Form 10-Q
period 1996-09-30
INDEX INC
filed 1996-12-23
CIK 1020710

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission file number 0-21513


                                  INDEX, INC.
             (Exact name of registrant as specified in its charter)


                   Texas                                        76-0509661
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)


  580 Westlake Park Boulevard, Suite 1100                         77079
                Houston, Texas                                  (Zip Code)
  (Address of principal executive offices)

                                  281/531-4214
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  (as to paragraph (1))     No  X  (as to paragraph (2))
   -----                            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of December 20, 1996:

                            Common Stock: 15,987,900

Part I:  Financial Information


                                  INDEX, INC.

                (CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS)

                     (In thousands, except per share data)

                                                                September 30,   December 31,
                                                                    1996            1995
                                                                ------------    ------------
                                                                (Unaudited)
                             Assets
Current assets:
   Cash                                                         $          1    $      1,492
   Trade accounts receivable, net of allowance for doubtful
      accounts of $199,000 and $200,000, respectively                 16,358          15,892
   Inventory                                                          16,719          16,706
   Prepaid expenses and other current assets                             992             813
   Deferred income taxes                                                 533             170
                                                                ------------    ------------
Total current assets                                                  34,602          35,073
Property and equipment, net                                            7,081           6,744
Other Assets                                                           1,172           1,437
                                                                ------------    ------------
Total assets                                                    $     42,856    $     43,254
                                                                ============    ============

              Liabilities and Shareholders' Equity

Current liabilities:
   Trade accounts payable                                       $      6,014    $      6,435
   Employee compensation                                                 851           1,129
   Other accrued liabilities                                           2,178           1,419
   Current portion of long-term debt                                     444           1,888
   Current portion of subordinated debt                                1,199             235
                                                                ------------    ------------
                                                                      10,686          11,106
Long-term debt, less current portion                                  19,764          20,130
Subordinated debt, less current portion                                                1,145
Deferred compensation                                                                    380
Deferred income taxes                                                    205             205
Equity subject to redemption--Note 8:
   Preferred stock--1,496 shares                                         150             150
   Class A convertible preferred stock -- 4,500 shares                   450             450
   Class A common stock -- 272,000 shares                              2,600           1,888
Shareholders' Equity:
   Preferred stock, nonvoting, noncumulative $1 par value;
   liquidation preference of $100 per share:
       Authorized shares -- 1,000,000
       Issued shares -- 10,098 including 1,496 shares
       subject to redemption -- Note 8                                     9               9
   Class A convertible preferred stock, nonvoting,
   cumulative $100 per share
       Authorized shares -- 1,000,000
       Issued and outstanding -- 19,500, including 4,500
       subject to redemption -- Note 8                                 1,500           1,500
   Class B convertible preferred stock, nonvoting, cumulative
   $100 par value; liquidation preference $100 per share:
       Authorized shares -- 1,000,000 shares
       Issued and outstanding shares - none
   Class A common stock, $.01 par value;
       Authorized shares -- 10,000,00
       Issued and outstanding-- 980,300 , including 272,000
        shares subject to redemption --Note 8                              7               7
   Class B common stock, $.01 par value; liquidation
         preference of $7.5075 per share:
         Authorized shares-- 10,000,000
          Issued and outstanding -- 176,900                                2               2
   Paid-in capital                                                     1,422             580
   Retained earnings                                                   7,758           7,399
                                                                ------------    ------------
                                                                      10,698           9,497
   Less treasury stock, 6,732 shares preferred and 221,401
          shares Class A common                                       (1,697)         (1,697)
                                                                ------------    ------------
Total shareholders' equity                                             9,001           7,800
Total liabilities and shareholders' equity                      $     42,856    $     43,254
                                                                ============    ============




      See notes to condensed combined consolidated financial statements.

                                  INDEX, INC.


              Condensed Combined Consolidated Statements of Income

                                  (Unaudited)


                                                Three Months Ended      Nine Months Ended
                                                   September 30            September 30
                                               --------------------    --------------------
                                                 1996        1995        1996        1995
                                               --------    --------    --------    --------
                                                   (In thousands, except per share data)
Sales                                          $ 32,193    $ 27,988    $ 95,214    $ 84,383
Cost of sales                                    23,784      20,677      70,574      62,682
                                               --------    --------    --------    --------
Gross Profit                                      8,409       7,311      24,640      21,701
Selling, general and administrative expenses      7,424       6,244      22,230      18,624
                                               --------    --------    --------    --------
Operating income                                    985       1,067       2,410       3,077
Other income                                        129         218         643         646
Interest expense                                   (548)       (474)     (1,556)     (1,442)
                                               --------    --------    --------    --------
                                                   (419)       (256)       (913)       (796)
                                               --------    --------    --------    --------
Income before income taxes                          566         811       1,497       2,281
Provision for income taxes                          230         329         607         925
                                               --------    --------    --------    --------
Net income                                     $    336    $    482    $    890    $  1,356
                                               ========    ========    ========    ========
Primary net income per common and
   common equivalent shares                    $   0.33      $.0.36    $   0.87    $   1.02
                                               ========    ========    ========    ========
Number of shares used to compute primary
   net income per common and common
   equivalent shares                              1,016       1,331       1,016       1,331
                                               ========    ========    ========    ========
Fully diluted net income per common and
   common equivalent share                     $   0.29    $   0.36    $   0.77    $   1.02
                                               ========    ========    ========    ========
Number of shares used to compute fully
   diluted net income per common and
   common equivalent shares                       1,152       1,334       1,152       1,334
                                               ========    ========    ========    ========




      See notes to condensed combined consolidated financial statements.

                                  INDEX, INC.

            Condensed Combined Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
                                                                   (In thousands)
Operating Activities
Net cash provided by operating activities                       $  2,118    $  1,881

Investing activities
Proceeds from sale of property and equipment                           7         100
Purchase of Austin Bearing net assets                               (550)
Purchase of property and equipment                                  (971)       (369)
                                                                --------    --------
Net cash used in investing activities                           $ (1,514)   $   (269)

Financing activities
Proceeds from debt                                                93,856      89,386
Principal payments on revolving line of credit, long-term and
   subordinated debt, and notes payable to bank                  (95,884)    (90,114)
Issuance of Class A common stock                                       1         232
Acquisition of common stock                                                     (589)
Dividends paid                                                       (68)
Net cash used in financing activities                             (2,096)     (1,085)
                                                                --------    --------
Decrease in cash                                                  (1,491)       (889)
Cash at beginning of period                                        1,492         889
                                                                --------    --------
Cash at end of period                                                  1           0
                                                                ========    ========



       See notes to condensed combined consolidated financial statements.

                                  INDEX, INC.

                               September 30, 1996

         Notes to Condensed Combined Consolidated Financial Statements

Note 1:  Basis of Presentation

Index, Inc., a Texas corporation (the "Company"), was incorporated on July 26, 1996, to facilitate a reorganization of SEPCO Industries, Inc., a Texas corporation (SEPCO"), in anticipation of an acquisition by Index as the successor to SEPCO of Newman Communications Corporations, a New Mexico corporation ("Newman"). On December 4, 1996, the reorganization of SEPCO (the "SEPCO Reorganization") was effected through a merger of a wholly-owned subsidiary of the Company with and into SEPCO pursuant to which the Company acquired all of the outstanding shares of SEPCO in exchange for shares of the Company. Immediately following the SEPCO Reorganization, the Company acquired Newman through a merger of a wholly-owned subsidiary of the Company with and into Newman (the "Newman Merger").

Prior to the SEPCO Reorganization, the Company had no operations and its only assets consisted of $1,000 cash. The SEPCO Reorganization has been accounted for as a recapitalization of SEPCO. Accordingly, the accompanying unaudited financials statements are presented on a combined basis assuming the SEPCO Reorganization had been effected as of first day of the periods presented.

Prior to the Company's acquisition of Newman, Newman was a non-operating entity with nominal assets. The Newman Merger was effected as a means to increase the Company's shareholder base. The Newman Merger will be accounted for as an issuance on December 4, 1996, of shares for the net tangible assets of Newman.

The equity capitalization of the Company after giving effect to the SEPCO Reorganization and Newman Merger consists of 15,987,900 shares of Common Stock, 3,399 shares of Series A Preferred Stock and 19,500 shares of Series B Convertible Preferred Stock. The holders of Series A Preferred Stock are entitled to 1/10th a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of Common Stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case, the holders of the Series A Preferred Stock are entitled to a $100 liquidation preference per share. Each share of the Series B Convertible Preferred Stock is convertible into shares of Common Stock and a monthly dividend per share of $0.50. The holders of the Series B Convertible Stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A Preferred Stock and to 1/10th of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the Common Stock.

Unless the context otherwise requires, references to the Company with respect to historical operations shall mean the Company and SEPCO.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed combined consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and SEPCO included in the Company's Registration Statement on Form S-4 (Registration No. 333-10021), as amended, which was filed with the Securities and Exchange Commission and declared effective November 12, 1996 (the "Registration Statement").

Note 2.  Per Share Amounts

Net income per common and common equivalent share has been computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Options to purchase common stock issued by the Company within the 12 months preceding the filing of the Registration Statement have been included in the calculation of common equivalent shares outstanding (using the treasury stock method) as if they were outstanding for all periods presented. The computation of fully diluted net income per common and common equivalent share assumes the SEPCO Class A convertible preferred stock (converted to Series B Preferred Stock pursuant to the reorganization) was converted as of the beginning of the period.

Note 3:  Inventory

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

Note 4:  Acquisition

Effective December 31, 1995, the Company acquired 100% of the outstanding common stock of Bayou Pumps, Inc. The purchase price totaled $500,000 and consisted of (i) $450,000 of SEPCO's Class A convertible preferred stock (converted into shares of Series B Preferred Stock in the SEPCO Reorganization) and (ii) cash of $50,000. The acquisition was accounted for using the purchase method of accounting. Goodwill of $400,000 was recorded in connection with the acquisition.

Effective February 2, 1996, SEPCO acquired the net assets of Austin Bearing Corporation. The purchase price totaled approximately $578,000 and consisted of
(i) a $249,000 note, bearing interest at 9%, payable monthly over five years and (ii) cash of $329,000. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $84,000 was recorded in connection with the acquisition.

Note 5:  Commitments and Contingencies

The Company is currently undergoing an examination of tax returns for 1992 through 1994 by the Internal Revenue Service ("IRS"). The IRS has asserted claims against SEPCO for additional taxes and penalties of approximately $1 million plus interest of approximately $260,000. This claim relates primarily to a challenge by the IRS of SEPCO's use of the LIFO method of accounting for inventory. The Company believes that SEPCO's LIFO elections were valid and is pursuing its rights to administrative appeal. Although an unfavorable outcome on this matter would result in the payment of additional taxes and impact the Company's liquidity position, the Company believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position of the Company.

Note 6:  Stock Options

Prior to and during 1995, SEPCO issued nonqualified, book value plan stock options to certain officers of the Company to purchase 307,300 shares of SEPCO's Class A common stock (4,916,800 shares of Common Stock after the SEPCO Reorganization), which had exercise prices equal to the book value of the common stock on the date of the grant. The option agreement allowed the employee to require the Company to purchase, at book value, the shares of stock issued upon exercise of the option. The Company recognized compensation expense for increases in the book value of the stock while the options were outstanding. Effective March, 31, 1996, the stock option agreements were amended to become nonqualified stock options and to eliminate the provision that would require the Company to purchase, at book value, the shares of stock issued upon exercise of the options. In connection with these changes, the Company has recognized approximately $426,000 of compensation expense, net of a tax benefit of $284,000.

Note 7:  Long-Term Debt

The Company currently has a $20 million secured line of credit with an institutional lender. The rate of interest is prime plus .5% (9.00% at September 30, 1996). The line of credit is secured by receivables, inventory, machinery, equipment and real estate and matures January 1999. At September 30, 1996, the available line of credit was approximately $3.0 million. The facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as tangible net worth less than five to one and current assets to current liabilities greater than two to one. The credit facility also restricts dividends and distributions from SEPCO to the Company other than to pay dividends on the Series B Convertible Preferred Stock. The Company currently is discussing with its lender a modification to the facility in light of the Company's operational cash requirements following the SEPCO Reorganization and Newman Merger.

Note 8.  Stockholder's Equity

SEPCO has agreements with certain holders of Class A common, preferred and Class A convertible preferred stock that, upon termination of employment, the shareholders have an obligation to sell and SEPCO has the first opportunity to buy the stock. SEPCO also has the opportunity to match a higher offer obtained by the shareholder from another party. The selling price of the stock will be at a price per share equal to the equity per share for the Class A common stock and $100 per share for the preferred and Class A convertible preferred stock.

In conjunction with the reorganization discussed in Note 1 above, all put arrangements on SEPCO's stock will be eliminated upon the issuance of stock of Index, Inc. to SEPCO's shareholders.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following analysis of the financial condition and results of operations of Index, Inc. (the "Company") reflects the Company and SEPCO Industries, Inc. ("SEPCO") on a combined basis after giving effect to the SEPCO Reorganization (defined below) and should be read in conjunction with the consolidated combined financial statements of the Company, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q.

     The Company's expectations with respect to future results of operations that may be embodied in oral or written forward-looking statements, including any forward-looking statements that may be contained in this Quarterly Report on Form 10-Q, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 5 of Part II of this Report.

     SEPCO Reorganization

     The Company was incorporated on July 26, 1996, to facilitate a reorganization of SEPCO in anticipation of an acquisition by the Company as the successor to SEPCO of Newman Communications Corporations, a New Mexico corporation ("Newman"). On December 4, 1996, the reorganization of SEPCO (the "SEPCO Reorganization") was effected through a merger of a wholly-owned subsidiary of the Company with and into SEPCO pursuant to which the Company acquired all of the outstanding shares of SEPCO in exchange for shares of the Company. Immediately following the SEPCO Reorganization, the Company acquired Newman through a merger of a wholly-owned subsidiary of the Company with and into Newman (the "Newman Merger").

     Prior to the SEPCO Reorganization, the Company had no operations and its only assets consisted of $1,000 cash. The SEPCO Reorganization has been accounted for as a recapitalization of SEPCO. Accordingly, the accompanying unaudited financials statements are presented on a combined basis assuming the SEPCO Reorganization had been effected as of first day of the periods presented.

     Prior to the Company's acquisition of Newman, Newman was a non-operating entity with nominal assets. The Newman Merger was effected as a means to increase the Company's shareholder base. The Newman Merger will be accounted for as an issuance on December 4, 1996, of shares for the net tangible assets of Newman.

     The equity capitalization of the Company after giving effect to the SEPCO Reorganization and Newman Merger consists of 15,987,900 shares of Common Stock, 3,399 shares of Series A Preferred Stock and 19,500 shares of Series B Convertible Preferred Stock. The holders of Series A Preferred Stock are entitled to 1/10th a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of Common Stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case, the holders of the Series A Preferred Stock are entitled to a $100 liquidation preference per share. Each share of the Series B Convertible Preferred Stock is convertible into shares of Common Stock and a monthly dividend per share of $0.50. The holders of the Series B Convertible Stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A Preferred Stock and to 1/10th of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the Common Stock.

Unless the context otherwise requires, references to the Company with respect to historical operations shall mean the Company and SEPCO.

     Market Trends

During the three- and nine-month periods ended September 30, 1996, the Company's revenues increased 15% and 11.4%, respectively, over the comparable periods in 1995. The revenue increases were reflective of the Company's efforts to expand operations through acquisitions and internal expansion. Gross margins remained relatively constant during 1996 compared to 1995 in spite of increased costs due in part to the Company's ability to pass on price increases. Offsetting the improvements in the Company's revenues and gross profits were various one-time costs incurred during 1996 related to the SEPCO Reorganization and Newman Merger. In March 1996, the Company converted its outstanding book value options into market-based options and recognized a $710,000 change for additional compensation expense. The Company also incurred $164,000 and $179,000 in expenses relating to the SEPCO Reorganization and Newman Merger for the three and nine months ended September 30, 1996. Combined, these items reduced operating income for the three and nine months ended September 30, 1996, and reduced net income for such periods by $108,000 and $118,000, respectively.

     Results for 1997 are expected to continue to benefit from the Company's recent acquisitions and internal development efforts. Although the Company expects to incur additional selling, general and administrative expenses associated with its becoming a public company, such expenses are expected to be less than the expenses and compensation charges incurred during 1996 relating to the SEPCO Reorganization and Newman Merger. The Company also intends to pursue an active acquisition program. The impact of this program will be dependent on the timing and nature of any acquisitions actually effected.

RESULTS OF OPERATIONS

Three Months Ended September, 1996 Compared to Three Months Ended September 30, 1995

Revenues for the three months ended September 30, 1996 increased 15.0% to $32.2 million from $28.0 million for the three months ended September 30, 1995, primarily due to sales of bearings and transmission products at locations where pump and pump products were sold previously. During the three months ended September 30, 1996, sales of pumps and pump products increased 7.1% over the comparable period in 1995, while sales of valves and valve automation products decreased 9.8% in the three months ended September 30, 1996 over the comparable 1995 period . The decrease in valve and automation sales during the three-month period ended September 30, 1996, however, represents less than one percent of total sales. Sales of bearings and power transmission equipment increased 34.7% in the three months ended September 30, 1996 over the comparable period in 1995. Included in the increased pump and pump products and bearing and power transmission revenues for the three months ended September 30, 1996 is approximately $1.2 million in revenues attributable to two companies acquired in December 1995 and February 1996.

Gross margins remained constant for the third quarter of 1996 as compared to the third quarter of 1995 due to the Company's ability to pass on manufacturer price increases. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and strong market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurance that the Company will be successful in this regard.

Selling, general and administrative expense increased as a percentage of revenues by .8% for third quarter of 1996 as compared to the third quarter of 1995, due primarily to costs associated with the Company's expansion of operations, software conversion, and professional fees associated with the SEPCO Reorganization and Newman Merger. Excluding the effect of the non-recurring expenses identified above, selling, general and administrative expenses as a percentage of revenues remained relatively consistent from period to period.

Operating income for the three-month period ended September 30, 1996 as a percentage of revenues declined to 3.0% compared to 3.8% for the same period of 1995, due primarily to the software conversion and costs associated with the SEPCO Reorganization and Newman Merger. The Company expects that the installation of its new software system should be completed by the end of 1996, and the expenses associated with such installation should decrease in 1997.

Interest expense during the third quarter of 1996 increased 15.6% to $548,000 from $474,000 for the third quarter of 1995, due to average debt increasing during the period as a result of increased inventory levels to support sales. Average interest rates were slightly lower during the three months ended September 30, 1996 as compared to the same period in 1995. Further increases in inventories may be required to the extent sales and activity levels increase. Any such increases would be subject to the nature of the increases and the perceived profitability of any such increases.

The Company's provision for income taxes for the three months ended September 30, 1996 decreased to $230,000 from $329,000 for the same period of 1995 notwithstanding increased operating income due to costs associated with the expansion of the Company's business, software conversion and professional fees related to the SEPCO Reorganization and Newman Merger.

Net income for the three-month period September 30, 1996, declined $146,000 from the three-month period ended September 30, 1995 due to expense associated with the software conversion and professional fees associated with the SEPCO Reorganization and Newman Merger. Excluding the cost associated with the SEPCO Reorganization and Newman Merger, operating income would have increased $109,000 and net income would have remained the same for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues for the nine months ended September 30, 1996 increased 11.4% to $95.2 million from $84.4 million for the same period in 1995, primarily due to sales of bearings and transmission products at locations where pump and pump products were sold previously, revenue attributable to the two companies acquired in December 1995 and February 1996 and from increased sales volume. During the nine months ended September 30, 1996, sales of pumps and pump products increased 6.8% over the comparable period in 1995, while sales of valves and valve automation products increased 4.1% in the first nine months in 1996 over the comparable 1995 period. Sales of bearings and power transmission equipment increased 24.7% in the first nine months of 1996 over the comparable period in 1995. Included in the increased pump and pump products and bearing and power transmission revenues for the nine months ended September 30, 1996 is approximately $3.2 million in revenues attributable to two companies acquired in December 1995 and February 1996.

Gross margins increased slightly by .1% in the first nine months of 1996 compared to the first nine months of 1995 due to the ability of the Company to pass on manufacturer price increases.

Selling, general and administrative expense increased as a percentage of revenues by 1.0% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, due primarily to a one-time charge of $710,000 for additional compensation expense associated with the amendment of certain book value stock options into market-based stock options, costs associated with the Company's expansion of operations, software conversion and professional fees associated with the SEPCO Reorganization and Newman Merger. Excluding the effect of the amendments to the stock options and the other non recurring expenses identified above, selling, general and administrative expenses as a percentage of revenues remained relatively consistent from period to period.

Operating income for the first nine months of 1996 as a percentage of revenues declined to $2.4 million from $3.1 million the first nine months of 1996, due primarily to the compensation expense recorded in connection with the stock option amendments, interest and other costs associated with SEPCO's expansion of operations and software conversion, and increased professional fees related to the Reorganization..

Interest expense during the first nine months of 1996 increased slightly compared to the first nine months of 1995, due to average debt increasing during the period as a result of increased inventory levels to support sales. Average interest rates were slightly lower during the nine months of 1996 as compared to 1995. Further increases in inventories may be required to the extent sales and activity levels increase. Any such increases would be subject to the nature of the increases and the perceived profitability of any such increases.

The Company's provision for income taxes for the first nine months of 1996 decreased by $318,000 compared to the first nine months of 1995 notwithstanding increased operating income due to higher compensation expense during the period associated with the amendments to the Company's stock options, costs associated with the expansion of the Company's operations and software conversion and increased professional fees related to the SEPCO Reorganization and Newman Merger.

Net income for the nine months ended September 30, 1996, declined $466,000 from the first nine months of 1995 due primarily to the effects of the additional compensation expense associated with the amendments to the Company's stock options, costs associated with the software conversion and increased professional fees associated with the Reorganization. Excluding the costs associated with the Reorganization, operating income and net income would have increased $427,000 and $256,000, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Liquidity and Capital Resources

The Company generated cash from operating activities of $2.1 million in the first nine months of 1996 as compared to 1.9 million during the first nine months of 1995.

Under the Company's credit facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the credit facility. As a result, at September 30, 1996, the Company had no cash and cash equivalents compared to $1.5 million at December 31, 1995. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had $3.0 million available for borrowings under its working capital line of credit at September 30, 1996. Working capital at September 30, 1996 and December 31, 1995 was $24 million. During the first nine months of 1996, the Company collected its trade receivables in approximately 48 days and turned its inventory approximately five times.

The Company currently has a $20 million secured line of credit with an institutional lender. The rate of interest is prime plus .5% (9.00% at September 30, 1996). The line of credit is secured by receivables, inventory, machinery, equipment and real estate and matures January 1999. At September 30, 1996, the available line of credit was approximately $3.0 million. The facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as tangible net worth less than five to one and current assets to current liabilities greater than two to one. The credit facility also restricts dividends and distributions from SEPCO to the Company other than to pay dividends on the Series B Convertible Preferred Stock. The Company currently is discussing with its lender a modification to the facility in light of the Company's operational cash requirements following the SEPCO Reorganization and Newman Merger.

The Company had capital expenditures of approximately $971,000 for the first nine months of 1996 as compared to $369,000 during the same period of 1995. Capital expenditures for the first nine months of 1996 included $190,000 for the purchase of a facility in Lufkin, Texas, and leasehold improvements, furniture and fixtures at the corporate office and office equipment and computer automation. The Company expended approximately $550,000 for the acquisition of the assets of Austin Bearings during the first quarter of 1996. For the remainder of 1996, the Company has budgeted approximately $438,000 for additional capital expenditures primarily associated with the conversion of the Company's computer system.

The Company is currently undergoing an examination of its tax returns by the IRS. The IRS has asserted claims against SEPCO for additional taxes and penalties of approximately $1 million plus interest of approximately $260,000. This claim relates primarily to a challenge by the IRS of SEPCO's use of the LIFO method of accounting for inventory. SEPCO believes that its LIFO elections were valid and currently is pursuing its rights to administrative appeal. Although an unfavorable outcome on this matter would result in the payment of additional taxes and impact the Company's liquidity position, the Company believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position of the Company.

The Company believes that cash generated from operations and available under its credit facility will meet its future ongoing operational and liquidity needs and capital requirements. Funding of the Company's acquisition program and integrated supply strategy will require capital in the form of the issuance of additional equity or debt financing. There can be no assurance that such financing will be available to the Company or as to the terms thereof.

Part II: Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities

On July 31, 1996, the Company issued 100 shares of its Common Stock, $.01 par value per share, in exchange for $10.00 cash per share, to David R. Little, the company's President and Chief Executive Officer, in connection with the formation of the Company.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

On August 12, 1996, by unanimous written consent, the sole shareholder of the company elected Jerry Jones, Cletus Davis, Kenneth H. Miller, Thomas V. Orr and Bryan Wimberly directors of the Company, approved the SEPCO Reorganization and Newman Merger and approved the Index, Inc. Long-Term Incentive Plan.

Item 5. Other Information

CAUTIONARY STATEMENTS

The Company's expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be contained in this Quarterly Report on Form 10-Q, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations. The company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

Substantial Competition

The company's business is highly competitive. The Company competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than the Company. Although many of the Company's traditional distribution competitors are small enterprises selling to customers in a limited geographic area, the Company also competes with larger distributors that provide integrated supply programs such as those offered through the iPower Consortium and outsourcing services similar to those that are planned to be offered by American MRO, Inc. ("AMRO"), a wholly-owned subsidiary of the Company. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than the Company. The Company's competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.

Risks Associated with Implementation of Corporate Strategy

Future results for the Company also will be dependent on the success of the Company in implementing its acquisition and growth strategy. This strategy includes taking advantage of a consolidation in the industry and effecting acquisitions of distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relations. The Company's strategy also includes expanding its product lines, adding new product lines and establishing alliances and joint ventures with other suppliers in order to provide the Company's customers with a source of integrated supply. The ability of the Company to implement this strategy will depend on its ability to identify, consummate and assimilate acquisitions on economic terms, to acquire and successfully integrate new product lines and to establish and successfully market new integrated forms of supply arrangements such as that being pursued by

AMRO. Although the Company is actively seeking acquisitions and integrated supply arrangements that would meet its strategic objectives, there can be no assurance that the company will be successful in these efforts. Further, the ability of the Company to effect its strategic plans will depend on obtaining financing for its planned expansions and acquisitions. There can be no assurance that such financing will be available on a timely basis or on terms satisfactory to the Company. The Company plans to examine appropriate methods of financing any such acquisition, including issuance of additional capital stock, debt or other securities or a combination of both. If the Company were to issue shares of its capital stock in any acquisition, such issuance could be dilutive to existing shareholders.

Dependence on Key Personnel

The company will continue to be dependent to a significant extent upon the efforts and ability of David R. Little, its Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Little or any other executive officer of the Company could have a material adverse effect on the Company's financial condition and results of operations. The Company does not maintain key-man life insurance on Mr. Little or on the lives of its other executive officers. In addition, the Company's ability to grow successfully will be dependent upon its ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely effect the Company's financial condition and results of operation.

Risks Associated with Hazardous Materials

Certain of the Company's activities involve the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

IRS Examination

The Company currently is undergoing an examination of its tax returns by the IRS. The IRS has asserted claims against SEPCO for additional taxes and penalties of approximately $1 million plus interest of approximately $260,000. This claim relates primarily to a challenge by the IRS of SEPCO's use of the LIFO method of accounting for inventory. Although the Company believes that its LIFO elections were valid and is pursuing its rights to administrative appeal, an unfavorable outcome on this matter would result in the payment of additional taxes and impact the company's liquidity position.

Limitation on Ability to Pay Dividends

The Company anticipates that future earnings, except for dividends payable on the Series B Convertible Preferred Stock, will be retained to finance the continuing development of its business. In addition, the Company's loan agreement with its principal lender prohibits the Company from declaring or paying any dividends or other distributions on its capital stock except for dividends on its preferred stock. Accordingly, the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

Item 6.  Exhibits and Reports on Form 8-K

2.1: Agreement and Plan of Merger dated August 12, 1996, by and among Index, Inc., Newman Acquisition Corporation, Newman Communications Corporation and Little & Company

          Investment Securities, (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-10021)).

2.2: Agreement and Plan of Merger dated August 12, 1996, by and among Index, Inc., SEPCO Acquisition corporation and SEPCO Industries, Inc., (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4, (Registration No. 333-10021)).

3.1:      Restated Articles of Incorporation, (incorporated by reference to
          Exhibit 3.1 of Registration Statement on Form S-4, (Registration No. 333-10021)).

3.2: Bylaws, (incorporated by reference to Amendment No. 1 to the Registrant's Exhibit 3.2 of Registration Statement on Form S-4, (Registration No. 333-10021)).

4.1:      Form of Common Stock Certificate, (incorporated by reference to
          Exhibit 4.1 of Registration Statement on Form S-4, (Registration No. 333-10021)).

4.2: Form of Series A Preferred Stock Certificate, (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4, (Registration No. 333-10021)).

4.3: Form of Series B Convertible Preferred Stock Certificate, (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4, (Registration No. 333-10021)).

4.4: See Exhibit 3.1 for provisions of the Restated Articles of Incorporation of the Registrant defining the rights of the holders of Common Stock, Series A Preferred Stock and Series B Convertible Preferred Stock.

4.5: See Exhibit 3.2 for provisions of the Bylaws of the Registrant defining the rights of the holders of Common Stock, Series A Preferred Stock and Series B Convertible Preferred Stock.

11.1:     Statement re: Computation of Per Share Earnings.

27.1      Financial Data Schedule

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        INDEX, INC.



Date: December 20, 1996                 By:
                                           ------------------------------
                                              Gary A. Allcorn
                                              Senior Vice President/Finance
                                              (Duly authorized officer and
                                              principal financial officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
2.1:      Agreement and Plan of Merger dated August 12, 1996, by and among
          Index, Inc., Newman Acquisition Corporation, Newman Communications
          Corporation and Little & Company Investment Securities, (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to the Registrant's
          Registration Statement on Form S-4 (Registration No. 333-10021)).

2.2:      Agreement and Plan of Merger dated August 12, 1996, by and among
          Index, Inc., SEPCO Acquisition corporation and SEPCO Industries,
          Inc., (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4, (Registration
          No. 333-10021)).

3.1:      Restated Articles of Incorporation, (incorporated by reference to
          Exhibit 3.1 of Registration Statement on Form S-4, (Registration No.
          333-10021)).

3.2:      Bylaws, (incorporated by reference to Amendment No. 1 to the
          Registrant's Exhibit 3.2 of Registration Statement on Form S-4,
          (Registration No. 333-10021)).

4.1:      Form of Common Stock Certificate, (incorporated by reference to
          Exhibit 4.1 of Registration Statement on Form S-4, (Registration No.
          333-10021)).

4.2: Form of Series A Preferred Stock Certificate, (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant's
          Registration Statement on Form S-4, (Registration No. 333-10021)).

4.3:      Form of Series B Convertible Preferred Stock Certificate,
          (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4, (Registration No.
          333-10021)).

4.4:      See Exhibit 3.1 for provisions of the Restated Articles of
          Incorporation of the Registrant defining the rights of the holders of Common Stock, Series A Preferred Stock and Series B Convertible
          Preferred Stock.

4.5: See Exhibit 3.2 for provisions of the Bylaws of the Registrant defining the rights of the holders of Common Stock, Series A
          Preferred Stock and Series B Convertible Preferred Stock.

11.1:     Statement re: Computation of Per Share Earnings.

27.1      Financial Data Schedule