Form 10-K405
period 1996-12-31
INDEX INC
filed 1997-03-31
CIK 1020710

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-21513

                                  INDEX, INC.

            A TEXAS                                IRS EMPLOYER IDENTIFICATION
         CORPORATION                                      NO. 76-0509661

                    580 WESTLAKE PARK BOULEVARD, SUITE 1100
                             HOUSTON, TEXAS  77079

                        Telephone Number (281) 531-4214


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 Par Value


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  /X/   No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (Common Stock, Series A Preferred
    Stock and Series B Preferred Stock) held by non-affiliates of registrant as
    of March 25, 1997                                                $ 5,668,730

Number of shares of registrant's Common Stock outstanding as of March 25, 1997
                                                                      12,079,350

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of registrant's proxy statement relating to the 1997 annual meeting of shareholders have been incorporated by reference into Part III hereof.
________________________________________________________________________________

                               TABLE OF CONTENTS

                                  DESCRIPTION

Item                                                                                                                 Page
-------------------------------------------------------------------------------------------------------------------------
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . .  10
         6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . .  12
         8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
         9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .  33

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
         10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . .  34
         11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
         12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . .  34
         13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
         14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . .  35

                                     PART I

         This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Index, Inc.'s actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", "Business--Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

ITEM 1.  BUSINESS

BACKGROUND

         Index, Inc., a Texas corporation ("Index" or the "Company"), was incorporated in July 1996 to facilitate a reorganization of SEPCO Industries, Inc., a Texas corporation ("SEPCO"), in anticipation of an acquisition by the Company as the successor to SEPCO of Newman Communications Corporation, a New Mexico corporation ("Newman"). On December 4, 1996, the reorganization of SEPCO (the "SEPCO Reorganization") was effected through a merger of a wholly owned subsidiary of the Company with and into SEPCO pursuant to which the Company acquired all of the outstanding shares of SEPCO in exchange for shares of the Company. Immediately following the SEPCO Reorganization, the Company acquired Newman through a merger of a wholly owned subsidiary of the Company with and into Newman (the "Newman Merger").

         Prior to the SEPCO Reorganization, the Company had no operations and minimal assets. Prior to the Newman Merger, Newman was a non-operating company with nominal assets. The Newman Merger was effected as a means to increase the Company's shareholder base. Unless the context otherwise requires, references to the Company with respect to operations prior to December 4, 1996 shall mean SEPCO and references to the Company with respect to operations after December 4, 1996 shall mean Index, Inc. and its subsidiaries.

GENERAL

         The Company is a distributor of maintenance, repair and operating supplies and equipment for industrial customers engaged in various businesses, principally the oil and gas, petrochemical and wood products industries. The Company currently distributes over 125,000 items, consisting primarily of pumps and pump accessories, valves and valve automation products and bearings and power transmission equipment. The Company also provides system design, fabrication, installation, repair and maintenance services for its customers. The Company's products currently are distributed from over 30 distribution centers strategically located throughout the Southwest. The Company's sales force includes approximately 100 sales representatives.

         The Company has been a distributor of industrial supplies in the Southwest since 1908 when it was founded as a distributor of pumps and pump products for companies in the agriculture industry. The Company has grown substantially since that time through the addition of new product lines and distribution locations. Since 1987, the Company has made various acquisitions with the objective of expanding its product lines and distribution network.

         The Company's strategy is to continue to expand through acquisitions and internal development. Through future acquisitions, the Company will seek to take advantage of what it believes to be a trend toward consolidation in the highly fragmented industrial product distribution industry. The Company believes that this consolidation is being driven by the customer's desire to reduce costs through integrated sources of supply which can provide products at lower costs through volume purchases. The integration of supply also reduces the customer's need to maintain excess inventories and to coordinate purchasing needs through numerous small suppliers. The Company intends to meet this customer demand by engaging in selective acquisitions of small- to medium-sized independent distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relations. The Company also plans to seek acquisitions that will provide it with the ability to penetrate new geographical markets through the establishment of distribution bases outside of the Company's current geographical markets. These acquisitions are expected to be both within the Southwest and elsewhere in the United States. Although the Company is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that the Company will be successful in its efforts. See "--Industry Overview and Business Objectives" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company's strategy for internal development also is related to the consolidation trend in the industry and focused on providing the Company's customers with an integrated source of supply for a large portion of their maintenance, repair and operating supply needs. The Company believes that to compete successfully as the market for industrial suppliers consolidates, it will be necessary for distributors to provide the customer with a single source of supply for a majority of their industrial supply needs, either directly through their own product lines or through alliances, consortiums or joint ventures. The Company intends to seek to meet this competitive need by expanding its existing product lines and adding new product lines through acquisitions, new manufacturing arrangements and alliances and joint ventures with other suppliers. The Company also intends to begin to actively market to its customers through one of its subsidiaries, American MRO, Inc. ("AMRO"), a comprehensive outsourcing program that is designed to provide all aspects of the maintenance, repair and operating supply procurement and the inventory management and distribution functions for its customers at the customer's location.

INDUSTRY OVERVIEW AND BUSINESS OBJECTIVES

         The Company estimates that the United States market for industrial supplies is currently approximately $200 billion annually. The principal products provided to this market consist of (i) pumps and pump accessories,
(ii) valves and valve automation products, (iii) bearings and power transmission equipment, (iv) electrical products and (v) general mill supplies and safety products. The Company currently provides three of these five classes of products (pumps, valves and bearings and power transmission) and, as part of its operating strategy, intends to seek acquisitions of distributors who provide the other two classes of products (electrical and general mills and safety).

         The industrial distribution industry currently is highly fragmented, and as a result, most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors, like the Company, also generally provide the customer with repair and maintenance services, technical support and application expertise with respect to their own product lines. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at branch distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and warehouse those products at its industrial site until the products are used.

         The Company believes that the current distribution system for industrial products in the United States creates inefficiencies at both the customer and the distributor level through excess inventory requirements and duplicative cost structures. The Company believes that with increased global competition and pricing pressures, the current system will need to change and industrial distributors will need to consolidate to meet their clients' objectives for faster deliveries and lower costs. Consolidation will provide those distributors that are able to consolidate the opportunity to better manage their inventory levels, reduce per unit overhead and selling costs and improve purchasing power from the manufacturer.

         The Company believes that an additional factor underlying the consolidation trend in the industry is a growing demand for new alternative distribution programs in which an integrated source of supply is offered to the customer as a means of simplifying the procurement of industrial supplies and reducing the customer's own purchasing costs. This integrated source of supply currently is being provided on a limited basis by the Company and other distributors through a variety of differing forms of alliances, joint ventures and consortiums among distributors that are designed to offer the customer a broader range of products though a centralized source of supply. The Company expects that while such alliances will continue to grow and be a factor in the market in the future, the ability of a distributor to provide all or a substantial portion of the supply needs of the customer will become a central aspect of competition in the industry in the future.

         Industrial supply distributors typically provide professional sales expertise, engineering expertise, inventory availability, fabrication and assembly and in-house and field service. The Company believes that the acquisition of other businesses will not materially affect its ability to provide these services to its customers on the same basis as smaller distributors. The Company currently does not intend to eliminate any material services that may be provided by companies which it may acquire, but rather to maintain the same or higher level of service through acquired personnel and non-duplicative locations. The Company also believes that the level of service provided to the customers of the acquired business may be enhanced as a result of the availability of a broader range of products, the elimination of duplicative overhead and access to expanded product lines.

         The Company's objective for future growth is to take advantage of the current consolidation and integrated supply trends in the market. In this regard, the Company intends to seek acquisitions that will both expand its existing product lines and add new product lines. The Company also intends to continue to pursue on a selective basis alliances and other similar arrangements with other distributors that will allow it to provide a more integrated source of supply to its customers. The Company also has recently created a new subsidiary, AMRO, to market a comprehensive vendor outsourcing service through which the Company will perform all aspects of supply procurement, inventory management and distribution functions for large volume customers at the customer's industrial site. Although AMRO recently began the marketing of its services and has not yet generated any revenues, the Company believes that the services proposed to be provided by AMRO ultimately will become an important component of the Company's distribution network.

         The ability of the Company to implement its strategy for growth will be dependent on its ability to identify, consummate and assimilate acquisitions on economic terms, to acquire and successfully integrate new product lines and to establish and successfully market new integrated forms of supply arrangements such as those being pursued by AMRO. Although the Company is actively pursuing acquisitions and integrated supply arrangements that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. Further, the ability of the Company to effect its strategic plans will be dependent on its obtaining financing for its planned expansions, which there can be no assurance will be available. The Company plans to examine appropriate methods of financing any such acquisition, including issuance of additional capital stock, debt or other securities or a combination of both. If the Company were to issue shares of its capital stock in any acquisition, such issuance could be dilutive to existing shareholders.

         In February 1997, the Company signed a non-binding letter of intent to purchase Pelican State Supply Company, Inc. ("Pelican"), a general mill supply company located in Baton Rouge, Louisiana. Pursuant to the proposed acquisition, the Company would acquire all of the issued and outstanding shares of capital stock of Pelican for $1.5 million in cash and 432,286 shares of Common Stock. The consummation of the acquisition is subject to customary conditions, including the negotiation and execution of mutually satisfactory definitive documentation and the completion of a satisfactory due diligence review by the Company. There can be no assurance, however, that the Company will consummate the acquisition of Pelican or, if consummated, that the terms will be as described above.

PRODUCTS AND SERVICES

         The Company currently stocks in inventory for distribution more than 125,000 different items for use primarily by customers engaged in the oil and gas, petrochemical and wood products industries. Other industries served by the Company include municipalities, food and beverage and construction. The principal products currently distributed by the Company consist of (i) pumps and pump accessories, (ii) valves and valve automation products and (iii) bearings and power transmission equipment. The Company also provides system design, fabrication, installation and repair and maintenance services for its customers. The Company's products are distributed from over 30 distribution centers strategically located throughout the Southwest and sold through a sales force of approximately 100 sales representatives who operate on a commission basis.

  Pumps and Pump Accessories

         The Company's pump products include a full line of (i) centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production, (ii) rotary gear pumps for low-to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids, (iii) plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service and (iv) air-operated diaphragm pumps. The Company also provides various pump accessories. Sales of pumps and pump accessories accounted for 53%, 56% and 58% of the Company's revenues for years ended December 31, 1996, 1995 and 1994, respectively.

  Valves and Valve Automation

         The Company's valve and valve automation products include a full line of pneumatic, hydraulic and electric actuators for critical or high-pressure service applications or remote valve operation applications, such as refinery, offshore and pipeline applications, as well as for applications involving large-diameter pipe. The Company also provides a full line of manual worm gear and bevel gear actuators for low-pressure applications not requiring remote operation, including tank farms, water lines and municipal water systems.
These actuators may be fitted to either multi- or quarter-turn valves. The Company also supplies various accessories and control equipment, such as positive displacement gas meters, rupture disc replacement devices, control valves, limit switches and valve positioners. Sales of valves and valve automation products accounted for 8%, 9% and 7% of the Company's revenues for years ended December 31, 1996, 1995 and 1994, respectively.

  Bearings and Power Transmission Equipment

         The Company provides a full line of bearings, hoses, seals and power transmission products. The Company's bearing products include several types of mounted and unmounted bearings for a variety of applications, ranging from basic applications such as pumps, motors and conveyors to complex applications. Hose products distributed by the Company include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon(R) hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. The Company also distributes seal products, such as O-rings, Vee packings, retaining rings and other related equipment. Power transmission products distributed by the Company include speed reducers, flexible coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses. Sales of bearings, hoses, seals and power transmission equipment accounted for 39%, 35% and 35% of the Company's revenues for years ended December 31, 1996, 1995 and 1994, respectively.

  System Design, Fabrication, Installation and Repair and Maintenance Services

         In addition to distributing products, the Company provides complete, customized pumping, valve automation and power transmission system design and fabrication services through its engineering personnel and fabrication facilities. The Company also provides training services with respect to the installation and basic applications of its products as well as around-the-clock field repair services supported by a fleet of fully equipped service vehicles.

MANUFACTURERS

         The Company acquires its products through numerous original equipment manufacturers. The Company has distribution agreements with these manufacturers, some of which give the Company exclusive rights to distribute the manufacturer's products in a specific geographic area. All of the Company's distribution agreements are subject to cancellation by the manufacturer upon one year notice or less. No one manufacturer provides products that account for 10% or more of the Company's revenues. The Company believes that alternative sources of supply could be obtained in a timely manner if any distribution agreement were canceled. Accordingly, the Company does not believe that the loss of any one distribution agreement would have a material adverse effect on its business, financial condition or results of operations. Representative manufacturers of the Company's products include (i) G.H. Bettis (valve and valve automation products), (ii) Gould's, G&L, Viking, Wilden and Gaso (pumps and pump products), (iii) SKF, Torrington/Fafnir, Timkin and NTN (bearings) and (iv) Dodge/Reliance, Falk, Gates, Martin Sprocket, T. B. Woods, Emerson, Rexnord and Baldor Electric (power transmission products).

COMPETITION

         The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, many of which may have greater financial and other resources than the Company. Many of the Company's competitors are small enterprises selling to customers in a limited geographic area. The Company also competes with larger distributors that provide integrated supply programs such as those offered through the iPower Consortium, an integrated supply consortium, and outsourcing services similar to those proposed to be offered by AMRO, some of which may be able to supply their products in a more efficient and cost-effective manner than the Company. The Company also competes with direct mail suppliers, large warehouse stores and, to a lesser extent, manufacturers.

CUSTOMERS

         The Company provides its products and services to over 10,000 customers in various industries, principally oil and gas, petrochemicals and wood products. Other industries include chemicals, pulp and paper, food and beverage, municipal, construction and general manufacturing.

BACKLOG

         The Company typically fills and ships customer orders within 30 to 90 days of receipt of the order and, therefore, maintains no significant backlog.

EMPLOYEES

         As of December 31, 1996, the Company had 459 full-time employees.

INSURANCE

         The Company maintains liability and other insurance that it believes to be customary and generally consistent with industry practice. There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits maintained by the Company could have a material adverse effect on the Company's financial condition and results of operations.

INTELLECTUAL PROPERTY

         Many of the Company's products are subject to patents by the manufacturers thereof. The Company's business, however, is not materially dependent on any single patent or group of patents or generally upon patent protection.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         The Company is subject to various laws and regulations relating to its business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration.

         The Company's operations also are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. In recent years, laws and regulations protecting the environment generally have become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The Company is not currently aware of any situation or condition that it believes is likely to have a material adverse effect on its results of operations or financial condition.

RISK FACTORS

         The Company's expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be contained in this Annual Report on Form 10-K, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

  Substantial Competition

         The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than the Company. Although many of the Company's traditional distribution competitors are small enterprises selling to customers in a limited geographic area, the Company also competes with larger distributors that provide integrated supply programs such as those offered through the iPower Consortium and outsourcing services similar to those that are planned to be offered by AMRO. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than the Company. The Company's competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers. See "--Competition".

  Risks Associated With Implementation of Corporate Strategy

         Future results for the Company also will be dependent on the success of the Company in implementing its acquisition and growth strategy. This strategy includes taking advantage of a consolidation in the industry and effecting acquisitions of distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relations. The Company's strategy also includes expanding its product lines, adding new product lines and establishing alliances and joint ventures with other suppliers in order to provide the Company's customers with a source of integrated supply. The ability of the Company to implement this strategy will be dependent on its ability to identify, consummate and assimilate acquisitions on economic terms, to acquire and successfully integrate new product lines and to establish and successfully market new integrated forms of supply arrangements such as that being pursued by AMRO. Although the Company is actively seeking acquisitions and integrated supply arrangements that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. Further, the ability of the Company to effect its strategic plans will be dependent on its obtaining financing for its planned expansions and acquisitions. There can be no assurance that such financing will be available on a timely basis or on terms satisfactory to the Company. The Company plans to examine appropriate methods of financing any such acquisition, including issuance of additional capital stock, debt or other securities or a combination of both. If the Company were to issue shares of its capital stock in any acquisition, such issuance could be dilutive to existing shareholders.

  Dependence on Key Personnel

         The Company will continue to be dependent to a significant extent upon the efforts and ability of David R. Little, its President and Chief Executive Officer. The loss of the services of Mr. Little or any other executive officer of the Company could have a material adverse effect on the Company's financial condition and results of operations. The Company does not maintain key-man life insurance on Mr. Little or on the lives of its other executive officers. In addition, the Company's ability to grow successfully will be dependent upon its ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely effect the Company's financial condition and results of operations.

  IRS Examination

         The Company currently is undergoing an examination of its tax returns by the Internal Revenue Service ("IRS"), which is asserting claims against the Company for additional taxes and penalties of approximately $1 million plus interest of approximately $310,000. The claim relates primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. Although the Company believes that its LIFO elections were valid and is pursuing its rights to administrative appeal, an unfavorable outcome on this matter would result in the payment of additional taxes and impact the Company's liquidity position. The Company has been engaged in discussions with representatives of the IRS regarding this matter and has reserved $30,000 to cover any possible tax liability related to this matter. See "Legal Proceedings".

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

ITEM 2.  PROPERTIES

         Set forth below is certain information with respect to certain of the Company's properties. The Company believes that all of these properties are adequately insured, in good condition and suitable for the uses described below for the foreseeable future.

                                                           Approximate                            Lease
                                                              Size             Owned/          Expiration
           Location                   Primary Use         (Square Feet)        Leased             Date
 ----------------------------   ----------------------   ---------------   -------------   ------------------
 580 Westlake Park              Office                          7,276          Leased      February 2001
 Houston, Texas

 6500 Brittmoore                Office                         88,000         Owned(1)
 Houston, Texas

 2603 LaBranch                  Distribution facility          33,000         Owned(1)
 Houston, Texas

 4302 Creekmont                 Distribution facility          26,000         Owned(1)
 Houston, Texas

 Harahan, Louisiana             Distribution facility          30,000         Owned(1)

 Odessa, Texas                  Distribution facility          25,000         Owned(1)

 Oklahoma City, Oklahoma        Distribution facility          18,000          Leased      November 2001

 Irving, Texas                  Distribution facility          15,000          Owned

 Hobbs, New Mexico              Distribution facility          10,000          Owned

 Lufkin, Texas                  Distribution facility          10,000          Owned

 Broussard, Louisiana           Distribution facility          10,000          Owned

 Longview, Texas                Distribution facility           7,000          Owned

 Baytown, Texas                 Distribution facility           7,000          Owned

-----------------------------

(1)      Property pledged to secure certain indebtedness of the Company.

         The Company also leases 25 additional branch distribution facilities located in Texas, Louisiana, Oklahoma and New Mexico. These facilities, which average 5,000 square feet or less in size, generally are leased for a term of three to five years. The leases provide for periodic specified rental payments and certain leases are renewable at the option of the Company. The Company believes that if the leases for any of its facilities were not renewed, other suitable facilities could be leased with no material adverse effect on its business, financial condition or results of operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently undergoing an examination of its tax returns by the IRS which is asserting claims against the Company for additional taxes and penalties of approximately $1 million plus interest of approximately $310,000. This claim relates primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. The Company believes that its LIFO elections were valid and currently is pursuing its rights to administrative appeal. The Company has been engaged in discussions with representatives of the IRS regarding this matter and has reserved $30,000 to cover any possible tax liability related to this matter. Although an unfavorable outcome on this matter would result in the payment of additional taxes and impact the Company's liquidity position, the Company believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Market for the Common Stock

         The Company's Common Stock, par value $.01 per share (the "Common Stock"), has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "DXPE" since December 27, 1996. The high sales price of the Common Stock for the period from December 27, 1996, through December 31, 1996, was $3.75. The low sales price for such period was $3.25. Prior to December 27, 1996, there was no public market for the Common Stock.

         As of March 25, 1997, the Company's 12,079,350 shares of Common Stock outstanding were held by 116 stockholders of record and approximately 555 beneficial owners, the Company's 3,366 shares of Series A Preferred Stock, par value $1 per share (the "Series A Preferred Stock"), outstanding were held by six stockholders of record and the Company's 19,500 shares of Series B Preferred Stock, par value $1 per share (the "Series B Preferred Stock"), outstanding were held by five stockholders of record. Each share of Series B Preferred Stock is convertible at any time into 112 shares of Common Stock, subject to adjustment in certain events. An additional 3,908,544 shares of Common Stock are issuable upon surrender of the remaining stock certificates that formerly represented shares of common stock of SEPCO and Newman.

  Dividend Policy

         The Company has paid a monthly dividend of $.50 per share on 15,000 shares of convertible preferred stock from October 19, 1995 through December 1995 and $.50 per share on 19,500 shares of convertible preferred stock since January 1996. The terms of the Series B Preferred Stock provide that the Company shall pay monthly dividends on the Series B Preferred Stock equal to an annual rate of 6% of the stated value thereof, $100 per share. The dividends are payable in cash on the last day of each month. The Company anticipates that future earnings, except for dividends payable on the Series B Preferred Stock, will be retained to finance the continuing development of its business. Accordingly, the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions.

  Recent Sales of Unregistered Securities

         On December 4, 1996, pursuant to the SEPCO Reorganization and the Newman Merger, Halter Financial Group, Inc., a consulting firm ("Halter"), and certain transferees of Halter received an aggregate of 347,391 shares of Common Stock in exchange for shares of common stock, no par value, of Newman ("Newman Common Stock"). The shares of Common Stock that Newman and its transferees received in such exchange were not registered in connection with the SEPCO Reorganization and the Newman Merger. The shares of Newman Common Stock were issued to Halter in connection with consulting and related services provided by Halter in the SEPCO Reorganization and the Newman Merger. The Company considers these securities to have been exchanged in a transaction not involving a public offering and, therefore, to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The foregoing transaction did not involve an underwriter.

ITEM 6.  SELECTED FINANCIAL DATA

         Prior to the SEPCO Reorganization and the Newman Merger, the Company had no operations and its only assets consisted of $1,000 cash. The SEPCO Reorganization has been accounted for as a recapitalization of SEPCO. The selected historical consolidated financial data of SEPCO set forth below for each of the years in the four-year period ended December 31, 1995, have been derived from the audited consolidated financial statements of SEPCO. The selected historical consolidated selected financial data set forth below for the year ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company and SEPCO, and assume that the SEPCO Reorganization had been effected on the first day of the period presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                    INDEX                           SEPCO
                                                -------------  -----------------------------------------------
                                                  Year Ended
                                                 December 31,              Year Ended December 31,
                                                -------------  -----------------------------------------------
                                                     1996         1995        1994         1993        1992
                                                -------------  ----------  ----------- -----------  ----------
                                                               (in thousands except for per share data)
 Consolidated Statements of Earnings Data:
 Revenues  . . . . . . . . . . . . . . . . . .     $125,208      $111,328    $102,592     $99,353     $96,017
 Gross profit  . . . . . . . . . . . . . . . .       32,117        29,157      27,217      26,792      23,622
 Operating income(1) . . . . . . . . . . . . .        2,755         4,598       4,150       3,288       1,827
 Income before provision for income taxes,
   minority interest and change in
   accounting principle  . . . . . . . . . . .        1,635         3,512       3,038       2,346         620
 Minority interest in earnings (loss) of                 --            --          --       (403)         136
   Subsidiaries(2) . . . . . . . . . . . . . .
 Cumulative effect of change in accounting               --            --          --         882          --
   principle(3)  . . . . . . . . . . . . . . .
 Net income(4) . . . . . . . . . . . . . . . .          890         2,088       1,862       1,843         152
 Preferred stock dividend  . . . . . . . . . .         (119)          (23)         --          --          --
 Net income attributable
   to common shareholders  . . . . . . . . . .          771         2,065       1,862       1,843         152
   Net income per common share . . . . . . . .        $0.04         $0.12       $0.09       $0.09       $0.01
 Common and common equivalent shares
   outstanding(5)  . . . . . . . . . . . . . .       17,242        17,224      21,482      20,902      17,913

                                                      INDEX                           SEPCO
                                                  -------------  -----------------------------------------------
                                                   December 31,                   December 31,
                                                  -------------  -----------------------------------------------
                                                       1996         1995        1994         1993        1992
                                                  -------------  ----------  ----------- -----------  ----------
                                                                           (in thousands)
 Consolidated Balance Sheet Data:
 Working capital . . . . . . . . . . . . . . .        $25,612     $23,967      $20,011     $18,402     $17,084
 Total assets  . . . . . . . . . . . . . . . .         45,042      43,254       38,163      38,686      37,243
 Long-term debt obligations  . . . . . . . . .         22,300      21,275       18,461      20,766      19,200
 Shareholders' equity(5) . . . . . . . . . . .         10,459       9,688        8,315       6,453       3,665

(1) Year ended December 31, 1996 includes a one-time charge to compensation expense of $618,000 for the amendment of book value options to fair market value options. The Company disposed of approximately $1,100,000 of excess inventory in December 1996 which it had accumulated through prior acquisitions of product groups that were subject to shelf-life restrictions. This is a one-time charge not expected to occur in future years.

(2) In December 1992 and September 1993, SEPCO acquired the remaining shares of capital stock of two subsidiaries, T.L. Walker Bearing Company and Southern Engine and Pump Company. The acquisitions eliminated any need to account for minority interest in earnings of the subsidiaries.

(3) Effective January 1, 1993, SEPCO changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net earnings by $882,000.

(4) In August 1990, June 1991 and July 1992, SEPCO acquired three separate bearing and power transmission companies having revenues of approximately $25,000,000, $10,000,000 and $7,000,000, respectively, at the time of their purchase. In 1991, 1992 and 1993, operating income (loss) from these bearing and power transmission companies was $188,000, ($1,091,000) and $379,000, respectively.

(5) Number of shares used to compute earnings per share and shareholders' equity has been restated to reflect the SEPCO Reorganization and Newman Merger as of the first day of the first period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

GENERAL AND BACKGROUND

         The Company is a distributor of maintenance, repair and operating supplies and equipment for industrial customers engaged in various businesses, principally the oil and gas (transportation and production segments), petrochemical and wood products industries. The Company also sells its products to municipalities, food and beverage companies and companies in the construction industry. The Company's principal products currently consist of pumps and pump accessories, valves and valve automation products and bearings and power transmission equipment. The Company also provides system design, fabrication, installation, repair and maintenance services for its customers.

         Demand for the Company's products is subject to changes in the United States economy in general and economic trends affecting the Company's customers and the industries in which they compete in particular. Many of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, the Company may experience changes in demand for its products as changes occur in the markets of its customers. Such was the case in late 1994 when prices for natural gas declined substantially and resulted in a drop in demand for the Company's valve automation products used for natural gas transmission.

     Future results for the Company also will be dependent on the success of the Company in implementing its acquisition and growth strategy. This strategy includes taking advantage of a consolidation in the industry and effecting acquisitions of distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relations. The Company's strategy also includes expanding its product lines, adding new product lines and establishing alliances and joint ventures with other suppliers in order to provide the Company's customers with a source of integrated supply. The ability of the Company to implement this strategy will be dependent on its ability to identify, consummate and assimilate acquisitions on economic terms, to acquire and successfully integrate new product lines and to establish and successfully market new integrated forms of supply arrangements such as that being pursued by AMRO. Although the Company is actively seeking acquisitions and integrated supply arrangements that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. Further, the ability of the Company to effect its strategic plans will be dependent on its obtaining financing for its planned expansions, which there can be no assurance will be available. The Company plans to examine appropriate methods of financing any such acquisition, including issuance of additional capital stock, debt or other securities or a combination of both. If the Company were to issue shares of its capital stock in any acquisition such issuance would be dilutive to existing shareholders.

  SEPCO Reorganization

         The Company was incorporated on July 26, 1996, to facilitate a reorganization of SEPCO in anticipation of an acquisition by the Company as the successor to SEPCO of Newman. On December 4, 1996, the SEPCO Reorganization was effected through a merger of a wholly owned subsidiary of the Company with and into SEPCO pursuant to which the Company acquired all of the outstanding shares of SEPCO in exchange for shares of the Company. Immediately following the SEPCO Reorganization, the Company acquired Newman through the Newman Merger.

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

  Market Trends

         In 1996, the Company's revenues increased 12.5% as compared to 1995. The revenue increases were reflective of the Company's efforts to expand operations through acquisitions and internal expansion. In December 1996, the Company disposed of $1.1 million of excess inventory which it had accumulated through prior acquisitions of product groups that were subject to shelf-life restrictions. This is a one-time charge not expected to occur in future years. Notwithstanding the disposition of inventory, gross profits remained relatively constant during 1996 compared to 1995 despite increased costs due in part to the Company's ability to pass on price increases. Offsetting the improvements in the Company's revenues and gross profits were various one-time costs incurred during 1996 related to the SEPCO Reorganization and Newman Merger. In March 1996, the Company converted its outstanding book value options into market- based options and recognized a $618,000 charge for additional compensation expense. The Company also incurred $284,000 in expenses relating to the SEPCO Reorganization and Newman Merger for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

         The following table sets forth selected items of the results of operations.

                                                      INDEX                          SEPCO
                                                 --------------  ---------------------------------------------
                                                   Year Ended
                                                  December 31,              Year Ended December 31,
                                                 --------------  ---------------------------------------------
                                                      1996            1995            1994           1993
                                                 --------------  --------------  -------------  --------------
                                                                     (dollars in thousands)
 Pumps and Pump Products . . . . . . . . . . .      $ 65,709        $ 61,630       $ 58,774        $ 56,004
 Valve and Valve Automation  . . . . . . . . .        10,355          10,198          7,678           8,915
 Bearings and Power Transmissions  . . . . . .        49,144          39,500         36,140          34,434
                                                    --------        --------       --------        --------
   Total Revenues  . . . . . . . . . . . . . .      $125,208        $111,328       $102,592         $99,353
 Cost of Sales . . . . . . . . . . . . . . . .          74.3%           73.8%          73.5%           73.0%
 Gross Profit  . . . . . . . . . . . . . . . .          25.7            26.2           26.5            27.0
 Selling, General and Administrative Expense .          23.5            22.1           22.5            23.7
 Operating Income  . . . . . . . . . . . . . .           2.2             4.1            4.0             3.3
 Other Income  . . . . . . . . . . . . . . . .            .8              .8             .8              .9
 Interest Expense, net . . . . . . . . . . . .           1.7             1.8            1.9             1.8
 Income Before Taxes, Minority Interest and
   Cumulative Effect of Change in Accounting
   Principles  . . . . . . . . . . . . . . . .           1.3             3.2            3.0             2.4
 Income Tax Expense (benefit)  . . . . . . . .            .6             1.3            1.1             1.0
 Minority Interest in Earnings of Subsidiaries                                                           .4
 Income Before Cumulative Effect of Change in
   Accounting Principles . . . . . . . . . . .            --              --             --             1.0
 Effect of Change in Accounting Principle  . .            --              --             --              .9
                                                      ------          ------         ------          ------
 Net Income  . . . . . . . . . . . . . . . . .            .7%            1.9%           1.9%            1.9%
                                                      ======          ======         ======          ======


  Year Ended December 31, 1996 compared to Year Ended December 31, 1995

         Revenues for the year ended December 31, 1996 increased 12.5% to $125.2 million from $111.3 million for the same period in 1995 primarily due to sales of bearings and power transmission products at locations where pump and pump parts were sold previously ($4.6 million), revenue attributable to the two companies acquired in December 1995 and February 1996 ($4.1 million) and from internal revenue growth ($5.2 million). During 1996, sales of pumps and pump products increased 6.7% as compared to 1995, while sales of valves and valve automation products increased 1.6% in 1996 as compared to 1995. Sales of bearings and power transmission equipment increased 24.5% in 1996 as compared to 1995.

         Gross profits decreased .5% in 1996 compared to 1995. Included in cost of sales is a one time charge of $1.1 million related to the disposal of excess inventory in December 1996 which was accumulated through prior acquisitions of product groups subject to shelf-life restrictions. The disposal of the inventory thereby reduced the Company's tax liability resulting in an increase in the Company's current year cash flow. In 1996, the Company installed what it believes to be a state-of-the-art management information system designed to manage inventory effectively and significantly minimize any future accumulation of inventory not salable in the ordinary course of business. Excluding the [effect of this transaction], gross margins in 1996 would have remained consistent with the previous year.

         Selling, general and administrative expense increased as a percentage of revenues by 1.4% for the year ended December 31, 1996 as compared to the year ended December 31, 1995, due primarily to a one-time charge of $618,000 for additional compensation expense associated with the amendment of certain book value stock options into market-based stock options, costs associated with the Company's expansion of bearing and power transmission operations into locations where only pumps were sold previously, training and education expenses related to the Company's software conversion and professional fees associated with the SEPCO Reorganization and Newman Merger. Excluding the effect of the amendments to the stock options and the other non-recurring expenses identified above, selling, general and administrative expenses as a percentage of revenues remained relatively consistent from period to period.

         Operating income for 1996 as a percentage of revenues declined to 2.2% from 4.1% in 1996, due primarily to the compensation expense recorded in connection with the stock option amendments, interest and other costs associated with SEPCO's expansion of operations and software conversion, increased professional fees related to the SEPCO Reorganization, expenses related to the company's expansion of bearing and power transmission equipment into locations where only pumps were sold previously and the inventory disposal.

         Interest expense during 1996 increased slightly compared to 1995, due to average debt increasing during the period as a result of increased working capital required to support sales. Average interest rates were slightly lower during 1996 as compared to 1995. Further increases in working capital may be required to the extent sales and activity levels increase. Any such increases would be subject to the nature of the increases and the perceived profitability of any such increases.

         The Company's provision for income taxes for 1996 decreased by $679,000 compared to 1995 due to lower operating income. Included in the 1996 income tax provision was a reserve for the pending IRS examination. See "Item
3.  Legal Proceedings".

         Net income for 1996 declined by approximately $1.2 million from 1995 due primarily to the effects of the disposition of inventory ($1.1 million), additional compensation associated with amendments to Company's stock options, costs associated with the software conversion ($350,000), increased professional fees associated with the SEPCO Reorganization ($284,000), expenses related to the Company's expansion of bearing and power transmission equipment into locations where only pumps were sold previously and a provision for the pending IRS examination ($30,000).

  Year Ended December 31, 1995 compared to Year Ended December 31, 1994

         Revenues for the year ended December 31, 1995 increased 8.5% to $111.3 million from $102.6 million for the year ended December 31, 1994. The increase in revenues for the 1995 period was primarily attributable to sales of bearings and transmission products at locations where pump and pump accessories were previously the only products sold, increased sales of valve automation products for use in the gas transmission market, increased market penetration for the Company's bearings and valves, increased market penetration and higher prices. During the year ended December 31, 1995, sales of pumps and pump products increased 4.9% over 1994, while sales of valves and valve automation products increased 32.8% in 1995 over 1994. Sales of bearings and power transmission equipment increased 9.3% in 1995 over 1994.

         Gross profit decreased .3% during the year ended December 31, 1995, due to higher costs of sales relating to increases in manufacturer pricing compared to 1994. This relatively small percentage decrease was due to the inability to pass on manufacturer price increases.

         Selling, general and administrative expense for the year ended December 31, 1995, decreased as a percentage of revenues by .4% as compared to 1994 due primarily to increased revenues.

         Operating income for the year ended December 31, 1995, as a percentage of revenues remained constant with 1994 notwithstanding higher manufacturer costs due to the Company being able to reduce average selling, general and administrative expense.

         Interest expense for 1995 increased compared to 1994 due to higher average debt incurred to finance increased sales. The increased levels of debt, however, were partially offset by lower average borrowing costs during the year.

         The provision for income taxes for 1995 increased by $248,000 as compared to 1994 due primarily to increased pre-tax profits for the year as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operating activities of $453,000 in 1996 as compared to a deficit of $59,000 in 1995.

         Under the Company's credit facility, all available cash generally is applied to reduce outstanding borrowings, with operations funded through borrowings under the credit facility. As a result, at December 31, 1996, the Company had $.9 million in cash and cash equivalents compared to $1.3 million at December 31, 1995. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had $1.5 million available for borrowings under its working capital line of credit at December 31, 1996. Working capital at December 31, 1996 was $25.6 million compared to $24.0 million at December 31, 1995. During 1996, the Company collected its trade receivables in approximately 48 days and turned its inventory approximately five times.

         The Company currently has a $20 million secured line of credit with an institutional lender. The rate of interest is prime plus .5% (8.75% at December 31, 1996). The line of credit is secured by receivables, inventory, and machinery and equipment and matures January 1999. At December 31, 1996, the available line of credit was approximately $1.3 million. The facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as tangible net worth less than five to one and current assets to current liabilities greater than two to one. The Company is engaged in discussions with its lender to amend the line of credit to, among other things, increase the borrowing base to $25 million and reduce the interest rate. There can be no assurance, however, that the Company will be successful in securing these amendments.

         The Company had capital expenditures of approximately $2.6 million and $.7 million in 1996 and 1995, respectively. Capital expenditures in 1996 were primarily for the purchase of a facility in Lufkin, Texas ($190,000), leasehold improvements and furniture and fixtures at the corporate office and for office equipment and computer automation. Additionally, the Company expended $550,000 for the acquisition of the assets of Austin Bearings during the first quarter of 1996.

         In February 1997, the Company signed a non-binding letter of intent to purchase Pelican State Supply Company, Inc. ("Pelican"), a general mill supply company located in Baton Rouge, Louisiana. Pursuant to the proposed acquisition, the Company would acquire all of the issued and outstanding shares of capital stock of Pelican for $1.5 million in cash and 432,286 shares of Common Stock. The consummation of the acquisition is subject to customary conditions, including the negotiation and execution of mutually satisfactory definitive documentation and the completion of a satisfactory due diligence review by the Company. There can be no assurance, however, that the Company will consummate the acquisition of Pelican or, if consummated, that the terms will be as described above.

         The Company currently is undergoing an examination of its tax returns by the IRS which is asserting claims against the Company for additional taxes and penalties of approximately $1 million plus interest of approximately $310,000. This claim relates primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. The Company believes that its LIFO elections were valid and currently is pursuing its rights to administrative appeal. The Company has been engaged in discussions with representatives of the IRS regarding this matter and has reserved $30,000 to cover any possible tax liability related to this matter. Although an unfavorable outcome on this matter would result in the payment of additional taxes and impact the Company's liquidity position, the Company believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position of the Company.

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

ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company adopted Statement 121 in the first quarter of 1996. The adoption of Statement 121 did not have any material effect on the Company.

         The Company currently follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", was issued, which established a fair-value based method of accounting for stock-based compensation plans. In accordance with the provisions of this new accounting standard, the Company has elected to continue following the provisions of APB 25 and will include in future financial statements pro forma disclosures for the new standard.

INFLATION

         The Company does not believe the effects of inflation have any material adverse effect on its results of operations or financial condition and attempts to minimize inflationary trends by passing manufacturer price increases on to the customer whenever practicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX


Report of Independent Public Accountants............................ 19

Audited Consolidated Financial Statements-
  Consolidated Balance Sheets....................................... 20
  Consolidated Statements of Earnings............................... 21
  Consolidated Statements of Shareholders' Equity................... 22
  Consolidated Statements of Cash Flows............................. 23
  Notes to Consolidated Financial Statements........................ 24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of Index, Inc., and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Index, Inc., a Texas corporation, and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Index, Inc., and subsidiaries at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

Houston, Texas
March 24, 1997

                         INDEX, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                                             December 31,
                                                                         ---------------------
                        ASSETS                                             1996         1995
                        ------                                           --------    ---------
CURRENT ASSETS:
   Cash                                                                   $   876      $ 1,492
   Trade accounts receivable, net of allowance
     for doubtful accounts of $210 in 1996 and $200 in 1995                17,125       15,892
   Inventories                                                             17,175       16,706
   Prepaid expenses and other current assets                                  539          813
   Deferred income taxes                                                      511          170
                                                                          -------      -------
        Total current assets                                               36,226       35,073
                                                                          -------      -------

 PROPERTY, PLANT AND EQUIPMENT, net                                         7,818        6,744

 OTHER ASSETS:
   Intangible assets, net of accumulated amortization
     of $1,607 in 1996 and $1,394 in 1995
                                                                              673          797
   Receivable from officers and employees                                     205          640
   Other                                                                      120         -
                                                                          -------      -------

                                                                              998        1,437
                                                                          -------      -------

        Total assets                                                      $45,042      $43,254
                                                                          =======      =======


                                                                             December 31
                                                                         -------------------
               LIABILITIES AND SHAREHOLDERS' EQUITY                        1996        1995
               ------------------------------------                      -------     -------
CURRENT LIABILITIES:
  Trade accounts payable                                                 $ 6,963     $ 6,435
  Accrued wages and benefits                                               1,296       1,129
  Other accrued liabilities                                                  601       1,419
  Current portion of long-term debt                                          609       1,888
  Current portion of subordinated debt                                     1,145         235
                                                                         -------     -------
        Total current liabilities                                         10,614      11,106

LONG-TERM DEBT, less current portion                                      22,300      20,130

SUBORDINATED DEBT, less current portion                                     -          1,145

DEFERRED COMPENSATION                                                        739         380

DEFERRED INCOME TAXES                                                        330         205

EQUITY SUBJECT TO REDEMPTION:
  Series A preferred stock, 1,496 shares                                     150         150
  Series B convertible preferred stock, 4,500 shares                         450         450

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series A preferred stock, 1/10th vote per share;
    $1.00 par value; liquidation preference of $100 per share;
    1,000,000 shares authorized, 3,366 shares
    issued and outstanding                                                     2           2
  Series B convertible preferred stock, 1/10th vote
    per share; $1.00 par value; $100 stated value;
    liquidation preference of $100 per share;
    1,000,000 shares authorized, 19,500 shares
    issued and outstanding                                                    15          15
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 15,987,994 shares issued and outstanding                     160         160
  Paid-in capital                                                            288         288
  Retained earnings                                                        9,994       9,223
                                                                         -------     -------
        Total shareholders' equity                                        10,459       9,688
                                                                         -------     -------
        Total liabilities and shareholders' equity                       $45,042     $43,254
                                                                         =======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         INDEX, INC., AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS

                    (In Thousands, Except Per Share Amounts)



                                                                                     Year Ended December 31
                                                                              ------------------------------------
                                                                                 1996        1995         1994
                                                                              ----------   ----------   ----------
SALES                                                                         $  125,208   $  111,328   $  102,592

COST OF SALES                                                                     93,091       82,171       75,375
                                                                              ----------   ----------   ----------

                             Gross profit                                         32,117       29,157       27,217

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      29,332       24,559       23,067
                                                                              ----------   ----------   ----------

                             Operating income                                      2,785        4,598        4,150

OTHER INCOME                                                                         951          867          817

INTEREST EXPENSE                                                                  (2,101)      (1,953)      (1,929)
                                                                              ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                                         1,635        3,512        3,038

PROVISION FOR INCOME TAXES                                                           745        1,424        1,176
                                                                              ----------   ----------   ----------

NET INCOME                                                                           890        2,088        1,862

PREFERRED STOCK DIVIDEND                                                            (119)         (23)          --
                                                                              ----------   ----------   ----------
NET INCOME ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                                         $      771   $    2,065   $    1,862
                                                                              ==========   ==========   ==========

NET INCOME PER COMMON SHARE                                                   $      .04   $      .12   $      .09

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING                                   17,242       17,224       21,482


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         INDEX, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (In Thousands, Except Share Amounts)




                                                                     Series A    Series B    Common   Paid-In   Retained
                                                                     Preferred   Preferred   Stock    Capital   Earnings     Total
                                                                     ---------   ---------   ------   -------   --------   --------
BALANCE AT DECEMBER 31, 1993                                           $ 2         $-        $178     $   977   $ 5,296    $  6,453
  Issuance of 84,800 shares of common stock                              -          -           1          25    -               26
  Acquisition and retirement of 84,800 shares of common stock            -          -         -           (26)   -              (26)
  Net income                                                             -          -         -             -     1,862       1,862
                                                                       ---        ----       ----     -------   -------    --------

BALANCE AT DECEMBER 31, 1994                                             2          -         179         976     7,158       8,315
  Issuance of 1,436,800 shares of common stock                           -          -          14         218    -              232
  Issuance of 4,500 shares of Series B convertible preferred stock       -           5        -           445    -              450
  Conversion of 3,360,000 shares of common stock to 15,000 shares
     of Series B preferred stock                                         -          15        (33)         18    -           -

  Acquisition and retirement of 2,243,216 shares of common stock
     and 2,431 shares of Series A preferred stock                        -          -         -        (1,167)   -           (1,167)
  Increase in paid-in capital due to reduction of equity subject to redemption as a result of acquiring 2,431 shares of
     Series A preferred stock                                            -          -         -           243    -              243
  Reduction in paid-in capital due to increase in equity subject to redemption as a result of issuing 4,500 shares of Series
     B convertible preferred stock                                       -          (5)       -          (445)   -             (450)
  Dividends paid                                                         -          -         -        -            (23)        (23)
  Net income                                                             -          -         -        -          2,088       2,088
                                                                       ---        ----       ----    --------   -------    --------

BALANCE AT DECEMBER 31, 1995                                             2          15        160         288     9,223       9,688
  Dividends paid                                                         -          -         -        -           (119)       (119)
  Net income                                                             -          -         -        -            890         890
                                                                       ---        ----       ----    --------   -------    --------

BALANCE AT DECEMBER 31, 1996                                           $ 2         $15       $160    $    288   $ 9,994    $ 10,459
                                                                       ===        ====       ====    ========   =======    ========



                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                         INDEX, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                                  Year Ended December 31
                                                                          ----------------------------------------
                                                                             1996          1995           1994
                                                                          ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      890    $     2,088   $     1,862
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities-
       Depreciation and amortization                                             964            965         1,113
       Deferred compensation on stock option plans                               359             87           146
       Provision (benefit) for deferred income taxes                            (216)           109           791
       Loss (gain) on sale of property and equipment                               7            (11)          (16)
       Changes in operating assets and liabilities-
         Trade accounts receivable                                            (1,233)        (1,915)         (523)
         Inventories                                                            (469)        (1,288)         (467)
         Prepaid expenses and other current assets                               274            (88)           41
         Trade accounts payable and other accrued liabilities                   (123)            (6)         (302)
                                                                          ----------    -----------   -----------

         Net cash provided by (used in) operating activities                     453            (59)        2,645
                                                                          ----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Bayou Pumps common stock, net of cash received                  -                  38        -
  Purchase of Austin Bearings net assets                                        (329)        -             -
  Purchase of property and equipment                                          (2,271)          (739)         (319)
  Proceeds from sale of property and equipment                                     8            177            61
  Payments received on notes receivable from officers                            435            172            80
  Other                                                                         (120)        -             -
                                                                          ----------    -----------   -----------

         Net cash used in investing activities                                (2,277)          (352)         (178)
                                                                          ----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from debt                                                       129,379        123,261       109,295
  Principal payments on revolving line of credit, long-term and
     subordinated debt and notes payable to bank                            (128,052)      (121,867)     (111,689)
  Issuance of common stock                                                    -                 232            26
  Acquisition of common stock                                                 -                (589)          (26)
  Dividends paid in cash                                                        (119)           (23)       -
                                                                          ----------    -----------   -----------

         Net cash provided by (used in) financing activities                   1,208          1,014        (2,394)
                                                                          ----------    -----------   -----------

INCREASE (DECREASE) IN CASH                                                     (616)           603            73

CASH AT BEGINNING OF YEAR                                                      1,492            889           816
                                                                          ----------    -----------   -----------

CASH AT END OF YEAR                                                       $      876    $     1,492   $       889
                                                                          ==========    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     Cash paid for-
       Interest                                                           $    2,172    $     1,901   $     1,855
                                                                          ==========    ===========   ===========

       Income taxes                                                       $    1,040    $     1,500   $       165
                                                                          ==========    ===========   ===========


                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                          INDEX, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Index, Inc. (Index or the Company), a Texas corporation, was incorporated on July 26, 1996, to facilitate a reorganization of SEPCO Industries, Inc. (SEPCO), a Texas corporation, in anticipation of an acquisition by Index as the successor to SEPCO of Newman Communications Corporation (Newman), a New Mexico corporation. On December 4, 1996, the reorganization of SEPCO (the SEPCO Reorganization) was effected through a merger of a wholly owned subsidiary of the Company with and into SEPCO pursuant to which the Company acquired all of the outstanding shares of SEPCO in exchange for shares of the Company. Immediately following the SEPCO Reorganization, the Company acquired Newman through a merger of a wholly owned subsidiary of the Company with and into Newman (the Newman Merger).

Prior to the SEPCO Reorganization, the Company had no operations and its only assets consisted of $1,000 cash.

Prior to the Company's acquisition of Newman, Newman was a nonoperating entity with nominal assets. The Newman Merger was effected as a means to increase the Company's shareholder base.

The equity capitalization of the Company after giving effect to the SEPCO Reorganization and Newman Merger consists of 15,987,900 shares of common stock, 3,366 shares of Series A preferred stock and 19,500 shares of Series B convertible preferred stock. The holders of Series A preferred stock are entitled to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of common stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case the holders of the Series A preferred stock are entitled to a $100 liquidation preference per share. Each share of the Series B convertible preferred stock is convertible into 112 shares of common stock and a monthly dividend per share of $0.50. The holders of the Series B convertible stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A preferred stock and to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the common stock.

SEPCO Reorganization Accounting Treatment

The SEPCO Reorganization was treated as a recapitalization of SEPCO into the Company (with respect to the SEPCO merger) and the issuance of the Company's capital stock for the underlying tangible net assets of Newman (with respect to the Newman Merger) for accounting and financial statement purposes because, among other factors, the Company is a recently formed holding company with nominal net assets, Newman is a nonoperating public shell company with cash as its primary asset, and the SEPCO shareholders will control the Company after the SEPCO Reorganization. Accordingly, the historical pre-SEPCO Reorganization financial statements of the combined Company after the closing will be those of SEPCO. The retained earnings of SEPCO will be carried forward after the SEPCO Reorganization and the historical shareholders' equity of SEPCO prior to the SEPCO Reorganization is retroactively restated for the equivalent number of shares received in the SEPCO Reorganization.

Unless the context otherwise requires, references to the Company with respect to historical operations shall mean the Company and SEPCO.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company sells rotating equipment to a diversified customer base in the southwestern region of the United States. The Company believes no significant concentration of credit risk exists. The Company continually evaluates the creditworthiness of its customers' financial positions and monitors accounts on a periodic basis, but does not require collateral.

Inventory

Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using the last-in, first-out (LIFO) method.

Property, Plant and Equipment

Assets are carried on the basis of cost. Provisions for depreciation are computed at rates considered to be sufficient to amortize the costs of assets over their expected useful lives. Depreciation and amortization of property, plant and equipment is computed using principally the straight-line method for financial reporting purposes. Useful lives assigned to property, plant and equipment range from three to 20 years. Maintenance and repairs of depreciable assets are charged against earnings as incurred. Additions and improvements are capitalized. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996, and the effect of adoption was not material.

Intangibles

Intangibles consist of noncompete and licensing agreements and goodwill. The noncompete and licensing agreements are amortized over five years, and goodwill is amortized over five to 15 years. All amortization of intangibles is computed using the straight-line method.

Federal Income Taxes

The Company utilizes the liability method in accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.

Fair Value of Financial Instruments

A summary of the carrying value and the fair value of financial instruments at December 31, 1996, is as follows:

                                                         Carrying      Fair
                                                          Value        Value
                                                        ----------  -----------
                                                            (In Thousands)
      Cash                                               $    876   $     876
      Notes receivable from officers and employees            205         205
      Long-term debt, including current portion            22,919      22,919
      Subordinated debt, including current portion          1,145       1,145

The carrying value of the long-term debt and subordinated debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities. The carrying value of the notes receivable from officers approximates fair value because the interest rate of the notes (9 percent) is consistent with the interest rate of the Company's revolving debt and with rates currently available in the market for similar instruments.

Revenue Recognition

The Company recognizes revenue as products are shipped to the customer.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

2. ACQUISITION:

Effective December 31, 1995, SEPCO acquired 100 percent of the outstanding common stock of Bayou Pumps, Inc. The purchase price totaled $500,000 and consisted of (a) issuance of $450,000 of the Company's Class A convertible preferred stock and (b) cash of $50,000. The acquisition has been accounted for using the purchase method of accounting. Accordingly, results of operations of the acquired company are included in the consolidated results of operations from the acquisition date. Goodwill of $356,000 was recorded on the acquisition. Pro forma disclosures of operating results are omitted because the acquired company's operations were not significant.

Effective February 2, 1996, SEPCO acquired the net assets of Austin Bearing Corporation. The purchase price totaled approximately $578,000 and consisted of (a) a $249,000 note, bearing interest at 9 percent, payable monthly over five years, and (b) cash of $329,000. The acquisition has been accounted for using the purchase method of accounting. Accordingly, results of operations of the acquired company are included in the consolidated results of operations from the date of acquisition. Goodwill of $84,000 was recorded in connection with the acquisition. Pro forma disclosures of operating results are omitted because the acquired company's operations were not significant.

3. INVENTORY:

The Company uses the LIFO method of inventory valuation for approximately 75 percent of its inventories as the LIFO method results in a better matching of current costs and revenues. Remaining inventories are accounting for using the first-in, first-out (FIFO) method. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                                     December 31
                                                 ---------------------
                                                   1996        1995
                                                 ----------  ---------
                                                     (In Thousands)
          Finished goods                         $ 18,215    $  18,155
          Work in process                           2,405        1,798
                                                 --------    ---------

          Inventories at FIFO                      20,620       19,953
          Less- LIFO allowance                     (3,445)      (3,247)
                                                 --------    ---------

          Inventories                            $ 17,175    $  16,706
                                                 ========    =========

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

                                                             December 31
                                                         -----------------------
                                                           1996         1995
                                                         ----------   ----------
                                                             (In Thousands)
    Land                                                 $   1,421    $  1,368
    Buildings and leasehold improvements                     6,298       5,946
    Furniture, fixtures and equipment                        8,143       6,790
                                                         ---------    --------
                                                            15,862      14,104
    Less- Allowances for depreciation and amortization      (8,044)     (7,360)
                                                         ---------    --------

                                                         $   7,818    $  6,744
                                                         =========    ========

5. LONG-TERM AND SUBORDINATED DEBT:

Long-term and subordinated notes consist of the following:

                                                                                               December 31
                                                                                            ---------------------
                                                                                               1996        1995
                                                                                            ---------   ---------
                                                                                               (In Thousands)
Long-term debt-
  Revolving credit agreement                                                                $ 18,680    $ 16,891
  Note payable to insurance company, 10.125%, collateralized by real property, payable
     in monthly installments through December 2006                                             1,699       1,793
  Notes payable to former shareholders, 7% to 10%, unsecured, payable in varying annual
     installments                                                                              -           1,410
  Notes payable to credit corporation, 2.25% above prime (10.50% at December 31, 1996),
     collateralized by computer equipment, payable in monthly installments                     1,459         776
  Other                                                                                        1,071       1,148
                                                                                            --------    --------
                                                                                              22,909      22,018
Less- Current portion                                                                            609       1,888
                                                                                            --------    --------
                                                                                            $ 22,300    $ 20,130
                                                                                            ========    ========
Subordinated debt-
  Notes payable to former shareholders, 12%, unsecured, payable in varying installments
     through January 1997                                                                   $  1,145    $  1,380
       Less- Current portion                                                                   1,145         235
                                                                                            --------    --------
                                                                                            $  -        $  1,145
                                                                                            ========    ========

The Company has a $20 million secured line of credit with an institutional lender. The rate of interest is prime plus .50 percent (8.75 percent at December 31, 1996). The line of credit is secured by receivables, inventory, and machinery and equipment and matures January 1999. As of December 31, 1996, the unused line is approximately $1.3 million.

The facility includes loan covenants which, among other things, require the Company to maintain a positive cash flow and other financial ratios, which are measured monthly. The maturities of long-term and subordinated debt for the next five years and thereafter are as follows (in thousands):

                    1997                           $ 1,754
                    1998                             1,084
                    1999                            18,996
                    2000                               796
                    2001                               307
                    Thereafter                       1,117
                                                   -------
                                                   $24,054
                                                   =======

6. INCOME TAXES:

The provision for income taxes consists of the following:

                                                    Year Ended December 31
                                                 ----------------------------
                                                  1996      1995       1994
                                                 -------   -------   --------
                                                        (In Thousands)
Current-
  Federal                                        $   829   $ 1,172   $   190
  State                                              102       143       195
                                                 -------   -------   -------
                                                     931     1,315       385
Deferred-
  Federal
                                                    (186)      107       797
  State                                             -            2        (6)
                                                 -------   -------   -------

                                                 $   745   $ 1,424   $ 1,176
                                                 =======   =======   =======

The difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

                                                                                         Year Ended December 31
                                                                                         ----------------------
                                                                                       1996       1995      1994
                                                                                      -------    -------  --------
                                                                                             (In Thousands)
       Income taxes computed at federal statutory income tax rate                     $   556   $ 1,194   $ 1,033
       State income taxes, net of federal benefit                                          68        96       125
       Nondeductible goodwill amortization                                                 43        51        22
       Other                                                                               78        83        (4)
                                                                                      -------   -------   -------
                                                                                      $   745   $ 1,424   $ 1,176
                                                                                      =======   =======   =======

The net current and noncurrent components of deferred income taxes are as follows:

                                                             December 31
                                                          -----------------
                                                            1996     1995
                                                          -------   -------
                                                          (In Thousands)
    Net current assets                                    $  511    $ 170
    Net noncurrent liabilities                               330      205
                                                          ------    -----
    Net liability (asset)                                 $ (181)   $  35
                                                          ======    =====

Deferred tax liabilities and assets were comprised of the following:

                                                                                        December 31
                                                                                     -----------------
                                                                                       1996      1995
                                                                                     -------   -------
                                                                                      (In Thousands)
     Deferred tax liability-
        Difference between financial and tax depreciation of assets acquired         $  330    $ 214
                                                                                     ------    -----

     Deferred tax assets-
        Amortization of goodwill                                                          3      -
        Unamortized rent reduction                                                       42      -
        Allowance for doubtful accounts                                                  71       68
        Section 263A inventory costs                                                    139      102
        Deferred compensation on stock options                                          251        9
        Other                                                                             5       -
                                                                                     ------    -----
                            Total deferred tax assets                                   511      179
                                                                                     ------    -----
                            Net deferred tax liability (asset)                       $ (181)   $  35
                                                                                     ======    =====

7. SHAREHOLDERS' EQUITY:

Prior to the SEPCO Reorganization, as more fully described in Note 1, SEPCO had agreements with certain holders of common, Series A preferred and Series B convertible preferred stock that, upon termination of employment, the shareholders had an obligation to sell and SEPCO had the first opportunity to buy the stock. SEPCO also had the opportunity to match a higher offer obtained by the shareholder from another party. The selling price of the stock was at a price per share equal to the equity per share for the common stock and $100 per share for the Series A preferred and Series B convertible preferred stock. Payment may be in the form of cash or a promissory note bearing interest at 10 percent and payable in five equal installments beginning on the first anniversary date of the note. During 1995, SEPCO purchased 2,243,216 shares of common stock and 2,431 shares of Series A preferred stock in exchange for a note payable of $578,000 from a shareholder upon his retirement. Upon the exchange of SEPCO shares for Index shares pursuant to the plan of reorganization, the above agreements were terminated.

Stock Options

Prior to and during 1995, the Company issued nonqualified, book value plan stock options to certain officers of the Company to purchase shares of its common stock, which had exercise prices equal to the book value of the common stock at the date of grant. The option agreement allowed the employee to put the stock acquired back to the Company at the book value at that time. The Company recognized compensation expense for increases in the book value of the stock while the options were outstanding. Effective March 31, 1996, the above-mentioned book value options were converted to fair market value options once the put option was eliminated. A one-time charge to compensation of $618,000 was made during the first quarter of 1996. In 1996, the Company issued nonqualified fair market value stock options to certain directors of the Company to purchase shares of its common stock which had exercise prices equal to the fair market value of the Company's common stock at the date of grant. Additionally, the Company issued options to certain officers and employees pursuant to the terms of the Company's long-term incentive plan.

Compensation expense related to these option agreements of $618,000, $87,000 and $155,000 was recorded in 1996, 1995 and 1994, respectively. As of December 31, 1996 and 1995, a deferred compensation liability of $739,000 and $380,000, respectively, has been recorded in conjunction with these option agreements. Activity during 1996 with respect to the stock options follows:

                                                                         Option
                                                       Shares        Price Per Share
                                                    -------------    ---------------
    Outstanding at January 1, 1994                     1,606,400       $.17 - $.19
      Exercised                                          (84,800)         $ .19
                                                    ------------

    Outstanding at December 31, 1994                   1,521,600       $.17 - $.19
      Granted                                          4,832,000       $.37 - $.45
      Exercised                                       (1,436,800)         $.17
      Canceled or expired                                 -                -
                                                    ------------
    Outstanding at December 31, 1995                   4,916,800
      Granted                                            480,000          $.58
      Exercised                                           -
      Canceled or expired                                 -
                                                    ------------
    Outstanding at December 31, 1996                   5,396,800
                                                    ------------
    Options exercisable at end of year                 5,396,800
                                                    ============

The outstanding options at December 31, 1996, expire between May 31, 1998, and October 24, 2005, or 90 days after termination of full-time employment. During 1995, the Company purchased 1,436,800 shares acquired by an officer upon exercise of his options at $0.41 per share.

Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1996 and 1995, respectively: risk-free interest rates of 6 percent and 6.5 percent; expected lives of five years; no assumed volatility; and no expected dividends.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years because, as provided by SFAS No. 123, only the effects of awards granted after January 1, 1995, are considered in the pro forma calculation. Certain compensation expense related to the Company's book value stock option plans was recognized in 1996 and 1995. The effect of such expense has been included in the pro forma disclosures.

                                                                  1996                            1995
                                                      ------------------------------  -----------------------------
                                                      As Reported      Pro Forma      As Reported      Pro Forma
                                                      -----------      ---------      -----------      ---------
Net income attributable to common shareholders
  (in thousands)                                        $ 771          $1,132          $ 2,065         $ 2,072
Net income per common and common equivalent
  share                                                   .04             .07              .12             .13

8. COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 1996, for noncancelable leases are as follows (in thousands):

         1997                                             $1,172
         1998                                                969
         1999                                                686
         2000                                                357
         2001                                                 99
         Thereafter                                            7
                                                          ------
                                                          $3,290
                                                          ======

Rental expense for operating leases was $1,417,000, $1,338,000 and $1,084,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company is currently undergoing an examination of its tax returns by the Internal Revenue Service (IRS) which is asserting claims against the Company for additional taxes and penalties of approximately $1 million plus interest of approximately $310,000. This claim relates primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. The Company believes that its LIFO elections were valid and currently is pursuing its rights to administrative appeal. Although an unfavorable outcome on this matter would result in the payment of additional taxes and impact the Company's liquidity position, the Company believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position of the Company. The Company has been engaged in discussions with representatives of the IRS regarding this matter and has reserved $30,000 to cover any possible tax liability related to this matter.

9. RETIREMENT PLANS:

SEPCO provides an employee stock ownership plan (ESOP) which is eligible to employees having 1,000 hours of service in 12 consecutive months of employment. Employer contributions are at the discretion of the board of directors. The ESOP held 3,205,994 shares of the Company's common stock at December 31, 1996 (see Note 1). The Company contributed and expensed $150,000 in 1996, 1995 and 1994. The Company also offers a 401(k) profit-sharing plan for employees having 1,000 hours of service in 12 consecutive months of employment. The Company matches contributions at a rate of 10 percent. The Company contributed $62,000, $56,000 and $49,000 in the years ended December 31, 1996, 1995 and
1994, respectively.

10.      SUBSEQUENT EVENTS:

         In February 1997, the Company signed a non-binding letter of intent to purchase Pelican State Supply Company, Inc. ("Pelican"), a general mill supply company located in Baton Rouge, Louisiana. Pursuant to the proposed acquisition, the Company would acquire all of the issued and outstanding shares of capital stock of Pelican for $1.5 million in cash and 432,286 shares of Common Stock. The consummation of the acquisition is subject to customary conditions, including the negotiation and execution of mutually satisfactory definitive documentation and the completion of a satisfactory due diligence review by the Company. There can be no assurance, however, that the Company will consummate the acquisition of Pelican or, if consummated, that the terms will be as described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    See Item 14(b) of this Annual Report on Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's shareholders scheduled to be held June 3, 1997, under the captions "Election of Directors" and "Executive Compensation", and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's shareholders scheduled to be held June 3, 1997, under the caption "Executive Compensation", and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's shareholders scheduled to be held June 3, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's shareholders scheduled to be held June 3, 1997, under the caption "Executive Compensation", and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS INCLUDED IN THIS REPORT:

    1.   FINANCIAL STATEMENTS                                                                               PAGE
                                                                                                            ----
    Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

    Consolidated Balance Sheets as of December 31, 1995 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . .    20

    Consolidated Statements of Earnings for the years ended December 31, 1994, 1995 and 1996 . . . . . . . . . . . . .    21

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995 and 1996   . . . . . . . . .    22

    Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996   . . . . . . . . . . .    23

    Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

(b)  REPORTS ON FORM 8-K:

     The Company filed a Current Report on Form 8-K, dated December 4, 1996, and filed with the Securities and Exchange Commission December 19, 1996, to report the SEPCO Reorganization and Newman Merger.

     The Company filed a Current Report on Form 8-K, dated December 26, 1996 and filed with the Securities and Exchange Commission December 31, 1996, to report a change in the Company's certifying accountant.

(c)  EXHIBITS:

         Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

         Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

         Index undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by Company in furnishing any such exhibit.

 EXHIBIT NO.      DESCRIPTION
 -----------      -----------
   3.1            Restated Articles of Incorporation (incorporated by reference to Amendment No. 2 to the
                  Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on October 2, 1996).

   3.2            Bylaws (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-10021), filed with the Commission on August 12, 1996).

   +10.1          Index, Inc. Long Term Incentive Plan (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August
                  12, 1996).

   +10.2          Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                  Kenneth H. Miller (incorporated by reference to the Registrant's Registration Statement on Form
                  S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.3          Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                  Tommy Orr (incorporated by reference to the Registrant's Registration Statement on Form S-4
                  (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.4          Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                  Cletus Davis (incorporated by reference to the Registrant's Registration Statement on Form S-4
                  (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.5          Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO
                  Industries, Inc. and Jerry J. Jones (incorporated by reference to the Registrant's Registration
                  Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.6          Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO
                  Industries, Inc. and Bryan H. Wimberly (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August
                  12, 1996).

   +10.7          Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO
                  Industries, Inc. and David R. Little (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August
                  12, 1996).

   +10.8          Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and
                  David R. Little (incorporated by reference to the Registrant's Registration Statement on Form
                  S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.9          Employment Agreement dated as of July 1, 1996, between SEPCO Industries, Inc. and Jerry J.
                  Jones (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-10021), filed with the Commission on August 12, 1996).

  +10.10         Employment Agreement dated as of July 1, 1996, between SEPCO Industries, Inc. and Bryan H.
                 Wimberly (incorporated by reference to the Registrant's Registration Statement on Form S-4
                 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

  +10.11         Employment Agreement dated as of July 1, 1996, between SEPCO Industries, Inc. and Bob Evans
                 (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on
                 Form S-4 (Reg. No. 333-10021), filed with the Commission on October 1, 1996).

  +10.12         Employment Agreement dated as of July 1, 1996, between SEPCO Industries, Inc. and Gary A.
                 Allcorn (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg.
                 No. 333-10021), filed with the Commission on August 12, 1996).

   10.13         Second Amended and Restated Loan and Security Agreement dated effective as of April 1, 1994, by and between Barclays Business Credit, Inc. and SEPCO Industries, Inc., as amended by First
                 Amendment to Second Amended and Restated Loan and Security Agreement and Secured Promissory
                 Note dated May, 1995, by and between SEPCO Industries, Inc. and Shawmut Capital Corporation,
                 successor-in-interest by assignment to Barclays Business Credit, Inc., as amended by Second
                 Amendment to Second Amended and Restated Loan and Security Agreement dated April 3, 1996, by and between SEPCO Industries, Inc. and Fleet Capital Corporation, formerly known as Shawmut
                 Capital Corporation, as amended by Third Amendment to Second Amended and Restated Loan and
                 Security Agreement dated September 9, 1996, by and between SEPCO Industries, Inc. and Bayou
                 Pumps, Inc. and Fleet Capital Corporation, as amended by Fourth Amendment to Second Amended and
                 Restated Loan and Security Agreement dated October 24, 1996, by and between SEPCO Industries,
                 Inc. American MRO, Inc. and Fleet Capital Corporation and as amended by Letter Agreement dated
                 November 4, 1996, from Fleet Capital Corporation to SEPCO Industries, Inc., Bayou Pumps, Inc.
                 and American MRO, Inc. (incorporated by reference to Amendment No. 4 to the Registrant's
                 Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on November
                 6, 1996).

   10.14         Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little and payable to SEPCO Industries, Inc. (incorporated by reference to the
                 Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   10.15         Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little and payable to SEPCO Industries, Inc. (incorporated by reference to the
                 Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   10.16         Vehicle Lease Agreement dated July 28, 1993, by and between World Omni Financial Corp. and
                 SEPCO Industries, Inc. (incorporated by reference to the Registrant's Registration Statement on
                 Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   10.17         Real Estate Note dated November 8, 1979, by Southern Engine & Pump Company, payable to the order of Southwestern Life Insurance Company (incorporated by reference to the Registrant's
                 Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August
                 12, 1996).

  +10.18         SEPCO Industries, Inc. Employee Stock Ownership Plan (incorporated by reference to Amendment
                 No. 1 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 13, 1996).

 *11.1          Statement re Computation of Per Share Earnings.

  21.1          Subsidiaries of the Company (incorporated by reference to Amendment No. 2 to the Registrant's
                Registration Statement (Reg. No. 333-10021), filed with the Commission on October 1, 1996).

 *27.1          Financial Data Schedule.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INDEX, INC.
                                        (Registrant)


                                        By:      /s/ DAVID R. LITTLE
                                           -------------------------------------
                                                 David R. Little
                                           President and Chief Executive Officer

Dated:  March 31, 1997.

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      Signature                                   Title                           Date
                      ---------                                   -----                           ----
                 /s/ DAVID R. LITTLE                   President, Chief Executive            March 31, 1997
 ---------------------------------------------------   Officer and Director (Principal
                   David R. Little                     Executive Officer)

                  /s/ JERRY J. JONES                   Senior Vice President/Corporate       March 31, 1997
 ---------------------------------------------------   Development and Director
                    Jerry J. Jones

                 /s/ GARY A. ALLCORN                   Senior Vice President/Finance         March 31, 1997
 ---------------------------------------------------   (Principal Financial and
                   Gary A. Allcorn                     Accounting Officer)

                /s/ BRYAN H. WIMBERLY                  Director                              March 31, 1997
 ---------------------------------------------------
                  Bryan H. Wimberly

                   /s/ CLETUS DAVIS                    Director                              March 31, 1997
 ---------------------------------------------------
                     Cletus Davis

                /s/ KENNETH H. MILLER                  Director                              March 31, 1997
 ---------------------------------------------------
                  Kenneth H. Miller

                  /s/ THOMAS V. ORR                    Director                              March 31, 1997
 ---------------------------------------------------
                    Thomas V. Orr

                               INDEX TO EXHIBITS

 EXHIBIT NO.      DESCRIPTION
 -----------      -----------
   3.1            Restated Articles of Incorporation (incorporated by reference to Amendment No. 2 to the
                  Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on October 2, 1996).

   3.2            Bylaws (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-10021), filed with the Commission on August 12, 1996).

   +10.1          Index, Inc. Long Term Incentive Plan (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August
                  12, 1996).

   +10.2          Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                  Kenneth H. Miller (incorporated by reference to the Registrant's Registration Statement on Form
                  S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.3          Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                  Tommy Orr (incorporated by reference to the Registrant's Registration Statement on Form S-4
                  (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.4          Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                  Cletus Davis (incorporated by reference to the Registrant's Registration Statement on Form S-4
                  (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.5          Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO
                  Industries, Inc. and Jerry J. Jones (incorporated by reference to the Registrant's Registration
                  Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.6          Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO
                  Industries, Inc. and Bryan H. Wimberly (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August
                  12, 1996).

   +10.7          Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO
                  Industries, Inc. and David R. Little (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August
                  12, 1996).

   +10.8          Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and
                  David R. Little (incorporated by reference to the Registrant's Registration Statement on Form
                  S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   +10.9          Employment Agreement dated as of July 1, 1996, between SEPCO Industries, Inc. and Jerry J.
                  Jones (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-10021), filed with the Commission on August 12, 1996).

  +10.10         Employment Agreement dated as of July 1, 1996, between SEPCO Industries, Inc. and Bryan H.
                 Wimberly (incorporated by reference to the Registrant's Registration Statement on Form S-4
                 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

  +10.11         Employment Agreement dated as of July 1, 1996, between SEPCO Industries, Inc. and Bob Evans
                 (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on
                 Form S-4 (Reg. No. 333-10021), filed with the Commission on October 1, 1996).

  +10.12         Employment Agreement dated as of July 1, 1996, between SEPCO Industries, Inc. and Gary A.
                 Allcorn (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg.
                 No. 333-10021), filed with the Commission on August 12, 1996).

   10.13         Second Amended and Restated Loan and Security Agreement dated effective as of April 1, 1994, by and between Barclays Business Credit, Inc. and SEPCO Industries, Inc., as amended by First
                 Amendment to Second Amended and Restated Loan and Security Agreement and Secured Promissory
                 Note dated May, 1995, by and between SEPCO Industries, Inc. and Shawmut Capital Corporation,
                 successor-in-interest by assignment to Barclays Business Credit, Inc., as amended by Second
                 Amendment to Second Amended and Restated Loan and Security Agreement dated April 3, 1996, by and between SEPCO Industries, Inc. and Fleet Capital Corporation, formerly known as Shawmut
                 Capital Corporation, as amended by Third Amendment to Second Amended and Restated Loan and
                 Security Agreement dated September 9, 1996, by and between SEPCO Industries, Inc. and Bayou
                 Pumps, Inc. and Fleet Capital Corporation, as amended by Fourth Amendment to Second Amended and
                 Restated Loan and Security Agreement dated October 24, 1996, by and between SEPCO Industries,
                 Inc. American MRO, Inc. and Fleet Capital Corporation and as amended by Letter Agreement dated
                 November 4, 1996, from Fleet Capital Corporation to SEPCO Industries, Inc., Bayou Pumps, Inc.
                 and American MRO, Inc. (incorporated by reference to Amendment No. 4 to the Registrant's
                 Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on November
                 6, 1996).

   10.14         Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little and payable to SEPCO Industries, Inc. (incorporated by reference to the
                 Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   10.15         Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little and payable to SEPCO Industries, Inc. (incorporated by reference to the
                 Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   10.16         Vehicle Lease Agreement dated July 28, 1993, by and between World Omni Financial Corp. and
                 SEPCO Industries, Inc. (incorporated by reference to the Registrant's Registration Statement on
                 Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

   10.17         Real Estate Note dated November 8, 1979, by Southern Engine & Pump Company, payable to the order of Southwestern Life Insurance Company (incorporated by reference to the Registrant's
                 Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August
                 12, 1996).

  +10.18         SEPCO Industries, Inc. Employee Stock Ownership Plan (incorporated by reference to Amendment
                 No. 1 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 13, 1996).

 *11.1          Statement re Computation of Per Share Earnings.

  21.1          Subsidiaries of the Company (incorporated by reference to Amendment No. 2 to the Registrant's
                Registration Statement (Reg. No. 333-10021), filed with the Commission on October 1, 1996).

 *27.1          Financial Data Schedule.

------------
* Filed herewith.