Form 10-K405/A
period 1996-12-31
INDEX INC
filed 1997-04-30
CIK 1020710

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          Amendment No. 1 to Form 10-K
                                       on
                                  FORM 10-K/A

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

                        Common Stock, $.01 Par Value


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                                ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


Aggregate market value of the voting stock (Common Stock, Series A Preferred
    Stock and Series B Preferred Stock) held by non-affiliates of registrant as
    of March 25, 1997                                              $ 5,668,730


Number of shares of registrant's Common Stock outstanding as of
    March 25, 1997                                                  12,079,350


--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth information as of April 17, 1997, regarding the directors and executive officers of the Company. All directors hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal. All officers hold office until the regular meeting of directors following the annual meeting of shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.


                 NAME               AGE                         POSITION(S)
        David R. Little . . . .      45      President, Chief Executive Officer and Director
        Gary A. Allcorn . . . .      44      Senior Vice President/Finance, Secretary and Treasurer
        Jerry J. Jones  . . . .      58      Senior Vice President/Corporate Development and
                                             Director
        Bryan H. Wimberly . . .      57      Senior Vice President/Pump, Bearing, Power
                                             Transmission and Valve Automation Group and
                                             Director
        Cletus Davis  . . . . .      67      Director
        Kenneth H. Miller . . .      57      Director
        Thomas V. Orr . . . . .      46      Director



BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

    David R. Little. Mr. Little has served as a Director and President since July 1996 and as Chief Executive Officer of the Company since August 1996 and also has held these positions with SEPCO Industries, Inc. ("SEPCO") since 1986.

    Gary A. Allcorn. Mr. Allcorn has served as Secretary and Treasurer of the Company since July 1996 and as Senior Vice President/Finance since August 1996. Mr. Allcorn also has held this position with SEPCO since December 1995. Mr. Allcorn has been employed with SEPCO since 1985 in various capacities, including Vice-President/Finance and Chief Financial Officer.

    Jerry J. Jones. Mr. Jones has served as a Director and Senior Vice President/Corporate Development of the Company since August 1996. Mr. Jones also has served as a Director of SEPCO since 1986 and as Senior Vice President/Corporate Marketing of SEPCO since June 1995. From February 1993 to June 1995, Mr. Jones served as President of T. L. Walker Bearing Company, a subsidiary of SEPCO. Prior to his employment with SEPCO, Mr. Jones served as President and Chief Executive Officer of the Energy Partners, Inc./Perry Oceanographics, a renewable energy development company and offshore underwater equipment manufacturer, from November 1989 to December 1992.

    Bryan H. Wimberly. Mr. Wimberly has served as a Director and Senior Vice President/Pump, Bearing, Power Transmission and Valve Automation Group of the Company since August 1996. Mr. Wimberly also has served as a Director of SEPCO since 1987 and the President and Chief Operating Officer of SEPCO since October 1995. Mr. Wimberly has been employed by SEPCO since 1987 in various capacities, including Senior Vice President/Operations.

    Cletus Davis. Mr. Davis has served as a Director of the Company since August 1996. Mr. Davis is an attorney practicing in the areas of commercial real estate, banking, corporate, estate planning and general litigation and is also a trained mediator. From May 1988 to February 1992, Mr. Davis was a member of the law firm of Wood, Lucksinger & Epstein. Since March 1992, Mr. Davis has practiced law with the law firm of Cletus Davis, P.C.

    Kenneth H. Miller. Mr. Miller has served as a Director of the Company since August 1996. Mr. Miller also has served as a Director of SEPCO since April 1989. Mr. Miller is a Certified Public Accountant and has been a solo practitioner since 1983.

    Thomas V. Orr. Mr. Orr has served as a Director of the Company since August 1996. Mr. Orr has served as Senior Vice President and Divisional Manager of Morgan Keegan, Inc., a full service brokerage firm, since February 1995. From June 1990 to January 1995, Mr. Orr was a Divisional Sales Manager for two years and Branch Office Manager for three years for Paine Webber, Inc., an investment banking firm.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, composed of Messrs. Davis, Miller and Orr, makes recommendations to the Board of Directors on matters regarding the independent public accountants of the Company and the annual audit of the Company's financial statements and accounts. The Compensation Committee, composed of Messrs. Davis, Miller and Orr, makes recommendations to the Board of Directors regarding compensation for the Company's executive officers, directors, employees, consultants and agents, and acts as the administrative committee for the Company's stock plans, including its Long-Term Incentive Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file statements on Form 3, Form 4, and Form 5 of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulation to furnish the Company with copies of all Section 16(a) reports which they file.

    Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations from reporting persons that no report on Form 5 was required, the Company believes that, no person who, at any time during 1996, was subject to the reporting requirements of Section 16(a) with respect to the Company failed to meet such requirements on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         Set forth in the following table is certain compensation information concerning the Chief Executive Officer and each of the Company's most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended December 31, 1996, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                               ANNUAL COMPENSATION              COMPENSATION
                                                    ----------------------------------------   --------------
                                                                                  OTHER          SECURITIES
                                                                                 ANNUAL          UNDERLYING
           NAME AND PRINCIPAL                         SALARY       BONUS      COMPENSATION         OPTIONS
                POSITION                    YEAR        ($)         ($)            ($)               (#)
 --------------------------------------   --------  ----------   ---------  ----------------   --------------
 David R. Little,                          1996        263,714      93,454         -                    -
   President and Chief Executive           1995        222,567     131,888         -              3,200,000
   Officer

 Jerry J. Jones,                           1996        116,264      62,516         -                    -
   Senior Vice President/Corporate         1995        113,330      67,503     357,216(1)         1,436,800
   Development

 Bryan H. Wimberly,                        1996        136,031      65,620         -                    -
   Senior Vice President/Pump,             1995        121,967      92,589         -                195,200
 Bearing,
   Power Transmission and Valve
   Automation Group
 Gary A. Allcorn,                          1996        114,161      10,741         -                 80,000
   Senior Vice President/Finance           1995        103,707       9,059         -                    -
                                                                                                        -

-----------------
(1) Represents payments to Mr. Jones in respect of the repurchase by the Company of shares acquired by Mr. Jones on exercise of options held by him.

OPTION GRANTS AND EXERCISES

    The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 1996, to the executive officers named in the Summary Compensation Table.

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996


                            INDIVIDUAL GRANTS                                             POTENTIAL REALIZED
-----------------------------------------------------------------------------------        VALUE AT ASSUMED
                                                                                           ANNUAL RATES OF
                                                                                             STOCK PRICE
                                                                                           APPRECIATION FOR
                          NUMBER OF       % OF TOTAL                                          OPTION TERM
                         SECURITIES         OPTIONS        EXERCISE                      --------------------
                         UNDERLYING       GRANTED TO        OR BASE
                           OPTIONS       EMPLOYEES IN        PRICE        EXPIRATION
         NAME            GRANTED (#)      FISCAL YEAR      ($/SHARE)         DATE         5% ($)     10% ($)
 -------------------   --------------   ---------------  ------------   --------------   ---------  ---------
 Gary A. Allcorn           80,000            16.7%           0.58          12/05/01       12,819      28,327



    The following table sets forth information concerning the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 1996. None of such executive officers exercised any stock options during the year ended December 31, 1996.

                                            OPTION VALUES AT DECEMBER 31, 1996

                                                    NUMBER OF
                                              SECURITIES UNDERLYING
                                               UNEXERCISED OPTIONS               VALUE OF UNEXERCISED
                                               AT DECEMBER 31, 1996            IN-THE-MONEY OPTIONS AT
                                                    (# SHARES)                 DECEMBER 31, 1996 ($)(1)
                                         -------------------------------   -------------------------------
                  NAME                     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------------------    --------------   --------------   --------------   --------------
 David R. Little                           3,200,000            --            9,760,000           --

 Jerry J. Jones                            1,436,800            --            4,439,712           --

 Bryan H. Wimberly                           195,200            --              610,976           --

 Gary A. Allcorn                              80,000            --              233,600           --

----------------------
(1) Based on a price per share of $3.50, the closing sale price of the Common Stock on December 31, 1996.


COMPENSATION OF DIRECTORS

    The Company's Bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance of each Board of Directors meeting. The Company pays each non-employee director $1,000 per meeting attended, plus expenses. During 1996, all action of the Board of Directors was taken by consents in lieu of meetings; therefore, no amounts were paid to directors of the Company for meeting attendance.

    In May 1996, each of Messrs. Davis, Miller and Orr received non-qualified stock options to purchase 16,000 shares of Common Stock at an exercise price per share of $0.578125, which options were exercisable in full as of the date of grant.

EMPLOYMENT AGREEMENTS

    The Company has entered into an employment agreement (the "Little Employment Agreement"), effective July 1, 1996, with Mr. Little. The Little Employment Agreement is for a term of three years, renewable annually for a term to extend three years from such renewal date. The Little Employment Agreement provides for compensation in a minimum amount of $260,000 per annum, to be reviewed at least annually for possible increases, monthly bonuses equal to 3% of the profit before tax of SEPCO as shown on the books and records of SEPCO at the end of each month and other perquisites in accordance with SEPCO policy. In the event Mr. Little terminates his employment for "Good Reason" (as defined therein), or is terminated by the Company for other than "Good Cause" (as defined therein), Mr. Little would receive a cash lump sum payment equal to the sum of (i) the base salary for the remainder of the employment period under the Little Employment Agreement, (ii) an amount equal to the sum of the most recent 12 months of bonuses paid to him, (iii) two times the sum of his current annual base salary plus the total of the most recent 12 months of bonuses, (iv) all compensation previously deferred and any accrued interest thereon, and any accrued vacation pay not yet paid by the Company and (v) continuation of benefits under the Company's benefit plans for the current employment period. Mr. Little is also entitled under the Little Employment Agreement to certain gross-up payments if an excise tax is imposed pursuant to Section 4999 of the Code, which imposes an excise tax on certain severance payments in excess of three times an annualized compensation amount following certain changes in control or any payment of distribution made to him.

    The Company also has entered into employment agreements (each employment agreement hereinafter referred to as an "Employment Agreement" and the four employment agreements hereinafter collectively referred to as "Employment Agreements"), effective as of July 1, 1996, with Messrs. Jerry J. Jones, Bryan
H. Wimberly, Bob Evans and Gary A. Allcorn, (each hereinafter referred to as "Employee"). Each Employment Agreement is for a term of one year, renewable automatically for a one-year term. The Employment Agreements provide for (i) annual salary ("Salary") in the amounts of $113,000 for Mr. Jones, $130,000 for Mr. Wimberly, $108,000 for Mr. Evans and $110,000 for Mr. Allcorn, and (ii) other perquisites in accordance with Company policy. The Employment Agreements provide for bonuses as follows: (i) Mr. Jones is entitled to a monthly bonus of two percent of the monthly profit before tax of the Company, excluding sales of fixed assets and extraordinary items; (ii) Mr. Wimberly is entitled to a monthly bonus of two percent of the monthly profit before tax of SEPCO, excluding sales of fixed assets and extraordinary items; and (iii) Mr. Allcorn is entitled to a quarterly bonus pursuant to the terms and conditions of the Company's general bonus pool. Mr. Evans is not entitled to receive a bonus.

    In the event Employee terminates his employment for "Good Reason" (as defined therein), or is terminated by the Company for other than "Cause" (as defined therein), each Employee would receive (i) 12 monthly payments each equal to one month of the Salary, in the case of Messrs. Jones, Wimberly and Allcorn, and six monthly payments each equal to one month of Salary, in the case of Mr. Evans, (ii) a termination bonus equal to (A) the previous 12 monthly bonuses, in the case of Messrs. Jones and Wimberly, (B) the previous four quarterly bonuses, in the case of Mr. Allcorn and (C) six months of Salary, in the case of Mr. Evans, and (iii) any other payments due through the date of termination. In the event the Employee dies, become disabled, terminates the Employment Agreement with notice or the Employment Agreement is terminated by the Company for Cause, the Employee or the Employee's estate, as applicable, would receive all payments then due him under the Employment Agreement through the date of termination.

BENEFIT PLANS

The SEPCO Industries, Inc. Employee Stock Ownership Plan

    The Company maintains an Employee Stock Ownership Plan (the "ESOP") for the benefit of eligible employees pursuant to which annual contributions may be made. The amount and form of the annual contribution are within the discretion of the Company's Board of Directors. Such contributions are limited to a maximum of 15% of the total compensation paid to all participants eligible to receive an allocation during the fiscal year. The Company (or its predecessor, SEPCO) contributed $150,000 for each of the years ended December 31, 1996, 1995 and 1994. The ESOP currently is administered by David R. Little. However, the Company is in the process of amending the ESOP to name the Compensation Committee to serve as administrator.

Long-Term Incentive Plan

    In August 1996, the Company established a Long-Term Incentive Plan (the "LTIP"). The LTIP provides for the grant of stock options (which may be non-qualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options, restricted stock awards and performance awards to certain key employees of the Company and its subsidiaries. The LTIP is administered by the Compensation Committee.

    800,000 shares of Common Stock (approximately 5% of the current outstanding shares of Common Stock) currently are available for issuance under the LTIP.
In addition, as of January 1 of each year the LTIP is in effect, if the total number of shares of Common Stock issued and outstanding, not including any shares issued under the LTIP, exceeds the total number of shares of Common Stock issued and outstanding as of January 1 of the proceeding year, the number of shares available will be increased by an amount such that the total number of shares available for issuance under the LTIP equals 5% of the total number of shares of Common Stock outstanding, not including any shares issued under the LTIP. Lapsed, forfeited or canceled awards will not count against these limits. Cash exercises of SARs and cash settlement of other awards will also not be counted against these limits but the total number of SARs and other awards settled in cash shall not exceed the total number of shares authorized for issuance under the LTIP (without reduction for issuances).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of April 21, 1997, with respect to (i) persons known to the Company to be beneficial holders of five percent or more of either the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) the executive officers named in the Summary Compensation Table and the directors of the Company and (iii) all executive officers and directors of the Company as a group.




                                                AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(2)
                                         -----------------------------------------------------------------
     NAME AND ADDRESS OF BENEFICIAL                               SERIES A               SERIES B
     ------------------------------         COMMON                PREFERRED             PREFERRED
                OWNER(1)                    STOCK         %         STOCK        %        STOCK         %
 ----------------------------------      ------------   -----   ------------   -----   ------------  ------
 Gary A. Allcorn(3)                         8,988,723     50.9        --         --      15,000      76.9
 580 Westlake Park Blvd., Suite 1100
 Houston, Texas 77079

 David R. Little(4)                         4,286,729     22.4        --         --         --       --
 580 Westlake Park Blvd., Suite 1100
 Houston, Texas 77079

 Bryan H. Wimberly(5)                       1,673,013     10.4        --         --         --       --
 580 Westlake Park Blvd., Suite 1100
 Houston, Texas 77079

 Jerry J. Jones(6)                          1,439,963      8.3        --         --         --       --
 580 Westlake Park Blvd., Suite 1100
 Houston, Texas 77079

 SEPCO Industries, Inc. Employee            3,825,194     24.1     1,870       55.5         --       --
 Stock Ownership Plan
 c/o River Oaks Trust Company,
 Trustee
 2001 Kirby
 Houston, Texas 77210

 Nelvin F. Luke(7)                            229,691      1.4       374       11.1         --       --
 225 Newman Avenue
 Jefferson, Louisiana 70121

 Denny Lawrence(8)                            201,600      1.2        --         --       1,800       9.3
 Route 1, Box 265-B
 Farmerville, Louisiana 71241

 Donald E. Tefertiller(9)                     186,168      1.2       374       11.1         --       --
 4425 Congressional Drive
 Corpus Christi, Texas 78413

 Norman O. Schenk(10)                         160,050      1.0       374       11.1         --       --
 4415 Waynesboro
 Houston, Texas 77035

 Charles E. Jacob(11)                          95,769       *        187        5.6         --       --
 P. O. Box 57
 Maypearl, Texas 76064

 Ernest E. Herbert(12)                         94,140       *        187        5.6         --       --
 57 Coronado Avenue
 Kenner, Louisiana

 Thomas V. Orr                                 16,000       *         --         --         --       --
   Director(13)

 Kenneth H. Miller                             16,000       *         --         --         --       --
   Director(14)

 Cletus Davis                                  16,000       *         --         --         --       --
   Director(15)

 All executive officers, directors         16,436,428     72.9        --         --     15,000       76.9
 and nominees as a group
 (7 persons)(16)

----------------------
*   Less than 1%.

(l) Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted. An aggregate of approximately 83,000 shares of Common Stock issuable upon surrender of certificates formerly representing shares of capital stock of SEPCO and Newman were not included in the determination of each beneficial owner's percentage ownership. The ESOP has not yet surrendered its certificates formerly representing shares of SEPCO; however, each beneficial owner's percentage ownership was determined by assuming that the 3,825,194 shares of Common Stock issuable upon surrender of such certificates were issued and outstanding as of April 21, 1997.


(2) Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock beneficially owned by them.

(3) Includes 6,851,184 shares of Common Stock and 15,000 shares of Series B Preferred Stock owned by the Kacey Joyce, Andrea Rae and Nicholas David Little 1988 Trust (the "Trusts") for which Mr. Allcorn serves as trustee. Because of this relationship, Mr. Allcorn may be deemed to the beneficial owner of such shares and the 1,680,000 shares of Common Stock issuable upon conversion of the 15,000 shares of Series B Preferred Stock held by the Trusts. Also includes 80,000 shares of Common Stock issuable upon exercise of an option and 28,739 shares of Common Stock held of record by the ESOP for Mr. Allcorn's account.

(4) Includes 3,200,000 shares of Common Stock issuable to Mr. Little upon exercise of an option and 161,829 shares of Common Stock held of record by the ESOP for Mr. Little's account.

(5) Includes 201,600 shares of Common Stock owned of record by a trust of which Mr. Wimberly is one-third beneficiary and 195,200 shares of Common Stock issuable upon exercise of an option granted to Mr. Wimberly. Also includes 34,613 shares of Common Stock held by the ESOP for Mr. Wimberly's account.

(6) Includes 1,436,800 shares of Common Stock issuable upon exercise of an option granted to Mr. Jones and 3,163 shares of Common Stock held by the ESOP for Mr. Jones's account.

(7) Includes 16,000 shares of Common Stock issuable upon exercise of an option and 90,491 shares of Common Stock held of record by the ESOP for Mr. Luke's account.

(8) Includes 201,600 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock.

(9) Includes 16,000 shares of Common Stock issuable upon exercise of an option and 46,968 shares of Common Stock held of record by the ESOP for Mr. Tefertiller's account.

(10) Includes 36,580 shares of Common Stock held of record by the ESOP for Mr. Schenk's account.

(11) Includes 33,369 shares of Common Stock held of record by the ESOP for Mr. Jacob's account.

(12) Includes 47,140 shares of Common Stock held of record by the ESOP for Mr. Herbert's account.

(13) Includes 16,000 shares of Common Stock issuable upon exercise of an option.

(14) Includes 16,000 shares of Common Stock issuable upon exercise of an option.

(15) Includes 16,000 shares of Common Stock issuable upon exercise of an option.

(16)  See notes (3) through (6) and (13) through (15).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 1989, the Company restructured certain loans previously made by the Company to David R. Little, President and Chief Executive Officer of the Company, pursuant to which Mr. Little executed two promissory notes in the amounts of $149,910 and $58,737, respectively, each bearing interest at 9% per annum. The notes require monthly payments of $1,349 and $528, respectively. The outstanding balances of such loans at December 31, 1996, were $127,814 and $50,080, respectively.

      In December 1993, the Company loaned Mr. Little approximately $210,940 to purchase 59,800 shares of SEPCO's Class A Common Stock. The loan bore interest at 6% per annum and provided for annual interest payments and one principal payment upon sale of the stock which secured such loan. The loan was repaid on August 5, 1996. The Company from time to time also has made non-interest bearing advances to Mr. Little that as of December 31, 1996 totaled approximately $330,845. The largest aggregate amount of Mr. Little's indebtedness outstanding to the Company during the year ended December 31, 1996 was approximately $770,000.

      Mr. Allcorn, Senior Vice President/Finance of the Company, is the trustee of three trusts for the benefit of Mr. Little's children, each of which holds 2,283,728 shares of Common Stock and 5,000 shares of Series B Preferred Stock. Mr. Allcorn exercises sole voting and investment power over the shares held by such trusts.

      Mr. Little has personally guaranteed up to $500,000 of the obligations of the Company under its loan agreement with its principal lender. In addition, all of the shares of Common Stock and Series B Preferred Stock held in trust for Mr. Little's children have been pledged to such lender to secure the obligations of the Company under the loan agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDEX, INC.
                                       (Registrant)


                                       By: /s/ DAVID R. LITTLE
                                          ------------------------------------
                                               David R. Little
                                               President and Chief Executive
                                               Officer

Dated:  April 30, 1997.