Form 10-Q
period 1997-03-31
DXP ENTERPRISES INC
filed 1997-05-15
CIK 1020710

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

            Commission file number 0-21513


                             DXP ENTERPRISES, INC.
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

                                  Index, Inc.
                 (Former name, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of April 21, 1997:

     Common Stock: 12,079,975 (6,039,987 after giving effect to two-to-one reverse stock split effected May 12, 1997)

Item 1:  Financial Statement



                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                    (CONDENSED CONSOLIDATED BALANCE SHEETS)

                                 (In Thousands)


                                                                       March 31,     December 31,
                                                                         1997           1996
                                                                       -------------------------
                                                                      (Unaudited)
                             Assets
Current assets:
   Cash                                                                $   979           $   876
   Trade accounts receivable, net of allowance for doubtful
      accounts of $301,000 and $210,000, respectively                   19,899            17,125
   Inventory                                                            16,665            17,175
   Prepaid expenses and other current assets                               266               539
   Deferred income taxes                                                   569               511
                                                                       -------------------------
Total current assets                                                    38,378            36,226
Property and equipment, net                                              7,792             7,818
Other assets                                                               953               998

Total assets                                                            47,123            45,042
                                                                       =========================

              Liabilities and Shareholders' Equity

Current liabilities:
   Trade accounts payable                                                8,944             6,963
   Employee compensation                                                   884             1,296
   Other accrued liabilities                                               965               601
   Current portion of long-term debt                                       623               609
   Current portion of subordinated debt                                     --             1,145
                                                                       -------------------------
Total current liabilities                                               11,416            10,614
Long-term debt, less current portion                                    22,792            22,300
Deferred compensation                                                      739               739
Deferred income taxes                                                      364               330
Equity subject to redemption
   Series A Preferred stock--1,496 shares                                  150               150
   Series B convertible preferred stock -- 4,500 shares                    450               450
Shareholders' Equity:
   Series A preferred stock, 1/10th vote per share; $1.00 par value;
     liquidation preference of $100 per share; 1,000,000
     shares authorized; 3,366 shares issued and outstanding:                 2                 2
   Series B convertible preferred stock, 1/10th vote per share;
     $1.00 par value; $100 stated value; liquidation preference of $100 per share; 1,000,000 shares authorized; 19,500
     shares issued and outstanding                                          15                15
   Common stock, $.01 par value, 100,000,000 shares authorized;
     7,993,997 shares issued and outstanding                               160               160
   Paid-in capital                                                         288               288
   Retained earnings                                                    10,747             9,994
                                                                       -------------------------
Total shareholders' equity                                              11,212            10,459
Total liabilities and shareholders' equity                             $47,123           $45,042
                                                                       =========================

See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES


                 (CONDENSED CONSOLIDATED STATEMENTS OF INCOME)
                                  (Unaudited)
                    (In Thousands, except Per Share Amounts)


                                                     Three Months Ended
                                                          March 31
                                                  1997                1996
                                                ----------------------------
Sales                                           $ 30,129            $ 30,918
Cost of sales                                     21,756              22,832
                                                ----------------------------
Gross Profit                                       8,373               8,086
Selling, general and administrative expenses       7,043               7,623
                                                ----------------------------
Operating income                                   1,330                 463
Other income                                         429                 368
Interest expense                                    (539)               (473)
                                                ----------------------------
                                                    (110)               (105)
                                                ----------------------------
Income before income taxes                         1,220                 358
Provision for income taxes                           429                 145
                                                ----------------------------
Net income                                      $    791            $    213
Preferred Stock Dividend                              38                  23
                                                ----------------------------
Net Income Attributable to Common
    Shareholders                                $    753            $    190
                                                ============================
Primary net income per common and
   common equivalent shares                     $   0.08            $   0.02
                                                ============================
Number of shares used to compute primary
   net income per common and common
   equivalent shares                               9,892               8,580
                                                ============================
Fully diluted net income per common and
   common equivalent share                      $   0.07            $   0.02
                                                ============================
Number of shares used to compute fully
   diluted net income per common and
   common equivalent shares                       10,984               9,724
                                                ============================




           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In Thousands)

                                                                        Three Months Ended March 31,
                                                                          1997                1996
                                                                        ----------------------------
OPERATING ACTIVITIES
Net cash provided by operating activities                               $  1,006            $  1,851

INVESTING ACTIVITIES
Purchase of Austin Bearing net assets                                         --                (329)
Decrease in notes receivable from shareholders
    and employee receivables                                                  --                (117)
Purchase of property and equipment                                          (227)                (66)
                                                                        ----------------------------
Net cash used in investing activities                                       (227)               (512)

FINANCING ACTIVITIES
Proceeds from debt                                                        29,205              27,636
Principal payments on revolving line of credit, long-term and
    subordinated debt, and notes payable to bank                         (29,844)            (30,444)
Dividends paid                                                               (38)                (23)
                                                                        ----------------------------
Net cash used in financing activities                                       (677)             (2,831)
                                                                        ----------------------------
INCREASE (DECREASE) IN CASH                                                  102              (1,492)
CASH AT BEGINNING OF PERIOD                                                  876               1,492
                                                                        ============================
CASH AT END OF PERIOD                                                   $    979            $     --
                                                                        ============================


            See notes to condensed consolidated financial statements

                     DXP ENTERPRISES INC. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements

Note 1:  Basis of Presentation

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K filing with the Securities and Exchange Commission for 1996.

Note 2:  The Company

DXP Enterprises, Inc. (the "Company") was incorporated on July 26, 1996 in the State of Texas. The Company was formed to facilitate a proposed reorganization transaction whereby subsequent to July 31, 1996 the Company became a public holding company and acquired 100% of the outstanding capital stock of SEPCO Industries, Inc. ("SEPCO"), a private distribution company with revenues approximating $125 million, and Newman Communications Corporation ("Newman"), an inactive public entity with nominal net tangible assets.

The Company filed a registration statement on Form S-4 with the Securities and Exchange to register 18,584,400 shares of its Common Stock, 19,500 shares of its Series B Convertible Preferred Stock and 3,399 shares of its Series A Preferred Stock. This registration statement became effective November 12, 1996. Because the Company and Newman are non-operating entities with nominal tangible net assets, the proposed transaction was accounted for as a recapitalization of SEPCO into the Company and an issuance of shares for the net tangible assets of Newman. Accordingly, the historical financial statements for the Company presented in the filing of this Form 10-Q are those of SEPCO.

Note 3.  Per Share Amounts

Net income per common and common equivalent share has been computed on a pro forma basis as if the reorganization had occurred between the registrant and SEPCO. These amounts were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. To the extent they are dilutive, options to purchase common stock issued by the Company within the 12 months preceding the filing of the registration statement referenced above have been included in the calculation of common equivalent shares outstanding (using the treasury stock method) as if they were outstanding for all periods presented. The computation of fully diluted net income per common and common equivalent share assumes the Class A convertible preferred stock was converted as of the beginning of the period. Per share amounts have been restated to give effect to the two-to-one reverse stock split.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, primary earnings per share ("Primary EPS") will be replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") will be replaced with diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's Common Stock (i.e., it excludes common stock equivalents and the dilutive effect of options, etc.) Diluted EPS is substantially similar to Fully Diluted EPS as previously reported. The provisions of SFAS No. 128 will result in the retroactive restatement of previously reported Primary EPS and Fully Diluted EPS figures, but SFAS No. 128 prohibits such restatement prior to December 31, 1997. Based on the Company's computations, the adoption of SFAS No. 128 is not expected to impact earnings per share amounts reported during the current quarter or any recent prior period.

Note 4:  Inventory

The company uses the LIFO method of inventory valuation for approximately 75 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                12/31/96             3/31/97
                                ----------------------------
                                       (in thousands)
Finished goods                  $ 18,215            $ 18,103
Work in process                    2,405               2,007
                                ----------------------------

Inventories at FIFO               20,620              20,110
Less - LIFO allowance             (3,445)             (3,445)
                                ----------------------------

Inventories                     $ 17,175            $ 16,665
                                ============================


Note 5:  Acquisition

Effective December 31, 1995, SEPCO Industries, Inc. acquired 100% of the outstanding common stock of Bayou Pumps. The purchase price totaled $500,000 and consisted of (i) issuance of $450,000 of the SEPCO's Class A convertible preferred stock and (ii) cash of $50,000. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $400,000 was recorded in connection with the acquisition.

Effective February 2, 1996, the SEPCO Industries, Inc. acquired the net assets of Austin Bearing Corporation. The purchase price totaled approximately $578,000 and consisted of (i) issuance of a $249,000 note, bearing interest at 9%, payable monthly over five years and (ii) cash of $329,000. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $84,000 was recorded in connection with the acquisition.

Note 6:  Commitments and Contingencies

SEPCO is currently undergoing an examination of its tax returns by the Internal Revenue Service ("IRS") which is asserting claims against SEPCO for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. This claim relates primarily to a challenge by the IRS of SEPCO's use of the LIFO method of accounting for inventory. SEPCO believes that its LIFO elections were valid and currently is pursuing its rights to administrative appeal. Although an unfavorable outcome on this matter would result in the payment of additional taxes and impact SEPCO's liquidity position, SEPCO believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position of SEPCO. The Company has been engaged in discussion with representatives of the IRS regarding this matter and has reserved $30,000 to cover any possible tax liability related to this matter.

Note 7:  Stock Options

Prior to and during 1995, SEPCO issued non-qualified, book value plan stock options to certain officers of the Company to purchase shares of its Class A common stock, which had exercise prices equal to the book value of the common stock on the date of the grant. The option agreement allowed the employee to put the stock acquired back to SEPCO at the book value at that time. SEPCO recognized compensation expense for increases in the book value of the stock while the options were outstanding.

Effective March, 31, 1996, the stock option agreements were amended to become non-qualified, market value plan stock options. Under the amended agreement, the employees can no longer put the acquired stock back to SEPCO. In connection with these changes, SEPCO recognized approximately $618,000 of compensation expense in the three months ended March 31, 1996.

Note 8:  Long-Term Debt

In September, 1996 SEPCO amended its credit facility, including its $20 million line of credit, with its lender to extend the maturity to 1999. The amendment increased the existing balance of the term loan from $123,898 to $5,000,000 upon conversion of approximately $4.9 million of the amounts outstanding under the revolving loan to the term loan. The interest rate on the line of credit was reduced to prime plus .50% from prime plus .75%. The line of credit is secured by accounts receivable, inventory, machinery and equipment and real estate and matures January, 1999. The borrowings available under the existing credit facility at March 31, 1997 approximated $2,100,000.

Note 9:  Subsequent Events

In February, 1997, the company signed a non-binding letter of intent to purchase Pelican State Supply Company, Inc. ("Pelican"), a general mill supply company located in Baton Rouge, Louisiana. Pursuant to the proposed acquisition, the company would acquire all of the issued and outstanding shares of capital stock of Pelican for $1.5 million in cash and 432,286 shares of common stock. The consummation of the acquisition is subject to customary conditions, including the Company's negotiation and execution of mutually satisfactory definitive documentation and the completion of a satisfactory due-diligence review by the Company. There can be no assurance, however, that the Company will consummate the acquisition of Pelican, or, if consummated, that the terms will be as described above.

On or about April 30, 1997, a consent statement was furnished to the holders of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock, in connection with a solicitation of consents by the Board of Directors of the Company for the adoption of amendments to the Restated Articles of Incorporation of the Company, that would effect (1) a change in the Company's name to DXP Enterprises, Inc. and (2) a two-to-one reverse split of the issued and outstanding shares of Common Stock. The shareholders have approved the name change and two-to-one reverse stock split which became effective after the close of market on May 12, 1997.

The shareholders equity section and earnings per share have been restated to give effect for the two-to-one reverse stock split.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenues for the three months ended March 31, 1997 decreased 2.6% to $30.1 million from the three months ended March 31, 1996. The decrease in revenues for the 1997 period was primarily attributable to a reduction in sales of valve and valve automation equipment. Sales of valve and valve automation equipment declined by $1 million over the comparable period in 1996 due primarily to increased competition. The decrease in valve and valve automation equipment represents 3.3% of total sales. During the three months ended March 31, 1997, sales of pumps and pump products increased 2.1% over the comparable period in 1996. Sales of bearings and power transmission equipment for the quarter ended March 31, 1997 were consistent with the comparable period in 1995.

Gross margins increased 1.6% for the first quarter of 1997 as compared to the first quarter of 1996, from 26.2% of sales to 27.8%. The increase in margins is attributable to the company's avoidance of low-margin sales, the ability to pass on manufacturer price increases, and reductions in cost-of-sales overhead expenses. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and strong market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurance that the Company will be successful in this regard.

Selling, general and administrative expense decreased as a percentage of revenues by 5.3% for first quarter of 1997 as compared to the first quarter of 1996, due primarily to the Company's recognition of approximately $618,000 in compensation expense in 1996 as a result of amending its stock option agreements from being book value to market value options. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), no further compensation expense related to options currently outstanding will be recognized in future periods. In addition to the compensation expense, first quarter 1996 results also included expenses attributable to training and implementation of a new management information system. Excluding the effect of the non recurring expenses identified above, selling, general and administrative expenses as a percentage of revenues remained relatively consistent from period to period.

Operating income for the three month period ended March 31, 1997 as a percentage of revenues increased from 1.5% of sales to 4.4%, due to the various factors discussed above.

Interest expense during the first quarter of 1997 increased by $66,000 compared to the first quarter of 1996. Average debt for the first quarter of 1997 as compared to the first quarter of 1996 was $2,000,000 higher as a result of increased inventory and receivable levels during the three months ended March 31, 1997 as compared March 31, 1996. Average interest rates were slightly lower during the three months ended March 31, 1997 as compared to 1996. Further increases in inventories may be required to the extent sales and activity levels increase.

The Company's provision for income taxes for the three months ended March 31, 1997 increased by $284,000 compared to the same period of 1996, as a result of the increase in profits.

Net income for the three month period ended March 31, 1997, increased $578,000 from the three month period ended March 31, 1996 due to the increase in the gross profit percentage, the compensation expense of $618,000 recognized in 1996 associated with the company's amendment of its stock option agreements, and the costs incurred in 1996 relative to the implementation of a new management information system.

Liquidity and Capital Resources

Under the Company's credit facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the credit facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had $2.1 million available for borrowings under its working capital line of credit at March 31, 1997. Working capital at March 31, 1997 and December 31, 1996 was $27 million and $26 million, respectively. During the first three months of 1997 and the year 1996, SEPCO collected its trade receivables in approximately 56 and 48 days, respectively, and turned its inventory approximately five times on an annualized basis.

The Company currently has a $20 million secured line of credit with an institutional lender. The rate of interest is prime plus .5% (9.00% and 8.75% at March 31, 1997 and December 31, 1996, respectively). The line of credit is secured by receivables, inventory, and machinery and equipment and matures January, 1999. The facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as aggregate indebtedness to tangible net worth not more than five to one and current assets to current liabilities greater than two to one. The Company currently expects to renew the line of credit at its maturity.

The Company generated cash from operating activities of $1.0 million in the first three months of 1997 as compared to 1.9 million during the first three months of 1996 due primarily to a greater investment in the net working capital components for the first three months of 1997 as compared to the first three months of 1996.

The Company had capital expenditures of approximately $227,000 for the first three months of 1997 as compared to $66,000 during the same period of 1996. Capital expenditures in the first three months of 1997 were for the expansion of a facility in Laporte, Texas ($80,000), leasehold improvements and furniture and fixtures at the corporate office and for office equipment and computer automation. Capital expenditures for 1996 were primarily for office and shop equipment and computer automation.

During the first quarter of 1996, the Company expended approximately $329,000 for the acquisition of the assets of Austin Bearings.

In February, 1997, the Company signed a non-binding letter of intent to purchase Pelican State Supply Company, Inc. ("Pelican"), a general mill supply company located in Baton Rouge, Louisiana. Pursuant to the proposed acquisition, the Company would acquire all of the issued and outstanding shares of capital stock of Pelican for $1.5 million in cash and 432,286 shares of Common Stock. The consummation of the acquisition is subject to customary conditions, including the negotiation and execution of mutually satisfactory definitive documentation and the completion of a satisfactory due diligence review by the Company. There can be no assurance, however, that the Company will consummate the acquisition of Pelican or, if consummated, that the terms will be as described above.

The Company is currently undergoing an examination of its tax returns by the IRS which is asserting claims against SEPCO for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. This claim relates primarily to a challenge by the IRS of SEPCO's use of the LIFO method of accounting for inventory. SEPCO believes that its LIFO elections were valid and currently is pursuing its rights to administrative appeal. Although an unfavorable outcome on this matter would result in the payment of additional taxes and impact the Company's liquidity position, the Company believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position of the Company. The company has been engaged in discussions with representatives of the IRS and has reserved $30,000 to cover any possible tax liability related to this matter.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Price

         Not Applicable

Part II: Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities

The shareholders of the Company approved an amendment (the "Amendment") to the Company's Restated Certificate of Incorporation to, among other things, effect a reclassification of the Company's Common Stock, par value $.01 per share (the "Common Stock") through a two-to-one reverse stock split. See Item 4 "Submission of Matters to a Vote of Security Holders". The Amendment became effective after the close of market on May 12, 1997, pursuant to which one new share of Common Stock will be exchanged for every two shares of Common Stock outstanding as of May 12, 1997 (the "Effective Date"). Based on information as of April 25, 1997, the Company anticipates that the number of shares of Common Stock that would be outstanding on the Effective Date is approximately 6,039,987. In addition, it is expected that 5,551,597 shares of Common Stock will be reserved for issuance upon the conversion or exercise of various of the Company's other outstanding securities (convertible preferred stock and options), and approximately two million shares of Common Stock will be reserved for issuance to remaining holders of certificates formerly representing shares of common stock of SEPCO and Newman, leaving a total of approximately 86.4 million shares of Common Stock available for future issuances.

No fractional shares of new Common Stock will be issued for any fractional new share interest. Rather, each shareholder who would otherwise receive a fractional new shares of Common Stock as a result of the Amendment will receive an amount of cash equal to the average of the closing sale price of a share of Common Stock on the OTC Bulletin Board during the 20 trading days immediately preceding the Effective Date multiplied by the number of shares of Common Stock held by such holder that would otherwise have been exchanged for such fractional interest.

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

On or about April 30, 1997, a consent statement was furnished to the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, in connection with a solicitation of consents by the Board of Directors of the Company for the adoption of amendments to the Restated Articles of Incorporation of the Company, that would effect (1) a change in the Company's name to DXP Enterprises, Inc. and (2) a two-to-one reverse split of the issued and outstanding shares of Common Stock. The name change and two-to-one reverse stock split became effective after the close of market on May 12, 1997.

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

Substantial Competition

The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than the Company. Although many of the Company's traditional distribution competitors are small enterprises selling to customers in a limited geographic area, the company also competes with larger distributors that provide integrated supply programs such as those offered through the iPower Consortium and outsourcing services similar to those that are being offered by American MRO, Inc. ("AMRO"), a wholly-owned subsidiary of the Company. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than the Company. The Company's competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.

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

IRS Examination

The Company currently is undergoing an examination of its tax returns by the IRS. The IRS has asserted claims against SEPCO for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. This claim relates primarily to a challenge by the IRS of SEPCO's use of the LIFO method of accounting for inventory. Although the Company believes that its LIFO elections were valid and is pursuing its rights to administrative appeal, an unfavorable outcome on this matter would result in the payment of additional taxes and impact the company's liquidity position. The Company has been engaged in discussions with representatives of the IRS and has reserved $30,000 to cover any possible tax liability related to this matter.

Limitations on Ability to Pay Dividends

The Company anticipates that future earnings, except for dividends payable on the Series B Convertible Preferred Stock, will be retained to finance the continuing development of its business. Accordingly, the Company does not anticipate paying cash dividends on the common Stock in the foreseeable future.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

                  3.1  Restated Articles of Incorporation, as amended
                  4.1  Form of Common Stock Certificate
                 11.1  Statement re:  Computation of Per Share Earnings
                 27.1  Financial Data Schedule

         (b)   Reports of Form 8-K
                  None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         DXP Enterprises, Inc.



                                         By:  /s/  Gary A. Allcorn
                                            ------------------------------------
                                              Gary A. Allcorn
                                              Senior Vice President/Finance
                                              (Duly authorized officer and
                                              principal  financial  officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  3.1             Restated Articles of Incorporation, as amended
  4.1             Form of Common Stock Certificate
 11.1             Statement re:  Computation of Per Share Earnings
 27.1             Financial Data Schedule