Form 10-Q
period 1997-06-30
DXP ENTERPRISES INC
filed 1997-08-14
CIK 1020710

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                             -----  -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock as of August 11, 1997:

Common Stock: 7,848,088

Item 1:  Financial Statements
                     DXP ENTERPRISES, INC. AND SUBSIDIARIES
                    (CONDENSED CONSOLIDATED BALANCE SHEETS)
                                 (In Thousands)


                                                                        June 30,    December 31,
                                                                          1997          1996
                                                                        --------      -------
                                                                       (Unaudited)
                              Assets
Current assets:
   Cash                                                                 $     --      $   876
   Trade accounts receivable, net of allowance for doubtful
      accounts of $406,000 and $210,000, respectively                     25,701       17,125
   Inventory                                                              28,380       17,175
   Prepaid expenses and other current assets                                 423          539
   Deferred income taxes                                                     627          511
                                                                        --------      -------
Total current assets                                                      55,131       36,226
Property and equipment, net                                               10,679        7,818
Other assets                                                               3,249          998
                                                                        --------      -------
Total assets                                                            $ 69,059      $45,042
                                                                        ========      =======

               Liabilities and Shareholders' Equity
Current liabilities:
   Trade accounts payable                                               $ 16,019      $ 6,963
   Employee compensation                                                   1,283        1,296
   Other accrued liabilities                                                 890          601
   Current portion of long-term debt                                         735          609
   Current portion of subordinated debt                                       --        1,145
                                                                        --------      -------
Total current liabilities                                                 18,927       10,614
Long-term debt, less current portion                                      35,031       22,300
Deferred compensation                                                        739          739
Deferred income taxes                                                        399          330
Equity subject to redemption
   Series A Preferred stock--1,122 and 1,496 shares                          112          150
   Series B convertible preferred stock -- 1,800 and
    4,500 shares                                                             180          450
   Common Stock--280,428 shares                                            1,963           --
Shareholders' Equity:
     Series A preferred stock, 1/10th vote per share;
      $1.00 par value; liquidation preference of $100 per share;
      1,000,000 shares authorized; 3,366 shares issued and
      outstanding:                                                             2            2
     Series B convertible preferred stock, 1/10th vote per share;
      $1.00 par value; $100 stated value; liquidation preference of $100 per share; 1,000,000 shares authorized; 19,500 shares
      issued and outstanding                                                  18           15
     Common stock, $.01 par value, 100,000,000 shares authorized;
      7,993,997 shares issued and outstanding (15,987,994
      outstanding at December 31, 1996)                                       80          160
   Paid-in capital                                                           673          288
   Retained earnings                                                      11,516        9,994
                                                                        --------      -------
                                                                          12,289       10,459
Less: treasury stock, 374 shares series A preferred, 2,700 shares
       series B preferred, and 60,872 shares common stock                  (581)          --
                                                                        --------      -------
Total shareholders' equity                                                11,708       10,459
Total liabilities and shareholders' equity                              $ 69,059      $45,042
                                                                        ========      =======

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES
                 (CONDENSED CONSOLIDATED STATEMENTS OF INCOME)
                                  (Unaudited)
                    (In Thousands, except Per Share Amounts)

                                                  Three Months Ended            Six Months ended
                                                        June 30,                     June 30,

                                                   1997          1996          1997          1996
                                                  ------        ------        ------        ------
Sales                                            $ 39,341      $ 32,103      $ 69,470      $ 63,021
Cost of sales                                      28,615        23,958        50,371        46,790
                                                 --------      --------      --------      --------
Gross Profit                                       10,726         8,145        19,099        16,231
Selling, general and administrative expenses        9,304         7,183        16,347        14,806
                                                 --------      --------      --------      --------
Operating income                                    1,422           962         2,752         1,425
Other income                                          466           146           895           514
Interest expense                                     (628)         (535)       (1,167)       (1,008)
                                                 --------      --------      --------      --------
                                                     (162)         (389)         (272)         (494)
                                                 --------      --------      --------      --------
Income before income taxes                          1,260           573         2,480           931
Provision for income taxes                            459           232           888           377
                                                 --------      --------      --------      --------
Net income                                       $    801      $    341      $  1,592      $    554

Preferred Stock Dividend                               33            22            71            45
                                                 --------      --------      --------      --------
Net Income Attributable to Common
   Shareholders                                  $    768      $    319      $  1,521      $    509
                                                 ========      ========      ========      ========
Primary net income per common and
   common equivalent shares                      $   0.08      $   0.04      $   0.15      $   0.06
                                                 ========      ========      ========      ========
Number of shares used to compute primary
   net income per common and common
   equivalent shares                               10,187         8,580        10,187         8,580
                                                 ========      ========      ========      ========
Fully diluted net income per common and
   common equivalent share                       $   0.07      $   0.04      $   0.14      $   0.06
                                                 ========      ========      ========      ========
Number of shares used to compute fully
   diluted net income per common and
   common equivalent shares                        11,098         9,724        11,098         9,724
                                                 ========      ========      ========      ========



           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In Thousands)


                                                                Six Months Ended June 30,
                                                                 1997                1996
                                                                ------              -----
OPERATING ACTIVITIES
Net cash provided by operating activities                         ($ 1,586)     $    704

INVESTING ACTIVITIES
Purchase of Austin Bearing net assets                                   --          (329)
Purchase of Strategic Supply net assets                             (4,118)           --
Purchase of Pelican State Supply common stock                       (1,070)           --
Purchase of property and equipment                                    (469)         (481)
                                                                  --------      --------
Net cash used in investing activities                               (5,657)         (810)

FINANCING ACTIVITIES
Proceeds from debt                                                  73,463        60,483
Principal payments on revolving line of credit, long-term and
    subordinated debt, and notes payable to bank                   (66,444)      (61,824)
Acquisition of common stock                                           (581)           --
Dividends paid                                                         (71)          (45)
                                                                  --------      --------
Net cash used in financing activities                                6,367        (1,386)
                                                                  --------      --------
INCREASE(DECREASE) IN CASH                                            (876)       (1,492)
CASH AT BEGINNING OF PERIOD                                            876         1,492
                                                                  --------      --------
CASH AT END OF PERIOD                                             $     --      $     --
                                                                  ========      ========















           See notes to condensed consolidated financial statements

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES


As used herein, references to the "Company" are to DXP Enterprises, Inc. and its subsidiaries, unless the context indicates otherwise.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Amendment No. 1 to Form 10-K on Form 10-K/A.

Note 2:  The Company

The Company was incorporated on July 26, 1996 in the State of Texas. The Company was formed to facilitate a proposed reorganization transaction whereby subsequent to July 31, 1996 the Company became a public holding company and acquired 100% of the outstanding capital stock of SEPCO Industries, Inc. ("SEPCO"), a private distribution company with revenues of approximately $125 million, and Newman Communications Corporation ("Newman"), an inactive public entity with nominal net tangible assets.

The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission to register 18,584,400 shares of its Common Stock, 19,500 shares of its Series B Convertible Preferred Stock and 3,366 shares of its Series A Preferred Stock. This registration statement became effective November 12, 1996. Because the Company (prior to the reorganization) and Newman were non-operating entities with nominal tangible net assets, the transaction was accounted for as a recapitalization of SEPCO into the Company and an issuance of shares for the net tangible assets of Newman. Accordingly, the historical financial statements for the Company prior to December 4, 1996 are those of SEPCO.

Note 3.  Per Share Amounts

Net income per common and common equivalent share has been computed for the three- and six-month periods ended June 30, 1996, as if the reorganization had occurred between the Company and SEPCO on January 1, 1996. These amounts were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. To the extent they are dilutive, options to purchase common stock issued by the Company within the 12 months preceding the filing of the registration statement referenced above have been included in the calculation of common equivalent shares outstanding (using the treasury stock method) as if they were outstanding for all periods presented. The computation of fully diluted net income per common and common equivalent share assumes the Class A convertible preferred stock was converted as of the beginning of the period.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, primary earnings per share ("Primary EPS") will be replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") will be replaced with diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the

Company's Common Stock (i.e., it excludes common stock equivalents and the dilutive effect of options, etc.). Diluted EPS is substantially similar to Fully Diluted EPS as previously reported. The provisions of SFAS No. 128 will result in the retroactive restatement of previously reported Primary EPS and Fully Diluted EPS figures, but SFAS No. 128 prohibits such restatement prior to December 31, 1997. Based on the Company's computations, the adoption of SFAS 128 is not expected to impact earnings per share amounts reported during the current quarter or any recent prior period.

On or about April 30, 1997, a consent statement was furnished to the holders of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock, in connection with a solicitation of consents by the Board of Directors of the Company for the adoption of an amendment to the Restated Articles of Incorporation of the Company, to effect a two-to-one reverse split of the issued and outstanding shares of Common Stock. The shareholders approved the two-to-one reverse stock split which became effective after the close of market on May 12, 1997.

The shareholders equity section and earnings per share have been restated to give effect to the two-to-one reverse stock split.

Note 4:  Inventory

The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 53% of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:


                          December 31, 1996       June 30, 1997
                                     (in thousands)

Finished goods              $ 18,215               $ 29,180
Work in process                2,405                  2,645
                            --------               --------

Inventories at FIFO           20,620                 31,825
Less - LIFO allowance         (3,445)                (3,445)
                            --------               --------

Inventories                 $ 17,175               $ 28,380
                            ========               ========


Note 5:  Acquisition

Effective February 2, 1996, the Company acquired the net assets of Austin Bearing Corporation. The purchase price totaled approximately $578,000 and consisted of (i) issuance of a $249,000 note, bearing interest at 9%, payable monthly over five years and (ii) cash of $329,000. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $84,000 was recorded in connection with the acquisition.

Effective May 30, 1997, the Company acquired 100% of the outstanding common stock of Pelican State Supply Company ("Pelican"). The purchase price totaled approximately $3.0 million and consisted of 280,428 shares of the Company's Common Stock and cash of approximately $1.0 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill of approximately $2.0 million was recorded in connection with the acquisition.

On June 2, 1997, a wholly owned subsidiary of the Company acquired substantially all the assets of Strategic Supply, Inc. ("Strategic"). The purchase price, which is subject to adjustments, consisted of approximately $4.1 million in existing cash, assumption of $4.7 million of trade payables and other accrued expenses, $2.8 million in promissory notes payable to the seller and earn-out payments (based on the earnings before interest and taxes of Strategic) to be paid over a period of approximately six years, which earn-out payments shall not exceed $3.5 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $50,000 was recorded in connection with the acquisition. Goodwill may be adjusted based upon the final purchase price; however, it is anticipated that such adjustment will be minor.

The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of the companies acquired are included in the consolidated statements of income from the date of acquisition of such companies. The Company is continuing its evaluation of the acquisitions of Pelican and Strategic as it relates to the purchase price allocations. The allocation of the respective purchase prices are based on the best estimates of the Company using information currently available. Certain adjustments relating to these acquisitions are subject to change based upon the final determination of the fair values of the net assets acquired.

Note 6:  Commitments and Contingencies

The Company is currently undergoing an examination of its tax returns by the Internal Revenue Service ("IRS") which had asserted claims against one of the Company's subsidiaries for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. The claim relates primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. In June 1997, the Company reached a tentative agreement for this claim, subject to final IRS approval, resulting in a payment of approximately $70,000. The Company had accrued sufficiently for this expense at December 31, 1996, and therefore the payment will have no impact on current period earnings.

Note 7:  Stock Options

Prior to and during 1995, the Company issued non-qualified, book value plan stock options to certain officers of the Company to purchase shares of its Class A common stock, which had exercise prices equal to the book value of the common stock on the date of the grant. The option agreement allowed the employee to put the stock acquired back to the Company at the book value at that time. The Company recognized compensation expense for increases in the book value of the stock while the options were outstanding.

Effective March 31, 1996, the stock option agreements were amended to become non-qualified, market value plan stock options. Under the amended agreement, the employees can no longer put the acquired stock back to the Company. In connection with these changes, the Company recognized approximately $618,000 of compensation expense in the three months ended March 31, 1996.

Note 8:  Long-Term Debt

In September 1996, the Company amended its credit facility which increased the existing balance of the term loan from $123,898 to $5.0 million upon conversion of approximately $4.9 million of the amounts outstanding under the revolving loan to the term loan. In May 1997, the Company amended its credit facility from $20 million to $25 million.

Also in May 1997, the Company secured two additional lines of credit from its existing lender in amounts of $3.0 million and $12.0 million for the purpose of financing two acquisitions and providing for working capital needs of the newly acquired companies. The two new subsidiaries are the borrowers under these lines of credit and the Company has guaranteed the indebtedness thereunder. The interest rate on the new lines of credit range from LIBOR plus 2.25% to prime plus .50%. Each line of credit is secured by accounts receivable, inventory, machinery and equipment and real estate of the respective subsidiary and matures January 1999.

The borrowings available under the Company's credit facilities at June 30, 1997 approximated $3.3 million.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues for the three months ended June 30, 1997 increased 22.5% to $39.3 million from the three months ended June 30, 1996. The Company's acquisitions during the period accounted for $4.6 million of the increase in revenues. Sales of bearings and power transmission equipment for the quarter ended June 30, 1997 increased 12.1%, or $1.5 million over the comparable period in 1996, accounting for $4.6% of the revenue increase. Sales of valve and valve automation equipment declined by $450,000 over the comparable period in 1996 due primarily to increased competition. During the three months ended June 30, 1997, sales of pumps and pump products increased 9.3%, or $1.6 million, over the comparable period in 1996, accounting for 5.0% of the revenue increase.

Gross margins increased 1.9% for the second quarter of 1997 as compared to the second quarter of 1996, from 25.4% of sales to 27.3%. The increase in gross margin is attributable to the Company's avoidance of low-margin sales, ability to pass on manufacturer price increases and reductions in cost-of-sales overhead expenses. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and strong market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurance that the Company will be successful in this regard.

Selling, general and administrative expense increased as a percentage of revenues by 1.3% for the second quarter of 1997 as compared to the second quarter of 1996, due primarily to increased administrative costs related to the Company's expansion of its administrative personnel in an effort to provide expanded services to its customers.

Operating income for the three month period ended June 30, 1997 increased as a percentage of revenues from 3.0% to 3.6%, due to the various factors discussed above.

Interest expense during the second quarter of 1997 increased by $93,000 to $628,000 compared to the second quarter of 1996. Long-term debt at June 30, 1997 increased by $11.2 million as a result of the financing of two acquisitions during the second quarter of 1997, resulting in greater interest costs. Excluding the increased debt incurred in connection with these acquisitions, long-term debt levels were substantially unchanged. Average interest rates were slightly lower during the three months ended June 30, 1997 as compared to 1996.

The Company's provision for income taxes for the three months ended June 30, 1997 increased by $227,000 compared to the same period of 1996, as a result of a $687,000 increase in pre-tax income.

Net income for the three month period ended June 30, 1997 increased $460,000, or 135%, from the three month period ended June 30, 1996, due primarily to the gross margin percentage, which increased gross profits by approximately $745,000. The increase in gross profits was slightly offset by increased administrative costs associated with the Company's increases in its corporate administrative expenses, expenses associated with its expansion program and higher interest costs.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues for the six months ended June 30, 1997 increased 10.2% to $69.5 million from the six months ended June 30, 1996. The Company's acquisitions during the period accounted for 7.3% of this increase in revenues. Sales of bearings and power transmission equipment for the six months ended June 30, 1997 increased 5.9%, or $1.4 million over the comparable period in 1996 accounting for 2.3% of the overall revenue increase. Sales of valve and valve automation equipment declined by $1.4 million over the comparable period in 1996 due primarily to increased competition. During the six months ended June 30, 1997, sales of pumps and pump products increased 5.5%, or $1.8 million over the comparable period in 1996, accounting for 2.9% of the overall revenue increase.

Gross margin increased $2.9 million, or 17.7% in the first six months of 1997 as compared to the same period in 1996, from 25.8% of sales to 27.5%. The increase in gross margin is attributable to the Company's avoidance of low-margin sales, the ability to pass on manufacturer price increases and reductions in cost-of-sales overhead expenses.

Selling, general and administrative expenses as a percentage of revenues remained consistent at 23.5% in the first six months of 1997 compared to the same period in 1996. However, both six month periods experienced substantial expenditures unique to each period. For the six month period ending June 30, 1996, the Company recognized $618,000 in compensation expense as a result of amending its stock option agreements from being book value to market value options. For the six month period ending June 30, 1997, selling, general, and administrative costs were increased by administrative costs related to the Company's expansion of its administrative personnel in an effort to provide expanded services to its customers.

Operating income for the six month period ended June 30, 1997 increased 93.1% from the corresponding period in 1996, from $1.4 million to $2.8 million. As a percentage of revenues, operating income increased from 2.3% of sales to 4.0%, due to the various factors discussed above.

Interest expense for the first six months of 1997 increased by $159,000, or 15.8%, from the first six months of 1996 as a result of increased debt levels associated with the Company's acquisitions during 1997, and due to greater investments in working capital components during the period. Average interest rates were slightly lower during the six months ended June 30, 1997 as compared to 1996.

The Company's provision for income taxes for the six months ended June 30, 1997 increased by $511,000 compared to the same period of 1996 as a result of a $1,549,000 increase in pre-tax income. Results attributable to the Company's acquisitions during the first six months of 1997 did not significantly impact either pre-tax income or the Company's provision for income taxes.

Net income for the six month period ended June 30, 1997 increased $1,038,000, or 187%, from the six month period ended June 30, 1996. Increased net income for the first six months of 1997 versus 1996 can be primarily attributed to a
1.7 percentage point increase in the Company's gross margin percentage, which increased gross profits by approximately $1,207,000. These increases in gross profits were slightly offset by increased administrative costs associated with the Company's expansion of its corporate administrative expenses, expenses associated with its expansion program, and higher interest costs.


Liquidity and Capital Resources

Under the Company's credit facilities, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the credit facilities. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its lines of credit for working capital. The Company had $3.3 million available for borrowings under its working capital line of credit at June 30, 1997. Working capital at June 30, 1997 and December 31, 1996 was $36 million and $26 million, respectively. During the first six months of 1997 and the year 1996, the Company collected its trade receivables in approximately 55 and 48 days, respectively, and turned its inventory approximately five times on an annualized basis.

The Company currently has $40.0 million in secured lines of credit with an institutional lender. The lines of credit provided for interest rates ranging from LIBOR plus 2.25% to prime plus .5% (9.0% at June 30, 1997). The lines of credit are secured by receivables, inventory and machinery and equipment and mature in January 1999. The facilities contain customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as aggregate indebtedness to tangible net worth greater than five to one and current assets to current liabilities greater than two to one. The Company currently expects to renew the lines of credit at their maturity.

The Company utilized cash from operating activities of $1.6 million in the first six months of 1997 as compared to generating cash from operating activities of $700,000 during the first six months of 1996, due primarily to a greater investment in the net working capital components for the first six months of 1997 as compared to the first six months of 1996.

The Company had capital expenditures of approximately $469,000 for the first six months of 1997 as compared to $481,000 during the same period of 1996. Capital expenditures in the first six months of 1997 were predominantly for the expansion of a facility in Laporte, Texas ($144,000), and for computers and related equipment($131,000). Capital expenditures for 1996 were primarily for office and shop equipment and computer automation.

During the first quarter of 1996, the Company expended approximately $329,000 for the acquisition of the assets of Austin Bearing Corporation. In the second quarter of 1997, the Company acquired the common stock of Pelican State Supply, with the cash portion of the purchase price totaling approximately $1.1 million. Also in the second quarter of 1997, the Company acquired certain assets of Strategic for cash of approximately $4.2 million.

The Company is currently undergoing an examination of its tax returns by the Internal Revenue Service ("IRS") which had asserted claims against one of the Company's subsidiaries for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. The claim relates primarily to a challenge by the IRS of the subsidiary's use of the LIFO method of accounting for inventory. In June 1997, the Company reached a tentative agreement for this claim, subject to final IRS approval, resulting in a payment of approximately $70,000. The Company had accrued sufficiently for this expense at December 31, 1996, and therefore it will have no impact on current period earnings.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Price

         Not Applicable

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently undergoing an examination of its tax returns by the IRS which had asserted claims against one of the Company's subsidiaries for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. The claim relates primarily to a challenge by the IRS of the subsidiary's use of the LIFO method of accounting for inventory. In June 1997, the Company reached a tentative agreement for this claim, subject to final IRS approval, resulting in a payment of approximately $70,000. The Company had accrued sufficiently for this expense at December 31, 1996, and therefore it will have no impact on current period earnings.

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.

Item 2.  Changes in Securities

On May 30, 1997, the Company acquired the common stock of Pelican State Supply Company. The Company is in the process of issuing 280,428 shares of Common Stock to the seller as part of the purchase price for the acquisition. The shares of Common Stock issued pursuant to the purchase are subject to a put option whereby any time between November 30, 1998 and November 30, 2000 the Company may be required to purchase all or part of the shares referenced above at a price of $7.00 per share. The shares issued for the purchase of Pelican State Supply Company are subject to certain rights of offset pursuant to terms of the purchase documents. The Company considers these securities to have been issued in a transaction not involving a public offering and, therefore, to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The foregoing issuance did not involve an underwriter.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

On or about April 30, 1997, a consent statement was furnished to the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, in connection with a solicitation of consents by the Board of Directors of the Company for the adoption of amendments to the Restated Articles of Incorporation of the Company, to effect (1) a change in the Company's name to DXP Enterprises, Inc. and (2) a two-to-one reverse split of the issued and outstanding shares of Common Stock. As of May 6, 1997, the Company had received consents to the adoption of the amendments to effect the name change and the reverse stock split from the holders of at least 8,139,884 shares (representing 8,126,384 votes) of the Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class, representing the requisite consents for adoption of such amendments. The name change and two-to-one reverse stock split became effective after the close of market on May 12, 1997.

On June 17, 1997, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast.


Nominee                        Votes For         Votes Against      Votes Withheld        Broker Non-Votes
------------------------- ------------------- ------------------- -------------------  ----------------------
David R. Little               11,836,569.2            375                  0                     0
Jerry J. Jones                11,836,569.2            375                  0                     0
Bryan H. Wimberly             11,836,569.2            375                  0                     0
Cletus Davis                  11,836,569.2            375                  0                     0
Thomas V. Orr                 11,836,569.2            375                  0                     0
Kenneth H. Miller             11,836,569.2            375                  0                     0

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

Dependence on Key Personnel

The Company will continue to be dependent to a significant extent upon the efforts and ability of David R. Little, its Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Little or any other executive officer of the Company could have a material adverse effect on the Company's financial condition and results of operations. The Company does not maintain key-man life insurance on Mr. Little or on the lives of its other executive officers. In addition, the Company's ability to grow successfully will be dependent upon its ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely affect the Company's financial condition and results of operation.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 2.1     Asset Purchase Agreement dated May 27, 1997, among
                         Strategic Supply, Inc., Coulson Technologies, Inc.,
                         Strategic Distribution, Inc., DXP Acquisition, Inc.
                         (d/b/a Strategic Acquisition, Inc.) and DXP
                         Enterprises, Inc. (Incorporated by reference to
                         Exhibit 2.1 to the Company's Current Report on Form
                         8-K dated June 2, 1997, filed with the Commission on
                         June 17, 1997.)
                  3.1    Restated Articles of Incorporation, as amended, of the
                         Company (Incorporated by reference to Exhibit 3.1 to
                         the Company's Quarterly Report on Form 10-Q for the
                         period ended March 31, 1997, filed with the Commission
                         on May 15, 1997.)
                  4.1    Form of Common Stock Certificate (Incorporated by
                         reference to Exhibit 4.1 to the Company's Quarterly
                         Report on Form 10-Q for the period ended March 31,
                         1997, filed with the Commission on May 15, 1997.)
                  4.2    See Exhibit 3.1 for provisions of the Company's
                         Restated Articles of Incorporation, as amended,
                         defining the rights of the holders of Common Stock.
                 11.1*   Statement re: Computation of Per Share Earnings
                 27.1*   Financial Data Schedule
         -------------------
         *Filed herewith

         (b)     Reports on Form 8-K

                 Current Report on Form 8-K dated June 2, 1997, as amended by Amendment No. 1 to Current Report on Form 8-K on Form 8-K/A, reporting the acquisition by the Company of Strategic Supply, Inc., the audited historical financial statements of Strategic Supply, Inc. and the pro forma financial statements of the Company including Strategic Supply, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      DXP Enterprises, Inc.



Date: August 14, 1997                 By:  /s/ GARY A. ALLCORN
                                         ------------------------------
                                           Gary A. Allcorn
                                           Senior Vice President/Finance
                                           (Duly authorized officer and
                                           principal financial officer)

                               INDEX TO EXHIBITS


              EXHIBIT
                NO.                        DESCRIPTION
              -------                      -----------
                 2.1     Asset Purchase Agreement dated May 27, 1997, among
                         Strategic Supply, Inc., Coulson Technologies, Inc.,
                         Strategic Distribution, Inc., DXP Acquisition, Inc.
                         (d/b/a Strategic Acquisition, Inc.) and DXP
                         Enterprises, Inc. (Incorporated by reference to
                         Exhibit 2.1 to the Company's Current Report on Form
                         8-K dated June 2, 1997, filed with the Commission on
                         June 17, 1997.)
                  3.1    Restated Articles of Incorporation, as amended, of the
                         Company (Incorporated by reference to Exhibit 3.1 to
                         the Company's Quarterly Report on Form 10-Q for the
                         period ended March 31, 1997, filed with the Commission
                         on May 15, 1997.)
                  4.1    Form of Common Stock Certificate (Incorporated by
                         reference to Exhibit 4.1 to the Company's Quarterly
                         Report on Form 10-Q for the period ended March 31,
                         1997, filed with the Commission on May 15, 1997.)
                  4.2    See Exhibit 3.1 for provisions of the Company's
                         Restated Articles of Incorporation, as amended,
                         defining the rights of the holders of Common Stock.
                 11.1*   Statement re: Computation of Per Share Earnings
                 27.1*   Financial Data Schedule
         -------------------
         *Filed herewith