Form 10-Q
period 1997-09-30
DXP ENTERPRISES INC
filed 1997-11-14
CIK 1020710

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1997:

Common Stock: 8,168,551

ITEM 1.  FINANCIAL STATEMENTS
                     DXP ENTERPRISES, INC. AND SUBSIDIARIES
                    (CONDENSED CONSOLIDATED BALANCE SHEETS)
                                 (IN THOUSANDS)

                                                                        September 30,       December 31,
                                                                            1997                1996
                                                                        --------------------------------
                                                                         (Unaudited)
                             Assets
 Current assets:
    Cash                                                                $       556          $      876
    Trade accounts receivable, net of allowance for doubtful
       accounts of $310,000 and $210,000, respectively                       26,891              17,125
    Inventory                                                                28,027              17,175
    Prepaid expenses and other current assets                                   151                 539
    Deferred income taxes                                                       638                 511
                                                                     -----------------------------------
 Total current assets                                                        56,263              36,226
 Property and equipment, net                                                 10,552               7,818
 Other assets                                                                 3,170                 998
                                                                     -----------------------------------
 Total assets                                                           $    69,985          $   45,042
                                                                     ===================================
              Liabilities and Shareholders' Equity
 Current liabilities:
    Trade accounts payable                                              $    15,782          $    6,963
    Employee compensation                                                     1,427               1,296
    Other accrued liabilities                                                   682                 601
    Current portion of long-term debt                                           917                 609
    Current portion of subordinated debt                                         --               1,145
                                                                     -----------------------------------
 Total current liabilities                                                   18,808              10,614
 Long-term debt, less current portion                                        35,793              22,300
 Deferred compensation                                                          739                 739
 Deferred income taxes                                                          433                 330
 Equity subject to redemption: Note 9
    Series A Preferred stock--1,122 and 1,496 shares                            112                 150
    Series B convertible preferred stock -- 1,800 and 4,500 shares              180                 450
    Common Stock -- 280,428 shares                                            1,963                  --
 Shareholders' Equity:
 Series A preferred stock, 1/10th vote per share; $1.00 par
    value; liquidation preference of $100 per share; 1,000,000
    shares authorized; 3,366 shares issued and outstanding:                       2                   2

 Series B convertible preferred stock, 1/10th vote per share;
    $1.00 par value; $100 stated value; liquidation preference of
    $100 per share; 1,000,000 shares authorized; 19,500 shares
    issued and outstanding                                                       18                  15

 Common stock, $.01 par value, 100,000,000 shares authorized;
    7,993,997 shares issued and outstanding (7,993,997
    outstanding at December 31, 1996)                                            80                  80

      Paid-in capital                                                           673                 368
      Retained earnings                                                      11,765               9,994
                                                                     -----------------------------------
                                                                             12,538              10,459
 Less: treasury stock, 374 shares series A preferred, 2,700 shares
        series B preferred, and 60,872 shares common stock                    (581)                  --
                                                                     -----------------------------------
 Total shareholders' equity                                                  11,957              10,459
 Total liabilities and shareholders' equity                             $    69,985          $   45,042
                                                                     ===================================


           See notes to condensed consolidated financial statements.

                    DXP ENTERPRISES, INC.  AND SUBSIDIARIES
                 (CONDENSED CONSOLIDATED STATEMENTS OF INCOME)
                                  (Unaudited)
                    (In Thousands, except Per Share Amounts)



                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                               1997        1996         1997         1996
                                                          -----------  -----------  -----------   -----------
            Sales                                           $ 48,806      $ 32,193    $ 118,277     $ 95,214
            Cost of sales                                     36,334        23,784       86,706       70,574
                                                          ---------------------------------------------------
            Gross Profit                                      12,472         8,409       31,571       24,640
            Selling, general and administrative expenses      11,295         7,424       27,642       22,230
                                                          ---------------------------------------------------
            Operating income                                   1,177           985        3,929        2,410
            Other income                                          86           129          981          643
            Interest expense                                    (793)         (548)      (1,960)      (1,556)
                                                          ---------------------------------------------------
                                                                (707)         (419)        (979)        (913)
                                                          ---------------------------------------------------
            Income before income taxes                           470           566        2,950        1,497
            Provision for income taxes                           182           230        1,070          607
                                                          ---------------------------------------------------
                                                               $ 288         $ 336      $ 1,880        $ 890

            Net income
                                                                  38            23          109           68
            Preferred Stock Dividend
                                                          ---------------------------------------------------
            Net Income Attributable to Common
                Shareholders                                    $250          $313      $ 1,771       $  822
                                                          ====================================================
            Primary net income per common and
               common equivalent shares                        $0.02         $0.04        $0.17        $0.10
                                                          ====================================================
            Number of shares used to compute primary
               net income per common and common
               equivalent shares                              10,251         8,580       10,251        8,580
                                                          ====================================================
            Fully diluted net income per common and
               common equivalent share                         $0.02         $0.04        $0.17        $0.09
                                                          ====================================================
            Number of shares used to compute fully
               diluted net income per common and
               common equivalent shares                       10,251         9,724       11,192        9,724
                                                          ====================================================




           See notes to condensed consolidated financial statements.

                    DXP ENTERPRISES, INC.  AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                                           Nine Months Ended September 30,
                                                                                1997              1996
                                                                         ---------------  ------------------
          OPERATING ACTIVITIES
          Net cash provided by operating activities                              ($2,081)             $ 2,118

          INVESTING ACTIVITIES
          Proceeds from sale of property and equipment                                --                    7
          Purchase of Austin Bearing net assets                                       --                 (550)
          Purchase of Strategic Supply net assets                                 (4,118)                  --
          Purchase of Pelican State Supply common stock                           (1,070)                  --
          Purchase of property and equipment                                        (648)                (971)
                                                                               -------------------------------
          Net cash used in investing activities                                   (5,836)              (1,514)

          FINANCING ACTIVITIES
          Proceeds from debt                                                     133,488               93,856
          Principal payments on revolving line of credit, long-term
            and subordinated debt, and notes payable to bank                    (125,314)             (95,884)
          Acquisition of common stock                                               (581)                 --
          Dividends paid                                                            (109)                 (68)
                                                                               -------------------------------
          Net cash used in financing activities                                    7,597               (2,095)
                                                                               -------------------------------
          INCREASE(DECREASE) IN CASH                                                (320)              (1,491)
          CASH AT BEGINNING OF PERIOD                                                876                1,492
                                                                               -------------------------------
          CASH AT END OF PERIOD                                                  $   556              $     1
                                                                               ===============================





            See notes to condensed consolidated financial statements

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

As used herein, references to the "Company" are to DXP Enterprises, Inc. and its subsidiaries, unless the context otherwise indicates.

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

The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission to register 9,292,200 shares of its Common Stock (on a post-reverse stock split basis), 19,500 shares of its Series B Convertible Preferred Stock and 3,366 shares of its Series A Preferred Stock. This registration statement became effective on November 12, 1996. Because the Company (prior to the reorganization) and Newman were non-operating entities with nominal tangible net assets, the transaction was accounted for as a recapitalization of SEPCO into the Company and an issuance of shares for the net tangible assets of Newman. Accordingly, the historical financial statements for the Company prior to December 4, 1996 are those of SEPCO.

Note 3.  Per Share Amounts

Net income per common and common equivalent share has been computed for the three- and nine-month periods ended September 30, 1996, as if the reorganization had occurred between the Company and SEPCO on January 1, 1996. These amounts were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. To the extent they are dilutive, options to purchase common stock issued by the Company within the twelve months preceding the filing of the registration statement referenced above have been included in the calculation of common equivalent shares outstanding (using the treasury stock method) as if they were outstanding for all periods presented. The computation of fully diluted net income per common and common equivalent share assumes the Class A convertible preferred stock was converted as of the beginning of the period, unless the results are anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, primary earnings per share ("Primary EPS") will be replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") will be replaced with diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's Common Stock (i.e., it excludes common stock equivalents and the dilutive effect of options, etc.). Diluted EPS is substantially similar to Fully Diluted EPS as previously reported. The provisions of SFAS No. 128 will result in the retroactive restatement of previously reported Primary EPS and Fully Diluted EPS figures, but SFAS No. 128 prohibits such restatement prior to December 31, 1997. Based on the Company's computations, the adoption of SFAS 128 is not expected to materially impact earnings per share amounts reported during the current quarter or any recent prior period.

On or about April 30, 1997, a proxy statement was furnished to the holders of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock, in connection with a solicitation of consents by the Board of Directors of the Company for the adoption of an amendment to the Restated Articles of Incorporation of the Company to effect a two-to-one reverse split of the issued and outstanding shares of Common Stock and change the name of the Company from Index, Inc. to DXP Enterprises, Inc. The shareholders approved the two-to-one reverse stock split and name change, which became effective after the close of market on May 12, 1997.

Common stock and earnings per share have been restated to give effect to the two-to-one reverse stock split.

Note 4:  Inventory

The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 59% of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:


                                             September 30, 1997    December 31, 1996
                                            ---------------------------------------
                                                          (in thousands)

            Finished Goods                   $           28,188   $           18,215

            Work in process                               3,284                2,405
                                             ------------------   -------------------

            Inventories at FIFO                          31,472               20,620

            Less - LIFO allowance                        (3,445)              (3,445)
                                             -------------------  -------------------

            Inventories                       $          28,027    $          17,175
                                             -------------------  -------------------

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

Effective May 30, 1997, the Company acquired 100% of the outstanding stock of Pelican State Supply Company ("Pelican"). The purchase price totaled approximately $3.0 million and consisted of 280,428 shares of the Company's Common Stock and cash of approximately $1.0 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill of approximately $2.0 million was recorded in connection with the acquisition.

On June 2, 1997, a wholly owned subsidiary of the Company acquired
substantially all the assets of  Strategic Supply, Inc. ("Strategic").   The
purchase price, which is subject to adjustments, consisted of approximately $4.1 million in cash, assumption of $4.7 million of trade payables and other accrued expenses, $2.8 million in promissory notes payable to the seller and earn-out payments (based on the earnings before interest and taxes of Strategic) to be paid over a period of approximately six years, up to a maximum of $3.5 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $50,000 was recorded in connection with the acquisition. Goodwill may be adjusted based upon the final purchase price.

The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of the companies acquired are included in the consolidated statements of income from the date of acquisition of such companies. The Company is continuing its evaluation of the acquisitions of Pelican and Strategic as it relates to the purchase price allocations. The allocation of the respective purchase prices are based on the estimates of the Company using information currently available. Certain adjustments relating to these acquisitions are subject to change based upon the final determination of the fair values of the net assets acquired.

Note 6:  Commitments and Contingencies

In September 1997 the Company reached a settlement with the Internal Revenue Service ("IRS") which had asserted claims against one of the Company's subsidiaries for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. The claims related primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. The September 1997 settlement with the IRS resulted in a payment by the Company of approximately $52,000 in additional tax plus interest of approximately $18,000. The Company had accrued sufficiently for this expense at December 31, 1996 and, therefore, the payment will have no impact on current period earnings.

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

Note 8:  Long-Term Debt

In September 1996, the Company amended its credit facility which increased the existing balance of the term loan from $123,898 to $5.0 million upon conversion of approximately $4.9 million of the amounts outstanding under the revolving loan to the term loan. In May 1997, the Company further amended its credit facility to increase the borrowing base from $20 million to $25 million.

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

The borrowings available under the Company's credit facilities at September 30, 1997 approximated $3.5 million.

Note 9:  Equity Subject to Redemption

The Company is obligated to repurchase certain of its Series A and Series B preferred stock owned by certain employees upon the occurrence of certain events which would result in the employee no longer being employed by the Company. Additionally, the shares of Common Stock issued pursuant to the purchase of Pelican are subject to a put option whereby any time between November 30, 1998 and November 30, 2000 the Company may be required to purchase all or part of such shares at a price of $7.00 per share. The shares issued for the purchase of Pelican are subject to certain rights of offset pursuant to terms of the purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of operations and financial condition of the Company should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Special Note:
Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward- Looking Statements" and "Cautionary Statements".

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Revenues for the three months ended September 30, 1997 increased 51.6% to $48.8 million from the three months ended September 30, 1996. The Company's acquisitions during the period accounted for $13.8 million of the increase in revenues. Sales of bearings and power transmission equipment for the quarter ended September 30, 1997 increased 3.3%, or $430,000 over the comparable period in 1996, accounting for $1.3% of the revenue increase. Sales of valve and valve automation equipment declined by $128,000 over the comparable period in 1996 due primarily to increased competition. During the three months ended September 30, 1997, sales of pumps and pump products increased 15.0%, or $2.5 million, over the comparable period in 1996, accounting for 7.8% of the revenue increase.

Gross margins decreased .5% for the third quarter of 1997 as compared to the third quarter of 1996, from 26.1% of sales to 25.6%. The decrease in gross margin is attributable to lower margins associated with the two acquisitions in May 1997. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and strong market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurance that the Company will be successful in this regard.

Selling, general and administrative expense were consistent as a percentage of revenues for the third quarter of 1997 as compared to the third quarter of 1996.

Operating income for the three month period ended September 30, 1997 decreased as a percentage of revenues from 3.0% to 2.4%, due to the various factors discussed above and absorption of the acquisition of Pelican and Strategic.

Interest expense during the third quarter of 1997 increased by $245,000 to $793,000 compared to the third quarter of 1996. Long-term debt at September 30, 1997 increased by $14.0 million as a result of the financing of two acquisitions during the second quarter of 1997, resulting in greater interest costs. Excluding the increased debt incurred in connection with these acquisitions, long-term debt levels were substantially unchanged. Average interest rates were slightly lower during the three months ended September 30, 1997 as compared to 1996.

The Company's provision for income taxes for the three months ended September 30, 1997 decreased by $48,000 compared to the same period of 1996, as a result of a decrease in pre-tax income.

Net income for the three month period ended September 30, 1997 decreased $48,000, or 14.3%, from the three month period ended September 30, 1996, due primarily to the factors discussed above.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Revenues for the nine months ended September 30, 1997 increased 24.2% to $118.3 million from the nine months ended September 30, 1996. The Company's acquisitions during the period
accounted for $18.5 million or 19.4% of this increase in revenues.   Sales of
bearings and power transmission equipment for the nine months ended September 30, 1997 increased 5.0%, or $1.9 million over the comparable period in 1996 accounting for 2.0% of the overall revenue increase. Sales of valve and valve automation equipment declined by $1.6 million over the comparable period in 1996 due primarily to increased competition. During the nine months ended September 30, 1997, sales of pumps and pump products increased 8.6%, or $4.3 million over the comparable period in 1996, accounting for 4.5% of the overall revenue increase.

Gross margin increased $6.9 million, or 28.1% in the first nine months of 1997 as compared to the same period in 1996, from 25.9% of sales to 26.7%. The increase in gross margin is attributable to the Company's avoidance of low-margin sales, the ability to pass on manufacturer price increases and reductions in cost-of-sales overhead expenses. Gross margins for the first nine months of 1997 as compared to the same period in 1996 were affected by lower average margins associated with the acquisition of Pelican and Strategic.

Selling, general and administrative expenses as a percentage of revenues remained consistent at 23.3% in the first nine months of 1997 compared to the same period in 1996. However, both nine month periods experienced substantial expenditures unique to each period. For the nine month period ended September 30, 1996, the Company recognized $618,000 in compensation expense as a result of amending its stock option agreements from being book value to market value
options.   For the nine month period ended September 30, 1997, selling, general, and administrative costs were increased by administrative costs related to the Company's expansion of its administrative personnel in an effort to provide expanded services to its customers.

Operating income for the nine month period ended September 30, 1997 increased 63.0% from the corresponding period in 1996, from $2.4 million to $3.9 million. As a percentage of revenues, operating income increased from 2.5% of sales to 3.3%, due to the various factors discussed above.

Interest expense for the first nine months of 1997 increased by $404,000, or 26.0%, from the first nine months of 1996 as a result of increased debt levels associated with the Company's acquisitions during 1997, and due to greater investments in working capital components during the period. Average interest rates were slightly lower during the nine months ended September 30, 1997 as compared to 1996.

The Company's provision for income taxes for the nine months ended September 30, 1997 increased by $463,000 compared to the same period of 1996 as a result of an increase of approximately $1.5 million in pre-tax income. Results attributable to the Company's acquisitions during the first nine months of 1997 reduced pre-tax income by approximately $796,000, resulting in a decrease in taxes of approximately $271,000.

Net income for the nine month period ended September 30, 1997 increased $990,000, or 111%, from the nine month period ended September 30, 1996. Increased net income for the first nine months of 1997 as compared to the same period in 1996 can be primarily attributed to an increase in gross margins. These increases in gross profits were slightly offset by increased administrative costs associated with the Company's expansion of its corporate administrative expenses, expenses associated with its expansion program, and higher interest costs and losses associated with the absorption of two acquisitions made in June 1997.


LIQUIDITY AND CAPITAL RESOURCES

Under the Company's credit facilities, all available cash generally is applied to reduce outstanding borrowings, with operations funded through borrowings under the credit facilities. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its lines of credit for working capital. The Company had $3.5 million available for borrowings under its working capital line of credit at September 30, 1997. Working capital at September 30, 1997 and December 31, 1996 was $37 million and $26 million, respectively. During the first nine months of 1997 and the year ended December

31, 1996, the Company collected its trade receivables in approximately 55 and 48 days, respectively, and turned its inventory approximately five times on an annualized basis.

The Company currently has $40.0 million in secured lines of credit with an institutional lender. The lines of credit provided for interest rates ranging from LIBOR plus 2.25% to prime plus .5% (9.0% at September 30, 1997). The lines of credit are secured by receivables, inventory and machinery and equipment and mature in January 1999. The facilities contain customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as aggregate indebtedness to tangible net worth less than five to one and current assets to current liabilities greater than two to one. The Company currently expects to renew the lines of credit at their maturity.

The Company utilized cash from operating activities of $2.1 million in the first nine months of 1997 as compared to generating cash from operating activities of $2.1 million during the first nine months of 1996, due primarily to a greater investment in the net working capital components for the first nine months of 1997 as compared to the first nine months of 1996. Investment in working capital components such as inventory and receivables resulting in a use of cash from operating activities does not result in a violation of any of the loan covenants. The cash flow covenant is computed by increasing earnings for depreciation and amortization and subtracting acquisition of fixed assets, principal payments and dividends.

The Company had capital expenditures of approximately $648,000 for the first nine months of 1997 as compared to $971,000 during the same period of 1996. Capital expenditures in the first nine months of 1997 were predominantly for the expansion of a facility in Laporte, Texas ($144,000), and for computers and related equipment($131,000). Capital expenditures for 1996 were primarily for office and shop equipment and computer automation.

In the second quarter of 1997, the Company acquired the common stock of Pelican, with the cash portion of the purchase price totaling approximately $1.1 million. Also in the second quarter of 1997, the Company acquired certain assets of Strategic for cash of approximately $4.1 million.

In September 1997 the Company reached a settlement with the Internal Revenue Service ("IRS") which had asserted claims against one of the Company's subsidiaries for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. The claims related primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. The September 1997 settlement with the IRS resulted in a payment by the Company of approximately $52,000 in additional tax plus interest of approximately $18,000. The Company had accrued sufficiently for this expense at December 31, 1996 and, therefore, the payment will have no impact on current period earnings.

The Company's software will be Year 2000 compliant by the end of the first quarter of 1998. These compliance issues and associated costs are being handled through new releases of current software. Such costs are part of normal software upgrades and normal operating costs. The Company expects that any costs related to ensuring Year 2000 compliance will not be material to the financial condition or results of operations of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

         Not Applicable

                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 1997 the Company reached a settlement with the Internal Revenue Service ("IRS") which had asserted claims against one of the Company's subsidiaries for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. The claims related primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. The September 1997 settlement with the IRS resulted in a payment by the Company of approximately $52,000 in additional tax plus interest of approximately $18,000. The Company had accrued sufficiently for this expense at December 31, 1996 and, therefore, the payment will have no impact on current period earnings.

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements

See "Special Note Regarding Forward-Looking Statements".

Substantial Competition

The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than the Company. Although many of the Company's traditional distribution competitors are small enterprises selling to customers in a limited geographic area, the Company also competes with larger distributors that provide integrated supply programs such as those offered through the iPower Consortium and outsourcing services similar to those that are being offered by American MRO, Inc. ("AMRO"), a wholly owned subsidiary of the Company. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than the Company. The Company's competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.


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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10.1*    Employment Agreement dated dated effective as of July
                          1, 1996, by and between Sepco Industries, Inc. and
                          Gary A. Allcorn, as amended.
                 10.2*    Employment Agreement dated effective as of July 1,
                          1996, by and between Sepco Industries, Inc.  and
                          Jerry J. Jones, as amended.
                 11.1*    Statement re:  Computation of Per Share Earnings
                 27.1*    Financial Data Schedule

________________

 * Filed herewith.


         (b) Reports on Form 8-K

                 Current Report on Form 8-K dated June 2, 1997, as amended by Amendment No. 1 to Current Report on Form 8-K on Form 8-K/A and Amendment No. 2 to Current Report on Form 8-K on Form 8-K/A, reporting the acquisition by the Company of Strategic Supply, Inc., the audited historical financial statements of Strategic Supply, Inc. and the pro forma financial statements of the Company including Strategic Supply, Inc.


 .

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        DXP Enterprises, Inc.



Date: November 14, 1997                 By: /s/ GARY A. ALLCORN
                                           -----------------------------------
                                                Gary A. Allcorn
                                                Senior Vice President/Finance
                                                (Duly authorized officer and
                                                principal  financial  officer)

                                 EXHIBIT INDEX



         Exhibit
           No.                          Description
           --                           -----------

         10.1*   Employment Agreement dated effective as of July 1, 1996, by and between Sepco Industries, Inc. and Gary A. Allcorn, as amended.
         10.2*   Employment Agreement dated effective as of July 1, 1996, by and between Sepco Industries, Inc. and Jerry J. Jones, as
                 amended.
         11.1*   Statement re:  Computation of Per Share Earnings
         27.1*   Financial Data Schedule
         ____________________

         * Filed herewith.