Form 10-Q/A
period 1997-06-30
DXP ENTERPRISES INC
filed 1997-11-17
CIK 1020710

                               AMENDMENT NO. 1
                                      TO
                                  FORM 10-Q
                                      ON
                                 FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



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

Common Stock: 7,848,088

The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the period ended June 30, 1997 (Commission File No. 0-21513) as set forth below:

        1. Item 6. "Exhibits and Reports on Form 8-K" is hereby amended to provide for the addition of Exhibits 10.1 through 10.19 as set forth herein:


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

                 10.1* Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated June 2, 1997, by and among Sepco Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and Fleet Capital Corporation.
                 10.2* Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc.
                 10.3* Continuing Guaranty Agreement dated June 16, 1997, by Pelican State Supply Company, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital Corporation.
                 10.4* Continuing Guaranty Agreement dated June 16, 1997, by DXP Enterprises, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc. to Fleet Capital Corporation.
                 10.5* Continuing Guaranty Agreement dated June 16, 1997, by Sepco Industries, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital Corporation.
                 10.6* Continuing Guaranty Agreement dated June 16, 1997, by American MRO, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc. to Fleet Capital Corporation.
                 10.7* Continuing Guaranty Agreement dated June 16, 1997, by Bayou Pumps, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital Corporation.
                 10.8* Continuing Guaranty Agreement dated June 16, 1997, by DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc., guarantying the indebtedness of Sepco
                        Industries, Inc. to Fleet Capital Corporation.
                 10.9* Continuing Guaranty Agreement dated June 16, 1997, by DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc., guarantying the indebtedness of American MRO, Inc. to Fleet Capital Corporation.
                10.10* Continuing Guaranty Agreement dated June 16, 1997, by DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc., guarantying the indebtedness of Bayou Pumps, Inc. to Fleet Capital Corporation.
                10.11* Continuing Guaranty Agreement dated June 16, 1997, by DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc., guarantying the indebtedness of Pelican State Supply Company, Inc. to Fleet Capital Corporation.

                 10.12*   Loan and Security Agreement dated May 29, 1997, by
                          and between Fleet Capital Corporation and Pelican
                          State Supply Company, Inc.
                 10.13*   Continuing Guaranty Agreement dated May 29, 1997, by
                          DXP Enterprises, Inc., guarantying the indebtedness
                          of Pelican State Company, Inc. to Fleet Capital
                          Corporation.
                 10.14*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Sepco Industries, Inc., guarantying the indebtedness
                          of Pelican Industries, Inc., guarantying the
                          indebtedness of Pelican State Supply Company, Inc. to
                          Fleet Capital Corporation.
                 10.15*   Continuing Guaranty Agreement dated May 29, 1997, by
                          American MRO, Inc., guarantying the indebtedness of
                          Pelican State Company, Inc. to Fleet Capital
                          Corporation.
                 10.16*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Bayou Pumps, Inc., guarantying the indebtedness of
                          Pelican State Supply Company, Inc. to Fleet Capital
                          Corporation.
                 10.17*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Pelican State Supply Company, Inc., guarantying the
                          indebtedness of Sepco Industries, Inc. to Fleet
                          Capital Corporation.
                 10.18*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Pelican State Supply Company, Inc., guarantying the
                          indebtedness of American MRO, Inc. to Fleet Capital
                          Corporation.
                 10.19*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Pelican State Supply Company, Inc., guarantying the
                          indebtedness of Bayou Pumps, Inc. to Fleet Capital
                          Corporation.
                  11.1+   Statement re: Computation of Per Share Earnings
                  27.1+   Financial Data Schedule
        ----------------------
        *Filed herewith
        +Previously filed

        (b)       Reports on Form 8-K

                  Current Report on Form 8-K dated June 2, 1997, as amended by Amendment No. 1 to Current Report on Form 8-K on Form 8-K/A reporting the acquisition by the Company of Strategic Supply, Inc., the audited historical financial statements of Strategic Supply, Inc. and the pro forma financial statements of the Company including Strategic Supply, Inc.

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

               EXHIBIT
               NUMBER                 DESCRIPTION
               -------                -----------
                 2.1     Asset Purchase Agreement dated May 27, 1997, among
                         Strategic Supply, Inc., Coulson Technologies, Inc.,
                         Strategic Distribution, Inc., DXP Acquisition, Inc.
                         (d/b/a Strategic Acquisition, Inc.) and DXP
                         Enterprises, Inc. (Incorporated by reference to
                         Exhibit 2.1 to the Company's Current Report on Form
                         8-K dated June 2, 1997, filed with the Commission on
                         June 17, 1997.)
                  3.1    Restated Articles of Incorporation, as amended, of the
                         Company (Incorporated by reference to Exhibit 3.1 to
                         the Company's Quarterly Report on Form 10-Q for the
                         period ended March 31, 1997, filed with the Commission
                         on May 15, 1997.)
                  4.1    Form of Common Stock Certificate (Incorporated by
                         reference to Exhibit 4.1 to the Company's Quarterly
                         Report on Form 10-Q for the period ended March 31,
                         1997, filed with the Commission on May 15, 1997.)
                  4.2    See Exhibit 3.1 for provisions of the Company's
                         Restated Articles of Incorporation, as amended,
                         defining the rights of the holders of Common Stock.
                 10.1*  Fifth Amendment to Second Amended and Restated Loan
                        and Security Agreement dated June 2, 1997, by and
                        among Sepco Industries, Inc., Bayou Pumps, Inc.,
                        American MRO, Inc. and Fleet Capital Corporation.
                 10.2*  Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and DXP Acquisition,
                        Inc. d/b/a Strategic Acquisition, Inc.
                 10.3*  Continuing Guaranty Agreement dated June 16, 1997, by
                        Pelican State Supply Company, Inc., guarantying the
                        indebtedness of DXP Acquisition, Inc. d/b/a Strategic
                        Acquisition, Inc. to Fleet Capital Corporation.
                 10.4*  Continuing Guaranty Agreement dated June 16, 1997, by
                        DXP Enterprises, Inc., guarantying the indebtedness of
                        DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc. to Fleet Capital Corporation.
                 10.5*  Continuing Guaranty Agreement dated June 16, 1997, by
                        Sepco Industries, Inc., guarantying the indebtedness
                        of DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc. to Fleet Capital Corporation.
                 10.6*  Continuing Guaranty Agreement dated June 16, 1997, by
                        American MRO, Inc., guarantying the indebtedness of
                        DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc. to Fleet Capital Corporation.
                 10.7*  Continuing Guaranty Agreement dated June 16, 1997, by
                        Bayou Pumps, Inc., guarantying the indebtedness of DXP
                        Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                        Fleet Capital Corporation.
                 10.8*  Continuing Guaranty Agreement dated June 16, 1997, by
                        DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc., guarantying the indebtedness of Sepco
                        Industries, Inc. to Fleet Capital Corporation.
                10.9*   Continuing Guaranty Agreement dated June 16, 1997, by
                        DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc., guarantying the indebtedness of American MRO,
                        Inc. to Fleet Capital Corporation.
                10.10*  Continuing Guaranty Agreement dated June 16, 1997, by
                        DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc., guarantying the indebtedness of Bayou Pumps,
                        Inc. to Fleet Capital Corporation.
                10.11*  Continuing Guaranty Agreement dated June 16, 1997, by
                        DXP Acquisition, Inc. d/b/a Strategic Acquisition,
                        Inc., guarantying the indebtedness of Pelican State
                        Supply Company, Inc. to Fleet Capital Corporation.

                 10.12*   Loan and Security Agreement dated May 29, 1997, by
                          and between Fleet Capital Corporation and Pelican
                          State Supply Company, Inc.
                 10.13*   Continuing Guaranty Agreement dated May 29, 1997, by
                          DXP Enterprises, Inc., guarantying the indebtedness
                          of Pelican State Company, Inc. to Fleet Capital
                          Corporation.
                 10.14*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Sepco Industries, Inc., guarantying the indebtedness
                          of Pelican Industries, Inc., guarantying the
                          indebtedness of Pelican State Supply Company, Inc. to
                          Fleet Capital Corporation.
                 10.15*   Continuing Guaranty Agreement dated May 29, 1997, by
                          American MRO, Inc., guarantying the indebtedness of
                          Pelican State Company, Inc. to Fleet Capital
                          Corporation.
                 10.16*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Bayou Pumps, Inc., guarantying the indebtedness of
                          Pelican State Supply Company, Inc. to Fleet Capital
                          Corporation.
                 10.17*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Pelican State Supply Company, Inc., guarantying the
                          indebtedness of Sepco Industries, Inc. to Fleet
                          Capital Corporation.
                 10.18*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Pelican State Supply Company, Inc., guarantying the
                          indebtedness of American MRO, Inc. to Fleet Capital
                          Corporation.
                 10.19*   Continuing Guaranty Agreement dated May 29, 1997, by
                          Pelican State Supply Company, Inc., guarantying the
                          indebtedness of Bayou Pumps, Inc. to Fleet Capital
                          Corporation.
                  11.1+   Statement re: Computation of Per Share Earnings
                  27.1+   Financial Data Schedule
        ----------------------
        *Filed herewith
        +Previously filed