Form 10-Q/A
period 1997-09-30
DXP ENTERPRISES INC
filed 1997-11-24
CIK 1020710

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

Common Stock: 8,168,551

     The Registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the period ended September 30, 1997 (Commission File No. 0-21513) as set forth below.

     1. Part 1, Item 1, "Financial Statements" is hereby amended as set forth herein:

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

                    DXP ENTERPRISES, INC.  AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                                               Nine Months Ended September 30,
                                                                                   1997                1996
                                                                               ------------        ------------
          OPERATING ACTIVITIES
          Net cash provided by operating activities                              ($2,081)             $ 2,118

          INVESTING ACTIVITIES
          Proceeds from sale of property and equipment                               113                    7
          Purchase of Austin Bearing net assets                                       --                 (550)
          Purchase of Strategic Supply net assets                                 (4,118)                  --
          Purchase of Pelican State Supply common stock                           (1,070)                  --
          Purchase of property and equipment                                        (648)                (971)
                                                                               -------------------------------
          Net cash used in investing activities                                   (5,723)              (1,514)

          FINANCING ACTIVITIES
          Proceeds from debt                                                     133,488               93,856
          Principal payments on revolving line of credit, long-term
            and subordinated debt, and notes payable to bank                    (125,314)             (95,884)
          Issuance of common stock                                                    --                    1
          Acquisition of common stock                                               (581)                  --
          Dividends paid                                                            (109)                 (68)
                                                                               -------------------------------
          Net cash used in financing activities                                    7,484               (2,095)
                                                                               -------------------------------
          INCREASE(DECREASE) IN CASH                                                (320)              (1,491)
          CASH AT BEGINNING OF PERIOD                                                876                1,492
                                                                               -------------------------------
          CASH AT END OF PERIOD                                                  $   556              $     1
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


                                        DXP Enterprises, Inc.



Date: November 21, 1997                 By: /s/ GARY A. ALLCORN
                                           -----------------------------------
                                                Gary A. Allcorn
                                                Senior Vice President/Finance
                                                (Duly authorized officer and
                                                principal  financial  officer)