Form 10-K405
period 1997-12-31
DXP ENTERPRISES INC
filed 1998-02-26
CIK 1020710

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-21513

                             DXP ENTERPRISES, INC.

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

                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock (Common Stock, Series A Preferred Stock and Series B Preferred Stock) held by non-affiliates of
registrant as of February 23, 1998                                    $6,177,500

     Number of shares of registrant's Common Stock outstanding as of February
23, 1998                                                               8,336,284

================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION

                                    ITEM                              PAGE
                                    ----                              ----
PART I..............................................................    1
    1.  BUSINESS....................................................    1
    2.  PROPERTIES..................................................    9
    3.  LEGAL PROCEEDINGS...........................................   10
    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10
PART II.............................................................   11
    5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED          11
          STOCKHOLDER MATTERS.......................................
    6.  SELECTED FINANCIAL DATA.....................................   12
    7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    13
          AND RESULTS OF OPERATIONS.................................
   7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                       19
          ABOUT MARKET RISK.........................................
    8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   20
    9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    37
          AND FINANCIAL DISCLOSURE..................................
PART III............................................................   38
   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   38
   11.  EXECUTIVE COMPENSATION......................................   40
   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND            43
          MANAGEMENT................................................
   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   44
PART IV.............................................................   46
   14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM   46
          8-K.......................................................

                                     PART I

     This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. DXP Enterprises, Inc.'s actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", "Business -- Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, as the successor to SEPCO Industries, Inc. ("SEPCO"), together with the Company's subsidiaries.

ITEM 1. BUSINESS

GENERAL

     DXP is a leading supplier of maintenance, repair and operating ("MRO") products, equipment and services to industrial customers. The Company provides a wide range of MRO products in the following categories: fluid handling equipment, bearings and power transmission equipment and general mill and safety supplies. The Company also offers a line of valve and valve automation products within the pipe, valve and fittings category and is seeking to expand its presence in this area. The Company offers its customers a single source of supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides value-added services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers this wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts.

     Since current management acquired control of the Company in 1986, the Company has grown substantially through 11 acquisitions. This growth has been designed to position and differentiate the Company as a single source, first-tier distributor of the major product categories in the United States industrial market. The Company currently provides a wide range of products in three of the major product categories and is in the process of acquiring the electrical product distribution assets and operations of Bob Green Electric ("BGE") and Tri-Electric Supply Company ("Tri-Electric") (the "Proposed Acquisitions"). Upon the completion of the Proposed Acquisitions and with additional expansion in the pipe, valve and fittings category, the Company will be able to provide as a first-tier distributor products in the five major industrial MRO product categories. The Company also intends to further expand its product offering in the pipe, valve and fitting category.

INDUSTRY OVERVIEW

     The Company estimates that annual sales in the United States of MRO products for industrial customers currently exceeds $200 billion, of which the Company estimates over $150 billion are in the five major product categories of
(i) bearings and power transmission equipment, (ii) general mill and safety supplies, (iii) electrical products, (iv) fluid handling equipment and (v) pipe, valves and fittings. The Company's MRO products include a wide range of products in the fluid handling equipment, bearings and power transmission equipment and general mill and safety supplies categories. The Company also offers a line of valve and valve automation products within the pipe, valve and fittings category and is seeking to expand its presence in this area. Upon completion of the Proposed Acquisitions and with additional expansion in the pipe, valve and fittings category, the Company will be able to provide as a first-tier distributor products in the five major MRO product categories. Based on 1996 sales as reported by industry sources, the Company was the 40th largest distributor of MRO products in the United States. On a combined basis after giving effect to the Company's 1997 acquisitions of Strategic Supply, Inc. ("SSI") and Pelican State Supply Company, Inc. ("Pelican"), the Company would have been the 30th largest distributor of MRO products in the United States.

     While the growth in the industrial distribution market is generally related to the expansion of the United States economy, revenues attributable to the outsourcing of MRO supply procurement, inventory control and warehouse management, known as "integrated supply", are expected to grow at an annualized rate of 40% from $1.8 billion in 1995 to $10 billion in 2000. The industrial distribution market is highly fragmented, with the 50 largest distributors accounting for less than 15% of the total United States market during 1996. As a result, most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at branch distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and warehouse those products at its industrial site until the products are used.

     The Company believes that the current distribution system for industrial products in the United States creates inefficiencies at both the customer and the distributor level through excess inventory requirements and duplicative cost structures. To compete more effectively, the Company's customers and other users of MRO products are seeking ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

     Industry Consolidation. Industrial customers have reduced the number of supplier relationships they maintain to lower total purchasing costs, improve inventory management, assure consistently high levels of customer service and enhance purchasing power. This focus on fewer suppliers has led to consolidation within the fragmented industrial distribution industry.

     Customized Value-Added Service. As industrial customers focus on their core manufacturing or other production competencies, they increasingly are demanding customized distribution services, ranging from value-added traditional distribution to integrated supply.

     Single Source, First-Tier Distribution. As industrial customers continue to address cost containment, there is a trend toward reducing the number of suppliers and eliminating multiple tiers of distribution. Therefore, to lower overall costs to the MRO customer some MRO distributors are expanding their product coverage to eliminate second-tier distributors and the difficulties associated with alliances.

     Industrial distributors typically provide professional sales expertise, engineering expertise, inventory availability, fabrication and assembly and in-house and field service. The Company believes that the acquisition of other businesses should not materially affect its ability to continue to provide these services to its customers and the customers of the acquired distributors. In fact, the Company believes that as a larger and more diverse organization it should be able to maintain the same or higher level of service to its customers and the customers of any acquired distributors. The Company also believes that the level of service provided to the customers of the acquired business may be enhanced as a result of the availability of a broader range of products, the elimination of duplicative overhead and DXP's SmartSource and American MRO integrated supply programs.

BUSINESS STRATEGY

     The Company's strategy is focused on addressing current trends in the industrial distribution market through a combination of acquisitions and internal growth. The Company seeks acquisitions that will provide the Company access to additional products lines and customers to enhance its position as a single source industrial distributor with first-tier distribution capabilities. Key elements of the Company's internal growth strategy include leveraging existing customer relationships, expanding product offerings from existing locations, reducing costs through consolidated purchasing programs and combined product distribution centers, designing and implementing innovative solutions to address the procurement and supply needs of the Company's customers and using the Company's traditional distribution and integrated supply capabilities to increase sales in each area.

     The Company's key strategies are:

     Industry Consolidator; Focused Acquisition Strategy. The Company is an active consolidator in the industrial distribution industry. The Company believes that significant acquisition opportunities exist in this industry due in large part to the fragmented nature of the industry and customer desire to reduce costs and improve efficiencies through vendor reduction. The Company's acquisition strategy is focused on enhancing the Company's position as a single source industrial distributor with first-tier distribution capabilities for a broad range of MRO products and improving the Company's ability to deliver value-added traditional distribution and flexible integrated supply solutions. Although the Company will be able to provide as a first-tier distributor a substantial portion of products in four of the five major MRO product categories following the Proposed Acquisitions, the Company plans to continue to seek acquisitions that will broaden its product coverage within each of the five major MRO product categories. The Company also believes that substantial opportunities exist to expand the Company's customer base and to penetrate geographic markets not currently served by the Company through selective acquisitions. Acquisitions also provide the opportunity for the Company to increase its operating margins by reducing administrative overhead, consolidating distribution locations and personnel and reducing costs for products through volume purchases and similar arrangements. The Company further believes that as acquisitions are assimilated, additional opportunities should arise to increase sales to the customers of the acquired companies by providing products to these customers that were not previously offered by the acquired company.

     First-Tier Distributor of Extensive Line of MRO Products. The Company has direct relationships with a substantial number of original equipment manufacturers and does not rely on other distributors to supply bearings and power transmission equipment, general mill and safety supplies and fluid handling equipment. Upon completion of the Proposed Acquisitions, the Company also will be a first-tier distributor of electrical products. While many of the Company's competitors offer traditional distribution of a more limited product range, the Company is not aware of any major competitor, other than direct-mail distributors, that offers on a non-direct mail basis as many product categories as the Company will offer following the Proposed Acquisitions. As a first-tier distributor of an extensive line of MRO products, the Company is able to reduce substantially the markups paid by the customer to second-tier distributors and significantly reduce the number of supplier relationships needed by the customer, without the difficulties associated with alliances.

     Value-Added Services. The Company's distribution strategy is focused on building and maintaining long-term relationships by understanding the customers' operations and providing value-added services such as product application, engineering and system design. Because the Company has extensive experience as a traditional distributor, the Company has built strong knowledge of its customers' operations and can provide valuable assistance in identifying the products that will best meet their needs. DXP's role extends beyond procurement services due to the Company's ability to deliver personal, after-the-sale service.

     Customized Distribution Solutions; Integrated Supply. The Company believes that the most desirable approach to industrial distribution is to provide the customer with a complete continuum of supply options, ranging from traditional distribution to integrated supply. Through the Company's SmartSource program, the customer is able to select only those products and services needed. For those customers purchasing a number of products in large quantities, the Company offers its American MRO program, a "fully integrated supply" program that permits the customer to outsource all or most of their procurement needs to the Company.

     Cost Efficiencies. As the Company expands into new geographic regions and further penetrates existing markets, the Company intends to consolidate many functions such as accounting, management information systems and certain purchasing arrangements to eliminate duplicative costs that otherwise would be incurred at the operating level. The Company seeks higher volume purchasing in order to reduce product costs. The Company may also continue to consolidate facilities or branches to optimize efficiencies.

RECENT ACQUISITIONS

     During 1997, the Company completed two strategic acquisitions with combined 1996 revenues of $64.8 million directed at expanding its product lines and increasing its geographic presence. Through the Company's acquisition of the assets of SSI, the Company added general mill and safety supply to its product offerings and expanded its geographic presence to seven additional states and 24 additional cities throughout the United States. The acquisition of SSI also enhanced the Company's integrated supply capabilities through SSI's existing integrated supply contracts and SmartSource program. The Company's May 1997 acquisition of

Pelican expanded the Company's general mill and safety supply product lines and added an additional integrated supply contract with a major refinery in Baton Rouge, Louisiana.

PRODUCTS AND SERVICES

     The Company currently serves as a first-tier distributor of more than 170,000 stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by the Company include mining, construction, chemical, municipal, food and beverage and pulp and paper. The Company's MRO products include a wide range of products in the bearings and power transmission equipment, general mill and safety supplies and fluid handling equipment categories. The Company also offers a line of valve and valve automation products within the pipe, valve and fittings category and is seeking to expand its presence in this area. Upon completion of the Proposed Acquisition and with additional expansion in the pipe, valve and fittings category, the Company will be able to provide as a first-tier distributor a substantial portion of products in the five major MRO product categories. The Company's products are distributed from 53 distribution centers strategically located throughout the United States and sold through a sales force of approximately 240 sales representatives who generally are compensated on a commission basis.

  Bearings and Power Transmission Equipment

     The Company provides a full line of bearings, hoses, seals and power transmission products. The Company's bearing products include several types of mounted and unmounted bearings for a variety of applications. Hose products distributed by the Company include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon(R) hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. The Company distributes seal products for downhole, wellhead, valve and completion equipment to oilfield service companies. Power transmission products distributed by the Company include speed reducers, flexible coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses. Sales of bearings, hoses, seals and power transmission equipment accounted for 35% and 39% of the Company's revenues for years ended December 31, 1995 and 1996, respectively. Such sales accounted for 31% of the Company's revenues for the year ended December 31, 1997, and 27% of such revenues for such year on a pro forma basis after giving effect to the SSI and Pelican acquisitions.

  General Mill and Safety Supplies

     The Company, as a result of the acquisitions of SSI and Pelican in May 1997, offers a broad range of general mill and safety supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools, welding equipment, eye and face protection products, first aid products, protection products, hazardous material handling products, instrumentation and respiratory protection products. Sales of general mill supply and safety products accounted for approximately 29% of the Company's revenue on a pro forma basis for the year ended December 31, 1997.

  Fluid Handling Equipment

     The Company's fluid handling equipment line includes a full line of (i) centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production, (ii) rotary gear pumps for low-to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids, (iii) plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service and (iv) air-operated diaphragm pumps. The Company also provides various pump accessories. Sales of pumps and pump accessories accounted for 55% and 53% of the Company's revenues for the years ended December 31, 1995 and 1996, respectively. Such sales accounted for 44% of the Company's revenues for the year ended December 31, 1997, and 39% of such revenues for such year on a pro forma basis after giving effect to the SSI and Pelican acquisitions.

  Pipe, Valve and Fittings

     The Company's valve and valve automation products within this category include a full line of pneumatic, hydraulic and electric actuators for critical or high-pressure service applications or remote valve operation applications, such as refinery, offshore and pipeline applications, as well as for applications involving large-diameter pipe. The Company also provides a full line of manual worm gear and bevel gear actuators for low-pressure applications not requiring remote operation, including tank farms, water lines and municipal water systems. Sales of valves and valve automation products accounted for 9%, and 8% of the Company's revenues for the years ended December 31, 1995 and 1996, respectively. Such sales accounted for 6% of the Company's revenues for the year ended December 31, 1997, and 5% of such revenues for such year on a pro forma basis after giving effect to the SSI and Pelican acquisitions.

CUSTOMIZED DISTRIBUTION SERVICES

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

  Integrated Supply

     The Company actively markets to its customers through the Company's SmartSource program, a method whereby the customer may choose from a menu of options the aspects of integrated supply that it prefers. Additionally, through its American MRO program, the Company offers a comprehensive outsourcing program designed to provide all aspects of the maintenance, repair and operating supply procurement and the inventory management and distribution functions for its customers at the customer's location. These two programs allow the customer to tailor a program to meet its specific needs.

CUSTOMERS

     The Company provides its products and services to over 25,000 customers in various industries, principally general manufacturing, oil and gas, petrochemical, service and repair and wood products. Other industries include mining, construction, chemical, municipal, food and beverage and pulp and paper. No one customer represented more than 5% of the Company's sales for the year ended December 31, 1997.

SALES AND MARKETING

     The Company markets its products through its sales force, consisting of approximately 116 outside sales representatives and 125 direct sales representatives. The Company has structured compensation to provide incentives to its sales representatives to increase sales through the use of commissions. The Company's outside sales representatives focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. The direct sales representatives support the outside sales representatives and are responsible for entering product orders and providing technical support with respect to the Company's products. Because the Company offers a broad range of products, the Company's outside and direct sales representatives are able to use their existing customer relationships with respect to one product line to cross-sell the Company's other product lines. In addition, geographic locations in which certain products are sold also are being utilized to sell products not historically sold at such locations.

     Unlike many of its competitors, the Company markets its products primarily as a first-tier distributor, generally procuring products directly from the manufacturers, rather than from other distributors. As a first-tier distributor, the Company is able to reduce its customers' costs and improve efficiencies in the supply chain.

     The Company has increased its competitive advantage through its traditional and integrated supply programs, designed to address the customer's specific product and procurement needs. The Company offers its customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which the Company assumes the procurement and management functions, including ownership of inventory, at the customer's location. The Company's unique approach to integrated supply allows the Company to design a program that best fits the needs of the customer. For those customers purchasing a number of products in large quantities, the customer is able to outsource all or most of those needs to the Company. For customers with smaller supply needs, the Company is able to combine its traditional distribution capabilities with its broad product categories and advanced ordering systems to allow the customer to engage in one-stop shopping without the commitment required under an integrated supply contract.

     The Company also believes it has competitive advantages over other traditional distributors through its innovative and flexible sales and procurement programs, such as its SmartSource and American MRO programs. The Company offers these programs to medium and large customers that desire to outsource MRO procurement, inventory control and warehouse management to keep customers on a long-term basis and attract new customers not satisfied with traditional distribution.

SUPPLIERS

     The Company acquires its products through numerous original equipment manufacturers. The Company has distribution agreements with these manufacturers, some of which give the Company exclusive rights to distribute the manufacturers' products in a specific geographic area. All of the Company's distribution agreements are subject to cancellation by the manufacturer upon one year notice or less. No one manufacturer provides products that account for 10% or more of the Company's revenues. The Company believes that alternative sources of supply could be obtained in a timely manner if any distribution agreement were canceled. Accordingly, the Company does not believe that the loss of any one distribution agreement would have a material adverse effect on its business, financial condition or results of operations. Representative manufacturers of the Company's products include (i) Gould's, G&L, Viking, Wilden and Gaso (fluid handling products), (ii) SKF, Torrington/Fafnir, Timkin and NTN, Dodge/Reliance, Falk, Gates, Martin Sprocket, T. B. Woods, Emerson, Rexnord and Baldor Electric (bearing and power transmission products), (iii) Union Bullerfield, Gulf Coast Fasteners, Norton Gray Abrasives, Sastech, Inc., and LaCross Rainfair Safety Products (general mill and safety supply) and (iv) G.H. Bettis (valve and valve automation products). Representative manufacturers of the products offered by BGE and Tri-Electric include Seimens, Toshiba, Teco, Cutler-Hammer and Control Techniques International.

MANAGEMENT INFORMATION SYSTEM

     The Company uses technology to benefit customers and to improve the Company's productivity and efficiency. In addition to traditional functions of inventory control, order processing, purchasing, accounts receivable, accounts payable and general ledger, the Company's computer system has the flexibility to integrate with the customer's maintenance, accounting and management systems. The Company's system allows for real-time reporting of industrial products used by work order, department and individual, as well as on-line stock inquiry and order-status reports. The Company's system supports advanced functions, such as EDI, customized billing, end user reporting, facsimile transmission, bar coding and preventative maintenance. The Company's Smart Source and American MRO programs deliver DXP's technology to the integrated supply customer, thereby eliminating duplication and inefficiencies to lower the total acquisition cost of MRO products. This system links the Company's branches and corporate offices with manufacturers and customers into one network system.

     The Company operates a mainframe system that is supported by the industry standard open system environment. The Company has invested significant resources within the last 18 months to increase the capabilities and networking opportunities of this system. The Company's system supports a large number of customer specific databases which tie into the Company's primary database. This capability allows the

Company to provide its customers with a wide variety of reports that are customized to meet the specific needs of the customer.

COMPETITION

     The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, many of which may have greater financial and other resources than the Company. Many of the Company's competitors are small enterprises selling to customers in a limited geographic area. The Company also competes with larger distributors that provide integrated supply programs and outsourcing services similar to those offered by the Company through its SmartSource and American MRO programs, some of which may be able to supply their products in a more efficient and cost-effective manner than the Company. The Company also competes with direct mail distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of the Company's competitors offer traditional distribution of some of the product groupings offered by the Company, the Company is not aware of any major competitor that offers on a non-direct mail basis a product grouping as broad as that which will be offered by the Company following the Proposed Acquisitions. Further, while certain direct-mail distributors provide product offerings as broad as the Company, these competitors do not offer the product application, engineering and after-the-sale services provided by the Company.

BACKLOG

     Backlog is not material to the Company's business.

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

     Certain of the Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although the Company believes that is has adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could have a material adverse effect on the Company. The Company is not currently aware of any situation or condition that it believes is likely to have a material adverse effect on its results of operations or financial condition.

EMPLOYEES

     At December 31, 1997, the Company had 652 full-time employees. The Company believes that its relationship with its employees is good.

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

  Risks Associated With Acquisition Strategy

     Future results for the Company will depend in part on the success of the Company in implementing its acquisition strategy. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relationships. The ability of the Company to implement this strategy will be dependent on its ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. Although the Company is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. In addition, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company or other industrial supply distributors acquired in the future will achieve anticipated revenues and earnings. In addition, the Company's credit facilities contain certain restrictions that could adversely affect its ability to implement its acquisition strategy. Such restrictions include a provision prohibiting the Company from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lender. There can be no assurance that the Company will be able to obtain the lender's consent to any of its proposed acquisitions.

  Risks Related to Acquisition Financing

     The Company currently intends to finance acquisitions by using shares of its Common Stock, par value $.01 per share (the "Common Stock"), for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources, if available, to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash generally is applied to reduce outstanding borrowings. As of December 31, 1997, the Company had $4.9 million available under the Credit Facility, and there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on terms the Company deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

  Risks Related to Growth Strategy

     Future results for the Company also will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines. The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource and American MRO programs. The Company acquired SSI and Pelican in the second quarter of 1997 and plans to acquire other distributors with complementary or desirable product lines and customer bases. Although the Company intends to increase sales and product offerings to the customers of SSI and Pelican and other acquired companies, reduce costs through consolidating certain administrative and sales functions and integrate the acquired companies' management information systems with the Company's system, there can be no assurance that the Company will be successful in these efforts.

  Substantial Competition

     The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than the Company. Although many of the Company's traditional distribution competitors are small enterprises selling to customers in a limited geographic area, the Company also competes with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by the Company's SmartSource and American MRO programs. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than the Company. The Company's competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.

  Risks of Economic Trends

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

  Dependence on Key Personnel

     The Company will continue to be dependent to a significant extent upon the efforts and ability of David R. Little, its Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Little or any other executive officer of the Company could have a material adverse effect on the Company's financial condition and results of operations. The Company does not maintain key-man life insurance on the life of Mr. Little or on the lives of its other executive officers. In addition, the Company's ability to grow successfully will be dependent upon its ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely effect the Company's financial condition and results of operations.

  Dependence on Supplier Relationships

     The Company has distribution rights for certain product lines and depends on these distribution rights for a substantial portion of its business. Many of these distribution rights are pursuant to contracts that are subject to cancellation upon little or no prior notice. The termination or limitation by any key supplier of its relationship with the Company could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Suppliers".

  Risks Associated With Hazardous Materials

     Certain of the Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although the Company believes that it has adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

     The Company owns or leases 53 branch distribution facilities located in Alabama, Arizona, Arkansas, Colorado, Idaho, Louisiana, Montana, Nevada, New Mexico, North Dakota, Oklahoma, Texas, Utah and Wyoming. These facilities average from 2,500 square feet to 138,000 square feet in size. Those facilities that are not owned by the Company are leased for terms generally ranging from three to five years. The leases provide for periodic specified rental payments and certain leases are renewable at the option of the Company.

The Company believes that if the leases for any of its facilities were not renewed, other suitable facilities could be leased with no material adverse effect on its business, financial condition or results of operations. Certain of the facilities owned by the Company are pledged to secure indebtedness of the Company.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company currently is not a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock has traded on The Nasdaq National Market since July 2, 1997, under the symbol "DXPE." From December 27, 1996, through July 2, 1997, the Common Stock traded on the Over the Counter Bulletin Board of National Association of Securities Dealers, Inc. ("OTC Bulletin Board"). The following table sets forth on a per share basis the high and low sales prices for the Common Stock as reported on The Nasdaq National Market and the OTC Bulletin Board, as applicable, for the periods indicated.

                                                              HIGH      LOW
                                                              -----    -----
1996
  Fourth Quarter (Beginning December 27, 1996)..............  $7.50    $7.00
1997
  First Quarter.............................................   8.00     4.50
  Second Quarter............................................   6.75     5.25
  Third Quarter.............................................   7.00     6.00
  Fourth Quarter............................................   6.25     5.00
1998
  First Quarter (through February 20, 1998).................   6.50     5.00

     On February 20, 1998, the closing sales price of the Common Stock was $5.00 per share. On December 31, 1997, there were 139 holders of record of outstanding shares of Common Stock.

     The Company anticipates that future earnings will be retained to finance the continuing development of its business. In addition, the Company's loan agreement with its principal lender prohibits the Company from declaring or paying any dividends or other distributions on its capital stock except for limited dividends on its preferred stock. Accordingly, the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions.

     In August 1997, the Company issued 6,603 shares of Common Stock for an aggregate consideration of $9,250 to an employee pursuant to the exercise of a stock option granted under the Company's Long-Term Incentive Plan. The consideration for such shares was paid in accordance with the "cashless exercise" provisions of the stock option pursuant to which the Company withheld approximately 1,397 shares of Common Stock subject to the stock option to pay the exercise price. The Company considers such securities to have been offered and sold in a transaction not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act. The foregoing transaction did not involve underwriters.

ITEM 6. SELECTED FINANCIAL DATA

     The Company was formed in 1996 to effect a consolidation of SEPCO and Newman Communications Corporation (the "Reorganization") pursuant to which DXP became a public Company. Prior to the Reorganization, the Company had no operations and its only assets consisted of $1,000 cash. The Reorganization has been accounted for as a recapitalization of SEPCO. The selected historical consolidated financial data of SEPCO set forth below for each of the years in the three-year period ended December 31, 1995, have been derived from the audited consolidated financial statements of SEPCO. The selected historical consolidated financial data set forth below for each of the years in the two-year period ended December 31, 1997 have been derived from the audited consolidated financial statements of the Company, and assume that Reorganization had been effected on the first day of the period presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                       SEPCO                       DXP
                                           -----------------------------   -------------------
                                            1993       1994       1995       1996       1997
                                           -------   --------   --------   --------   --------
                                                (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Revenues.................................  $99,353   $102,592   $111,328   $125,208   $169,667
Gross profit(1)..........................   26,792     27,217     29,157     32,117     44,880
Operating income(1)......................    3,288      4,150      4,598      2,785      6,434
Income before provision for income taxes,
  minority interest and change in
  accounting principle...................    2,346      3,038      3,512      1,635      4,670
Minority interest in earnings (loss) of a
  subsidiary(2)..........................     (403)        --         --         --         --
Cumulative effect of change in accounting
  principle(3)...........................      882         --         --         --
Net income...............................    1,843      1,862      2,088        890      2,768
Preferred stock dividend.................       --         --        (23)      (119)      (103)
Net income attributable to common
  shareholders...........................    1,843      1,862      2,065        771      2,665
Basic earnings per common share..........  $  0.19   $   0.19   $   0.27   $   0.10   $   0.33
Common shares outstanding................    9,757      9,757      7,674      7,994      8,163
Dilutive earnings per share..............  $  0.18   $   0.17   $   0.23   $   0.09   $   0.24
Common and common equivalent shares
  outstanding(4)(5)......................   10,451     10,741      9,002      9,713     11,405

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                       SEPCO                       DXP
                                           -----------------------------   -------------------
                                            1993       1994       1995       1996       1997
                                           -------   --------   --------   --------   --------
                                                (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................  $18,402   $ 20,011   $ 23,967   $ 25,612   $ 36,262
Total assets.............................   38,686     38,163     43,254     45,042     67,636
Long-term debt obligations...............   20,766     18,461     21,275     22,300     33,674
Shareholders' equity(4)..................    6,453      8,315      9,688     10,459     13,031

---------------

(1) Year ended December 31, 1996 includes a one-time charge to compensation expense of $618,000 for the amendment of book value options to fair market value options and approximately $284,000 in professional costs associated with the Reorganization. The Company disposed of approximately $1,100,000 of excess inventory in December 1996 that it had accumulated through prior acquisitions of product groups that were subject to shelf-life restrictions. This is a one-time charge not expected to occur in future years.

(2) In September 1993, SEPCO acquired the remaining shares of capital stock of Southern Engine and Pump Company. The acquisition eliminated any need to account for minority interest in earnings of this subsidiary.

(3) Effective January 1, 1993, SEPCO changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the rules, prior years' financial statements were not restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net earnings by $882,000.

(4) Number of shares used to compute earnings per share and shareholders' equity has been restated to reflect the Reorganization as of the first day of the first period presented.

(5) Common stock and earnings per share have been restated to give effect to the two-to-one reverse split of the Common Stock which became effective May 12, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

GENERAL

     The Company is a leading supplier of MRO products, equipment and services to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearings and power transmission equipment and general mill and safety supplies. The Company also offers a line of valve and valve automation products within the pipe, valve and fittings category and is seeking to expand its presence in this area. The Company offers its customers a single source of supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides value-added services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers this wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts.

     The Company's products and services are marketed in 14 states to over 25,000 customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for the Company's products generally is subject to changes in the United States economy and economic trends affecting the Company's customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, the Company may within particular markets and product categories experience changes in demand as changes occur in the markets of its customers.

     The Company's strategy is focused on addressing current trends in the industrial distribution market through a combination of acquisitions and internal growth. The Company seeks acquisitions that will provide the Company access to additional product lines and customers to enhance its position as a single source industrial distributor with first-tier distribution capabilities. Key elements of the Company's internal growth strategy include leveraging existing customer relationships, expanding product offerings from existing locations, reducing costs through consolidated purchasing programs and combined product distribution centers, designing and implementing innovative solutions to address the procurement and supply needs of the Company's customers and using the Company's traditional distribution and integrated supply capabilities to increase sales in each area. Future results for the Company will be dependent on the success of the Company in implementing its acquisition and internal growth strategy.

     The ability of the Company to implement its acquisition and internal growth strategy will be dependent on its ability to identify, consummate and assimilate acquisitions on economically favorable terms, to acquire and successfully integrate new product lines and to successfully market alternate forms of supply arrangements through the Company's SmartSource and American MRO programs. Although the Company is actively seeking acquisitions and integrated supply arrangements that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. Further, the ability of the Company to effect its strategic plans will be dependent on its obtaining financing for its planned acquisitions and expansions, which there can be no assurance will be available. The Company plans to examine appropriate methods of financing any such acquisitions, including issuance of additional capital stock, debt or other securities or a combination thereof. If the Company were to issue shares of its capital stock in any acquisition, such issuance could be dilutive to existing shareholders.

  The Reorganization

     The Company was incorporated on July 26, 1996, to facilitate the Reorganization. On December 4, 1996, the Reorganization was effected through (i) a merger of a wholly owned subsidiary of the Company with and into SEPCO and
(ii) a merger of a wholly owned subsidiary of the Company with and into Newman Communications Corporation ("Newman").

     Prior to the Reorganization, the Company had no operations and its only assets consisted of $1,000 cash. The Reorganization has been accounted for as a recapitalization of SEPCO. Prior to the Company's acquisition of Newman, Newman was a non-operating entity with nominal assets. The merger with Newman was effected as a means to implementing the original registration of the Common Stock under the Securities Exchange Act of 1934, as amended, and increasing the Company's shareholder base. The Reorganization resulted in approximately $900,000 in one-time costs, which included a $618,000 charge for additional compensation expense for the conversion of outstanding book-value options into market-based options and approximately $284,000 in professional costs associated with the Reorganization.

     In December 1996, the Company disposed of $1.1 million of excess inventory which it had accumulated through prior acquisitions of product groups that were subject to shelf-life restrictions. This is a one-time charge not expected to occur in future years.

     Unless the context otherwise requires, references to the Company with respect to operations prior to December 4, 1996 shall mean SEPCO and references to the Company with respect to operations on and after December 4, 1996 shall mean the Company.

RESULTS OF OPERATIONS

     The Company currently distributes products in four of the five major product categories within the industrial distribution market. Three of those product categories, fluid handling equipment, bearings and transmission equipment and pipe, valve and fittings have been provided by the Company for a number of years. The fourth product category, general mill and safety supplies, was added in 1997 with the acquisitions of SSI and Pelican. The Company currently is pursuing acquisitions that would add electrical products to the Company's distribution capabilities.

     The following table sets forth the revenues generated from the sales of major products and services distributed by the Company and the percentage of revenues of various items.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                                    SEPCO              DXP
                                                             --------------------    --------
                                                               1995        1996        1997
                                                             --------    --------    --------
Revenues:
Fluid handling equipment.................................    $ 61,630    $ 65,709    $ 75,472
Bearings and power transmission equipment................      39,500      49,144      53,180
General mill and safety supplies(1)......................          --          --      31,660
Pipe, valve and fittings.................................      10,198      10,355       9,355
                                                             --------    --------    --------
          Total revenues.................................    $111,328    $125,208    $169,667
Percent of Revenues:
Cost of sales............................................        73.8%       74.3%       73.5%
Gross profit.............................................        26.2        25.7        26.5
Selling, general and administrative expense..............        22.1        23.5        22.7
Operating income.........................................         4.1         2.2         3.8
Other income.............................................          .8          .8          .5
Interest expense, net....................................         1.8         1.7         1.6
Income before taxes......................................         3.2         1.3         2.7
Income tax expense.......................................         1.3          .6         1.1
Net income...............................................         1.9%        0.7%        1.6%
                                                             ========    ========    ========

---------------

(1) Product category added in connection with the acquisitions of SSI and Pelican in the second quarter 1997.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues for 1997 increased 35.5% to $169.7 million from 1996. This revenue growth resulted from a combination of acquisitions and internal growth. The SSI and Pelican acquisitions added $31.6 million in revenues during 1997 while revenues at existing branches in 1997 increased $12.8 million, or 10.2% from 1996. This internal growth was driven by increased demand from existing customers and the Company's focus on cross selling product categories. Sales of fluid handling equipment increased 14.9% in 1997, or $9.8 million, over 1996. Sales of bearings and power transmission equipment for 1997 increased 8.2%, or $4.0 million, over 1996. Sales of pipe, valve and fittings decreased $1.0 million in 1997 over 1996 due primarily to increased competition.

     Gross margin increased $12.8 million, or 39.7% for 1997 as compared to 1996. Gross margin as a percentage of sales increased from 25.7% to 26.5% in 1997 as compared to the same period in 1996. The increase in 1997 gross margin was primarily attributable to the $1.1 million inventory write down in 1996. The Company also realized increases in its gross margins for sales of its fluid handling equipment, bearings and transmission equipment and pipe valve and fittings. These increases in the profit margins for sales in the Company's historical product lines were offset by the lower average margins associated with sales of general mill and safety supplies.

     Selling, general and administrative expenses were 22.7% of revenues for 1997 compared to 23.5% for 1996. This decrease was attributable to the incurrence of various one-time expenses during 1996 aggregating $900,000, including a one-time expense of $618,000 for additional compensation associated with converting book value stock options to market value options and approximately $284,000 in professional fees associated with the Reorganization.

     Operating income for 1997 increased 131% over 1996, from $2.8 million to $6.4 million. As a percentage of revenues, operating income increased from 2.2% of sales to 3.8% of sales in 1997 as compared to the same period in 1996, due to the various factors discussed above.

     Interest expense for 1997 increased by $553,000, or 26.3%, from 1996 as a result of increased debt levels associated with the Company's acquisitions during 1997 and increased working capital requirements during the period. Average interest rates were slightly lower during the year ended December 31, 1997 as compared to 1996.

     The Company's provision for income taxes for 1997 increased by $1.2 million compared to 1996 as a result of an increase of approximately $3.0 million in pre-tax income. Included in the 1996 income tax provision was a $135,000 reserve for an Internal Revenue Service ("IRS") examination, which was resolved in 1997 by the Company making a payment of $69,100 to the IRS.

     Net income for 1997 increased $1.9 million, or 210%, compared to 1996. Increased net income for 1997 as compared to 1996 can be primarily attributed to an increase in gross margin and a decrease in selling general and administrative costs as of percent of sales.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues for 1996 increased 12.5% to $125.2 million from $111.3 million for 1995 primarily due to sales of bearings and power transmission products at locations where fluid handling equipment was sold previously ($4.6 million), revenue attributable to the two companies acquired in December 1995 and February 1996 ($4.1 million) and from other internal revenue growth ($5.2 million). During 1996, sales of fluid handling equipment, increased 6.7% as compared to 1995, while sales of pipe valve and fittings increased 1.6% in 1996 as compared to 1995. Sales of bearings and power transmission equipment increased 24.5% in 1996 as compared to 1995.

     Gross profit as a percentage of revenues decreased .5% in 1996 compared to 1995. Included in cost of sales is a one time charge of $1.1 million related to the disposal of excess inventory in December 1996 that was accumulated through prior acquisitions of product groups subject to shelf-life restrictions. The disposal of the inventory reduced the Company's tax liability resulting in an increase in the Company's 1996 cash flow. In 1996, the Company installed a new management information system designed to manage inventory effectively and significantly minimize any future accumulation of inventory not salable in the ordinary course of business. Excluding the one-time charge related to the disposal of inventory, gross margins in 1996 would have remained consistent with the previous year.

     Selling, general and administrative expense increased as a percentage of revenues by 1.4% for 1996 as compared to 1995, due primarily to a one-time charge of $618,000 for additional compensation expense associated with the amendment of certain book value stock options into market-based stock options, costs associated with the Company's expansion of bearing and power transmission operations into locations where only fluid handling equipment was sold previously, training and education expenses related to the Company's software conversion and professional fees associated with the Reorganization. Excluding the effect of the amendments to the stock options and the other non-recurring expenses identified above, selling, general and administrative expenses as a percentage of revenues remained relatively consistent from period to period.

     Operating income for 1996 as a percentage of revenues declined to 2.2% from 4.1% in 1995, due primarily to the compensation expense recorded in connection with the stock option amendments, interest and other costs associated with SEPCO's expansion of operations and software conversion, increased professional fees related to the Reorganization, expenses related to the Company's expansion of bearing and power transmission equipment into locations where only pumps were sold previously and the inventory disposal. Excluding the effect of the amendments to the stock options and the other non-recurring expenses identified above, operating income for 1996 as a percentage of revenues would have been 3.8%.

     Interest expense during 1996 increased slightly compared to 1995, due to average debt increasing during the period as a result of increased working capital required to support sales. Average interest rates were slightly lower during 1996 as compared to 1995.

     The Company's provision for income taxes for 1996 decreased by $679,000 compared to 1995 due to lower operating income.

     Net income for 1996 declined by approximately $1.2 million from 1995 due primarily to the effects of the disposition of inventory ($1.1 million), additional compensation associated with amendments to Company's stock options ($618,000), costs associated with the software conversion ($350,000), increased professional fees associated with the Reorganization ($284,000), expenses related to the Company's expansion of bearing and power transmission equipment into locations where only pumps were sold previously and a provision for the pending IRS examination ($135,000).

LIQUIDITY AND CAPITAL RESOURCES

     All available cash generally is applied to reduce outstanding borrowings under the Credit Facility, with operations funded through borrowings under the Credit Facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its lines of credit for working capital. The Company had $4.9 million available for borrowings under the working capital component of the Credit Facility at December 31, 1997. Working capital at December 31, 1997 and December 31, 1996 was $36.3 million and $25.6 million, respectively. During 1997 and 1996, the Company collected its trade receivables in approximately 46 and 48 days, respectively, and turned its inventory approximately six and five times, respectively, on an annualized basis.

     The Company currently has $40.0 million in secured lines of credit under the Credit Facility. The lines of credit provided for interest rates ranging from LIBOR plus 2.25% to prime plus .5% (8.5% at December 31, 1997). The amounts borrowed under the Credit Facility are secured by receivables, inventory and machinery and equipment and mature in January 1999. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as aggregate indebtedness to tangible net worth less than five to one and current assets to current liabilities greater than two to one.

     The Company generated net cash from operating activities of $124,000 for 1997 as compared to generating net cash from operating activities of $453,000 during 1996. This decline was due primarily to a greater investment in net working capital.

     The Company had capital expenditures of approximately $825,000 for 1997 as compared to $2.3 million for 1996. Capital expenditures in 1997 included $148,000 for the expansion of a facility in Laporte, Texas, $287,000 for computers and related equipment, $68,000 for shop equipment, $290,000 for office furniture and equipment and $32,000 for telephone equipment.

     In the second quarter of 1997, the Company acquired the common stock of Pelican, with the cash portion of the purchase price totaling approximately $1.1 million. Also in the second quarter of 1997, the Company acquired certain assets of SSI for cash of approximately $4.1 million. The Company may be required to make periodic earn-out payments over the next five years, up to a maximum aggregate of $3.5 million, based on the amount by which earnings before taxes of SSI exceed 3% of SSI's net sales during the applicable period.

     In September 1997 the Company reached a settlement with the IRS which had asserted claims against one of the Company's subsidiaries for additional taxes and penalties of approximately $1 million plus interest of approximately $328,000. The claims related primarily to a challenge by the IRS of the Company's use of the LIFO method of accounting for inventory. The September 1997 settlement with the IRS resulted in a payment by the Company of approximately $52,000 in additional tax expense plus interest of approximately $17,000. The Company had fully accrued for this expense at December 31, 1996.

     The Company expects that its software will be year 2000 compatible by the end of the first quarter of 1998. The upgrading of the Company's software to address year 2000 issues is being handled through new releases of current software. All costs associated with year 2000 issues will be included as part of normal software upgrades or operating costs, as appropriate. The Company does not believe that any of the costs associated with year 2000 issues will be material to its financial condition or results of operations.

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

ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". In February 1997, the FASB issued Statements Nos. 128 and 129 "Earnings per Share" and "Disclosure of Information about Capital Structure", respectively, and in June 1997, issued Statements Nos. 130 and 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information", respectively. The major provisions of these statements and their impact on the Company are discussed below.

     Statement No. 125 established criteria for recognition of a sale in conjunction with the transfer of financial assets, under which sales may be recognized only when the transferor has surrendered control of the assets. This statement currently is not anticipated to have any impact on the Company as the Company does not currently enter into transactions which fall under the scope of this statement.

     Statement No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share will be computed based on weighted average shares outstanding and will exclude dilutive securities such as options and warrant. Diluted earnings per share will be computed including the impacts of all potentially dilutive securities. The Company adopted this statement in 1997, as required, and has restated all previously stated earnings per share data. The difference between fully diluted earnings per share and diluted earnings per share was not material.

     SFAS No. 129 requires additional disclosure of information about an entity's capital structure, including information about dividend and liquidation preferences, voting rights, contracts to issue additional shares, conversion and exercise prices, etc. The Company has adopted this statement as of and for the period ended December 31, 1997.

     In June 1997, the FASB issued Statement No. 130, which requires additional disclosure of information about an entity's capital structure, including information about dividend and liquidation preferences, voting rights, contracts to issue additional shares, conversion and exercise prices, etc. The Company plans to adopt this statement in December 1997.

     In June 1997, the FASB adopted Statement No. 131, which requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The adoption of this statement is not anticipated to have an impact on the Company as the Company currently does not enter into any transactions that result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available for sale securities).

     Statement No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a Company-wide basis; therefore, the adoption of the statement is not expected to materially impact the Company. The Company plans to adopt this statement in 1998.

INFLATION

     The Company does not believe the effects of inflation have any material adverse effect on its results of operations or financial condition and attempts to minimize inflationary trends by passing manufacturer price increases on to the customer whenever practicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
DXP ENTERPRISES AND SUBSIDIARIES:
Report of Independent Public Accounts.......................   21
Audited Consolidated Financial Statements --
  Consolidated Balance Sheets...............................   22
  Consolidated Statements of Earnings.......................   23
  Consolidated Statements of Shareholders' Equity...........   24
  Consolidated Statements of Cash Flows.....................   25
  Notes to Consolidated Financial Statements................   26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DXP Enterprises, Inc., and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and subsidiaries at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Houston, Texas
January 30, 1998

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1996       1997
                                                               -------    -------
Current assets:
  Cash......................................................   $   876    $   736
  Trade accounts receivable, net of allowance for doubtful
     accounts of $210 in 1996 and $476 in 1997..............    17,125     25,707
  Inventories...............................................    17,175     26,018
  Prepaid expenses and other................................       539        996
  Deferred income taxes.....................................       511        722
                                                               -------    -------
          Total current assets..............................    36,226     54,179
                                                               -------    -------
Property, plant and equipment, net..........................     7,818     10,403
Other assets:
  Intangible assets, net of accumulated amortization of
     $1,607 in 1996 and $1,817 in 1997......................       673      2,682
  Receivable from officers and employees....................       205        200
  Other.....................................................       120        172
                                                               -------    -------
                                                                   998      3,054
                                                               -------    -------
          Total assets......................................   $45,042    $67,636
                                                               =======    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................   $ 6,963    $14,368
  Accrued wages and benefits................................     1,296      1,384
  Other accrued liabilities.................................       601        704
  Current portion of long-term debt.........................       609      1,461
  Current portion of subordinated debt......................     1,145         --
                                                               -------    -------
          Total current liabilities.........................    10,614     17,917
Long-term debt, less current portion........................    22,300     33,395
Deferred compensation.......................................       739        739
Deferred income taxes.......................................       330        479
Equity subject to redemption:
  Series A preferred stock, 1,496 shares and 1,122 shares,
     respectively...........................................       150        112
  Series B convertible preferred stock, 4,500 shares and no
     shares, respectively...................................       450         --
  Common stock, 280,428 shares..............................        --      1,963
Commitments and contingencies
Shareholders' equity:
  Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share;
     1,000,000 shares authorized, 2,992 shares issued and
     outstanding............................................         2          2
  Series B convertible preferred stock, 1/10th vote per
     share; $1.00 par value; $100 stated value; liquidation
     preference of $100 per share; 1,000,000 shares
     authorized, 17,700 shares issued and 15,000
     outstanding............................................        15         18
  Common stock, $.01 par value, 50,000,000 shares
     authorized; 8,375,594 shares issued, of which 8,034,294
     shares are outstanding, 280,428 shares are equity
     subject to redemption, and 60,872 shares are treasury
     stock..................................................        80         80
  Paid-in capital...........................................       368        852
  Retained earnings.........................................     9,994     12,659
  Treasury stock............................................        --       (580)
                                                               -------    -------
          Total shareholders' equity........................    10,459     13,031
                                                               -------    -------
          Total liabilities and shareholders' equity........   $45,042    $67,636
                                                               =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Sales......................................................  $111,328    $125,208    $169,667
Cost of sales..............................................    82,171      93,091     124,787
                                                             --------    --------    --------
          Gross profit.....................................    29,157      32,117      44,880
Selling, general and administrative expenses...............    24,559      29,332      38,446
                                                             --------    --------    --------
          Operating income.................................     4,598       2,785       6,434
Other income...............................................       867         951         890
Interest expense...........................................    (1,953)     (2,101)     (2,654)
                                                             --------    --------    --------
Income before income taxes.................................     3,512       1,635       4,670
Provision for income taxes.................................     1,424         745       1,902
                                                             --------    --------    --------
Net income.................................................     2,088         890       2,768
Preferred stock dividend...................................       (23)       (119)       (103)
                                                             --------    --------    --------
Net income attributable to common shareholders.............  $  2,065    $    771    $  2,665
                                                             ========    ========    ========
Basic earnings per common share............................  $    .27    $    .10    $    .33
                                                             ========    ========    ========
Common shares outstanding..................................     7,674       7,994       8,163
                                                             ========    ========    ========
Diluted earnings per share.................................  $    .23    $    .09    $    .24
                                                             ========    ========    ========
Common and common equivalent shares outstanding............     9,002       9,713      11,405
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  REDEEMABLE
                                          SERIES A    SERIES B      COMMON     COMMON   PAID-IN   TREASURY   RETAINED
                                          PREFERRED   PREFERRED     STOCK      STOCK    CAPITAL    STOCK     EARNINGS    TOTAL
                                          ---------   ---------   ----------   ------   -------   --------   --------   -------
Balance at December 31, 1994............     $ 2         $--        $   --      $ 90    $ 1,065    $  --     $ 7,158    $ 8,315
  Issuance of 718,400 shares of common
    stock...............................      --          --            --         7        225       --          --        232
  Issuance of 4,500 shares of Series B
    convertible preferred stock.........      --           5            --        --        445       --          --        450
  Conversion of 1,680,000 shares of
    common stock to 15,000 shares of
    Series B preferred stock............      --          15            --       (17)         2       --          --         --
  Acquisition and retirement of
    1,121,608 shares of common stock and
    2,431 shares of Series A preferred
    stock...............................      --          --            --        --     (1,167)      --          --     (1,167)
  Increase in paid-in capital due to
    reduction of equity subject to
    redemption as a result of acquiring
    2,431 shares of Series A preferred
    stock...............................      --          --            --        --        243       --          --        243
  Reduction in paid-in capital due to
    increase in equity subject to
    redemption as a result of issuing
    4,500 shares of Series B convertible
    preferred stock.....................      --          (5)           --        --       (445)      --          --       (450)
  Dividends paid........................      --          --            --        --         --       --         (23)       (23)
  Net income............................      --          --            --        --         --       --       2,088      2,088
                                             ---         ---        ------      ----    -------    -----     -------    -------
Balance at December 31, 1995............       2                        --        80        368       --       9,223      9,688
  Dividends paid........................      --          --            --        --         --       --        (119)      (119)
  Net income............................      --          --            --        --         --       --         890        890
                                             ---         ---        ------      ----    -------    -----     -------    -------
Balance at December 31, 1996............       2          15            --        80        368       --       9,994     10,459
  Dividends paid........................      --          --            --        --         --       --        (103)      (103)
  Increase in paid-in capital due to
    reduction of equity subject to
    redemption as a result of acquiring
    374 shares of Series A preferred
    stock...............................      --          --            --        --         37      (37)         --         --
  Increase in paid-in capital due to
    reduction of equity subject to
    redemption as a result of acquiring
    2,700 shares of Series B preferred
    stock...............................      --           3            --        --        268     (271)         --         --
  Increase in paid-in capital due to
    reduction of equity subject to
    redemption as a result of converting
    1,800 shares of Series B preferred
    stock to 100,800 shares of common
    stock...............................      --          --            --         1        179       --          --        180
  Acquisition of 60,872 shares of common
    stock...............................      --          --            --        (1)        --     (272)         --       (273)
  Issuance of 280,428 shares of common
    stock...............................      --          --         1,963        --         --       --          --      1,963
  Net income............................      --          --            --        --         --       --       2,768      2,768
                                             ---         ---        ------      ----    -------    -----     -------    -------
Balance at December 31, 1997............     $ 2         $18        $1,963      $ 80    $   852    $(580)    $12,659    $14,994
                                             ===         ===        ======      ====    =======    =====     =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1995         1996         1997
                                                           ---------    ---------    ---------
Cash flows from operating activities:
  Net income.............................................  $   2,088    $     890    $   2,768
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities --
     Depreciation and amortization.......................        965          964        1,341
     Deferred compensation on stock option plans.........         87          359           --
     Provision (benefit) for deferred income taxes.......        109         (216)         (62)
     Loss (gain) on sale of property and equipment.......        (11)           7         (103)
     Changes in operating assets and liabilities --
       Trade accounts receivable.........................     (1,915)      (1,233)      (7,971)
       Inventories.......................................     (1,288)        (469)       2,899
       Prepaid expenses and other........................        (88)         274         (640)
       Trade accounts payable and other accrued
          liabilities....................................         (6)        (123)       1,892
                                                           ---------    ---------    ---------
          Net cash provided by (used in) operating
            activities...................................        (59)         453          124
                                                           ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of Bayou Pumps common stock, net of cash
     received............................................         38           --           --
  Purchase of Austin Bearings net assets.................         --         (329)          --
  Purchase of Strategic Supply net assets................         --           --       (4,118)
  Purchase of Pelican Supply common stock................         --           --       (1,070)
  Purchase of property and equipment.....................       (739)      (2,271)        (825)
  Proceeds from sale of property and equipment...........        177            8           --
  Payments received on notes receivable from officers....        172          435
  Other..................................................         --         (120)          --
                                                           ---------    ---------    ---------
          Net cash used in investing activities..........       (352)      (2,277)      (6,013)
                                                           ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings from debt...................................    123,261      129,379      183,715
  Principal payments on revolving line of credit,
     long-term and subordinated debt and notes payable to
     bank................................................   (121,867)    (128,052)    (177,395)
  Proceeds on sale of Corpus Christi facility............         --           --          112
  Issuance of common stock...............................        232           --           --
  Acquisition of preferred and common stock..............       (589)          --         (580)
  Dividends paid in cash.................................        (23)        (119)        (103)
                                                           ---------    ---------    ---------
          Net cash provided by financing activities......      1,014        1,208        5,749
                                                           ---------    ---------    ---------
Increase (decrease) in cash..............................        603         (616)        (140)
Cash at beginning of year................................        889        1,492          876
                                                           ---------    ---------    ---------
Cash at end of year......................................  $   1,492    $     876    $     736
                                                           =========    =========    =========
Supplemental disclosures of noncash investing and
  financing activities:
  Cash paid for --
     Interest............................................  $   1,901    $   2,172    $   2,654
                                                           =========    =========    =========
     Income taxes........................................  $   1,500    $   1,040    $   1,551
                                                           =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     DXP Enterprises, Inc. (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to facilitate a reorganization of SEPCO Industries, Inc. (SEPCO), a Texas corporation, in anticipation of an acquisition by DXP as the successor to SEPCO of Newman Communications Corporation (Newman), a New Mexico corporation. On December 4, 1996, the reorganization of SEPCO (the SEPCO Reorganization) was effected through a merger of a wholly owned subsidiary of the Company with and into SEPCO pursuant to which the Company acquired all of the outstanding shares of SEPCO in exchange for shares of the Company. Immediately following the SEPCO Reorganization, the Company acquired Newman through a merger of a wholly owned subsidiary of the Company with and into Newman (the Newman Merger). Prior to the SEPCO Reorganization, the Company had no operations and its only assets consisted of $1,000 cash. Prior to the Company's acquisition of Newman, Newman was a nonoperating entity with nominal assets. The Newman Merger was effected as a means to increase the Company's shareholder base.

     On or about April 30, 1997, a proxy statement was furnished to the holders of the Company's common stock, Series A preferred stock and Series B preferred stock, in connection with a solicitation of consents by the board of directors of the Company for the adoption of an amendment to the restated articles of incorporation of the Company to effect a two-to-one reverse split of the issued and outstanding shares of common stock and change the name of the Company from Index, Inc., to DXP Enterprises, Inc. The shareholders approved the two-to-one reverse stock split and name change, which became effective after the close of market on May 12, 1997. Common stock and earnings per share have been restated to give effect to a two-for-one reverse stock split.

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

  Concentration of Credit Risk

     The Company sells rotating equipment to a diversified customer base in the north and southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company continually evaluates the creditworthiness of its customers' financial positions and monitors accounts on a periodic basis, but does not require collateral.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

  Inventory

     Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first-out (FIFO) and the last-in, first-out (LIFO) method.

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

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996, and the effect of adoption was not material.

  Intangibles

     Intangibles consist of noncompete and licensing agreements and goodwill. The noncompete and licensing agreements are amortized over five years, and goodwill is amortized over five to 30 years. All amortization of intangibles is computed using the straight-line method.

  Federal Income Taxes

     The Company utilizes the liability method in accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.

  Fair Value of Financial Instruments

     A summary of the carrying value and the fair value of financial instruments at December 31, 1997, is as follows:

                                                              CARRYING     FAIR
                                                               VALUE       VALUE
                                                              --------    -------
                                                                (IN THOUSANDS)
Cash........................................................  $   736     $   736
Notes receivable from officers and employees................      200         200
Long-term debt, including current portion...................   34,856      34,856

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

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

  Revenue Recognition

     The Company recognizes revenue as products are shipped to the customer.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Reclassifications

     Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS:

     During June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." During February 1997, the FASB issued SFAS Nos. 128 and 129, "Earnings per Share," and "Disclosure of Information about Capital Structure," respectively, and in June 1997 issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income," and "Disclosures about Segments of an Enterprise and Related Information," respectively. The major provisions of these statements and their impact on the Company are discussed below.

     SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share will be computed based on weighted average shares outstanding and will exclude dilutive securities such as options, warrants, etc. Diluted earnings per share will be computed including the impacts of all potentially dilutive securities. As required, the Company adopted this statement in 1997 and has restated all previously reported earnings per share data. The difference between previously reported fully diluted earnings per share and the now required diluted earnings per share was insignificant.

     SFAS No. 129 requires additional disclosure of information about an entity's capital structure, including information about dividend and liquidation preferences, voting rights, contracts to issue additional shares, conversion and exercise prices, etc. The Company has adopted this statement as of and for the period ended December 31, 1997.

     SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The adoption of this statement in 1998 is not anticipated to have any impact as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments and unrealized gains and losses on available-for-sale securities, etc.)

     SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a company-wide basis; therefore, the adoption of the statement is not expected to materially impact the Company. The Company plans to adopt this statement in 1998.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

3. ACQUISITIONS:

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

     Effective May 30, 1997, the Company acquired 100 percent of the outstanding stock of Pelican State Supply Company (Pelican). The purchase price totaled approximately $3.0 million and consisted of 280,428 shares of the Company's common stock and cash of approximately $1.0 million. The acquisition has been accounted for using the purchase method of accounting. Accordingly, results of operations of the acquired company are included in the consolidated results of operations from the date of acquisition. Goodwill of approximately $2.0 million was recorded in connection with the acquisition. Pro forma disclosures of operating results are omitted because the acquired Company's operations were not significant.

     On June 2, 1997, a wholly owned subsidiary of the Company acquired substantially all the assets of Strategic Supply, Inc. (Strategic). The purchase price, which is subject to adjustments, consisted of approximately $4.1 million in cash, assumption of $4.7 million of trade payables and other accrued expenses, $2.8 million in promissory notes payable to the seller and earn-out payments (based on the earnings before interest and taxes of Strategic) to be paid over a period of approximately six years, up to a maximum of $3.5 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $50,000 was recorded in connection with the acquisition.

     The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming the Strategic acquisition had occurred on January 1, 1996. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transaction been consummated as of January 1, 1996, or that may be achieved in the future.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                                  EXCEPT PER
                                                                SHARE AMOUNTS)
Revenues....................................................  $176,180   $190,754
Net income..................................................    (4,197)     2,182
Basic earnings per share....................................      (.53)       .26
Dilutive earnings per share.................................      (.43)       .19

     The pro forma results for 1996 include the effect of a one-time special charge of $2.8 million recognized by Strategic for the write-off of certain goodwill and intangible assets.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

4. INVENTORY:

     The Company uses the LIFO method of inventory valuation for approximately 43 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Finished goods..............................................  $18,215    $27,280
Work in process.............................................    2,405      2,276
                                                              -------    -------
Inventories at FIFO.........................................   20,620     29,556
Less -- LIFO allowance......................................   (3,445)    (3,538)
                                                              -------    -------
Inventories.................................................  $17,175    $26,018
                                                              =======    =======

5. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are comprised of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $ 1,421    $ 1,411
Buildings and leasehold improvements........................    6,298      6,457
Furniture, fixtures and equipment...........................    8,143     11,660
                                                              -------    -------
                                                               15,862     19,528
Less -- Allowances for depreciation and amortization........   (8,044)    (9,125)
                                                              -------    -------
                                                              $ 7,818    $10,403
                                                              =======    =======

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

6. LONG-TERM AND SUBORDINATED DEBT:

     Long-term and subordinated notes consist of the following:

                                                                  DECEMBER 31
                                                               ------------------
                                                                1996       1997
                                                               -------    -------
                                                                 (IN THOUSANDS)
Long-term debt --
  Revolving credit agreement................................   $18,680    $27,520
  Note payable to insurance company, 10.125%, collateralized by real property, payable in monthly installments
     through December 2006..................................     1,699      1,596
  Notes payable to credit corporation, 2.25% above prime
     (     % at December 31, 1997), collateralized by
     computer equipment, payable in monthly installments....     1,459      1,174
  Promissory note payable, 7.0%, payable in monthly
     installments through June 2002.........................        --      2,660
  Other.....................................................     1,071      1,907
                                                               -------    -------
                                                                22,909     34,856
Less -- Current portion.....................................       609      1,461
                                                               -------    -------
                                                               $22,300    $33,395
                                                               =======    =======
Subordinated debt --
  Notes payable to former shareholders, 12%, unsecured,
     payable in varying installments through January 1997...   $ 1,145    $    --
                                                               =======    =======

     The Company has a secured lines of credit for up to $40 million with an institutional lender. The rate of interest ranges from LIBOR plus 2.25 percent to prime plus .50 percent (9.00 percent at December 31, 1997). The line of credit is secured by receivables, inventory, and machinery and equipment and matures January 1999. An officer shareholder has personally guaranteed up to $500,000 of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this shareholder's children discussed in footnote 8 are also pledged to secure this line of credit. As of December 31, 1997, the unused line is approximately $4.9 million.

     The facility includes loan covenants which, among other things, require the Company to maintain a positive cash flow and other financial ratios, which are measured monthly. The maturities of long-term and subordinated debt for the next five years and thereafter are as follows (in thousands):

1998........................................................  $ 1,461
1999........................................................   28,714
2000........................................................    1,382
2001........................................................    1,385
2002........................................................      947
Thereafter..................................................      967
                                                              -------
                                                              $34,856
                                                              =======

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

7. INCOME TAXES:

     The provision (benefit) for income taxes consists of the following:

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             1995     1996      1997
                                                            ------    -----    ------
                                                                 (IN THOUSANDS)
Current --
  Federal................................................   $1,172    $ 829    $1,652
  State..................................................      143      132       312
                                                            ------    -----    ------
                                                             1,315      961     1,964
Deferred --
  Federal................................................      107     (216)      (62)
  State..................................................        2       --        --
                                                            ------    -----    ------
                                                            $1,424    $ 745    $1,902
                                                            ======    =====    ======

     The difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              1995     1996     1997
                                                             ------    ----    ------
                                                                  (IN THOUSANDS)
Income taxes computed at federal statutory income tax
  rate....................................................   $1,194    $556    $1,588
State income taxes, net of federal benefit................       96      68       206
Nondeductible goodwill amortization.......................       51      43        63
Other.....................................................       83      78        45
                                                             ------    ----    ------
                                                             $1,424    $745    $1,902
                                                             ======    ====    ======

     The net current and noncurrent components of deferred income taxes are as follows:

                                                                DECEMBER 31
                                                               --------------
                                                               1996     1997
                                                               -----    -----
                                                               (IN THOUSANDS)
Net current assets..........................................   $ 511    $ 722
Net noncurrent liabilities..................................     330      479
                                                               -----    -----
Net liability (asset).......................................   $(181)   $(243)
                                                               =====    =====

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

     Deferred tax liabilities and assets were comprised of the following:

                                                               DECEMBER 31
                                                              --------------
                                                              1996     1997
                                                              -----    -----
                                                              (IN THOUSANDS)
Deferred tax liability --
  Difference between financial and tax depreciation of
     assets acquired........................................  $ 330    $ 479
                                                              -----    -----
Deferred tax assets --
  Amortization of goodwill..................................      3        5
  Unamortized rent reduction................................     42       32
  Allowance for doubtful accounts...........................     71      162
  Section 263A inventory costs..............................    139      206
  Deferred compensation on stock options....................    251      251
  Other.....................................................      5       66
                                                              -----    -----
          Total deferred tax assets.........................    511      722
                                                              -----    -----
          Net deferred tax liability (asset)................  $(181)   $(243)
                                                              =====    =====

8. SHAREHOLDERS' EQUITY:

     The equity capitalization of the Company consists of 8,375,594 shares of common stock, 2,992 shares of Series A preferred stock and 17,700 shares of Series B convertible preferred stock. The holders of Series A preferred stock are entitled to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of common stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case the holders of the Series A preferred stock are entitled to a $100 liquidation preference per share. Each share of the Series B convertible preferred stock is convertible into 56 shares of common stock and a monthly dividend per share of $0.50. The holders of the Series B convertible stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A preferred stock and to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the common stock.

     Prior to the SEPCO Reorganization, as more fully described in Note 1, SEPCO had agreements with certain holders of common, Series A preferred and Series B convertible preferred stock that, upon termination of employment, the shareholders had an obligation to sell and SEPCO had the first opportunity to buy the stock. SEPCO also had the opportunity to match a higher offer obtained by the shareholder from another party. The selling price of the stock was at a price per share equal to the equity per share for the common stock and $100 per share for the Series A preferred and Series B convertible preferred stock. Payment may be in the form of cash or a promissory note bearing interest at 10 percent and payable in five equal installments beginning on the first anniversary date of the note. During 1995, SEPCO purchased 1,121,608 shares of common stock and 2,431 shares of Series A preferred stock in exchange for a note payable of $578,000 to a shareholder upon his retirement. Upon the exchange of SEPCO shares for DXP Enterprises shares pursuant to the plan of reorganization, the above agreements were terminated.

     An officer shareholder of the Company is the trustee of three trusts for the benefit of another officer shareholder's children, each of which hold 1,141,864 shares of common stock and 5,000 shares of Series B convertible preferred stock. It is anticipated that in connection with the public offering discussed below that the Series B convertible preferred shares will be converted to common stock. The trustee has sole voting control of these shares.

     The 280,428 shares of common stock issued pursuant to the purchase of Pelican are subject to a put option whereby any time between November 30, 1998 and November 30, 2000 the Company may be required

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES
to purchase all or part of such shares at a price of $7.00 per share. The shares issued for the purchase of Pelican are subject to certain rights of offset pursuant to terms of the purchase agreement.

     The Company is considering a public offering of 4,700,000 shares of common stock and up to 1,000,000 additional shares may be sold by current shareholders.

  Stock Options

     Prior to and during 1995, the Company issued nonqualified, book value plan stock options to certain officers of the Company to purchase shares of its common stock, which had exercise prices equal to the book value of the common stock at the date of grant. The option agreement allows the employee to put the stock acquired back to the Company at the book value at that time. The Company recognized compensation expense for increases in the book value of the stock while the options were outstanding. Effective March 31, 1996, the above-mentioned book value options were converted to fair market value options once the put option was eliminated. A one-time charge to compensation of $618,000 was made during the first quarter of 1996. In 1996, the Company issued nonqualified fair market value stock options to certain directors of the Company to purchase shares of its common stock which had exercise prices equal to the fair market value of the Company's common stock at the date of grant. Additionally, the Company issued options to certain officers and employees pursuant to the terms of the Company's long-term incentive plan. Compensation expense related to these option agreements of $87,000, $618,000 and $-- was recorded in 1995, 1996 and 1997, respectively. As of December 31, 1996 and 1997, a deferred compensation liability of $739,000 and $739,000, respectively, has been recorded in conjunction with these option agreements. Activity during 1997 with respect to the stock options follows:

                                                             OPTION         WEIGHTED-AVERAGE
                                             SHARES      PRICE PER SHARE     EXERCISE PRICE
                                            ---------    ---------------    ----------------
Outstanding and Exercisable at December
  31, 1994................................    760,800     $.34 -- $.82           $  .80
  Granted.................................  2,416,000     $.74 -- $.90           $  .87
  Exercised...............................   (718,400)        $.34               $  .34
  Canceled or expired.....................         --          --
                                            ---------
Outstanding and Exercisable at December
  31, 1995................................  2,458,400     $.34 -- $.90           $ 1.86
  Granted.................................    241,000      $1.56-$8.00
  Exercised...............................      8,000         $1.56              $ 1.56
  Canceled or expired.....................     (8,000)        $1.56              $ 1.56
                                            ---------
Outstanding and Exercisable at December
  31, 1996................................  2,699,400     $.74 -- $1.16          $  .75
  Granted.................................         --          --                    --
  Exercised...............................         --          --                    --
  Canceled or expired.....................         --          --                    --
                                            ---------
Outstanding and Exercisable at December
  31, 1997................................  2,699,400     $.74 -- $1.16          $  .75
                                            =========

     The outstanding options at December 31, 1997, expire between March 31, 1999, and October 24, 2005, or 90 days after termination of full-time employment. The weighted-average remaining contractual life was 6.9 years, 6.9 years and 5.9 years at December 31, 1995, 1996 and 1997, respectively. During 1995, the Company purchased 718,400 shares acquired by an officer upon exercise of his options at $0.41 per share.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

  Stock-Based Compensation

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1995, 1996 and 1997: risk-free interest rates of 6.5 percent for 1995 and 6 percent for 1996 and 1997; expected lives of five years; 18.4 percent assumed volatility; and no expected dividends.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years because, as provided by SFAS No. 123, only the effects of awards granted after January 1, 1995, are considered in the pro forma calculation. As such, the pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. Certain compensation expense related to the Company's book value stock option plans was recognized in 1996. The effect of such expense ($618,000) has been excluded from the pro forma disclosure for 1996, as the related options are assumed to be accounted for using the fair market-based method of accounting as defined in SFAS No. 123. The effect of applying the fair market-based method, versus the exclusion of the book value-based method expense actually recognized, resulted in a pro forma increase in net income attributable to common shareholders in 1996.

                                  1995                      1996                      1997
                         -----------------------   -----------------------   -----------------------
                         AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                         -----------   ---------   -----------   ---------   -----------   ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income attributable
  to common
  shareholders (in
  thousands)...........    $2,065       $2,049        $771        $1,132       $2,665       $1,893
Basic earnings per
  common share.........       .27          .27         .10           .14          .33          .23
Dilutive earnings per
  share................       .23          .23         .09           .12          .24          .17

9. COMMITMENTS AND CONTINGENCIES:

     The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 1997, for noncancelable leases are as follows (in thousands):

1998........................................................  $1,551
1999........................................................   1,083
2000........................................................     718
2001........................................................     310
2002........................................................     142
Thereafter..................................................      --
                                                              ------
                                                              $3,804
                                                              ======

     Rental expense for operating leases was $1,338,000, $1,417,000 and $1,681,675 for the years ended December 31, 1995, 1996 and 1997, respectively.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

10. RETIREMENT PLANS:

     SEPCO provides an employee stock ownership plan (ESOP) which is eligible to employees having 1,000 hours of service in 12 consecutive months of employment. Employer contributions are at the discretion of the board of directors. The ESOP held 1,912,597 shares of the Company's common stock at December 31, 1997 (see
Note 1). The Company contributed and expensed $150,000 in 1995, 1996 and 1997. The Company also offers a 401(k) profit-sharing plan for employees having 1,000 hours of service in 12 consecutive months of employment. The Company matches contributions at a rate of 10 percent. The Company contributed $56,000, $62,000 and $81,000 in the years ended December 31, 1995, 1996 and 1997, respectively.

11. RELATED PARTY TRANSACTIONS:

     In December 1989, the Company restructured certain loans previously made by the Company to an officer of the Company, pursuant to which the officer executed two promissory notes in the amounts of $149,910 and $58,737, respectively, each bearing interest at 9% per annum. The outstanding balances of such loans were $127,814 and $50,080 at December 31, 1996 and 1997, respectively.

     Additionally, the Company from time to time has made non-interest bearing advances to this officer. As of December 31, 1996 and 1997, these advances amounted to $330,439 and $340,439, respectively.

12. SUBSEQUENT EVENTS:

     In January 1998, the Company signed a nonbinding letter of intent to purchase a distribution company located in the central Texas area. Pursuant to the proposed acquisition, the Company would acquire the net assets of $5.4 million payable in cash and a to-be-determined amount of common stock shares. The consummation of the acquisition is subject to customary conditions, including the negotiation and execution of mutually satisfactory definitive documentation and the completion of a satisfactory due-diligence review by the Company. There can be no assurance, however, that the Company will consummate the acquisition of the central Texas distribution company or, if consummated, that the terms will be as described above.

     In January 1998, the Company signed a nonbinding letter of intent to purchase a distribution company located in Utah. Pursuant to the proposed acquisition, the Company would acquire the net assets for $1.0 million payable in cash and shares of common stock. The consummation of the acquisition is subject to customary conditions, including the negotiation and execution of mutually satisfactory definitive documentation and the completion of a satisfactory due-diligence review by the Company. There can be no assurance, however, that the Company will consummate the acquisition of the Utah distribution company or, if consummated, that the terms will be as described above.

     On January 8, 1998, the Company's board of directors resolved to increase the Company's common stock issuable to the Company's long-term incentive plan by 260,000 shares, from 400,000 shares to 660,000 shares. In conjunction, the Company's board of directors, pursuant to the Company's long-term incentive plan, granted certain employees an aggregate of 260,000 stock options at a per share exercise price of $6.00 with all options vesting 20 percent per year expiring on January 8, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of December 31, 1997, about the executive officers and directors of the Company. All directors of the Company hold office until the next annual meeting of shareholders or until their respective successors have been elected and qualified. Executive officers are elected by the Company's Board of Directors to hold office until their respective successors are elected and qualified.

               NAME                 AGE                       POSITION(S)
               ----                 ---                       -----------
David R. Little...................  46    Chairman of the Board, President and Chief
                                          Executive Officer
Gary A. Allcorn...................  45    Senior Vice President/Finance and Chief Financial
                                          Officer
Jerry J. Jones....................  59    Senior Vice President/Operations and Director
Bryan H. Wimberly.................  59    Senior Vice President/Corporate Development and
                                          Director
Cletus Davis......................  67    Director
Kenneth H. Miller.................  58    Director
Thomas V. Orr.....................  47    Director

     Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

     David R. Little has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its organization in 1996 and has also held these positions with SEPCO since he acquired a controlling interest in the Company in 1986. Mr. Little has been employed by SEPCO since 1975 in various capacities, including Staff Accountant, Controller, Vice President/Finance and President.

     Gary A. Allcorn has served as Senior Vice President/Finance of the Company since August 1996 and was appointed Chief Financial Officer in November 1997. Mr. Allcorn also has held these positions with SEPCO since June 1995. Mr. Allcorn has been employed by SEPCO since 1985 in various capacities, including Vice President/Finance and Chief Financial Officer.

     Jerry J. Jones has served as a Director since July 1996 and as Senior Vice President/Operations since September 1997. From August 1996 to September 1997, Mr. Jones served as Senior Vice President/ Corporate Development. Mr. Jones has also served as a Director of SEPCO since 1986 and as Senior Vice President/Corporate Marketing of SEPCO since June 1995. From February 1993 to June 1995, Mr. Jones served as President of T.L. Walker Bearing Group, a subsidiary of SEPCO. Prior to his employment with SEPCO, Mr. Jones served as President and Chief Executive Officer of the Energy Partners, Inc./Perry Oceanographics, a renewable energy development company and offshore underwater equipment manufacturer, from November 1989 to December 1992.

     Bryan H. Wimberly has served as a Director since July 1996 and as Senior Vice President/Corporate Development since September 1997. From August 1996 to September 1997, he served as Senior Vice President/Pump, Bearing, Power Transmission and Valve Automation Group. Mr. Wimberly has also served as a Director of SEPCO since 1987 and the President and Chief Operating Officer of SEPCO since October 1995. Mr. Wimberly has been employed by SEPCO since 1987 in various capacities, including Senior Vice President/Operations.

     Cletus Davis has served as a Director of the Company since August 1996. Mr. Davis has also served as a Director of SEPCO since May 1996. Mr. Davis is an attorney practicing in the areas of commercial real estate, banking, corporate, estate planning and general litigation and is also a trained mediator. From May 1988 to February 1992, Mr. Davis was a member of the law firm of Wood, Lucksinger & Epstein. Since March 1992, Mr. Davis has practiced law with the law firm of Cletus Davis, P.C.

     Kenneth H. Miller has served as a Director of the Company since August 1996. Mr. Miller has also served as a Director of SEPCO since April 1989. Mr. Miller is a Certified Public Accountant and has been a solo practitioner since 1983.

     Thomas V. Orr has served as a Director of the Company since August 1996. Mr. Orr has also served as a Director of SEPCO since May 1996. Mr. Orr has been Executive Managing Director of Morgan Keegan & Company, Inc. ("Morgan Keegan"), an investment banking firm and one of the underwriters, since August 1997. From February 1995 to July 1997 he was a Senior Vice President and Divisional Manager of Morgan Keegan. From June 1990 to January 1995, Mr. Orr served as Divisional Sales Manager for two years and Branch Officer Manager for three years for PaineWebber, Inc., an investment banking firm.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has two committees, an Audit Committee and a Compensation Committee, each composed of at least three independent directors. The Audit Committee, composed of Messrs. Davis, Miller and Orr, makes recommendations to the Board of Directors on matters regarding the independent public accountants of the Company and the annual audit of the Company's financial statements and accounts. The Compensation Committee, composed of Messrs. Davis, Miller and Orr, makes recommendations to the Board of Directors regarding compensation for the Company's executive officers, directors, employees consultants and agents, and will act as the administrative committee for any stock-based plan of the Company.

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

     Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations from reporting persons that no report on Form 5 was required, the Company believes that, no person who, at any time during 1997, was subject to the reporting requirements of Section 16(a) with respect to the Company failed to meet such requirements on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     Set forth in the following table is certain compensation information concerning the Chief Executive Officer and each of the Company's most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended December 31, 1997, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                        COMPENSATION
                                                             ----------------------------------
                                                                    ANNUAL COMPENSATION
                                                             ----------------------------------
                                                                                      OTHER
                                                                                      ANNUAL
                                                             SALARY      BONUS     COMPENSATION
            NAME AND PRINCIPAL POSITION              YEAR      ($)        ($)          ($)
            ---------------------------              ----    -------    -------    ------------
David R. Little,                                     1997    279,277    112,849            --
  President and Chief Executive Officer              1996    263,714     93,454            --
                                                     1995    222,567    131,888            --
Jerry J. Jones, Senior Vice President/               1997    131,672     75,035            --
  Operations                                         1996    116,264     62,516            --
                                                     1995    113,330     67,503       357,216(1)
Bryan H. Wimberly,                                   1997    142,567     94,227            --
  Senior Vice President/Corporate                    1996    136,031     65,620            --
  Development                                        1995    121,967     92,589            --
Gary A. Allcorn,                                     1997    123,066     30,023            --
  Senior Vice President/Finance and                  1996    114,161     10,741            --
  Chief Financial Officer                            1995    103,707      9,059            --

---------------

(1) Represents payments to Mr. Jones in respect of the repurchase by the Company of shares acquired by Mr. Jones on exercise of options held by him.

     The following table sets forth information concerning the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 1997. None of such executive officers exercised any stock options during the year ended December 31, 1997.

                       OPTION VALUES AT DECEMBER 31, 1997

                                                  NUMBER OF SECURITIES
                                                 UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                              OPTIONS AT DECEMBER 31, 1997      IN-THE-MONEY OPTIONS AT
                                                       (# SHARES)               DECEMBER 31, 1997($)(1)
                                              ----------------------------    ----------------------------
                    NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                    ----                      -----------    -------------    -----------    -------------
David R. Little.............................   1,600,000          --           7,760,000          --
Jerry J. Jones..............................     718,400          --           3,541,712          --
Bryan H. Wimberly...........................      97,600          --             488,790          --
Gary A. Allcorn.............................      40,000          --             183,750          --

---------------

(1) Based on a price per share of $5.75, the closing sales price of the Common Stock on December 31, 1997.

BOARD OF DIRECTORS' COMPENSATION

     The Company's Bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance of each Board of Directors meeting. The Company pays each non-employee director $1,000 per committee or board meeting not to exceed $1,500 in the event two meetings occur on the same day. In 1997, Mr. David received $4,000 and Messrs. Orr and Miller received $3,000 for attendance at Board of Directors meetings.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement (the "Little Employment Agreement"), effective July 1, 1996, with Mr. Little. The Little Employment Agreement is for a term of three years, renewable annually for a term to extend three years from such renewal date. The Little Employment Agreement provides for compensation in a minimum amount of $260,000 per annum, to be reviewed at least annually for possible increases, monthly bonuses equal to 3% of the profit before tax of the Company as shown on the books and records of the Company at the end of each month and other perquisites in accordance with the Company policy. In the event Mr. Little terminates his employment for "Good Reason" (as defined therein), or is terminated by the Company for other than "Good Cause" (as defined therein), Mr. Little is entitled to receive a cash lump sum payment equal to the sum of (i) the base salary for the remainder of the employment period under the Little Employment Agreement, (ii) an amount equal to the sum of the most recent 12 months of bonuses paid to him, (iii) two times the sum of his current annual base salary plus the total of the most recent 12 months of bonuses, (iv) all compensation previously deferred and any accrued interest thereon and any accrued vacation pay not yet paid by the Company and
(v) continuation of benefits under the Company's benefit plans for the current employment period. Mr. Little is also entitled under the Little Employment Agreement to certain gross-up payments if an excise tax is imposed pursuant to
Section 4999 of the Internal Revenue Code of 1986, as amended, which imposes an excise tax on certain severance payments in excess of three times an annualized compensation amount following certain changes in control or any payment of distribution made to him.

     The Company also has entered into employment agreements (each Employment Agreement hereinafter referred to as an "Employment Agreement" and the four Employment Agreements hereinafter collectively referred to as the "Employment Agreements"), effective as of July 1, 1996, with Messrs. Jerry J. Jones, Bryan
H. Wimberly and Gary A. Allcorn, (each hereinafter referred to as "Employee"). Each Employment Agreement is for a term of one year, renewable automatically for a one-year term. The Employment Agreements provide for (i) annual salary ("Salary") in the amounts of $130,001 for Mr. Jones, $130,000 for Mr. Wimberly and $113,100 for Mr. Allcorn and (ii) other perquisites in accordance with Company policy. The Employment Agreements provide for bonuses as follows: (i) Mr. Jones is entitled to a monthly bonus of two percent of the monthly profit before tax of the Company, excluding sales of fixed assets and extraordinary items; (ii) Mr. Wimberly is entitled to a monthly bonus of two percent of the monthly profit before tax of SEPCO, excluding sales of fixed assets and extraordinary items; and (iii) Mr. Allcorn is entitled to a monthly bonus of one percent of the monthly profit before tax of the Company, excluding sales of fixed assets and extraordinary items.

     In the event Employee terminates his employment for "Good Reason" (as defined therein), or is terminated by the Company for other than "Cause" (as defined therein), each Employee would receive (i) 12 monthly payments each equal to one month of the Salary, in the case of Messrs. Jones, Wimberly and Allcorn, and six monthly payments each equal to one month of Salary, in the case of Mr. Evans, (ii) a termination bonus equal to the previous 12 monthly bonuses, in the case of Messrs. Jones, Allcorn, and Wimberly and (iii) any other payments due through the date of termination. In the event Employee dies, become disabled, terminates the Employment Agreement with notice or the Employment Agreement is terminated by the Company for Cause, Employee or Employee's estate, as applicable, would receive all payments then due him under the Employment Agreement through the date of termination.

BENEFIT PLANS

  Employee Stock Ownership Plan

     The Company maintains an employee stock ownership plan (the "ESOP") for the benefit of eligible employees pursuant to which annual contributions may be made. The amount and form of the annual contribution is within the discretion of the Company's Board of Directors. Such contributions are limited to a maximum of 15% of the total compensation paid to all participants eligible to receive an allocation during the fiscal year. The Company (or its predecessor, SEPCO) contributed $150,000 for each of the years ended

December 31, 1996, 1995 and 1994. The ESOP currently is administered by the Company's Compensation Committee.

  Long-Term Incentive Plan

     In August 1996, the Company established the LTIP, which provides for the grant of stock options (which may be non-qualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options, restricted stock awards and performance awards to certain key employees of the Company and its subsidiaries. The LTIP is administered by the Compensation Committee.

     At December 31, 1997, 183,000 shares of Common Stock were available for issuance under the LTIP, and options granted under the LTIP to purchase 217,000 shares of Common Stock were outstanding. In addition, as of January 1 of each year the LTIP is in effect, if the total number of shares of Common Stock issued and outstanding, not including any shares issued under the LTIP, exceeds the total number of shares of Common Stock issued and outstanding as of January 1 of the preceding year, the number of shares available will be increased by an amount such that the total number of shares available for issuance under the LTIP equals 5% of the total number of shares of Common Stock outstanding, not including any shares issued under the LTIP. Lapsed, forfeited or canceled awards will not count against these limits. Cash exercises of SARs and cash settlement of other awards will also not be counted against these limits but the total number of SARs and other awards settled in cash shall not exceed the total number of shares authorized for issuance under the LTIP (without reduction for issuances).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 31, 1997, with respect to (i) persons known to the Company to be beneficial holders of five percent or more of either the outstanding shares of Common Stock, Series A Preferred Stock and Series B Convertible Preferred Stock, (ii) named executive officers and directors of the Company and (iii) all executive officers and directors of the Company as a group.

                                                             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(2)
                                                    --------------------------------------------------------------
                                                                                                  SERIES B
                                                                                                CONVERTIBLE
                                                      COMMON STOCK     SERIES A               PREFERRED STOCK
               NAME AND ADDRESS OF                  ----------------   PREFERRED          ------------------------
               BENEFICIAL OWNER(1)                   NUMBER      %       STOCK      %     NUMBER          %
               -------------------                  ---------   ----   ---------   ----   ------   ---------------
Gary A. Allcorn(3)................................  4,494,839   48.8        --       --   15,000        100.0
  580 Westlake Park Blvd., Suite 1100
  Houston, Texas 77079
David R. Little(4)................................  2,160,139   21.8        --       --      --            --
  580 Westlake Park Blvd., Suite 1100
  Houston, Texas 77079
Bryan H. Wimberly(5)..............................    837,125   10.0        --       --      --            --
  580 Westlake Park Blvd., Suite 1100
  Houston, Texas 77079
Jerry J. Jones(6).................................    719,286    8.0        --       --      --            --
  580 Westlake Park Blvd., Suite 1100
  Houston, Texas 77079
SEPCO Industries, Inc.............................  1,876,042   22.6     1,870     62.5      --            --
  Employee Stock Ownership Plan
  c/o River Oaks Trust Company, Trustee
  2001 Kirby
  Houston, Texas 77210
J. Michael Wappler(7).............................    440,320    5.3        --       --      --            --
  580 Westlake Park Blvd., Suite 1100
  Houston, Texas 77079
Donald E. Tefertiller(8)..........................     93,298    1.1       374     12.5      --            --
  4425 Congressional Drive
  Corpus Christi, Texas 78413
Norman O. Schenk(9)...............................     80,225    1.0       374     12.5      --            --
  4415 Waynesboro
  Houston, Texas 77035
Charles E. Jacob(10)..............................     48,034      *       187      6.3      --            --
  P. O. Box 57
  Maypearl, Texas 76064
Ernest E. Herbert(11).............................     47,377      *       187      6.3      --            --
  57 Coronado Avenue
  Kenner, Louisiana
Thomas V. Orr, Director(12).......................      8,000      *        --       --      --            --
Kenneth H. Miller, Director(13)...................      8,000      *        --       --      --            --
Cletus Davis, Director(14)........................      8,000      *        --       --      --            --
All executive officers, directors and nominees as
  a group (7 persons)(15).........................  8,675,709   74.6        --       --   15,000        100.0

---------------

  *  Less than 1%.

 (1) Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted.

 (2) Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock, Series A Preferred Stock and Series B Convertible Preferred Stock beneficially owned by them.

 (3) Includes 3,425,592 shares of Common Stock and 15,000 shares of Series B Convertible Preferred Stock owned by the Kacey Joyce, Andrea Rae and Nicholas David Little 1988 Trusts (the "Trusts") for which Mr. Allcorn serves as trustee. Because of this relationship, Mr. Allcorn may be deemed to the beneficial owner of such shares and the 840,000 shares of Common Stock issuable upon conversion of the 15,000 shares of Series B Preferred Stock held by the Trusts. Also includes 40,000 shares of Common Stock issuable upon exercise of an option and 14,847 shares of Common Stock held of record by the ESOP for Mr. Allcorn's account.

 (4) Includes 1,600,000 shares of Common Stock issuable to Mr. Little upon exercise of an option and 81,689 shares of Common Stock held of record by the ESOP for Mr. Little's account.

 (5) Includes 100,800 shares of Common Stock owned of record by a trust of which Mr. Wimberly is one-third beneficiary and 97,600 shares of Common Stock issuable upon exercise of an option granted to Mr. Wimberly. Also includes 17,925 shares of Common Stock held by the ESOP for Mr. Wimberly's account.

 (6) Includes 718,400 shares of Common Stock issuable upon exercise of an option granted to Mr. Jones and 886 shares of Common Stock held by the ESOP for Mr. Jones's account.

 (7) Includes 31,239 shares of Common Stock held of record by the ESOP for Mr. Wappler's account.

 (8) Includes 8,000 shares of Common Stock issuable upon exercise of an option and 46,968 shares of Common Stock held of record by the ESOP for Mr. Tefertiller's account.

 (9) Includes 18,625 shares of Common Stock held of record by the ESOP for Mr. Schenk's account.

(10) Includes 16,834 shares of Common Stock held of record by the ESOP for Mr. Jacob's account.

(11) Includes 23,877 shares of Common Stock held of record by the ESOP for Mr. Herbert's account.

(12) Includes 8,000 shares of Common Stock issuable upon exercise of an option.

(13) Includes 8,000 shares of Common Stock issuable upon exercise of an option.

(14) Includes 8,000 shares of Common Stock issuable upon exercise of an option.

(15) See notes (3) through (6) and (12) through (14).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1989, the Company restructured certain loans previously made by the Company to David R. Little, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to which Mr. Little executed two promissory notes in the amounts of $149,910 and $58,737, respectively, each bearing interest at 9% per annum. The notes require monthly payments of $1,349 and $528, respectively. The outstanding balances of such loans at December 31, 1997, were $127,814 and $50,080, respectively.

     In December 1993, the Company loaned Mr. Little approximately $210,940 to purchase 59,800 shares of SEPCO's Class A Common Stock. The loan bore interest at 6% per annum and provided for annual interest payments and one principal payment upon sale of the stock which secured such loan. The loan was repaid on August 5, 1996. The Company from time to time also has made non-interest bearing advances to Mr. Little that as of December 31, 1997 totaled approximately $340,439. The largest aggregate amount of Mr. Little's indebtedness outstanding to the Company during the year ended December 31, 1997 was approximately $638,152.

     Mr. Allcorn, Senior Vice President/Finance and Chief Financial Officer of the Company, is the trustee of three trusts for the benefit of Mr. Little's children, each of which holds 1,141,864 shares of Common Stock and 5,000 shares of Series B Convertible Preferred Stock. Mr. Allcorn exercises sole voting and investment power over the shares held by such trusts.

     Mr. Little personally guaranteed up to $500,000 of the obligations of the Company under the Credit Facility. In addition, all of the shares of Common Stock and Series B Convertible Preferred Stock held in trust for Mr. Little's children have been pledged to such lender to secure the obligations of the Company under the Credit Facility.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) DOCUMENTS INCLUDED IN THIS REPORT:

     1. Financial Statements

                                                              PAGE
                                                              ----
DXP ENTERPRISES AND SUBSIDIARIES:
Report of Independent Public Accounts.......................   21
Audited Consolidated Financial Statements --
  Consolidated Balance Sheets...............................   22
  Consolidated Statements of Earnings.......................   23
  Consolidated Statements of Shareholders' Equity...........   24
  Consolidated Statements of Cash Flows.....................   25
  Notes to Consolidated Financial Statements................   26

  (b) REPORTS ON FORM 8-K:

     None.

  (c) EXHIBITS:

     Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

     Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

     The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           3.1           -- Restated Articles of Incorporation, as amended
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended March 31, 1997, filed with the
                            Commission on May 15, 1997).
           3.2           -- Bylaws (incorporated by reference Exhibit 3.2 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
        +*10.1           -- Index, Inc. Long Term Incentive Plan, as amended.
         +10.2           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Kenneth H. Miller
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.3           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Tommy Orr
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.4           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Cletus Davis
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.5           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Jerry J. Jones (incorporated by reference to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
         +10.6           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Bryan H. Wimberly (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
         +10.7           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and David R. Little (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
         +10.8           -- Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and David R. Little
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.9           -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Jerry J. Jones, as amended
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended September 30, 1997).
         +10.10          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Bryan H. Wimberly
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         +10.11          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Bob Evans (incorporated by
                            reference to Amendment No. 2 to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on October 1, 1996).
         +10.12          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Gary A. Allcorn, as amended
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended September 30, 1997).
          10.13          -- Second Amended and Restated Loan and Security Agreement
                            dated effective as of April 1, 1994, by and between
                            Barclays Business Credit, Inc. and SEPCO Industries,
                            Inc., as amended by First Amendment to Second Amended and
                            Restated Loan and Security Agreement and Secured
                            Promissory Note dated May   , 1995, by and between SEPCO
                            Industries, Inc. and Shawmut Capital Corporation,
                            successor-in-interest by assignment to Barclays Business
                            Credit, Inc., as amended by Second Amendment to Second
                            Amended and Restated Loan and Security Agreement dated
                            April 3, 1996, by and between SEPCO Industries, Inc. and
                            Fleet Capital Corporation, formerly known as Shawmut
                            Capital Corporation, as amended by Third Amendment to
                            Second Amended and Restated Loan and Security Agreement
                            dated September 9, 1996, by and between SEPCO Industries,
                            Inc. and Bayou Pumps, Inc. and Fleet Capital Corporation,
                            as amended by Fourth Amendment to Second Amended and
                            Restated Loan and Security Agreement dated October 24,
                            1996, by and between SEPCO Industries, Inc. American MRO,
                            Inc. and Fleet Capital Corporation and as amended by
                            Letter Agreement dated November 4, 1996, from Fleet
                            Capital Corporation to SEPCO Industries, Inc., Bayou
                            Pumps, Inc. and American MRO, Inc. (incorporated by
                            reference to Amendment No. 4 to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on November 6, 1996).
          10.14          -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          10.15          -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          10.16          -- Vehicle Lease Agreement dated July 28, 1993, by and
                            between World Omni Financial Corp. and SEPCO Industries,
                            Inc. (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          10.17          -- Real Estate Note dated November 8, 1979, by Southern
                            Engine & Pump Company, payable to the order of
                            Southwestern Life Insurance Company (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
         +10.18          -- SEPCO Industries, Inc. Employee Stock Ownership Plan
                            (incorporated by reference to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 13,
                            1996).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.19          -- Fifth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 2, 1997, by and among Sepco
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.1 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.20          -- Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and DXP Acquisition,
                            Inc. d/b/a Strategic Acquisition, Inc. (incorporated by
                            reference to Exhibit 10.2 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
          10.21          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of DXP Acquisition, Inc. d/b/a Strategic
                            Acquisition, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.22          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.23          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Sepco Industries, Inc., guarantying the indebtedness of
                            DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc.
                            to Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.5 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.24          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            American MRO, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.6 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.25          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.7 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.26          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Sepco Industries, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.8 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.27          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of American MRO, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.9 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.28          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Bayou Pumps, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.10 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.29          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Pelican State Supply
                            Company, Inc. to Fleet Capital Corporation (incorporated
                            by reference to Exhibit 10.11 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
          10.30          -- Loan and Security Agreement dated May 29, 1997, by and
                            between Fleet Capital Corporation and Pelican State
                            Supply Company, Inc. (incorporated by reference to
                            Exhibit 10.12 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.31          -- Continuing Guaranty Agreement dated May 29, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.13 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.32          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Sepco Industries, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.14
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.33          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            American MRO, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.15 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.34          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.16
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.35          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of Sepco Industries, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.17
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.36          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of American MRO, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.18
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.37          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of Bayou Pumps, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.19
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
        +*10.38          -- Amendment No. Two to Sepco Industries, Inc. Employee
                            Stock Ownership Plan.
        +*10.39          -- Amendment No. Three to Sepco Industries, Inc. Employee
                            Stock Ownership Plan.
         *11.1           -- Statement re Computation of Per Share Earnings.
         *21.1           -- Subsidiaries of the Company.
         *27.1           -- Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DXP ENTERPRISES, INC.
                                        (Registrant)

                                        By:       /s/ DAVID R. LITTLE
                                           -------------------------------------
                                                      David R. Little
                                                  Chairman of the Board,
                                           President and Chief Executive Officer

Dated: February 26, 1998.

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                       TITLE                       DATE
                      ---------                                       -----                       ----

                 /s/ DAVID R. LITTLE                    Chairman of the Board, President,   February 26, 1998
-----------------------------------------------------     Chief Executive Officer and
                   David R. Little                        Director (Principal Executive
                                                          Officer)

                 /s/ JERRY J. JONES                     Director                            February 26, 1998
-----------------------------------------------------
                   Jerry J. Jones

                 /s/ GARY A. ALLCORN                    Senior Vice President/Finance and   February 26, 1998
-----------------------------------------------------     Chief Financial Officer
                   Gary A. Allcorn                        (Principal Financial and
                                                          Accounting Officer)

                /s/ BRYAN H. WIMBERLY                   Director                            February 26, 1998
-----------------------------------------------------
                  Bryan H. Wimberly

                  /s/ CLETUS DAVIS                      Director                            February 26, 1998
-----------------------------------------------------
                    Cletus Davis

                /s/ KENNETH H. MILLER                   Director                            February 26, 1998
-----------------------------------------------------
                  Kenneth H. Miller

                  /s/ THOMAS V. ORR                     Director                            February 26, 1998
-----------------------------------------------------
                    Thomas V. Orr

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------

           3.1           -- Restated Articles of Incorporation, as amended
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended March 31, 1997, filed with the
                            Commission on May 15, 1997).
           3.2           -- Bylaws (incorporated by reference Exhibit 3.2 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
        +*10.1           -- Index, Inc. Long Term Incentive Plan, as amended.
         +10.2           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Kenneth H. Miller
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.3           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Tommy Orr
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.4           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Cletus Davis
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.5           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Jerry J. Jones (incorporated by reference to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
         +10.6           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Bryan H. Wimberly (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
         +10.7           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and David R. Little (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
         +10.8           -- Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and David R. Little
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.9           -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Jerry J. Jones, as amended
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended September 30, 1997).
         +10.10          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Bryan H. Wimberly
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         +10.11          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Bob Evans (incorporated by
                            reference to Amendment No. 2 to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on October 1, 1996).
         +10.12          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Gary A. Allcorn, as amended
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended September 30, 1997).
          10.13          -- Second Amended and Restated Loan and Security Agreement
                            dated effective as of April 1, 1994, by and between
                            Barclays Business Credit, Inc. and SEPCO Industries,
                            Inc., as amended by First Amendment to Second Amended and
                            Restated Loan and Security Agreement and Secured
                            Promissory Note dated May   , 1995, by and between SEPCO
                            Industries, Inc. and Shawmut Capital Corporation,
                            successor-in-interest by assignment to Barclays Business
                            Credit, Inc., as amended by Second Amendment to Second
                            Amended and Restated Loan and Security Agreement dated
                            April 3, 1996, by and between SEPCO Industries, Inc. and
                            Fleet Capital Corporation, formerly known as Shawmut
                            Capital Corporation, as amended by Third Amendment to
                            Second Amended and Restated Loan and Security Agreement
                            dated September 9, 1996, by and between SEPCO Industries,
                            Inc. and Bayou Pumps, Inc. and Fleet Capital Corporation,
                            as amended by Fourth Amendment to Second Amended and
                            Restated Loan and Security Agreement dated October 24,
                            1996, by and between SEPCO Industries, Inc. American MRO,
                            Inc. and Fleet Capital Corporation and as amended by
                            Letter Agreement dated November 4, 1996, from Fleet
                            Capital Corporation to SEPCO Industries, Inc., Bayou
                            Pumps, Inc. and American MRO, Inc. (incorporated by
                            reference to Amendment No. 4 to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on November 6, 1996).
          10.14          -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          10.15          -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          10.16          -- Vehicle Lease Agreement dated July 28, 1993, by and
                            between World Omni Financial Corp. and SEPCO Industries,
                            Inc. (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          10.17          -- Real Estate Note dated November 8, 1979, by Southern
                            Engine & Pump Company, payable to the order of
                            Southwestern Life Insurance Company (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
         +10.18          -- SEPCO Industries, Inc. Employee Stock Ownership Plan
                            (incorporated by reference to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 13,
                            1996).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.19          -- Fifth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 2, 1997, by and among Sepco
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.1 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.20          -- Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and DXP Acquisition,
                            Inc. d/b/a Strategic Acquisition, Inc. (incorporated by
                            reference to Exhibit 10.2 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
          10.21          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of DXP Acquisition, Inc. d/b/a Strategic
                            Acquisition, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.22          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.23          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Sepco Industries, Inc., guarantying the indebtedness of
                            DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc.
                            to Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.5 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.24          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            American MRO, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.6 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.25          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.7 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.26          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Sepco Industries, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.8 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.27          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of American MRO, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.9 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.28          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Bayou Pumps, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.10 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.29          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Pelican State Supply
                            Company, Inc. to Fleet Capital Corporation (incorporated
                            by reference to Exhibit 10.11 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
          10.30          -- Loan and Security Agreement dated May 29, 1997, by and
                            between Fleet Capital Corporation and Pelican State
                            Supply Company, Inc. (incorporated by reference to
                            Exhibit 10.12 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.31          -- Continuing Guaranty Agreement dated May 29, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.13 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.32          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Sepco Industries, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.14
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.33          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            American MRO, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.15 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.34          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.16
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.35          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of Sepco Industries, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.17
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.36          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of American MRO, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.18
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.37          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of Bayou Pumps, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.19
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
        +*10.38          -- Amendment No. Two to Sepco Industries, Inc. Employee
                            Stock Ownership Plan.
        +*10.39          -- Amendment No. Three to Sepco Industries, Inc. Employee
                            Stock Ownership Plan.
         *11.1           -- Statement re Computation of Per Share Earnings.
         *21.1           -- Subsidiaries of the Company.
         *27.1           -- Financial Data Schedule.