Form 10-Q
period 1998-03-31
DXP ENTERPRISES INC
filed 1998-05-14
CIK 1020710

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1998:

                             Common Stock: 8,314,845

Item 1:  Financial Statement

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, except Per Share Amounts)

                                                                      March 31,    December 31,
                                                                        1998           1997
                                                                    -----------    ------------
                                                                    (Unaudited)
                              Assets
Current assets:
   Cash                                                               $  2,259      $    736
   Trade accounts receivable, net of allowance for doubtful
      accounts of $608 and $476, respectively                           26,830        25,707
   Inventory                                                            28,922        26,018
   Prepaid expenses and other current assets                             1,107           996
   Deferred income taxes                                                   796           722
                                                                      --------      --------
Total current assets                                                    59,914        54,179
Property, plant and equipment, net                                      10,384        10,403
Other assets                                                             6,864         3,054
                                                                      --------      --------
Total assets                                                            77,162        67,636
                                                                      ========      ========

               Liabilities and Shareholders' Equity

Current liabilities:
   Trade accounts payable                                               18,197        14,368
   Employee compensation                                                 1,224         1,384
   Other accrued liabilities                                             1,082           704
   Current portion of long-term debt                                     1,198         1,461
                                                                      --------        ------
Total current liabilities                                               21,701        17,917
Long-term debt, less current portion                                    38,245        33,395
Deferred compensation                                                      739           739
Deferred income taxes                                                      514           479
Equity subject to redemption:
   Series A preferred stock--1,122 shares                                  112           112
   Common stock, 280,428 shares                                          1,963         1,963
Shareholders' Equity:
   Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share; 1,000,000
     shares authorized; 2,992 shares issued and outstanding:                 2             2
   Series B convertible preferred stock, 1/10th vote per share;
     $1.00 par value; $100 stated value; liquidation preference of $100 per share; 1,000,000 shares authorized; 17,700
     shares issued and outstanding                                          18            18
   Common stock, $.01 par value, 50,000,000 shares
     authorized; 8,375,717 shares issued, of which 8,034,417
     shares are outstanding, 280,428 shares are equity subject to
     redemption, and 60,872 shares are treasury stock                       80            80
   Paid-in capital                                                         852           852
   Retained earnings                                                    13,516        12,659
   Treasury stock                                                         (580)         (580)
                                                                      --------      --------
Total shareholders' equity                                              13,888        13,031
Total liabilities and shareholders' equity                            $ 77,162      $ 67,636
                                                                      ========      ========



            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, except Per Share Amounts)

                                                   Three Months Ended
                                                         March 31
                                                  1998            1997
                                                 --------      --------
Sales                                            $ 49,004      $ 30,129
Cost of sales                                      36,419        21,756
                                                 --------      --------
Gross Profit                                       12,585         8,373
Selling, general and administrative expenses       10,508         7,043
                                                 --------      --------
Operating income                                    2,077         1,330
Other income                                          176           429
Interest expense                                     (785)         (539)
                                                 --------      --------
Income before income taxes                          1,468         1,220
Provision for income taxes                            590           429
                                                 --------      --------
Net income                                       $    878      $    791
Preferred stock dividend                               21            38
                                                 --------      --------
Net Income attributable to common
    Shareholders                                 $    857      $    753
                                                 ========      ========
Basic earnings per common share                  $    .10      $    .09
                                                 --------      --------
Common shares outstanding                           8,315         7,994
                                                 --------      --------
Diluted earnings per share                       $    .08      $    .07
                                                 --------      --------
Common and common equivalent shares
outstanding                                        11,401        10,984
                                                 --------      --------



            See notes to condensed consolidated financial statements.

                                  DXP ENTERPRISES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)
                                              (In Thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    1998          1997
                                                                  --------      --------
OPERATING ACTIVITIES:
Net cash provided by operating activities                         $  3,415      $  1,006

INVESTING ACTIVITIES:
Purchase of Tri-Electric Supply net assets                          (6,208)          --

Purchase of property and equipment                                    (250)         (227)
                                                                  --------      --------
Net cash used in investing activities                               (6,458)         (227)

FINANCING ACTIVITIES:
Proceeds from debt                                                  53,634        29,205
Principal payments on revolving line of credit, long-term and
    Subordinated debt, and notes payable to bank                   (49,047)      (29,844)
Dividends paid                                                         (21)          (38)
                                                                  --------      --------
Net cash provided by financing activities                            4,566          (677)
                                                                  --------      --------
INCREASE(DECREASE) IN CASH                                           1,523           102
CASH AT BEGINNING OF PERIOD                                            736           876
                                                                  --------      --------
CASH AT END OF PERIOD                                             $  2,259      $    979
                                                                  ========      ========


            See notes to condensed consolidated financial statements.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K Annual Report for the year ended December 31,1997, filed with the Securities and Exchange Commission.

Note 2:  The Company

DXP Enterprises, Inc. (the "Company") was incorporated on July 26, 1996 in the State of Texas. The Company is a leading supplier of maintenance, repair and operating ("MRO") products, equipment and services to industrial customers. The Company provides MRO products in the following categories: fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical supplies. The Company also offers a line of valve and valve automation products to its customers.


Note 3:  Inventory

The Company uses the last-in, first-out (LIFO) method of inventory valuation for approximately 56 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:


                                3/31/98     12/31/97
                               --------     --------
                                  (in  thousands)
Finished goods                 $ 29,976     $ 27,280
Work in process                   2,697        2,276
                               --------     --------

Inventories at FIFO              32,673       29,556
Less - LIFO allowance            (3,751)      (3,538)
                               --------     --------

Inventories                    $ 28,922     $ 26,018
                               ========     ========

Note 4:  Acquisition

On February 26, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of Tri-Electric Supply, Ltd ("Tri-Electric"). The purchase price consisted of $6.2 million in cash, assumption of $1.6 million of trade payables and other accrued expenses and a deferred payment up to a maximum of $275,000 based on the earnings before interest and taxes and depreciation of the acquired company to be paid on March 31, 1999, if earned. The results of operations of Tri-Electric are included in the consolidated statements of income from the date of acquisition. Goodwill of $3.9 million was recorded in connection with the acquisition. The acquisition has been accounted for using the purchase method of accounting.

The Company is continuing its evaluation of the acquisition of Tri-Electric as it relates to the purchase price allocation. The allocation of the purchase price is based on the best estimates of the Company using information currently available. Certain adjustments relating to this acquisition are subject to change based upon the final determination of the fair values of the net assets acquired.


Note 5:  Long-Term Debt

The Company has secured lines of credit for up to $40 million with an institutional lender. The rate of interest ranges from LIBOR plus 2.25 percent to prime plus .50 percent (8.50 percent at March 31, 1998). The line of credit is secured by receivables, inventory, and machinery and equipment and matures January, 1999. An executive officer of the Company, who is also a shareholder of the Company, has personally guaranteed up to $500,000 of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure this line of credit. The borrowings available under the existing lines of credit at March 31, 1998 approximated $3.1 million. This facility includes loan covenants, which, among other things, require the Company to maintain a positive cash flow and other financial ratios, which are measured monthly. During April 1998, the Company amended its Credit Facility. (See Note 6)


Note 6:  Subsequent Events

Effective April 29th, 1998, the Company amended its lines of credit with its lender. The restructure provided for a combined line of credit for up to $50 million. Additionally, the loan restructure increased the Company's term loan from $4.9 million to $9.9 million upon conversion of $5.0 million of the amounts outstanding under the revolving loan to the term loan. The amended credit facility provides for a $15.0 million acquisition term loan to be used for acquisitions provided certain customary provisions related to combined cash flows and acquisition pricing are met. Additionally, interest rates will range from LIBOR plus 1.50 to LIBOR plus 3.00 depending upon the relationship of the Company's debt to cash flow and financial covenants tied to debt service levels and cash flow.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues for the three months ended March 31, 1998 increased 62.7% to $49.0 million from the three months ended March 31, 1997. The Company's acquisitions during the period accounted for $14.5 million of the $18.9 million increase in revenues. Sales of bearings and power transmission equipment for the quarter ended March 31, 1998 increased 19.6%, or $2.4 million over the comparable period in 1997, accounting for 7.8% of the revenue increase. Sales of valve and valve automation equipment increased 39.8%, or $.7 million over the comparable period in 1997, accounting for 2.2% of the revenue increase. During the three months ended March 31, 1998, sales of pumps and pump products increased 4.5%, or $1.3 million, over the comparable period in 1997, accounting for 5.6% of the revenue increase.

Gross margins decreased 2.1% for the first quarter of 1998 as compared to the first quarter of 1997, from 27.8% of sales to 25.7%. The decrease in gross margin is attributable to lower margins associated with the two businesses acquired in May, 1997 and a third in February, 1998. The Company currently expects some increase in manufacturers prices to continue due to increased raw material costs and strong market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

Selling, general and administrative expense decreased as a percentage of revenues by 1.9% for the first quarter of 1998 as compared to the first quarter of 1997.

Operating income for the three month period ended March 31, 1998 was consistent as a percentage of revenues as compared to the first quarter of 1997.

Interest expense during the first quarter of 1998 increased by $246,000 to $785,000 compared to the first quarter of 1997. Long-term debt at March 31, 1998 increased by $15.5 million as a result of the financing of two acquisitions during the second quarter of 1997 and a third during the first quarter of 1998, resulting in greater interest costs. Average interest rates were consistent during the three months ended March 31, 1998 as compared to the same period in 1997.

The Company's provision for income taxes for the three months ended March 31, 1998 increased by $161,000 compared to the same period of 1997, as a result of the increase in profits.

Net income for the three month period ended March 31, 1998, increased $87,000 from the three month period ended March 31, 1997 due to the increase in revenue volume and the decrease of selling, general and administrative expenses as a percentage of revenue.


Liquidity and Capital Resources

Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the credit facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had $3.1 million available for borrowings under its working capital line of credit at March 31, 1998. Working capital at March 31, 1998 and December 31, 1997 was $38.2 million and $36.5 million, respectively. During the first three months of 1998 and the year 1997, the Company collected its trade receivables in approximately 49 and 46 days, respectively, and turned its inventory approximately five times on an annualized basis.

Subsequent to the end of the first quarter of 1998, the Company amended the Credit Facility and currently has a combined line of credit for up to $50 million. Additionally, the loan restructure increased the Company's term loan from $4.9 million to $9.9 million upon conversion of $5.0 million of the amounts outstanding under the revolving loan to the term loan. The amended credit facility provides for a $15.0 million acquisition term loan to be used for acquisitions provided certain customary provisions related to combined cash flows and acquisition pricing are met. Additionally, interest rates will range from LIBOR plus 1.50 to LIBOR plus 3.00 depending upon the relationship of the Company's debt to cash flow and financial covenants tied to debt service levels and cash flow. The line of credit is secured by receivables, inventory, and machinery and equipment and matures January, 2000. The facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as tangible net worth less than five to one and current assets to current liabilities greater than two to one.

The Company generated cash from operating activities of $3.4 million in the first three months of 1998 as compared to $1.0 million during the first three months of 1997 due primarily to a reduction in the net working capital components during the first three months of 1998.

The Company had capital expenditures of approximately $250,000 for the first three months of 1998 as compared to $227,000 during the same period of 1997. Capital expenditures in the first three months of 1998 were primarily related to computer hardware ($136,000). Capital expenditures for 1997 were predominantly for the expansion of a facility in LaPorte, Texas ($80,000), leasehold improvements and furniture and fixtures at the corporate office and for office equipment and computer automation.

On February 26, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Tri-Electric Supply, Ltd ("Tri-Electric"). The purchase price consisted of $6.2 million in cash, assumption of 1.6 million of trade payables and other accrued expenses and a deferred payment of up to a maximum of $275,000 based on the earnings before interest and taxes and depreciation of the acquired Company to be paid on March 31, 1999, if earned. The results of operations of Tri-Electric are included in the consolidated statements of income from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition.

The Company expects that its software will be year 2000 compatible by the end of 1998. The upgrading of the Company's software to address year 2000 issues is being handled through new releases of current software. All costs associated with year 2000 issues will be included as part of normal software upgrades or operating costs, as appropriate. The Company does not believe that any of the costs associated with year 2000 issues will be material to its financial condition or results of operations.

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

Item 2.  Changes in Securities-None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders-None

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

Risks Associated With Acquisition Strategy

Future results for the company will depend in part on the success of the Company in implementing its acquisition strategy. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relationships. The ability of the Company to implement this strategy will be dependent on its ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. Although the Company is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. In addition, acquisitions involve a number of specific risks, including possible adverse effects on the Company's operating results, diversion of management's attention and failure to retain key acquired personnel, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company or other industrial supply distributors acquired in the future will achieve anticipated revenues and earnings. In addition, the Credit Facility contains certain restrictions that could adversely affect its ability to implement its acquisition strategy. Such restrictions include a provision prohibiting the Company from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lender. There can be no assurance that the Company will be able to obtain the lender's consent to any of its proposed acquisitions.

Risks Related to Acquisition Financing

The Company currently intends to finance acquisitions by using shares of its common stock, par value $.01 per share (the "Common Stock"), for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their business, the Company may be required to use more of its cash resources, if available, to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. Under the Credit Facility, all available cash generally is applied to reduce outstanding borrowings. As of March 31, 1998, the Company had $3.1 million available under the Credit Facility, and there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on terms the Company deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Risks Related to Growth Strategy

Future results for the Company also will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines. The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource and American MRO programs. The Company acquired the assets of two companies in the second quarter of 1997 and another in the first quarter of 1998 and plans to acquire other distributors with complementary or desirable product lines and customer bases. Although the Company intends to increase sales and product offerings to the customers of these and other acquired companies, reduce costs through consolidating certain administrative and sales functions and integrate the acquired companies' management information systems with the Company's system, there can be no assurance that the Company will be successful in these efforts.

Substantial Competition

The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than the Company. Although many of the Company's traditional distribution competitors are small enterprises selling to customers in a limited geographic area, the Company also competes with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are being offered by the Company's SmartSource and American MRO programs. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than the Company. The Company's competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.

Risks of Economic Trends

Demand for the Company's products is subject to changes in the United States economy in general and economic trends affecting the Company's customer and the industries in which they compete in particular. Many of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, the Company may experience changes in demand for its products as changes occur in the markets of its customers.

Dependence on Key Personnel

The Company will continue to be dependent to a significant extent upon the efforts and ability of David R. Little, its Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Little or any other executive officer of the company could have a material adverse effect on the Company's financial condition and results of operations. The Company does not maintain key-man life insurance on Mr. Little or on the lives of its other executive officers. In addition, the Company's ability to grow successfully will be dependent upon its ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely effect the Company's business, financial condition and results of operations.

Dependence on Supplier Relationships

The Company has distribution rights for certain product lines and depends on these distribution rights for a substantial portion of its business. Many of these distribution rights are pursuant to contracts that are subject to cancellation upon little or no prior notice. The termination or limitation by any key supplier of its relationship with the Company could have a material adverse affect on the Company's business, financial condition and results of operations.

Risks Associated with Hazardous Materials

Certain of the Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although the Company believes that it has adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Sixth Amendment to Second Amended and Restated Loan and Security Agreement and Amendment to Other Agreements dated April 29, 1998, by and among SEPCO Industries, Inc., Bayou Pumps, Inc. and American MRO, Inc. and Fleet Capital Corporation.
              10.2 Amendment to Loan and Security Agreement dated April 29, 1998, by and between Pelican State Supply Company, Inc. and Fleet Capital Corporation.
              10.3 Amendment to Loan and Security Agreement dated April 29, 1998, by and between DXP Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital Corporation.
              10.4 Secured Promissory Note dated April 29, 1998, payable by SEPCO Industries, Inc., Bayou Pumps, Inc. and American MRO, Inc. to Fleet Capital Corporation.
              11.1  Statement re:  Computation of Per Share Earnings
              27.1  Financial Data Schedule
              27.2  Restated Financial Data Schedules

         (b)  Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     DXP Enterprises, Inc.



Date: May 14, 1998                   By: /s/ GARY A. ALLCORN
                                         ---------------------------------------
                                         Gary A. Allcorn
                                         Senior Vice President/Finance and Chief
                                         Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer)

 Exhibit
 Number                        EXHIBIT INDEX
 -------                       -------------

  10.1 Sixth Amendment to Second Amended and Restated Loan and Security Agreement and Amendment to Other Agreements dated April 29, 1998, by and among SEPCO Industries, Inc., Bayou Pumps, Inc. and American MRO, Inc. and Fleet Capital Corporation.
  10.2 Amendment to Loan and Security Agreement dated April 29, 1998, by and between Pelican State Supply Company, Inc. and Fleet Capital Corporation.
  10.3 Amendment to Loan and Security Agreement dated April 29, 1998, by and between DXP Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital Corporation.
  10.4 Secured Promissory Note dated April 29, 1998, payable by SEPCO Industries, Inc., Bayou Pumps, Inc. and American MRO, Inc. to Fleet Capital Corporation.
  11.1       Statement re:  Computation of Per Share Earnings
  27.1       Financial Data Schedule
  27.2       Restated Financial Data Schedules