Form 10-Q/A
period 1998-03-31
DXP ENTERPRISES INC
filed 1998-05-22
CIK 1020710

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q
                                       ON
                                  FORM 10-Q-A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                             Common Stock: 8,314,845

DXP Enterprises, Inc. hereby amends Part I of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as follows:



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


The Company recently entered into letters of intent to acquire the electrical product distribution assets and operations of Lucky Electric Supply, Inc. and the pump distribution assets and operations of M.W. Smith Equipment, Inc. for a total consideration of approximately $6.0 million, $1.0 million in cash and $5.0 million in notes.

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


Subsequent to the end of the first quarter of 1998, the Company entered into letters of intent to acquire the electrical product distribution assets and operations of Lucky Electric Supply, Inc. and the pump distribution assets and operations of M.W. Smith Equipment, Inc. for a total consideration of approximately $6.0 million, $1.0 million in cash and $5.0 million in notes.


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



                                     DXP Enterprises, Inc.



Date: May 22, 1998                   By: /s/ GARY A. ALLCORN
                                         ---------------------------------------
                                         Gary A. Allcorn
                                         Senior Vice President/Finance and Chief
                                         Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer)