Form 10-Q
period 1998-06-30
DXP ENTERPRISES INC
filed 1998-08-10
CIK 1020710

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of July 10, 1998 (restated to reflect the two-to-one stock split effected July 17, 1998:)

                             Common Stock: 4,158,960

On May 20, 1998, the Board of Directors of DXP Enterprises, Inc., a Texas corporation ("DXP" or the "Company"), approved an amendment to the Company's Restated Articles of Incorporation providing for a two-to-one reverse split of the Company's Common Stock. On July 6, 1998, the Company's shareholders approved the reverse stock split, which was effected on July 17, 1998. Unless otherwise noted, the information in this Report has been restated to give effect to the reverse stock split.

Part 1.  Financial Information
Item 1:  Financial Statement

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, except Per Share Amounts)

                                                                          June 30,   December 31,
                                                                            1998         1997
                                                                          --------     --------
                                                                        (Unaudited)
                             Assets
Current assets:
   Cash                                                                   $  1,892     $    736
   Trade accounts receivable, net of allowance for doubtful
      accounts of $1130 and $476, respectively                              27,630       25,707
   Inventory                                                                29,666       26,018
   Prepaid expenses and other current assets                                 1,654          996
   Deferred income taxes                                                       900          722
                                                                          --------     --------
Total current assets                                                      $ 61,742     $ 54,179
Property, plant and equipment, net                                          12,349       10,403
Goodwill                                                                     9,734        2,623
Other assets                                                                   376          431
                                                                          --------     --------
Total assets                                                              $ 84,201     $ 67,636
                                                                          ========     ========

              Liabilities and Shareholders' Equity

Current liabilities:
   Trade accounts payable                                                 $ 16,169     $ 14,368
   Employee compensation                                                     1,395        1,384
   Other accrued liabilities                                                   625          704
   Current portion of long-term debt                                         1,214        1,461
                                                                          --------     --------
Total current liabilities                                                 $ 19,403     $ 17,917
Long-term debt, less current portion                                        46,436       33,395
Deferred compensation                                                          739          739
Deferred income taxes                                                          559          479
Equity subject to redemption:
   Series A preferred stock--1,122 shares                                      112          112
   Common stock, 140,214 shares                                              1,963        1,963
Shareholders' equity:
   Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share; 1,000,000
     shares authorized; 2,992 shares issued and outstanding:                     2            2
   Series B convertible preferred stock, 1/10th vote per share;
     $1.00 par value; $100 stated value; liquidation preference of $100 per share; 1,000,000 shares authorized; 17,700
     shares issued and outstanding                                              18           18
   Common stock, $.01 par value, 100,000,000
     shares authorized; 4,187,859 shares issued, of which 4,017,209 shares are outstanding, 140,214 shares are equity subject to
     redemption, and 30,436 shares are treasury stock                           40           40
   Paid-in capital                                                             892          892
   Retained earnings                                                        14,617       12,659
   Treasury stock                                                             (580)        (580)
                                                                          --------     --------
Total shareholders' equity                                                  14,989       13,031
                                                                          --------     --------
Total liabilities and shareholders' equity                                $ 84,201     $ 67,636
                                                                          ========     ========



            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In Thousands, except Per Share Amounts)


                                                        Three Months Ended          Six Months ended
                                                              June 30                    June 30
                                                      -----------------------     -----------------------
                                                         1998          1997          1998         1997
                                                      ---------     ---------     ---------     ---------
Sales                                                 $  52,586     $  39,341     $ 101,590     $  69,470
Cost of sales                                            38,839        28,615        75,258        50,371
                                                      ---------     ---------     ---------     ---------
Gross profit                                             13,747        10,726        26,332        19,099
Selling, general and administrative expenses             11,310         9,304        21,818        16,347
                                                      ---------     ---------     ---------     ---------
Operating income                                          2,437         1,422         4,514         2,752
Other income                                                342           466           518           895
Interest expense                                           (909)         (628)       (1,694)       (1,167)
                                                      ---------     ---------     ---------     ---------
Income before income taxes                                1,870         1,260         3,338         2,480
Provision for income taxes                                  745           459         1,335           888
                                                      ---------     ---------     ---------     ---------
Net income                                            $   1,125     $     801     $   2,003     $   1,592
Preferred stock dividend                                     23            33            44            71
                                                      ---------     ---------     ---------     ---------
Net income attributable to common
    shareholders                                      $   1,102     $     768     $   1,959     $   1,521
                                                      =========     =========     =========     =========
Basic earnings per common share                       $     .26     $     .19     $     .47     $     .38
                                                      =========     =========     =========     =========
Common shares outstanding                                 4,164         4,012         4,160         4,012
                                                      =========     =========     =========     =========
Diluted earnings per share                            $     .20     $     .14     $     .35     $     .29
                                                      =========     =========     =========     =========
Common and common equivalents shares
outstanding                                               5,675         5,564         5,671         5,564
                                                      =========     =========     =========     =========














            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                            1998         1997
                                                                          --------     --------
OPERATING ACTIVITIES:
Net cash provided by operating activities                                 $  3,240     ($ 1,586)

INVESTING ACTIVITIES:
Purchase of Tri-Electric Supply, Ltd. net assets                            (6,208)        -
Purchase of Strategic Supply net assets                                        -         (4,118)
Purchase of Pelican State Supply common stock                                  -         (1,070)
Purchase of Lucky Electric & Supply, Inc. net assets                        (2,206)        -
Purchase of Mark W. Smith Equipment, Inc. net assets                        (4,206)        -
Purchase of property and equipment                                          (2,214)        (469)
                                                                          --------     --------
Net cash used in investing activities                                      (14,834)     ( 5,657)

FINANCING ACTIVITIES:
Proceeds from debt                                                          94,456       73,463
Principal payments on revolving line of credit, long-term and
    Subordinated debt, and notes payable to bank                           (81,662)     (66,444)
Acquisition of common stock                                                                (581)
Dividends paid                                                                 (44)         (71)
                                                                          --------     --------
Net cash provided by financing activities                                   12,750        6,367
                                                                          --------     --------
INCREASE (DECREASE) IN CASH                                                  1,156         (876)
CASH AT BEGINNING OF PERIOD                                                    736          876
                                                                          --------     --------
CASH AT END OF PERIOD                                                     $  1,892         -
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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K Annual Report for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

Note 2:  The Company

DXP was incorporated on July 26, 1996 in the State of Texas. The Company is a leading supplier of maintenance, repair and operating ("MRO") products, equipment and services to industrial customers. The Company provides MRO products in the following categories: fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical supplies. The Company also offers a line of valve and valve automation products to its customers.


Note 3:  Inventory

The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 55 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:



                                June 30,   December 31,
                                  1998         1997
                                --------     --------
                                      (in thousands)

Finished goods                    $ 30,928     $ 27,280
Work in process                      2,599        2,276
                                  --------     --------

Inventories at FIFO                 33,527       29,556
Less - LIFO allowance               (3,861)      (3,538)
                                  --------     --------

Inventories                       $ 29,666     $ 26,018
                                  ========     ========

Note 4:  Acquisitions


On February 26, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of Tri-Electric Supply, Ltd ("Tri-Electric"). The purchase price consisted of $6.2 million in cash, assumption of $1.6 million of trade payables and other accrued expenses and a deferred payment of up to a maximum of $275,000, based on the earnings before interest and taxes and depreciation of the acquired company, to be paid on March 31, 1999, if earned. The results of operations of Tri-Electric are included in the consolidated statements of income of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition. Goodwill may be adjusted based upon the final purchase price; however, it is anticipated that any such adjustment will be minimal.

On May 31, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of Lucky Electric & Supply, Inc. ("Lucky Electric"). The purchase price consisted of approximately $1.5 million in cash, a $735,000 promissory note and the assumption of $149,000 of trade payables and other accrued expenses. The results of operations of Lucky Electric are included in the consolidated statements of income of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $0.6 million was recorded in connection with the acquisition. Goodwill may be adjusted based upon the final purchase price; however, it is anticipated that any such adjustment will be minimal.

Effective as of May 31, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of M.W. Smith Equipment, Inc. ("Smith Equipment"). The purchase price consisted of approximately $4.2 million in cash and the assumption of $618,000 of trade payables and other accrued expenses. The results of operations of Smith Equipment are included in the consolidated statements of income of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $2.7 million was recorded in connection with the acquisition. Goodwill may be adjusted based upon the final purchase price; however, it is anticipated that any such adjustment will be minimal.

The Company is continuing its evaluation of the above mentioned acquisitions as they relate to the purchase price allocation. The allocation of the purchase price is based on the best estimates of the Company using information currently available. Certain adjustments relating to these acquisitions are subject to change based upon the final determination of the fair values of the net assets acquired.


Note 5:  Long-Term Debt


The Company currently has a combined line of credit for $50 million with a bank lender (the "Credit Facility"). During the second quarter of 1998, the Company and the lender amended the Credit Facility. The amendment increased the term loan component of the Credit Facility from approximately $4.9 million to approximately $12.4 million upon conversion of $5.0 million of the amounts outstanding under the revolving loan component to the term loan component and authorized an additional $2.5 million term loan component to be used for the purchase and renovation of real property to serve as the Company's corporate headquarters. To date, $1.7 million has been advanced under the real property term loan component. The Credit Facility, as amended, provides for a $15.0 million acquisition term loan to be used for acquisitions provided certain customary provisions related to combined cash flows and acquisition pricing are met. To date, $3.5 million has been advanced under the acquisition term loan. Interest rates will range from LIBOR plus 1.50 to LIBOR plus 3.00 depending upon the relationship of the Company's debt to cash flow and financial covenants tied to debt service levels and cash flow. The Company currently has borrowings under the Credit Facility of $13.0 million at LIBOR plus 2.00

(approximately 7.70 percent). The remainder of the Company's borrowings under the Credit Facility bear interest at prime plus .50 percent (9.00 percent at June 30, 1998) for a weighted average interest rate of 8.66 percent.

Borrowings under the Credit Facility are secured by receivables, inventory, and machinery and equipment and matures January, 2000. An executive officer of the Company, who is also a shareholder and director of the Company, has personally guaranteed up to $500,000 of the obligations of the Company under the Credit Facility line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure borrowings under the Credit Facility. The borrowings available under the Credit Facility existing lines of credit at June 30, 1998 approximated $5.2 million. The facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios.

Note 6:  Subsequent Events

On May 20, 1998, the Company's board of directors approved an amendment to the Company's Restated Articles of Incorporation providing for a two-to-one reverse stock split of the Company's Common Stock. Common stock, Paid-in-capital and Per share amounts have been restated to reflect the reverse split. On July 6, 1998, the Company's shareholders approved the reverse split. The reverse split was effected on July 17, 1998.

The Company recently entered into a letter of intent to acquire the electrical product distribution assets and operations of Texas Electrical Supply Company ("TESCO") (the "Proposed Acquisition") for a total consideration of approximately $2.7 million in cash. Based on information provided to the Company, TESCO had $14.0 million in revenues in 1997. The Proposed Acquisition will expand the Company's electrical distribution capabilities.

On July 17, 1998, the Company entered into an agreement with one of its shareholders to purchase 43,000 shares of Common Stock from the shareholder for $401,000, payable in two installments of $200,500 each. The first installment is due on or before September 1, 1998 and the second installment is due at anytime after January 1, 1999 and before June 1, 1999.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues for the three months ended June 30, 1998 increased 33.7% to $52.6 million from the three months ended June 30, 1997. The Company's acquisitions during the period accounted for $13.0 million of the $13.2 million increase in revenues. Sales of bearings and power transmission equipment for the quarter ended June 30, 1998 decreased 2.6%, or $.4 million over the comparable period in 1997. Sales of valve and valve automation equipment increased 26.0%, or $.6 million over the comparable period in 1997, accounting for 1.4% of the revenue increase. During the three months ended June 30, 1998, sales of fluid handling equipment remained consistent over the comparable period in 1997.

Gross margins decreased 1.1% for the second quarter of 1998 as compared to the second quarter of 1997, from 27.2% of sales to 26.1%. The decrease in gross margin is attributable to a change in the product mix sold by the Company due to acquisitions made in 1997 and 1998. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and strong market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

Selling, general and administrative expense decreased as a percentage of revenues by 2.1% for the second quarter of 1998 as compared to the second quarter of 1997, due primarily to an effort to maintain or reduce operating expenses where possible.

Operating income for the three month period ended June 30, 1998 increased as a percentage of revenues by 1.0% to 4.6% as compared to the second quarter of 1997.

Interest expense during the second quarter of 1998 increased by $281,000 to $909,000 compared to the second quarter of 1997. Long-term debt at June 30, 1998 increased by $11.9 million as a result of the financing of two acquisitions during the second quarter of 1997, a third during the first quarter of 1998, two acquisitions during the second quarter of 1998 and the purchase of real property to be used as the Company's corporate headquarters, resulting in greater interest costs. Average interest rates were consistent during the three months ended June 1998 as compared to the same period in 1997.

The Company's provision for income taxes for the three months ended June 30, 1998 increased by $286,000 as compared to the same period of 1997, as a result of the increase in profits.

Net income for the three month period ended June 30, 1998 increased $324,000 from the three month period ended June 30, 1997 due to the increase in revenue volume and the decrease in selling, general and administrative expenses as a percentage of revenue.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues for the six months ended June 30, 1998 increased 46.2% to $101.6 million from the six months ended June 30, 1997. The Company's acquisitions during the period accounted for $27.5 million of the $32.1 million increase in revenues. Sales of bearings and power transmission equipment for the six months ended June 30, 1998 increased 6.6%, or $1.7 million over the comparable period in 1997, accounting for 2.4% of the revenue increase. Sales of valve and valve automation equipment increased 32.1%, or $1.2 million over the comparable period in 1997, accounting for 1.7% of the revenue increase. During the six months ended June 30, 1998, sales of fluid handling equipment increased 4.9%, or $1.7 million, over the comparable period in 1997, accounting for 2.5% of the revenue increase.

Gross margins decreased 1.6% in the first half of 1998 as compared to 1997, from 27.5% of sales to 25.9%. The decrease in gross margin is attributable to a change in the product mix sold by the Company due to acquisitions made in 1997 and 1998. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and strong market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

Selling, general and administrative expense decreased as a percentage of revenues by 2.0% for the first half of 1998 as compared to the first half of 1997, due primarily to an effort to maintain or reduce operating expenses where possible.

Operating income for the six month period ended June 30, 1998 was consistent as a percentage of revenues as compared to the six month period ended June 30, 1997.

Interest expense during the first half of 1998 increased by $527,000 to $1.7 million as compared to the first half of 1997. The increase was primarily due to the financing of two acquisitions during the second quarter of 1997, a third during the first quarter of 1998, two acquisitions during the second quarter of 1998 and the purchase of real property to be used as the Company's corporate headquarters, resulting in greater interest costs. Average interest rates were consistent during the six months ended June 30, 1998 as compared to the same period in 1997.

The Company's provision for income taxes for the six months ended June 30, 1998 increased by $447,000 compared to the same period of 1997, as a result of the increase in profits.

Net income for the six month period ended June 30, 1998, increased $411,000 from the six month period ended June 30, 1997 due to the increase in revenue volume and the decrease in selling, general and administrative expenses as a percentage of revenue.

Liquidity and Capital Resources

Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its Credit Facility for working capital. The Company had $5.2 million available for borrowings under its working capital component at June 30, 1998. Working capital at June 30, 1998 and December 31, 1997 was $42.3 million and $36.5 million, respectively. During the first six months of 1998 and the year ended December 31, 1997, the Company collected its trade receivables in approximately 50 and 46 days, respectively, and turned its inventory approximately four times on an annualized basis.

During the second quarter of 1998, the Company amended the Credit Facility and currently has a combined line of credit of up to $50 million. Additionally, the amendment increased the term loan component of the Credit Facility from $4.9 million to $12.4 million upon conversion of $5.0 million of the amounts outstanding under the revolving loan component to the term loan and authorized an additional $2.5 million term loan to be used for the purchase and renovation of real property to serve as the Company's corporate headquarters. To date, $1.7 million has been advanced under the real property term loan component. The Credit Facility, as amended, provides for a $15.0 million acquisition term loan to be used for acquisitions provided certain customary provisions related to combined cash flows and acquisition pricing are met. To date, $3.5 million has been advanced under the acquisition term loan component. Additionally, interest rates will range from LIBOR plus 1.50 to LIBOR plus 3.00 depending upon the relationship of the Company's debt to cash flow and financial covenants tied to debt service levels and cash flow. Borrowings under the Credit Facility are secured by receivables, inventory, and machinery and equipment and mature January, 2000. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios, such as tangible net worth less than five to one and current assets to current liabilities greater than two to one.

The Company generated cash from operating activities of $3.2 million in the first six months of 1998 as compared to $1.6 million utilized during the first six months of 1997 due primarily to a reduction in the net working capital components during the first six months of 1998.

The Company had capital expenditures of approximately $2.2 million for the first six months of 1998 as compared to $469,000 during the same period of 1997. Capital expenditures in the first six months of 1998 were primarily related to the purchase of real property ($1.7 million) to be used as the corporate headquarters for the Company's management and administrative group. Capital expenditures for the first six months of 1997 were predominantly for the expansion of a facility in LaPorte, Texas ($144,000) and computers and related equipment ($131,000).

During the first six months of 1998, in three separate transactions, the Company completed the acquisition of substantially all of the assets of three unaffiliated businesses for an aggregate consideration consisting of approximately $11.9 million in cash, $2.3 million of assumed trade payables and other accrued expenses, $.7 million in a promissory note and up to approximately $275,000 in a deferred payment (based on the earnings before interest and taxes and depreciation of one of the acquired businesses). The cash portion of the consideration was financed through the acquisition term loan under the Credit Facility. An aggregate of $7.2 million of goodwill was recorded in connection with these acquisitions, which may be adjusted based on any adjustments to the purchase prices. The Company believes that any such adjustments would be minimal.

The Company expects that its software will be year 2000 compatible by the end of the first quarter of 1999. The upgrading of the Company's software to address year 2000 issues is being handled through new releases of current software. All costs associated with year 2000 issues will be included as part of normal software upgrades or operating costs, as appropriate. The Company does not believe that any of the costs associated with such year 2000 issues will be material to its financial condition or results of operations. The Company is evaluating the ability of third parties with whom it transacts business to adequately address their year 2000 issues. There can be no assurance that the failure of such third parties to adequately address their year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations.

The Company believes that cash generated from operations and available under its Credit Facility will meet its future ongoing operational and liquidity needs and capital requirements. Funding of the Company's acquisition program and integrated supply strategy will require capital in the form of the issuance of additional equity or debt financing. Although the Company has filed a registration statement with the Securities and Exchange Commission relating to a possible public offering of Common Stock, there can be no assurance that it or any other such financing will be available to the Company or as to the terms thereof.


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

Item 2.  Changes in Securities and Use of Proceeds

In May 1998, the Company issued 1,537 shares of Common Stock for an aggregate consideration of $ 4,625 to an employee pursuant to the exercise of a stock option granted under the Company's Long-Term Incentive Plan. The consideration for such shares was paid in accordance with the "cashless exercise" provisions of the stock option pursuant to which the Company withheld 462 shares of a Common Stock subject to the stock option to pay the exercise price.

Also in May 1998, the Company issued 42,400 shares of Common Stock for an aggregate consideration of $ 15,953 to an employee pursuant to the exercise of stock option.

The Company considers all of such securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

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

Risks Related to Acquisition Financing

The Company currently intends to finance acquisitions by using shares of its common stock, par value $.01 per share (the "Common Stock"), for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their business, the Company may be required to use more of its cash resources, if available, to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. Under the Credit Facility, all available cash generally is applied to reduce outstanding borrowings. As of June 30, 1998, the Company had $5.2 million available under the Credit Facility, and there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on terms the Company deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Risks Related to Growth Strategy

Future results for the Company also will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines. The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource and American MRO programs. The Company acquired the assets of two companies in the second quarter of 1997, another in the first quarter of 1998 and two others in the second quarter of 1998 and plans to acquire other distributors with complementary or desirable product lines and customer bases. Although the Company intends to increase sales and product offerings to the customers of these and other acquired companies, reduce costs through consolidating certain administrative and sales functions and integrate the acquired companies' management information systems with the Company's system, there can be no assurance that the Company will be successful in these efforts.

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

Dependence on Key Personnel

The Company will continue to be dependent to a significant extent upon the efforts and ability of David R. Little, its Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Little or any other executive officer of the Company could have a material adverse effect on the Company's financial condition and results of operations. The Company does not maintain key-man life insurance on Mr. Little or on the lives of its other executive officers. In addition, the Company's ability to grow successfully will be dependent upon its ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

Dependence on Supplier Relationships

The Company has distribution rights for certain product lines and depends on these distribution rights for a substantial portion of its business. Many of these distribution rights are pursuant to contracts that are subject to cancellation upon little or no prior notice. The termination or limitation by any key supplier of its relationship with the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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



Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.1 Employee Agreement dated July 1, 1996, between SEPCO Industries, Inc. and Bryan H. Wimberly, as amended by Amendment to Employment Agreement dated effective May 21, 1998 and Amendment to Employment Agreement dated effective June 30, 1998.

         10.2 Seventh Amendment to Second Amended and Restated Loan and Security Agreement dated June 30, 1998, by and among SEPCO Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and Fleet Capital Corporation.

         10.3 Sixth Amendment to Second Amended and Restated Loan and Security Agreement and Amendment to Other Agreements dated April 29, 1998, by and among SEPCO Industries, Inc., Bayou Pumps, Inc. and American MRO, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 1998).

         10.4 Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and David R. Little, as amended by Amendment to Employment Agreement dated effective May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 333-53387), filed with the Securities and Exchange Commission on May 22, 1998).

         10.5 Employment Agreement dated effective as of July 1, 1996, between SEPCO Industries, Inc. and Jerry J. Jones, as amended by Amendment to Employment Agreement dated effective May 21, 1998 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 333-53387), filed with the Securities and Exchange Commission on May 22, 1998).

         10.6 Employment Agreement dated effective as of July 1, 1996, between SEPCO Industries, Inc. and Gary A. Allcorn, as amended by Amendment to Employment Agreement dated effective May 21, 1998 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 333-53387), filed with the Securities and Exchange Commission on May 22, 1998).

         11.1 Statement re: Computation of Per Share Earnings

         27.1 Financial Data Schedule

         27.2 Restated Financial Data Schedules

         27.3 Restated Financial Data Schedules

         27.4 Restated Financial Data Schedules

         (b)  Reports on Form 8-K

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    DXP Enterprises, Inc.



Date:  August 10, 1998                  By: /s/ GARY A. ALLCORN
                                        ---------------------------------
                                             Gary A. Allcorn
                                             Senior Vice President/Finance
                                             and Chief Financial Officer
                                             (Duly authorized officer and
                                             principal  financial  officer)

                                 EXHIBIT INDEX



      EXHIBIT
        NO.                         DESCRIPTION
      -------                       -----------

         10.1 Employee Agreement dated July 1, 1996, between SEPCO Industries,
              Inc. and Bryan H. Wimberly, as amended by Amendment to Employment
              Agreement dated effective May 21, 1998 and Amendment to Employment
              Agreement dated effective June 30, 1998.

         10.2 Seventh Amendment to Second Amended and Restated Loan and Security
              Agreement dated June 30, 1998, by and among SEPCO Industries,
              Inc., Bayou Pumps, Inc., American MRO, Inc. and Fleet Capital
              Corporation.

         10.3 Sixth Amendment to Second Amended and Restated Loan and Security
              Agreement and Amendment to Other Agreements dated April 29, 1998, by and among SEPCO Industries, Inc., Bayou Pumps, Inc. and
              American MRO, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 1998).

         10.4 Employment Agreement dated effective as of July 15, 1996, between
              SEPCO Industries, Inc. and David R. Little, as amended by
              Amendment to Employment Agreement dated effective May 21, 1998
              (incorporated by reference to Exhibit 10.8 to the Company's
              Registration Statement on Form S-1 (Reg. No. 333-53387), filed with the Securities and Exchange Commission on May 22, 1998).

         10.5 Employment Agreement dated effective as of July 1, 1996, between
              SEPCO Industries, Inc. and Jerry J. Jones, as amended by Amendment to Employment Agreement dated effective May 21, 1998 (incorporated by reference to Exhibit 10.9 to the Company's Registration
              Statement on Form S-1 (Reg. No. 333-53387), filed with the
              Securities and Exchange Commission on May 22, 1998).

         10.6 Employment Agreement dated effective as of July 1, 1996, between
              SEPCO Industries, Inc. and Gary A. Allcorn, as amended by
              Amendment to Employment Agreement dated effective May 21, 1998
              (incorporated by reference to Exhibit 10.11 to the Company's
              Registration Statement on Form S-1 (Reg. No. 333-53387), filed with the Securities and Exchange Commission on May 22, 1998).

         11.1 Statement re: Computation of Per Share Earnings

         27.1 Financial Data Schedule

         27.2 Restated Financial Data Schedules

         27.3 Restated Financial Data Schedules

         27.4 Restated Financial Data Schedules