Form 10-Q
period 1998-09-30
DXP ENTERPRISES INC
filed 1998-11-13
CIK 1020710

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1998:

                             Common Stock: 4,210,762

PART 1.  FINANCIAL INFORMATION.
ITEM 1:  FINANCIAL STATEMENTS.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                      September 30,        December 31,
                                                                          1998                 1997
                                                                      -------------        ------------
                                                                       (Unaudited)
                             Assets
Current assets:
   Cash                                                               $       2,102        $        736
   Trade accounts receivable, net of allowance for doubtful
      accounts of $1,208 and $476, respectively                              26,651              25,707
   Inventory                                                                 28,957              26,018
   Prepaid expenses and other current assets                                  1,624                 996
   Deferred income taxes                                                        966                 722
                                                                      -------------        ------------
Total current assets                                                  $      60,300        $     54,179
Property, plant and equipment, net                                           12,139              10,403
Goodwill                                                                     10,714               2,623
Other assets                                                                    466                 431
                                                                      -------------        ------------
Total assets                                                          $      83,619        $     67,636
                                                                      =============        ============

              Liabilities and Shareholders' Equity

Current liabilities:
   Trade accounts payable                                             $      15,588        $     14,368
   Employee compensation                                                      1,648               1,384
   Other accrued liabilities                                                     40                 704
   Current portion of long-term debt                                          3,115               1,461
                                                                      -------------        ------------
Total current liabilities                                             $      20,391        $     17,917
Long-term debt, less current portion                                         44,327              33,395
Deferred compensation                                                           739                 739
Deferred income taxes                                                           560                 479
Equity subject to redemption:
   Series A preferred stock--1,122 shares                                       112                 112
   Common stock, 140,214 shares                                               1,963               1,963
Shareholders' equity:
   Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share; 1,000,000
     shares authorized; 2,992 shares issued and outstanding:                      2                   2
   Series B convertible preferred stock, 1/10th vote per share;
     $1.00 par value; $100 stated value; liquidation preference of $100 per share; 1,000,000 shares authorized; 17,700
     shares issued and 15,000 outstanding                                        18                  18
   Common stock, $.01 par value, 100,000,000 shares
     authorized; 4,210,762 shares issued, of which 4,018,612
     shares are outstanding, 140,214 shares are equity subject to
     redemption, and 51,936 shares are treasury stock                            40                  40
   Paid-in capital                                                              908                 892
   Retained earnings                                                         15,340              12,659
   Treasury stock                                                              (781)               (580)
                                                                      -------------        ------------
Total shareholders' equity                                                   15,527              13,031
                                                                      -------------        ------------
Total liabilities and shareholders' equity                            $      83,619        $     67,636
                                                                      =============        ============

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                   Three Months Ended             Nine Months Ended
                                                       September 30,                September 30,
                                                    1998          1997           1998           1997
                                                 ---------      ---------      ---------      ---------

Sales                                            $  52,296      $  48,806      $ 153,886      $ 118,277
Cost of sales                                       38,247         36,334        113,505         86,706
                                                 ---------      ---------      ---------      ---------
Gross profit                                        14,049         12,472         40,381         31,571
Selling, general and administrative expenses        11,940         11,295         33,758         27,642
                                                 ---------      ---------      ---------      ---------
Operating income                                     2,109          1,177          6,623          3,929
Other income                                           177             86            695            981

Interest expense                                    (1,041)          (793)        (2,735)        (1,960)
                                                 ---------      ---------      ---------      ---------
Income before income taxes                           1,245            470          4,583          2,950
Provision for income taxes                             498            182          1,833          1,070
                                                 ---------      ---------      ---------      ---------
Net income                                       $     747      $     288      $   2,750      $   1,880
Preferred stock dividend                                25             38             69            109
                                                 ---------      ---------      ---------      ---------
Net income attributable to common
    shareholders                                 $     722      $     250      $   2,681      $   1,771
                                                 =========      =========      =========      =========
Basic earnings per common share                  $     .17      $     .06      $     .64      $     .44
                                                 =========      =========      =========      =========
Common shares outstanding                            4,173          4,044          4,168          4,044
                                                 =========      =========      =========      =========
Diluted earnings per share                       $     .13      $     .05      $     .49      $     .34
                                                 =========      =========      =========      =========
Common and common equivalents shares
outstanding                                          5,635          5,596          5,630          5,596
                                                 =========      =========      =========      =========

           Send notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

                                                               Nine Months Ended September 30,
                                                                    1998           1997
                                                                  ---------      ---------
OPERATING ACTIVITIES:
Net cash provided(used) by operating activities                   $   4,918      ($  2,081)

INVESTING ACTIVITIES:
Purchase of Tri-Electric Supply, Ltd. net assets                     (6,208)            --
Purchase of Lucky Electric Supply, Inc. net assets                   (2,206)            --
Purchase of Mark W. Smith Equipment, Inc. net assets                 (4,206)            --
Purchase of  Strategic Supply net assets                                 --         (4,118)
Purchase of  Pelican State Supply common stock                         (839)        (1,070)
Purchase of property and equipment                                   (2,451)          (648)
Proceeds from sale of property and equipment                             26             --
                                                                  ---------      ---------
Net cash used in investing activities                               (15,884)        (5,836)

FINANCING ACTIVITIES:
Proceeds from debt                                                  168,044        133,488
Principal payments on revolving line of credit, long-term and
    Subordinated debt, and notes payable to bank                   (155,458)      (125,314)
Proceeds from sales of Corpus Christi facility                           --            112
Issuance of common stock                                                 16             --
Acquisition of common stock                                            (201)          (580)
Dividends paid                                                          (69)          (109)
                                                                  ---------      ---------
Net cash provided by financing activities                            12,332          7,597
                                                                  ---------      ---------
INCREASE(DECREASE) IN CASH                                            1,366           (320)
CASH AT BEGINNING OF PERIOD                                             736            876
                                                                  =========      =========
CASH AT END OF PERIOD                                             $   2,102      $     556
                                                                  =========      =========



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

Note 2:  The Company

The Company was incorporated on July 26, 1996 in the State of Texas. The Company is a leading provider of maintenance, repair and operating ("MRO") products, equipment and services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the following categories: fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical products. The Company also offers a line of valve and valve automation products to its customers.

Note 3:  Inventory

The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 60 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:



                                              September 30,  December 31,
                                                  1998          1997
                                              -------------  ------------
                                                    (in thousands)
                      Finished goods            $ 29,609       $ 27,280
                      Work in process              3,136          2,276
                                                --------       --------

                      Inventories at FIFO         32,745         29,556
                      Less - LIFO allowance       (3,788)        (3,538)
                                                --------       --------

                      Inventories               $ 28,957       $ 26,018
                                                ========       ========

Note 4:  Acquisitions

On February 26, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of Tri-Electric Supply, Ltd. ("Tri-Electric"). The purchase price consisted of $6.2 million in cash, assumption of $1.6 million of trade payables and other accrued expenses and a deferred payment of up to a maximum of $275,000, based on the earnings before interest, taxes and depreciation of the acquired company, to be paid on March 31, 1999, if earned. The results of operations of Tri-Electric are included in the consolidated statements of income of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition. Goodwill may be adjusted based upon the final purchase price; however, it is anticipated that any such adjustment will be minimal.

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

The Company is continuing its evaluation of the acquisitions described in this
Note 4 as they relate to the purchase price allocation. The allocation of the purchase price is based on the best estimates of the Company using information currently available. Certain adjustments relating to these acquisitions are subject to change based upon the final determination of the fair values of the net assets acquired.

Note 5:  Long-Term Debt

The Company currently has a combined line of credit for $50.0 million with a bank lender (the "Credit Facility"). In the second and again in the fourth quarter of 1998, the Company and its lender amended the Credit Facility. The amendments increased the borrowings under the term loan component of the Credit Facility from approximately $4.9 million to approximately $12.4 million upon conversion of $5.0 million of the amounts outstanding under the revolving loan component to the term loan and added an additional $2.5 million term loan component to be used for the purchase and renovation of real property to serve as the Company's corporate headquarters. To date, $1.7 million has been advanced under the real property term loan component. The Credit Facility, as amended, provides for a $15.0 million acquisition term loan to be used for acquisitions provided certain customary provisions related to combined cash flows and acquisition pricing are met and the Company obtains lender approval. To date, $3.5 million has been advanced under the acquisition term loan. Interest rates range from LIBOR plus 1.50 to LIBOR plus 3.00 depending upon the relationship of the Company's debt to cash flow and financial covenants tied to debt service levels and cash flow. At September 30, 1998, the Company had borrowings under the Credit Facility of $20.1 million at LIBOR plus 2.00 (approximately 7.64% at September 30, 1998). The remainder of the Company's borrowings under the Credit Facility bear interest at prime (8.25% at September 30, 1998) for a weighted average interest rate of 7.95%.

Borrowings under the Credit Facility are secured by receivables, inventory, and machinery and equipment and mature January 2000. An executive officer of the Company, who is also a shareholder and director of the Company, has personally guaranteed up to $500,000 of the obligations of the Company under the Credit Facility. Additionally, certain shares held in trust for this executive officer's children are pledged to secure borrowings under the Credit Facility. The borrowings available under the Credit Facility at September 30, 1998 was approximately $5.2 million. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues for the three months ended September 30, 1998 increased 7.15% to $52.3 million from the three months ended September 30, 1997. The Company's acquisitions, which included general mill and safety supply and electrical supply companies, during the period accounted for all of the $3.5 million increase in revenues. Sales of bearings and power transmission equipment for the quarter ended September 30, 1998 decreased 2.4%, or $.3 million over the comparable period in 1997. Sales of valve and valve automation equipment decreased 11.4%, or $.3 million over the comparable period in 1997. During the three months ended September 30, 1998, sales of fluid handling equipment decreased 6.4% or $1.2 million over the comparable period in 1997. A comparison of general mill and safety supplies and electrical supplies is not presented due to the fact that the product categories did not exist during the entire comparative prior period.

Gross margins increased 1.3% for the third quarter of 1998 as compared to the third quarter of 1997, from 25.6% of sales to 26.9%. The increase in gross margin is attributable to a Company wide effort to reduce costs and improve profits through improved inventory management and operational control and through the avoidance of low-margin sales. Each operating unit contributed a higher gross margin in the third quarter of 1998 as compared to the third quarter of 1997. The Company currently expects some increase in manufacturer's prices to continue due to increased raw material costs and fair market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

Selling, general and administrative expenses decreased slightly as a percentage of revenues for the third quarter of 1998 as compared to the third quarter of 1997, due primarily to an effort to maintain or reduce operating expenses where possible.

Operating income for the three month period ended September 30, 1998 increased as a percentage of revenues by 1.6% to 4.0% as compared to the third quarter of 1997, due to the various factors discussed above.

Interest expense during the third quarter of 1998 increased by $.25 million to $1.0 million compared to the third quarter of 1997. Long-term debt at September 30, 1998 increased by $10.7 million as a result of the financing of two acquisitions during the second quarter of 1997, a third during the first quarter of 1998, two acquisitions during the second quarter of 1998 and the purchase of real property to be used as the Company's corporate headquarters, resulting in greater interest costs. Average interest rates were slightly lower during the three months ended September 1998 as compared to the same period in 1997.

The Company's provision for income taxes for the three months ended September 30, 1998 increased by $.32 million as compared to the same period of 1997, as a result of the increase in profits.

Net income for the three month period ended September 30, 1998, increased $.46 million from the three month period ended September 30, 1997 due to the increase in revenue volume and the decrease in selling, general and administrative expenses as a percentage of revenue.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues for the nine months ended September 30, 1998 increased 30.1% to $153.9 million from the nine months ended September 30, 1997. The Company's acquisitions, which included general mill and safety supply and electrical supply companies, during the period accounted for $32.8 million of the $35.6 million increase in revenues. Sales of bearings and power transmission equipment for the nine months ended September 30, 1998 increased 3.5%, or $1.4 million over the comparable period in 1997, accounting for 1.2% of the revenue increase. Sales of valve and valve automation equipment increased 15.2%, or $.9 million over the comparable period in 1997, accounting for .8% of the revenue increase. During the nine months ended September 30, 1998, sales of fluid handling equipment remained consistent over the comparable period in 1997. A comparison of general mill and safety supplies and electrical supplies is not presented due to the fact that the product categories did not exist during the entire comparative prior period.

Gross margins remained relatively consistent in the first nine months of 1998 as compared to 1997. The Company currently expects some increase in manufacturers prices to continue due to increased raw material costs and fair market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

Selling, general and administrative expenses decreased as a percentage of revenues by 1.4% for the first nine months of 1998 as compared to the first nine months of 1997, due primarily to an effort to maintain or reduce operating expenses where possible.

Operating income for the nine month period ended September 30, 1998 increased 68.6% from the corresponding period in 1997, from $3.9 million to $6.6 million, due to the various factors discussed above.

Interest expense during the first nine months of 1998 increased by $.78 million to $2.7 million as compared to the first nine months of 1997. The increase was primarily due to greater interest expense resulting from the financing of two acquisitions during the second quarter of 1997, a third during the first quarter of 1998, two acquisitions during the second quarter of 1998 and the purchase of real property to be used as the Company's corporate headquarters. Average interest rates were slightly lower during the nine months ended September 30, 1998 as compared to the same period in 1997.

The Company's provision for income taxes for the nine months ended September 30, 1998 increased by $.76 million compared to the same period of 1997, as a result of the increase in profits.

Net income for the nine month period ended September 30, 1998, increased $.87 million from the nine month period ended September 30, 1997 due to the increase in revenue volume and the decrease in selling, general and administrative expenses as a percentage of revenue.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under the Credit Facility for working capital. The Company had $5.2 million available for borrowings under the working capital component of the Credit Facility at September 30, 1998. Working capital at September 30, 1998 and December 31, 1997 was $39.9 million and $36.3 million, respectively. During the first nine months of 1998 and the year ended December 31, 1997, the Company collected its trade receivables in approximately 50 and 46 days, respectively, and turned its inventory approximately four times on an annualized basis.

In the second and again in the fourth quarter of 1998, the Company amended the Credit Facility, which currently provides for borrowings up to an aggregate of $50.0 million. Additionally, the amendments increased borrowings under the term loan component of the Credit Facility from $4.9 million to $12.4 million upon conversion of $5.0 million of the amounts outstanding under the revolving loan component to the term loan and added an additional $2.5 million term loan to be used for the purchase and renovation of real property to serve as the Company's corporate headquarters. To date, $1.7 million has been advanced under the real property term loan component. The Credit Facility, as amended, provides for a $15.0 million acquisition term loan to be used for acquisitions provided certain customary provisions related to combined cash flows and acquisition pricing are met and lender approval is obtained. To date, $3.5 million has been advanced under the acquisition term loan component. Additionally, interest rates range from LIBOR plus 1.50 to LIBOR plus 3.00 depending upon the relationship of the Company's debt to cash flow and financial covenants tied to debt service levels and cash flow. At September 30, 1998, the Company had borrowings under the Credit Facility of $20.1 million at LIBOR plus 2.00 (approximately 7.64% at September 30, 1998). The remainder of the Company's borrowings under the Credit Facility bear interest at prime (8.25% at September 30, 1998) for a weighted average interest rate of 7.95%. Borrowings under the Credit Facility are secured by receivables, inventory, and machinery and equipment and mature January 2000. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios.

The Company generated cash from operating activities of $4.9 million in the first nine months of 1998 as compared to $2.1 million utilized during the first nine months of 1997, due primarily to increased earnings and a decrease in the Company's trade accounts receivable balance.

The Company had capital expenditures of approximately $2.5 million in the first nine months of 1998 as compared to $.65 million during the same period of 1997. Capital expenditures in the first nine months of 1998 were primarily related to the purchase of real property ($1.7 million) to be used as the corporate headquarters for the Company's management and administrative group as well as other office, computer and communication equipment. Capital expenditures for the first nine months of 1997 were predominantly for the expansion of a facility in LaPorte, Texas ($.14 million) and computers and related equipment ($.13 million).

During the first nine months of 1998, in three separate transactions, the Company completed the acquisition of substantially all of the assets of three unaffiliated businesses for an aggregate consideration consisting of approximately $11.9 million in cash, $2.3 million of assumed trade payables and other accrued expenses, $.7 million in a promissory note and up to approximately $.28 million in a deferred payment (based on the earnings before interest, taxes and depreciation of one of the acquired businesses). The cash portion of the consideration was financed through the acquisition term loan under the Credit Facility. An aggregate of $7.2 million of goodwill was recorded in connection with these acquisitions, which may be adjusted based on any adjustments to the purchase prices. The Company believes that any such adjustments would be minimal.

As described in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, the Company entered into a letter of intent to acquire the electrical product distribution assets and operations of Texas Electrical Supply Company ("TESCO") for a total consideration of approximately $2.7 million in cash. After further evaluation of the proposed transaction, the Company determined not to proceed with the proposed acquisition as it did not fit the Company's strategy.

The Company believes that cash generated from operations and available under its Credit Facility will meet its future ongoing operational and liquidity needs and capital requirements. Funding of the Company's acquisition program and integrated supply strategy will require capital in the form of the issuance of additional equity or debt financing. The Company has on file a registration statement with the Securities and Exchange Commission relating to a possible public offering of Common Stock. Due to current market conditions, the Company has decided not to proceed with the offering. There can be no assurance that future funding will be available to the Company or, if available, as to the terms and conditions thereof.

Year 2000 Readiness Disclosure

The Company is in the process of assessing its state of readiness for the year 2000. To date, the Company expects that its software will be year 2000 compliant by the end of the first quarter of 1999. The upgrading of the Company's software to address year 2000 issues is being handled through new releases of current software. The Company will continue to analyze systems and services that utilize date embedded codes that may experience operational problems when the year 2000 is reached. All costs associated with year 2000 issues will be included as part of normal software upgrades or operating costs, as appropriate. Additionally, the Company will continue communicating with customers, major vendors and other material third party relationships to determine if they will be ready for the year 2000 by the end of 1999. To the extent the Company's customers, vendors and other third party relationships are not compliant by the year 2000, it could have a material adverse effect upon the Company's results of operations and financial condition. The foregoing statements of this paragraph are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 17, 1998, the Company entered into a stock purchase agreement with a common stock holder. The Company has agreed to purchase 43,000 shares (post stock split) for a total of $401,000 over two installments. On September 1, 1998, the Company purchased one-half of the shares in exchange for $200,500. The remainder of the shares will be purchased after January 1, 1999, but no later than June 1, 1999, in exchange for $200,500.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 1998, the Board of Directors of the Company approved an amendment to the Company's Restated Articles of Incorporation providing for a two-to-one reverse split of the Company's Common Stock. On July 6, 1998, the Company's shareholders approved the reverse stock split, which was effected on July 17, 1998. After adjusting for the two-to-one reverse split, holders of 3,247,594 shares of Common Stock voted in favor of the stock split, 10,172 voted against the stock split and 4,092 abstained.

On July 6, 1998, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast. The shares are disclosed taking into effect the two-to-one reverse split.

------------------------------------------------------------------------------------------------------------
       Nominee              Votes For          Votes Against         Votes Withheld      Broker Non-Votes
---------------------- -------------------- --------------------- --------------------- --------------------
David R. Little             3,488,394               226
---------------------- -------------------- --------------------- --------------------- --------------------
Jerry J. Jones              3,488,456               164
---------------------- -------------------- --------------------- --------------------- --------------------
Cletus Davis                3,488,456               164
---------------------- -------------------- --------------------- --------------------- --------------------
Thomas V. Orr               3,488,456               164
---------------------- -------------------- --------------------- --------------------- --------------------
Kenneth H. Miller           3,488,456               164
------------------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION.

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

Risks Associated With Acquisition Strategy

Future results for the company will depend in part on the success of the Company in implementing its acquisition strategy. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relationships. The ability of the Company to implement this strategy will be dependent on its ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. Although the Company is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. In addition, acquisitions involve a number of specific risks, including possible adverse effects on the Company's operating results, diversion of management's attention and failure to retain key acquired personnel, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company or other industrial supply distributors acquired in the future will achieve anticipated revenues and earnings. There also can be no assurance that the Company will successfully integrate the operations and assets of any acquired business with its own or that the Company's management will be able to manage effectively the increased size of the Company or operate a new line of business. Any inability on the part of the Company to integrate and manage acquired businesses could have material adverse effect on the Company's results of operations and financial condition. In addition, the Credit Facility contains certain restrictions that could adversely affect its ability to implement its acquisition strategy. Such restrictions include a provision prohibiting the Company from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lender. There can be no assurance that the Company will be able to obtain the lender's consent to any of its proposed acquisitions.

Risks Related to Acquisition Financing

The Company currently intends to finance acquisitions by using shares of its common stock, par value $.01 per share (the "Common Stock"), for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their business, the Company may be required to use more of its cash resources, if available, to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. Under the Credit Facility, all available cash generally is applied to reduce outstanding borrowings. As of September 30, 1998, the Company had $5.2 million available under the Credit Facility, and there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on terms the Company deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Risks Related to Growth Strategy

Future results for the Company also will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines.

The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource and American MRO programs. The Company acquired the assets of two companies in the second quarter of 1997, another in the first quarter of 1998, two others in the second quarter of 1998 and plans to acquire other distributors with complementary or desirable product lines and customer bases. Although the Company intends to increase sales and product offerings to the customers of these and other acquired companies, reduce costs through consolidating certain administrative and sales functions and integrate the acquired companies' management information systems with the Company's system, there can be no assurance that the Company will be successful in these efforts.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               10.1 Eighth Amendment to Second Amended and Restated Loan and
                    Security Agreement and modifications to other agreements dated October 20, 1998, by and among SEPCO Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and Fleet Capital Corporation.

               10.2 Second Amendment to Loan and Security Agreement dated
                    October 20, 1998, by and between DXP Acquisition, Inc. and Fleet Capital Corporation.

               10.3 Second Amendment to Loan and Security Agreement dated
                    October 20, 1998, by and between Pelican State Supply Company, Inc. and Fleet Capital Corporation.

               11.1 Statement re: Computation of Per Share Earnings.

               27.1 Financial Data Schedule.

         (b)   Reports on Form 8-K.
                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    DXP Enterprises, Inc.



Date:  November 13, 1998            By: /s/ GARY A. ALLCORN
                                       ----------------------------------------
                                             Gary A. Allcorn
                                             Senior Vice President/Finance and
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal  financial  officer)

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
        10.1        Eighth Amendment to Second Amended and Restated Loan and
                    Security Agreement and modifications to other agreements
                    dated October 20, 1998, by and among SEPCO Industries, Inc.,
                    Bayou Pumps, Inc., American MRO, Inc. and Fleet Capital
                    Corporation.

        10.2        Second Amendment to Loan and Security Agreement dated
                    October 20, 1998, by and between DXP Acquisition, Inc. and
                    Fleet Capital Corporation.

        10.3        Second Amendment to Loan and Security Agreement dated
                    October 20, 1998, by and between Pelican State Supply
                    Company, Inc. and Fleet Capital Corporation.

        11.1        Statement re: Computation of Per Share Earnings.

        27.1        Financial Data Schedule.