Form 10-Q/A
period 1998-09-30
DXP ENTERPRISES INC
filed 1998-12-01
CIK 1020710

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

                             Common Stock: 4,210,762

                                EXPLANATORY NOTE

     DXP Enterprises, Inc. files this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, to amend and restate Item 6 in its entirety.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.


                3.1 Restated Articles of Incorporation, as amended
                    (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

                4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

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


                                    DXP Enterprises, Inc.



Date:  December 1, 1998             By: /s/ GARY A. ALLCORN
                                       ----------------------------------------
                                             Gary A. Allcorn
                                             Senior Vice President/Finance and
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal  financial  officer)

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------

         3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
                    Statement on Form S-8 (Reg. No. 333-61953), filed with the
                    Commission on August 20, 1998).

         4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on
                    Form S-8 (Reg. No. 333-61953), filed with the Commission on
                    August 20, 1998).

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