Form 10-K
period 1998-12-31
DXP ENTERPRISES INC
filed 1999-03-31
CIK 1020710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-21513

                             ---------------------

                             DXP ENTERPRISES, INC.

             A Texas Corporation                                 76-0509661
                                                      IRS Employer Identification No.

                                 7272 PINEMONT
                              HOUSTON, TEXAS 77040

                        Telephone Number (713) 996-4700

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of March 26, 1999: $4,126,852.

     Number of shares of registrant's Common Stock outstanding as of March 26, 1999: 4,155,773.

     Documents incorporated by reference: portion of the definitive proxy statement for the annual meeting of shareholders to be held in 1999 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

                                    ITEM                              PAGE
                                    ----                              ----
PART I..............................................................    1
   1.   BUSINESS....................................................    1
   2.   PROPERTIES..................................................    9
   3.   LEGAL PROCEEDINGS...........................................    9
   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9
PART II.............................................................   10
   5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.........................................   10
   6.   SELECTED FINANCIAL DATA.....................................   10
   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...................................   12
  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK........................................................   18
   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   19
   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE....................................   36
PART III............................................................   36
  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   36
  11.   EXECUTIVE COMPENSATION......................................   36
  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT..................................................   36
  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   36
PART IV.............................................................   36
  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
        8-K.........................................................   36

                                     PART I

     This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. DXP Enterprises, Inc.'s actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", "Business -- Cautionary Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, together with the Company's subsidiaries.

ITEM 1. BUSINESS

GENERAL

     The Company is a leading provider of maintenance, repair and operating ("MRO") products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the following categories: fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical products. The Company also offers a line of valve and valve automation products within the pipe, valve and fittings category and is evaluating alternatives designed to expand its presence in this area. The Company offers its customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides integrated services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy the customer's unique needs.

INDUSTRY OVERVIEW

     The Company estimates that annual sales in the United States of MRO products for industrial customers currently exceeds $200 billion, of which the Company estimates over $150 billion are in the five major product categories of
(i) fluid handling equipment, (ii) bearings and power transmission equipment,
(iii) general mill and safety supplies, (iv) electrical products and (v) pipe, valve and fittings. With additional expansion or through an alliance in the pipe, valve and fittings category, the Company will be able to provide as a first-tier distributor products in the five major MRO product categories. Based on 1997 sales as reported by industry sources, the Company was the 37th largest distributor of MRO products in the United States. On a combined basis after giving effect to the Company's 1997 acquisitions of Strategic Supply, Inc. ("SSI"), Pelican State Supply Company ("Pelican") and 1998 acquisitions of Tri-Electric Supply, Ltd. ("Tri-Electric"), Lucky Electric Supply, Inc. ("Lucky") and M.W. Smith Equipment, Inc ("Smith"), the Company would have been the 30th largest distributor of MRO products in the United States.

     While the growth in the industrial distribution market is generally related to the expansion of the United States economy, revenues attributable to the outsourcing of MRO supply procurement, inventory control and warehouse management, known as "integrated supply", are expected to grow at an annualized rate of 40% from $1.8 billion in 1995 to $10 billion in 2000. The industrial distribution market is highly fragmented, with the 50 largest distributors accounting for less than 16% of the total United States market during 1997. As a result, most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at branch distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and warehouse those products at its industrial site until the products are used.

     The Company believes that the current distribution system for industrial products in the United States creates inefficiencies at both the customer and the distributor level through excess inventory requirements and duplicative cost structures. To compete more effectively, the Company's customers and other users of MRO products are seeking ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

     - Industry Consolidation. Industrial customers have reduced the number of supplier relationships they maintain to lower total purchasing costs, improve inventory management, assure consistently high levels of customer service and enhance purchasing power. This focus on fewer suppliers has led to consolidation within the fragmented industrial distribution industry.

     - Customized Integrated Service. As industrial customers focus on their core manufacturing or other production competencies, they increasingly are demanding customized integration services, ranging from value-added traditional distribution to integrated supply and system design, fabrication, installation and repair and maintenance services.

     - Single Source, First-Tier Distribution. As industrial customers continue to address cost containment, there is a trend toward reducing the number of suppliers and eliminating multiple tiers of distribution. Therefore, to lower overall costs to the MRO customer, some MRO distributors are expanding their product coverage to eliminate second-tier distributors and the difficulties associated with alliances.

     Industrial distributors typically provide professional sales expertise, engineering expertise, inventory availability, fabrication and assembly and in-house and field service. The Company believes that its recent acquisition of other businesses has not materially affected its ability to continue to provide these services to its customers and the customers of the acquired distributors. In fact, the Company believes that as a larger and more diverse organization it should be able to maintain the same or higher level of service to its customers and the customers of any acquired distributors. The Company also believes that the level of service provided to the customers of the acquired business may be enhanced as a result of the availability of a broader range of products, the elimination of duplicative overhead and DXP's SmartSource and American MRO integrated supply programs.

RECENT ACQUISITIONS

     The Company completed two strategic acquisitions in 1997, and three additional acquisitions in the first six months of 1998 directed at expanding its product lines and increasing its geographic presence. Through the Company's acquisition of SSI, the Company added general mill and safety supply to its product offerings and expanded its geographic presence to seven additional states and 24 additional cities throughout the United States. The acquisition of SSI also enhanced the Company's integrated supply capabilities through SSI's existing integrated supply contracts and SmartSource program. The Company's May 1997 acquisition of Pelican expanded the Company's general mill and safety supply product lines and added an additional integrated supply contract with a major refinery in Baton Rouge, Louisiana. In the first six months of 1998, the Company completed the acquisitions of the assets of Tri-Electric and Lucky, thereby adding electrical products to its product offerings. The Company's acquisition of the assets of Smith in May 1998 expanded its pump distribution capabilities in East Texas.

PRODUCTS AND SERVICES

     The Company currently serves as a first-tier distributor of more than 170,000 stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by the Company include mining, construction, chemical, municipal, food and beverage and pulp and paper. The Company's MRO products include a wide range of products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical products. The Company also offers a line of valve and valve automation products within the pipe, valve and fittings category and is seeking to expand its presence in this area. With additional expansion or through an alliance in the pipe, valve and fittings category, the Company will be able to provide as a first-tier distributor a substantial portion of products in the five major MRO product categories. The Company's products are distributed from 54 distribution centers strategically located throughout the United States and sold through the sales efforts of approximately 300 employees who generally are compensated on a commission basis.

  Fluid Handling Equipment

     The Company's fluid handling equipment line includes a full line of (i) centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production, (ii) rotary gear pumps for low- to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids, (iii) plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service and (iv) air-operated diaphragm pumps. The Company also provides various pump accessories. Sales of fluid handling equipment accounted for 53%, 44% and 39% of the Company's revenues for the years ended December 31, 1996, 1997, 1998, respectively. Such sales accounted for 37% and 39% of the Company's revenues for the year ended December 31, 1997 and December 31, 1998, respectively, on a pro forma basis after giving effect to the SSI, Pelican, Tri-Electric, Lucky and Smith acquisitions.

  Bearings and Power Transmission Equipment

     The Company provides a full line of bearings, hoses, seals and power transmission products. The Company's bearing products include several types of mounted and unmounted bearings for a variety of applications. Hose products distributed by the Company include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon(R) hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. The Company distributes seal products for downhole, wellhead, valve and completion equipment to oilfield service companies. Power transmission products distributed by the Company include speed reducers, flexible coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses. Sales of bearings, hoses, seals and power transmission equipment accounted for 39%, 31% and 25% of the Company's revenues for the years ended December 31, 1996, 1997 and 1998, respectively. Such sales accounted for 24% of the Company's revenues for the year ended December 31, 1997 and December 31, 1998, on a pro forma basis after giving effect to the SSI, Pelican, Tri-Electric, Lucky and Smith acquisitions.

  General Mill and Safety Supplies

     The Company, as a result of the acquisitions of SSI and Pelican in May 1997, offers a broad range of general mill and safety supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools, welding equipment, eye and face protection products, first aid products, protection products, hazardous material handling products, instrumentation and respiratory protection products. Sales of general mill supply and safety products accounted for approximately 26% of the Company's revenue on a pro forma basis for the year ended December 31, 1997 and 25% of the Company's revenue for the year ended December 31, 1998.

  Pipe, Valve and Fittings

     The Company's valve and valve automation products within this category include a full line of pneumatic, hydraulic and electric actuators for critical or high-pressure service applications or remote valve operation applications, such as refinery, offshore and pipeline applications, as well as for applications involving large-diameter pipe. The Company also provides a full line of manual worm gear and bevel gear actuators for low-pressure applications not requiring remote operation, including tank farms, water lines and municipal water systems. Sales of valves and valve automation products accounted for 8%, 6% and 5% of the Company's revenues for years ended December 31, 1996, 1997 and 1998, respectively. Such sales accounted for 4% of the Company's revenue for the years ended December 31, 1997 and 1998, on a pro forma basis after giving effect to the SSI, Pelican, Tri-Electric, Lucky and Smith acquisitions.

  Electrical Products

     The Company offers a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses. Sales of electrical products accounted for 6% of the Company's revenues for the year ended December 31, 1998. Such sales accounted for 9% of the Company's revenues for the years ended December 31, 1997 and 1998, on a pro forma basis after giving effect to the SSI, Pelican, Tri-Electric, Lucky and Smith acquisitions.

CUSTOMIZED DISTRIBUTION SERVICES

  System Design, Fabrication, Installation and Repair and Maintenance Services

     In addition to distributing products, the Company provides complete, customized pumping, valve automation and power transmission system design and fabrication services through its engineering personnel and fabrication facilities. The Company also provides training services with respect to the installation and basic applications of its products as well as around-the-clock field repair services supported by a leased fleet of fully equipped service vehicles.

  Integrated Supply

     SmartSource, the Company's integrated supply program, allows a customer to choose from a complete continuum of supply options, ranging from traditional distribution to integrated supply.

CUSTOMERS

     The Company provides its products and services to over 25,000 customers in various industries, principally general manufacturing, oil and gas, petrochemical, service and repair and wood products. Other industries include mining, construction, chemical, municipal, food and beverage and pulp and paper. No one customer represented more than 5% of the Company's sales for the year ended December 31, 1998.

SALES AND MARKETING

     Approximately 297 employees, serving in various capacities ranging from branch or operations managers (51), outside sales representatives (108) and direct sales representatives (138) support the Company's marketing and sales efforts. The Company's branch and operations managers support the sales efforts through direct customer contact and manage the efforts of the outside and direct sales representatives. The Company has structured compensation to provide incentives to its sales representatives to increase sales through the use of commissions. The Company's outside sales representatives focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. The direct sales representatives support the outside sales representatives and are responsible for entering product orders and providing technical support with respect to the Company's products. Because the Company offers a broad range of products, the Company's outside and direct sales representatives are able to use their existing customer relationships with respect to one product line to cross-sell the Company's other product lines. In addition, geographic locations in which certain products are sold also are being utilized to sell products not historically sold at such locations. As the Company expands its product lines and geographical presence, it assesses the opportunities and appropriate timing of introducing existing products to new customers and new products to existing customers. Prior to implementing such cross-selling efforts, the Company must provide appropriate sales training and product expertise to its sales force.

     Unlike many of its competitors, the Company markets its products primarily as a first-tier distributor, generally procuring products directly from the manufacturers, rather than from other distributors. As a first-tier distributor, the Company is able to reduce its customers' costs and improve efficiencies in the supply chain.

     The Company believes it has increased its competitive advantage through its traditional and integrated supply programs, designed to address the customer's specific product and procurement needs. The Company offers its customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which the Company assumes the procurement and management functions, including ownership of inventory, at the customer's location. The Company's unique approach to integrated supply allows the Company to design a program that best fits the needs of the customer. For those customers purchasing a number of products in large quantities, the customer is able to outsource all or most of those needs to the Company. For customers with smaller supply needs, the Company is able to combine its traditional distribution capabilities with its broad product categories and advanced ordering systems to allow the customer to engage in one-stop shopping without the commitment required under an integrated supply contract.

SUPPLIERS

     The Company acquires its products through numerous original equipment manufacturers. The Company has distribution agreements with these manufacturers, some of which give the Company exclusive rights to distribute the manufacturers' products in a specific geographic area. All of the Company's distribution agreements are subject to cancellation by the manufacturer upon one year notice or less. No one manufacturer provides products that account for 10% or more of the Company's revenues. The Company believes that alternative sources of supply could be obtained in a timely manner if any distribution agreement were canceled. Accordingly, the Company does not believe that the loss of any one distribution agreement would have a material adverse effect on its business, financial condition or results of operations. Representative manufacturers of the Company's products include (i) Gould's, G&L, Viking, Wilden and Gaso (fluid handling products), (ii) SKF, Torrington/Fafnir, Timkin and NTN, Dodge/Reliance, Falk, Gates, Martin Sprocket, T. B. Woods, Emerson, Rexnord and Baldor Electric (bearing and power transmission products), (iii) Union Bullerfield, Gulf Coast Fasteners, Norton Gray Abrasives, Sastech, Inc., and LaCross Rainfair Safety Products (general mill and safety supply), (iv) Cutler-Hammer, Cooper, Killark, and Allied and American Insulated Wiring (electrical products) and (v) G.H. Bettis (valve and valve automation products).

MANAGEMENT INFORMATION SYSTEM

     The Company uses technology to benefit customers and to improve the Company's productivity and efficiency. In addition to traditional functions of inventory control, order processing, purchasing, accounts receivable, accounts payable and general ledger, the Company's computer system has the flexibility to integrate with the customer's maintenance, accounting and management systems. The Company's system allows for real-time reporting of industrial products used by work order, department and individual, as well as on-line stock inquiry and order-status reports. The Company's system supports advanced functions, such as EDI, customized billing, end user reporting, facsimile transmission, bar coding and preventative maintenance. The Company's Smart Source program delivers DXP's technology to the integrated supply customer, thereby eliminating duplication and inefficiencies to lower the total acquisition cost of MRO products. This system links the Company's branches and corporate offices with manufacturers and customers into one network system.

     The Company operates a mainframe system that is supported by the industry-standard open system environment. The Company has invested significant resources within the last 18 months to increase the capabilities and networking opportunities of this system. The Company's system supports a large number of customer specific databases which tie into the Company's primary database. This capability allows the Company to provide its customers with a wide variety of reports that are customized to meet the specific needs of the customer.

COMPETITION

     The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, many of which may have greater financial and other resources than the Company. Many of the Company's competitors are small enterprises selling to customers in a limited geographic area. The Company also competes with larger distributors that provide integrated supply programs and outsourcing services similar to those offered by the Company through its SmartSource program, some of which may be able to supply their products in a more efficient and cost-effective manner than the Company. The Company also competes with direct mail distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of the Company's competitors offer traditional distribution of some of the product groupings offered by the Company, the Company is not aware of any major competitor that offers on a non-direct mail basis a product grouping as broad as that offered by the Company. Further, while certain direct-mail distributors provide product offerings as broad as the Company, these competitors do not offer the product application, engineering and after-the-sale services provided by the Company.

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

EMPLOYEES

     At December 31, 1998, the Company had 706 full-time employees. The Company believes that its relationship with its employees is good.

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

  Ability to Comply with Financial Covenants of Credit Facility

     The Credit Facility requires the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company's ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company's control. A failure to comply with any of these obligations could result in an event of default under the Credit Facility, which could permit acceleration of the Company's indebtedness under the Credit Facility. The Company from time to time has been unable to comply with some of the financial covenants contained in the Credit Facility (relating to, among other things, the maintenance of prescribed financial ratios) and has, when necessary, obtained waivers or amendments to the covenants from its lender. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future the Company will be able to do so or that its lender will be willing to waive such compliance or further amend such covenants.

  Risks Associated With Acquisition Strategy

     Future results for the Company will depend in part on the success of the Company in implementing its acquisition strategy. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relationships. The ability of the Company to implement this strategy will be dependent on its ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. Although the Company is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. In addition, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, expenses associated with obsolete inventory of an acquired company and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company or other industrial supply distributors acquired in the future will achieve anticipated revenues and earnings. In addition, the Company's loan agreements with its bank lender (the "Credit Facility"), contain certain restrictions that could adversely affect its ability to implement its acquisition strategy. Such restrictions include a provision prohibiting the Company from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lender. There can be no assurance that the Company will be able to obtain the lender's consent to any of its proposed acquisitions.

  Risks Related to Acquisition Financing

     The Company currently intends to finance acquisitions by using shares of Common Stock for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources, if available, to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. Under the Credit Facility, all available cash generally is applied to reduce outstanding borrowings. As of December 31, 1998, the Company had approximately $4.3 million available under the Credit Facility, and there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on terms the Company deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

  Risks Related to Internal Growth Strategy

     Future results for the Company also will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines. The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource program. The Company acquired SSI and Pelican in the second quarter of 1997, Tri-Electric in the first quarter of 1998 and Lucky and Smith in the second quarter of 1998 and plans to acquire other distributors with complementary or desirable product lines and customer bases. Although the Company intends to increase sales and product offerings to the customers of SSI, Pelican, Tri-Electric, Lucky and Smith and other acquired companies, reduce costs through consolidating certain administrative and sales functions and integrate the acquired companies' management information systems with the Company's system, there can be no assurance that the Company will be successful in these efforts.

  Substantial Competition

     The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than the Company. Although many of the Company's traditional distribution competitors are small enterprises selling to customers in a limited geographic area, the Company also competes with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by the Company's SmartSource program. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than the Company. The Company's competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.

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

  Dependence on Key Personnel

     The Company will continue to be dependent to a significant extent upon the efforts and ability of David R. Little, its Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Little or any other executive officer of the Company could have a material adverse effect on the Company's financial condition and results of operations. The Company does not maintain key-man life insurance on the life of Mr. Little or on the lives of its other executive officers. In addition, the Company's ability to grow successfully will be dependent upon its ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely affect the Company's financial condition and results of operations.

  Dependence on Supplier Relationships

     The Company has distribution rights for certain product lines and depends on these distribution rights for a substantial portion of its business. Many of these distribution rights are pursuant to contracts that are subject to cancellation upon little or no prior notice. Although the Company believes that it could obtain alternate distribution rights in the event of such a cancellation, the termination or limitation by any key supplier of its relationship with the Company could result in a temporary disruption on the Company's business and, in turn, could adversely affect results of operations and financial condition. See "Business -- Suppliers".

  Year 2000 Issues

     Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on its computer systems and software for financial reporting, customer account information and inventory management and replenishment. The Company is in the process of assessing its state of readiness for the Year 2000 and expects its software to be Year 2000 compliant by the end of the third quarter of 1999 upon completion of the upgrading of its software. Additionally, the Company has developed and implemented a web-based questionnaire along with a standard questionnaire in order to communicate with customers, major vendors and other third parties with whom it has material relationships to determine if they will be ready for the Year 2000. To the extent unexpected problems associated with the Year 2000 arise during the implementation phase of the Company's Year 2000 program or due to the fact that the Company's customers, vendors and other third parties are not compliant by the Year 2000, it could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure".

  Risks Associated With Hazardous Materials

     Certain of the Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although the Company believes that it has adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. PROPERTIES

     The Company owns its headquarters facility in Houston, Texas which has 45,000 square feet of Office Space. It also owns or leases 48 branch distribution facilities located in Alabama, Arizona, Arkansas, Colorado, Georgia, Idaho, Louisiana, Montana, Nevada, New Mexico, North Dakota, Oklahoma, Tennessee, Texas, Utah and Wyoming. These facilities range from 2,500 square feet to 138,000 square feet in size. Those facilities that are not owned by the Company are leased for terms generally ranging from three to five years. The leases provide for periodic specified rental payments and certain leases are renewable at the option of the Company. The Company believes that if the leases for any of its facilities were not renewed, other suitable facilities could be leased with no material adverse effect on its business, financial condition or results of operations. Certain of the facilities owned by the Company are pledged to secure indebtedness of the Company.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of any of these proceedings will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                                HIGH          LOW
                                                                ----          ---
1997
  First Quarter(1)(2).......................................     16             9
  Second Quarter(1)(2)......................................     13 1/2        10 1/2
  Third Quarter(2)..........................................     14            12
  Fourth Quarter(2).........................................     12 1/2        10
1998
  First Quarter(2)..........................................     12            10
  Second Quarter(2).........................................     11 7/8         8
  Third Quarter(2)..........................................     11             7
  Fourth Quarter............................................      8 3/4         6 3/4
1999
  First Quarter (through March 26, 1999)....................     10             6

---------------

(1) Restated to give effect to a two-to-one reverse stock split of the Common Stock that was effected May 12, 1997.

(2) Restated to give effect to a two-to-one reverse stock split of the Common Stock that was effected July 17, 1998.

On March 26, 1999, the closing sales price of the Common Stock was $7.125 per share. On March 26, 1998 there were 149 holders of record of outstanding shares of Common Stock.

     The Company anticipates that future earnings will be retained to finance the continuing development of its business. In addition, the Credit Facility prohibits the Company from declaring or paying any dividends or other distributions on its capital stock except for limited dividends on its preferred stock. Accordingly, the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions.

     In July 1998, the Company issued 21,200 shares of Common Stock for an aggregate consideration of $15,953 to an employee pursuant to the exercise of a stock option granted under the Company's Long-Term Incentive Plan. The Company considers such securities to have been offered and sold in a transaction not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act. The foregoing transaction did not involve underwriters.

ITEM 6. SELECTED FINANCIAL DATA

     The Company is a Texas corporation that was formed in 1996 to effect a consolidation of SEPCO Industries, Inc. ("SEPCO") and Newman Communications Corporation (the "Reorganization") pursuant to which DXP became a public company. Prior to the Reorganization, the Company had no operations and its only assets consisted of $1,000 cash. The Reorganization has been accounted for as a recapitalization of SEPCO. The selected historical consolidated financial data of SEPCO set forth below for each of the years in the two-year period ended December 31, 1995, have been derived from the audited consolidated financial statements of SEPCO. The selected historical consolidated financial data set forth below for each of the years in the three-year period ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company, and assume that the Reorganization had been effected on the first day of the period presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                                 SEPCO                       DXP
                                          -------------------   ------------------------------
                                            1994       1995       1996       1997       1998
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENTS OF EARNINGS
  DATA:
Revenues................................  $102,592   $111,328   $125,208   $169,667   $203,443
Gross profit(1).........................    27,217     29,157     32,117     44,880     54,020
Operating income(1)(2)..................     4,150      4,598      2,785      6,434      7,450
Income before provision for income
  taxes.................................     3,038      3,512      1,635      4,670      5,004
Net income..............................     1,862      2,088        890      2,768      2,874
Preferred stock dividend................        --        (23)      (119)      (103)       (90)
Net income attributable to common
  Shareholders..........................     1,862      2,065        771      2,665      2,784
Basic earnings per common share.........  $   0.38   $   0.54   $   0.19   $   0.65   $   0.67
Common shares outstanding(4)............     4,878      3,837      3,997      4,082      4,159
Dilutive earnings per share.............  $   0.35       0.46       0.18       0.49       0.51
Common and common equivalent shares
  Outstanding(3)(4).....................     5,370      4,501      4,857      5,703      5,596

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                     SEPCO                     DXP
                                               -----------------   ---------------------------
                                                1994      1995      1996      1997      1998
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..............................  $20,011   $23,967   $25,612   $36,262   $37,085
Total assets.................................   38,163    43,254    45,042    67,636    81,332
Long-term debt obligations...................   18,461    21,275    22,300    33,395    42,910
Shareholders' equity(3)......................    8,315     9,688    10,459    13,031    15,607

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

(2) Year ended December 31, 1998 includes a one-time charge to professional fees and travel costs of $474,000 associated with the Company's decision to discontinue the offering of additional common stock.

(3) Number of shares used to compute earnings per share and shareholders' equity has been restated to reflect the Reorganization as of the first day of the first period presented.

(4) Common stock and earnings per share have been restated to give effect to the two-to-one reverse split of the Common Stock which became effective May 12, 1997 and another two-to-one reverse stock split that became effective July 17, 1998.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

GENERAL

     The Company is a leading provider of MRO products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical product categories. The Company also offers a line of valve and valve automation products within the pipe, valve and fittings category and is seeking to expand its presence in this area. The Company offers its customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides integrated services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy the customer's unique needs.

     The Company's products and services are marketed in 16 states to over 25,000 customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for the Company's products generally is subject to changes in the United States economy and economic trends affecting the Company's customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, the Company may within particular markets and product categories experience changes in demand as changes occur in the markets of its customers.

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

     The ability of the Company to implement its acquisition and internal growth strategy will be dependent on its ability to identify, consummate and assimilate acquisitions on economically favorable terms, to acquire and successfully integrate new product lines and to successfully market alternate forms of supply arrangements through the Company's SmartSource program. Although the Company is actively seeking acquisitions and integrated supply arrangements that would meet its strategic objectives, there can be no assurance that the Company will be successful in these efforts. Further, the ability of the Company to effect its strategic plans will be dependent on its obtaining financing for its planned acquisitions and expansions, and there can be no assurance that any such financing will be available. The Company plans to examine appropriate methods of financing any such acquisitions, including issuance of additional capital stock, debt or other securities or a combination thereof. If the Company were to issue shares of its capital stock in any acquisition, such issuance could be dilutive to existing shareholders.

  The Reorganization

     The Company was incorporated on July 26, 1996, to facilitate the Reorganization. On December 4, 1996, the Reorganization was effected through (i) a merger of a wholly owned subsidiary of the Company with and into SEPCO and (ii) a merger of a wholly owned subsidiary of the Company with and into Newman Communications Corporation ("Newman").

     Prior to the Reorganization, the Company had no operations and its only assets consisted of $1,000 cash. The Reorganization has been accounted for as a recapitalization of SEPCO. Prior to the Company's acquisition of Newman, Newman was a non-operating entity with nominal assets. The merger with Newman was effected as a means to implement the original registration of the Common Stock under the Securities and Exchange Act of 1934 and increase the Company's shareholder base. The Reorganization resulted in approximately $900,000 in one-time costs, which included a $618,000 charge for additional compensation expense for the conversion of outstanding book-value options into market-based options and approximately $284,000 in professional costs associated with the Reorganization.

     In December 1996, the Company disposed of $1.1 million of excess inventory which it had accumulated through prior acquisitions of product groups that were subject to shelf-life restrictions. This is a one-time charge not expected to occur in future years.

RESULTS OF OPERATIONS

     The Company currently distributes a substantial number of products in four of the five major product categories within the industrial distribution market and also provides products in the fifth category, pipe, valve and fittings. The Company has provided three of those product categories, fluid handling equipment, bearings and transmission equipment and pipe, valve and fittings for a number of years. The fourth product category, general mill and safety supplies, was added in 1997 with the acquisitions of SSI and Pelican and the fifth category, electrical products, was added in February 1998 with the acquisition of Tri-Electric.

     The following table sets forth the revenues generated from the sales of major products and services distributed by the Company and the percentage of revenues of various items.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        SEPCO             DXP
                                                       --------   -------------------
                                                         1996       1997       1998
                                                       --------   --------   --------
REVENUES:
Fluid handling equipment.............................  $ 65,709   $ 75,472   $ 79,299
Bearings and power transmission equipment............    49,144     53,180     50,840
General mill and safety supplies(1)..................        --     31,660     49,992
Pipe, valve and fittings.............................    10,355      9,355      9,539
Electrical Products(2)...............................        --         --     13,773
                                                       --------   --------   --------
          Total revenues.............................  $125,208   $169,667   $203,443
PERCENT OF REVENUES:
Cost of sales........................................      74.3%      73.5%      73.4%
Gross profit.........................................      25.7       26.5       26.6
Selling, general and administrative expenses.........      23.5       22.7       22.9
Operating income.....................................       2.2        3.8        3.7
Other income.........................................        .8         .5         .6
Interest expense, net................................       1.7        1.6        1.8
Income before taxes..................................       1.3        2.7        2.5
Income tax expense...................................        .6        1.1        1.0
Net income...........................................       0.7%       1.6%       1.4%
                                                       ========   ========   ========

---------------

(1) Product category added in connection with the acquisitions of SSI and Pelican in the second quarter 1997.

(2) Product category added in connection with the acquisitions of Tri-Electric and Lucky in the first six months of 1998.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues for 1998 increased 19.9% to $203.4 million from 1997. The Company's acquisitions during 1998 and 1997, which included general mill and safety supply, pump supply and electrical supply companies, accounted for the $33.8 million increase in revenues. Sales of fluid handling equipment increased by 5.1%, or $3.8 million in 1998 over the comparable period in 1997. This was due to the $4.8 million in revenues generated by Smith, the pump company acquired in May 1998. Sales of bearings and power transmission equipment for 1998 decreased 4.4%, or $2.3 million over the comparable period in 1997, due primarily to the effects of lower oil prices and its affects on the oil industry. Sales of valve and valve automation equipment increased 2.0%, or $.2 million over the comparable period in 1997. A comparison of general mill and safety supplies and electrical supplies is not presented due to the fact that the product categories did not exist during the entire comparative prior period.

     Gross margins remained relatively consistent in 1998 as compared to 1997. The Company currently expects some increase in manufacturers prices to continue due to increased raw material costs and market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

     Selling, general and administrative expenses remained relatively consistent as a percentage of revenue in 1998 as compared to 1997. The Company recorded a one-time charge of $474,000 in 1998 related to professional fees and travel costs associated with a proposed offering of common stock which the Company decided to abandon. The Company is continuing its efforts to contain or reduce operating expenses where possible.

     Operating income for 1998 increased 15.8% from the corresponding period in 1997, from $6.4 million to $7.5 million, due to the various factors discussed above.

     Interest expense during 1998 increased by $1.0 million to $3.7 million as compared to 1997. The increase was primarily due to greater interest expense resulting from additional borrowings incurred to finance two acquisitions during the second quarter of 1997, a third during the first quarter of 1998, two acquisitions during the second quarter of 1998 and the purchase of real property used as the Company's corporate headquarters. Average interest rates were slightly lower during 1998 as compared to 1997.

     The Company's provision for income taxes for 1998 increased by $.2 million compared to 1997, as a result of a marginal increase in profits.

     Net income for 1998 was consistent with that generated in 1997, due primarily to the higher interest expense incurred from the financing of five acquisitions over the prior eighteen month period together with the purchase of the real property for the Company's corporate headquarters and the one-time charge associated with the Company's decision to discontinue the proposed offering of common stock.

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

     Selling, general and administrative expenses were 22.7% of revenues for 1997 compared to 23.5% for 1996. This decrease was attributable to the occurrence of various one-time expenses during 1996 aggregating $900,000, including a one-time expense of $618,000 for additional compensation associated with converting book value stock options to market value options and approximately $284,000 in professional fees associated with the Reorganization.

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

     Net income for 1997 increased $1.9 million, or 210%, compared to 1996. Increased net income for 1997 as compared to 1996 can be primarily attributed to an increase in gross margin and a decrease in selling, general and administrative costs as of percent of sales.

LIQUIDITY AND CAPITAL RESOURCES

  General

     Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under the Credit Facility for working capital. The Company had $4.3 million available for borrowings under the working capital component of the Credit Facility at December 31, 1998. The Company had no availability under the acquisition term loan component of the Credit Facility at December 31, 1998. Working capital at December 31, 1997 and December 31, 1998 was $36.3 million, and $37.1 million, respectively. During 1997 and 1998, the Company collected its trade receivables in approximately 46 and 49 days, respectively, and turned its inventory approximately five and four times respectively, on an annualized basis.

     In the second and again in the fourth quarter of 1998, the Company amended the Credit Facility that provided for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein and (ii) $50.0 million. Additionally, the amendments increased borrowings under the term loan component of the Credit Facility from $4.9 million to $12.4 million upon conversion of $5.0 million of the amounts outstanding under the revolving loan component to the term loan and added an additional $2.5 million term loan which has been used for the purchase and renovation of real property to serve as the Company's corporate headquarters.

     As of December 31, 1998, interest rates ranged from LIBOR plus 1.50 to LIBOR plus 3.00 depending upon the relationship of the Company's debt to cash flow and financial covenants tied to debt service levels and cash flow. At December 31, 1998, the Company had borrowings under the Credit Facility of $19.9 million at LIBOR plus 2.00 (approximately 7.35% at December 31, 1998). The remainder of the Company's borrowings under the Credit Facility bore interest at prime (7.75% at December 31, 1998) for a weighted average interest rate of 7.55%. Borrowings under the Credit Facility are secured by receivables, inventory, and machinery and equipment and mature January 2000.

     As of December 31, 1998, the Company was not in compliance with certain of its financial ratios for which it subsequently obtained waivers from its lender. In conjunction with obtaining those waivers, the Company and its lender amended the Credit Facility effective March 30, 1999, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein and (ii) $44.0 million. Additionally, the LIBOR pricing, set to expire as of June 30, 1999, was cancelled and therefore all of the borrowings under Credit Facility will bear interest at prime. As of March 22, 1999, the unused line under the amended credit facility is approximately $3.0 million.

     The Company generated cash from operating activities of $5.7 million in 1998 as compared to $.12 million generated during 1997, due primarily to a decrease in the Company's trade accounts receivable balance.

     The Company had capital expenditures of approximately $3.9 million in 1998 as compared to $.83 million during 1997. Capital expenditures in 1998 were primarily related to the purchase and improvement of real property ($2.5 million) to be used as the corporate headquarters for the Company's management and administrative group as well as other office, computer and communication equipment. Capital expenditures for 1997 were predominantly for the expansion of a facility in LaPorte, Texas ($.15 million), computers and related equipment ($.29 million) and office furniture and equipment ($.29 million).

     During 1998, in three separate transactions, the Company completed the acquisition of substantially all of the assets of three unaffiliated businesses for an aggregate consideration consisting of approximately $12.5 million in cash, $2.3 million of assumed trade payables and other accrued expenses, $.7 million in a promissory note and up to approximately $.3 million in a deferred payment (based on the earnings before interest, taxes and depreciation of one of the acquired businesses). The cash portion of the consideration was financed through the acquisition term loan under the Credit Facility. An aggregate of $7.2 million of goodwill was recorded in connection with these acquisitions, which may be adjusted based on any adjustments to the purchase prices. The Company believes that any such adjustments would be minimal.

     The Company believes that cash generated from operations and available under its Credit Facility will meet its future ongoing operational and liquidity needs and capital requirements. Funding of the Company's acquisition efforts and integrated supply strategy will require capital in the form of the issuance of additional equity or debt financing. There can be no assurance that future funding will be available to the Company or, if available, as to the terms and conditions thereof.

YEAR 2000 READINESS DISCLOSURE

     Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. The Year 2000 issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software or hardware or that of government entities, customers, major vendors and other third parties with whom the Company has material relationships could result in interruptions of the Company's business which could have a material adverse effect on the Company.

     In response to the Year 2000 issue, the Company has implemented a company-wide Year 2000 program designed to identify, assess and address significant Year 2000 issues in the Company's key business operations, including products and services, business applications, information technology systems and facilities and to identify the Company's customers, major vendors and other third parties with whom the Company has material relationships that may have Year 2000 issues.

     The Company's Year 2000 program is an integrated, multi-phase process covering information technology systems and hardware as well as equipment and products with embedded computer chips technology. The primary phases of the program are (1) inventorying existing equipment and systems; (2) analyzing equipment and systems to identify those which are not Year 2000 ready and to prioritize critical items; (3) communicat-ing with customers, major vendors and other third parties with whom the Company has material relationships regarding their Year 2000 readiness; (4) remediating, repairing or replacing equipment and systems that are not Year 2000 ready; and
(5) testing to verify that Year 2000 readiness has been achieved for the Company's equipment and systems.

     Phases (1) and (2) of the Company's Year 2000 program have been completed. The Company has developed and implemented a web-based questionnaire along with a standard questionnaire in order to implement phase (3) of its Year 2000 program. The Company will continue communicating with customers, major vendors and other third parties with whom the Company has material relationships to determine if they will be ready for the Year 2000 by the end of 1999. Although the most likely worst case scenario faced by the Company would require the Company to carry additional inventory levels to mitigate vendor complications, to the extent the Company's customers, vendors and other third parties are not compliant by the Year 2000 and unexpected complications result therefrom, it could have a material adverse effect upon the Company's results of operations and financial condition. With respect to phase (4), the Company currently expects that its software will be Year 2000 compliant by the end of the third quarter of 1999. The upgrading of the Company's software to address Year 2000 issues is being handled through new releases of current software. Costs incurred to date relative to this conversion have been minimal and are expected to continue to be minimal in future periods. The Company will continue to analyze systems and services that utilize date embedded codes that may experience operational problems when the Year 2000 is reached. The Company expects to begin phase (5) in the second quarter of 1999. All costs associated with Year 2000 issues will be included as part of normal software upgrades or operating costs, as appropriate.

     The foregoing statements of this subsection are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB"), issued Statements Nos. 130 and 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information", respectively. The major provisions of these statements and their impact on the Company are discussed below.

     SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The adoption of this statement in 1998 is not anticipated to have any impact as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability charges, currency translation adjustments or unrealized gains and losses on available-for-sale securities, etc.).

     SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a Company-wide basis, therefore, the adoption of this statement is not expected to materially impact the Company. The Company has adopted this statement for the year ended December 31, 1998.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge to the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that the adoption of this statement will have material impact on the financial position or results of operations of the Company.

INFLATION

     The Company does not believe the effects of inflation have any material adverse effect on its results of operations or financial condition and attempts to minimize inflationary trends by passing manufacturer price increases on to the customer whenever practicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
DXP ENTERPRISES AND SUBSIDIARIES:
Report of Independent Public Accountants....................   20
Audited Consolidated Financial Statements --
  Consolidated Balance Sheets...............................   21
  Consolidated Statements of Earnings.......................   22
  Consolidated Statements of Shareholders' Equity...........   23
  Consolidated Statements of Cash Flows.....................   24
  Notes to Consolidated Financial Statements................   25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DXP Enterprises, Inc., and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. (a Texas corporation), and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Houston, Texas
March 22, 1999

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
CURRENT ASSETS:
  Cash......................................................  $   736   $ 1,625
  Trade accounts receivable, net of allowance for doubtful
    accounts of $476 in 1997 and $1,155 in 1998.............   25,707    24,367
  Inventories...............................................   26,018    28,926
  Prepaid expenses and other................................      996     1,453
  Deferred income taxes.....................................      722       870
                                                              -------   -------
         Total current assets...............................   54,179    57,241
                                                              -------   -------
PROPERTY, PLANT AND EQUIPMENT, net..........................   10,403    13,160
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
    $1,817 in 1997 and $2,175 in 1998.......................    2,682    10,447
  Notes Receivable from officers and employees..............      200       324
  Other.....................................................      172       160
                                                              -------   -------
                                                                3,054    10,931
                                                              -------   -------
         Total assets.......................................  $67,636   $81,332
                                                              =======   =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................  $14,368   $14,826
  Accrued wages and benefits................................    1,384     1,449
  Other accrued liabilities.................................      704        99
  Current portion of long-term debt.........................    1,461     3,782
                                                              -------   -------
         Total current liabilities..........................   17,917    20,156
                                                              -------   -------
LONG-TERM DEBT, less current portion........................   33,395    42,910
DEFERRED COMPENSATION.......................................      739       739
DEFERRED INCOME TAXES.......................................      479       563
EQUITY SUBJECT TO REDEMPTION:
  Series A preferred stock, 1,122 shares....................      112       112
  Common stock, 140,214 shares..............................    1,963     1,245
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share;
    1,000,000 shares authorized, 2,992 shares issued and
    outstanding.............................................        2         2
  Series B convertible preferred stock, 1/10th vote per
    share; $1.00 par value; $100 stated value; liquidation
    preference of $100 per share; 1,000,000 shares
    authorized, 17,700 shares issued and 15,000 shares
    outstanding.............................................       18        18
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 4,211,010 shares issued of which 4,157,361
    and 4,155,773 shares are outstanding, 140,214 shares are
    equity subject to redemption and 55,237 shares are
    treasury stock..........................................       40        40
  Paid-in capital...........................................      892       908
  Retained earnings.........................................   12,659    15,443
  Treasury stock............................................     (580)     (804)
                                                              -------   -------
         Total shareholders' equity.........................   13,031    15,607
                                                              -------   -------
         Total liabilities and shareholders' equity.........  $67,636   $81,332
                                                              =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
SALES.......................................................  $125,208   $169,667   $203,443
COST OF SALES...............................................    93,091    124,787    149,423
                                                              --------   --------   --------
          Gross profit......................................    32,117     44,880     54,020
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    29,332     38,446     46,570
                                                              --------   --------   --------
          Operating income..................................     2,785      6,434      7,450
OTHER INCOME................................................       951        890      1,241
INTEREST EXPENSE............................................    (2,101)    (2,654)    (3,687)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................     1,635      4,670      5,004
PROVISION FOR INCOME TAXES..................................       745      1,902      2,130
                                                              --------   --------   --------
NET INCOME..................................................       890      2,768      2,874
PREFERRED STOCK DIVIDEND....................................      (119)      (103)       (90)
                                                              --------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS..............  $    771   $  2,665   $  2,784
                                                              ========   ========   ========
BASIC EARNINGS PER COMMON SHARE.............................  $    .19   $    .65   $    .67
                                                              ========   ========   ========
COMMON SHARES OUTSTANDING...................................     3,997      4,082      4,159
                                                              ========   ========   ========
DILUTED EARNINGS PER SHARE..................................  $    .18   $    .49   $    .51
                                                              ========   ========   ========
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING.............     4,857      5,703      5,596
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SERIES A    SERIES B    COMMON   PAID-IN   RETAINED   TREASURY
                                                    PREFERRED   PREFERRED   STOCK    CAPITAL   EARNINGS    STOCK      TOTAL
                                                    ---------   ---------   ------   -------   --------   --------   -------
BALANCE AT DECEMBER 31, 1995......................     $2          $15       $40      $408     $ 9,223     $  --     $ 9,688
  Dividends paid..................................     --           --        --        --        (119)       --        (119)
  Net income......................................     --           --        --        --         890        --         890
                                                       --          ---       ---      ----     -------     -----     -------
BALANCE AT DECEMBER 31, 1996......................      2           15        40       408       9,994        --      10,459
  Dividends paid..................................     --           --        --        --        (103)       --        (103)
  Increase in paid-in capital due to reduction of
    equity subject to redemption as a result of
    acquiring 374 shares of Series A preferred
    stock.........................................     --           --        --        37          --       (37)         --
  Increase in paid-in capital due to reduction of
    equity subject to redemption as a result of
    acquiring 2,700 shares of Series B preferred
    stock.........................................     --            3        --       268          --      (271)         --
  Increase in paid-in capital due to reduction of
    equity subject to redemption as a result of
    converting 1,800 shares of Series B preferred
    stock to 50,400 shares of common stock........     --           --         1       179          --        --         180
  Acquisition of 30,436 shares of common stock....     --           --        (1)       --          --      (272)       (273)
  Net income......................................     --           --        --        --       2,768        --       2,768
                                                       --          ---       ---      ----     -------     -----     -------
BALANCE AT DECEMBER 31, 1997......................      2           18        40       892      12,659      (580)     13,031
  Dividends paid..................................     --           --        --        --         (90)       --         (90)
  Increase in paid-in capital due to issuance of
    21,200 shares of common stock based on options
    exercised.....................................     --           --        --        16          --        --          16
  Acquisition of 21,500 shares of common stock....     --           --        --        --          --      (201)       (201)
  Acquisition of 3,301 shares of common stock.....     --           --        --        --          --       (23)        (23)
  Net income......................................     --           --        --        --       2,874        --       2,874
                                                       --          ---       ---      ----     -------     -----     -------
BALANCE AT DECEMBER 31, 1998......................     $2          $18       $40      $908     $15,443     $(804)    $15,607
                                                       ==          ===       ===      ====     =======     =====     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1996        1997        1998
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $     890   $   2,768   $   2,874
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization........................        964       1,341       1,820
     Compensation expense related to stock option plans...        359          --
     Benefit for deferred income taxes....................       (216)        (62)        (64)
     Loss (gain) on sale of property and equipment........          7        (103)         47
     Changes in operating assets and liabilities --
       Trade accounts receivable..........................     (1,233)     (7,971)      5,484
       Inventories........................................       (469)      2,899        (142)
       Prepaid expenses and other.........................        274        (640)     (1,237)
       Trade accounts payable and accrued liabilities.....       (123)      1,892      (3,121)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......        453         124       5,661
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Austin Bearings net assets..................       (329)         --          --
  Purchase of Strategic Supply net assets.................         --      (4,118)         --
  Purchase of Pelican Supply common stock.................         --      (1,070)         --
  Purchase of Tri-Electric Supply net assets..............         --          --      (6,109)
  Purchase of Lucky Electric Supply net assets............         --          --      (2,430)
  Purchase of Mark W. Smith Equipment net assets..........         --          --      (3,938)
  Purchase of property and equipment......................     (2,271)       (825)     (3,859)
  Proceeds from sale of property and equipment............          8          --          26
  Payments received on notes receivable from officers.....        435          --          --
  Other...................................................       (120)         --          --
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........     (2,277)     (6,013)    (16,310)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from debt....................................    129,379     183,715     219,011
  Principal payments on revolving line of credit,
     long-term and subordinated debt and notes payable to
     bank.................................................   (128,052)   (177,395)   (207,175)
  Proceeds on sale of Corpus Christi facility.............         --         112          --
  Issuance of common stock................................         --          --          16
  Acquisition of preferred and common stock...............         --        (580)       (224)
  Dividends paid in cash..................................       (119)       (103)        (90)
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......      1,208       5,749      11,538
                                                            ---------   ---------   ---------
INCREASE (DECREASE) IN CASH...............................       (616)       (140)        889
CASH AT BEGINNING OF YEAR.................................      1,492         876         736
                                                            ---------   ---------   ---------
CASH AT END OF YEAR.......................................  $     876   $     736   $   1,625
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Cash paid for --
     Interest.............................................  $   2,172   $   2,654   $   3,687
                                                            =========   =========   =========
     Income taxes.........................................  $   1,040   $   1,551   $   2,986
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

SEPCO REORGANIZATION ACCOUNTING TREATMENT

     The SEPCO Reorganization was treated as a recapitalization of SEPCO into the Company (with respect to the SEPCO merger) and the issuance of the Company's capital stock for the underlying tangible net assets of Newman (with respect to the Newman Merger) for accounting and financial statement purposes because, among other factors, the Company was a recently formed holding company with nominal net assets, Newman was a nonoperating public shell company with cash as its primary asset, and the SEPCO shareholders controlled the Company after the SEPCO Reorganization. Accordingly, the historical pre-SEPCO Reorganization financial statements of the combined Company after the closing will be those of SEPCO. The retained earnings of SEPCO will be carried forward after the SEPCO Reorganization and the historical shareholders' equity of SEPCO prior to the SEPCO Reorganization is retroactively restated for the equivalent number of shares received in the SEPCO Reorganization.

     Unless the context otherwise requires, references to the Company with respect to historical operations shall mean the Company and SEPCO.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

     The Company provides maintenance, repair and operating products, equipment and integrated services, including engineering expertise and logistics capabilities to a diversified customer base in the north and southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company continually evaluates the creditworthiness of its customers' financial positions and monitors accounts on a periodic basis, but does not require collateral.

INVENTORY

     Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first-out (FIFO) and the last-in, first-out (LIFO) method.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

     Assets are carried on the basis of cost. Provisions for depreciation are computed at rates considered to be sufficient to amortize the costs of assets over their expected useful lives. Depreciation of property, plant and equipment is computed using principally the straight-line method for financial reporting purposes. Useful lives assigned to property, plant and equipment range from 3 to 39 years. Maintenance and repairs of depreciable assets are charged against earnings as incurred. Additions and improvements are capitalized. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

INTANGIBLES

     Intangibles consist of noncompete and licensing agreements and goodwill. The noncompete and licensing agreements are amortized over five years, and goodwill is amortized over 5 to 35 years. All amortization of intangibles is computed using the straight-line method.

FEDERAL INCOME TAXES

     The Company utilizes the asset and liability method prescribed by SFAS No. 109 in accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary of the carrying and the fair value of financial instruments at December 31, 1998, is as follows:

                                                              CARRYING    FAIR
                                                               VALUE      VALUE
                                                              --------   -------
                                                                (IN THOUSANDS)
Cash........................................................  $ 1,625    $ 1,625
Notes receivable from officers and employees................      324        324
Long-term debt, including current portion...................   46,692     46,692

     The carrying value of the notes receivable from officers approximates fair value because the interest rate of the notes (9 percent) is consistent with the interest rate of the Company's revolving debt and with rates currently available in the market for similar instruments. The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.

REVENUE RECOGNITION

     The Company recognizes revenue as products are shipped to the customer.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by the Company in the accompanying financial statements relate to the allowance for doubtful accounts and reserves for obsolete inventory. Actual results could differ from those estimates.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

RECLASSIFICATIONS

     Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the FASB issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income," and "Disclosures About Segments of an Enterprise and Related Information," respectively. The major provisions of these statements and their impact on the Company are discussed below.

     SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. This statement does not have any impact as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability charges, currency translation adjustments or unrealized gains and losses on available-for-sale securities, etc.).

     SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a company wide basis; therefore, the adoption of the statement as of December 31, 1998 does not materially impact the Company.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge to the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

3. ACQUISITIONS:

     Effective February 2, 1996, SEPCO acquired the net assets of Austin Bearing Corporation. The purchase price totaled approximately $578,000 and consisted of
(a) a $249,000 note, bearing interest at 9 percent, payable monthly over five years, and (b) cash of $329,000. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $84,000 was recorded in connection with the acquisition. Pro forma disclosures of operating results are omitted because the acquired companies' operations were not significant.

     Effective May 30, 1997, the Company acquired 100 percent of the outstanding stock of Pelican State Supply Company (Pelican). The purchase price totaled approximately $3.0 million and consisted of 140,214 shares of the Company's common stock and cash of approximately $1.0 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill of approximately $2.0 million was recorded in connection with the acquisition. Pro forma disclosures of operating results are omitted because the acquired companies' operations were not significant.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

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

     On February 26, 1998, a wholly owned subsidiary of the Company acquired substantially all the assets of Tri-Electric Supply, Ltd. (Tri-Electric). The purchase price consisted of $6.2 million in cash, assumption of $1.6 million of trade payables and other accrued expenses and a deferred payment of up to a maximum of $275,000, based on the earnings before interest, taxes and depreciation of the acquired company, to be paid on March 31, 1999, if earned. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition.

     On May 31, 1998, a wholly owned subsidiary of the Company acquired substantially all the assets of Lucky Electric & Supply, Inc. (Lucky). The purchase price consisted of approximately $1.5 million in cash, a $735,000 promissory note and the assumption of $149,000 of trade payables and other accrued expenses. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $0.6 million was recorded in connection with the acquisition.

     Effective May 31, 1998, a wholly owned subsidiary of the Company acquired substantially all the assets of M.W. Smith Equipment, Inc. (Smith). The purchase price consisted of approximately $4.2 million in cash and the assumption of $618,000 of trade payables and other accrued expenses. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $2.7 million was recorded in connection with the acquisition.

     The Company is continuing the evaluation of the acquisitions described above as it relates to the purchase price allocation. The allocation of the purchase price is based on the best estimates of the Company using information currently available. Certain estimates relating to these acquisitions are subject to change based upon the final determination of the fair values of the net assets acquired.

     The results of operations of all acquisitions are included since the date of acquisition in the historical financial statements. The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming all acquisitions had occurred on January 1, 1997 and January 1, 1998 (in thousands, except per share amounts). The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transaction been consummated as of January 1, 1997 and January 1, 1998, or that may be achieved in the future.

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                                                   (UNAUDITED)
Revenues....................................................  $220,565     $210,803
Net income..................................................     3,464        3,150
Basic earnings per share....................................       .82          .74
Dilutive earnings per share.................................       .61          .56

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

4. INVENTORY:

     The Company uses the LIFO method of inventory valuation for approximately 61 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Finished goods..............................................  $27,280   $29,717
Work in process.............................................    2,276     3,093
                                                              -------   -------
Inventories at FIFO.........................................   29,556    32,810
Less -- LIFO allowance......................................   (3,538)   (3,884)
                                                              -------   -------
Inventories.................................................  $26,018   $28,926
                                                              =======   =======

5. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are comprised of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Land........................................................  $ 1,411    $  1,837
Buildings and leasehold improvements........................    6,457       9,048
Furniture, fixtures and equipment...........................   11,660      12,745
                                                              -------    --------
                                                               19,528      23,630
Less -- Allowances for depreciation and amortization........   (9,125)    (10,470)
                                                              -------    --------
                                                              $10,403    $ 13,160
                                                              =======    ========

6. LONG-TERM DEBT:

     Long-term and subordinated notes consist of the following:

                                                                 DECEMBER 31
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Long-term debt --
  Credit facility:
     Working capital component..............................  $27,520   $24,895
     Term loan component....................................       --    14,933
  Note payable to insurance company, 10.125%, collateralized by real property, payable in monthly installments
     through December 2006..................................    1,596     1,481
  Notes payable to credit corporation, 2.25% above prime
     (7.75% at December 31, 1998), collateralized by
     computer equipment, payable in monthly installments
     through April 2001.....................................    1,174       853
  Promissory note payable, 7.0% payable in monthly
     installments through June 2002.........................    2,660     2,380
  Other.....................................................    1,906     2,150
                                                              -------   -------
                                                               34,856    46,692
Less -- Current portion.....................................   (1,461)   (3,782)
                                                              -------   -------
                                                              $33,395   $42,910
                                                              =======   =======

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

     Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios. The Company had $4.3 million available for borrowings under the working capital component of the Credit Facility at December 31, 1998. The Company had no availability under the acquisition term loan component of the Credit Facility at December 31, 1998.

     In the second and again in the fourth quarter of 1998, the Company amended the Credit Facility that provided for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein and (ii) $50.0 million. Additionally, the amendments increased borrowings under the term loan component of the Credit Facility from $4.9 million to $12.4 million upon conversion of $5.0 million of the amounts outstanding under the revolving loan component to the term loan and added an additional $2.5 million term loan which has been used for the purchase and renovation of real property to serve as the Company's corporate headquarters.

     As of December 31, 1998, interest rates ranged from LIBOR plus 1.50 to LIBOR plus 3.00 depending upon the relationship of the Company's debt to cash flow and financial covenants tied to debt service levels and cash flow. At December 31, 1998, the Company had borrowings under the Credit Facility of $19.9 million at LIBOR plus 2.00 (approximately 7.35% at December 31, 1998). The remainder of the Company's borrowings under the Credit Facility bore interest at prime (7.75% at December 31, 1998) for a weighted average interest rate of 7.55%. Borrowings under the Credit Facility are secured by receivables, inventory, and machinery and equipment and mature January 2000. An officer shareholder has personally guaranteed up to $500,000 of the obligations of the Company under a line of credit. Additionally, certain shares held in trust for this shareholder's children discussed in Note 8 are also pledged to secure this line of credit. In management's opinion, the Company should be able to maintain compliance with the various covenants under the amended Credit Facility, although there can be no absolute assurance that defaults will not occur.

     The facility includes loan covenants which, among other things, require the Company to maintain a positive cash flow and other financial ratios, which are measured quarterly. The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

1999........................................................   $ 3,782
2000........................................................    37,168
2001........................................................     2,270
2002........................................................     1,988
2003........................................................       726
Thereafter..................................................       758
                                                               -------
                                                               $46,692
                                                               =======

     As of December 31, 1998, the Company was not in compliance with certain of its financial ratios for which it subsequently obtained waivers from its lender. In conjunction with obtaining those waivers, the Company and its lender amended the Credit Facility effective March 30, 1999, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein and (ii) $44.0 million. Additionally, the LIBOR pricing, set to expire as of June 30, 1999, was cancelled and therefore all of the borrowings under the Credit Facility will bear interest at prime. As of March 22, 1999, the unused line under the amended Credit Facility is approximately $3.0 million.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

7. INCOME TAXES:

     The provision for income taxes consists of the following:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----   ------   ------
                                                                  (IN THOUSANDS)
Current --
  Federal...................................................  $ 829   $1,652   $1,794
  State.....................................................    132      312      400
                                                              -----   ------   ------
                                                                961    1,964    2,194
Deferred --
  Federal...................................................   (216)     (62)     (64)
                                                              -----   ------   ------
                                                              $ 745   $1,902   $2,130
                                                              =====   ======   ======

     The difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31
                                                              ----------------------
                                                              1996    1997     1998
                                                              ----   ------   ------
                                                                  (IN THOUSANDS)
Income taxes computed at federal statutory rate.............  $556   $1,588   $1,701
State income taxes, net of federal benefit..................    68      206      264
Nondeductible goodwill amortization.........................    43       63       92
Other.......................................................    78       45       73
                                                              ----   ------   ------
                                                              $745   $1,902   $2,130
                                                              ====   ======   ======

     The net current and noncurrent components of deferred income taxes are as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Net current assets..........................................  $ 722    $ 870
Net noncurrent liabilities..................................    479      563
                                                              -----    -----
Net asset...................................................  $(243)   $(307)
                                                              =====    =====

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

     Deferred tax liabilities and assets were comprised of the following:

                                                                DECEMBER 31
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Deferred tax assets --
  Amortization of goodwill..................................      5        2
  Unamortized rent reduction................................     32       22
  Allowance for doubtful accounts...........................    162      277
  Section 263A inventory costs..............................    206      313
  Deferred compensation on stock options....................    251      251
  Other.....................................................     66        5
                                                              -----    -----
          Total deferred tax assets.........................    722      870
                                                              -----    -----
Deferred tax liability --
  Difference between financial and tax depreciation of
     assets acquired........................................  $ 479    $ 563
                                                              -----    -----
          Net deferred tax asset............................  $(243)   $(307)
                                                              =====    =====

8. SHAREHOLDERS' EQUITY:

     The equity capitalization of the Company consists of 4,211,010 shares of common stock of which 140,214 are redeemable, 2,992 shares of Series A preferred stock and 15,000 shares Series B convertible preferred stock. The holders of Series A preferred stock are entitled to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of common stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case the holders of the Series A preferred stock are entitled to a $100 liquidation preference per share. Each share of the Series B convertible preferred stock is convertible into 28 shares of common stock and a monthly dividend per share of $.50. The holders of the Series B convertible stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A preferred stock and to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the common stock.

     In each of 1997 and 1998, the Company effected a two-to-one reverse stock split. The Company's financial statements have been restated to reflect the effect of these reverse stock splits.

     An officer shareholder of the Company is the trustee of three trusts for the benefit of another officer shareholder's children, each of which hold 570,932 shares of common stock and 5,000 shares of Series B convertible preferred stock. The trustee has sole voting control of these shares.

     The 140,214 shares of common stock issued pursuant to the purchase of Pelican are subject to a put option whereby at any time between November 30, 1998, and November 30, 2000, the Company may be required to purchase all or part of such shares at a price of $8.88 per share. During 1998, the repurchase price of these shares was reduced from $14.00 to $8.88 per share pursuant to the rights of offset set forth in the purchase agreement. The reduction in the repurchase price has been reflected as a $718,000 reduction of goodwill and equity subject to redemption. In March 1999, the Company agreed to repurchase 80,214 of these common shares at $8.88 per share. Furthermore, as a part of this repurchase, the remaining 60,000 shares outstanding are no longer subject to the put option.

     On July 17, 1998, the Company entered into a stock purchase agreement with a common shareholder. The Company has agreed to purchase 43,000 shares for a total of $401,000 over two installments. On September 1, 1998, the Company purchased one-half of the shares in exchange for $200,500. The remainder of the shares will be purchased after January 1, 1999, but no later than June 1, 1999, in exchange for $200,500.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

STOCK OPTIONS

     Prior to and during 1995, the Company issued nonqualified, book value plan stock options to certain officers of the Company to purchase shares of its common stock, which had exercise prices equal to the book value of the common stock at the date of grant. The option agreement allows the employee to put the stock acquired back to the Company at the book value at that time. The Company recognized compensation expense for increases in the book value of the stock while the options were outstanding. Effective March 31, 1996, the above-mentioned book value options were converted to fair market value options once the put option was eliminated. A one-time charge to compensation of $618,000 was made during the first quarter of 1996. In 1996, the Company issued nonqualified stock options to certain directors of the Company to purchase shares of its common stock which had exercise prices equal to the fair market value of the Company's common stock at the date of grant. Additionally, the Company issued options to certain officers and employees pursuant to the terms of the Company's long-term incentive plan. Compensation expense related to these option agreements of $618,000 was recorded in 1996 and none were recorded in 1997 and 1998. As of December 31, 1997 and 1998, a deferred compensation liability of $739,000, has been recorded in conjunction with these option agreements. Activity during 1998 with respect to the stock options follows:

                                                                                  WEIGHTED
                                                                 OPTION           AVERAGE
                                                  SHARES     PRICE PER SHARE   EXERCISE PRICE
                                                 ---------   ---------------   --------------
Outstanding at December 31, 1996...............  1,349,700   $1.48-$16.00          $ 1.50
  None granted, exercised, cancelled or expired
     during 1997...............................         --        --                   --
                                                 ---------
Outstanding at December 31, 1997...............  1,349,700   $1.48-$16.00          $ 1.50
  Granted......................................    265,000   $7.50-$12.00          $10.79
  Exercised....................................    (21,200)      $.76              $  .76
  Canceled or expired..........................    (20,500)     $10.66             $10.66
                                                 ---------
Outstanding at December 31, 1998...............  1,573,000   $1.48-$16.00          $ 3.32
                                                 =========

     The outstanding options at December 31, 1998, expire between March 31, 2000, and October 24, 2005, or 90 days after termination of full-time employment. The weighted average remaining contractual life was 6.9 years, 5.9 years and 4.8 years at December 31, 1996, 1997 and 1998, respectively.

EARNINGS PER SHARE

     SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 1996, 1997 and 1998:

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1997        1998
                                                              ---------   ---------   ---------
Common stock outstanding, beginning of period...............  3,996,974   3,996,974   4,157,361
Weighted average common stock issued in stock option
  exercise..................................................         --          --      15,150
Weighted average common stock issued in acquisition.........         --      93,476          --
Less: weighted average treasury shares repurchased..........         --     (13,095)    (13,192)
Weighted average common stock issued in conversion of
  preferred stock...........................................         --       4,200          --
                                                              ---------   ---------   ---------
Shares used in computing basic earnings per share...........  3,996,974   4,081,555   4,159,319
Dilutive effect of stock options, net of assumed repurchase
  of treasury stock.........................................    313,559   1,138,321   1,016,430
Dilutive effect of convertible preferred stock..............    546,000     482,854     420,000
                                                              ---------   ---------   ---------
Shares used in computing diluted earnings per share.........  4,856,533   5,702,730   5,595,749
                                                              =========   =========   =========

STOCK-BASED COMPENSATION

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1996, 1997 and 1998: risk-free interest rates of 6 percent for 1996, 1997 and 1998; expected lives of five years; 18.4 percent assumed volatility; and no expected dividends.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years because, as provided by SFAS No. 123, only the effects of awards granted after January 1, 1995, are considered in the pro forma calculation. Certain compensation expense related to the Company's book value stock option plans was recognized in 1996. The effect of such expense ($618,000) has been excluded from the pro forma disclosure for 1996, as the related options are assumed to be accounted for using the fair market-based method of accounting as defined in SFAS No. 123. The effect of applying the fair market-based method versus the exclusion of the book value-based method expense actually recognized resulted in a pro forma increase in net income attributable to common shareholders in 1996.

                                             1996                      1997                      1998
                                    -----------------------   -----------------------   -----------------------
                                    AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                    -----------   ---------   -----------   ---------   -----------   ---------
Net income attributable to common
  shareholders (in thousands).....     $771        $1,132       $2,665       $2,620       $2,784       $2,616
Basic earnings per common share...     $.19        $  .28       $  .65       $  .64       $  .67       $  .63
Diluted earnings per common
  share...........................     $.18        $  .26       $  .49       $  .48       $  .51       $  .48

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES:

     The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 1998, for noncancelable leases are as follows (in thousands):

1999........................................................  $1,786
2000........................................................   1,183
2001........................................................     758
2002........................................................     471
2003........................................................     217
Thereafter..................................................     103
                                                              ------
                                                              $4,518
                                                              ======

     Rental expense for operating leases was $1,417,000, $1,681,675, $1,949,130 for the years ended December 31, 1996, 1997 and 1998, respectively.

10. RETIREMENT PLANS:

     SEPCO provides an employee stock ownership plan (ESOP) which is eligible to employees having 1,000 hours of service in 12 consecutive months of employment. Employer contributions are at the discretion of the board of directors. The ESOP held 891,241 shares of the Company's common stock at December 31, 1998. The Company contributed to the ESOP Plan and expensed $150,000 in 1996, 1997 and 1998. The Company also offers a 401(k) profit-sharing plan for employees having 1,000 hours of service in 12 consecutive months of employment. The Company matches contributions at a rate of 10 percent. The Company contributed to the 401(k) profit sharing-plan $62,000, $81,000 and $214,000 in the years ended December 31, 1996, 1997 and 1998, respectively.

11. RELATED-PARTY TRANSACTIONS:

     In December 1989, the Company restructured certain loans previously made by the Company to an officer of the Company, pursuant to which the officer executed two promissory notes in the amounts of $149,910 and $58,737, respectively, each bearing interest at 9 percent per annum. The outstanding balances of such loans were $127,814 and $50,080 at December 31, 1997 and 1998, respectively.

     Additionally, the Company from time to time has made noninterest-bearing advances to this officer. As of December 31, 1997 and 1998, the outstanding advances amounted to $340,439 and $420,439, respectively.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which shall be file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS INCLUDED IN THIS REPORT:

     1. Financial Statements

                                                               PAGE
                                                               ----
DXP ENTERPRISES AND SUBSIDIARIES:
Report of Independent Public Accountants....................    21
Audited Consolidated Financial Statements
  Consolidated Balance Sheets...............................    22
  Consolidated Statements of Earnings.......................    23
  Consolidated Statements of Shareholders' Equity...........    24
  Consolidated Statements of Cash Flows.....................    25
  Notes to Consolidated Financial Statements................    26

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

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Restated Articles of Incorporation, as amended
                            (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Registration Statement On Form S-8 (Reg. No.
                            333-61953), filed with the Commission on August 20,
                            1998).
           3.2           -- Bylaws (incorporated by reference Exhibit 3.2 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
           4.1           -- Form of Common Stock certificate (incorporated by
                            reference to Exhibit 4.3 to the Registrant's Registration
                            Statement on Form S-8 (Reg. No. 333-61953), filed with
                            the Commission on August 20, 1998)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           4.2           -- See Exhibit 3.1 for provisions of the Company's Restated
                            Articles of Incorporation, as amended, defining the
                            rights of the holders of Common Stock.
           4.3           -- See Exhibit 3.2 for provisions of the Company's Bylaws
                            defining the rights of holders of Common Stock.
         +10.1           -- DXP Enterprises, Inc. Long Term Incentive Plan, as
                            amended (incorporated by reference to Exhibit 4.4 to the
                            Registrant's Registration Statement on Form S-8 (Reg. No.
                            333-61953), filed with the Commission on August 20,
                            1998).
         +10.2           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Kenneth H. Miller
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.3           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Tommy Orr
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.4           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Cletus Davis
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.5           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Jerry J. Jones (incorporated by reference to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
         +10.6           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Bryan H. Wimberly (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
         +10.7           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and David R. Little (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
         +10.8           -- Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and David R. Little
                            (incorporated by reference to Exhibit No. 10.8 to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the Commission on May 22, 1998).
         +10.9           -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Jerry J. Jones, as amended by
                            Amendment to Employment Agreement dated effective May 21,
                            1998 (incorporated by reference to Exhibit 10.9 to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the commission on May 22, 1998).
         +10.10          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Bryan H. Wimberly, as amended
                            by Amendment to Employment Agreement dated effective May
                            21, 1998 and Amendment to Employment Agreement dated
                            effective June 30, 1998 (incorporated by reference to
                            Exhibit 10.1 to the Registrant's Quarterly Report on Form
                            10-Q for the quarterly period ended June 30, 1997, filed
                            with the Commission on August 10, 1998).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         +10.11          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Gary A. Allcorn, as amended by
                            Amendment to Employment Agreement dated effective May 21,
                            1998 (incorporated by reference to Exhibit 10.11 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the Commission on May 22, 1998).
          10.12          -- Second Amended and Restated Loan and Security Agreement
                            dated effective as of April 1, 1994, by and between
                            Barclays Business Credit, Inc. and SEPCO Industries,
                            Inc., as amended by First Amendment to Second Amended and
                            Restated Loan and Security Agreement and Secured
                            Promissory Note dated May, 1995, by and between SEPCO
                            Industries, Inc. and Shawmut Capital Corporation,
                            successor-in-interest by assignment to Barclays Business
                            Credit, Inc., as amended by Second Amendment to Second
                            Amended and Restated Loan and Security Agreement dated
                            April 3, 1996, by and between SEPCO Industries, Inc. and
                            Fleet Capital Corporation, formerly known as Shawmut
                            Capital Corporation, as amended by Third Amendment to
                            Second Amended and Restated Loan and Security Agreement
                            dated September 9, 1996, by and between SEPCO Industries,
                            Inc. and Bayou Pumps, Inc. and Fleet Capital Corporation,
                            as amended by Fourth Amendment to Second Amended and
                            Restated Loan and Security Agreement dated October 24,
                            1996, by and between SEPCO Industries, Inc. American MRO,
                            Inc. and Fleet Capital Corporation and as amended by
                            Letter Agreement dated November 4, 1996, from Fleet
                            Capital Corporation to SEPCO Industries, Inc., Bayou
                            Pumps, Inc. and American MRO, Inc. (incorporated by
                            reference to Amendment No. 4 to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on November 6, 1996).
          10.13          -- Fifth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 2, 1997, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.1 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            Quarterly period ended June 30, 1997, filed with
                            Commission on November 17, 1997).
          10.14          -- Sixth Amendment to Second Amended and Restated Loan and
                            Security Agreement and Amendment to Other Agreements
                            dated April 29, 1998, by And among Sepco Industries,
                            Inc., Bayou Pumps, Inc. and American MRO, Inc. and Fleet
                            Capital Corporation (incorporated by reference to Exhibit
                            10.1 to the Registrant's Quarterly Report on Form 10-Q,
                            filed with the Commission on May 14, 1998).
          10.15          -- Seventh Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 30, 1998, by and among
                            Sepco Industries, Inc., Bayou Pumps, Inc., American MRO,
                            Inc. and Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.2 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended June
                            30, 1997, filed with the Commission on August 10, 1998).
          10.16          -- Eighth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated October 20, 1998, by and among
                            Sepco Industries, Inc., Bayou Pumps, Inc., American MRO,
                            Inc. and Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.1 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1997, filed with the Commission on November
                            13, 1998).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.17          -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          10.18          -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          10.19          -- Vehicle Lease Agreement dated July 28, 1993, by and
                            between World Omni Financial Corp. and SEPCO Industries,
                            Inc. (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          10.20          -- Real Estate Note dated November 8, 1979, by Southern
                            Engine & Pump Company, payable to the order of
                            Southwestern Life Insurance Company (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
         +10.21          -- SEPCO Industries, Inc. Employee Stock Ownership Plan
                            (incorporated by reference to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 13,
                            1996).
          10.22          -- Amendment No. Two to SEPCO Industries, Inc. Employee
                            Stock Ownership Plan (incorporated by reference to
                            Exhibit 10.38 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on February 26, 1998).
          10.23          -- Amendment No. Three to SEPCO Industries, Inc. Employee
                            Stock Ownership Plan (incorporated by reference to
                            Exhibit 10.39 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on February 26, 1998).
          10.24          -- Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and DXP Acquisition,
                            Inc. d/b/a Strategic Acquisition, Inc. (incorporated by
                            reference to Exhibit 10.2 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
          10.25          -- Amendment to Loan and Security Agreement dated April 29,
                            1998, by and between DXP Acquisition, Inc., d/b/a
                            Strategic Acquisition, Inc. and Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to the
                            Registrant's Quarterly Report on Form 10-Q, filed with
                            the Commission on May 14, 1998).
          10.26          -- Second Amendment to Loan and Security Agreement dated
                            October 20, 1998, by and between DXP Acquisition, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.2 to the Registrant's Quarterly Report on
                            Form 10-Q, for the quarterly period ended September 30,
                            1998, filed with the Commission on November 13, 1998).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.27          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of DXP Acquisition, Inc. d/b/a Strategic
                            Acquisition, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.28          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.29          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Sepco Industries, Inc., guarantying the indebtedness of
                            DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc.
                            to Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.5 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.30          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            American MRO, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.6 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.31          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.7 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.32          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Sepco Industries, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.8 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.33          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of American MRO, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.9 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.34          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Bayou Pumps, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.10 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.35          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Pelican State Supply
                            Company, Inc. to Fleet Capital Corporation (incorporated
                            by reference to Exhibit 10.11 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
          10.36          -- Loan and Security Agreement dated May 29, 1997, by and
                            between Fleet Capital Corporation and Pelican State
                            Supply Company, Inc. (incorporated by reference to
                            Exhibit 10.12 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.37          -- Amendment to Loan and Security Agreement dated April 29,
                            1998, by and between Pelican State Supply Company, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.2 to the Registrant's Quarterly Report on
                            Form 10-Q, filed with the Commission on May 14, 1998).
          10.38          -- Continuing Guaranty Agreement dated May 29, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.13 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.39          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            SEPCO Industries, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.14
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.40          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            American MRO, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.15 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.41          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.16
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.42          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of SEPCO Industries, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.17
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.43          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of American MRO, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.18
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.44          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of Bayou Pumps, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.19
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.45          -- Secured Promissory Note dated April 29, 1998 payable by
                            SEPCO Industries, Inc., Bayou Pumps, Inc. and American
                            MRO, Inc. to Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.4 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 1998, filed with the Commission on May 14, 1998).
         *11.1           -- Statement re Computation of Per Share Earnings.
         *21.1           -- Subsidiaries of the Company.
         *23.1           -- Consent from Arthur Andersen LLP.
         *27.1           -- Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DXP ENTERPRISES, INC.
                                            (Registrant)

                                            By:     /s/ DAVID R. LITTLE
                                              ----------------------------------
                                                       David R. Little
                                                    Chairman of the Board,
                                                President and Chief Executive
                                                            Officer

Dated: March 31, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----

                 /s/ DAVID R. LITTLE                   Chairman of the Board, President,     March 31, 1998
-----------------------------------------------------    Chief Executive Officer and
                   David R. Little                       Director (Principal Executive
                                                         Officer)

                 /s/ GARY A. ALLCORN                   President/Finance and Senior Vice     March 31, 1998
-----------------------------------------------------    Chief Financial Officer
                   Gary A. Allcorn                       (Principal Financial and
                                                         Accounting Officer)

                 /s/ JERRY J. JONES                    Director                              March 31, 1998
-----------------------------------------------------
                   Jerry J. Jones

                  /s/ CLETUS DAVIS                     Director                              March 31, 1998
-----------------------------------------------------
                    Cletus Davis

                /s/ KENNETH H. MILLER                  Director                              March 31, 1998
-----------------------------------------------------
                  Kenneth H. Miller

                  /s/ THOMAS V. ORR                    Director                              March 31, 1998
-----------------------------------------------------
                    Thomas V. Orr

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Restated Articles of Incorporation, as amended
                            (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Registration Statement On Form S-8 (Reg. No.
                            333-61953), filed with the Commission on August 20,
                            1998).
           3.2           -- Bylaws (incorporated by reference Exhibit 3.2 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
           4.1           -- Form of Common Stock certificate (incorporated by
                            reference to Exhibit 4.3 to the Registrant's Registration
                            Statement on Form S-8 (Reg. No. 333-61953), filed with
                            the Commission on August 20, 1998)
           4.2           -- See Exhibit 3.1 for provisions of the Company's Restated
                            Articles of Incorporation, as amended, defining the
                            rights of the holders of Common Stock.
           4.3           -- See Exhibit 3.2 for provisions of the Company's Bylaws
                            defining the rights of holders of Common Stock.
         +10.1           -- DXP Enterprises, Inc. Long Term Incentive Plan, as
                            amended (incorporated by reference to Exhibit 4.4 to the
                            Registrant's Registration Statement on Form S-8 (Reg. No.
                            333-61953), filed with the Commission on August 20,
                            1998).
         +10.2           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Kenneth H. Miller
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.3           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Tommy Orr
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.4           -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Cletus Davis
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
         +10.5           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Jerry J. Jones (incorporated by reference to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
         +10.6           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Bryan H. Wimberly (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
         +10.7           -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and David R. Little (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
         +10.8           -- Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and David R. Little
                            (incorporated by reference to Exhibit No. 10.8 to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the Commission on May 22, 1998).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         +10.9           -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Jerry J. Jones, as amended by
                            Amendment to Employment Agreement dated effective May 21,
                            1998 (incorporated by reference to Exhibit 10.9 to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the commission on May 22, 1998).
         +10.10          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Bryan H. Wimberly, as amended
                            by Amendment to Employment Agreement dated effective May
                            21, 1998 and Amendment to Employment Agreement dated
                            effective June 30, 1998 (incorporated by reference to
                            Exhibit 10.1 to the Registrant's Quarterly Report on Form
                            10-Q for the quarterly period ended June 30, 1997, filed
                            with the Commission on August 10, 1998).
         +10.11          -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Gary A. Allcorn, as amended by
                            Amendment to Employment Agreement dated effective May 21,
                            1998 (incorporated by reference to Exhibit 10.11 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the Commission on May 22, 1998).
          10.12          -- Second Amended and Restated Loan and Security Agreement
                            dated effective as of April 1, 1994, by and between
                            Barclays Business Credit, Inc. and SEPCO Industries,
                            Inc., as amended by First Amendment to Second Amended and
                            Restated Loan and Security Agreement and Secured
                            Promissory Note dated May, 1995, by and between SEPCO
                            Industries, Inc. and Shawmut Capital Corporation,
                            successor-in-interest by assignment to Barclays Business
                            Credit, Inc., as amended by Second Amendment to Second
                            Amended and Restated Loan and Security Agreement dated
                            April 3, 1996, by and between SEPCO Industries, Inc. and
                            Fleet Capital Corporation, formerly known as Shawmut
                            Capital Corporation, as amended by Third Amendment to
                            Second Amended and Restated Loan and Security Agreement
                            dated September 9, 1996, by and between SEPCO Industries,
                            Inc. and Bayou Pumps, Inc. and Fleet Capital Corporation,
                            as amended by Fourth Amendment to Second Amended and
                            Restated Loan and Security Agreement dated October 24,
                            1996, by and between SEPCO Industries, Inc. American MRO,
                            Inc. and Fleet Capital Corporation and as amended by
                            Letter Agreement dated November 4, 1996, from Fleet
                            Capital Corporation to SEPCO Industries, Inc., Bayou
                            Pumps, Inc. and American MRO, Inc. (incorporated by
                            reference to Amendment No. 4 to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on November 6, 1996).
          10.13          -- Fifth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 2, 1997, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.1 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            Quarterly period ended June 30, 1997, filed with
                            Commission on November 17, 1997).
          10.14          -- Sixth Amendment to Second Amended and Restated Loan and
                            Security Agreement and Amendment to Other Agreements
                            dated April 29, 1998, by And among Sepco Industries,
                            Inc., Bayou Pumps, Inc. and American MRO, Inc. and Fleet
                            Capital Corporation (incorporated by reference to Exhibit
                            10.1 to the Registrant's Quarterly Report on Form 10-Q,
                            filed with the Commission on May 14, 1998).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.15          -- Seventh Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 30, 1998, by and among
                            Sepco Industries, Inc., Bayou Pumps, Inc., American MRO,
                            Inc. and Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.2 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended June
                            30, 1997, filed with the Commission on August 10, 1998).
          10.16          -- Eighth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated October 20, 1998, by and among
                            Sepco Industries, Inc., Bayou Pumps, Inc., American MRO,
                            Inc. and Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.1 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1997, filed with the Commission on November
                            13, 1998).
          10.17          -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          10.18          -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          10.19          -- Vehicle Lease Agreement dated July 28, 1993, by and
                            between World Omni Financial Corp. and SEPCO Industries,
                            Inc. (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          10.20          -- Real Estate Note dated November 8, 1979, by Southern
                            Engine & Pump Company, payable to the order of
                            Southwestern Life Insurance Company (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
         +10.21          -- SEPCO Industries, Inc. Employee Stock Ownership Plan
                            (incorporated by reference to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 13,
                            1996).
          10.22          -- Amendment No. Two to SEPCO Industries, Inc. Employee
                            Stock Ownership Plan (incorporated by reference to
                            Exhibit 10.38 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on February 26, 1998).
          10.23          -- Amendment No. Three to SEPCO Industries, Inc. Employee
                            Stock Ownership Plan (incorporated by reference to
                            Exhibit 10.39 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on February 26, 1998).
          10.24          -- Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and DXP Acquisition,
                            Inc. d/b/a Strategic Acquisition, Inc. (incorporated by
                            reference to Exhibit 10.2 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.25          -- Amendment to Loan and Security Agreement dated April 29,
                            1998, by and between DXP Acquisition, Inc., d/b/a
                            Strategic Acquisition, Inc. and Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to the
                            Registrant's Quarterly Report on Form 10-Q, filed with
                            the Commission on May 14, 1998).
          10.26          -- Second Amendment to Loan and Security Agreement dated
                            October 20, 1998, by and between DXP Acquisition, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.2 to the Registrant's Quarterly Report on
                            Form 10-Q, for the quarterly period ended September 30,
                            1998, filed with the Commission on November 13, 1998).
          10.27          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of DXP Acquisition, Inc. d/b/a Strategic
                            Acquisition, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.28          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.29          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Sepco Industries, Inc., guarantying the indebtedness of
                            DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc.
                            to Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.5 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.30          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            American MRO, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.6 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.31          -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.7 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.32          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Sepco Industries, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.8 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.33          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of American MRO, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.9 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.34          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Bayou Pumps, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.10 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.35          -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Pelican State Supply
                            Company, Inc. to Fleet Capital Corporation (incorporated
                            by reference to Exhibit 10.11 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
          10.36          -- Loan and Security Agreement dated May 29, 1997, by and
                            between Fleet Capital Corporation and Pelican State
                            Supply Company, Inc. (incorporated by reference to
                            Exhibit 10.12 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
          10.37          -- Amendment to Loan and Security Agreement dated April 29,
                            1998, by and between Pelican State Supply Company, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.2 to the Registrant's Quarterly Report on
                            Form 10-Q, filed with the Commission on May 14, 1998).
          10.38          -- Continuing Guaranty Agreement dated May 29, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.13 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
          10.39          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            SEPCO Industries, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.14
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.40          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            American MRO, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.15 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.41          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.16
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.42          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of SEPCO Industries, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.17
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.43          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of American MRO, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.18
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.44          -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of Bayou Pumps, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.19
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
          10.45          -- Secured Promissory Note dated April 29, 1998 payable by
                            SEPCO Industries, Inc., Bayou Pumps, Inc. and American
                            MRO, Inc. to Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.4 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 1998, filed with the Commission on May 14, 1998).
         *11.1           -- Statement re Computation of Per Share Earnings.
         *21.1           -- Subsidiaries of the Company.
         *23.1           -- Consent from Arthur Andersen LLP.
         *27.1           -- Financial Data Schedule.