Form 10-Q
period 1999-03-31
DXP ENTERPRISES INC
filed 1999-05-14
CIK 1020710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-21513
                             ---------------------

                             DXP ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        76-0509661
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

                7272 PINEMONT
               HOUSTON, TEXAS                                       77040
  (Address of principal executive offices)                       (Zip Code)

                                  713/996-4700
              (Registrant's telephone number, including area code)
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]
                             ---------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1999:

                            COMMON STOCK: 4,211,072

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash......................................................    $   999       $ 1,625
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,322 and $1,155, respectively............     25,966        24,367
  Inventory.................................................     31,455        28,926
  Prepaid expenses and other................................      2,079         1,453
  Deferred income taxes.....................................        958           870
                                                                -------       -------
          Total current assets..............................     61,457        57,241
Property, plant and equipment, net..........................     13,095        13,160
Goodwill, net...............................................     10,351        10,447
Other assets................................................        471           484
                                                                -------       -------
          Total assets......................................     85,374        81,332
                                                                =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable....................................     18,279        14,826
  Employee compensation.....................................      1,024         1,449
  Other accrued liabilities.................................        331            99
  Current portion of long-term debt.........................      3,838         3,782
                                                                -------       -------
          Total current liabilities.........................     23,472        20,156
Long-term debt, less current portion........................     44,097        42,910
Deferred compensation.......................................        739           739
Deferred income taxes.......................................        580           563
Equity subject to redemption:
  Series A preferred stock -- 1,122 shares..................        112           112
  Common stock, -0- and 140,214 shares......................         --         1,245
Shareholders' Equity:
  Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share;
     1,000,000 shares authorized; 2,992 shares issued and
     outstanding:...........................................          2             2
  Series B convertible preferred stock, 1/10th vote per
     share; $1.00 par value; $100 stated value; liquidation
     preference of $100 per share; 1,000,000 shares
     authorized; 17,700 shares issued and 15,000 shares
     outstanding............................................         18            18
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 4,211,072 shares issued, of which 4,075,621
     shares are outstanding, and 135,451 shares are treasury
     stock..................................................         41            40
  Paid-in capital...........................................      2,152           908
  Retained earnings.........................................     15,679        15,443
  Treasury stock............................................     (1,518)         (804)
                                                                -------       -------
          Total shareholders' equity........................     16,374        15,607
                                                                -------       -------
          Total liabilities and shareholders' equity........    $85,374       $81,332
                                                                =======       =======

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $48,410    $49,004
Cost of sales...............................................   35,648     36,419
                                                              -------    -------
Gross Profit................................................   12,762     12,585
Selling, general and administrative expenses................   11,825     10,508
                                                              -------    -------
Operating income............................................      937      2,077
Other income................................................      508        176
Interest expense............................................     (929)      (785)
                                                              -------    -------
Income before income taxes..................................      516      1,468
Provision for income taxes..................................      258        590
                                                              -------    -------
Net income..................................................  $   258    $   878
Preferred stock dividend....................................       23         21
                                                              -------    -------
Net Income attributable to common Shareholders..............  $   235    $   857
                                                              =======    =======
Basic earnings per common share.............................  $   .06    $   .21
                                                              -------    -------
Common shares outstanding...................................    4,129      4,157
                                                              -------    -------
Diluted earnings per share..................................  $   .05    $   .15
                                                              -------    -------
Common and common equivalent shares outstanding.............    5,552      5,701
                                                              -------    -------

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
OPERATING ACTIVITIES:
Net cash provided by operating activities...................  $   (866)  $  3,415
INVESTING ACTIVITIES:
Purchase of Tri-Electric Supply net assets..................        --     (6,208)
Proceeds on the sale of assets, at cost.....................       267         --
Purchase of property and equipment..........................      (534)      (250)
                                                              --------   --------
Net cash used in investing activities.......................      (267)    (6,458)
FINANCING ACTIVITIES:
Proceeds from debt..........................................    48,040     53,634
Principal payments on revolving line of credit, long-term
  and Subordinated debt, and notes payable to bank..........   (46,796)   (49,047)
Acquisition of common stock.................................      (714)        --
Dividends paid..............................................       (23)       (21)
                                                              --------   --------
Net cash provided by financing activities...................       507      4,566
                                                              --------   --------
INCREASE (DECREASE) IN CASH.................................      (626)     1,523
CASH AT BEGINNING OF PERIOD.................................     1,625        736
                                                              --------   --------
CASH AT END OF PERIOD.......................................  $    999   $  2,259
                                                              ========   ========

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. DXP Enterprises, Inc. (the "Company") believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K Annual Report for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

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

NOTE 3: INVENTORY

     The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 63 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                                        MARCH 31, 1999   DECEMBER 31, 1998
                                                        --------------   -----------------
                                                                  (IN THOUSANDS)
Finished goods........................................     $30,689            $29,717
Work in process.......................................       4,794              3,093
                                                           -------            -------
Inventories at FIFO...................................      35,483             32,810
Less -- LIFO allowance................................      (4,028)            (3,884)
                                                           -------            -------
Inventories...........................................     $31,455            $28,926
                                                           =======            =======

NOTE 4: ACQUISITION

     On February 26, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of Tri-Electric Supply, Ltd ("Tri-Electric"). The purchase price consisted of $6.2 million in cash, assumption of $1.6 million of trade payables and other accrued expenses and a deferred payment up to a maximum of $275,000 based on the earnings before interest and taxes and depreciation of the acquired company to be paid on March 31, 1999, if earned. No deferred payment was required to be made. Tri-Electric did not meet the deferred payment requirements based on the earnings before interest and taxes and depreciation for the twelve month period ended March 31, 1999. The results of operations of Tri-Electric are included in the consolidated

                     DXP ENTERPRISES INC. AND SUBSIDIARIES
statements of income from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition.

NOTE 5: LONG-TERM DEBT

     The Company has secured lines of credit for up to $44 million with an institutional lender (the "Credit Facility"). The Credit Facility was amended by the Company and its lender effective March 30, 1999, which now provides for borrowings up to an aggregate of the lessor of (i) a percentage of the collateral value based on a formula set forth therein and (ii) $44.0 million. Additionally, the LIBOR pricing, set to expire as of June 30, 1999, was cancelled and therefore all of the borrowings under the Credit Facility will bear interest at prime. The Credit Facility is secured by receivables, inventory, and machinery and equipment and matures April 2000. An executive officer of the Company, who is also a shareholder of the Company, has personally guaranteed up to $500,000 of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure this line of credit. The available borrowings under the Credit Facility at March 31, 1999 were approximately $2.8 million. The Credit Facility includes loan covenants that are measured monthly, which, among other things, require the Company to maintain a certain cash flow and other financial ratios.

NOTE 6: SUBSEQUENT EVENTS

     The Company amended the Credit Facility, effective May 13, 1999, to extend its maturity date from January 2, 2000 to April 1, 2000. All other terms and conditions remain as stated above.

     On April 27, 1999, the Company entered into an agreement to sell certain assets of Wesco Equipment, a division that specializes in valve and valve automation products, for approximately $3.173 million. The sale is expected to be completed by the second quarter of 1999. The assets being sold include inventory and personal property. The Company will retain and collect the customer accounts receivable balances. Upon completion of this transaction, the Company will no longer be in the valve automation business.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading provider of MRO products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical product categories. The Company also offers a line of valve and valve automation products within the pipe, valve and fittings category but has entered into an agreement to sell its valve automation products business. Upon completion of this transaction, the Company will no longer derive revenues from the valve automation business. The Company offers its customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides integrated services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy the customer's unique needs.

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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1999 compared to Three Months Ended March 31,
1998

     Revenues for the three months ended March 31, 1999 decreased 1.2% to $48.4 million from the three months ended March 31, 1998. The Company's acquisitions in 1998 accounted for $5.3 million of the $48.4 million in revenues during the period ended March 31, 1999. Sales of fluid handling equipment increased 16.1%, or $2.9 million, over the comparable period in 1998, due in part to the $1.7 million in revenues generated by Smith Equipment Company, the fluid handling equipment business acquired in May 1998. Sales of bearings and power transmission equipment for the quarter ended March 31, 1999 decreased 28.7%, or $4.1 million over the comparable period in 1998, due primarily to the effects of lower oil prices and its affects on the oil industry. Sales of valve and valve automation equipment decreased 18.1%, or $.4 million over the comparable period in 1998. During the three months ended March 31, 1999, sales of general mill and safety supplies decreased 11.5%, or $1.5 million over the comparable period in 1998. A comparison of electrical supplies is not presented because the product category did not exist during the entire comparative prior period.

     Gross margins increased .7% for the first quarter of 1999 as compared to the first quarter of 1998, from 25.7% of sales to 26.4%. The increase in gross margin is attributable to higher margins associated with the two businesses acquired in the second quarter of 1998. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

     Selling, general and administrative expense for the first quarter of 1999 increased as a percentage of revenues by 3.0%, or $1.3 million, as compared to the first quarter of 1998. This was due in large part to the selling expenses ($.7 million) generated by the acquired companies, Tri-Electric, in the first quarter of 1998 as well as M.W. Smith Equipment, Inc. and Lucky Electric & Supply, Inc. in the second quarter of 1998. Also contributing to the increase was the focus and investment ($.6 million) in the areas of marketing and information technologies in an effort to improve the Company's future position in the industrial distribution market.

     Operating income for the three month period ended March 31, 1999 decreased as a percent of revenues by 2.3%, from $2.1 million to $.9 million as compared to the first quarter of 1998, due to the decrease in revenue volume and the increase of selling, general and administrative expenses as a percentage of revenue.

     Interest expense during the first quarter of 1999 increased by $.1 million to $.9 million compared to the first quarter of 1998. The increase was primarily due to greater interest expense resulting from additional borrowings incurred to finance an acquisition late in the first quarter of 1998 and two acquisitions during the second quarter of 1998 and the purchase of real property used as the Company's corporate headquarters. Average interest rates were slightly lower during the three months ended March 31, 1999 as compared to the same period in 1998.

     The Company's provision for income taxes for the three months ended March 31, 1999 decreased by $.3 million compared to the same period of 1998, as a result of the decrease in profits.

     Net income for the three month period ended March 31, 1999, decreased $.6 million from the three month period ended March 31, 1998 due to the decrease in revenue volume and the increase of selling, general and administrative expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

  General

     Under the Company's loan agreements with its bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had $2.8 million available for borrowings under the Credit Facility at March 31, 1999. Working capital at March 31, 1999 and December 31, 1998 was $38.0 million and $37.1 million, respectively. During the first three months of 1999 and the year 1998, the Company collected its trade receivables in approximately 48 and 49 days, respectively, and turned its inventory approximately four times on an annualized basis.

     In the first and again in the second quarter of 1999, the Company and its lender amended the Credit Facility effective March 30, 1999 and May 13, 1999, which now provides for borrowings up to an aggregate of the lessor of (i) a percentage of the collateral value based on a formula set forth therein and (ii) $44.0 million. Additionally, the LIBOR pricing, set to expire as of June 30, 1999, was cancelled and therefore all of the borrowings under the Credit Facility will bear interest at prime (7.75 percent at March 31, 1999). The line of credit is secured by receivables, inventory, and machinery and equipment. The Company and its lender further amended the Credit Facility, effective May 13, 1999 to extend the maturity date to April 1, 2000. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

     The Company expended cash through operating activities of $.9 million in the first three months of 1999 as compared to $3.4 million in cash generation during the first three months of 1998, due primarily to a decrease in earnings along with an increase in both accounts receivable and inventory.

     The Company had capital expenditures of approximately $.53 million for the first three months of 1999 as compared to $.25 million during the same period of 1998. Capital expenditures in the first three months of 1999 were primarily related to computer hardware ($.27 million) and furniture and fixtures ($.22 million). Capital expenditures for 1998 were primarily related to computer hardware ($.14 million).

     On February 26, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of an electrical supply business. The purchase price consisted of $6.2 million in cash, assumption of $1.6 million of trade payables and other accrued expenses. The results of operations of the business are included in the consolidated statements of income from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition.

     The Company believes that cash generated from operations and available under its Credit Facility will meet its future ongoing operational and liquidity needs and capital requirements. Funding of the Company's acquisition efforts will require capital in the form of the issuance of additional equity or debt financing. There can be no assurance that such financing will be available to the Company or as to the terms thereof.

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

     The Company's Year 2000 program is an integrated, multi-phase process covering information technology systems and hardware as well as equipment and products with embedded computer chips technology. The primary phases of the program are (1) inventorying existing equipment and systems; (2) analyzing equipment and systems to identify those which are not Year 2000 ready and to prioritize critical items; (3) communicating with customers, major vendors and other third parties with whom the Company has material relationships regarding their Year 2000 readiness; (4) remediating, repairing or replacing equipment and systems that are not Year 2000 ready; and (5) testing to verify that Year 2000 readiness has been achieved for the Company's equipment and systems.

     Phases (1) and (2) of the Company's Year 2000 program have been completed. In support of phase (3) of the Company's Year 2000 program, the Company has developed and implemented a vendor/client Year 2000 questionnaire on the Company web-site, as well as the development of a paper based version of the questionnaire. Phase (3) is well under way with an initial mailing to over 20,000 customers/vendors. The Company will continue communicating with customers, major vendors and other third parties with whom the Company has material relationships to determine if they will be ready for the Year 2000 by the end of 1999. Although the most likely worst case scenario faced by the Company would require the Company to carry additional inventory levels to mitigate vendor complications, to the extent the Company's customers, vendors and other third parties are not compliant by the Year 2000 and unexpected complications result therefrom, it could have a material adverse effect upon the Company's results of operations and financial condition. With respect to phase
(4), the Company is addressing Year 2000 software issues through the implementation of Year 2000 compliant upgrades to, or new releases of, current software. The Company installed the latest upgrade to its main business system software on the 8th of May 1999, at which time the main business system supporting the Company became Year 2000 compliant. Cost incurred to date relative to the conversions and upgrades have been minimal and are expected to continue to be minimal in future periods, as the Company policy has been, and continues to be to maintain the most current version of its business software packages for maintainability and interoperability considerations. The Company will continue to analyze systems and services that utilize date imbedded codes that may experience operational problems when the Year 2000 is reached. The Company began phase (5) at the end of the first quarter of 1999 and expects to complete testing and verification efforts by the end of the second quarter of 1999. All costs associated with the Year 2000 issues will be included as part of the normal software upgrades or operating costs, as appropriate.

     The foregoing statements of this subsection are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

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

  Risks Related to Acquisition Financing

     The Company currently intends to finance acquisitions by using shares of Common Stock for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources, if available, to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. Under the Credit Facility, all available cash generally is applied to reduce outstanding borrowings. As of March 31, 1999, the Company had approximately $2.8 million available under the Credit Facility, and there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on terms the Company deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

  Risks Related to Internal Growth Strategy

     Future results for the Company also will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines. The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource program. The Company acquired two businesses in the second quarter of 1997, a third in the first quarter of 1998 and two additional businesses in the second quarter of 1998 and plans to acquire other distributors with complementary or desirable product lines and customer bases. Although the Company intends to increase sales and product offerings to the customers of these and other acquired companies, reduce costs through consolidating certain administrative and sales functions and integrate the acquired companies' management information systems with the Company's system, there can be no assurance that the Company will be successful in these efforts.

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

  Year 2000 Issues

     Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on its computer systems and software for financial reporting, customer account information and inventory management and replenishment. The Company is in the process of assessing its state of readiness for the Year 2000 and expects its software to be Year 2000 compliant by the end of the third quarter of 1999 upon completion of the upgrading of its software and verification testing efforts. Additionally, the Company has developed and implemented a web-based questionnaire along with a standard questionnaire in order to communicate with customers, major vendors and other third parties with whom it has material relationships to determine if they will be ready for the Year 2000. To the extent unexpected problems associated with the Year 2000 arise during the implementation phase of the Company's Year 2000 program or due to the fact that the Company's customers, vendors and other third parties are not compliant by the Year 2000, it could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          10.1           -- Waiver and Amendment dated March 30, 1999 between SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation.
          10.2           -- Waiver and Amendment dated March 30, 1999 between Pelican
                            State Supply Company, Inc. and Fleet Capital Corporation.
          10.3           -- Waiver and Amendment dated March 30, 1999 between DXP
                            Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and
                            Fleet Capital Corporation.
          10.4           -- May 1999 Amendment to Second Amended and Restated Loan
                            and Security Agreement and Modification to Other
                            Agreements dated May 13, 1999, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation.
          10.5           -- May 1999 Amendment to Loan and Security Agreement dated
                            May 13, 1999, by and among Pelican State Supply Company,
                            Inc. and Fleet Capital Corporation.
          10.6           -- May 1999 Amendment to Loan and Security Agreement dated
                            May 13, 1999, by and among DXP Acquisition, Inc., d/b/a
                            Strategic Acquisition, Inc. and Fleet Capital
                            Corporation.
          11.1           -- Statement re: Computation of Per Share Earnings.
          27.1           -- Financial Data Schedule.

     (b) Reports on Form 8-K.

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            DXP ENTERPRISES, INC.

                                            By:     /s/ GARY A. ALLCORN
                                              ----------------------------------
                                                      Gary A. Allcorn
                                             Senior Vice President/Finance and
                                                  Chief Financial Officer
                                                (Duly authorized officer and
                                                principal financial officer)

Date: May 13, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Waiver and Amendment dated March 30, 1999 between SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation.
          10.2           -- Waiver and Amendment dated March 30, 1999 between Pelican
                            State Supply Company, Inc. and Fleet Capital Corporation.
          10.3           -- Waiver and Amendment dated March 30, 1999 between DXP
                            Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and
                            Fleet Capital Corporation.
          10.4           -- May 1999 Amendment to Second Amended and Restated Loan
                            and Security Agreement and Modification to Other
                            Agreements dated May 13, 1999, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation.
          10.5           -- May 1999 Amendment to Loan and Security Agreement dated
                            May 13, 1999, by and among Pelican State Supply Company,
                            Inc. and Fleet Capital Corporation.
          10.6           -- May 1999 Amendment to Loan and Security Agreement dated
                            May 13, 1999, by and among DXP Acquisition, Inc., d/b/a
                            Strategic Acquisition, Inc. and Fleet Capital
                            Corporation.
          11.1           -- Statement re: Computation of Per Share Earnings.
          27.1           -- Financial Data Schedule.