Form 10-Q
period 1999-06-30
DXP ENTERPRISES INC
filed 1999-08-16
CIK 1020710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-21513

                             DXP ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                        76-0509661
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                7272 PINEMONT                                       77040
               HOUSTON, TEXAS                                    (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  713/996-4700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1999:

                            Common Stock: 4,212,043

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash......................................................    $ 1,143        $ 1,625
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,491 and $1,155, respectively............     23,675         24,367
  Inventory.................................................     30,135         28,926
  Prepaid expenses and other................................      2,577          1,453
  Deferred income taxes.....................................      1,053            870
                                                                -------        -------
       Total current assets.................................    $58,583        $57,241
Property, plant and equipment, net..........................     13,808         13,160
Goodwill, net...............................................     10,257         10,447
Other assets................................................        471            484
                                                                -------        -------
       Total assets.........................................    $83,119        $81,332
                                                                =======        =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable....................................    $21,199        $14,826
  Employee compensation.....................................      1,191          1,449
  Other accrued liabilities.................................        787             99
  Current portion of long-term debt.........................      3,917          3,782
                                                                -------        -------
       Total current liabilities............................    $27,094        $20,156
Long-term debt, less current portion........................     38,835         42,910
Deferred compensation.......................................        739            739
Deferred income taxes.......................................        587            563
Equity subject to redemption:
  Series A preferred stock -- 1,122 shares..................        112            112
  Common stock, -0- and 140,214 shares......................         --          1,245
Shareholders' equity:
  Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share;
     1,000,000 shares authorized; 2,992 shares issued and
     outstanding............................................          2              2
  Series B convertible preferred stock, 1/10th vote per
     share; $1.00 par value; $100 stated value; liquidation
     preference of $100 per share; 1,000,000 shares
     authorized; 17,700 shares issued and 15,000
     outstanding............................................         18             18
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 4,211,072 and 4,211,010 shares issued, of
     which 4,054,121 and 4,155,773 shares are outstanding,
     and 156,951 and 55,237 shares are treasury stock.......         41             40
  Paid-in capital...........................................      2,152            908
  Retained earnings.........................................     15,257         15,443
  Treasury stock............................................     (1,718)          (804)
                                                                -------        -------
       Total shareholders' equity...........................     15,752         15,607
                                                                -------        -------
       Total liabilities and shareholders' equity...........    $83,119        $81,332
                                                                =======        =======

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   ------------------
                                                         1999       1998      1999       1998
                                                       --------   --------   -------   --------
Sales................................................  $46,436    $52,586    $94,846   $101,590
Cost of sales........................................   34,747     38,839     70,395     75,258
                                                       -------    -------    -------   --------
Gross profit.........................................   11,689     13,747     24,451     26,332
Selling, general and administrative expenses.........   11,134     11,310     22,959     21,818
                                                       -------    -------    -------   --------
Operating income.....................................      555      2,437      1,492      4,514
Other income.........................................       66        342        574        518
Interest expense.....................................     (936)      (909)    (1,865)    (1,694)
                                                       -------    -------    -------   --------
Income(loss) before income taxes.....................     (315)     1,870        201      3,338
Provision for income taxes...........................       84        745        342      1,335
                                                       -------    -------    -------   --------
Net income (loss)....................................  $  (399)   $ 1,125    $  (141)  $  2,003
Preferred stock dividend.............................       23         23         45         44
                                                       -------    -------    -------   --------
Net income (loss) attributable to common
  Shareholders.......................................  $  (422)   $ 1,102    $  (186)  $  1,959
                                                       =======    =======    =======   ========
Basic earnings (loss) per common share...............  $  (.10)   $   .26    $  (.05)  $    .47
                                                       =======    =======    =======   ========
Common shares outstanding............................    4,068      4,164      4,095      4,160
                                                       =======    =======    =======   ========
Diluted earnings (loss) per share....................  $  (.10)   $   .20    $  (.05)  $    .35
                                                       =======    =======    =======   ========
Common and common equivalents shares outstanding.....    4,068      5,675      4,095      5,671
                                                       =======    =======    =======   ========

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
OPERATING ACTIVITIES:
  Net cash provided by operating activities.................  $ 5,800   $ 3,240
INVESTING ACTIVITIES:
  Purchase of Tri-Electric Supply, Ltd. net assets..........       --    (6,109)
  Purchase of Lucky Electric Supply, Inc. net assets........       --    (2,430)
  Purchase of Mark W. Smith Equipment, Inc. net assets......       --    (3,938)
  Purchase of property and equipment........................   (1,650)   (2,357)
  Proceeds on the sale of assets, at cost...................      267        --
                                                              -------   -------
       Net cash used in investing activities................   (1,383)  (14,834)
FINANCING ACTIVITIES:
  Proceeds from debt........................................   92,894    94,456
  Principal payments on revolving line of credit, long-term
     and Subordinated debt, and notes payable to bank.......  (96,834)  (81,662)
  Acquisition of common stock...............................     (914)       --
  Dividends paid............................................      (45)      (44)
                                                              -------   -------
       Net cash provided by financing activities............   (4,899)   12,750
                                                              -------   -------
INCREASE (DECREASE) IN CASH.................................     (482)    1,156
CASH AT BEGINNING OF PERIOD.................................    1,625       736
                                                              =======   =======
CASH AT END OF PERIOD.......................................  $ 1,143   $ 1,892
                                                              =======   =======

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

     The Company has adopted SFAS 128 and has applied the provisions of the statement to current and prior periods. While the Company has outstanding stock options and Series A Preferred Stock convertible into Common Stock, these are not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

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

NOTE 3:  INVENTORY

     The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 64 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                                      JUNE 30,      DECEMBER 31,
                                                        1999            1998
                                                      --------      ------------
                                                            (IN THOUSANDS)
Finished goods......................................  $29,062         $29,717
Work in process.....................................    5,091           3,093
                                                      -------         -------
Inventories at FIFO.................................   34,153          32,810
Less -- LIFO allowance..............................   (4,018)         (3,884)
                                                      -------         -------
Inventories.........................................  $30,135         $28,926
                                                      =======         =======

NOTE 4:  ACQUISITIONS

     On February 26, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of Tri-Electric Supply, Ltd ("Tri-Electric"). The purchase price consisted of $6.1 million in cash, assumption of

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

$1.6 million of trade payables and other accrued expenses. The results of operations of Tri-Electric are included in the consolidated statements of income from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition.

     On May 31, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of Lucky Electric & Supply, Inc. ("Lucky Electric"). The purchase price consisted of approximately $2.4 million in cash, a $735,000 promissory note and the assumption of $149,000 of trade payables and other accrued expenses. The results of operations of Lucky Electric are included in the consolidated statements of income of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $.6 million was recorded in connection with the acquisition.

     On May 31, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of M.W. Smith Equipment, Inc. ("Smith Equipment"). The purchase price consisted of approximately $3.9 million in cash and the assumption of $618,000 of trade payables and other accrued expenses. The results of operations of Smith Equipment are included in the consolidated statements of income of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $2.7 million was recorded in connection with the acquisition.

NOTE 5:  LONG-TERM DEBT

     The Company has secured lines of credit for up to $44 million with an institutional lender (the "Credit Facility"). The Credit Facility was amended by the Company and its lender effective March 30, 1999, which at June 30, 1999 provided for borrowings up to an aggregate of the lessor of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $44.0 million. Additionally, the LIBOR pricing, set to expire as of June 30, 1999, was cancelled and therefore all of the borrowings under the Credit Facility will bear interest at prime. The Credit Facility is secured by receivables, inventory, and machinery and equipment and matures April 2000. An executive officer of the Company, who is also a shareholder of the Company, has personally guaranteed up to $.5 million of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure this line of credit. The available borrowings under the Credit Facility at June 30, 1999 were approximately $5.7 million. The Credit Facility includes loan covenants that are measured monthly, which, among other things, require the Company to maintain a certain cash flow and other financial ratios.

NOTE 6:  SUBSEQUENT EVENTS

     As of June 30, 1999, the Company was not in compliance with certain of its financial ratios for which it subsequently obtained waivers from its lender. In conjunction with obtaining those waivers, the Company and its lender amended the Credit Facility, effective August 13, 1999, to extend its maturity date from April 1, 2000 to April 1, 2001. The amendment raised the interest rate from prime to prime plus one percent on the term portion of the Credit Facility, which was $14.4 million at June 30, 1999, and prime plus one-half on the revolver portion of the Credit Facility, which was $21.7 million at June 30, 1999. The amendment requires the Company to provide a balance sheet, income statement and statement of cash flows by month for the fourth quarter of 1999. Furthermore, the funds available under the Credit Facility will be reduced by $1.25 million. The effect, had the Credit Facility been amended at June 30, 1999, would have reduced availability from $5.7 million to $4.5 million. All other terms and conditions remain as stated above.

     On July 16, 1999, the Company completed the sale of certain assets of Wesco Equipment, a division that specializes in valve and valve automation products, for approximately $2.65 million. The proceeds of the sale approximated the net book value of the assets sold. The assets sold included inventory and personal property. The Company will retain and collect the customer accounts receivable balances. Since the completion of the transaction, the Company no longer competes in the valve automation business.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading provider of MRO products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical product categories. On July 16, 1999, the Company completed the sale of certain assets of Wesco Equipment, a division that specializes in valve and valve automation products, for approximately $2.65 million. As a result, the Company no longer competes in the valve automation business. The Company offers its customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides integrated services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy the customer's unique needs.

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

     The Company's strategy in the past focused on addressing current trends in the industrial distribution market through a combination of acquisitions and internal growth. Due to current conditions in the Company's industry, the Company has curtailed its acquisitions efforts. Key elements of the Company's internal growth strategy include leveraging existing customer relationships, expanding product offerings from existing locations, reducing costs through consolidated purchasing programs and combined product distribution centers, designing and implementing innovative solutions to address the procurement and supply needs of the Company's customers and using the Company's traditional distribution and integrated supply capabilities to increase sales in each area. When conditions in the Company's industry improve, the Company intends to seek acquisitions that will provide the Company access to additional product lines and customers to enhance its position as a single source industrial distributor with first-tier distribution capabilities. Future results for the Company will be dependent on the success of the Company in implementing its internal growth strategy and, to the extent the Company completes any acquisitions, on the ability of the Company to integrate such acquisitions.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

     Revenues for the three months ended June 30, 1999 decreased 11.7% to $46.4 million from the three months ended June 30, 1998. Revenues for the Company's two acquisitions during the second quarter of 1998, are excluded for comparative purposes because the Company did not own the entities during the entire comparative period. The revenues from these two entities that were excluded for comparative purposes were $2.6 million for the second quarter of 1999 and $1.2 million for the second quarter of 1998. Sales of fluid handling equipment decreased 6.5%, or $1.2 million, from the comparable period in 1998. Sales of bearings and power transmission equipment for the quarter ended June 30, 1999 decreased 24.3%, or $3.3 million, from the comparable period in 1998. Sales of valve and valve automation equipment decreased 32.5%, or $.9 million, from the comparable period in 1998. During the three months ended June 30, 1999, sales of general mill and safety supplies decreased 7.8%, or $1.0 million, from the comparable period in 1998. The Company entered into electrical product sales with the acquisition of Tri-Electric during the first quarter of

1998. Sales of electrical products decreased 32.0%, or $1.2 million, from $3.8 million to $2.6 million for the quarter ended June 30, 1999, from the comparable period in 1998. The decrease in revenues resulted primarily from the effects associated with declining oil prices and a softness related to the mining industry.

     Gross margins decreased by 1% for the second quarter of 1999 as compared to the second quarter of 1998, from 26.1% to 25.1%. The margin decrease is primarily attributable to the reduction of volume in the bearing and power transmission and pump product lines which normally produce higher margins than other products. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

     Selling, general and administrative expense for the second quarter of 1999 increased as a percentage of revenues by 2.5%, from 21.5% to 24.0%, as compared to the second quarter of 1998. This was due in large part to lower revenues in the second quarter 1999 as compared to the second quarter in 1998. Also contributing to the increase were higher selling expenses of $.6 million in the second quarter of 1999 over those generated in the second quarter of 1998 by Smith Equipment and Lucky Electric, which were acquired in the second quarter of 1998.

     Operating income for the three month period ended June 30, 1999 decreased from $2.4 million to $.6 million as compared to the second quarter of 1998, due to the decrease in revenue volume and the increase of selling, general and administrative expenses as a percentage of revenue.

     Interest expense during the second quarter of 1999 remained consistent at $.9 million compared to the second quarter of 1998. Average interest rates were slightly lower during the three months ended June 30, 1999 as compared to the same period in 1998.

     The Company's provision for income taxes for the three months ended June 30, 1999 decreased by $.7 million compared to the same period of 1998, as a result of the decrease in profits. The current tax provision for the quarter resulted from deductions allowed for book purposes and not allowed for tax purposes and state income taxes.

     Net income for the three month period ended June 30, 1999, decreased $1.5 million from the three month period ended June 30, 1998 due to the decrease in revenue volume and the increase of selling, general and administrative expenses as a percentage of revenue.

  Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues for the six months ended June 30, 1999 decreased 6.6% to $94.8 million from the six months ended June 30, 1998. The Company's acquisitions during the first and second quarters of 1998 accounted for $10.5 million in revenues during the period ended June 30, 1999 and $6.1 million in revenues for the same period in 1998. Revenues generated by the acquired companies, one in the first quarter of 1998 and two in the second quarter of 1998, will be excluded for comparative purposes because the Company did not own these entities during the entire comparative period. Sales of fluid handling equipment remained consistent at $36.7 million with the comparable period in 1998. Sales of bearings and power transmission equipment for the six months ended June 30, 1999 decreased 26.5%, or $7.4 million, from the comparable period in 1998. Sales of valve and valve automation equipment decreased 25.8%, or $1.3 million, from the comparable period in 1998. Sales of general mill and safety supplies for the six months ended June 30, 1999 decreased 9.7%, or $2.5 million, from the comparable period in 1998. The decrease in revenues resulted primarily from the effects associated with declining oil prices and a softness related to the mining industry. A comparison of electrical supplies is not presented because the product category did not exist during the entire comparative prior period.

     Gross margins remained consistent in the first half of 1999 as compared to 1998. The Company currently expects some increase in manufacturers prices to continue due to increased raw material costs. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

     Selling, general and administrative expense for the first half of 1999 increased as a percentage of revenues by 2.7%, from 21.5% to 24.2%, as compared to the first half of 1998. This was due in part to lower revenues in the first half of 1999 as compared to the first half of 1998. Also contributing to the increase were the higher selling expenses of $1.8 million in the first half of 1999 over those generated in the first half of 1998 by Tri-Electric, acquired in the first quarter of 1998, as well as Smith Equipment and Lucky Electric, which were acquired in the second quarter of 1998.

     Operating income for the six month period ended June 30, 1999 decreased from $4.5 million to $1.5 million, due to the decrease in revenue volume and the increase of selling, general and administrative expenses as a percentage of revenue.

     Interest expense during the first half of 1998 increased by $.2 million to $1.9 million as compared to the first half of 1998. The increase was primarily due to greater interest expense resulting from additional borrowings incurred to finance an acquisition late in the first quarter of 1998 and two acquisitions during the second quarter of 1998 and the purchase of real property used as the Company's corporate headquarters. Average interest rates were slightly lower during the six months ended June 30, 1999 as compared to the same period in 1998.

     The Company's provision for income taxes for the six months ended June 30, 1999 decreased by $1.0 million compared to the same period of 1998, as a result of the decrease in profits. The current tax provision resulted from deductions allowed for book purposes but not allowed for tax purposes and state income taxes.

     Net income for the six month period ended June 30, 1999, decreased $2.1 million from the six month period ended June 30, 1998 due to the decrease in revenue volume and the increase in selling, general and administrative expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

  General

     Under the Company's loan agreements with its bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had $5.7 million available for borrowings under the Credit Facility at June 30, 1999. Working capital at June 30, 1999 and December 31, 1998 was $31.5 million and $37.1 million, respectively, due in large part to the efforts of the Company to use capital to reduce long term debt by $4.1 million and to purchase capital assets of $1.7 million. During the first six months of 1999 and the year 1998, the Company collected its trade receivables in approximately 48 and 49 days, respectively, and turned its inventory approximately four times on an annualized basis.

     In the first and again in the second quarter of 1999, the Company and its lender amended the Credit Facility effective March 30, 1999 and May 13, 1999, which at June 30, 1999 provided for borrowings up to an aggregate of the lessor of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $44.0 million. Additionally, the LIBOR pricing, set to expire as of June 30, 1999, was cancelled and therefore all of the borrowings under the Credit Facility will bear interest at prime (7.75 percent at June 30, 1999). The line of credit is secured by receivables, inventory, and machinery and equipment.

     As of June 30, 1999, the Company was not in compliance with certain of its financial ratios for which it subsequently obtained waivers from its lender. In conjunction with obtaining those waivers, the Company and its lender further amended the Credit Facility, effective August 13, 1999 to extend the maturity date to April 1, 2001. The amendment raised the interest rate from prime to prime plus one percent on the term portion of the Credit Facility, which was $14.4 million at June 30, 1999, and prime plus one-half on the revolver portion of the Credit Facility, which was $21.7 million at June 30, 1999. The amendment requires the Company to provide a balance sheet, income statement and statement of cash flows by month for the fourth quarter of 1999. Furthermore, the funds available under the Credit Facility will be reduced by $1.25 million. The effect, had the amendment occurred at June 30, 1999, would have reduced availability from $5.7 million to $4.5 million. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

     The Company generated cash through operating activities of $5.8 million in the first six months of 1999 as compared to $3.2 million in cash generation during the first six months of 1998, due primarily to a decrease in accounts receivable and an increase in accounts payable.

     The Company had capital expenditures of approximately $1.7 million for the first six months of 1999 as compared to $2.4 million during the same period of 1998. Capital expenditures in the first six months of 1999 were primarily related to the purchase of furniture and fixtures and a phone system ($.9 million) for the Company's corporate headquarters as well as the purchase of computer equipment ($.4 million). Capital expenditures for the first six months of 1998 were primarily related to the purchase of real property ($1.7 million) to be used as the corporate headquarters for the Company's management and administrative group.

     During the first six months of 1998, in three separate transactions, the Company completed the acquisition of substantially all of the assets of three unaffiliated businesses for an aggregate consideration consisting of approximately $12.6 million in cash, $2.3 million of assumed trade payables and other accrued expenses and $.7 million in a promissory note. An aggregate of $7.2 million of goodwill was recorded in connection with these acquisitions.

     On July 17, 1998, the Company entered into a stock purchase agreement with a common stock holder. The Company agreed to purchase 43,000 shares for a total of $401,000 over two installments. On September 1, 1998, the Company purchased one-half of the shares in exchange for $200,500. On June 1, 1999, the remainder of the shares were purchased in exchange for $200,500 which completed the stock purchase agreement.

     The Company believes that cash generated from operations and available under its Credit Facility will meet its future ongoing operational and liquidity needs and capital requirements. Funding of any acquisitions will require capital in the form of the issuance of additional equity or debt financing. There can be no assurance that such financing will be available to the Company or as to the terms thereof.

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

     Phases (1) and (2) of the Company's Year 2000 program have been completed. In support of phase (3) of the Company's Year 2000 program, the Company developed and implemented a vendor/client Year 2000 questionnaire on the Company web-site, as well as the development of a paper based version of the questionnaire. Phase (3) is complete with the mailing to over 26,000 customers/vendors. To date, all responses received have indicated that vendors and customers will be Year 2000 compliant. The Company will continue communicating with customers, major vendors and other third parties with whom the Company has material relationships to determine if they will be ready for the Year 2000 by the end of 1999. Although the most likely worst case scenario faced by the Company would require the Company to carry additional inventory levels to mitigate vendor complications, to the extent the Company's customers, vendors and other third parties are not compliant by the Year 2000 and unexpected complications result therefrom, it could have a material adverse effect upon the Company's results of operations and financial condition. With respect to phase (4), the Company is addressing Year 2000 software issues through the implementation of Year 2000 compliant upgrades to, or new releases of, current software. The Company installed the latest upgrade to its main business system software on the 8th of May 1999, at which time the main business system supporting the Company became Year 2000 compliant. Cost incurred to date relative to the conversions and upgrades have been minimal and are expected to continue to be minimal in future periods, as the Company policy has been, and continues to be to maintain the most current version of its business software packages for maintainability and interoperability considerations. The Company will continue to analyze systems and services that utilize date imbedded codes that may experience operational problems when the Year 2000 is reached. The Company began phase (5) at the end of the first quarter of 1999 and has completed testing and verification efforts on all major systems with only the desktop PCs at 12 final locations remaining to be tested. The last of the testing effort for the remaining PCs will be completed before the end of the third quarter of 1999. All costs associated with the Year 2000 issues will be included as part of the normal software upgrades or operating costs, as appropriate.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Under the terms of the Credit Facility, the Company is restricted from paying dividends on its common stock and must comply with certain covenants with respect to working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 8, 1999, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast.

              NOMINEE                VOTES FOR     VOTES AGAINST     VOTES WITHHELD
              -------                ---------     -------------     --------------
David R. Little....................  3,942,034          -0-               -0-
Jerry J. Jones.....................  3,942,034          -0-               -0-
Cletus Davis.......................  3,942,034          -0-               -0-
Thomas V. Orr......................  3,942,034          -0-               -0-
Kenneth H. Miller..................  3,942,034          -0-               -0-

     At the annual meeting of shareholders, the holders of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a single class, approved the adoption of the DXP Enterprises, Inc. 1999 Employee Stock Option Plan (the "Employee Plan") and the DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (the "Director Plan"). Holders of 3,417,382 shares of capital stock of the Company voted in favor of the Employee plan, 55,022 voted against the Employee Plan and 12 abstained. Holders of 3,341,949 shares of capital stock of the Company voted in favor of the Director plan, 122,902 voted against the Director Plan and 116,355 abstained.

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

  Risks Associated With Acquisition Strategy

     Future results for the Company will depend in part on the success of the Company in implementing its acquisition strategy. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of distributors with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relationships. The ability of the Company to implement this strategy will be dependent on its ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. Due to current business conditions, the Company has curtailed its acquisitions efforts. In addition, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, expenses associated with obsolete inventory of an acquired company and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company or other industrial supply distributors acquired in the future will achieve anticipated revenues and earnings. In addition, the Credit Facility contains certain restrictions that could adversely affect its ability to implement its acquisition strategy. Such restrictions include a provision prohibiting the Company from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lender. There can be no assurance that the Company will be able to obtain the lender's consent to any of its proposed acquisitions.

  Risks Related to Acquisition Financing

     The Company currently intends to finance acquisitions by using shares of Common Stock for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources, if available, to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. Under the Credit Facility, all available cash generally is applied to reduce outstanding borrowings. As of June 30, 1999, the Company had approximately $5.7 million available under the Credit Facility, and there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on terms the Company deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.1            -- DXP Enterprises, Inc. 1999 Employee Stock Option Plan.
         10.2            -- DXP Enterprises, Inc. 1999 Non-Employee Director Stock
                            Option Plan.
         10.3            -- August 1999 Amendment to Loan and Security Agreement
                            dated August 13, 1999, by and among DXP Acquisition,
                            Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital
                            Corporation.
         10.4            -- August 1999 Amendment to Second Amended and Restated Loan
                            and Security Agreement and Modification to Other
                            Agreements dated August 13, 1999, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation.
         10.5            -- August 1999 Amendment to Loan and Security Agreement
                            dated August 13, 1999, by and among Pelican State Supply
                            Company, Inc. and Fleet Capital Corporation.
         11.1            -- Statement re: Computation of Per Share Earnings.
         27.1            -- Financial Data Schedule.

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

Date: August 13, 1999

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.1            -- DXP Enterprises, Inc. 1999 Employee Stock Option Plan.
         10.2            -- DXP Enterprises, Inc. 1999 Non-Employee Director Stock
                            Option Plan.
         10.3            -- August 1999 Amendment to Loan and Security Agreement
                            dated August 13, 1999, by and among DXP Acquisition,
                            Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital
                            Corporation.
         10.4            -- August 1999 Amendment to Second Amended and Restated Loan
                            and Security Agreement and Modification to Other
                            Agreements dated August 13, 1999, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation.
         10.5            -- August 1999 Amendment to Loan and Security Agreement
                            dated August 13, 1999, by and among Pelican State Supply
                            Company, Inc. and Fleet Capital Corporation.
         11.1            -- Statement re: Computation of Per Share Earnings.
         27.1            -- Financial Data Schedule.