Form 10-Q
period 1999-09-30
DXP ENTERPRISES INC
filed 1999-11-12
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

    Number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1999:

                             Common Stock: 4,055,092

================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          1999            1998
                                                                      -------------   ------------
                                                                      (UNAUDITED)
                            ASSETS

Current assets:
 Cash ...........................................................       $    808        $  1,625
 Trade accounts receivable, net of allowance for doubtful
   accounts of $1,638 and $1,155, respectively ..................         23,252          24,367
 Inventory ......................................................         24,116          28,926
 Prepaid expenses and other .....................................          1,550           1,453
 Deferred income taxes ..........................................            984             870
                                                                        --------        --------
    Total current assets ........................................       $ 50,710        $ 57,241
Property, plant and equipment, net ..............................         13,014          13,160
Goodwill, net ...................................................         10,163          10,447
Other assets ....................................................          1,078             484
                                                                        --------        --------
    Total assets ................................................       $ 74,965        $ 81,332
                                                                        ========        ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Trade accounts payable .........................................       $ 16,861        $ 14,826
 Employee compensation ..........................................          1,114           1,449
 Other accrued liabilities ......................................            921              99
 Current portion of long-term debt ..............................          3,116           3,782
                                                                        --------        --------
    Total current liabilities ...................................       $ 22,012        $ 20,156
Long-term debt, less current portion ............................         35,714          42,910
Deferred compensation ...........................................            739             739
Deferred income taxes ...........................................            561             563
Equity subject to redemption:
 Series A preferred stock -- 1,122 shares .......................            112             112
 Common stock, -0- and 140,214 shares ...........................           --             1,245
Shareholders' equity:
 Series A preferred stock, 1/10th vote per share; $1.00 par
   value; liquidation preference of $100 per share;
   1,000,000 shares authorized; 2,992 shares issued and
   outstanding ..................................................              2               2
 Series B convertible preferred stock, 1/10th vote per
   share; $1.00 par value; $100 stated value; liquidation
   preference of $100 per share; 1,000,000 shares
   authorized; 17,700 shares issued, 15,000
   outstanding and 2,700 shares are treasury stock ..............             18              18
 Common stock, $.01 par value, 100,000,000 shares
   authorized; 4,212,043 and 4,211,010 shares issued, of
   which 4,055,092, and 4,155,773 shares are outstanding,
   and 156,951 and 55,237 shares are treasury stock .............             41              40
Paid-in capital .................................................          2,152             908
Retained earnings ...............................................         15,332          15,443
Treasury stock ..................................................         (1,718)           (804)
                                                                        --------        --------
   Total shareholders' equity ...................................         15,827          15,607
                                                                        --------        --------
   Total liabilities and shareholders' equity ...................       $ 74,965        $ 81,332
                                                                        ========        ========

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                              --------------------------        --------------------------
                                                                1999             1998             1999              1998
                                                              ---------        ---------        ---------        ---------
Sales .................................................       $  44,158        $  52,296        $ 139,004        $ 153,886
Cost of sales .........................................          32,495           38,247          102,890          113,505
                                                              ---------        ---------        ---------        ---------
Gross profit ..........................................          11,663           14,049           36,114           40,381
Selling, general and administrative expenses ..........          10,995           11,940           33,954           33,758
                                                              ---------        ---------        ---------        ---------
Operating income ......................................             668            2,109            2,160            6,623
Other income ..........................................             417              177              991              695
Interest expense ......................................            (924)          (1,041)          (2,789)          (2,735)
                                                              ---------        ---------        ---------        ---------
Income before income taxes ............................             161            1,245              362            4,583
Provision for income taxes ............................              64              498              406            1,833
                                                              ---------        ---------        ---------        ---------
Net income (loss) .....................................       $      97        $     747        $     (44)       $   2,750
Preferred stock dividend ..............................              23               25               68               69
                                                              ---------        ---------        ---------        ---------
Net income (loss) attributable to common
 shareholders .........................................       $      74        $     722        $    (112)       $   2,681
                                                              =========        =========        =========        =========
Basic earnings (loss) per common share ................       $    0.02        $     .17        $    (.03)       $     .64
                                                              =========        =========        =========        =========
Common shares outstanding .............................           4,055            4,173            4,085            4,168
                                                              =========        =========        =========        =========
Diluted earnings (loss) per share .....................       $    0.02        $     .13        $    (.03)       $     .49
                                                              =========        =========        =========        =========
Common and common equivalents shares outstanding ......           4,055            5,635            4,085            5,630
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

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        --------------------------
                                                                          1999              1998
                                                                        ---------        ---------
OPERATING ACTIVITIES:
 Net cash provided by operating activities ......................       $   9,085        $   4,918
INVESTING ACTIVITIES:
 Purchase of Tri-Electric Supply, Ltd. net assets ...............            --             (6,208)
 Purchase of Lucky Electric Supply, Inc. net assets .............            --             (2,206)
 Purchase of M. W. Smith Equipment, Inc. net assets .............            --             (4,206)
 Purchase of Pelican State Supply common stock ..................            --               (839)
 Purchase of property and equipment .............................          (1,909)          (2,451)
 Proceeds on the sale of assets, at cost ........................             850               26
                                                                        ---------        ---------
    Net cash used in investing activities .......................          (1,059)         (15,884)
FINANCING ACTIVITIES:
 Proceeds from debt .............................................         136,249          168,044
 Principal payments on revolving line of credit, long-term
     and subordinated debt, and notes payable to bank ...........         144,110)        (155,458)
 Issuance of common stock .......................................            --                 16
 Acquisition of common stock ....................................            (914)            (201)
 Dividends paid .................................................             (68)             (69)
                                                                        ---------        ---------
    Net cash provided by financing activities ...................          (8,843)          12,332
                                                                        ---------        ---------
INCREASE (DECREASE) IN CASH .....................................            (817)           1,366
CASH AT BEGINNING OF PERIOD .....................................           1,625              736
                                                                        =========        =========
CASH AT END OF PERIOD ...........................................       $     808        $   2,102
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

    While the Company has outstanding stock options and Series A Preferred Stock convertible into Common Stock, these are not included in the computation of diluted earnings (loss) per share for the quarter ended September 30, 1999 and the nine months ended September 30, 1999 because to do so would be anti-dilutive.

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

NOTE 3:  INVENTORY

    The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 59 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on the Company's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond the Company's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:


                                        SEPTEMBER 30,        DECEMBER 31,
                                            1999                 1998
                                        -------------       --------------
                                                (IN THOUSANDS)
      Finished goods...............       $ 25,819             $29,717
      Work in process..............          2,329               3,093
                                          --------             -------
      Inventories at FIFO..........         28,148              32,810
      Less -- LIFO allowance........        (4,032)             (3,884)
                                          --------             -------
      Inventories..................       $ 24,116             $28,926
                                          ========             =======

NOTE 4:  ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

    On February 26, 1998, a wholly-owned subsidiary of the Company acquired substantially all the assets of Tri-Electric Supply, Ltd ("Tri-Electric"). The purchase price consisted of $6.1 million in cash, assumption of $1.6 million of trade payables and other accrued expenses. The results of operations of Tri-Electric are included in the consolidated statements of income from the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition.

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

    On July 16, 1999, the Company completed the sale of certain assets of Wesco Equipment, a division that specializes in valve and valve automation products, for approximately $2.04 million in cash, a $500,000 promissory note and the assumption of a $114,000 note payable. The consideration received from the sale of the assets approximated the net book value of the assets sold, which consisted of inventory and personal property. The Company retained and will collect the accounts receivable balances associated with that division. Since the completion of the transaction, the Company no longer competes in the valve and valve automation business.

NOTE 5:  LONG-TERM DEBT

    The Company has secured lines of credit for up to $44 million with an institutional lender (the "Credit Facility"). The Credit Facility was amended by the Company and its lender in each of the first three quarters of 1999, which at September 30, 1999 provided for borrowings up to an aggregate of the lessor of
(i) a percentage of the collateral value based on a formula set forth therein or
(ii) $44.0 million. The amendments also extended the maturity date of the Credit Facility from April 1, 2000 to April 1, 2001. Additionally, the LIBOR pricing, set to expire on June 30, 1999, was cancelled and the interest rate was increased to prime plus 1% on the term loan portion of the Credit Facility, which was $13.4 million at September 30, 1999, and prime plus 1/2% on the revolving loan portion of the Credit Facility, which was $19.8 million at September 30, 1999. The Credit Facility is secured by receivables, inventory, and machinery and equipment. An executive officer of the Company, who is also a shareholder of the Company, has personally guaranteed up to $.5 million of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure this line of credit. The available borrowings under the Credit Facility at September 30, 1999 were approximately $3.7 million. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

NOTE 6:  SUBSEQUENT EVENTS

    As of September 30, 1999, the Company was not in compliance with certain of the covenants in the Credit Facility regarding financial ratios for which it subsequently obtained waivers from its lender.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading provider of MRO products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical product categories. On July 16, 1999, the Company completed the sale of certain assets of its valve and valve automation products division, for approximately $2.65 million, consisting of $2.04 million in cash, a $500,000 promissory note and the assumption of a $114,000 note payable. As a result, the Company no longer competes in the valve and valve automation business. The Company offers its customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides integrated services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy the customer's unique needs.

    The Company's products and services are marketed in 15 states to over 25,000 customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for the Company's products generally is subject to changes in the United States economy and economic trends affecting the Company's customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, within particular markets and product categories the Company may experience changes in demand as changes occur in the markets of its customers.

    The Company's strategy in the past focused on addressing current trends in the industrial distribution market through a combination of acquisitions and internal growth. Due to current conditions in the industry, the Company has curtailed its acquisitions efforts. Key elements of the Company's internal growth strategy include leveraging existing customer relationships, expanding product offerings from existing locations, reducing costs through consolidated purchasing programs and combined product distribution centers, designing and implementing innovative solutions to address the procurement and supply needs of the Company's customers and using the Company's traditional distribution and integrated supply capabilities to increase sales in each area. When conditions in the industry improve, the Company intends to seek acquisitions that will provide the Company access to additional product lines and customers to enhance its position as a single source industrial distributor with first-tier distribution capabilities. Future results for the Company will be dependent on the success of the Company in implementing its internal growth strategy and, to the extent the Company completes any acquisitions, the ability of the Company to integrate such acquisitions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

    Revenues for the three months ended September 30, 1999 decreased 15.6% to $44.2 million from the three months ended September 30, 1998. Excluding revenues attributable to the Company's valve and valve automation division, which the Company sold early in the third quarter of 1999, revenues in the third quarter of 1999 decreased 12.0% to $44.2 million from $50.2 in the third quarter of 1998. Sales of fluid handling equipment decreased 5.5%, or $1.1 million, from the comparable period in 1998. Sales of bearings and power transmission equipment for the quarter ended September 30, 1999 decreased 19.3%, or $2.5 million, from the comparable period in 1998. During the three months ended September 30, 1999, sales of general mill and safety supplies decreased 13.0%, or $1.6 million, from the comparable period in 1998. The Company added electrical product sales pursuant to two acquisitions, one in the first quarter of 1998 and the other in the second quarter of 1998. Sales of electrical products decreased 17.5%, or $.8 million, from $4.7 million to $3.9 million for the quarter ended September 30, 1999, from the comparable period in 1998. The decrease in revenues resulted primarily from the effects associated with declining oil prices and a slow recovery by the oil industry along with a softness related to the mining industry.

    Gross margins for the third quarter of 1999 remained relatively consistent compared to the third quarter of 1998. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

    Although the Company reduced selling, general and administrative expenses to $11.0 million in the third quarter of 1999 from $11.9 million in the third quarter of 1998, as a percentage of revenues, these expenses increased by 2.1%, from 22.8% to 24.9%, due primarily to the greater decrease in revenue volume and the Company's expanded marketing efforts.

    Operating income for the three month period ended September 30, 1999 decreased from $2.1 million to $.7 million as compared to the third quarter of 1998, due to the fact that the decrease in revenue volume outpaced the expense reduction efforts undertaken by the Company.

    Interest expense during the third quarter of 1999 decreased by $.1 million to $.9 million compared to the second quarter of 1998, due to the use of the proceeds from the sale of the valve and valve automation assets to reduce outstanding debt under the Credit Facility.

    The Company's provision for income taxes for the three months ended September 30, 1999 decreased by $.4 million compared to the same period of 1998, as a result of the decrease in profits.

    Net income for the three month period ended September 30, 1999, decreased $.7 million from the three month period ended September 30, 1998, due to the various factors discussed above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

    Revenues for the nine months ended September 30, 1999 decreased 9.7% to $139.0 million from the nine months ended September 30, 1998. The Company's acquisitions during the first and second quarters of 1998 accounted for $15.6 million in revenues during the period ended September 30, 1999 and $13.1 million in revenues for the same period in 1998. The valve and valve automation business, which was sold in the third quarter of 1999, generated revenues of $3.7 million for the nine months ended September 30, 1999 and $7.1 million in the same period in 1998. Excluding revenues generated by the acquired companies and the valve and valve automation business, revenues for the nine months ended September 30, 1999 decreased by 10.4% to $119.7 million from $133.6 million for the nine months ended September 30, 1998. Sales of fluid handling equipment remained consistent over the first nine months of 1999 as compared to the same period in 1998. Sales of bearings and power transmission equipment for the nine months ended September 30, 1999 decreased 24.2%, or $9.9 million, from the comparable period in 1998. Sales of general mill and safety supplies for the nine months ended September 30, 1999 decreased 10.7%, or $4.1 million, from the comparable period in 1998. The decrease in revenues resulted primarily from the effects associated with declining oil prices and a slow recovery by the oil industry along with a softness related to the mining industry. The Company did not have revenues from the sale of electrical products during the entire nine months of 1998.

    Gross margins remained consistent over the first nine months of 1999 as compared to 1998. The Company currently expects some increase in manufacturers prices to continue due to increased raw material costs. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

    Selling, general and administrative expense for the first nine months of 1999 increased as a percentage of revenues by 2.5%, from 21.9% to 24.4%, as compared to the same period of 1998. This was due primarily to the decrease in revenue volume which outpaced the expense reduction efforts undertaken by the Company in the first nine months of 1999 as compared to the first nine months of 1998 and the Company's additional investment in marketing and other administrative departments ($.9 million).

    Operating income for the nine month period ended September 30, 1999 decreased from $6.6 million to $2.2 million compared to the same period in 1998, due to the fact that the decrease in revenue volume outpaced the expense reduction efforts undertaken by the Company.

    Interest expense during the first nine months of 1999 remained consistent as compared to the first nine months of 1998.

    The Company's provision for income taxes for the nine months ended September 30, 1999 decreased by $1.4 million compared to the same period of 1998, as a result of the decrease in profits. The current tax provision resulted from deductions allowed for book purposes but not allowed for tax purposes and state income taxes.

    Net income for the nine month period ended September 30, 1999, decreased $2.8 million from the nine month period ended September 30, 1998, due to the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

General

    Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had $3.7 million available for borrowings under the Credit Facility at September 30, 1999. Working capital at September 30, 1999 and December 31, 1998 was $28.7 million and $37.1 million, respectively, due in part to the current business conditions and the sale of the assets of the valve and valve automation division in the third quarter of 1999. During the first nine months of 1999 and the year 1998, the Company collected its trade receivables in approximately 49 days and turned its inventory approximately four times on an annualized basis.

    The Company and its lender amended the Credit Facility three times in the first nine months of 1999: effective March 30, 1999, May 13, 1999 and August 13, 1999. At September 30, 1999, the Credit Facility provided for borrowings of up to an aggregate of the lessor of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $44.0 million. The amendments to the Credit Facility extended the maturity date of the Credit Facility from April 1, 2000 to April 1, 2001. In addition, the interest rates on borrowings under the Credit Facility were amended and increased from a LIBOR rate to prime (8.25% at September 30, 1999) plus 1% on the term loan portion of the Credit Facility and prime plus 1/2% on the revolving loan portion of the Credit Facility. At September 30, 1999, the Company had outstanding indebtedness of $13.4 million under the term loan portion of the Credit Facility and $19.8 million under the revolving loan portion of the Credit Facility. The Credit Facility is secured by receivables, inventory, and machinery and equipment. An executive officer of the Company, who is also a shareholder of the Company, has personally guaranteed up to $.5 million of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are pledged to secure this line of credit. The available borrowings under the Credit Facility at September 30, 1999 were approximately $3.7 million. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

    The Company from time to time has not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At September 30, 1999, the Company again was not in compliance with certain of those covenants. The lender has provided waivers to the Company regarding the compliance with these covenants, although there can be no assurance the lender will be willing to provide waivers in the future if the Company is unable to comply with the financial ratio covenants.

    The Company generated cash through operating activities of $9.1 million in the first nine months of 1999 as compared to $4.9 million in cash generation during the first nine months of 1998, due primarily to a decrease in accounts receivable, inventory and an increase in accounts payable.

    The Company had capital expenditures of approximately $1.9 million for the first nine months of 1999 as compared to $2.5 million during the same period of 1998. Capital expenditures in the first nine months of 1999 were primarily related to the purchase of furniture and fixtures and a telephone system ($.9 million) for the Company's corporate headquarters as well as the purchase of computer equipment and software ($.8 million). Capital expenditures for the first nine months of 1998 were primarily related to the purchase of real property ($1.7 million) to be used as the corporate headquarters and computer equipment ($.5 million).

    The Company believes that cash generated from operations and available under its Credit Facility will meet its future ongoing operational and liquidity needs and capital requirements. Funding of any acquisitions, should the Company decide to resume such efforts, will require capital in the form of the issuance of additional equity or debt financing. There can be no assurance that such financing will be available to the Company or as to the terms thereof.

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

    Phases (1) and (2) of the Company's Year 2000 program have been completed. In support of phase (3) of the Company's Year 2000 program, the Company developed and implemented a vendor/client Year 2000 questionnaire on the Company web-site, as well as the development of a paper based version of the questionnaire. Phase (3) is complete with the mailing to the majority of the Company's active customers and vendors. To date, all responses received have indicated that vendors and customers will be Year 2000 compliant. The Company will continue communicating with customers, major vendors and other third parties with whom the Company has material relationships to determine if they will be ready for the Year 2000 by the end of 1999. With respect to phase (4), the Company has completed the implementation of Year 2000 compliant upgrades to, or new releases of, current software. The Company installed the latest upgrade to its' main business system software on the 8th of May 1999, at which time the main business system supporting the Company became Year 2000 compliant. Company policy has been, and remains, that the Company will maintain version/release currency on business software packages for maintainability and interoperability considerations. With respect to phase (5), the Company began testing and verification at the end of the first quarter of 1999 and completed the last of these efforts during the third quarter. The last of the testing efforts addressed the Company's desktop computers, and was completed in the third quarter of 1999. Those desktop computers that the Company determined to be non-Year 2000 compliant were identified and will be replaced. All costs associated with the Year 2000 issues will be included as part of the normal software/hardware upgrades or operating costs, as appropriate. As a result of the completion of the Company's Year 2000 program, the Company does not anticipate that the Year 2000 issue will have a material effect on its business. If any issues arise as a result of customers or vendors not being Year 2000 compliant, the Company may find it necessary to increase inventory levels to mitigate complications related to vendors.

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

Possible Delisting from the Nasdaq National Market

    In June 1999, the Nasdaq-Amex Market Group advised the Company that it did not meet the Nasdaq National Market requirements for number of shares and value of public float. While the Company has resolved with Nasdaq the issue regarding the requirement for number of shares of public float, due to the current trading price of the Common Stock, the Company does not comply with the value of public float requirement. The Company agreed to submit an application to move the listing of its Common Stock from the Nasdaq National Market to the Nasdaq Small-Cap Market. There can be no assurance, however, that the Company's transition application will be approved by Nasdaq. If the application is not approved, Nasdaq will remove the Company's Common Stock from listing on the Nasdaq National Market. If the Common Stock is removed from listing, the liquidity of the Common Stock will be materially adversely affected, as there can be no assurance that any alternative market for the Common Stock will be available.

Year 2000 Issues

    Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on its computer systems and software for financial reporting, customer account information and inventory management and replenishment. The company has completed the upgrading of its business system software and has tested and verified its state of readiness for the Year 2000. Additionally, the Company has developed and implemented a web-based questionnaire along with a standard questionnaire in order to communicate with customers, major vendors and other third parties with whom it has material relationships to determine if they will be ready for the Year 2000. To the extent unexpected problems associated with the Year 2000 arise during the implementation phase of the Company's Year 2000 program or due to the fact that the Company's customers, vendors and other third parties are not compliant by the Year 2000, it could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure."

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.


            EXHIBIT NUMBER                  DESCRIPTION
            --------------                  -----------
                 11.1         --   Statement re: Computation of Per Share
                                   Earnings.
                 27.1         --   Financial Data Schedule.



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

Date: November 12, 1999

                                  EXHIBIT INDEX


                EXHIBIT
                NUMBER                     DESCRIPTION
                ------                     -----------
                 11.1         --   Statement re: Computation of Per Share
                                   Earnings.
                 27.1         --   Financial Data Schedule.