Form 10-K
period 1999-12-31
DXP ENTERPRISES INC
filed 2000-03-29
CIK 1020710

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                          COMMON STOCK, $.01 PAR VALUE

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of March 28, 2000: $10,389,095

     Number of shares of registrant's Common Stock outstanding as of March 28, 2000: 4,054,281

     Documents incorporated by reference: portion of the definitive proxy statement for the annual meeting of shareholders to be held in 1999 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

                                                              PAGE
                                                              ----
PART I......................................................    3
  1.  Business..............................................    3
  2.  Properties............................................    9
  3.  Legal Proceedings.....................................    9
  4.  Submission of Matters to a Vote of Security Holders...   10

PART II.....................................................   10
  5.  Market for the Registrant's Common Equity and Related
     Stockholder Matters....................................   10
  6.  Selected Financial Data...............................   10
  7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   12
  7A. Quantitative and Qualitative Disclosures about Market
     Risk...................................................   16
  8.  Financial Statements and Supplementary Data...........   19
  9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure....................

PART III....................................................
  10. Directors and Executive Officers of the Registrant....   33
  11. Executive Compensation................................   33
  12. Security Ownership of Certain Beneficial Owners and
     Management.............................................   33
  13. Certain Relationships and Related Transactions........   33

PART IV
  14. Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K............................................   33

                                     PART I

     This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. DXP Enterprises, Inc.'s actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", "Business-Cautionary Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, together with the Company's subsidiaries.

ITEM 1. BUSINESS

GENERAL

     The Company is a leading provider of maintenance, repair and operating ("MRO") products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical products categories. On July 16, 1999, the Company completed the sale of certain assets of its valve and valve automation division. As a result, the Company no longer competes in the valve and valve automation business. The Company offers its customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides integrated services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy the customer's unique needs.

INDUSTRY OVERVIEW

     The Company estimates that annual sales in the United States of MRO products for industrial customers currently exceeds $200 billion, of which the Company estimates over $140 billion are in the four major product categories of
(i) fluid handling equipment, (ii) bearings and power transmission equipment,
(iii) general mill and safety supplies and (iv) electrical products. Based on 1998 sales as reported by industry sources, the Company was the 40th largest distributor of MRO products in the United States.

     The industrial distribution market is highly fragmented, with the 50 largest distributors accounting for less than 18% of the total United States market during 1998. As a result, most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at branch distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used. While the growth in the industrial distribution market is generally related to the expansion of the United States economy, revenues attributable to the outsourcing of MRO supply procurement, inventory control and warehouse management, known as "integrated supply", are expected to grow at an annualized rate of 30%.

     The Internet will have an impact on the supply chain and therefore distribution. Research predicts that business to business sales over the Internet will reach $1.3 trillion in three years. Many of the products sold over the Internet are products that are typically sold in the industrial distribution market. The Company is developing its technology program to enter the business to business e-commerce market place. See "-- Products and Services".

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

RECENT DIVESTURES

     On July 16, 1999, the Company completed the sale of certain assets of its division that specialized in valve and valve automation products, for approximately $2.04 million in cash, a $500,000 promissory note and the assumption of a $114,000 note payable. The consideration received from the sale of the assets approximated the net book value of the assets sold, which consisted of inventory and personal property. The Company retained the accounts receivable balances associated with that division. Since the completion of the transaction, the Company no longer competes in the valve and valve automation business.

PRODUCTS AND SERVICES

     The Company currently serves as a first-tier distributor of more than 170,000 stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by the Company include mining, construction, chemical, municipal, food and beverage and pulp and paper. The Company's MRO products include a wide range of products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical products. The Company's products are distributed from 49 distribution centers strategically located throughout the United States and sold through the sales efforts of approximately 280 employees who generally are compensated on a commission basis.

     Currently, the Company is beta testing its e-commerce business to business online store. The Company anticipates offering a limited amount of its products for sale through its web site during the second quarter of 2000. The can be no assurances that existing or new customers will utilize the Company's internet site for purchasing products.

  Fluid Handling Equipment

     The Company's fluid handling equipment line includes a full line of (i) centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production, (ii) rotary gear pumps for low- to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids, (iii) plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service and (iv) air-operated diaphragm pumps. The Company also provides various pump accessories. Sales of fluid handling equipment accounted for 44%, 39% and 43% of the Company's revenues for the years ended December 31, 1997, 1998 and 1999, respectively.

  Bearings and Power Transmission Equipment

     The Company provides a full line of bearings, hoses, seals and power transmission products. The Company's bearing products include several types of mounted and unmounted bearings for a variety of applications. Hose products distributed by the Company include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon(R) hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. The Company distributes seal products for downhole, wellhead, valve and completion equipment to oilfield service companies. Power transmission products distributed by the Company include speed reducers, flexible coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses. Sales of bearings, hoses, seals and power transmission equipment accounted for 31%, 25% and 22% of the Company's revenues for the years ended December 31, 1997, 1998 and 1999, respectively.

  General Mill and Safety Supplies

     The Company offers a broad range of general mill and safety supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools, welding equipment, eye and face protection products, first aid products, protection products, hazardous material handling products, instrumentation and respiratory protection products. Sales of general mill supply and safety products accounted for approximately 25% of the Company's revenue for the years ended December 31, 1998 and December 31, 1999. The Company began offering general mill and safety supplies following its acquisition of the assets of two general mill and safety supply businesses in 1997.

  Electrical Products

     The Company offers a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses. Sales of electrical products accounted for 6% and 8% of the Company's revenues for the years ended December 31, 1998 and December 31, 1999, respectively. The Company began offering electrical products following its acquisition of the assets of two electrical supply businesses in 1998.

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

  Integrated Supply

     SmartSource(R), the Company's integrated supply program, allows a customer to choose from a complete continuum of supply options, ranging from traditional distribution to integrated supply.

CUSTOMERS

     The Company provides its products and services to over 25,000 customers in various industries, principally general manufacturing, oil and gas, petrochemical, service and repair and wood products. Other industries include mining, construction, chemical, municipal, food and beverage and pulp and paper. No one customer represented more than 5% of the Company's sales for the year ended December 31, 1999.

SALES AND MARKETING

     At December 31, 1999, approximately 280 employees, serving in various capacities ranging from branch or operations managers (42), outside sales representatives (96) and direct sales representatives (142) supported the Company's marketing and sales efforts. The Company's branch and operations managers support the sales efforts through direct customer contact and manage the efforts of the outside and direct sales representatives. The Company has structured compensation to provide incentives to its sales representatives to increase sales through the use of commissions. The Company's outside sales representatives focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. The direct sales representatives support the outside sales representatives and are responsible for entering product orders and providing technical support with respect to the Company's products. Because the Company offers a broad range of products, the Company's outside and direct sales representatives are able to use their existing customer relationships with respect to one product line to cross-sell the Company's other product lines. In addition, geographic locations in which certain products are sold also are being utilized to sell products not historically sold at such locations. As the Company expands its product lines and geographical presence, it assesses the opportunities and appropriate timing of introducing existing products to new customers and new products to existing customers. Prior to implementing such cross-selling efforts, the Company must provide appropriate sales training and product expertise to its sales force.

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

SUPPLIERS

     The Company acquires its products through numerous original equipment manufacturers. The Company has distribution agreements with these manufacturers, some of which give the Company exclusive rights to distribute the manufacturers' products in a specific geographic area. All of the Company's distribution agreements are subject to cancellation by the manufacturer upon one year notice or less. No one manufacturer provides products that account for 10% or more of the Company's revenues. The Company believes that alternative sources of supply could be obtained in a timely manner if any distribution agreement were canceled. Accordingly, the Company does not believe that the loss of any one distribution agreement would have a material adverse effect on its business, financial condition or results of operations. Representative manufacturers of the Company's products include (i) Gould's, G&L, Viking, Wilden and Gaso (fluid handling products), (ii) SKF, Torrington/Fafnir, Timkin and NTN, Dodge/Reliance, Falk, Gates, Martin Sprocket, T. B. Woods, Emerson, Rexnord and Baldor Electric (bearing and power transmission products), (iii) Union Bullerfield, Gulf Coast Fasteners, Norton Gray Abrasives, Sastech, Inc., and LaCross Rainfair Safety Products (general mill and safety supply) and (iv) Cutler-Hammer, Cooper, Killark, and Allied and American Insulated Wiring (electrical products).

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

The Company's SmartSource(R) program delivers DXP's technology to the integrated supply customer, thereby eliminating duplication and inefficiencies to lower the total acquisition cost of MRO products. This system links the Company's branches and corporate offices with manufacturers and customers into one network system.

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

COMPETITION

     The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, many of which may have greater financial and other resources than the Company. Many of the Company's competitors are small enterprises selling to customers in a limited geographic area. The Company also competes with larger distributors that provide integrated supply programs and outsourcing services similar to those offered by the Company through its SmartSource(R) program, some of which may be able to supply their products in a more efficient and cost-effective manner than the Company. The Company also competes with direct mail distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of the Company's competitors offer traditional distribution of some of the product groupings offered by the Company, the Company is not aware of any major competitor that offers on a non-direct mail basis a product grouping as broad as that offered by the Company. Further, while certain direct-mail distributors provide product offerings as broad as the Company, these competitors do not offer the product application, engineering and after-the-sale services provided by the Company.

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

EMPLOYEES

     At December 31, 1999, the Company had 599 full-time employees. The Company believes that its relationship with its employees is good.

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

  Ability to Comply with Financial Covenants of Credit Facility

     The Company's loan agreements with its bank lender (the "Credit Facility") requires the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company's ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company's control. A failure to comply with any of these obligations could result in an event of default under the Credit Facility, which could permit acceleration of the Company's indebtedness under the Credit Facility. The Company from time to time has been unable to comply with some of the financial covenants contained in the Credit Facility (relating to, among other things, the maintenance of prescribed financial ratios) and has, when necessary, obtained waivers or amendments to the covenants from its lender. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future the Company will be able to do so or that its lender will be willing to waive such compliance or further amend such covenants.

  Risks Related to Internal Growth Strategy

     Future results for the Company will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines. The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource(R) program. Although the Company intends to increase sales and product offerings to existing customers, add business to business e-commerce capability through its developing website and reduce costs through consolidating certain administrative and sales functions, there can be no assurance that the Company will be successful in these efforts.

  Substantial Competition

     The Company's business is highly competitive. The Company competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than the Company. Although many of the Company's traditional distribution competitors are small enterprises selling to customers in a limited geographic area, the Company also competes with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by the Company's SmartSource(R) program. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than the Company. The Company's competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.

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

ITEM 2. PROPERTIES

     The Company owns its headquarters facility in Houston, Texas which has 45,000 square feet of office space. It also owns or leases 47 branch distribution facilities located in Arizona, Arkansas, Colorado, Georgia, Idaho, Louisiana, Montana, Nevada, New Mexico, North Dakota, Oklahoma, Tennessee, Texas, Utah and Wyoming. These facilities range from 2,500 square feet to 138,000 square feet in size. Those facilities that are not owned by the Company are leased for terms generally ranging from three to five years. The leases provide for periodic specified rental payments and certain leases are renewable at the option of the Company. The Company believes that if the leases for any of its facilities were not renewed, other suitable facilities could be leased with no material adverse effect on its business, financial condition or results of operations. Certain of the facilities owned by the Company are pledged to secure indebtedness of the Company.

     On March 15, 2000, the Company completed a transaction to sell certain of its fabrication and warehouse properties in Houston, Texas, for approximately $2.8 million in cash. Additionally, the Company is expected to sell additional warehouse and office space during the second quarter of 2000 for $0.7 million. Each transaction allows the Company to lease back the sold property for a period of time in order to relocate and lease fabrication and warehouse facilities to continue servicing its existing customer base. Relocation is expected to be completed by June 1, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Common Stock trades on The Nasdaq SmallCap Market under the symbol "DXPE". On March 13, 2000, the Nasdaq-Amex Stock Market ("Nasdaq") moved the Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market because, due to the recent trading price of the Common Stock, the Company did not comply with the value of public float requirement for continued listing on the Nasdaq National Market.

     The following table sets forth on a per share basis the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated.

                                                                 HIGH           LOW
                                                              -----------   -----------
1998
First Quarter...............................................      12            10
Second Quarter..............................................      11 7/8         8
Third Quarter...............................................      11             7
Fourth Quarter..............................................       8 3/4         6 3/4
1999
First Quarter...............................................      10             6
Second Quarter..............................................       7             3 1/2
Third Quarter...............................................       5 7/8           3/4
Fourth Quarter..............................................       8 1/8         1 3/8
2000
First Quarter (through March 28, 2000)......................       3 7/8         2 1/8

On March 28, 2000, the closing sales price of the Common Stock was $2.56 per share. On March 28, 2000 there were 607 holders of record of outstanding shares of Common Stock.

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

     On December 28, 1999, the Company issued 46,750 shares of Common Stock to its employees, other than officers, pursuant to an Employee Stock Bonus Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The Company is a Texas corporation that was formed in 1996 to effect a consolidation of SEPCO Industries, Inc. ("SEPCO") and Newman Communications Corporation (the "Reorganization") pursuant to which DXP became a public company. Prior to the Reorganization, the Company had no operations and its only assets consisted of $1,000 cash. The Reorganization has been accounted for as a recapitalization of SEPCO. The selected historical consolidated financial data of SEPCO set forth below for the one year period ended December 31, 1995, has been derived from the audited consolidated financial statements of SEPCO. The selected historical consolidated financial data set forth below for each of the years in the four-year period ended December 31, 1999 have been derived from the audited consolidated financial statements of the

Company, and assume that the Reorganization had been effected on the first day of the period presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                                 SEPCO                       DXP
                                          -------------------   ------------------------------
                                            1995       1996       1997       1998       1999
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENTS OF EARNINGS
  DATA:
Revenues................................  $111,328   $125,208   $169,667   $203,443   $179,878
Gross profit(1).........................    29,157     32,117     44,880     54,020     46,753
Operating income(1)(2)..................     4,598      2,785      6,434      7,450      2,151
Income before provision for income
  taxes.................................     3,512      1,635      4,670      5,004        415
Net income (loss).......................     2,088        890      2,768      2,874       (118)
Preferred stock dividend................       (23)      (119)      (103)       (90)       (90)
Net income (loss) attributable to common
  Shareholders..........................     2,065        771      2,665      2,784       (208)
Basic earnings (loss) per common
  share.................................  $   0.54   $   0.19   $   0.65   $   0.67   $  (0.05)
Common shares outstanding(4)............     3,837      3,997      4,082      4,159      4,075
Diluted earnings (loss) per share.......  $   0.46   $   0.18   $   0.49   $   0.51   $  (0.05)
Common and common equivalent shares
  Outstanding(3)(4).....................     4,501      4,857      5,703      5,596      4,075

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                             SEPCO                          DXP
                                      --------------------    --------------------------------
                                        1995        1996        1997        1998        1999
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets.......................   $ 43,254    $ 45,042    $ 67,636    $ 81,332    $ 73,966
Long-term debt obligations.........     21,275      22,300      33,395      42,910      36,780
Shareholders' equity(3)............      9,688      10,459      13,031      15,607      15,653

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

     On July 16, 1999, the Company completed the sale of certain assets of its valve and valve automation products division, for approximately $2.65 million; this sale price consisted of $2.04 million in cash, a $500,000 promissory note and the assumption of a $140,000 note payable. As a result, the Company no longer competes in the valve and valve automation business.

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

     The Company's strategy in the past focused on addressing current trends in the industrial distribution market through a combination of acquisitions and internal growth. Due to current conditions in the industry, the Company has curtailed its acquisitions efforts. Key elements of the Company's internal growth strategy include leveraging existing customer relationships, expanding product offerings from existing locations, reducing costs through consolidated purchasing programs and combined product distribution centers, designing and implementing innovative solutions to address the procurement and supply needs of the Company's customers and using the Company's traditional distribution and integrated supply capabilities to increase sales in each area. Should conditions in the industry improve, the Company may seek acquisitions that will provide the Company access to additional product lines and customers to enhance its position as a single source industrial distributor with first-tier distribution capabilities. Future results for the Company will be dependent on the success of the Company in implementing its internal growth strategy and, to the extent the Company completes any acquisitions, the ability of the Company to integrate such acquisitions.

RESULTS OF OPERATIONS

     The Company currently distributes a substantial number of products in four major product categories within the industrial distribution market and also provided, prior to the sale of its valve and valve automation business in the third quarter of 1999, products in a fifth category, pipe, valve and fittings. The Company has provided two of those product categories, fluid handling equipment and bearings and transmission equipment, for a number of years. The third product category, general mill and safety supplies, was added in 1997 through two acquisitions and the fourth category, electrical products, was added in February 1998 with additional acquisitions.

     The following table sets forth the revenues generated from the sales of major products and services distributed by the Company and the percentage of revenues of various items.

                                                                       DXP
                                                          ------------------------------
                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1997       1998       1999
                                                          --------   --------   --------
REVENUES:
Fluid handling equipment................................  $ 75,472   $ 79,299   $ 77,575
Bearings and power transmission equipment...............    53,180     50,840     40,347
General mill and safety supplies(1).....................    31,660     49,992     44,248
Pipe, valve and fittings(3).............................     9,355      9,539      3,694
Electrical Products(2)..................................        --     13,773     14,014
                                                          --------   --------   --------
          Total revenues................................  $169,667   $203,443   $179,878
PERCENT OF REVENUES:
Cost of sales...........................................      73.5%      73.4%      74.0%
Gross profit............................................      26.5       26.6       26.0

Selling, general and administrative expenses.                 22.7       22.9       24.8
Operating income........................................       3.8        3.7        1.2
Other income............................................        .5         .6        1.1
Interest expense, net...................................       1.6        1.8        2.1
Income before taxes.....................................       2.7        2.5         .2
Income tax expense......................................       1.1        1.0         .3
Net income..............................................       1.6%       1.4%       (.1)%
                                                          ========   ========   ========

---------------

(1) Product category added in connection with acquisitions completed in the second quarter 1997.

(2) Product category added in connection with acquisitions completed in the first six months of 1998.

(3) Product category discontinued in connection with the sale of its valve and valve automation business in the third quarter of 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues for 1999 decreased 11.6% to approximately $179.9 million from $203.4 million in 1998. The Company's acquisitions during 1998, which included electrical products and pump distribution, accounted for $20.4 million in revenues during 1999. The valve and valve automation business, which was sold during the third quarter of 1999, generated revenues in 1999 of $3.7 million compared to $9.5 million in 1998. Excluding revenues generated by the acquired companies in 1998 and the valve and valve automation business sold during 1999, current year revenues decreased by 11.1% to $155.8 million from $175.3 million in 1998. Sales of fluid handling equipment, excluding revenue from 1998 acquisitions, decreased $3.9 million, or 5.3%, in 1999 from 1998. Revenue from bearings and power transmission equipment sales decreased 20.6%, or $10.5 million, in 1999 from 1998. Sales of general mill and safety supplies for 1999 decreased $5.7 million, or 11.5%, from 1998. The overall decrease in revenues resulted primarily from the effects associated with the decline in oil prices in 1998 and a slow recovery by the oil industry in 1999 along with a softness in the mining industry. A comparison of electrical supplies is not presented due to the fact that the product categories did not exist during the entire comparative period.

     Gross margins were slightly lower in 1999 as compared to 1998. The Company currently expects some increase in manufacturer prices to continue due to increased raw material costs. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

     Selling, general and administrative expense for 1999 decreased by approximately $2.0 million, or 4.2%, when compared to 1998, and is primarily attributable to the decrease in selling expenses resulting from lower sales. As a percentage of revenue, selling, general and administrative expense for 1999 increased slightly by

1.9% to 24.8% as compared to 22.9% in 1998. This was due primarily to the decrease in revenue volume which outpaced the expense reduction effort undertaken by the Company during 1999.

     Operating income for 1999 decreased to $2.2 million from $7.5 in 1998 and is primarily due to the fact that the decrease in revenue volume outpaced the expense reduction efforts undertaken by the Company.

     Interest expense for 1999 remained relatively consistent when compared to 1998.

     The Company's provision for income taxes for 1999 decreased by approximately $1.6 million compared to 1998 and is a result of the decrease in profits. The current tax provision resulted from deductions allowed for book purposes but not allowed for income tax purposes and state income taxes.

     The Company realized a net loss of $0.1 million during 1999, compared to net income of $2.9 million in 1998, and is due to the various factors previously discussed.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues for 1998 increased 19.9% to $203.4 million from 1997. The Company's acquisitions during 1998 and 1997, which included the assets of general mill and safety supply, pump supply and electrical supply companies, accounted for the $33.8 million increase in revenues. Sales of fluid handling equipment increased by 5.1%, or $3.8 million in 1998 over the comparable period in 1997. This was due to the $4.8 million in revenues generated by the assets of the pump company acquired in May 1998. Sales of bearings and power transmission equipment for 1998 decreased 4.4%, or $2.3 million over the comparable period in 1997, due primarily to the effects of lower oil prices and its affects on the oil industry. Sales of valve and valve automation equipment increased 2.0%, or $.2 million over the comparable period in 1997. A comparison of general mill and safety supplies and electrical supplies is not presented due to the fact that the product categories did not exist during the entire comparative prior period.

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

LIQUIDITY AND CAPITAL RESOURCES

  General

     Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under the Credit Facility for working capital. The Company had $1.9 million available for borrowings under the working capital component of the Credit Facility at December 31, 1999. Working capital at December 31, 1998 and December 31, 1999 was $37.1 million, and $30.0 million, respectively. During 1998 and 1999, the Company collected its trade receivables in approximately 49 and 50 days, respectively, and turned its inventory approximately four times in each year, on an annualized basis.

     The Company and its lender amended the Credit Facility three times in the first nine months of 1999: effective March 30, 1999, May 13, 1999 and August 13, 1999. At December 31, 1999, the Credit Facility provided for borrowings of up to an aggregate of the lessor of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $44.0 million. The amendments to the Credit Facility extended the maturity date of the Credit Facility from April 1, 2000 to April 1, 2001. In addition, the interest rates on borrowings under the Credit Facility were amended and increased from a LIBOR rate to prime (8.50% at December 31, 1999) plus 1% on the term loan portion of the Credit Facility and prime plus 1/2% on the revolving loan portion of the Credit Facility. At December 31, 1999, the Company had outstanding indebtedness of $13.0 million under the term loan portion of the Credit Facility and $21.4 million under the revolving loan portion of the Credit Facility. The Credit Facility is secured by receivables, inventory, and machinery and equipment. An executive officer of the Company, who is also a shareholder of the Company, has personally guaranteed up to $.5 million of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are pledged to secure this line of credit. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

     The Company from time to time has not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At December 31, 1999, the Company again was not in compliance with certain of those covenants. The lender has provided waivers to the Company regarding the compliance with these covenants, although there can be no assurance the lender will be willing to provide waivers in the future if the Company is unable to comply with the financial ratio covenants.

     The Company generated cash from operating activities of $10.5 million in 1999 as compared to $5.7 million generated during 1998, due primarily to a decrease in inventory of approximately $4.7 million from 1998.

     The Company had capital expenditures of approximately $2.2 million in 1999 as compared to $3.9 million during 1998. Capital expenditures in 1999 were primarily related to the purchase of furniture and fixtures and a telephone system ($1.0 million) for the Company's corporate headquarters, as well as the purchase of computer equipment and software ($0.9 million). Capital expenditures in 1998 were primarily related to the purchase and improvement of real property ($2.5 million) to be used as the corporate headquarters for the Company's management and administrative group as well as other office, computer and communication equipment.

     The Company completed the sale, during the third quarter of 1999, of certain assets of its division that specialized in valve and valve automation products, for approximately $2.04 million in cash, a $500,000 promissory note and the assumption of $114,000 note payable. The consideration received from the sale of the assets approximated the net book value of the assets sold, which consisted of inventory and personal property. The Company retained the accounts receivable balances associated with that division. Since the completion of the transaction, the Company no longer competes in the valve and valve automation business.

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

     During the first quarter of 2000, the Company completed a transaction to sell certain of its fabrication and warehouse properties in Houston, Texas, for approximately $2.8 million in cash. Additionally, the Company is expected to sell additional warehouse and office space during the second quarter of 2000 for $0.7 million. The net proceeds, after selling expenses, taxes and satisfaction of property-related debt, will be used to further reduce the Company's outstanding indebtedness.

YEAR 2000 MATTERS

     The transition to the year 2000 date change was made without any significant problems or interruption of business activity. The principal software and equipment of the Company affected by the date change to year 2000 were the financial information systems and certain personal computers and field equipment used by the Company's personnel. The modification costs and the costs associated with becoming year 2000 compliant had no material adverse effect on the Company's statement of earnings or cash flow.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge to the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

     On December 8, 1999, the United States Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company reviewed its revenue recognition procedures and is satisfied that it is in compliance with this SAB.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
DXP ENTERPRISES AND SUBSIDIARIES:
Report of Independent Public Accountants....................    18
Audited Consolidated Financial Statements --
  Consolidated Balance Sheets...............................    19
  Consolidated Statements of Earnings.......................    20
  Consolidated Statements of Shareholders' Equity...........    21
  Consolidated Statements of Cash Flows.....................    22
  Notes to Consolidated Financial Statements................    23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DXP Enterprises, Inc., and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. (a Texas corporation), and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

March 16, 2000
Houston, Texas

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                    ASSETS
CURRENT ASSETS:
  Cash......................................................  $ 1,625   $ 2,991
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,155 in 1998 and $1,535 in 1999..........   24,367    21,268
  Inventories...............................................   28,926    24,238
  Prepaid expenses and other................................    1,453       644
  Deferred income taxes.....................................      870       900
                                                              -------   -------
          Total current assets..............................   57,241    50,041
                                                              -------   -------
PROPERTY, PLANT AND EQUIPMENT, net..........................   13,160    12,931
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
     $2,175 in 1998 and $2,554 in 1999......................   10,447    10,068
  Notes receivable from officers and employees..............      324       770
  Other.....................................................      160       156
                                                              -------   -------
                                                               10,931    10,994
                                                              -------   -------
          Total assets......................................  $81,332   $73,966
                                                              =======   =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable....................................  $14,826   $15,570
  Accrued wages and benefits................................    1,449     1,086
  Other accrued liabilities.................................       99       220
  Current portion of long-term debt.........................    3,782     3,206
                                                              -------   -------
          Total current liabilities.........................   20,156    20,082
                                                              -------   -------
LONG-TERM DEBT, less current portion........................   42,910    36,780
DEFERRED COMPENSATION.......................................      739       778
DEFERRED INCOME TAXES.......................................      563       561
EQUITY SUBJECT TO REDEMPTION:
  Series A preferred stock, 1,122 shares....................      112       112
  Common stock, 140,214 shares..............................    1,245        --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share;
     1,000,000 shares authorized, 2,992 shares issued and
     outstanding............................................        2         2
  Series B convertible preferred stock, 1/10th vote per
     share; $1.00 par value; $100 stated value; Liquidation
     preference of $100 per share; 1,000,000 shares
     authorized, 17,700 shares issued and 15,000 shares
     outstanding............................................       18        18
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 4,211,010 and 4,257,760 shares issued of
     which 4,155,773 and 4,071,685 shares are outstanding,
     140,214 shares are equity subject to redemption (for
     1998 only) and 55,237 and 186,075 shares are treasury
     stock..................................................       40        41
  Paid-in capital...........................................      908     2,251
  Retained earnings.........................................   15,443    15,235
  Treasury stock............................................     (804)   (1,894)
                                                              -------   -------
          Total shareholders' equity........................   15,607    15,653
                                                              -------   -------
          Total liabilities and shareholders' equity........  $81,332   $73,966
                                                              =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Sales.......................................................  $169,667   $203,443   $179,878
Cost of Sales...............................................   124,787    149,423    133,125
                                                              --------   --------   --------
          Gross profit......................................    44,880     54,020     46,753
Selling, General and Administrative Expenses................    38,446     46,570     44,602
                                                              --------   --------   --------
          Operating income..................................     6,434      7,450      2,151
Other Income................................................       890      1,241      1,972
Interest Expense............................................    (2,654)    (3,687)    (3,708)
                                                              --------   --------   --------
Income Before Income Taxes..................................     4,670      5,004        415
Provision for Income Taxes..................................     1,902      2,130        533
                                                              --------   --------   --------
Net Income (Loss)...........................................     2,768      2,874       (118)
Preferred Stock Dividend....................................      (103)       (90)       (90)
                                                              --------   --------   --------
Net Income (Loss) Attributable to Common Shareholders.......  $  2,665   $  2,784   $   (208)
                                                              ========   ========   ========
Basic Earnings (Loss) per Common Share......................  $    .65   $    .67   $   (.05)
                                                              ========   ========   ========
Common Shares Outstanding...................................     4,082      4,159      4,075
                                                              ========   ========   ========
Diluted Earnings (Loss) per Share...........................  $    .49   $    .51   $   (.05)
                                                              ========   ========   ========
Common and Common Equivalent Shares Outstanding.............     5,703      5,596      4,075
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            SERIES A    SERIES B    COMMON   PAID-IN   RETAINED   TREASURY
                                            PREFERRED   PREFERRED   STOCK    CAPITAL   EARNINGS    STOCK      TOTAL
                                            ---------   ---------   ------   -------   --------   --------   -------
BALANCE AT DECEMBER 31, 1996..............     $2          $15       $40     $  408    $ 9,994         --    $10,459
  Dividends paid..........................     --           --        --         --       (103)        --       (103)
  Increase in paid-in capital due to
    reduction of equity subject to
    redemption as a result of acquiring
    374 shares of Series A preferred
    stock.................................     --           --        --         37         --        (37)        --
  Increase in paid-in capital due to
    reduction of equity subject to
    redemption as a result of acquiring
    2,700 shares of Series B preferred
    stock.................................     --            3        --        268         --       (271)        --
  Increase in paid-in capital due to
    reduction of equity subject to
    redemption as a result of converting
    1,800 shares of Series B preferred
    stock to 50,400 shares of common
    stock.................................     --           --         1        179         --         --        180
  Acquisition of 30,436 shares of common
    stock.................................     --           --        (1)        --         --       (272)      (273)
  Net income..............................     --           --        --         --      2,768         --      2,768
                                               --          ---       ---     ------    -------    -------    -------
BALANCE AT DECEMBER 31, 1997..............      2           18        40        892     12,659       (580)    13,031
  Dividends paid..........................     --           --        --         --        (90)        --        (90)
  Increase in paid-in capital due to
    issuance of 21,200 shares of common
    stock based on options exercised......     --           --        --         16         --         --         16
  Acquisition of 21,500 shares of common
    stock.................................     --           --        --         --         --       (201)      (201)
  Acquisition of 3,301 shares of common
    stock.................................     --           --        --         --         --        (23)       (23)
  Net income..............................     --           --        --         --      2,874         --      2,874
                                               --          ---       ---     ------    -------    -------    -------
BALANCE AT DECEMBER 31, 1998..............      2           18        40        908     15,443       (804)    15,607
  Dividends paid..........................     --           --        --         --        (90)        --        (90)
  Elimination of remaining equity subject
    to redemption.........................     --           --         1      1,244         --         --      1,245
  Acquisition of 21,500 shares of common
    stock.................................     --           --        --         --         --       (200)      (200)
  Acquisition of 80,214 shares of common
    stock associated with the Pelican
    purchase..............................     --           --        --         --         --       (714)      (714)
  Acquisition of 29,124 shares............     --           --        --         --         --       (176)      (176)
  Issuance of 46,750 shares of common
    stock.................................     --           --        --         99         --         --         99
  Net loss................................     --           --        --         --       (118)        --       (118)
                                               --          ---       ---     ------    -------    -------    -------
BALANCE AT DECEMBER 31, 1999..............     $2          $18       $41     $2,251    $15,235    $(1,894)   $15,653
                                               ==          ===       ===     ======    =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    DXP ENTERPRISES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1997        1998        1999
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................  $   2,768   $   2,874   $    (118)
  Adjustments to reconcile net income (loss) to net cash
     provided by Operating activities --
     Depreciation and amortization........................      1,341       1,820       2,016
     Compensation expense related to stock option plans...         --          --          39
     Benefit for deferred income taxes....................        (62)        (64)        (32)
     Loss (gain) on sale of property and equipment........       (103)         47         (45)
     Changes in operating assets and liabilities --
       Trade accounts receivable..........................     (7,971)      5,484       3,099
       Inventories........................................      2,899        (142)      4,688
       Prepaid expenses and other.........................       (640)     (1,237)       (349)
       Trade accounts payable and accrued liabilities.....      1,892      (3,121)      1,230
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......        124       5,661      10,528
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Strategic Supply net assets.................     (4,118)         --          --
  Purchase of Pelican Supply common stock.................     (1,070)         --          --
  Purchase of Tri-Electric Supply net assets..............         --      (6,109)         --
  Purchase of Lucky Electric Supply net assets............         --      (2,206)         --
  Purchase of Mark W. Smith Equipment net assets..........         --      (4,206)         --
  Purchase of property and equipment......................       (825)     (3,859)     (2,226)
  Proceeds from sale of property and equipment............         --          26         850
  Other...................................................         --          44          --
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........     (6,013)    (16,310)     (1,376)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from debt....................................    183,715     219,011     182,887
  Principal payments on revolving line of credit,
     long-term and subordinated debt and notes payable to
     bank.................................................   (177,395)   (207,175)   (189,592)
  Proceeds on sale of Corpus Christi facility.............        112          --          --
  Issuance of common stock................................         --          16          99
  Acquisition of preferred and common stock...............       (580)       (224)     (1,090)
  Dividends paid in cash..................................       (103)        (90)        (90)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................      5,749      11,538      (7,786)
                                                            ---------   ---------   ---------
INCREASE (DECREASE) IN CASH...............................       (140)        889       1,366
CASH AT BEGINNING OF YEAR.................................        876         736       1,625
                                                            ---------   ---------   ---------
CASH AT END OF YEAR.......................................  $     736   $   1,625   $   2,991
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Cash paid for --
     Interest.............................................  $   2,654   $   3,687   $   3,708
                                                            =========   =========   =========
     Income taxes.........................................  $   1,551   $   2,986   $     394
                                                            =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     DXP Enterprises, Inc. (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is a leading provider of maintenance, repair and operating
(MRO) products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical product categories. The Company offers its customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. The Company also provides integrated services such as system design, fabrication, installation, repair and maintenance for its customers. The Company offers a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy the customer's unique needs.

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

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

FEDERAL INCOME TAXES

     The Company utilizes the asset and liability method prescribed by SFAS No. 109 in accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary of the carrying and the fair value of financial instruments at December 31, 1999, is as follows:

                                                             CARRYING    FAIR
                                                              VALUE     VALUE
                                                             --------   ------
                                                              (IN THOUSANDS)
Cash.......................................................   $2,991    $2,991
Notes receivable from officers and employees...............      770       770
Long-term debt, including current portion..................   39,986    39,986

     The carrying value of the notes receivable from officers and employees approximates fair value because the interest rate of the notes (9 percent) is consistent with the interest rate of the Company's revolving debt and with rates currently available in the market for similar instruments. The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.

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

RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge to the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains

                     DXP ENTERPRISES INC. AND SUBSIDIARIES
or losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

     On December 8, 1999, the United States Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company reviewed its revenue recognition procedures and is satisfied that it is in compliance with this SAB.

3. ACQUISITIONS AND DIVESTITURES:

     Effective May 30, 1997, the Company acquired 100 percent of the outstanding stock of Pelican State Supply Company (Pelican). The purchase price totaled approximately $3.0 million and consisted of 140,214 shares of the Company's common stock subject to redemption and cash of approximately $1.0 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill of approximately $2.04 million was recorded in connection with the acquisition. Pro forma disclosures of operating results are omitted because the acquired companies' operations were not significant.

     On June 2, 1997, a wholly owned subsidiary of the Company acquired substantially all the assets of Strategic Supply, Inc. (Strategic). The purchase price, which is subject to adjustments, consisted of approximately $4.1 million in cash, assumption of $4.7 million of trade payables and other accrued expenses, $2.8 million in promissory notes payable to the seller and earn-out payments (based on the earnings before interest and taxes of Strategic) to be paid over a period of approximately six years, up to a maximum of $3.5 million. No earn-out payments have been earned to date. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $50,000 was recorded in connection with the acquisition.

     On February 26, 1998, a wholly owned subsidiary of the Company acquired substantially all the assets of Tri-Electric Supply, Ltd. (Tri-Electric). The purchase price consisted of $6.2 million in cash, assumption of $1.6 million of trade payables and other accrued expenses; the acquisition has been accounted for using the purchase method of accounting. Goodwill of $3.9 million was recorded in connection with the acquisition.

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

     Effective May 31, 1998, a wholly owned subsidiary of the Company acquired substantially all the assets of Mark W. Smith Equipment, Inc. (Smith). The purchase price consisted of approximately $4.2 million in cash and the assumption of $618,000 of trade payables and other accrued expenses. The acquisition has been accounted for using the purchase method of accounting. Goodwill of $2.7 million was recorded in connection with the acquisition.

     On July 16, 1999, the Company completed the sale of certain assets of its valve and valve automation products division, for approximately $2.65 million; this sale price consisted of $2.04 million in cash, a $.5 million promissory note and the assumption of a $140,000 note payable. As a result, the Company no longer competes in the valve and valve automation business. There was no gain or loss on the sale since the consideration was equal to the net book value of the assets sold.

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

     The results of operations of all acquisitions are included since the date of acquisition in the historical financial statements. The following table presents selected unaudited consolidated financial information for the Company on a pro forma basis assuming all acquisitions had occurred on January 1, 1997 (in thousands, except per share amounts). The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transaction been consummated as of January 1, 1997, or that may be achieved in the future.

                                                               DECEMBER 31
                                                          ---------------------
                                                            1997        1998
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             SHARE AMOUNTS)
                                                               (UNAUDITED)
Revenues................................................  $220,565    $210,803
Net income..............................................     3,464       3,150
Basic earnings per common share.........................       .82         .74
Diluted earnings per common share.......................       .61         .56

4. INVENTORY:

     The Company uses the LIFO method of inventory valuation for approximately 60 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                                              DECEMBER 31
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Finished goods..........................................  $ 29,717   $ 25,259
Work in process.........................................     3,093      2,208
                                                          --------   --------
Inventories at FIFO.....................................    32,810     27,467
Less -- LIFO allowance..................................    (3,884)    (3,229)
                                                          --------   --------
Inventories.............................................  $ 28,926   $ 24,238
                                                          ========   ========

     During 1999, the Company liquidated certain inventories valued using the LIFO method; these inventories had been carried at cost substantially lower than their FIFO costs and resulted in cost of goods sold being decreased by approximately $950,000 with a corresponding increase in income before taxes.

5. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are comprised of the following:

                                                              DECEMBER 31
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Land....................................................  $  1,837   $  1,834
Buildings and leasehold improvements....................     9,048      8,543
Furniture, fixtures and equipment.......................    12,745     13,513
                                                          --------   --------
                                                            23,630     23,890
Less -- Accumulated depreciation and amortization.......   (10,470)   (10,959)
                                                          --------   --------
                                                          $ 13,160   $ 12,931
                                                          ========   ========

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

6. LONG-TERM DEBT:

     Long-term and subordinated notes consist of the following:

                                                                 DECEMBER 31
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Long-term debt --
  Credit facility:
     Working capital component..............................  $24,895   $21,425
     Term loan component....................................   14,933    13,013
  Note payable to insurance company, 10.125%, collateralized by real property, payable in monthly installments
     through December 2006..................................    1,481     1,354
  Notes payable to credit corporation, 2.25% above prime
     (8.5% at December 31, 1999), collateralized by computer
     equipment, payable in monthly installments through
     April 2001.............................................      853       492
  Promissory note payable, 7.0% payable in monthly
     installments through June 2003.........................    2,380     2,050
  Notes payable to finance company, 7.74% to 8.21%,
     collateralized by Furniture, payable in monthly
     installments through April 2004........................       --       722
  Other.....................................................    2,150       930
                                                              -------   -------
                                                               46,692    39,986
Less -- Current portion.....................................   (3,782)   (3,206)
                                                              -------   -------
                                                              $42,910   $36,780
                                                              =======   =======

     Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that require the Company to maintain a positive cash flow and other financial ratios. The Company had $1.9 million available for borrowings under the Credit Facility at December 31, 1999. The Company from time to time has not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At December 31, 1999, the Company again was not in compliance with certain of those covenants. The lender has provided waivers to the Company regarding the compliance with these covenants, although there can be no assurance the lender will be willing to provide waivers in the future if the Company is unable to comply with the financial ratio covenants.

     The Credit Facility was amended by the Company and its lender on three separate occasions during 1999, which provided for borrowings up to an aggregate of the lessor of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $44.0 million. The amendments also extended the maturity date of the Credit Facility from April 1, 2000 to April 1, 2001. Additionally, the LIBOR pricing, set to expire on June 30, 1999 was cancelled and the interest rate was increased to prime plus 1% on the term portion of the Credit Facility, which was $13.0 million at December 31, 1999, and prime plus 1/2% on the revolving loan portion of the Credit Facility, which was $21.4 million at December 31, 1999; the prime rate at December 31, 1999, was 8.5%. The Credit Facility is secured by receivables, inventory, and machinery and equipment. An executive officer of the Company, who is also a shareholder of the Company, has personally guaranteed up to $0.5 million of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure this line of credit.

     At March 16, 2000, the Company had $2.2 million available for borrowings under the Credit Facility.

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

     The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2000.......................................................    3,206
2001.......................................................   25,008
2002.......................................................    3,325
2003.......................................................    7,648
2004.......................................................      257
Thereafter.................................................      542
                                                             -------
                                                             $39,986
                                                             =======

7. INCOME TAXES:

     The provision for income taxes consists of the following:

                                                       YEAR ENDED DECEMBER 31
                                                       ----------------------
                                                        1997     1998    1999
                                                       ------   ------   ----
                                                           (IN THOUSANDS)
Current --
  Federal............................................  $1,652   $1,794   $156
  State..............................................     312      400    409
                                                       ------   ------   ----
                                                        1,964    2,194    565
Deferred --
  Federal............................................     (62)     (64)   (32)
                                                       ------   ------   ----
                                                       $1,902   $2,130   $533
                                                       ======   ======   ====

     The difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

                                                       YEAR ENDED DECEMBER 31
                                                       ----------------------
                                                        1997     1998    1999
                                                       ------   ------   ----
                                                           (IN THOUSANDS)
Income taxes computed at federal statutory rate......  $1,588   $1,701   $141
State income taxes, net of federal benefit...........     206      264    250
Nondeductible goodwill amortization..................      63       92     82
Other................................................      45       73     60
                                                       ------   ------   ----
                                                       $1,902   $2,130   $533
                                                       ======   ======   ====

     The net current and noncurrent components of deferred income taxes are as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Net current assets..........................................  $ 870    $ 900
Net noncurrent liabilities..................................    563      561
                                                              -----    -----
Net asset...................................................  $(307)   $(339)
                                                              =====    =====

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

     Deferred tax liabilities and assets were comprised of the following:

                                                                DECEMBER 31
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Deferred tax assets --
  Amortization of goodwill..................................      2        3
  Unamortized rent reduction................................     22       12
  Allowance for doubtful accounts...........................    277      407
  Section 263A inventory costs..............................    313      226
  Deferred compensation on stock options....................    251      264
  Other.....................................................      5      (12)
                                                              -----    -----
          Total deferred tax assets.........................    870      900
                                                              -----    -----
Deferred tax liability --
  Difference between financial and tax depreciation of
     assets acquired........................................  $ 563    $ 561
                                                              -----    -----
          Net deferred tax asset............................  $(307)   $(339)
                                                              =====    =====

8. SHAREHOLDERS' EQUITY:

SERIES A PREFERRED STOCK

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

STOCK BONUS PLAN

     On December 28, 1999, the Company issued 46,750 shares of common stock to employees, other than officers, pursuant to an Employee Stock Bonus Plan approved by the Board of Directors.

STOCK SPLIT

     In each of 1997 and 1998, the Company effected a two-to-one reverse stock split. The Company's financial statements have been restated to reflect the effect of these reverse stock splits.

VOTING TRUST

     A director, officer and shareholder of the Company is the trustee of three trusts for the benefit of another officer shareholder's children, each of which hold 570,932 shares of common stock and 5,000 shares of Series B convertible preferred stock. The trustee has sole voting control of these shares.

STOCK REDEMPTION

     The 140,214 shares of common stock issued pursuant to the purchase of Pelican were subject to a put option whereby at any time between November 30, 1998, and November 30, 2000, the Company could have

                     DXP ENTERPRISES INC. AND SUBSIDIARIES
been required to purchase all or part of such shares at a price of $14.00 per share. During 1998, the repurchase price of these shares was reduced from $14.00 to $8.88 per share pursuant to certain rights of offset set forth in the purchase agreement. The reduction in the repurchase price has been reflected as a $718,000 reduction of goodwill and equity subject to redemption. In March 1999, the Company agreed to repurchase 80,214 of these common shares at $8.88 per share. Furthermore, as a part of this repurchase, the remaining 60,000 shares outstanding are no longer subject to the put option.

     On July 17, 1998, the Company entered into a stock purchase agreement with a common shareholder. The Company agreed to purchase 43,000 shares for a total of $401,000 in two installments. On September 1, 1998, the Company purchased one-half of the shares for $200,500. The remainder of the shares were purchased during 1999 for $200,500.

STOCK OPTIONS

     Prior to 1997, the Company issued nonqualified stock options to certain officers of the Company to purchase shares of its common stock which had exercise prices equal to the fair market value of the Company's common stock at the date of grant. Additionally, the Company issued options to certain officers and employees pursuant to the terms of the Company's long-term incentive plan. No compensation expense related to these option agreements was recorded in 1997 or 1998. As of December 31, 1998 and 1999, a deferred compensation liability of $739,000 has been recorded in conjunction with these option agreements. Activity during 1998 and 1999 with respect to the stock options follows:

                                                                               WEIGHTED
                                                            OPTION PRICE       AVERAGE
                                                SHARES       PER SHARE      EXERCISE PRICE
                                               ---------   --------------   --------------
Outstanding at December 31, 1997.............  1,349,700   $1.48 -- $16.00      $ 1.50
  Granted....................................    265,000   $7.50 -- $12.00       10.79
  Exercised..................................    (21,200)           $  .76         .76
  Canceled or expired........................    (20,500)           $10.66       10.66
                                               ---------   ---------------      ------
Outstanding at December 31, 1998.............  1,573,000   $1.48 -- $16.00      $ 3.32
  Granted....................................     19,000            $ 6.88        6.88
  Exercised..................................         --                --          --
  Canceled or expired........................   (104,912)  $2.31 -- $12.00        9.21
                                               ---------   ---------------      ------
Outstanding at December 31, 1999.............  1,487,088   $1.48 -- $16.00      $ 2.95
                                               =========   ===============      ======
Exercisable at December 31, 1999.............  1,339,618   $1.48 -- $12.00      $ 2.07
                                               =========   ===============      ======

     The outstanding options at December 31, 1999, expire between March 31, 2000, and August 23, 2005, or 90 days after termination of full-time employment. The weighted average remaining contractual life was 5.9 years, 4.8 years and 3.8 years at December 31, 1997, 1998 and 1999, respectively.

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 1997, 1998 and 1999:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1997        1998        1999
                                                      ---------   ---------   ---------
Common stock outstanding, beginning of period.......  3,996,974   4,157,361   4,156,806
Weighted average common stock issued in stock option
  exercise..........................................         --      15,150          --
Weighted average common stock issued in
  acquisition.......................................     93,476          --          --
Less: weighted average treasury shares
  repurchased.......................................    (13,095)    (13,192)    (81,814)
Weighted average common stock issued in conversion
  of preferred stock................................      4,200          --          --
                                                      ---------   ---------   ---------
Shares used in computing basic earnings per share...  4,081,555   4,159,319   4,074,992
Dilutive effect of stock options, net of assumed
  repurchase of treasury stock......................  1,138,321   1,016,430          --
Dilutive effect of convertible preferred stock......    482,854     420,000          --
                                                      ---------   ---------   ---------
Shares used in computing diluted earnings per
  share.............................................  5,702,730   5,595,749   4,074,992
                                                      =========   =========   =========

STOCK-BASED COMPENSATION

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1997, 1998 and 1999: risk-free interest rates of 6 percent for 1997, 1998 and 1999; expected lives of five years; 18.4 percent assumed volatility; and no expected dividends.

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

                                               1997                      1998                      1999
                                      -----------------------   -----------------------   -----------------------
                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                      -----------   ---------   -----------   ---------   -----------   ---------
Net income attributable to common
  shareholders (in thousands).......    $2,665       $2,620       $2,784       $2,616        $(208)      $ (430)
Basic earnings per common share.....    $  .65       $  .64       $  .67       $  .63        $(.05)      $ (.09)
Diluted earnings per common share...    $  .49       $  .48       $  .51       $  .48        $(.05)      $ (.09)

                     DXP ENTERPRISES INC. AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES:

     The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 1999, for noncancelable leases are as follows (in thousands):

2000........................................................  $1,616
2001........................................................   1,042
2002........................................................     659
2003........................................................     325
2004........................................................     134
Thereafter..................................................      42
                                                              ------
                                                              $3,818
                                                              ======

     Rental expense for operating leases was $1,681,675, $1,949,130, $2,143,067 for the years ended December 31, 1997, 1998 and 1999, respectively.

10. RETIREMENT PLANS:

     DXP provides an employee stock ownership plan (ESOP) which is eligible to employees having 1,000 hours of service in 12 consecutive months of employment. Employer contributions are at the discretion of the board of directors. The ESOP held 862,117 shares of the Company's common stock at December 31, 1999. The Company expensed for the ESOP $150,000 in 1997, 1998 and 1999. Actual contributions to the Company's ESOP are made subsequent to fiscal year-end with approval by the Company's board of directors; approval was received and contributions of $150,000 were made for 1997 and 1998. The Company also offers a 401(k) profit-sharing plan for employees having 1,000 hours of service in 12 consecutive months of employment. The Company matches contributions at a rate of 10 percent. The Company contributed to the 401(k) profit sharing-plan $81,000, $214,000 and $132,316 in the years ended December 31, 1997, 1998 and 1999, respectively.

11. RELATED-PARTY TRANSACTIONS:

     The Company has made two loans to an officer in the amounts of $149,910 and $58,737, respectively, each bearing interest at 9 percent per annum. The outstanding balances of such loans were $50,080 and $54,587 at December 31, 1998 and 1999, respectively.

     Additionally, the Company from time to time has made noninterest-bearing advances to this officer. As of December 31, 1998 and 1999, the outstanding advances amounted to $420,439 and $473,871, respectively.

12. SUBSEQUENT EVENTS:

     On March 15, 2000, the Company completed a transaction to sell certain of its fabrication and warehouse properties in Houston, Texas, for approximately $2.8 million in cash. Additionally, the Company is expected to sell additional warehouse and office space during the second quarter of 2000 for $0.7 million. Each transaction allows the Company to lease back the sold property for a period of time in order to relocate and lease fabrication and warehouse facilities to continue servicing its existing customer base. Relocation is expected to be completed by June 1, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS INCLUDED IN THIS REPORT:

     1. Financial Statements

                                                               PAGE
                                                               ----
DXP ENTERPRISES AND SUBSIDIARIES:
Report of Independent Public Accountants....................    18
Audited Consolidated Financial Statements
  Consolidated Balance Sheets...............................    19
  Consolidated Statements of Earnings.......................    20
  Consolidated Statements of Shareholders' Equity...........    21
  Consolidated Statements of Cash Flows.....................    22
  Notes to Consolidated Financial Statements................    23

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.1          -- Restated Articles of Incorporation, as amended
                            (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Registration Statement On Form S-8 (Reg. No.
                            333-61953), filed with the Commission on August 20,
                            1998).
            3.2          -- Bylaws (incorporated by reference Exhibit 3.2 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
            4.1          -- Form of Common Stock certificate (incorporated by
                            reference to Exhibit 4.3 to the Registrant's Registration
                            Statement on Form S-8 (Reg. No. 333-61953), filed with
                            the Commission on August 20, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            4.2          -- See Exhibit 3.1 for provisions of the Company's Restated
                            Articles of Incorporation, as amended, defining the
                            rights of the holders of Common Stock.
            4.3          -- See Exhibit 3.2 for provisions of the Company's Bylaws
                            defining the rights of holders of Common Stock.
           10.1          -- DXP Enterprises, Inc. 1999 Employee Stock Option Plan
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1999).
           10.2          -- DXP Enterprises, Inc. 1999 Non-Employee Director Stock
                            Option Plan (incorporated by reference to Exhibit 10.2 to
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1999).
          +10.3          -- DXP Enterprises, Inc. Long Term Incentive Plan, as
                            amended (incorporated by reference to Exhibit 4.4 to the
                            Registrant's Registration Statement on Form S-8 (Reg. No.
                            333-61953), filed with the Commission on August 20,
                            1998).
          +10.4          -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Kenneth H. Miller
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          +10.5          -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Tommy Orr
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          +10.6          -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Cletus Davis
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          +10.7          -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Jerry J. Jones (incorporated by reference to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
          +10.8          -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Bryan H. Wimberly (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
          +10.9          -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and David R. Little (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
          +10.10         -- Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and David R. Little
                            (incorporated by reference to Exhibit No. 10.8 to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the Commission on May 22, 1998).
          +10.11         -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Jerry J. Jones, as amended by
                            Amendment to Employment Agreement dated effective May 21,
                            1998 (incorporated by reference to Exhibit 10.9 to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the commission on May 22, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          +10.12         -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Bryan H. Wimberly, as amended
                            by Amendment to Employment Agreement dated effective May
                            21, 1998 and Amendment to Employment Agreement dated
                            effective June 30, 1998 (incorporated by reference to
                            Exhibit 10.1 to the Registrant's Quarterly Report on Form
                            10-Q for the quarterly period ended June 30, 1997, filed
                            with the Commission on August 10, 1998).
          +10.13         -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Gary A. Allcorn, as amended by
                            Amendment to Employment Agreement dated effective May 21,
                            1998 (incorporated by reference to Exhibit 10.11 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the Commission on May 22, 1998).
           10.14         -- Second Amended and Restated Loan and Security Agreement
                            dated effective as of April 1, 1994, by and between
                            Barclays Business Credit, Inc. and SEPCO Industries,
                            Inc., as amended by First Amendment to Second Amended and
                            Restated Loan and Security Agreement and Secured
                            Promissory Note dated May, 1995, by and between SEPCO
                            Industries, Inc. and Shawmut Capital Corporation,
                            successor-in-interest by assignment to Barclays Business
                            Credit, Inc., as amended by Second Amendment to Second
                            Amended and Restated Loan and Security Agreement dated
                            April 3, 1996, by and between SEPCO Industries, Inc. and
                            Fleet Capital Corporation, formerly known as Shawmut
                            Capital Corporation, as amended by Third Amendment to
                            Second Amended and Restated Loan and Security Agreement
                            dated September 9, 1996, by and between SEPCO Industries,
                            Inc. and Bayou Pumps, Inc. and Fleet Capital Corporation,
                            as amended by Fourth Amendment to Second Amended and
                            Restated Loan and Security Agreement dated October 24,
                            1996, by and between SEPCO Industries, Inc. American MRO,
                            Inc. and Fleet Capital Corporation and as amended by
                            Letter Agreement dated November 4, 1996, from Fleet
                            Capital Corporation to SEPCO Industries, Inc., Bayou
                            Pumps, Inc. and American MRO, Inc. (incorporated by
                            reference to Amendment No. 4 to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on November 6, 1996).
           10.15         -- Fifth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 2, 1997, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.1 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            Quarterly period ended June 30, 1997, filed with
                            Commission on November 17, 1997).
           10.16         -- Sixth Amendment to Second Amended and Restated Loan and
                            Security Agreement and Amendment to Other Agreements
                            dated April 29, 1998, by And among Sepco Industries,
                            Inc., Bayou Pumps, Inc. and American MRO, Inc. and Fleet
                            Capital Corporation (incorporated by reference to Exhibit
                            10.1 to the Registrant's Quarterly Report on Form 10-Q,
                            filed with the Commission on May 14, 1998).
           10.17         -- Seventh Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 30, 1998, by and among
                            Sepco Industries, Inc., Bayou Pumps, Inc., American MRO,
                            Inc. and Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.2 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended June
                            30, 1997, filed with the Commission on August 10, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.18         -- Eighth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated October 20, 1998, by and among
                            Sepco Industries, Inc., Bayou Pumps, Inc., American MRO,
                            Inc. and Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.1 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1997, filed with the Commission on November
                            13, 1998).
           10.19         -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
           10.20         -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
           10.21         -- Vehicle Lease Agreement dated July 28, 1993, by and
                            between World Omni Financial Corp. and SEPCO Industries,
                            Inc. (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
           10.22         -- Real Estate Note dated November 8, 1979, by Southern
                            Engine & Pump Company, payable to the order of
                            Southwestern Life Insurance Company (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          +10.23         -- SEPCO Industries, Inc. Employee Stock Ownership Plan
                            (incorporated by reference to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 13,
                            1996).
           10.24         -- Amendment No. Two to SEPCO Industries, Inc. Employee
                            Stock Ownership Plan (incorporated by reference to
                            Exhibit 10.38 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on February 26, 1998).
           10.25         -- Amendment No. Three to SEPCO Industries, Inc. Employee
                            Stock Ownership Plan (incorporated by reference to
                            Exhibit 10.39 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on February 26, 1998).
           10.26         -- August 1999 Amendment to Loan and Security Agreement
                            dated August 13, 1999, by and among DXP Acquisition,
                            Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital
                            Corporation. (incorporated by reference to Exhibit 10.3
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1999).
           10.27         -- August 1999 Amendment to Second Amended and Restated Loan
                            and Security Agreement and Modification to Other
                            Agreements dated August 13, 1999, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation. (incorporated by reference
                            to Exhibit 10.4 to the Registrant's Quarterly Report on
                            Form 10-Q for the quarterly period ended June 30, 1999).
           10.28         -- August 1999 Amendment to Loan and Security Agreement
                            Dated August 13, 1999, by and among Pelican State Supply
                            Company, Inc. and Fleet Capital Corporation.
                            (incorporated by reference to Exhibit 10.5 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.29         -- May 1999 Amendment to Second Amended and Restated Loan
                            and Security Agreement and Modification to Other
                            Agreements Dated May 13, 1999, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation. (incorporated by reference
                            to Exhibit 10.4 to the Registrant's Quarterly Report on
                            Form 10-Q for the quarterly period ended March 31, 1999).
           10.30         -- May 1999 Amendment to Loan and Security Agreement dated
                            May 13, 1999, by and among Pelican State Supply Company,
                            Inc. and Fleet Capital Corporation. (incorporated by
                            reference to Exhibit 10.5 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 1999).
           10.31         -- May 1999 Amendment to Loan and Security Agreement dated
                            May 13, 1999, by and among DXP Acquisition, Inc., d/b/a
                            Strategic Acquisition, Inc. and Fleet Capital
                            Corporation. (incorporated by reference to Exhibit 10.6
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended March 31, 1999).
           10.32         -- Waiver and Amendment dated March 30, 1999 between SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation. (incorporated by reference
                            to Exhibit 10.1 to the Registrant's Quarterly Report on
                            Form 10-Q for the quarterly period ended March 31, 1999).
           10.33         -- Waiver and Amendment dated March 30, 1999 between Pelican
                            State Supply Company, Inc. and Fleet Capital Corporation.
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended March 31, 1999).
           10.34         -- Waiver and Amendment dated March 30, 1999 between DXP
                            Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and
                            Fleet Capital Corporation. (incorporated by reference to
                            Exhibit 10.3 to the Registrant's Quarterly Report on Form
                            10-Q for the quarterly period ended March 31, 1999).
           10.35         -- Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and DXP Acquisition,
                            Inc. d/b/a Strategic Acquisition, Inc. (incorporated by
                            reference to Exhibit 10.2 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
           10.36         -- Amendment to Loan and Security Agreement dated April 29,
                            1998, by and between DXP Acquisition, Inc., d/b/a
                            Strategic Acquisition, Inc. and Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to the
                            Registrant's Quarterly Report on Form 10-Q, filed with
                            the Commission on May 14, 1998).
           10.37         -- Second Amendment to Loan and Security Agreement dated
                            October 20, 1998, by and between DXP Acquisition, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.2 to the Registrant's Quarterly Report on
                            Form 10-Q, for the quarterly period ended September 30,
                            1998, filed with the Commission on November 13, 1998).
           10.38         -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of DXP Acquisition, Inc. d/b/a Strategic
                            Acquisition, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.39         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.40         -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Sepco Industries, Inc., guarantying the indebtedness of
                            DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc.
                            to Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.5 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.41         -- Continuing Guaranty Agreement dated June 16, 1997, by
                            American MRO, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.6 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.42         -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.7 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.43         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Sepco Industries, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.8 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.44         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of American MRO, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.9 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.45         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Bayou Pumps, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.10 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.46         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Pelican State Supply
                            Company, Inc. to Fleet Capital Corporation (incorporated
                            by reference to Exhibit 10.11 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.47         -- Loan and Security Agreement dated May 29, 1997, by and
                            between Fleet Capital Corporation and Pelican State
                            Supply Company, Inc. (incorporated by reference to
                            Exhibit 10.12 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.48         -- Amendment to Loan and Security Agreement dated April 29,
                            1998, by and between Pelican State Supply Company, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.2 to the Registrant's Quarterly Report on
                            Form 10-Q, filed with the Commission on May 14, 1998).
           10.49         -- Continuing Guaranty Agreement dated May 29, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.13 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
           10.50         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            SEPCO Industries, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.14
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
           10.51         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            American MRO, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.15 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
           10.52         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.16
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
           10.53         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of SEPCO Industries, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.17
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
           10.54         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of American MRO, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.18
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
           10.55         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of Bayou Pumps, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.19
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.56         -- Secured Promissory Note dated April 29, 1998 payable by
                            SEPCO Industries, Inc., Bayou Pumps, Inc. and American
                            MRO, Inc. to Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.4 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 1998, filed with the Commission on May 14, 1998).
          *11.1          -- Statement re Computation of Per Share Earnings.
          *21.1          -- Subsidiaries of the Company (incorporated by reference to
                            Exhibit 21.1 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on March 31, 1999.
          *23.1          -- Consent from Arthur Andersen LLP.
          *27.1          -- Financial Data Schedule.

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

Dated: March 29, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME                                                                TITLE                    DATE
----                                                                -----                    ----

                 /s/ DAVID R. LITTLE                   Chairman of the Board,           March 29, 2000
-----------------------------------------------------    President, Chief Executive
                   David R. Little                       Officer and Director
                                                         (Principal Executive Officer)

                 /s/ GARY A. ALLCORN                   Senior Vice-President/Finance,   March 29, 2000
-----------------------------------------------------    Chief Financial Officer and
                   Gary A. Allcorn                       Director (Principal Financial
                                                         and Accounting Officer)

                 /s/ JERRY J. JONES                    Director                         March 29, 2000
-----------------------------------------------------
                   Jerry J. Jones

                  /s/ CLETUS DAVIS                     Director                         March 29, 2000
-----------------------------------------------------
                    Cletus Davis

                /s/ KENNETH H. MILLER                  Director                         March 29, 2000
-----------------------------------------------------
                  Kenneth H. Miller

                  /s/ THOMAS V. ORR                    Director                         March 29, 2000
-----------------------------------------------------
                    Thomas V. Orr

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.1          -- Restated Articles of Incorporation, as amended
                            (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Registration Statement On Form S-8 (Reg. No.
                            333-61953), filed with the Commission on August 20,
                            1998).
            3.2          -- Bylaws (incorporated by reference Exhibit 3.2 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
            4.1          -- Form of Common Stock certificate (incorporated by
                            reference to Exhibit 4.3 to the Registrant's Registration
                            Statement on Form S-8 (Reg. No. 333-61953), filed with
                            the Commission on August 20, 1998).
            4.2          -- See Exhibit 3.1 for provisions of the Company's Restated
                            Articles of Incorporation, as amended, defining the
                            rights of the holders of Common Stock.
            4.3          -- See Exhibit 3.2 for provisions of the Company's Bylaws
                            defining the rights of holders of Common Stock.
           10.1          -- DXP Enterprises, Inc. 1999 Employee Stock Option Plan
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1999).
           10.2          -- DXP Enterprises, Inc. 1999 Non-Employee Director Stock
                            Option Plan (incorporated by reference to Exhibit 10.2 to
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1999).
          +10.3          -- DXP Enterprises, Inc. Long Term Incentive Plan, as
                            amended (incorporated by reference to Exhibit 4.4 to the
                            Registrant's Registration Statement on Form S-8 (Reg. No.
                            333-61953), filed with the Commission on August 20,
                            1998).
          +10.4          -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Kenneth H. Miller
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          +10.5          -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Tommy Orr
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          +10.6          -- Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and Cletus Davis
                            (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
          +10.7          -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Jerry J. Jones (incorporated by reference to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 12,
                            1996).
          +10.8          -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and Bryan H. Wimberly (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          +10.9          -- Amended and Restated Stock Option Agreement dated
                            effective as of March 31, 1996, between SEPCO Industries,
                            Inc. and David R. Little (incorporated by reference to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-10021), filed with the Commission on August 12,
                            1996).
          +10.10         -- Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and David R. Little
                            (incorporated by reference to Exhibit No. 10.8 to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the Commission on May 22, 1998).
          +10.11         -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Jerry J. Jones, as amended by
                            Amendment to Employment Agreement dated effective May 21,
                            1998 (incorporated by reference to Exhibit 10.9 to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the commission on May 22, 1998).
          +10.12         -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Bryan H. Wimberly, as amended
                            by Amendment to Employment Agreement dated effective May
                            21, 1998 and Amendment to Employment Agreement dated
                            effective June 30, 1998 (incorporated by reference to
                            Exhibit 10.1 to the Registrant's Quarterly Report on Form
                            10-Q for the quarterly period ended June 30, 1997, filed
                            with the Commission on August 10, 1998).
          +10.13         -- Employment Agreement dated as of July 1, 1996, between
                            SEPCO Industries, Inc. and Gary A. Allcorn, as amended by
                            Amendment to Employment Agreement dated effective May 21,
                            1998 (incorporated by reference to Exhibit 10.11 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-53387), filed with the Commission on May 22, 1998).
           10.14         -- Second Amended and Restated Loan and Security Agreement
                            dated effective as of April 1, 1994, by and between
                            Barclays Business Credit, Inc. and SEPCO Industries,
                            Inc., as amended by First Amendment to Second Amended and
                            Restated Loan and Security Agreement and Secured
                            Promissory Note dated May, 1995, by and between SEPCO
                            Industries, Inc. and Shawmut Capital Corporation,
                            successor-in-interest by assignment to Barclays Business
                            Credit, Inc., as amended by Second Amendment to Second
                            Amended and Restated Loan and Security Agreement dated
                            April 3, 1996, by and between SEPCO Industries, Inc. and
                            Fleet Capital Corporation, formerly known as Shawmut
                            Capital Corporation, as amended by Third Amendment to
                            Second Amended and Restated Loan and Security Agreement
                            dated September 9, 1996, by and between SEPCO Industries,
                            Inc. and Bayou Pumps, Inc. and Fleet Capital Corporation,
                            as amended by Fourth Amendment to Second Amended and
                            Restated Loan and Security Agreement dated October 24,
                            1996, by and between SEPCO Industries, Inc. American MRO,
                            Inc. and Fleet Capital Corporation and as amended by
                            Letter Agreement dated November 4, 1996, from Fleet
                            Capital Corporation to SEPCO Industries, Inc., Bayou
                            Pumps, Inc. and American MRO, Inc. (incorporated by
                            reference to Amendment No. 4 to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on November 6, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.15         -- Fifth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 2, 1997, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.1 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            Quarterly period ended June 30, 1997, filed with
                            Commission on November 17, 1997).
           10.16         -- Sixth Amendment to Second Amended and Restated Loan and
                            Security Agreement and Amendment to Other Agreements
                            dated April 29, 1998, by And among Sepco Industries,
                            Inc., Bayou Pumps, Inc. and American MRO, Inc. and Fleet
                            Capital Corporation (incorporated by reference to Exhibit
                            10.1 to the Registrant's Quarterly Report on Form 10-Q,
                            filed with the Commission on May 14, 1998).
           10.17         -- Seventh Amendment to Second Amended and Restated Loan and
                            Security Agreement dated June 30, 1998, by and among
                            Sepco Industries, Inc., Bayou Pumps, Inc., American MRO,
                            Inc. and Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.2 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended June
                            30, 1997, filed with the Commission on August 10, 1998).
           10.18         -- Eighth Amendment to Second Amended and Restated Loan and
                            Security Agreement dated October 20, 1998, by and among
                            Sepco Industries, Inc., Bayou Pumps, Inc., American MRO,
                            Inc. and Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.1 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1997, filed with the Commission on November
                            13, 1998).
           10.19         -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
           10.20         -- Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little
                            and payable to SEPCO Industries, Inc. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
           10.21         -- Vehicle Lease Agreement dated July 28, 1993, by and
                            between World Omni Financial Corp. and SEPCO Industries,
                            Inc. (incorporated by reference to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-10021),
                            filed with the Commission on August 12, 1996).
           10.22         -- Real Estate Note dated November 8, 1979, by Southern
                            Engine & Pump Company, payable to the order of
                            Southwestern Life Insurance Company (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-10021), filed with the Commission
                            on August 12, 1996).
          +10.23         -- SEPCO Industries, Inc. Employee Stock Ownership Plan
                            (incorporated by reference to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-10021), filed with the Commission on August 13,
                            1996).
           10.24         -- Amendment No. Two to SEPCO Industries, Inc. Employee
                            Stock Ownership Plan (incorporated by reference to
                            Exhibit 10.38 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on February 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.25         -- Amendment No. Three to SEPCO Industries, Inc. Employee
                            Stock Ownership Plan (incorporated by reference to
                            Exhibit 10.39 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on February 26, 1998).
           10.26         -- August 1999 Amendment to Loan and Security Agreement
                            dated August 13, 1999, by and among DXP Acquisition,
                            Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital
                            Corporation. (incorporated by reference to Exhibit 10.3
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1999).
           10.27         -- August 1999 Amendment to Second Amended and Restated Loan
                            and Security Agreement and Modification to Other
                            Agreements dated August 13, 1999, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation. (incorporated by reference
                            to Exhibit 10.4 to the Registrant's Quarterly Report on
                            Form 10-Q for the quarterly period ended June 30, 1999).
           10.28         -- August 1999 Amendment to Loan and Security Agreement
                            Dated August 13, 1999, by and among Pelican State Supply
                            Company, Inc. and Fleet Capital Corporation.
                            (incorporated by reference to Exhibit 10.5 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1999).
           10.29         -- May 1999 Amendment to Second Amended and Restated Loan
                            and Security Agreement and Modification to Other
                            Agreements Dated May 13, 1999, by and among SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation. (incorporated by reference
                            to Exhibit 10.4 to the Registrant's Quarterly Report on
                            Form 10-Q for the quarterly period ended March 31, 1999).
           10.30         -- May 1999 Amendment to Loan and Security Agreement dated
                            May 13, 1999, by and among Pelican State Supply Company,
                            Inc. and Fleet Capital Corporation. (incorporated by
                            reference to Exhibit 10.5 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 1999).
           10.31         -- May 1999 Amendment to Loan and Security Agreement dated
                            May 13, 1999, by and among DXP Acquisition, Inc., d/b/a
                            Strategic Acquisition, Inc. and Fleet Capital
                            Corporation. (incorporated by reference to Exhibit 10.6
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended March 31, 1999).
           10.32         -- Waiver and Amendment dated March 30, 1999 between SEPCO
                            Industries, Inc., Bayou Pumps, Inc., American MRO, Inc.
                            and Fleet Capital Corporation. (incorporated by reference
                            to Exhibit 10.1 to the Registrant's Quarterly Report on
                            Form 10-Q for the quarterly period ended March 31, 1999).
           10.33         -- Waiver and Amendment dated March 30, 1999 between Pelican
                            State Supply Company, Inc. and Fleet Capital Corporation.
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended March 31, 1999).
           10.34         -- Waiver and Amendment dated March 30, 1999 between DXP
                            Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and
                            Fleet Capital Corporation. (incorporated by reference to
                            Exhibit 10.3 to the Registrant's Quarterly Report on Form
                            10-Q for the quarterly period ended March 31, 1999).
           10.35         -- Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and DXP Acquisition,
                            Inc. d/b/a Strategic Acquisition, Inc. (incorporated by
                            reference to Exhibit 10.2 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.36         -- Amendment to Loan and Security Agreement dated April 29,
                            1998, by and between DXP Acquisition, Inc., d/b/a
                            Strategic Acquisition, Inc. and Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to the
                            Registrant's Quarterly Report on Form 10-Q, filed with
                            the Commission on May 14, 1998).
           10.37         -- Second Amendment to Loan and Security Agreement dated
                            October 20, 1998, by and between DXP Acquisition, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.2 to the Registrant's Quarterly Report on
                            Form 10-Q, for the quarterly period ended September 30,
                            1998, filed with the Commission on November 13, 1998).
           10.38         -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of DXP Acquisition, Inc. d/b/a Strategic
                            Acquisition, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.3 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
           10.39         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.40         -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Sepco Industries, Inc., guarantying the indebtedness of
                            DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc.
                            to Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.5 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.41         -- Continuing Guaranty Agreement dated June 16, 1997, by
                            American MRO, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.6 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.42         -- Continuing Guaranty Agreement dated June 16, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.7 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.43         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Sepco Industries, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.8 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.44         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of American MRO, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.9 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.45         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Bayou Pumps, Inc. to
                            Fleet Capital Corporation (incorporated by reference to
                            Exhibit 10.10 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.46         -- Continuing Guaranty Agreement dated June 16, 1997, by DXP
                            Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                            guarantying the indebtedness of Pelican State Supply
                            Company, Inc. to Fleet Capital Corporation (incorporated
                            by reference to Exhibit 10.11 to Amendment No. 1 to the
                            Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                            for the quarterly period ended June 30, 1997, filed with
                            the Commission on November 17, 1997).
           10.47         -- Loan and Security Agreement dated May 29, 1997, by and
                            between Fleet Capital Corporation and Pelican State
                            Supply Company, Inc. (incorporated by reference to
                            Exhibit 10.12 to Amendment No. 1 to the Registrant's
                            Quarterly Report on Form 10-Q on Form 10-Q/A for the
                            quarterly period ended June 30, 1997, filed with the
                            Commission on November 17, 1997).
           10.48         -- Amendment to Loan and Security Agreement dated April 29,
                            1998, by and between Pelican State Supply Company, Inc.
                            and Fleet Capital Corporation (incorporated by reference
                            to Exhibit 10.2 to the Registrant's Quarterly Report on
                            Form 10-Q, filed with the Commission on May 14, 1998).
           10.49         -- Continuing Guaranty Agreement dated May 29, 1997, by DXP
                            Enterprises, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.13 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
           10.50         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            SEPCO Industries, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.14
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
           10.51         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            American MRO, Inc., guarantying the indebtedness of
                            Pelican State Company, Inc. to Fleet Capital Corporation
                            (incorporated by reference to Exhibit 10.15 to Amendment
                            No. 1 to the Registrant's Quarterly Report on Form 10-Q
                            on Form 10-Q/A for the quarterly period ended June 30,
                            1997, filed with the Commission on November 17, 1997).
           10.52         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Bayou Pumps, Inc., guarantying the indebtedness of
                            Pelican State Supply Company, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.16
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.53         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of SEPCO Industries, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.17
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
           10.54         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of American MRO, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.18
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
           10.55         -- Continuing Guaranty Agreement dated May 29, 1997, by
                            Pelican State Supply Company, Inc., guarantying the
                            indebtedness of Bayou Pumps, Inc. to Fleet Capital
                            Corporation (incorporated by reference to Exhibit 10.19
                            to Amendment No. 1 to the Registrant's Quarterly Report
                            on Form 10-Q on Form 10-Q/A for the quarterly period
                            ended June 30, 1997, filed with the Commission on
                            November 17, 1997).
           10.56         -- Secured Promissory Note dated April 29, 1998 payable by
                            SEPCO Industries, Inc., Bayou Pumps, Inc. and American
                            MRO, Inc. to Fleet Capital Corporation (incorporated by
                            reference to Exhibit 10.4 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 1998, filed with the Commission on May 14, 1998).
          *11.1          -- Statement re Computation of Per Share Earnings.
          *21.1          -- Subsidiaries of the Company (incorporated by reference to
                            Exhibit 21.1 to the Registrant's Annual Report on Form
                            10-K, filed with the Commission on March 31, 1999.
          *23.1          -- Consent from Arthur Andersen LLP.
          *27.1          -- Financial Data Schedule.