Form 10-Q
period 2000-03-31
DXP ENTERPRISES INC
filed 2000-05-15
CIK 1020710

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-21513

                                 ---------------

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

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                 ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000:

                             Common Stock: 4,072,718

================================================================================

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          MARCH 31,  DECEMBER 31,
                                                            2000         1999
                                                         ----------  ------------
                                                         (UNAUDITED)
                      ASSETS
Current assets:
  Cash..............................................     $    905      $ 2,991
  Trade accounts receivable, net of allowance for
     doubtful accounts of $1,640 and $1,535,
     respectively...................................       22,479       21,268
  Inventory.........................................       24,620       24,238
  Prepaid expenses and other........................          908          644
  Deferred income taxes.............................          571          900
                                                         --------      -------
          Total current assets......................       49,483       50,041
Property, plant and equipment, net..................       11,958       12,931
Goodwill, net.......................................        9,974       10,068
Note receivables from officers and employees........          847          770
Other assets........................................          227          156
                                                         --------      -------
          Total assets..............................       72,489       73,966
                                                         ========      =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable............................       17,798       15,570
  Accrued wages and benefits........................        1,309        1,086
  Other accrued liabilities.........................          286          220
  Current portion of long-term debt.................        3,422        3,206
                                                         --------      -------
          Total current liabilities.................       22,815       20,082
Long-term debt, less current portion................       31,864       36,780
Deferred compensation...............................          778          778
Deferred income taxes...............................          552          561
Equity subject to redemption:
  Series A preferred stock -- 1,122 shares..........          112          112
Shareholders' Equity:
  Series A preferred stock, 1/10th vote per share;
     $1.00 par value; liquidation preference of
     $100 per share; 1,000,000 shares authorized;
     2,992 shares issued and outstanding:...........            2            2
  Series B convertible preferred stock, 1/10th vote
     per share; $1.00 par value; $100 stated value;
     liquidation preference of $100 per share;
     1,000,000 shares authorized; 17,700 shares
     issued and 15,000 shares outstanding...........           18           18
  Common stock, $.01 par value, 100,000,000 shares
     Authorized; 4,258,793 and 4,257,760 shares
     issued, of which 4,072,718 and 4,071,685
     shares are outstanding, and 186,075 shares
     are treasury stock.............................           41           41
  Paid-in capital...................................        2,251        2,251
  Retained earnings.................................       15,950       15,235
  Treasury stock....................................       (1,894)      (1,894)
                                                         --------      -------
          Total shareholders' equity................       16,368       15,653
                                                         --------      -------
          Total liabilities and shareholders' equity     $ 72,489      $73,966
                                                         ========      =======

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                    2000        1999
                                                   -------     -------
                                                       (UNAUDITED)
Sales........................................      $43,757     $48,410
Cost of sales................................       32,805      35,648
                                                   -------     -------
Gross Profit.................................       10,952      12,762
Selling, general and administrative expenses.       10,710      11,825
                                                   -------     -------
Operating income.............................          242         937
Other income.................................        1,990         508
Interest expense.............................         (930)       (929)
                                                   -------     --------
Income before income taxes...................        1,302         516
Provision for income taxes...................          565         258
                                                   -------     -------
Net income...................................      $   737     $   258
Preferred stock dividend.....................           22          23
                                                   -------     -------
Net Income attributable to common Shareholders     $   715     $   235
                                                   =======     =======
Basic earnings per common share..............      $   .18     $   .06
                                                   -------     -------
Common shares outstanding....................        4,073       4,129
                                                   -------     -------
Diluted earnings per share...................      $   .15     $   .05
                                                   -------     -------
Common and common equivalent shares outstanding      4,867       5,552
                                                   -------     -------

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                         2000         1999
                                                      ---------    ---------
                                                            (UNAUDITED)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities   $     415    $    (866)
INVESTING ACTIVITIES:
Proceeds on the sale of assets, at cost..........         2,585          267
Purchase of property and equipment...............          (364)        (534)
                                                      ---------    ---------
Net cash provided by (used in) investing activities       2,221         (267)
FINANCING ACTIVITIES:
Proceeds from debt...............................        29,754       48,040
Principal payments on revolving line of credit,
long-term                                               (34,454)     (46,796)
  and Subordinated debt, and notes payable to bank
Acquisition of common stock......................            --         (714)
Dividends paid...................................           (22)         (23)
                                                      ---------    ---------
Net cash provided by (used in) financing
activities.......................................        (4,722)         507
                                                      ----------   ---------
DECREASE IN CASH.................................        (2,086)        (626)
CASH AT BEGINNING OF PERIOD......................         2,991        1,625
                                                      ---------    ---------
CASH AT END OF PERIOD............................     $     905    $     999
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

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K Annual Report for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

NOTE 3: INVENTORY

    The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 56 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                         MARCH 31, 2000    DECEMBER 31, 1999
                                        ----------------  -------------------
                                                 (IN THOUSANDS)
     Finished goods...............          $26,397          $ 25,259
     Work in process..............            1,469             2,208
                                            -------          --------
     Inventories at FIFO..........           27,866            27,467
     Less -- LIFO allowance.......           (3,246)           (3,229)
                                            -------          --------
     Inventories..................          $24,620          $ 24,238
                                            =======          ========

NOTE 4: DIVESTITURES

         During the first quarter of 2000, the Company completed a transaction to sell certain of its fabrication and warehouse properties in Houston, Texas, for approximately $2.8 million in cash. A gain of approximately $1.7 million was recorded as other income as a result of the sale. Additionally, the Company sold additional warehouse and office space during the second quarter of 2000 for approximately $0.7 million.

NOTE 5: LONG-TERM DEBT

    The Company has secured lines of credit for up to $44.0 million with an institutional lender (the "Credit Facility"). The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $44.0 million, and matures on April 1, 2001. Interest accrues at prime plus 1% on the term portion of the Credit Facility, which was $11.5 million at March 31, 2000, and prime plus 1/2% on the revolving portion of the Credit Facility, which was $19.8 million at March 31, 2000. The prime rate at March 31, 2000, was 9.0%. The Credit Facility is secured by receivables, inventory, and machinery and equipment. An executive officer of the Company, who is also a shareholder, has personally guaranteed up to $500,000 of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure the line of credit. The available borrowings under the revolving portion of the Credit Facility at March 31, 2000, were approximately $4.7 million.

    On May 2, 2000, the Company amended its Credit Facility as a result of the sale of certain warehouse properties during the first and second quarter of 2000; the proceeds from these sales were used to reduce the Company's outstanding Credit Facility indebtedness. The amended Credit Facility enables the Company to reduce its monthly principal payments on the term portion of the debt.

    The Credit Facility includes loan covenants that are measured monthly, which, among other things, require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At March 31, 2000, the Company again was not in compliance with certain of those covenants. The lender has provided waivers to the Company regarding the compliance with these covenants, although there can be no assurance the lender will be willing to provide waivers in the future if the Company is unable to comply with the financial ratio covenants.


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

    The Internet will have an impact on the supply chain and will therefore impact distribution as well. Research predicts that business to business sales over the Internet will reach $1.3 trillion annually within three years. Many of the products sold over the Internet are products that are typically sold in the industrial distribution market. The Company is developing its technology program to enter the business to business e-commerce marketplace and announced on May 5, 2000, that its website (DXPE.com) was ready to take orders for certain products.

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

    The Company's strategy in the past focused on addressing current trends in the industrial distribution market through a combination of acquisitions and internal growth. Due to current conditions in the industry, the Company has curtailed its acquisitions efforts. Key elements of the Company's internal growth strategy include leveraging existing customer relationships, expanding product offerings from existing locations, reducing costs through consolidated purchasing programs and combined product distribution centers, designing and implementing innovative solutions to address the procurement and supply needs of the Company's customers and using the Company's traditional distribution and integrated supply capabilities to increase sales in each area. Should conditions in the MRO industry improve, the Company may seek acquisitions that will provide the Company access to additional product lines and customers to enhance its position as a single source industrial distributor with first-tier distribution capabilities. Future results for the Company will be dependent on the success of the Company in implementing its internal growth strategy and, to the extent the Company completes any acquisitions, the ability of the Company to integrate such acquisitions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 2000

    Revenues for the three months ended March 31, 2000 decreased 9.6% to $43.8 million from the three months ended March 31, 1999. Sales of fluid handling equipment decreased 8.4%, or $1.7 million, over the comparable period in 1999, due primarily to lower revenue of specialty pipe to the oil and gas industry. Sales of bearings and power transmission equipment for the quarter ended March 31, 2000 increased slightly by 6.1%, or $0.6 million, over the comparable period in 1999, due to an improvement in the oil and gas markets served by the Company. During the three months ended March 31, 2000, sales of general mill and safety supplies decreased 7.4%, or $0.9 million over the comparable period in 1999, due primarily to a Company-initiated alignment of its operating locations resulting in the closure of several stores. Sales of electrical products for the first quarter of 2000 decreased 19.9%, or $0.7 million, from the same period in 1999 and is attributed to a lower sales in certain agriculture regions adversely affected by dry weather conditions. The remaining decline in sales was due to the sale of the valve and valve automation business during the third quarter of 1999.

    Gross margins decreased to 25.0% of sales for the first quarter of 2000 as compared to 26.4% for the first quarter of 1999; this is primarily due to a negotiated price change with a vendor that increased the Company's current quarter cost of goods sold. This price change is anticipated to have a positive impact on future gross margins. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and market conditions. Although the Company intends to attempt to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

    Although selling, general and administrative expense for the first quarter of 2000 was lower in the current year by approximately $1.1 million when compared to the same period in 1999, as a percentage of revenue, both the 2000 and 1999 expense were similar at approximately 24.5% of sales.

    Operating income for the three month period ended March 31, 2000 decreased as a percent of revenues by 1.4% to 0.5%, from 1.9% in the first quarter of 1999, due primarily to the decrease in revenue volume.

    Other income for the first quarter of 2000 was approximately $1.5 million higher than the comparable period in 1999 due primarily to the sale in the first quarter of 2000 of certain of its fabrication and warehouse properties in Houston, Texas, for approximately $2.8 million in cash. A gain of approximately $1.7 million was recognized as a result of the sale.

    Interest expense during the first quarter of 2000 remained constant when compared to the first quarter of 1999. Although the Company's outstanding debt has decreased significantly over the past 12 months, the increased rates paid by the Company as a result of its amending the Credit Facility, has resulted in interest expense remaining the same as last year.

    The Company's current provision for income taxes reflects an effective rate of 43.4% for the current quarter as compared to 50.0% for the same quarter in 1999; this is primarily due to onetime state taxes included in the 1999 provision.

    Net income for the three month period ended March 31, 2000, increased by approximately $0.5 million from the three month period ended March 31, 1999, primarily as a result of the gain on the sale of a Company warehouse previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

General

    Under the Company's loan agreements with its bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had approximately $4.7 million available for borrowings under the revolving portion of the Credit Facility at March 31, 2000. Working capital at March 31, 2000 and December 31, 1999 was $26.7 million and $30.0 million, respectively. During the first three months of 2000 and 1999, the Company collected its trade receivables in approximately 47 and 48 days, respectively, and turned its inventory approximately four times on an annualized basis.

    The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $44.0 million, and matures on April 1, 2001. Interest accrues at prime plus 1% on the term portion of the Credit Facility and prime plus 1/2% on the revolving portion of the Credit Facility. The prime rate at March 31, 2000, was 9.0%. The line of credit is secured by receivables, inventory, and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

    On May 2, 2000, the Company amended its Credit Facility as a result of the sale of certain warehouse properties during the first and second quarters of 2000; the proceeds from these sales were used to reduce the Company's outstanding Credit Facility indebtedness. The amended Credit Facility enables the Company to reduce its monthly principal payments on the term portion of the debt.

    The Company from time to time has not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At March 31, 2000, the Company again was not in compliance with certain of those covenants. The lender has provided waivers to the Company regarding the compliance with these covenants, although there can be no assurance the lender will be willing to provide waivers in the future if the Company is unable to comply with the financial ratio covenants.

    The Company generated cash through operating activities of approximately $0.4 million in the first three months of 2000 as compared to $0.9 million in cash used during the first three months of 1999.

    The Company generated cash through investing activities of approximately $2.2 million in the first three months of 2000 as compared to $0.3 million in cash used during the first three months of 2000. This increase was primarily attributed to the March sale of certain of its fabrication and warehouse properties in Houston, Texas, for approximately $2.8 million in cash. The Company also had capital expenditures of approximately $0.4 million for the first three months of 1999 as compared to $0.5 million during the same period of 1999. Capital expenditures during the first three months of 2000 were related primarily to computer equipment and its developing e-commerce website. Capital expenditures in the first three months of 1999 were primarily related to computer hardware ($0.3 million) and furniture and fixtures ($0.2 million).

    The Company believes that cash generated from operations and available under its Credit Facility will meet its future ongoing operational and liquidity needs and capital requirements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its Credit Facility. At March 31, 2000, the term portion of the Credit Facility (at an interest rate of prime plus 1%) was at $11.5 million while the revolving portion of the Credit Facility (at an interest rate of prime plus 1/2%) was at $19.8 million.

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

  Risks Related to Internal Growth Strategy

         Future results for the Company will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines. The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource(R) program. Although the Company intends to increase sales and product offerings to existing customers, increase business to business e-commerce capability through its developing website and reduce costs through consolidating certain administrative and sales functions, there can be no assurance that the Company will be successful in these efforts.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

     10.1             --   Letter amendment dated May 2, 2000, between SEPCO Industries, Inc., Bayou Pump
                           Pumps, Inc., American MRO, Inc. and Fleet Capital Corporation

     10.2             --   Letter amendment dated May 2, 2000 between DXP Acquisition, Inc.,
                           d/b/a Strategic Acquisition, Inc. and Fleet Capital Corporation

     11.1             --   Statement re: Computation of Per Share Earnings.

     27.1             --   Financial Data Schedule.

    (b) Reports on Form 8-K.

    None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        DXP ENTERPRISES, INC.
Date: May 11, 2000
                                        By:       /s/ GARY A. ALLCORN
                                             ----------------------------------
                                                      Gary A. Allcorn
                                             Senior Vice President/Finance and
                                                  Chief Financial Officer
                                               (Duly authorized officer and
                                                principal financial officer)

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.1      --        Letter amendment dated May 2, 2000, between SEPCO Industries, Inc., Bayou Pump
                     Pumps, Inc., American MRO, Inc. and Fleet Capital Corporation

 10.2      --        Letter amendment dated May 2, 2000 between DXP Acquisition, Inc., d/b/a Strategic
                     Acquisition, Inc. and Fleet Capital Corporation

 11.1      --        Statement re: Computation of Per Share Earnings.

 27.1      --        Financial Data Schedule.