Form 10-Q
period 2000-06-30
DXP ENTERPRISES INC
filed 2000-08-14
CIK 1020710

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000:

                            Common Stock: 4,076,618

===============================================================================

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JUNE 30,      DECEMBER 31,
                                                                         2000            1999
                                                                      ---------       ---------
                                                                      (UNAUDITED)
                              ASSETS
   Current assets:
     Cash.......................................................      $   1,391       $   2,991
     Trade accounts receivable, net of allowance for doubtful
        accounts of $1,765 and $1,535, respectively.............         22,578          21,268
     Inventory..................................................         24,764          24,238
     Prepaid expenses and other.................................            583             644
     Deferred income taxes......................................          1,095             900
                                                                      ---------       ---------
          Total current assets..................................      $  50,411       $  50,041
   Property, plant and equipment, net...........................         11,499          12,931
   Goodwill, net................................................          9,881          10,068
   Note receivables from officers and employees.................            826             770
   Other assets.................................................            241             156
                                                                      ---------       ---------
          Total assets..........................................      $  72,858       $  73,966
                                                                      =========       =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Trade accounts payable.....................................      $  17,967       $  15,570
     Accrued wages and benefits.................................            924           1,086
     Other accrued liabilities..................................            770             220
     Current portion of long-term debt..........................          3,385           3,206
                                                                      ---------       ---------
          Total current liabilities.............................      $  23,046       $  20,082
   Long-term debt, less current portion.........................         31,882          36,780
   Deferred compensation........................................            778             778
   Deferred income taxes........................................            556             561
   Equity subject to redemption:
     Series A preferred stock-- 1,122 shares....................            112             112
   Shareholders' equity:
     Series A preferred stock, 1/10th vote per share;
        $1.00 par value; liquidation preference of
        $100 per share; 1,000,000 shares authorized;
        2,992 shares issued and
        outstanding.............................................              2               2
     Series B convertible preferred stock, 1/10th vote per
        share; $1.00 par value; $100 stated value;
        liquidation preference of $100 per share;
        1,000,000 shares authorized; 17,700 shares
        issued and 15,000
        outstanding, and 2,700 shares as treasury stock.........             18              18
     Common stock, $.01 par value, 100,000,000 shares
        authorized; 4,262,693 and 4,257,760 shares issued, of
        which 4,076,618 and 4,071,685 shares are outstanding,
        and 186,075 shares are treasury stock...................             41              41
     Paid-in capital............................................          2,251           2,251
     Retained earnings..........................................         16,066          15,235
     Treasury stock.............................................         (1,894)         (1,894)
                                                                      ---------       ---------
          Total shareholders' equity............................         16,484          15,653
                                                                      ---------       ---------
          Total liabilities and shareholders' equity............      $  72,858       $  73,966
                                                                      =========       =========

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                            --------------------------- ---------------------------
                                                                2000          1999          2000           1999
                                                            ------------  ------------   -----------    -----------
 Sales.................................................       $  43,799     $  46,436     $  87,556      $  94,846
 Cost of sales.........................................          32,476        34,747        65,281         70,395
                                                              ---------     ---------     ---------      ---------
 Gross profit..........................................          11,323        11,689        22,275         24,451
 Selling, general and administrative expenses..........          10,684        11,134        21,394         22,959
                                                              ---------     ---------     ---------      ---------
 Operating income......................................             639           555           881          1,492
 Other income..........................................             599            66         2,589            574
 Interest expense......................................            (918)         (936)       (1,847)        (1,865)
                                                              ---------     ---------     ----------     ---------
 Income(loss) before income taxes......................             320          (315)        1,623            201
 Provision for income taxes............................             182            84           748            342
                                                              ---------     ---------     ---------      ---------
 Net income (loss).....................................       $     138     $    (399)    $     875      $    (141)
 Preferred stock dividend..............................              23            23            45             45
                                                              ---------     ---------     ---------      ---------
 Net income (loss) attributable to common
   Shareholders........................................       $     115     $    (422)    $     830      $    (186)
                                                              =========     =========     =========      =========
 Basic earnings (loss) per common share................       $     .03     $    (.10)    $     .20      $    (.05)
                                                              =========     =========     =========      =========
 Common shares outstanding.............................           4,077         4,068         4,077          4,095
                                                              =========     =========     =========      =========
 Diluted earnings (loss) per share.....................       $     .03     $    (.10)    $     .19      $    (.05)
                                                              =========     =========     =========      =========
 Common and common equivalent shares outstanding.......           4,498         4,068         4,684          4,095
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

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                ------------------------
                                                                    2000         1999
                                                                ----------   -----------
OPERATING ACTIVITIES:
  Net cash provided by operating activities................     $      598   $    5,800
INVESTING ACTIVITIES:
  Purchase of property and equipment.......................           (667)      (1,650)
  Net proceeds on the sale of assets.......................          3,233          267
                                                                ----------   ----------
      Net cash provided by/(used in) investing activities..          2,566       (1,383)

FINANCING ACTIVITIES:
  Proceeds from debt.......................................         90,450       92,894
  Principal payments on revolving line of credit, long-term
     and subordinated debt, and notes payable to bank......        (95,169)     (96,834)
  Acquisition of common stock..............................             --         (914)
  Dividends paid...........................................            (45)         (45)
                                                                ----------   ----------
       Net cash used in  financing activities..............         (4,764)      (4,899)
                                                                -----------  ----------
DECREASE IN CASH...........................................         (1,600)        (482)
CASH AT BEGINNING OF PERIOD................................          2,991        1,625
                                                                ==========   ==========
CASH AT END OF PERIOD......................................     $    1,391   $    1,143
                                                                ==========   ==========

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

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

                                              JUNE 30,      DECEMBER 31,
                                                2000            1999
                                              ---------       ---------
                                                    (IN THOUSANDS)
    Finished goods....................        $  26,507       $  25,259
    Work in process...................            1,509           2,208
                                              ---------       ---------
    Inventories at FIFO...............           28,016          27,467
    Less-- LIFO allowance.............           (3,252)         (3,229)
                                              ---------       ---------
    Inventories.......................        $  24,764       $  24,238
                                              =========       =========

NOTE 4: DIVESTITURES

     During the first quarter of 2000, the Company completed a transaction to sell certain of its fabrication and warehouse properties in Houston, Texas, for approximately $2.8 million in cash. A gain of approximately $1.7 million was recorded as other income as a result of the sale. Additionally, the Company sold additional warehouse and office space during the second quarter of 2000 for approximately $0.7 million, resulting in a gain of approximately $0.3 million included in other income.



NOTE 5: LONG-TERM DEBT

     The Company and its lender amended its secured lines of credit (the "Credit Facility") on August 10, 2000. Such amendment was effective June 30, 2000. The amendment reduced the Company's lines from $44.0 million to $38.0 million, increased the borrowing rate to prime plus 1 1/2% on the real estate loan and extended the maturity date to July 1, 2001.

     The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $38.0 million, and matures on July 1, 2001. Interest accrues at prime plus 1 1/2% on the term portion of the Credit Facility, which was $10.6 million at June 30, 2000, and prime plus 1/2% on the revolving portion of the Credit Facility, which was $21.0 million at June 30, 2000. The prime rate at June 30, 2000, was 9.5%. The Credit Facility is secured by receivables, inventory, and machinery and equipment. An executive officer of the Company, who is also a shareholder, has personally guaranteed up to $500,000 of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure the line of credit. The available borrowings under the revolving portion of the Credit Facility at June 30, 2000, were approximately $2.7 million.

     The Credit Facility includes loan covenants that are measured monthly, which, among other things, require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At June 30, 2000, the Company was not in compliance with certain of those covenants. The lender has provided waivers to the Company regarding the compliance with these covenants. In the opinion of management, the Company will be able to maintain compliance with the loan covenants, although there can be no assurance that they will maintain compliance, and in the event of default, whether the lender will be willing to provide waivers in the future.


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

     The Company believes that the Internet will have an impact on the supply chain and will therefore impact distribution as well. Many of the products sold over the Internet are products that are typically sold in the industrial distribution market. The Company is developing its technology program in and enter the second quarter of 2000 the business to business e-commerce marketplace for certain products with its website (DXPE.com).

     The Company's products and services are marketed in 16 states to over 25,000 customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for the Company's products generally is subject to changes in the United States economy and economic trends affecting the Company's customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, the Company may experience changes in demand within particular markets and product categories as changes occur in its customers' respective markets.

     The Company's strategy in the past focused on addressing current trends in the industrial distribution market through a combination of acquisitions and internal growth. Due to current conditions in the industry, the Company has curtailed its acquisition efforts. Key elements of the Company's internal growth strategy include leveraging existing customer relationships, expanding product offerings from existing locations, reducing costs through consolidated purchasing programs and combined product distribution centers, designing and implementing innovative solutions to address the procurement and supply needs of the Company's customers and using the Company's traditional distribution and integrated supply capabilities to increase sales in each area. Should conditions in the MRO industry improve, the Company may seek acquisitions that will provide the Company access to additional product lines and customers to enhance its position as a single source industrial distributor with first-tier distribution capabilities. Future results for the Company will be dependent on the Company's success in implementing its internal growth strategy and, to the extent the Company completes any acquisitions, the Company's ability to integrate such acquisitions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

     Revenues for the three months ended June 30, 2000 decreased 5.7% to $43.8 million from the three months ended June 30, 1999. Sales of fluid handling equipment decreased 6.4%, or $1.2 million, over the comparable period in 1999, due primarily to lower revenue of specialty pipe to the oil and gas industry. Sales of bearings and power transmission equipment for the quarter ended June 30, 2000 increased by 14.2%, or $1.4 million, over the comparable period in 1999, due to an improvement in the oil and gas markets served by the Company. During the three months ended June 30, 2000, sales of general mill and safety supplies decreased 6.4%, or $0.7 million over the comparable period in 1999, due primarily to a Company-initiated alignment of its operating locations that resulted in the closure of several stores and reduced business at other locations. Sales of electrical products for the second quarter of 2000 decreased 7.6%, or $0.3 million, from the same period in 1999 and is attributed to a Company-initiated market shift that focused on higher margin projects which tend to be lower in revenue volume. The remaining decline in sales was due to the sale of the valve and valve automation business during the third quarter of 1999.

     Gross margins increased slightly to 25.9% of sales for the second quarter of 2000 as compared to 25.2% for the second quarter of 1999; this is primarily due to a change in the product mix sold by the Company resulting in increased sales of higher margin products. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and market conditions. Although the Company intends to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

     Although selling, general and administrative expense for the second quarter of 2000 was lower in the current year by approximately $0.5 million when compared to the same period in 1999, as a percentage of revenue, the 2000 expense was slightly higher as a percentage of sales (24.4%) when compared to 1999's expense (24.0%). Management has reduced selling, general and administrative expenses when appropriate but certain of these expenses are fixed in nature which would make percentage of revenue higher than previously reported.

     Operating income for the three month period ended June 30, 2000 increased slightly as a percent of revenues by 0.3% to 1.5%, from 1.2% in the second quarter of 1999, due primarily to the increased gross margin.

     Other income for the second quarter of 2000 was approximately $0.5 million higher than the comparable period in 1999 due primarily to the sale in the second quarter of 2000 of a warehouse property in Houston, Texas, for approximately $0.7 million in cash. A gain of approximately $0.3 million was recognized as a result of the sale.

     Interest expense during the second quarter of 2000 remained relatively constant when compared to the second quarter of 1999. Although the Company's outstanding debt has decreased approximately $7.5 million from the same period in 1999, the increased rates paid by the Company as a result of its amending the Credit Facility and the overall increase in lending rates, has resulted in interest expense remaining constant from the prior year.

     The Company's current provision for income taxes reflects an effective rate of 56.8% for the current quarter; this high effective tax rate is attributable to no tax benefit taken for state net operating loss carryforwards.

     Net income for the three month period ended June 30, 2000, increased by approximately $0.5 million from the three month period ended June 30, 1999, primarily as a result of the gain on the sale of a Company warehouse previously discussed.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues for the six months ended June 30, 2000 decreased 7.7% to $87.6 million from the six months ended June 30, 1999. Sales of fluid handling equipment decreased 7.3%, or $2.9 million, from the same period in 1999 and is due primarily to lower revenue of specialty pipe to the oil and gas industry as well as a softness in the demand for the fluid handling equipment sold by the Company. Sales of bearings and power transmission equipment for the six months ended June 30, 2000 increased 9.9%, or $2.0 million, from the comparable period in 1999 and can be attributed to an improvement in the oil and gas markets served by the Company. Sales of general mill and safety supplies for the six months ended June 30, 2000 decreased 6.9%, or $1.6 million, from the comparable period in 1999, due primarily to a Company-initiated alignment of its operating locations that resulted in the closure of several stores and reduced business at other locations. Sales of electrical products for the first half of 2000 decreased 13.8%, or $1.0 million, from the same period in 1999 and is attributed to a Company-initiated market shift that focused on higher margin projects which tend to be lower in revenue volume. The remaining decline in sales was due to the sale of the valve and valve automation business during the third quarter of 1999.

     Gross margins remained relatively constant in the first half of 2000 as compared to 1999. The Company currently expects some increase in manufacturer prices to continue due to increased raw material costs. Although the Company intends to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

     Although selling, general and administrative expense for the first half of 2000 was lower in the current year by approximately $1.6 million when compared to the same period in 1999, as a percentage of revenue, the 2000 expense was slightly higher as a percentage of sales (24.4%) when compared to 1999's expense (24.2%). Management has reduced selling, general and administrative expenses when appropriate but certain of these expenses are fixed in nature making percentage of revenue higher than previously reported.

     Operating income for the six month period ended June 30, 2000 decreased from $1.5 million to $0.9 million, due primarily to the decrease in revenue volume.

     Other income for the first half of 2000 was approximately $2.0 million higher than the comparable period in 1999 due primarily to the sale of certain fabrication and warehouse properties during the current year for approximately $3.5 million. Gains on the sale of these properties were approximately $2.0 million.

     Interest expense during the first half of 2000 remained constant when compared to the first half of 1999. Although the Company's outstanding debt has decreased by approximately $7.5 million over the past 12 months, the increased rates paid by the Company as a result of its amending the Credit Facility and the overall increase in lending rates, has resulted in interest expense remaining relatively constant when compared to the prior year.

     The Company's provision for income taxes for the six months ended June 30, 2000 increased by $0.4 million compared to the same period of 1999, primarily as a result of the gain on sales of certain properties previously discussed.

     Net income for the six month period ended June 30, 2000, increased approximately $1.0 million from the six month period ended June 30, 1999, primarily due to gain on the sale of its fabrication and warehouse properties.


LIQUIDITY AND CAPITAL RESOURCES

General

     Under the Company's loan agreements with its bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Company's policy is to maintain low levels of cash and cash equivalents and to use borrowings under its line of credit for working capital. The Company had approximately $2.7 million available for borrowings under the revolving portion of the Credit Facility at June 30, 2000. Working capital at June 30, 2000 and December 31, 1999 was approximately $27.4 million and $30.0 million, respectively. During both the first six months of 2000 and 1999, the Company collected its trade receivables in approximately 48 days and turned its inventory approximately four times on an annualized basis.

     In the third quarter of 2000, the Company and its lender amended the Credit Facility effective June 30, 2000, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $38.0 million, and matures on July 1, 2001. Interest accrues at prime plus 1 1/2% on the term portion of the Credit Facility and prime plus 1/2% on the revolving portion of the Credit Facility. The prime rate at June 30, 2000, was 9.5%. The line of credit is secured by receivables, inventory, and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

     The Company from time to time has not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At June 30, 2000, the Company was not in compliance with certain of those covenants. The lender has provided waivers to the Company regarding the compliance with these covenants. In the opinion of management, the Company will be able to maintain compliance with the loan covenants, although there can be no assurance that they will maintain compliance, and in the event of default, whether the lender will be willing to provide waivers in the future.

     The Company generated cash through operating activities of approximately $0.6 million in the first half of 2000 as compared to $5.8 million in cash provided during the comparable six months of 1999; this is primarily attributable to the decrease in using the Company's suppliers as a source of funding.

     The Company generated cash through investing activities of approximately $2.6 million in the first six months of 2000 as compared to $1.4 million in cash used during the comparable six months of 1999. This increase was primarily attributed to the sales of certain of its fabrication and warehouse properties in Houston, Texas, for approximately $3.5 million in cash. The Company also had capital expenditures of approximately $0.7 million for the first half of 2000 as compared to $1.7 million during the same period of 1999. Capital expenditures during the first six months of 2000 were related primarily to computer equipment and its developing e-commerce website. Capital expenditures in the first six months of 1999 were primarily related to the purchase of furniture and fixtures and a phone system ($.9 million) for the Company's corporate headquarters as well as the purchase of computer equipment ($.4 million).

     The Company believes that cash generated from operations and available under its Credit Facility will meet its future ongoing operational and liquidity needs and capital requirements.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments that could expose the Company to significant market risk. The Company's exposure to market risk for changes in interest rates relate primarily to its Credit Facility. At June 30, 2000, the term portion of the Credit Facility (at an interest rate of prime plus 1 1/2%) was at $10.6 million while the revolving portion of the Credit Facility (at an interest rate of prime plus 1/2%) was at $21.0 million.


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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 6, 2000, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast.

         NOMINEE                   VOTES FOR    VOTES AGAINST    VOTES WITHHELD
  --------------------           -----------    -------------    --------------
  David R. Little..............  3,800,659         --0--             1,243
  Gary A.Allcorn...............  3,800,659         --0--             1,243
  Cletus Davis.................  3,800,659         --0--             1,243
  Thomas V. Orr................  3,800,659         --0--             1,243
  Kenneth H. Miller............  3,800,659         --0--             1,243

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

Ability to Comply with Financial Covenants of Credit Facility

     The Company's loan agreements with its bank lender requires the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company's ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company's control. A failure to comply with any of these obligations could result in an event of default under the Credit Facility, which could permit acceleration of the Company's indebtedness under the Credit Facility. The Company from time to time has been unable to comply with some of the financial covenants contained in the Credit Facility (relating to, among other things, the maintenance of prescribed financial ratios) and has, when necessary, obtained waivers or amendments to the covenants from its lender. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future the Company will be able to do so or that its lender will be willing to waive such compliance or further amend such covenants.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER                           DESCRIPTION
           -------            ------------------------------------------------
            11.1      --      Statement re: Computation of Per Share Earnings.
            27.1      --      Financial Data Schedule.

     (b) Reports on Form 8-K.

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DXP Enterprises, Inc.

                                                   By: /s/ GARY A. ALLCORN
                                                       -------------------
                                                       Gary A. Allcorn
                                              Senior Vice President/Finance and
                                                   Chief Financial Officer
                                                 (Duly authorized officer and
                                                 principal financial officer)

Date: August 11, 2000

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------            ------------------------------------------------
       11.1      --      Statement re: Computation of Per Share Earnings.
       27.1      --      Financial Data Schedule.