Form 10-Q
period 2000-09-30
DXP ENTERPRISES INC
filed 2000-11-14
CIK 1020710

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2000:

                             Common Stock: 4,076,618

================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                2000               1999
                                                                                            -------------      ------------
                                                                                             (UNAUDITED)
                                            ASSETS
             Current assets:
               Cash ................................................................          $    395           $  2,991
               Trade accounts receivable, net of allowance for
                 doubtful accounts of $1,850 and $1,535, respectively ..............            22,926             21,268
               Inventory ...........................................................            25,208             24,238
               Prepaid expenses and other ..........................................               805                644
               Deferred income taxes ...............................................               953                900
                                                                                              --------           --------
                    Total current assets ...........................................          $ 50,287           $ 50,041
             Property, plant and equipment, net ....................................            11,408             12,931
             Goodwill, net .........................................................             9,785             10,068
             Note receivables from officers and employees ..........................               803                770
             Other assets ..........................................................               241                156
                                                                                              --------           --------
                    Total assets ...................................................          $ 72,524           $ 73,966
                                                                                              ========           ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
             Current Liabilities:
               Trade accounts payable ..............................................          $ 19,800           $ 15,570
               Accrued wages and benefits ..........................................             1,184              1,086
               Other accrued liabilities ...........................................               453                220
               Current portion of long-term debt ...................................             8,717              3,206
                                                                                              --------           --------
                    Total current liabilities ......................................          $ 30,154           $ 20,082
             Long-term debt, less current portion ..................................            24,257             36,780
             Deferred compensation .................................................               778                778
             Deferred income taxes .................................................               556                561
             Equity subject to redemption:
               Series A preferred stock-- 1,122 shares .............................               112                112
             Shareholders' equity:
               Series A preferred stock, 1/10th vote per share; $1.00
                  par value; liquidation preference of $100 per
                  share; 1,000,000 shares authorized; 2,992 shares
                  issued and outstanding ...........................................                 2                  2
               Series B convertible preferred stock, 1/10th vote per
                  share; $1.00 par value; $100 stated value;
                  liquidation preference of $100 per share; 1,000,000
                  shares authorized; 17,700 shares issued and 15,000 outstanding,
                  and 2,700 shares as treasury stock ...............................                18                 18
               Common stock, $.01 par value, 100,000,000 shares
                  Authorized; 4,262,693 and 4,257,760 shares
                    issued, of which 4,076,618 and 4,071,685 shares are
                    outstanding, and 186,075 shares are treasury stock .............                41                 41
               Paid-in capital .....................................................             2,251              2,251
               Retained earnings ...................................................            16,249             15,235
               Treasury stock ......................................................            (1,894)            (1,894)
                                                                                              --------           --------
                    Total shareholders' equity .....................................            16,667             15,653
                                                                                              --------           --------
                    Total liabilities and shareholders' equity .....................          $ 72,524           $ 73,966
                                                                                              ========           ========

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                     ----------------------      ------------------------
                                                                       2000          1999          2000           1999
                                                                     --------      --------      ---------      ---------
           Sales ...............................................     $ 44,676      $ 44,158      $ 132,232      $ 139,004
           Cost of sales .......................................       33,089        32,495         98,370        102,890
                                                                     --------      --------      ---------      ---------
           Gross profit ........................................       11,587        11,663         33,862         36,114
           Selling, general and administrative expenses ........       10,638        10,995         32,032         33,954
                                                                     --------      --------      ---------      ---------
           Operating income ....................................          949           668          1,830          2,160
           Other income ........................................          344           417          2,933            991
           Interest expense ....................................         (890)         (924)        (2,737)        (2,789)
                                                                     --------      --------      ---------      ---------
           Income(loss) before income taxes ....................          403           161          2,026            362
           Provision for income taxes ..........................          196            64            944            406
                                                                     --------      --------      ---------      ---------
           Net income (loss) ...................................     $    207      $     97      $   1,082      $     (44)
           Preferred stock dividend ............................           23            23             68             68
                                                                     --------      --------      ---------      ---------
           Net income (loss) attributable to common
             shareholders ......................................     $    184      $     74      $   1,014      $    (112)
                                                                     ========      ========      =========      =========
           Basic earnings (loss) per common share ..............     $    .05      $    .02      $     .25      $    (.03)
                                                                     ========      ========      =========      =========
           Common shares outstanding ...........................        4,077         4,055          4,077          4,085
                                                                     ========      ========      =========      =========
           Diluted earnings (loss) per share ...................     $    .05      $    .02      $     .23      $    (.03)
                                                                     ========      ========      =========      =========
           Common and common equivalent shares outstanding .....        4,077         4,055          4,622          4,085
                                                                     ========      ========      =========      =========

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                            2000            1999
                                                                         ---------       ---------
          OPERATING ACTIVITIES:
          Net income/(loss) .......................................      $   1,082       $     (44)
            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities
              Depreciation and amortization .......................          1,444           1,520
              Provision (benefit) for deferred income taxes .......            (78)           (115)
              (Gain)/loss on sale/retirement of property and
                 equipment ........................................         (1,955)            (34)
              Changes in operating assets and liabilities:
                 Trade accounts receivable ........................         (1,658)          1,115
                 Inventories ......................................           (970)          4,810
                 Prepaid expenses and other assets ................           (279)         (1,126)
                 Accounts payable and accrued liabilities .........          4,581           2,959
                                                                         ---------       ---------
                 Net cash provided by operating activities ........          2,167           9,085

          INVESTING ACTIVITIES:
          Purchase of property and equipment ......................           (915)         (1,909)
          Net proceeds on the sale of assets ......................          3,231             850
                                                                         ---------       ---------
                Net cash provided by/(used in) investing
                  activities ......................................          2,316          (1,059)

          FINANCING ACTIVITIES:
          Proceeds from debt ......................................        132,804         136,249
          Principal payments on revolving line of credit,
            long-term and subordinated debt, and notes
            payable to bank .......................................       (139,816)       (144,110)
          Acquisition of treasury stock ...........................             --            (914)
          Dividends paid ..........................................            (68)            (68)
                                                                         ---------       ---------
                Net cash used in financing activities .............         (7,080)         (8,843)
                                                                         ---------       ---------
          DECREASE IN CASH ........................................         (2,596)           (817)
          CASH AT BEGINNING OF PERIOD .............................          2,991           1,625
                                                                         =========       =========
          CASH AT END OF PERIOD ...................................      $     395       $     808
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

                                       SEPTEMBER 30,    DECEMBER 31,
                                           2000             1999
                                       -------------    ------------
                                              (IN THOUSANDS)
             Finished goods...........   $ 26,702         $ 25,259
             Work in process..........      1,668            2,208
                                         --------         --------
             Inventories at FIFO......     28,370           27,467
             Less -- LIFO allowance ..     (3,162)          (3,229)
                                         --------         --------
             Inventories..............   $ 25,208         $ 24,238
                                         ========         ========

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

NOTE 5: LONG-TERM DEBT

      Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, the Company can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. The Company has notified the seller that the adjustment of the purchase price exceeds the $2,050,000 balance of the subordinated note payable by the Company to the seller. As of July 1, 2000, the Company suspended principal and interest payments on the note. The seller has notified the Company's bank lender that the Company is in default on the subordinated note. The Company's bank lender has notified the Company that the default on the subordinated note causes the Company to be in default on one of its secured lines of credit in the amount of $4.4 million. However, the Company and the bank lender have entered into a forbearance agreement whereby the bank lender agreed to forebear through January 31, 2001, taking any action on defaults under the $4.4 million secured line of credit. The $4.4 million balance of the secured line of credit and the $2.1 million balance of the subordinated note have been included in current maturities of long-term debt on the balance sheet at September 30, 2000.

    In management's opinion, should the $4.4 million secured line of credit be demanded at the end of the forbearance period, the Company would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. The Company intends to aggressively pursue its claims against the seller under the provisions of the asset purchase agreement. The Company's claims exceed the amount of the subordinated note. Therefore, the Company believes the subordinated note will either be paid off using funds obtained from the seller in settlement of the Company's claims or the subordinated note will be offset against the Company's claims. However, there can be no assurance that the Company will be successful in collecting the funds due under its claims or in offsetting the subordinated note against its claims.

    Effective September 30, 2000, the Company and its lender amended its secured lines of credit (the "Credit Facility"), except for the $4.4 million secured line of credit, to modify several of the financial covenants and extend the maturity date to October 1, 2001. On August 10, 2000, the Company's lines of credit were amended. This amendment reduced the Company's lines from $44.0 million to $38.0 million, increased the borrowing rate on the term portion of the Credit Facility to prime plus 1 1/2%.

    The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $38.0 million, and matures on October 1, 2001, except for the $4.4 million secured line of credit which is in default and (subject to the forbearance agreement discussed above) matures on July 1, 2001. Interest accrues at prime plus 1 1/2% on the term portion of the Credit Facility, which was $10.2 million at September 30, 2000, and prime plus 1/2% on the revolving portion of the Credit Facility, which was $19.5 million at September 30, 2000. The prime rate at September 30, 2000, was 9.5%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. An executive officer of the Company, who is also a shareholder, has personally guaranteed up to $500,000 of the obligations of the Company under the line of credit. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure the line of credit. The Board of Directors of the Company has approved the Company making advances upon future bonuses to this same executive, not to exceed the amount of the monthly principal and interest payments on a personal $500,000 loan to this executive made by the lender. The available borrowings under the revolving portion of the Credit Facility at September 30, 2000, were approximately $2.7 million.

    The Credit Facility includes loan covenants that are measured monthly, which, among other things, require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At September 30, 2000, the Company was not in compliance with certain of those covenants. The lender has provided waivers to the Company regarding the compliance with these covenants, except for the $4.4 million secured line of credit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We are a leading provider of MRO products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. We provide a wide range of MRO products in the fluid handling equipment, bearings and power transmission equipment, general mill and safety supplies and electrical product categories. We offer customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor which purchases its products directly from the manufacturer. We also provide integrated services such as system design, fabrication, installation, repair and maintenance for customers. We offer a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy the customer's unique needs.

    We believe that the Internet will have an impact on the supply chain and will therefore impact distribution as well. Many of the products sold over the Internet are products that are typically sold in the industrial distribution market. During the second quarter, we successfully launched our website for certain of our products (DXPE.com) to take advantage of increased activity in the business to business e-commerce marketplace.

    Our products and services are marketed in 16 states to over 25,000 customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for our products generally is subject to changes in the United States economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, we may experience changes in demand within particular markets and product categories as changes occur in our customers' respective markets.

    Our strategy in the past focused on addressing current trends in the industrial distribution market through a combination of acquisitions and internal growth. Due to current conditions in the industry, we have curtailed our acquisition efforts. Key elements of our internal growth strategy include leveraging existing customer relationships, expanding product offerings to new and existing customers, reducing costs through consolidated purchasing programs and centralized product distribution centers, centralizing certain customer service and inside sales functions, reducing costs by converting selected branches from full warehouse and customer service operations to sales centers, designing and implementing innovative solutions to address the procurement and supply needs of our customers and using our traditional distribution and integrated supply capabilities to increase sales in each area. Should conditions in the MRO industry improve, we may seek acquisitions that will provide us access to additional product lines and customers to enhance its position as a single source industrial distributor with first-tier distribution capabilities. Future results will be dependent on our success in executing our internal growth strategy and, to the extent we complete any acquisitions, our ability to integrate such acquisitions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

    Revenues for the three months ended September 30, 2000 increased 1.2%, to $44.7 million, over revenues of $44.2 million for the three months ended September 30, 1999. Sales of fluid handling equipment decreased 2.2%, or $0.4 million, over the comparable period in 1999, due primarily to reduced sales of specialty pipe. Sales of bearings and power transmission equipment for the quarter ended September 30, 2000 increased by 11.0%, or $1.1 million, over the comparable period in 1999, due to an improvement in the oil and gas markets served by the Company. During the three months ended September 30, 2000, sales of general mill products increased 9.8% or approximately $0.4 million, when compared to the same three months in 1999, primarily as a result of higher sales from new integrated supply contracts with certain customers that took effect at the beginning of the current fiscal year. Sales of safety supply products for the third quarter of 2000 decreased 6.2%, or approximately $0.5 million, when compared to the same quarter in 1999, and is a result of a Company-initiated reengineering of selected branches which includes closing the branch warehouse facility and centralizing the inventory logistics and customer services functions. Sales of electrical products for the three months ended September 30, 2000, decreased 12.8%, or approximately $0.5 million, from the same period in 1999 which is attributable to the Company's shift in focus toward higher margin projects which tend to reduce revenues.

    Gross profit margins decreased slightly to 25.9% of sales for the third quarter of 2000 as compared to 26.4% for the third quarter of 1999; this can be primarily attributed to lower sales of specialty pipe during the current quarter than during the same period in 1999. The Company currently expects some increase in manufacturers' prices to continue due to increased raw material costs and market conditions. Although the Company intends to pass on these price increases to its customers and maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

    Selling, general and administrative expense for the third quarter of 2000 was lower by approximately $0.4 million when compared to the same period in 1999. As a percentage of revenue, the 2000 expense was lower as a percentage of sales (23.8%) when compared to 1999's expense (24.9%). Management has reduced selling, general and administrative expenses when appropriate, and plans to continue to do so. Additionally, the Company is centralizing the inventory logistics and customer service functions for selected branches contributing to a reduction in selling, general and administrative expense.

    Operating income for the three month period ended September 30, 2000 increased slightly as a percent of revenues by 0.6 of a point to 2.1%, from 1.5% in the third quarter of 1999, due primarily to the increased sales and lower selling, general and administration expenses.

    Interest expense during the third quarter of 2000 was slightly lower when compared to the third quarter of 1999. Although the Company's outstanding debt has decreased approximately $5.9 million from the same period in 1999, the increased rates paid by the Company as a result of amending the Credit Facility, and the market increase in interest rates, has resulted in a minimal decrease in interest expense compared to the prior year.

    The Company's provision for income taxes for the three months ended September 30, 2000, reflects an effective rate of 48.6%. This high effective tax rate is attributable to no state tax benefit being available for state net operating losses.

    Net income for the three months period ended September 30, 2000, increased by approximately $0.1 million from the three month period ended September 30, 1999, primarily as a result of the increased sales and lower selling, general and administrative expenses previously discussed.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

    Revenues for the nine months ended September 30, 2000 decreased 4.9% to $132.2 million from revenues of $139.0 million for the nine months ended September 30, 1999. Sales of fluid handling equipment decreased 5.6%, or $3.3 million, from the same period in 1999 and is due primarily to lower sales of specialty pipe and softness in the demand for the fluid handling equipment sold by the Company. Sales of bearings and power transmission equipment for the nine months ended September 30, 2000 increased 10.2%, or $3.2 million, from the comparable period in 1999 and can be attributed to an improvement in the oil and gas markets served by the Company. During the nine months ended September 30, 2000, sales of general mill products increased 9.5%, or approximately $1.0 million, when compared to the same nine months in 1999, primarily as a result of higher sales from new integrated supply contracts with certain customers that took effect at the beginning of the current fiscal year. Sales of safety supply products for the nine months ended September 30, 2000, decreased 10.0%, or approximately $2.3 million, when compared to the same period in 1999, and is a result of a Company-initiated reengineering of selected operating locations that resulted in the closure of several stores and reduced business at other locations. Sales of electrical products for the nine month period ended September 30, 2000, decreased 13.5%, or $1.5 million, from the same period in 1999 which is attributable to the Company's shift in focus toward higher margin projects which tend to be lower in revenue volume. The remaining decline in sales was due to the sale of the valve and valve automation business during the third quarter of 1999.

    Gross profit margins remained relatively constant for the nine months ended September 30, 2000, when compared to the same period in 1999. The Company currently expects some increase in manufacturer prices to continue due to increased raw material costs. Although the Company intends to pass on these price increases to its customers to maintain current gross margins, there can be no assurances that the Company will be successful in this regard.

    Selling, general and administrative expense for the nine months ended September 30, 2000 were lower by approximately $1.9 million when compared to the same period in 1999; as a percentage of revenue, the 2000 expense was slightly lower as a percentage of sales (24.2%) when compared to 1999's expense (24.4%). We have reduced selling, general and administrative expenses when appropriate, and plan to continue to do so. Additionally, the Company is centralizing the inventory logistics and customer service functions for selected branches contributing to a reduction in selling, general and administrative expense.

    Operating income for the nine month period ended September 30, 2000 decreased to $1.8 million from $2.2 during the comparable period in 1999, due primarily to the decrease in revenue during that period.

    Other income for the first nine months of 2000 was approximately $2.0 million higher than the comparable period in 1999 due primarily to the sale of certain fabrication and warehouse properties during the current year for approximately $3.5 million. Gains on the sale of these properties were approximately $2.0 million.

    Interest expense for the nine months ended September 30, 2000, remained constant when compared to the same period in 1999. Although the Company's outstanding debt has decreased by approximately $5.9 million over the past 12 months, the increased rates paid by the Company as a result of amending the Credit Facility and the market increase in interest rates, has resulted in interest expense remaining relatively constant when compared to the prior year.

    The Company's provision for income taxes for the nine months ended September 30, 2000, reflects an effective rate of 46.7%. This high effective rate is attributable to no state tax benefit being available for state operating losses.

    Net income for the nine month period ended September 30, 2000, increased approximately $1.1 million from the nine month period ended September 30, 1999, primarily due to gain on the sale of its fabrication and warehouse properties.

LIQUIDITY AND CAPITAL RESOURCES

General

    As a distributor of MRO products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

    Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our line of credit for working capital. We had approximately $2.7 million available for borrowings under the revolving portion of the Credit Facility at September 30, 2000. Working capital at September 30, 2000 and December 31, 1999 was approximately $20.1 million and $30.0 million, respectively. During the first nine months of 2000 and 1999, we collected trade receivables in approximately 46 and 49 days, respectively. For the nine months ended September 30, 2000 and 1999, we turned our inventory approximately four times on an annualized basis.

    Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We have notified the seller that the adjustment of the purchase price exceeds the $2,050,000 balance of the subordinated note payable by us to the seller. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we are in default on the subordinated note. Our bank lender has notified us that the default on the subordinated note causes us to be in default on one of our secured lines of credit in the amount of $4.4 million. However, we and the bank lender have entered into a forbearance agreement whereby the bank lender agreed to forebear through January 31, 2001, taking any action on defaults under the $4.4 million secured line of credit. The $4.4 million balance of the secured line of credit and the $2.1 million balance of the subordinated note have been included in current maturities of long-term debt on the balance sheet at September 30, 2000.

    In our opinion, should the $4.4 million secured line of credit be demanded at the end of the forebearance period, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. Our claims exceed the amount of the subordinated note. Therefore, we believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

    In the fourth quarter of 2000, we and the bank amended the Credit Facility effective September 30, 2000, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $38.0 million, and matures on October 1, 2001, except for the $4.4 million secured line of credit which is in default and (subject to the forebearance agreement discussed above) matures on July 1, 2001. Interest accrues at prime plus 1 1/2% on the term portion of the Credit Facility and prime plus 1/2% on the revolving portion of the Credit Facility. The prime rate at September 30, 2000, was 9.5%. The line of credit is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

    From time to time we have not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At September 30, 2000, we were not in compliance with certain of those covenants. The lender has provided waivers to us regarding the compliance with these covenants, except for the $4.4 million secured line of credit.

    As described above, all but $4.4 million of our Credit Facility matures on October 1, 2001. Therefore, to keep amounts borrowed under the Credit Facility classified in our balance sheet as long-term, we must renew and extend or replace the Credit Facility as of December 31, 2000. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

    We generated cash through operating activities of approximately $2.2 million in the first nine months of 2000 as compared to $9.1 million in cash provided during the comparable nine months of 1999. This decrease is primarily attributable to increases in accounts receivable and inventory balances for the nine months ended September 30, 2000, compared to decreases in inventory and accounts receivable balances for the same period in 1999.

    We generated cash through investing activities of approximately $2.3 million in the first nine months of 2000 as compared to $1.1 million in cash used during the comparable nine months of 1999. This increase was primarily attributed to the sales of certain of our fabrication and warehouse properties in Houston, Texas, for approximately $3.5 million in cash. We also had capital expenditures of approximately $0.9 million for the nine months ended September 30, 2000, as compared to $1.9 million during the same period of 1999. Capital expenditures during the first nine months of 2000 were related primarily to computer equipment and its developing e-commerce website. Capital expenditures in the first nine months of 1999 were primarily related to the purchase of furniture and fixtures and a telephone system ($.9 million) for our corporate headquarters as well as the purchase of computer equipment and software ($.8 million).

    Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs. However, we will require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with this financing, we may be required to issue securities that substantially dilute the interest of our shareholders.

    We will require additional capital to fund any future acquisitions. At this time, we do not plan to grow through acquisitions in the near term unless the market price of our common stock rises to levels that will make acquisition accretive to our earnings or we generate excess cash flow. We also may pursue additional equity or debt financing to fund future acquisitions, although we may not be able to obtain additional financing on attractive terms.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement no.
133)". The statement is effective for fiscal years beginning after June 15, 2000.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is generally effective for transactions occurring after July 1, 2000, but applies to option repricings and certain other transactions after December 15, 1998.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The implementation of SAB 101 will be effective for December 31, 2000 year-end financial statements.

     We believe adoption of the accounting standards will not have a material effect on our financial position or results of operations.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We do not utilize financial instruments for trading purposes and hold no derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. At September 30, 2000, the term portion of the Credit Facility (at an interest rate of prime plus 1 1/2%) was $10.2 million while the revolving portion of the Credit Facility (at an interest rate of prime plus 1/2%) was $19.5 million.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We have notified the seller that the adjustment of the purchase price exceeds the $2,050,000 balance of the subordinated note payable by us to the seller. As of July 1, 2000 we suspended principal and interest payments on the note. The seller has notified our bank lender that we are in default on the subordinated note. Our bank lender has notified us that the default on the subordinated note causes us to be in default on one of our secured lines of credit in the amount of $4.4 million. However, we and the bank lender have entered into a forbearance agreement whereby the bank lender agreed to forebear through January 31, 2001, taking any action on defaults under the $4.4 million secured line of credit. The $4.4 million balance of the secured line of credit and the $2.1 million balance of the subordinated note have been included in current maturities of long-term debt on the balance sheet at September 30, 2000.

    In our opinion, should the $4.4 million secured line of credit be demanded at the end of the forbearance period, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. Our claims exceed the amount of the subordinated note. Therefore, we believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

    In the fourth quarter of 2000, we and the bank amended the Credit Facility effective September 30, 2000, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $38.0 million, and matures on October 1, 2001, except for the $4.4 million secured line of credit which is in default and (subject to the forbearance agreement discussed above) matures on July 1, 2001. Interest accrues at prime plus 1 1/2% on the term portion of the Credit Facility and prime plus 1/2% on the revolving portion of the Credit Facility. The prime rate at September 30, 2000, was 9.5%. The line of credit is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios.

    From time to time we have not been in compliance with certain covenants under the Credit Facility regarding financial ratios. At September 30, 2000, we were not in compliance with certain of those covenants. The lender has provided waivers to us regarding the compliance with these covenants, except for the $4.4 million secured line of credit.

    As described above, all but $4.4 million of our Credit Facility matures on October 1, 2001. Therefore, to keep amounts borrowed under the Credit Facility classified in our balance sheet as long-term, we must renew and extend or replace the Credit Facility as of December 31, 2000. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

Ability to Comply with Financial Covenants of Credit Facility

    The Company's loan agreements with its bank lender require the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company's ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company's control. A failure to comply with any of these obligations could result in an event of default under the Credit Facility, which could permit acceleration of the Company's indebtedness under the Credit Facility. The Company from time to time has been unable to comply with some of the financial covenants contained in the Credit Facility (relating to, among other things, the maintenance of prescribed financial ratios) and has obtained waivers or amendments to the covenants from its lender. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future the Company will be able to do so or that its lender will be willing to waive such compliance or further amend such covenants.

    Risks Related to Internal Growth Strategy

    Future results for the Company will depend in part on the Company's success in implementing its internal growth strategy, which includes expanding existing product lines and adding new product lines. The ability of the Company to implement this strategy will depend on its success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by the Company through its SmartSource(R) program. Although the Company intends to increase sales and product offerings to existing customers, increase business to business e-commerce through developing its website and reduce costs through consolidating certain administrative, inventory logistics and sales functions, there can be no assurance that the Company will be successful in these efforts.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

                                  EXHIBIT INDEX

                   EXHIBIT
                   NUMBER                   DESCRIPTION
                   ------                   -----------
                    10.1        --  August 2000 Amendment to Second Amended
                                    and Restated Loan and Security Agreement
                                    and Modification to Other Agreements
                                    Dated August 10, 2000, by and among SEPCO
                                    Industries, Inc., Bayou Pumps, Inc.,
                                    American MRO, Inc. and Fleet Capital
                                    Corporation.
                    10.2        --  August 2000 Amendment to Loan and
                                    Security Agreement dated August 10, 2000,
                                    by and among Pelican State Supply
                                    Company, Inc., and Fleet Capital
                                    Corporation.
                    10.3        --  August 2000 Amendment to Loan and
                                    Security Agreement dated August 10, 2000,
                                    by and among DXP Acquisition, Inc., d/b/a
                                    Strategic Acquisition, Inc. and Fleet
                                    Capital Corporation.
                    11.1        --  Statement re: Computation of Per Share
                                    Earnings.
                    27.1        --  Financial Data Schedule.


    (b) Reports on Form 8-K.

    None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DXP Enterprises, Inc.

                                               By:  /s/ HUGH H. McCONNELL
                                                  ------------------------------
                                                        Hugh H. McConnell
                                               Senior Vice President/Finance and
                                                     Chief Financial Officer
                                                   Duly authorized officer and
                                                   principal financial officer)

Date: November 14, 2000

                                  EXHIBIT INDEX

            EXHIBIT
            NUMBER                       DESCRIPTION
            ------                       -----------
             10.1        --  August 2000 Amendment to Second Amended
                             and Restated Loan and Security Agreement
                             and Modification to Other Agreements
                             Dated August 10, 2000, by and among SEPCO
                             Industries, Inc., Bayou Pumps, Inc.,
                             American MRO, Inc. and Fleet Capital
                             Corporation.
             10.2        --  August 2000 Amendment to Loan and
                             Security Agreement dated August 10, 2000,
                             by and among Pelican State Supply
                             Company, Inc., and Fleet Capital
                             Corporation.
             10.3        --  August 2000 Amendment to Loan and
                             Security Agreement dated August 10, 2000,
                             by and among DXP Acquisition, Inc., d/b/a
                             Strategic Acquisition, Inc. and Fleet
                             Capital Corporation.
             11.1        --  Statement re: Computation of Per Share
                             Earnings.
             27.1        --  Financial Data Schedule.