Form 10-K
period 2000-12-31
DXP ENTERPRISES INC
filed 2001-04-17
CIK 1020710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-21513

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of April 13, 2001: $2,687,312.

         Number of shares of registrant's Common Stock outstanding as of April 13, 2001: 4,071,685

         Documents incorporated by reference:portion of the definitive proxy statement for the annual meeting of shareholders to be held in 2001 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION

                                                          ITEM                                                    PAGE
                                                          ----                                                    ----
PART I       .........................................................................................................3
    1.       Business.................................................................................................3
    2.       Properties...............................................................................................8
    3.       Legal Proceedings........................................................................................9
    4.       Submission of Matters to a Vote of Security Holders......................................................9
PART II      .........................................................................................................9
    5.       Market for the Registrant's Common Equity and Related Stockholder Matters................................9
    6.       Selected Financial Data.................................................................................10
    7.       Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................................................11
    7A.      Quantitative and Qualitative Disclosures about Market Risk..............................................15
    8.       Financial Statements and Supplementary Data.............................................................17
    9.       Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...........................................................................................
PART III     .....................................................................................................
    10.      Directors and Executive Officers of the Registrant......................................................34
    11.      Executive Compensation..................................................................................34
    12.      Security Ownership of Certain Beneficial Owners and Management..........................................34
    13.      Certain Relationships and Related Transactions..........................................................34
PART IV
    14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................34

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

ITEM 1.  BUSINESS

         DXP Enterprises, Inc. (DXP or the Company), a Texas corporation, was incorporated in 1996, to be the successor to a company founded in 1908. Since the beginning, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers. We are organized into three segments: MRO, Electrical Contractor and Valve (sold in 1999). Sales and operating income for 1998, 1999 and 2000, and indentifiable assets at the close of such years for our business segments are presented in Note 13 of the Notes to the Consolidated Financial Statements.

MRO SEGMENT

         The MRO segment provides MRO products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. We provide a wide range of MRO products in the fluid handling equipment, bearings, power transmission equipment, general mill, safety supply and electrical products categories. We offer our customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor who can purchase products directly from the manufacturer. We also provide integrated services such as system design, fabrication, installation, repair and maintenance for our customers. We offer a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy our customer's unique needs.

         We estimate that annual sales in the United States of MRO products for industrial customers currently exceeds $200 billion, of which we estimate over $140 billion are in the major product categories of fluid handling equipment, bearings, power transmission equipment, general mill, safety supply and electrical products. Based on 1999 sales as reported by industry sources, we were the 40th largest distributor of MRO products in the United States.

         The industrial distribution market is highly fragmented, with the largest distributors accounting for less than 18% of the total United States market during 1998. As a result, most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at branch distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

         We believe that the current distribution system for industrial products in the United States creates inefficiencies at both the customer and the distributor level through excess inventory requirements and duplicative cost structures. To compete more effectively, our customers and other users of MRO products are seeking ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

         o Industry Consolidation. Industrial customers have reduced the number of supplier relationships they maintain to lower total purchasing costs, improve inventory management, assure consistently high levels of customer service and enhance purchasing power. This focus on fewer suppliers has led to consolidation within the fragmented industrial distribution industry.

         o Customized Integrated Service. As industrial customers focus on their core manufacturing or other production competencies, they increasingly are demanding customized integration services, ranging from value-added traditional distribution to integrated supply and system design, fabrication, installation and repair and maintenance services.

         o Single Source, First-Tier Distribution. As industrial customers continue to address cost containment, there is a trend toward reducing the number of suppliers and eliminating multiple tiers of distribution. Therefore, to lower overall costs to the MRO customer, some MRO distributors are expanding their product coverage to eliminate second-tier distributors and the difficulties associated with alliances.

         We currently serve as a first-tier distributor of more than 170,000 stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by the MRO segment include mining, construction, chemical, municipal, food and beverage and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearings, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 34 sales offices and two distribution centers strategically located throughout the United States and sold through the sales efforts of employees who generally are compensated on a commission basis.

         Our fluid handling equipment line includes a full line of (i) centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production, (ii) rotary gear pumps for low- to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids, (iii) plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service and (iv) air-operated diaphragm pumps. We also provide various pump accessories. Our bearing products include several types of mounted and unmounted bearings for a variety of applications. Hose products distributed by us include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. We distribute seal products for downhole, wellhead, valve and completion equipment to oilfield service companies. Power transmission products distributed by us include speed reducers, flexible coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses. We offer a broad range of general mill and supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools and welding equipment. Our safety products include eye and face protection products, first aid products, protection products, hazardous material handling products, instrumentation and respiratory protection products. We distribute a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses.

         In addition to distributing products, we provide pumping and power transmission system design and fabrication services through our engineering personnel and fabrication facilities. We also provide training services with respect to the installation and basic applications of our products as well as around-the-clock field repair services.

         SmartSource, our integrated supply program, allows a customer to choose from a complete continuum of supply options, ranging from traditional distribution to integrated supply.

         Our branch and operations managers support the sales efforts through direct customer contact and manage the efforts of the outside and direct sales representatives. We have structured compensation to provide incentives to our sales representatives to increase sales through the use of commissions. Our outside sales representatives focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. The direct sales representatives support the outside sales representatives and are responsible for entering product orders and providing technical support with respect to our products. Because we offer a broad range of products, our outside and direct sales representatives are able to use their existing customer relationships with respect to one product line to cross-sell our other product lines. In addition, geographic locations in which certain products are sold also are being utilized to sell products not historically sold at such locations. As we expand our product lines and geographical presence through hiring experienced sales representatives, we assess the opportunities and appropriate timing of introducing existing products to new customers and new products to existing customers. Prior to implementing such cross-selling efforts, we provide the appropriate sales training and product expertise to our sales force.

         Unlike many of our competitors, we market our products primarily as a first-tier distributor, generally procuring products directly from the manufacturers, rather than from other distributors. As a first-tier distributor, we are able to reduce our customers' costs and improve efficiencies in the supply chain.

         We believe we have increased our competitive advantage through our traditional and integrated supply programs, designed to address the customer's specific product and procurement needs. We offer our customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which we assume the procurement and management functions, including ownership of inventory, at the customer's location. Our unique approach to integrated supply allows us to design a program that best fits the needs of the customer. For those customers purchasing a number of products in large quantities, the customer is able to outsource all or most of those needs to us. For customers with smaller supply needs, we are able to combine our traditional distribution capabilities with our broad product categories and advanced ordering systems to allow the customer to engage in one-stop shopping without the commitment required under an integrated supply contract.

         We acquire our products through numerous original equipment manufacturers. We have distribution agreements with these manufacturers, some of which give us exclusive rights to distribute the manufacturers' products in a specific geographic area. All of our distribution agreements are subject to cancellation by the manufacturer upon one year notice or less. No one manufacturer provides products that account for 10% or more of our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution agreement were canceled. Accordingly, we do not believe that the loss of any one distribution agreement would have a material adverse effect on our business, financial condition or results of operations. Representative manufacturers of our products include Gould's, G&L, Viking, Wilden, Gaso, SKF, Torrington/Fafnir, Timkin, NTN, Dodge/Reliance, Falk, Gates, Martin Sprocket, T.
B. Woods, Emerson, Rexnord, Baldor Electric Union Bullerfield, Gulf Coast Fasteners, Norton Gray Abrasives, Sastech, Inc. and LaCross Rainfair Safety Products.

         At December 31, 2000, the MRO Segment has 532 full-time employees.

ELECTRICAL CONTRACTOR SEGMENT

         The Electrical Contractor Segment was formed in 1998 with the acquisition of substantially all of the assets of Tri-Electric, Ltd. and Lucky Electric & Supply, Inc. The Electrical Contractor Segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The segment has three warehouse/sales facilities; one in San Antonio, Texas, and two in Memphis, Tennessee.

         The Electrical Contractor Segment sells a broad range of products from over 100 vendors. Significant vendors include Cutler-Hammer, Cooper, Killark, and Allied and American Insulated Wiring. To meet prompt delivery demands of its customers, this segment maintains large inventories. The majority of sales are on open account.

         At December 31, 2000, the Electrical Contractor Segment had 34 full-time employees.

VALVE SEGMENT

         The assets of the Valve Segment were sold in July, 1999. As a result, the Company no longer competes in the valve and valve automation business. The Valve Segment sold pnuematic, hydralic and electric actuators for critical or high-pressure service applications or remote valve operation applications, to operators of refineries and pipelines.

MANAGEMENT INFORMATION SYSTEMS

         We currently operate using multiple computer systems. During 2001, we plan to install a common operating and financial system which will be used by all of our locations. Accordingly, we recorded an impairment of these legacy systems as of December 31, 2000 (see Note 3 of the Notes to the Consolidated Financial Statements).

         We use technology to benefit customers and to improve our productivity and efficiency. In addition to traditional functions of inventory control, order processing, purchasing, accounts receivable, accounts payable and general ledger, certain of our computer systems have the flexibility to integrate with the customer's maintenance, accounting and management systems. Certain of our systems allow for real-time reporting of industrial products used by work order, department and individual, as well as on-line stock inquiry and order-status reports. Certain of our systems support advanced functions, such as EDI, customized billing, end user reporting, facsimile transmission, bar coding and preventative maintenance. Our SmartSource program delivers DXP's technology to the integrated supply customer, thereby eliminating duplication and inefficiencies to lower the total acquisition cost of MRO products.

COMPETITION

         Our business is highly competitive. In the MRO Segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with larger distributors that provide integrated supply programs and outsourcing services similar to those offered us through our SmartSource program, some of which may be able to supply their products in a more efficient and cost-effective manner than us. We also compete with direct mail distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings offered by us, we are not aware of any major competitor that offers on a non-direct mail basis a product grouping as broad as that offered by us. Further, while certain direct-mail distributors provide product offerings as broad as ours, these competitors do not offer the product application, engineering and after-the-sale services provided by us. In the Electrical Contractor Segment we compete against a variety of suppliers of electrical products, many of which may have greater financial and other resources than we do.

INSURANCE

         We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits maintained by us could have a material adverse effect on our financial condition and results of operations. Additionally, we are partially self-insured for our group health plan.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         We are subject to various laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration.

         Certain of our operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although we believe that we have adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result, and any such liability could have a material adverse effect on us. We are not currently aware of any situation or condition that it believes is likely to have a material adverse effect on our results of operations or financial condition.

EMPLOYEES

         At December 31, 2000, we had 566 full-time employees. We believe that our relationship with our employees is good.

CAUTIONARY STATEMENTS

         Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be contained in this Annual Report on Form 10-K, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

  Ability to Comply with Financial Covenants of Credit Facility

         Our loan agreements with our bank lender (the "Credit Facility") requires that we comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. Our ability to comply with any of the foregoing restrictions will depend on our future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond our control. A failure to comply with any of these obligations could result in an event of default under the Credit Facility, which could permit acceleration of our indebtedness under the Credit Facility. From time to time we have been unable to comply with some of the financial covenants contained in the Credit Facility (relating to, among other things, the maintenance of prescribed financial ratios) and have, when necessary, obtained waivers or amendments to the covenants from our lender. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants.

  Risks Related to Internal Growth Strategy

         Future results for us will depend in part on our success in implementing our internal growth strategy, which includes expanding existing product lines and adding new product lines. Our ability to implement this strategy will depend on our success in acquiring and integrating new product lines and marketing integrated forms of supply arrangements such as those being pursued by us through our SmartSource program. Although we intend to increase sales and product offerings to existing customers, improve our business to business e-commerce capability through outsourcing our website and reduce costs through consolidating certain administrative and sales functions, there can be no assurance that we will be successful in these efforts.

  Substantial Competition

         Our business is highly competitive. We compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than us. Although many of our traditional distribution competitors are small enterprises selling to customers in a limited geographic area, we also compete with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by our SmartSource program. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than us. Our competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.

Risk Associated with Default on Subordinated Note Payable

         Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the $2,045,000 balance of the subordinated note payable. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of its secured lines of credit in the amount of $5.4 million. However, we have entered into a forbearance agreement with our bank lender whereby the bank lender agreed to forebear taking any action on defaults under the $5.4 million secured line of credit. The bank lender can terminate the forbearance agreement at any time. The $5.4 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at December 31, 2000.

         In our opinion, should the $5.4 million secured line of credit be demanded upon termination of the forebearance agreement, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus four percent if the note is in default. We believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

  Risks of Economic Trends

         Demand for our products is subject to changes in the United States economy in general and economic trends affecting our customers and the industries in which they compete in particular. Many of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, we may experience changes in demand for our products as changes occur in the markets of our customers.

  Dependence on Key Personnel

         We will continue to be dependent to a significant extent upon the efforts and ability of David R. Little, our Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Little or any other executive officer of our company could have a material adverse effect on our financial condition and results of operations. We do not maintain key-man life insurance on the life of Mr. Little or on the lives of our other executive officers. In addition, our ability to grow successfully will be dependent upon our ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely affect our financial condition and results of operations.

  Dependence on Supplier Relationships

         We have distribution rights for certain product lines and depend on these distribution rights for a substantial portion of our business. Many of these distribution rights are pursuant to contracts that are subject to cancellation upon little or no prior notice. Although we believe that we could obtain alternate distribution rights in the event of such a cancellation, the termination or limitation by any key supplier of its relationship with our company could result in a temporary disruption on our business and, in turn, could adversely affect results of operations and financial condition. See "Business--Suppliers".

  Risks Associated With Hazardous Materials

         Certain of our operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although we believe that we have adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability could have a material adverse effect on our financial condition and results of operations.

ITEM 2.  PROPERTIES

         We own our headquarters facility in Houston, Texas which has 45,000 square feet of office space. The MRO Segment owns or leases 34 branch distribution facilities located in Arizona, Arkansas, Colorado, Georgia, Idaho, Louisiana, Montana, Nevada, New Mexico, North Dakota, Oklahoma, Tennessee, Texas, Utah and Wyoming. The Electrical Contractor Segment leases one facility in Texas and owns one facility and leases one facility in Tennessee. These facilities range from 2,500 square feet to 138,000 square feet in size. Those facilities that are not owned by us are leased for terms generally ranging from three to five years. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. All of the facilities owned by us are pledged to secure our indebtedness.

         On March 15, 2000, we completed the sale of a MRO fabrication and warehouse facility in Houston, Texas, for approximately $2.8 million in cash. Additionally, we sold a MRO warehouse facility during the second quarter of 2000 for $0.7 million.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time we are party to various legal proceedings arising in the ordinary course of its business. We believe that the outcome of any of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Common Stock trades on The Nasdaq SmallCap Market under the symbol "DXPE".

         We have received a letter from the Nasdaq Stock Market, Inc. notifying us that our Common Stock has not met the minimum bid price requirement of at least $1.00 per share for 30 consecutive trading days under the Nasdaq National Market rules. Since the bid price of the Common Stock did not reach at least $1.00 for a minimum of 10 consecutive trading days by April 16, 2001, the Nasdaq staff will provide us with a written notice that our Common Stock will be delisted. At that time, we may appeal the Nasdaq's staff's determination pursuant to the Nasdaq rules.

         The following table sets forth on a per share basis the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated.

                                                                                           HIGH                LOW
                                                                                         --------            --------
1999
First Quarter............................................................................$  10.00           $  6.00
Second Quarter...............................................................................7.00              3.50
Third Quarter................................................................................5.88              0.75
Fourth Quarter...............................................................................4.91              1.53

2000
First Quarter................................................................................3.75              2.09
Second Quarter...............................................................................2.75              0.88
Third Quarter................................................................................1.38              1.00
Fourth Quarter...............................................................................1.50              0.50

On March 30, 2001 there were 670 holders of record of outstanding shares of Common Stock.

         We anticipate that future earnings will be retained to finance the continuing development of our business. In addition, the Credit Facility prohibits us from declaring or paying any dividends or other distributions on its capital stock except for limited dividends on its preferred stock. Accordingly, we do not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

         We are a Texas corporation that was formed in 1996 to effect a consolidation of SEPCO Industries, Inc. ("SEPCO") and Newman Communications Corporation (the "Reorganization") pursuant to which DXP became a public company. Prior to the Reorganization, we had no operations and our only assets consisted of $1,000 cash. The Reorganization has been accounted for as a recapitalization of SEPCO. The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2000 have been derived from our audited consolidated financial statements, and assume that the Reorganization had been effected on the first day of the period presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                           1996           1997           1998         1999          2000
                                                           ----           ----           ----         ----          ----
                                                                   (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Sales  ................................................$126,192         $174,448       $209,379     $184,685      $182,642
Gross profit(1)..........................................31,988           44,249         54,147       46,879        45,507
Operating income (loss) (1)(2)(5).........................3,358            7,434          8,143        2,899        (7,752)
Income (loss) before income taxes.........................1,635            4,670          5,004          415        (9,031)
Net income (loss)...........................................890            2,768          2,874         (118)       (7,358)
Preferred stock dividend...................................(119)            (103)           (90)         (90)          (90)
Net income (loss) attributable to common
   shareholders.............................................771            2,665          2,784         (208)       (7,448)
Basic earnings (loss) per common share.................$...0.19         $   0.65       $   0.67     $  (0.05)     $  (1.83)
Common shares outstanding(4)..............................3,997            4,082          4,159        4,075         4,072
Diluted earnings (loss) per share......................$...0.18         $   0.49       $   0.51     $  (0.05)     $  (1.83)
Common and common equivalent shares
   outstanding(3)(4)......................................4,857            5,703          5,596        4,075         4,072

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                           1996           1997        1998            1999          2000
                                                           ----           ----        ----            ----          ----
                                                                              (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
Total assets...............................................$44,791      $67,385      $81,081         $73,701       $67,139
Long-term debt obligations..................................22,300       33,395       42,910          36,780        28,476
Shareholders' equity(3).....................................10,973       13,544       16,120          16,166         8,718

(1) Year ended December 31, 1996 includes a one-time charge to compensation expense of $618,000 for the amendment of book value options to fair market value options and approximately $284,000 in professional costs associated with the Reorganization. We disposed of approximately $1,100,000 of excess inventory in December 1996 that we had accumulated through prior acquisitions of product groups that were subject to shelf-life restrictions.

(2) Year ended December 31, 1998 includes a one-time charge to professional fees and travel costs of $474,000 associated with our decision to discontinue an offering of additional common stock.

(3) Shareholders' equity and number of shares used to compute earnings per share have been restated to reflect the Reorganization as of the first day of the first period presented.

(4) Common stock and earnings per share have been restated to give effect to the two-to-one reverse split of the Common Stock which became effective May 12, 1997 and another two-to-one reverse stock split that became effective July 17, 1998.

(5) Year ended December 31, 2000 includes non-recurring charges of $10,791,000; refer to "Management's Discussion and Analysis" for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

GENERAL

         Our products and services are marketed in 16 states to over 25,000 customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for our products generally is subject to changes in the United States economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

         Our growth strategy in the past focused on a combination of acquisitions, such as the acquisition of the Electrical Contractor Segment, and internal growth. We have curtailed our acquisition efforts and are focusing on internal growth. Key elements of our internal growth strategy include leveraging existing customer relationships, expanding product offerings to new and existing customers, reducing costs through consolidated purchasing programs and centralized product distribution centers, centralizing certain customer service and inside sales functions, reducing costs by converting selected branches from full warehouse and customer service operations to sales centers, designing and implementing innovative solutions to address the procurement and supply needs of our customers and using our traditional distribution and integrated supply capabilities to increase sales in each area. Results will be dependent on our success in executing our internal growth strategy and, to the extent we complete any acquisitions, our ability to integrate such acquisitions.

RESULTS OF OPERATIONS


                                                                Years Ended December 31,
                                            --------------------------------------------------------------------
                                               1998            %        1999          %         2000        %
                                            ---------      -------   ---------    ------     --------      -----
                                                           (in millions, except percentages)
Sales                                       $   209.3       100.0%   $   184.7     100.0%    $   182.6     100.0%


  Cost of sales                                 155.2        74.2%       137.8      74.6%        137.1      75.1%
                                            ---------                ---------               ---------


  Gross Profit                                   54.1        25.8%        46.9      25.4%         45.5      24.9%

  Operating expenses:
    Selling, general and administrative          46.0        22.0%        44.0      23.8%         42.5      23.3%

    Non-recurring operating charges                --           --          --         --          10.8      5.9%
                                            ---------       ------      ------     ------    ----------    ------
Operating income (loss)                           8.1         3.9%         2.9       1.6%          (7.8)    -4.3%
Interest expense                                  3.7         1.8%         3.7       2.0%           3.7      2.0%
Other income                                     (0.6)       -0.3%        (1.2)     -0.7%          (2.5)    -1.4%
Income (loss) before income taxes                 5.0         2.4%         0.4       0.2%          (9.0)    -4.9%
Provision (benefit) for income taxes              2.1         1.0%         0.5       0.3%          (1.7)     0.9%

Net income (loss)                           $     2.9         1.4%   $    (0.1)     -0.1%          (7.3)    -4.0%
                                            =========       ======   =========     =======   ==========    ======


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         SALES. Revenues for 2000 decreased 1.1% to approximately $182.6 million from $184.7 million in 1999. The Valve Segment, which was sold during the third quarter of 1999, generated revenues in 1999 of $3.7 million. Excluding these revenues, current year revenues actually increased by $1.6 million when compared to 1999. Sales for the MRO Segment increased $3.0 million, or 1.8%, primarily due to an improvement in the oil and gas industry. Sales for the Electrical Contractor Segment declined by $1.4 million, or 10%, as a result of employee turnover and continued loss of market share to competitors.

         GROSS PROFIT. Gross profit as a percentage of sales declined by approximately 0.5% for 2000, when compared to 1999, on a consolidated basis and for the MRO Segment. The majority of this decline occurred at a one location operation, which was acquired prior to 1999. This operation serves primarily one customer. Gross profit as a percentage of sales for the Electrical Contractor Segment remained relatively constant for 2000, when compared to 1999, as the segment maintained gross margin but lost market share..

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2000 declined by approximately $1.5 million when compared to 1999. As a percentage of revenue, the 2000 expense declined by approximately 0.5% to 23.3% from 23.8% for 1999.

         NON-RECURRING OPERATING CHARGES. In the fourth quarter of 2000, we recorded $10.8 million of non-recurring operating charges. These charges consist of an $8.5 million charge for the impairment of goodwill and other assets associated with acquisitions completed before 1999, a $2.0 million charge to write-off fixed assets of computer systems which are being replaced and facilities which have been closed, and $0.3 million of accruals primarily associated with future rent on closed facilities. Approximately $4.5 million and $6.3 million of this charge pertained to the Electrical Contracting Segment and MRO Segment, respectively.

         As a result of increasingly poor financial results for the acquired operations, we evaluated our recoverability of goodwill and other assets recorded in connection with all of our acquisitions. All of our acquisitions were completed prior to 1999. These operations have been experiencing declining revenues and declining operating margins. We determined that the expected future undiscounted cash flows of four acquisitions were below their carrying value. In accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", during the fourth quarter of 2000, we adjusted the carrying value of these assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $8.5 million.

         OPERATING INCOME. Excluding the $10.8 million of nonrecurring operating charges, operating income for 2000 increased $0.1 million when compared to 1999. This increase is the net of a $0.5 million increase in operating income for the MRO Segment, a $0.1 million increase in operating loss for the Electrical Contractor Segment and a $0.3 million decline in operating income resulting from the sale of the Valve Segment. The improved operating income, exclusive of nonrecurring charges, for the MRO segment is the result of increased sales and reduced selling, general and administrative expenses. The increased loss for the Electrical Contractors Segment is the result of the continued loss of market share and a 10% decrease in sales.

         INTEREST EXPENSE. Interest expense for 2000 remained constant when compared to 1999. Although our average outstanding debt balance between the two years was lower in 2000 compared to 1999, the increased interest rates we paid as a result of amending the Credit Facility combined with the market increase in interest rates and default interest rate, resulted in interest expense remaining relatively constant.

         OTHER INCOME. Other income for 2000 was approximately $1.3 million higher than in 1999 due primarily to the sale of two MRO facilities during 2000 for approximately $3.5 million. Gains on the sale of these properties were approximately $2.0 million.

         INCOME TAXES. As of December 31, 2000, we have recorded net deferred tax assets of $2.7 million representing the future tax benefits of certain accruals not currently deductible. We believe it is more likely than not that the deferred tax assets will be realized as these reserves are recovered and reduce future taxable income. For information concerning the provision for current and deferred income taxes as well as information regarding differences between the effective tax rates and statutory rates, see Note 8 of the Notes to the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         SALES. Revenues for 1999 decreased 11.8% to approximately $184.7 million from $209.3 million in 1998. Our acquisitions during 1998, which included the Electrical Contractor Segment, accounted for $20.4 million in revenues during 1999. The Valve Segment, which was sold during the third quarter of 1999, generated revenues in 1999 of $3.7 million compared to $9.5 million in 1998. Excluding revenues generated by the operations acquired in 1998 and the Valve Segment sold during 1999, 1999 revenues decreased by 11.5% to $160.4 million from $181.2 million in 1998. This 11.5% decrease in revenues for the MRO Segment, excluding the 1998 acquisitions, resulted primarily from the effects associated with the decline in oil prices in 1998 and a slow recovery by the oil industry in 1999 along with a softness in the mining industry. Revenues for the Electrical Contracting Segment for 1999 declined slightly from 1998 even though 1998 revenues include less than nine months of operations since dates of acquisition. This decline resulted from employee turnover associated with the change in ownership.


         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 1999 decreased by approximately $2.0 million, or 4.3%, when compared to 1998, and is primarily attributable to the decrease in selling expenses resulting from lower sales. As a percentage of revenue, selling, general and administrative expense for 1999 increased by 1.8% to 23.8% as compared to 22.0% in 1998. This was due primarily to the decrease in revenue volume which outpaced the expense reduction effort undertaken by us during 1999.

         OPERATING INCOME. Operating income for 1999 decreased by $5.2 million, to $2.9 million, from $8.1 million in 1998. This decline is primarily due to the fact that the decrease in revenue volume outpaced the expense reduction efforts undertaken by us. This decrease is the net of a $4.3 million decrease in operating income for the MRO Segment, a $1.2 million decrease to a $0.5 million operating loss for the Electrical Contracting Segment and a $0.3 million increase in operating income for the Valve Segment. The decline in operating income for the MRO Segment resulted primarily from the decline in sales combined with the fact that costs did not decline commensurate with the sales decline. Operating income for the Electrical Contracting Segment resulted from sales declining faster than costs.

         INTEREST EXPENSE. Interest expense for 1999 remained relatively consistent when compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

  General

         As a distributor of MRO products and electrical contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt

         Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of three secured lines of credit with various subsidiaries of the Company and a term loan.

         Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the $2,045,000 balance of the subordinated note payable. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of its secured lines of credit in the amount of $5.4 million. However, we have entered into a forbearance agreement with our bank lender whereby the bank lender agreed to forebear taking any action on defaults under the $5.4 million secured line of credit. The bank lender can terminate the forbearance agreement at any time. The $5.4 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at December 31, 2000.

         In our opinion, should the $5.4 million secured line of credit be demanded upon termination of the forebearance agreement, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus four percent if the note is in default. We believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims..

         Subsequent to December 31, 2000, we amended the Credit Facility with our bank lender effective December 31, 2000, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2002, except for the $5.4 million secured line of credit which is in default and callable anytime under the forebearance agreement previously discussed. Interest accrues at prime plus 1/2% on the revolving portion of the Credit Facility and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at December 31, 2000, was 9.5%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. In addition to the $2.7 million of cash at December 31, 2000, after the bank lender waived compliance with certain financial ratios, we had $0.4 million available for borrowings under the amended credit facility at December 31, 2000.

         From time to time we have not been in compliance with certain covenants under the Credit Facility, including the monthly minimum earnings requirement and the monthly fixed charge coverage ratio. At December 31, 2000, we were not in compliance with these covenants. The lender has provided waivers to us regarding the compliance with these covenants through December 31, 2000, except for the $5.4 million secured line of credit. The lender also reduced the minimum monthly earnings requirement throughout 2001.

         We used cash in operating activities of approximately $0.3 million in 2000 as compared to $10.5 million in cash provided during 1999. This change between the two years is primarily attributable to accounts receivable and inventory declining in 1999, thus providing cash versus accounts receivable and inventory increasing in 2000, thus using cash. Fourth quarter 1999 sales were $9.0 million below fourth quarter 1998 sales. Fourth quarter 2000 sales were $4.5 million greater than fourth quarter 1999 sales. These changes in sales trends account for the changes in the balances of inventory and receivables.

         We generated cash through investing activities of approximately $2.0 million during 2000 as compared to $1.4 million in cash used in 1999. This increase was primarily attributed to the sales of certain of our fabrication and warehouse properties in Houston, Texas, for approximately $3.5 million in cash. We also had capital expenditures of approximately $1.2 million for the fiscal year ended December 31, 2000, as compared to $2.2 million during the same period of 1999. Capital expenditures during 2000 were related primarily to leasehold improvements associated with the relocation of two of our MRO facilities ($0.5 million), computer equipment and the development of an e-commerce website ($0.7 million) which was subsequently written off. Capital expenditures during 1999 were primarily related to the purchase of furniture and fixtures and a telephone system ($1.0 million) for our corporate headquarters as well as the purchase of computer equipment and software ($0.9 million).

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during 2001. However, we will require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2002. Therefore, to keep amounts borrowed under the Credit Facility classified in our balance sheet as long-term, we must comply with related covenants and renew and extend or replace the Credit Facility during 2001. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

         We would require additional capital to fund any future acquisitions. At this time, we do not plan to grow through acquisitions unless the market price of our common stock rises to levels that will make acquisition accretive to our earnings or we generate excess cash flow. We also may pursue additional equity or debt financing to fund future acquisitions, although we may not be able to obtain additional financing on attractive terms.

ACCOUNTING PRONOUNCEMENTS


         On December 8, 1999, the United States Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. We reviewed our revenue recognition procedures and are satisfied that we are in compliance with this SAB.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities (SFAS No. 133)". This statement requires the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. SFAS No. 133, as amended, is effective for us beginning January 1, 2001. We adopted the statement effective January 1, 2001; there was no impact on our financial results as we were not a party to any derivative instruments.

         In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and Issue 00-14, "Accounting for Certain Sales Incentives", (collectively, "the Issues"). We adopted the Issues in the fourth quarter of 2000 and have restated our quarterly and annual financial statements to conform to the requirements of the Issues. There was no effect on net income as a result of the adoption of the Issues. The net effect of the adoption of the Issues was an increase in net sales of $5.9 million, $4.8 million and $5.1 million; an increase in cost of sales of $5.8 million, $4.7 million and $5.1 million; a decrease in selling, general and administrative expenses of $0.6 million, $0.6 million and $1.0 million; and a decrease in other income of $0.7 million, $0.7 million and $1.0 million in the years ended December 31, 1998, 1999 and 2000, respectively.

INFLATION

         We do not believe the effects of inflation have any material adverse effect on its results of operations or financial condition and attempt to minimize inflationary trends by passing manufacturer price increases on to the customer whenever practicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk results from volatility in interest rates. This risk is monitored and managed.

         Our exposure to interest rate risk relates primarily to our debt portfolio. To limit interest rate risk on borrowings, we target a portfolio within certain parameters for fixed and floating rate loans taking into consideration the interest rate environment and our forecasted cash flow. This policy limits exposure to rising interest rates and allows us to benefit during periods of falling interest rates. Our interest rate exposure is generally limited to our Credit Facility. See "Liquidity and Capital Resources."

         The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.

                                PRINCIPAL AMOUNT BY EXPECTED MATURITY

                              -----------------------------------------------------------------------
                                 2001          2002         2003       2004       2005     THEREAFTER
                              -----------------------------------------------------------------------
Fixed Rate
   Long-term Debt             $2,551,082   $   321,565    $328,076   $174,395    $12,634     $36,828
                              -----------------------------------------------------------------------

   Average Interest Rate           7.21%         8.06%       8.06%      8.27%      8.92%       8.93%


Floating Rate
   Long-term Debt             $7,124,559   $27,601,586    $     --   $     --    $    --     $    --
                              -----------------------------------------------------------------------

   Average Interest Rate          10.24%        10.30%       0.00%      0.00%      0.00%       0.00%

Total Maturities              $9,675,641   $27,923,151    $328,076   $174,395    $12,634     $36,828
                              -----------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
DXP ENTERPRISES AND SUBSIDIARIES:
Report of Independent Public Accountants...........................................................................  18
Audited Consolidated Financial Statements--
      Consolidated Balance Sheets..................................................................................  19
      Consolidated Statements of Earnings..........................................................................  20
      Consolidated Statements of Shareholders' Equity..............................................................  21
      Consolidated Statements of Cash Flows........................................................................  22
      Notes to Consolidated Financial Statements...................................................................  23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DXP Enterprises, Inc., and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. (a Texas corporation), and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

April 17, 2001
Houston, Texas

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        DECEMBER 31
                                                                                        -----------
                                                                                      1999       2000
                                                                                      ----       ----
                                     ASSETS

CURRENT ASSETS:
   Cash........................................................................     $  2,991   $   2,744
   Trade accounts receivable, net of allowance for doubtful
      accounts of $1,535 in 1999 and $ 1,888 in 2000...........................       20,794      24,377
   Inventories.................................................................       24,238      23,504
   Prepaid expenses and other..................................................          644         578
   Deferred income taxes.......................................................          635       1,308
                                                                                    --------   ---------
   Total current assets........................................................       49,302      52,511
                                                                                    --------   ---------
PROPERTY, PLANT AND EQUIPMENT, net.............................................       12,931       9,314
OTHER ASSETS:
   Intangible assets, net of accumulated amortization of
      $2,554  in 1999 and $203 in 2000.........................................       10,068       2,547
   Receivables from officers and employees  ...................................          764         811
   Deferred income taxes.......................................................           --       1,388
   Other.......................................................................          636         568
                                                                                    --------   ---------
                                                                                      11,468       5,314
                                                                                    --------   ---------
      Total assets.............................................................     $ 73,701   $  67,139
                                                                                    ========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable and accrued liabilities..............................     $ 15,570   $  18,498
   Accrued wages and benefits..................................................        1,086         999
   Current portion of long-term debt...........................................        3,206       9,675
   Other accrued liabilities...................................................          220         661
                                                                                    --------   ---------
      Total current liabilities................................................       20,082      29,833
                                                                                    --------   ---------
LONG-TERM DEBT, less current portion...........................................       36,780      28,476
DEFERRED INCOME TAXES..........................................................          561          --
EQUITY SUBJECT TO REDEMPTION:
   Series A preferred stock, 1,122 shares......................................          112         112
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Series A preferred stock, 1/10th vote per share; $1.00
      par value; liquidation preference of $100 per
      share; 1,000,000 shares authorized, 2,992 shares
      issued and outstanding...................................................            2           2
   Series B convertible preferred stock, 1/10th vote per share;
      $1.00 par value; $100 stated value; liquidation
      preference of $100 per share; 1,000,000 shares authorized,
      17,700 shares issued, 15,000 shares outstanding and 2,700
      shares in treasury stock.................................................           18          18
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 4,257,760 shares issued and 4,071,685
      shares are outstanding and 186,075 shares in treasury stock..............           41          41
   Paid-in capital.............................................................        2,765       2,765
   Retained earnings...........................................................       15,234       7,786
   Treasury stock, 188,775 common and preferred shares, at cost................       (1,894)     (1,894)
                                                                                    --------   ---------
      Total shareholders' equity...............................................       16,166       8,718
                                                                                    --------   ---------
      Total liabilities and shareholders' equity...............................     $ 73,701   $  67,139
                                                                                    ========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED DECEMBER 31
                                                                      ----------------------
                                                                   1998        1999        2000
                                                                   ----        ----        ----
Sales .................................................          $209,379    $184,685    $182,642
Cost of Sales..........................................           155,232     137,806     137,135
                                                                 --------    --------    --------
   Gross Profit........................................            54,147      46,879      45,507

Operating Expenses:
   Selling, General and Administrative Expenses........            46,004      43,980      42,468
   Non-recurring Operating Charges.....................                --          --      10,791
                                                                 --------    --------    --------
      Total Operating Expenses.........................            46,004      43,980      53,259

Operating Income (Loss)................................             8,143       2,899      (7,752)

Other Income...........................................               548       1,224       2,468
Interest Expense.......................................            (3,687)     (3,708)     (3,747)
                                                                 --------    --------    --------
Income (Loss) Before Income Taxes......................             5,004         415      (9,031)
Provision (Benefit) for Income Taxes...................             2,130         533      (1,673)
                                                                 --------    --------    ---------
Net Income (Loss)......................................             2,874        (118)     (7,358)
Series B Preferred Stock Dividend......................               (90)        (90)        (90)
                                                                 --------    --------    --------
Net Income (Loss) Attributable to
   Common Shareholders.................................          $  2,784    $   (208)   $ (7,448)
                                                                 ========    ========    ========
Basic Earnings (Loss) per Common Share.................          $    .67    $   (.05)   $  (1.83)
                                                                 ========    ========    ========
Common Shares Outstanding..............................             4,159       4,075       4,072
                                                                 ========    ========    ========
Diluted Earnings (Loss) per Share......................          $    .51    $   (.05)   $  (1.83)
                                                                 ========    ========    ========
Common and Common Equivalent
   Shares Outstanding..................................             5,596       4,075       4,072
                                                                 ========    ========    ========



        The accompanying notes are an integral part of these consolidated financial statements.

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  SERIES A    SERIES B    COMMON     PAID-IN   RETAINED   TREASURY
                                                  PREFERRED   PREFERRED    STOCK     CAPITAL   EARNINGS     STOCK      TOTAL
                                                  ---------   ---------    -----     -------   --------     -----      -----
BALANCE AT DECEMBER 31, 1997.....................        2          18         40     1,406     12,658       (580)     13,544
  Dividends paid.................................       --          --         --        --        (90)        --         (90)
  Increase in paid-in capital due to issuance
    of 21,200 shares of common stock based
    on options exercised.........................       --          --         --        16         --         --          16
  Acquisition of 21,500 shares of common
    stock........................................       --          --         --        --         --       (201)       (201)
  Acquisition of 3,301 shares of common
    stock........................................       --          --         --        --         --        (23)        (23)
  Net income.....................................       --          --         --        --      2,874         --       2,874
                                                  --------    --------   --------   -------  ---------  ---------    --------
BALANCE AT DECEMBER 31, 1998.....................        2          18         40     1,422     15,442       (804)     16,120
  Dividends paid.................................       --          --         --        --        (90)        --         (90)
  Elimination of remaining common stock
    subject to redemption........................       --          --          1     1,244         --         --       1,245
  Acquisition of 21,500 shares of common
    stock........................................       --          --         --        --         --       (200)       (200)
  Acquisition of 80,214 shares of common
    stock associated with the Pelican
    purchase.....................................       --          --        --         --         --       (714)       (714)
  Acquisition of 29,124 shares...................       --          --         --        --         --       (176)       (176)
  Issuance of 46,750 shares of common stock......       --          --         --       99          --         --          99
  Net loss.......................................       --          --         --        --       (118)        --        (118)
                                                  --------    --------   --------   -------  ---------  ---------   ---------
BALANCE AT DECEMBER 31, 1999..................... $      2    $     18   $     41   $ 2,765  $  15,234  $  (1,894)  $  16,166
  Dividends paid.................................       --          --         --        --        (90)        --         (90)
  Net loss.......................................       --          --         --        --     (7,358)        --      (7,358)
                                                  --------    --------   --------   -------  ---------  ---------   ---------
BALANCE AT DECEMBER 31, 2000..................... $      2    $     18   $     41   $ 2,765  $   7,786  $  (1,894)  $   8,718
                                                  ========    ========   ========   =======  =========  =========   =========







        The accompanying notes are an integral part of these consolidated financial statements.

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31
                                                                            ----------------------
                                                                         1998         1999       2000
                                                                         ----         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss).........................................      $   2,874   $    (118)  $  (7,358)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities--
      Depreciation and amortization.............................          1,820       2,016       1,945
      Charge for write-off of fixed assets......................             --          --       2,331
      Charge for impairment of goodwill and associated assets...             --          --       8,460
      Compensation expense related to stock  option plans.......             --          39          --
   Deferred income taxes........................................            (64)        (32)     (2,622)
   Loss (gain) on sale of property and equipment................             47         (45)     (1,921)
   Changes in operating assets and liabilities--
     Trade accounts receivable..................................          5,484       3,099      (3,754)
      Inventories...............................................           (142)      4,688        (413)
      Prepaid expenses and other................................         (1,237)       (349)       (272)
      Trade accounts payable and accrued liabilities............         (3,121)      1,230       3,281
                                                                       ---------   --------    --------
        Net cash provided by (used in) operating activities.....          5,661      10,528        (323)
                                                                       --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of net assets.......................................        (12,521)         --          --
   Purchase of property and equipment...........................         (3,859)     (2,226)     (1,232)
   Proceeds from sale of property and equipment.................             26         850       3,232
   Other........................................................             44          --          --
                                                                       --------    --------    --------
      Net cash provided by (used in) investing activities.......        (16,310)     (1,376)      2,000
                                                                       --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from debt.........................................        219,011     182,887     179,886
   Principal payments on revolving line of
      credit, long-term and subordinated debt
      and notes payable to bank.................................       (207,175)   (189,592)   (181,720)
      Issuance of common stock..................................             16          99          --
   Acquisition of preferred and common stock....................           (224)     (1,090)         --
   Dividends paid in cash.......................................            (90)        (90)        (90)
                                                                       --------    --------    --------
      Net cash provided by (used in)
        financing activities....................................         11,538      (7,786)     (1,924)
                                                                       --------    ---------   --------
INCREASE (DECREASE) IN CASH.....................................            889       1,366        (247)
CASH AT BEGINNING OF YEAR.......................................            736       1,625       2,991
                                                                       --------    --------    --------
CASH AT END OF YEAR.............................................      $   1,625   $   2,991   $   2,744
                                                                      =========   =========   =========
SUPPLEMENTAL DISCLOSURES:
   Cash paid for--
      Interest..................................................      $   3,687   $   3,708   $   3,488
                                                                      =========   =========   =========
      Income taxes..............................................      $   2,986   $     394   $     837
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

                      DXP ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

         DXP Enterprises, Inc. and subsidiaries (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into three segments:
Maintenance, Repair and Operating (MRO), Electrical Contracting and Valve (sold in 1999). See Note 13 for discussion of the business segments.

RECENT OPERATIONS AND LIQUIDITY

         The Company sustained a net loss of $7,358,000 during 2000 mainly as a result of non-recurring operating charges of $10,800,000 discussed in Note 4 below. This operating loss coupled with a default on a subordinated note payable caused the Company to be in violation under the Credit Facility with its bank lender, all of which is discussed in Note 7 below. The Company has reclassified the subordinated note and a portion of its debt under the Credit Facility to a current liability. Amendments and waivers were obtained from the bank lender extending the maturity date on the remainder of the Credit Facility to April 1, 2002 and waiving noted events of default. Under the amended Credit Facility the Company has $0.4 million available for additional borrowings at December 31, 2000, in addition to the $2.7 million of cash on hand at December 31, 2000.

         Our internal cash flow projections indicate cash generated from operations and available under the Credit Facility will meet normal working capital needs during 2001. However, we will require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity of debt securities. As described above, our Credit Facility matures on April 1, 2002. Therefore, to keep amounts borrowed thereunder classified as long-term, we must comply with related covenants and renew and extend or replace the Credit Facility.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

         The Company sells to and has trade receivables from a diversified customer base in the north and southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company continually evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but does not require collateral. No customer represents more than 10% of consolidated sales.

INVENTORY

         Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first-out
(FIFO) and the last-in, first-out (LIFO) method.

PROPERTY, PLANT AND EQUIPMENT

         Assets are carried on the basis of cost. Provisions for depreciation are computed at rates considered to be sufficient to amortize the costs of assets over their expected useful lives. Depreciation of property, plant and equipment is computed using the straight-line method and certain accelerated methods for financial reporting purposes. Useful lives assigned to property, plant and equipment range from 3 to 39 years. Maintenance and repairs of depreciable assets are charged against earnings as incurred. Additions and improvements are capitalized. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

INTANGIBLES

         Intangibles consist of goodwill which is amortized over 35 years using the straight-line method.


FEDERAL INCOME TAXES

         The Company utilizes the asset and liability method prescribed by SFAS No. 109 in accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.


FAIR VALUE OF FINANCIAL INSTRUMENTS

         A summary of the carrying and the fair value of financial instruments at December 31, 2000, is as follows:

                                                                                   CARRYING         FAIR
                                                                                     VALUE          VALUE
                                                                                     -----          -----
                                                                                        (IN THOUSANDS)
         Cash.............................................................         $  2,744       $  2,744
         Notes receivable from officers and employees.....................              811            811
         Long-term debt, including current portion........................           38,151         38,151

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

RECLASSIFICATIONS

         Certain 1998 and 1999 amounts have been reclassified to conform with the 2000 presentation.

2.  NEW ACCOUNTING PRONOUNCEMENTS:

         On December 8, 1999, the United States Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company reviewed its revenue recognition procedures and is satisfied that it is in compliance with this SAB.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities (SFAS No. 133)". This statement requires the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. SFAS No. 133, as amended, is effective for the Company beginning January 1, 2001. The Company adopted the statement effective January 1, 2001; there was no impact as the Company was not a party to any derivative instruments.

         In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and Issue 00-14, "Accounting for Certain Sales Incentives", (collectively, "the Issues"). The Company adopted the Issues in the fourth quarter of 2000 and has restated its quarterly and annual financial statements to conform to the requirements of the Issues. There was no effect on net income as a result of the adoption of the Issues. The net effect of the adoption of the Issues was an increase in net sales of $5.9 million, $4.8 million and $5.1 million; an increase in cost of sales of $5.8 million, $4.7 million and $5.1 million; a decrease in selling, general and administrative expenses of $0.6 million, $0.6 million and $1.0 million; and a decrease in other income of $0.7 million, $0.7 million and $1.0 million in the years ended December 31, 1998, 1999 and 2000, respectively.


3. NON-RECURRING OPERATING CHARGES:

         The non-recurring operating charges recorded at December 31, 2000, consist of an $8.5 million charge for the impairment of goodwill and other assets associated with acquisitions completed before 1999, a $2.0 million charge to write-off fixed assets of computer systems which are being replaced and facilities which have been closed, and $0.3 million of accruals primarily associated with future rent on closed facilities. Approximately $4.5 million and $6.3 million of this charge pertained to the Electrical Contracting segment and the MRO Segment, respectively.

         As a result of increasingly poor financial results of certain acquired operations, the Company evaluated the recoverability of goodwill and other assets recorded in connection with all of the Company's acquisitions. All of the Company's acquisitions were completed prior to 1999. The Company determined that the expected future undiscounted cash flows of four acquisitions were below their carrying value. These operations have been experiencing declining revenues and margins. In accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", during the fourth quarter of 2000, the Company adjusted the carrying value of these assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $8.5 million.


4. ACQUISITIONS AND DIVESTITURES:


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

         On July 16, 1999, the Company completed the sale of its Valve Segment for approximately $2.65 million; this sale price consisted of $2.04 million in cash, a $.5 million promissory note and the assumption of a $140,000 note payable. As a result, the Company no longer competes in the valve and valve automation business. There was no gain or loss on the sale since the consideration was equal to the net book value of the assets sold. The results of operations of all acquisitions are included since the date of purchase in the historical financial statements.

         During the first quarter of 2000, the Company completed the sale of certain of its MRO fabrication and warehouse properties in Houston, Texas, for approximately $2.8 million in cash. A gain of approximately $1.7 million was recorded as a result of the sale. The Company sold an additional MRO warehouse facility during the second quarter of 2000 for approximately $0.7 million, resulting in a gain of approximately $0.3 million. These gains are included in other income.

         Had such transactions been consummated as of January 1, 1998, the pro-forma effects on the results of operations would not have been significant. Accordingly, selected unaudited consolidated financial information for the Company on a pro-forma basis is not presented.



5. INVENTORY:

         The Company uses the LIFO method of inventory valuation for approximately 60 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                                          DECEMBER 31
                                                  ---------------------------
                                                    1999               2000
                                                  --------           --------
                                                         (IN THOUSANDS)
         Finished goods.........................  $ 25,259           $ 25,770
         Work in process........................     2,208                985
                                                  --------           --------
         Inventories at FIFO....................    27,467             26,755
         Less--LIFO allowance...................    (3,229)            (3,251)
                                                  --------           --------
         Inventories............................  $ 24,238           $ 23,504
                                                  ========           ========

         During 1999, the Company liquidated certain inventories valued using the LIFO method; these inventories had been carried at cost substantially lower than their FIFO costs and resulted in cost of goods sold being decreased by approximately $950,000 with a corresponding increase in income before taxes. No such liquidation of inventory occurred in 2000.

6. PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are comprised of the following:

                                                          DECEMBER 31
                                                  ---------------------------
                                                    1999               2000
                                                  --------           --------
                                                         (IN THOUSANDS)
         Land................................     $  1,834           $ 1,320
         Buildings and leasehold improvements...     8,543             5,263
         Furniture, fixtures and equipment......    13,513             9,812
                                                  --------           -------
                                                    23,890            16,395
         Less--Accumulated depreciation and
           amortization.........................   (10,959)           (7,081)
                                                  --------           -------
                                                  $ 12,931           $ 9,314
                                                  ========           =======

7. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                DECEMBER 31
                                                            ------------------
                                                             1999       2000
                                                            -------    -------
                                                              (IN THOUSANDS)
Long-term debt--
  Credit facility:
      Working capital lines of credit, including
        $5.4 million subject to a forbearance agreement.... $21,425    $24,825
      Term loan component..................................  13,013      9,789
   Note payable to insurance company, 10.125%,
     collateralized by real property, payable in monthly
     installments through December 2006....................   1,354         --

   Subordinated note payable, 7.0% payable in monthly
     installments through June 2003........................   2,050      2,045
   Notes payable to finance company, 8.30%, collateralized
     by warehouse equipment, payable in monthly
     installments through April 2004.......................      --        474
   Notes payable to finance company, 7.74% to 8.21%,
     collateralized by furniture and fixtures, payable in
     monthly installments through April 2004...............     722        570
   Other...................................................   1,422        448
                                                            -------    -------
                                                             39,986     38,151
Less--Current portion......................................  (3,206)    (9,675)
                                                            -------    -------
                                                            $36,780    $28,476
                                                            =======    =======

         Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of three secured lines of credit with various subsidiaries of the Company and a term loan.

         Under the terms of the asset purchase agreement associated with the acquisition of a MRO business in 1997, the Company can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. The Company notified the seller that the adjustment of the purchase price exceeds the $2,045,000 balance of the subordinated note payable. As of July 1, 2000, the Company suspended principal and interest payments on the note. The seller has notified the Company's bank lender that the Company is in default on the subordinated note. The Company's bank lender notified the Company that the default on the subordinated note caused the Company to be in default on one of its secured lines of credit in the amount of $5.4 million. However, the Company and the bank lender have entered into a forbearance agreement whereby the bank lender agreed to forebear taking any action on defaults under the $5.4 million secured line of credit. The bank lender can terminate the forbearance agreement at anytime. The $5.4 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at December 31, 2000.

         In management's opinion, should the $5.4 million secured line of credit be demanded upon termination of the forebearance agreement, the Company would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. The Company intends to aggressively pursue the Company's claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus four percent if the note is in default. Management believes the subordinated note will either be paid off using funds obtained from the seller in settlement of the Company's claims or the subordinated note will be offset against its claims. However, there can be no assurance that the Company will be successful in collecting the funds due under its claims or in offsetting the subordinated note against its claims..

         Subsequent to December 31, 2000, the Company and its bank amended the Credit Facility effective December 31, 2000, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2002, except for the $5.4 million secured line of credit which is in default and callable at anytime under the forebearance agreement previously discussed. Interest accrues at prime plus 1/2% on the revolving portion of the Credit Facility and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate averaged 8.40%, 8.00% and 9.20% during 1998, 1999 and 2000, respectively, and at December 31, 2000, was 9.5%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At December 31, 2000, the Company was not in compliance with these covenants. The bank lender has provided waivers to the Company regarding compliance with the covenants through December 31, 2000, except for the $5.4 million secured line of credit. The bank lender also reduced the minimum monthly earnings requirement throughout 2001 and extended the maturity of the Credit Facility to April 1, 2002. In addition to the $2.7 million of cash at December 31, 2000, after the bank lender waived compliance with certain financial ratios, the Company had $0.4 million available for borrowings under the amended credit facility at December 31, 2000. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants.

         The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

                 2001..........................................     9,675
                 2002..........................................    27,924
                 2003..........................................       328
                 2004..........................................       174
                 2005..........................................        13
                 Thereafter....................................        37
                                                                  -------
                                                                  $38,151
                                                                  =======

8. INCOME TAXES:

         The provision (benefit) for income taxes consists of the following:

                                               YEAR ENDED DECEMBER  31,
                                      -----------------------------------------
                                       1998             1999             2000
                                      -------          -------          -------
                                                   (IN THOUSANDS)
Current--
   Federal ........................   $ 1,794          $   156          $   329
   State ..........................       400              409              620
                                      -------          -------          -------
                                        2,194              565              949
Deferred--
   Federal ........................       (64)             (32)          (2,622)
                                      -------          -------          -------
                                      $ 2,130          $   533          $(1,673)
                                      =======          =======          =======

         The difference between income taxes computed at the federal statutory income tax rate of 34% and the provision (benefit) for income taxes is as follows:

                                                     YEAR ENDED DECEMBER  31,
                                                   ----------------------------
                                                    1998      1999       2000
                                                   -------   -------    -------
                                                          (IN THOUSANDS)

Income taxes computed at federal statutory
  rate .........................................   $ 1,701   $   141    $(3,071)
State income taxes, net of federal benefit .....       264       250        410
Nondeductible goodwill amortization ............        92        82        903
Other ..........................................        73        60         85
                                                   -------   -------    -------
                                                   $ 2,130   $   533    $(1,673)
                                                   =======   =======    =======

         The net current and noncurrent components of deferred income taxes are as follows:

                                                               DECEMBER 31
                                                           -------------------
                                                            1999         2000
                                                           ------       ------
                                                             (IN THOUSANDS)
Net current assets ....................................    $  635       $1,308
Net noncurrent (liabilities) assets ...................      (561)       1,388
                                                           ------       ------
Net asset .............................................    $   74       $2,696
                                                           ======       ======

         Deferred tax liabilities and assets were comprised of the following:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1999     2000
                                                               -----    -------
                                                                (IN THOUSANDS)
Deferred tax assets--
   Amortization of goodwill ................................       3      1,476
   Unamortized rent reduction ..............................      12          2
   Allowance for doubtful accounts .........................     407        701
   Section 263A inventory costs ............................     226        215
   Inventory valuation reserves ............................      --        390
   Other ...................................................     (13)        --
                                                               -----    -------
       Total deferred tax assets ...........................     635      2,784
                                                               -----    -------
Deferred tax liability--
   Difference between financial and tax depreciation of
     assets acquired .......................................   $(561)   $   (88)
                                                               -----    -------
       Net deferred tax asset ..............................   $  74    $ 2,696
                                                               =====    =======

         The Company believes it is more likely than not that the net deferred income tax asset as of December 31, 2000 in the amount of $2.7 million will be realized based primarily on the assumption of future taxable income. The Company has certain state tax net operating loss carryforwards aggregating approximately $4.7 million, which expire in years 2001 through 2019. The losses are from operations which were acquired prior to 1999. A valuation allowance has been recorded to offset the deferred tax asset related to this carryforward.

9. SHAREHOLDERS' EQUITY:

SERIES A AND B PREFERRED STOCK

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


STOCK BONUS PLAN

         On December 28, 1999, the Company issued 46,750 shares of common stock to employees, other than officers, pursuant to an Employee Stock Bonus Plan approved by the Board of Directors. No stock was issued in 2000.


STOCK SPLIT

         In 1998, the Company effected a two-to-one reverse stock split. The Company's financial statements have been restated to reflect the effect of this reverse stock split.


STOCK REDEMPTION

         The 140,214 shares of common stock issued pursuant to the purchase of Pelican were subject to a put option whereby at any time between November 30, 1998, and November 30, 2000, the Company could have been required to purchase all or part of such shares at a price of $14.00 per share. During 1998, the repurchase price of these shares was reduced from $14.00 to $8.88 per share pursuant to certain rights of offset set forth in the purchase agreement. The reduction in the repurchase price has been reflected as a $718,000 reduction of goodwill and equity subject to redemption. In March 1999, the Company agreed to repurchase 80,214 of these common shares at $8.88 per share. Furthermore, as a part of this repurchase, the remaining 60,000 shares outstanding are no longer subject to the put option.

         On July 17, 1998, the Company entered into a stock purchase agreement with a common shareholder. The Company agreed to purchase 43,000 shares for a total of $401,000 in two installments. On September 1, 1998, the Company purchased one-half of the shares for $200,500. The remainder of the shares were purchased during 1999 for $200,500.

STOCK OPTIONS

         The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorize the grant of options to purchase 500,000, 330,000 and 200,000 shares of the Company's shares, respectively. In accordance with these stock option plans which were approved by shareholders, options are granted to key personnel for the purchase of the Company's shares at prices not less than the fair market value of the shares on the dates of grant. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. Activity during 1998, 1999 and 2000 with respect to the stock options follows:

                                                                               WEIGHTED
                                                             OPTION PRICE       AVERAGE
                                              SHARES          PER SHARE      EXERCISE PRICE
                                             ---------      -------------    --------------
Outstanding at December 31, 1997............ 1,349,700      $1.48--$12.00        $ 1.50
   Granted..................................   265,000       7.50--$12.00         10.79
   Exercised................................   (21,200)               .76           .76
   Canceled or expired......................   (20,500)             10.66         10.66
                                             ---------      -------------        ------
Outstanding at December 31, 1998............ 1,573,000      $1.48--$12.00        $ 3.32
   Granted..................................    33,000       4.25--$ 6.88          5.88
   Canceled or expired......................  (104,912)      2.31--$12.00          9.21
                                             ---------      -------------        ------
Outstanding at December 31, 1999............ 1,501,088      $1.48--$12.00        $ 2.83
   Granted..................................   253,057       1.00--$ 2.50          1.59
   Canceled or expired......................   (39,750)      2.50--$12.00          9.59
                                             ---------      -------------        ------
Outstanding at December 31, 2000............ 1,714,395      $1.00--$12.00        $ 2.60
                                             =========      =============        ======
Exercisable at December 31, 2000............ 1,471,255      $1.00--$12.00        $ 2.18
                                             =========      =============        ======

                             OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------         ----------------------------------
                                               WEIGHTED                                   NUMBER
                          NUMBER               AVERAGE            WEIGHTED            EXERCISABLE AT        WEIGHTED
   RANGE OF             OUTSTANDING           REMAINING           AVERAGE              DECEMBER 31,         AVERAGE
EXERCISE PRICE      AT DECEMBER 31, 2000   CONTRACTUAL LIFE    EXERCISE PRICE             2000           EXERCISE PRICE
--------------      --------------------   ----------------    --------------         --------------     --------------
$1.00 to $3.00           1,553,057               5.2               $ 1.75               1,400,000            $ 1.75
$3.01 to $6.00              12,000               8.4                 4.44                   7,020              4.36
$6.01 to $9.00              10,000               4.0                 7.25                   4,000              7.25
$9.01 to $12.00            139,338               2.2                11.64                  60,235             11.67

                         1,714,395               5.0               $ 2.60               1,471,255            $ 2.18

         The outstanding options at December 31, 2000, expire between May 2001 and September 2010, or 90 days after termination of full-time employment. The weighted average remaining contractual life was 4.8 years, 3.8 years and 5.0 years at December 31, 1998, 1999 and 2000, respectively.

EARNINGS PER SHARE

         SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 1998, 1999 and 2000:

                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1998          1999         2000
                                                         ---------     ---------    ---------
Common stock outstanding, beginning of period ........   4,157,361     4,156,806    4,071,685
Weighted average common stock issued in stock
  option exercise ....................................      15,150            --           --
Less: weighted average treasury shares repurchased         (13,192)      (81,814)          --
                                                         ---------     ---------    ---------
Shares used in computing basic earnings per share ....   4,159,319     4,074,992    4,071,685
Dilutive effect of stock options, net of assumed
  repurchase of treasury stock .......................   1,016,430            --           --
Dilutive effect of convertible preferred stock .......     420,000            --           --
                                                         ---------     ---------    ---------
Shares used in computing diluted earnings per share ..   5,595,749     4,074,992    4,071,685
                                                         =========     =========    =========

STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Compensation expense recognized under APB 25 was $0, $39,000 and $0 in 1998, 1999 and 2000, respectively.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1998, 1999 and 2000: risk-free interest rates of 6.0 percent for 1998 and 1999 and 6.4% for 2000; expected lives of five to ten years, assumed volatility of 18.4% for 1998 and 1999 and 140% for 2000; and no expected dividends.

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

                                                              1998                   1999                    2000
                                                      --------------------   --------------------   ----------------------
                                                         AS                     AS                     AS
                                                      REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED     PRO FORMA
                                                      --------   ---------   --------   ---------   --------     ---------
Net income (loss) attributable to common
  shareholders (in thousands)........................  $ 2,784    $ 2,616     $ (208)    $ (430)    $ (7,448)    $  (7,809)
Basic earnings (loss) per common share...............  $   .67    $   .63     $ (.05)    $ (.09)    $  (1.83)    $   (1.92)
Diluted earnings (loss) per common share.............  $   .51    $   .48     $ (.05)    $ (.09)    $  (1.83)    $   (1.92)

10. COMMITMENTS AND CONTINGENCIES:

         The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2000, for noncancelable leases are as follows (in thousands):

                 2001..........................................  $  1,783
                 2002..........................................     1,320
                 2003..........................................     1,080
                 2004..........................................       727
                 2005..........................................       456
                 Thereafter....................................     1,235
                                                                 --------
                                                                 $  6,601
                                                                 ========

         Rental expense for operating leases was $1,949,130, $2,143,067 and $2,550,909 for the years ended December 31, 1998, 1999 and 2000, respectively.

         From time to time the Company is party to various legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of any of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

11. EMPLOYEE BENEFIT PLANS:

         DXP provides an employee stock ownership plan (ESOP) to substantially all employees. Employer contributions are at the discretion of the board of directors. The ESOP held 862,000 shares of the Company's common stock at December 31, 2000. The Company expensed contributions for the ESOP of $150,000 in 1998 and 1999. The Company also offers a 401(k) plan which is eligible to substantially all employees. The Company matches employee contributions at a rate of 50 percent up to 4 percent of salary deferral. The Company contributed to the 401(k) plan $214,000, $132,000 and $386,000 in the years ended December 31, 1998, 1999 and 2000, respectively.

12. RELATED-PARTY TRANSACTIONS:

         The Company has made two loans to an executive officer in the amounts of $149,910 and $58,737, respectively, each bearing interest at 9 percent per annum. The total outstanding balance of such loans including accrued interest was $209,914 at December 31, 1999, and $241,935 at December 31, 2000.

                 An executive officer of the Company, who is also a shareholder, has personally guaranteed up to $500,000 of the obligations of the Company under the Credit Facility. Additionally, certain shares held in trust for this executive officer's children are also pledged to secure the line of credit. The Board of Directors of the Company has approved the Company making advances upon future bonuses to this same executive, not to exceed the amount of the monthly principal and interest payments on a personal $500,000 loan to this executive made by the lender. Additionally, the Company from time to time has made noninterest-bearing advances to this officer. As of December 31, 1999 and 2000, the outstanding advances amounted to $473,871 and $537,973, respectively. As of April 16, 2001, the lender has loaned $455,000 to the Company, which in turn was advanced to the officer, who then retired his personal loan with the lender.


13. SEGMENT DATA:

         The MRO Segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearings, power transmission equipment, general mill, safety supply and electrical products categories. The Electrical Contractor Segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The Company began offering electrical products to electrical contractors following its acquisition of the assets of two electrical supply businesses in 1998. The assets of the Valve Segment were sold in July, 1999. As a result, the Company no longer competes in the valve and valve automation business. The Valve Segment sold pneumatic, hydraulic and electric actuators for critical or high-pressure service applications or remote valve operation applications, to operators of refineries and pipelines.

         All business segments operate primarily in the United States.

         The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

         Financial information relating the Company's segments is as follows:


                                            ELECTRICAL
                                  MRO       CONTRACTOR    VALVE       TOTAL
                               ---------     --------     ------    ---------
                                                (IN THOUSANDS)
1998
Sales                          $ 186,079     $ 13,759     $9,541    $ 209,379
Operating income                   7,415          715         13        8,143
Identifiable assets               67,326        9,363      4,392       81,081
Capital expenditures               3,842           13          4        3,859
Depreciation & amortization        1,581          190         49        1,820

1999
Sales                          $ 167,636     $ 13,354     $3,695    $ 184,685
Operating income (loss)            3,088         (483)       294        2,899
Identifiable assets               64,889        8,812         --       73,701
Capital expenditures               2,218            8         --        2,226
Depreciation & amortization        1,784          211         21        2,016

2000
Sales                            170,685       11,957         --      182,642
Operating loss                    (2,725)      (5,027)        --       (7,752)
Identifiable assets               62,144        4,995         --       67,139
Capital expenditures               1,201           31         --        1,232
Depreciation & amortization        1,771          174         --        1,945

Operating income for 2000 for the MRO segment and the Electrical Contractor Segment include non-recurring operating charges of $6.3 million and $4.5 million, respectively.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial information for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                FIRST      SECOND        THIRD        FOURTH
                                               QUARTER     QUARTER      QUARTER       QUARTER
                                               -------     -------      -------       -------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
1998
Sales                                          $ 50.4       $ 54.2       $ 53.8        $ 51.0
Gross profit                                     12.6         13.7         14.0          13.7
Net income                                        0.9          1.1          0.7           0.2
Earnings per share-assuming dilution             0.15         0.20         0.13          0.03

1999
Sales                                          $ 49.7       $ 47.6       $ 45.4        $ 42.0
Gross profit                                     12.9         11.8         11.7          10.5
Net income (loss)                                 0.3         (0.4)         0.1          (0.1)
Earnings (loss) per share-assuming dilution      0.05        (0.10)        0.02         (0.02)

2000
Sales                                          $ 45.1       $ 45.1       $ 46.0        $ 46.5
Gross profit                                     10.9         11.3         11.6          11.7
Net income (loss)                                 0.7          0.1          0.2          (8.4)
Earnings (loss) per share-assuming dilution      0.15         0.03         0.05         (2.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

         The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS INCLUDED IN THIS REPORT:

       1. Financial Statements (included under Item 8):

                                                                            PAGE
                                                                            ----
DXP ENTERPRISES AND SUBSIDIARIES:

Report of Independent Public Accountants...................................  18
Audited Consolidated Financial Statements
      Consolidated Balance Sheets..........................................  19
      Consolidated Statements of Earnings..................................  20
      Consolidated Statements of Shareholders' Equity......................  21
      Consolidated Statements of Cash Flows................................  22
      Notes to Consolidated Financial Statements...........................  23



       2. Financial Statement Schedules:

          Report of Independent Public Accountants on Supplementary Data

          Schedule II - Valuation and Qualifying Accounts.

          All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(b) REPORTS ON FORM 8-K:

         None.


(c) EXHIBITS:

         Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 37), which index is incorporated herein by reference.

         The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTARY DATA



To DXP Enterprises, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of DXP Enterprises, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated April 17, 2001, in which we expressed an unqualified opinion. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) below is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

ARTHUR ANDERSEN LLP

Houston, Texas
April 17, 2001



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              DXP ENTERPRISES, INC.
                                DECEMBER 31, 2000
                                 (in thousands)

                                                       Balance
                                                         at      Charged to  Charged to               Balance
                                                      Beginning  Costs and    Other                   At End
                         Description                   of Year   Expenses    Accounts  Deductions(1) of Year
                         -----------                   -------   --------    --------  ------------- -------
             Year Ended December 31, 2000
                Deducted from assets accounts:
                  Allowance for doubtful accounts:     $1,535       $734        $--            $381   $1,888


             Year Ended December 31, 1999
                Deducted from assets accounts:
                  Allowance for doubtful accounts:     $1,155       $794        $--            $414   $1,535


             Year Ended December 31, 1998
                Deducted from assets accounts:
                  Allowance for doubtful accounts:       $814       $343        $--              $2   $1,155


             (1) Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DXP ENTERPRISES, INC.
                              (Registrant)

                              By: /s/              DAVID R. LITTLE
                                  ---------------------------------------------
                                                   David R. Little
                                               Chairman of the Board,
                                        President and Chief Executive Officer

Dated: April 17, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               NAME                                                  TITLE                                DATE
               ----                                                  -----                                ----
/s/            DAVID R. LITTLE                 Chairman of the Board, President,                      April 17, 2001
--------------------------------------------   Chief Executive Officer and Director
               David R. Little                 (Principal Executive Officer)


/s/             MAC McCONNELL                  Senior Vice-President/Finance                          April 17, 2001
--------------------------------------------   and Chief Financial Officer
                Mac McConnell                  (Principal Financial and Accounting
                                                Officer)

/s/             CLETUS DAVIS                   Director                                               April 17, 2001
--------------------------------------------
                Cletus Davis

/s/           KENNETH H. MILLER                Director                                               April 17, 2001
--------------------------------------------
              Kenneth H. Miller

/s/             THOMAS V. ORR                  Director                                               April 17, 2001
--------------------------------------------
                Thomas V. Orr

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                              DESCRIPTION
------                                                              -----------
3.1        --    Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the
                 Registrant's Registration Statement On Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

3.2        --    Bylaws (incorporated by reference Exhibit 3.2 to the Registrant's Registration Statement on
                 Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

4.1        --    Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant's
                 Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20,
                 1998).

4.2        --    See Exhibit 3.1 for provisions of the Company's Restated Articles of Incorporation, as amended, defining the rights of the holders of Common Stock.

4.3        --    See Exhibit 3.2 for provisions of the Company's Bylaws defining the rights of holders of Common
                 Stock.

10.1       --    DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit
                 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
                 1999).

10.2       --    DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 1999).

10.3       --    DXP Enterprises, Inc. Long Term Incentive Plan, as amended (incorporated by reference to
                 Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

10.4       --    Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                 Kenneth H. Miller (incorporated by reference to the Registrant's Registration Statement on Form
                 S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

10.5       --    Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                 Tommy Orr (incorporated by reference to the Registrant's Registration Statement on Form S-4
                 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

10.6       --    Stock Option Agreement dated effective as of May 7, 1996, between SEPCO Industries, Inc. and
                 Cletus Davis (incorporated by reference to the Registrant's Registration Statement on Form S-4
                 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

10.7       --    Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO
                 Industries, Inc. and David R. Little (incorporated by reference to the Registrant's Registration
                 Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

10.8       --    Employment Agreement dated effective as of July 15, 1996, between SEPCO Industries, Inc. and
                 David R. Little (incorporated by reference to Exhibit No. 10.8 to the Registrant's Registration
                 Statement on Form S-1 (Reg. No. 333-53387), filed with the Commission on May 22, 1998).


EXHIBIT
NUMBER                                                              DESCRIPTION
------                                                              -----------
10.9       --    Second Amended and Restated Loan and Security Agreement dated effective as of April 1, 1994, by and between Barclays Business Credit, Inc. and SEPCO Industries, Inc., as amended by First Amendment to Second Amended and Restated Loan and Security Agreement and Secured Promissory Note dated May,
                    1995, by and between SEPCO Industries, Inc. and Shawmut Capital Corporation, successor-in-interest by assignment to Barclays Business Credit, Inc., as amended by Second Amendment to Second Amended and Restated Loan and Security Agreement dated April 3, 1996, by and between SEPCO Industries, Inc.
                    and Fleet Capital Corporation, formerly known as Shawmut Capital Corporation, as amended by Third
                    Amendment to Second Amended and Restated Loan and Security Agreement dated September 9, 1996, by and between SEPCO Industries, Inc. and Bayou Pumps, Inc. and Fleet Capital Corporation, as amended by
                    Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated October 24, 1996, by and between SEPCO Industries, Inc. American MRO, Inc. and Fleet Capital Corporation and as
                    amended by Letter Agreement dated November 4, 1996, from Fleet Capital Corporation to SEPCO
                    Industries, Inc., Bayou Pumps, Inc. and American MRO, Inc. (incorporated by reference to Amendment
                    No. 4 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the
                    Commission on November 6, 1996).

10.10      --   Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated June 2, 1997, by and among SEPCO Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and Fleet Capital
                    Corporation (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's
                    Quarterly Report on Form 10-Q on Form 10-Q/A for the Quarterly period ended June 30, 1997, filed with Commission on November 17, 1997).

10.11      --   Sixth Amendment to Second Amended and Restated Loan and Security Agreement and Amendment to
                    Other Agreements dated April 29, 1998, by And among Sepco Industries, Inc., Bayou Pumps, Inc. and
                    American MRO, Inc. and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the
                    Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 14, 1998).

10.12      --   Seventh Amendment to Second Amended and Restated Loan and Security Agreement dated June 30,
                    1998, by and among Sepco Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and Fleet Capital
                    Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 10, 1998).

10.13      --   Eighth Amendment to Second Amended and Restated Loan and Security Agreement dated October 20,
                    1998, by and among Sepco Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and Fleet Capital
                    Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-Q for the quarterly period ended September 30, 1997, filed with the Commission on November 13,
                    1998).

10.14      --   Promissory Note dated December 31, 1989, in the aggregate principal amount of $149,910.00, made by David R. Little and payable to SEPCO Industries, Inc. (incorporated by reference to the
                    Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on
                    August 12, 1996).

10.15      --   Promissory Note dated December 31, 1989, in the aggregate principal amount of $58,737.00, made by David R. Little and payable to SEPCO Industries, Inc. (incorporated by reference to the
                    Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on
                    August 12, 1996).

+10.16     --   SEPCO Industries, Inc. Employee Stock Ownership Plan (incorporated by reference to Amendment
                    No. 1 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the
                    Commission on August 13, 1996).

EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------
10.17      --   Amendment No. Two to SEPCO Industries, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 26, 1998).

10.18      --   Amendment No. Three to SEPCO Industries, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 26, 1998).

10.19      --   August 1999 Amendment to Loan and Security Agreement dated August 13, 1999, by and among DXP
                    Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.20      --   August 1999 Amendment to Second Amended and Restated Loan and Security Agreement and
                    Modification to Other Agreements dated August 13, 1999, by and among SEPCO Industries, Inc., Bayou
                    Pumps, Inc., American MRO, Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit
                    10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
                    1999).

10.21      --   August 1999 Amendment to Loan and Security Agreement Dated August 13, 1999, by and among
                    Pelican State Supply Company, Inc. and Fleet Capital Corporation. (incorporated by reference to
                    Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June
                    30, 1999).

10.22      --   May 1999 Amendment to Second Amended and Restated Loan and Security Agreement and Modification
                    to Other Agreements Dated May 13, 1999, by and among SEPCO Industries, Inc., Bayou Pumps, Inc.,
                    American MRO, Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.4 to the
                    Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999).

10.23      --   May 1999 Amendment to Loan and Security Agreement dated May 13, 1999, by and among Pelican
                    State Supply Company, Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999).

10.24      --   May 1999 Amendment to Loan and Security Agreement dated May 13, 1999, by and among DXP
                    Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999).

10.25      --   Waiver and Amendment dated March 30, 1999 between SEPCO Industries, Inc., Bayou Pumps, Inc.,
                    American MRO, Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.1 to the
                    Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999).

10.26      --   Waiver and Amendment dated March 30, 1999 between Pelican State Supply Company, Inc. and Fleet
                    Capital Corporation. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report
                    on Form 10-Q for the quarterly period ended March 31, 1999).

10.27      --   Waiver and Amendment dated March 30, 1999 between DXP Acquisition, Inc., d/b/a Strategic
                    Acquisition, Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.3 to the
                    Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999).

EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------
10.28      --   Loan and Security Agreement dated June 16, 1997, by and between Fleet Capital Corporation and
                    DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for the
                    quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.29      --   Amendment to Loan and Security Agreement dated April 29, 1998, by and between DXP Acquisition,
                    Inc., d/b/a Strategic Acquisition, Inc. and Fleet Capital Corporation (incorporated by reference to
                    Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 14,
                    1998).

10.30      --   Second Amendment to Loan and Security Agreement dated October 20, 1998, by and between DXP
                    Acquisition, Inc. and Fleet Capital Corporation (incorporated by reference to Exhibit 10.2 to the
                    Registrant's Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1998, filed with the Commission on November 13, 1998).

10.31      --   Continuing Guaranty Agreement dated June 16, 1997, by Pelican State Supply Company, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet
                    Capital Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the
                    Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30,
                    1997, filed with the Commission on November 17, 1997).

10.32      --   Continuing Guaranty Agreement dated June 16, 1997, by DXP Enterprises, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital Corporation
                    (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Quarterly Report
                    on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.33      --   Continuing Guaranty Agreement dated June 16, 1997, by Sepco Industries, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital Corporation
                    (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Quarterly Report
                    on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.34      --   Continuing Guaranty Agreement dated June 16, 1997, by American MRO, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital Corporation
                    (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant's Quarterly Report
                    on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.35      --   Continuing Guaranty Agreement dated June 16, 1997, by Bayou Pumps, Inc., guarantying the indebtedness of DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital Corporation
                    (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Quarterly Report
                    on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.36      --   Continuing Guaranty Agreement dated June 16, 1997, by DXP Acquisition, Inc. d/b/a Strategic
                    Acquisition, Inc., guarantying the indebtedness of Sepco Industries, Inc. to Fleet Capital
                    Corporation (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's
                    Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.37      --   Continuing Guaranty Agreement dated June 16, 1997, by DXP Acquisition, Inc. d/b/a Strategic
                    Acquisition, Inc., guarantying the indebtedness of American MRO, Inc. to Fleet Capital Corporation
                    (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the

EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------
                    Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.38      --   Continuing Guaranty Agreement dated June 16, 1997, by DXP Acquisition, Inc. d/b/a Strategic
                    Acquisition, Inc., guarantying the indebtedness of Bayou Pumps, Inc. to Fleet Capital Corporation
                    (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant's Quarterly Report
                    on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.39      --   Continuing Guaranty Agreement dated June 16, 1997, by DXP Acquisition, Inc. d/b/a Strategic
                    Acquisition, Inc., guarantying the indebtedness of Pelican State Supply Company, Inc. to Fleet
                    Capital Corporation (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the
                    Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30,
                    1997, filed with the Commission on November 17, 1997).

10.40      --   Loan and Security Agreement dated May 29, 1997, by and between Fleet Capital Corporation and
                    Pelican State Supply Company, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June
                    30, 1997, filed with the Commission on November 17, 1997).

10.41      --   Amendment to Loan and Security Agreement dated April 29, 1998, by and between Pelican State
                    Supply Company, Inc. and Fleet Capital Corporation (incorporated by reference to Exhibit 10.2 to the
                    Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 14, 1998).

10.42      --   Continuing Guaranty Agreement dated May 29, 1997, by DXP Enterprises, Inc., guarantying the indebtedness of Pelican State Company, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                    for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.43      --   Continuing Guaranty Agreement dated May 29, 1997, by SEPCO Industries, Inc., guarantying the indebtedness of Pelican State Supply Company, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on
                    Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17,
                    1997).

10.44      --   Continuing Guaranty Agreement dated May 29, 1997, by American MRO, Inc., guarantying the indebtedness of Pelican State Company, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A
                    for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.45      --   Continuing Guaranty Agreement dated May 29, 1997, by Bayou Pumps, Inc., guarantying the indebtedness of Pelican State Supply Company, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on
                    Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17,
                    1997).

10.46      --   Continuing Guaranty Agreement dated May 29, 1997, by Pelican State Supply Company, Inc., guarantying the indebtedness of SEPCO Industries, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on
                    Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17,
                    1997).

EXHIBIT
NUMBER                                                      DESCRIPTION
------                                                      -----------
10.47      --   Continuing Guaranty Agreement dated May 29, 1997, by Pelican State Supply Company, Inc., guarantying the indebtedness of American MRO, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on
                    Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17,
                    1997).

10.48      --   Continuing Guaranty Agreement dated May 29, 1997, by Pelican State Supply Company, Inc., guarantying the indebtedness of Bayou Pumps, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on
                    Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17,
                    1997).

10.49      --   Secured Promissory Note dated April 29, 1998 payable by SEPCO Industries, Inc., Bayou Pumps,
                    Inc. and American MRO, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with the Commission on May 14, 1998).

*21.1      --   Subsidiaries of the Company (incorporated by reference to Exhibit 2.1 to the Registrant's Annual Report on
                    Form 10-K, filed with the Commission on April 17, 2001.

*23.1      --   Consent from Arthur Andersen LLP.



Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.