Form 10-Q
period 2001-03-31
DXP ENTERPRISES INC
filed 2001-05-15
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2001:

                             Common Stock: 4,071,685

================================================================================

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          MARCH 31,       DECEMBER 31,
                                                            2001             2000
                                                       ---------------  ----------------
                                                         (UNAUDITED)       (AUDITED)
                      ASSETS
Current assets:
  Cash.................................................... $   456          $ 2,744
  Trade accounts receivable, net of allowance for
     doubtful accounts of $1,908 and $1,888,
     respectively.........................................  23,650           24,377
  Inventory...............................................  23,780           23,504
  Prepaid expenses and other..............................     863              578
  Deferred income taxes...................................   1,251            1,308
                                                           -------          -------
          Total current assets............................  50,000           52,511
Property, plant and equipment, net........................   9,565            9,314
Goodwill, net.............................................   2,523            2,547
Note receivables from officers and employees..............     813              811
Deferred income taxes.....................................   1,313            1,388
Other assets..............................................     448              568
                                                           -------          -------
          Total assets....................................  64,662           67,139
                                                           =======          =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable................................... 19,284           18,498
  Accrued wages and benefits...............................  1,577              999
  Other accrued liabilities................................  1,107              661
  Current portion of long-term debt........................  9,101            9,675
                                                           -------          -------
          Total current liabilities........................ 31,069           29,833
Long-term debt, less current portion....................... 24,593           28,476
Equity subject to redemption:
  Series A preferred stock -- 1,122 shares.................    112              112
Shareholders' Equity:
  Series A preferred stock, 1/10th vote per share; $1.00
     par value; liquidation preference of $100 per share;
     1,000,000 shares authorized;
     2,992 shares issued and outstanding:..................      2                2
  Series B convertible preferred stock, 1/10th vote
     per share; $1.00 par value; $100 stated value;
     liquidation preference of $100 per share; 1,000,000
     shares authorized; 17,700 shares
     issued, 15,000 shares outstanding and 2,700
     shares in treasury stock..............................     18               18
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 4,257,760 shares issued and 4,071,685
     shares are outstanding and 186,075 shares in
     treasury stock........................................     41               41

  Paid-in capital..........................................  2,765            2,765
  Retained earnings........................................  7,956            7,786
  Treasury stock........................................... (1,894)          (1,894)
                                                           --------         -------
          Total shareholders' equity.......................  8,888            8,718
                                                           -------          -------
          Total liabilities and shareholders' equity       $64,662          $67,139
                                                           =======          =======


            See notes to condensed consolidated financial tatements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ------------------------
                                                      2001            2000
                                                    --------        --------
Sales........................................       $ 46,890        $ 45,014
Cost of sales................................         35,335          34,062
                                                    --------        --------
Gross Profit.................................         11,555          10,952
Selling, general and administrative expenses.         10,363          10,464
                                                    --------        --------
Operating income.............................          1,192             488
Other income.................................             25           1,744
Interest expense.............................           (784)           (930)
                                                    ---------       --------
Income before income taxes...................            433           1,302
Provision for income taxes...................            239             565
                                                    --------        --------
Net income...................................       $    194        $    737
Preferred stock dividend.....................             23              22
                                                    --------        --------
Net Income attributable to common shareholders      $    171        $    715
                                                    ========        ========
Basic earnings per common share..............       $    .04        $    .18
                                                    --------        --------
Common shares outstanding....................          4,072           4,073
                                                    --------        --------
Diluted earnings per share...................       $    .04        $    .15
                                                    --------        --------
Common and common equivalent shares outstanding        4,072           4,867
                                                    --------        --------

            See notes to condensed consolidated financial tatements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ---------------------------
                                                               2001             2000
                                                            ----------       ----------
          OPERATING ACTIVITIES:
          Net income........................................ $     194       $      737
            Adjustments to reconcile net income to
            net cash Provided by (used in) operating
            activities
          Depreciation and amortization.....................       332              539
          Provision (benefit) for deferred income taxes.....       132              (28)
          (Gain) on sale of property and
            equipment.......................................        --           (1,692)
          Changes in operating assets and liabilities:
            Trade accounts receivable.......................       727           (1,211)
            Inventories.....................................      (276)            (382)
            Prepaid expenses and other......................      (167)            (412)
            Accounts payable and accrued liabilities........     1,796            2,864
                                                             ---------       ----------
            Net cash provided by operating activities.......     2,738              415

          INVESTING ACTIVITIES:
          Purchase of property and equipment................      (546)            (364)
          Net proceeds on the sale of assets................        --            2,585
                                                             ---------       ----------
            Net cash provided by/(used in)investing
              activities....................................      (546)           2,221

          FINANCING ACTIVITIES:
          Proceeds from debt................................    41,242           29,754
          Principal payments on revolving line of credit,
            long-term and subordinated debt, and notes

            payable to bank.................................   (45,699)         (34,454)
          Dividends paid....................................       (23)             (22)
                                                             ---------       ----------
              Net cash used in financing activities.........    (4,480)          (4,722))
                                                             ---------       ----------
          DECREASE IN CASH..................................    (2,288)          (2,086)
          CASH AT BEGINNING OF PERIOD.......................     2,744            2,991
                                                             =========       ==========
          CASH AT END OF PERIOD............................. $     456       $      905
                                                             =========       ==========

            See notes to condensed consolidated financial statements.

                      DXP ENTERPRISES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. DXP Enterprises, Inc. (the "Company") believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K Annual Report for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

NOTE 2: THE COMPANY

         DXP Enterprises, Inc. and subsidiaries (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments:
Maintenance, Repair and Operating (MRO) and Electrical Contractor.

NOTE 3: RECENT OPERATIONS AND LIQUIDITY

         The Company sustained a net loss of approximately $7.4 million during fiscal year 2000 primarily from non-recurring operating charges of $10.8 million. This operating loss coupled with a default on a subordinated note payable caused the Company to be in violation of covenants under the Credit Facility with its bank lender; consequently, the Company reclassified the subordinated note and a portion of its debt under the Credit Facility to a current liability in 2000, as well as for the quarter ended March 31, 2001 (see
Note 6 below for further discussion).

         For first quarter of 2001, the Company generated $433,000 in income before taxes. Revenues and gross profit increased from the comparable period in 2000, resulting from improved sales and margins in its MRO segment. Additionally, sales, general and administrative expenses are lower when compared to the first and fourth quarter of 2000 (see "Management's Discussion and Analysis of Financial Condition and Result of Operations" for further information). The Company was in compliance with its financial covenants for the first quarter of 2001. In addition to $0.5 million of cash on hand, the Company has approximately $3.5 million available for additional borrowings under its Credit Facility at March 31, 2001.

NOTE 4: INVENTORY

         The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 61 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:


                               MARCH 31, 2001     DECEMBER 31, 2000
                               --------------     -----------------
                                         (IN THOUSANDS)
     Finished goods......         $ 25,257             $25,770
     Work in process.....            1,915                 985
                                  --------             -------
     Inventories at FIFO.           27,172              26,755
     Less - LIFO allowance          (3,392)             (3,251)
                                  --------             -------
     Inventories.........         $ 23,780             $23,504
                                  ========             =======

NOTE 5: DIVESTITURES

         During the first quarter of 2000, the Company sold a warehouse facility for approximately $2.8 million in cash. A gain of approximately $1.7 million was recorded as other income as a result of the sale.

NOTE 6: LONG-TERM DEBT

         Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of three secured lines of credit with various subsidiaries of the Company and a term loan.

         Under the terms of the asset purchase agreement associated with the acquisition of a MRO business in 1997, the Company can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. The Company notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, the Company suspended principal and interest payments on the note. The seller has notified the Company's bank lender that the Company is in default on the subordinated note. The Company's bank lender notified the Company that the default on the subordinated note caused the Company to be in default on one of its secured lines of credit with an outstanding balance of $4.1 million at March 31, 2001. However, the Company and the bank lender have entered into a forbearance agreement whereby the bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate the forbearance agreement at anytime. The $4.1 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at March 31, 2001.

         In management's opinion, should the $4.1 million balance of the secured line of credit be demanded upon termination of the forebearance agreement, the Company would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. The Company intends to aggressively pursue the Company's claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. The Company did not accrue interest or penalty interest on the subordinated note for the three months ended March 31, 2001. Management believes the subordinated note will either be paid off using funds obtained from the seller in settlement of the Company's claims or the subordinated note will be offset against its claims. However, there can be no assurance that the Company will be successful in collecting the funds due under its claims or in offsetting the subordinated note against its claims.

         During April of 2001, the Company and its bank amended the Credit Facility effective December 31, 2000, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2002, except for the $4.1 million balance of the secured line of credit which is in default and callable at anytime under the forebearance agreement previously discussed. Interest accrues at prime plus 1/2% on the revolving portion of the Credit Facility and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at March 31, 2001, was 8.0%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At March 31, 2001, the Company was in compliance with these covenants. In addition to the $0.5 million of cash on hand at March 31, 2001 the Company had $3.5 million available for borrowings under the amended credit facility at March 31, 2001. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future the Company will be able to do so or that the lender will be willing to waive such non-compliance or further amend such covenants.

NOTE 7: EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            2001                2000
                Basic:
                   Average shares outstanding                              4,071,685            4,072,718
                   Net income attributable to common shareholders    $       171,000      $       715,000
                   Per share amount                                  $           .04      $           .18

                Diluted:
                   Average shares outstanding                              4,071,685            4,072,718
                   Net effect of dilutive stock options--
                      based on the treasury stock method                          --              374,375
                   Assumed conversion of Class B convertible
                      preferred stock                                             --              420,000

                Total                                                      4,071,685            4,867,093
                Net income for diluted earnings per share            $       171,000      $       737,000
                Per share amount                                     $           .04      $           .15

For the three months ended March 31, 2001, the Class B convertible preferred stock is anti-dilutive and is excluded from the computation of diluted earnings per share.

NOTE 8: SEGMENT REPORTING

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

         Financial information relating the Company's segments is as follows:

                                                ELECTRICAL
                                    MRO         CONTRACTOR      TOTAL
                                    ---         ----------      -----
2001
Sales                            $  43,958     $     2,932     $ 46,890
Operating income                     1,317            (125)       1,192


2000
Sales                            $  42,223     $     2,791     $ 45,014
Operating income (loss)                550             (62)         488

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

         SALES. Revenues for the quarter ended March 31, 2001, increased $1.9 million, or 4.2%, to approximately $46.9 million from $45.0 million in 2000. Sales for the MRO Segment increased $1.7 million, or 4.0%, primarily due to an improvement in the oil and gas industry. Sales for the Electrical Contractor segment increased by $0.1 million, or 5.0%, for the current quarter when compared to same period in 2000. This increase is the result of an effort to increase sales.

         GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.3% for the first quarter of 2001, when compared to the same period in 2000. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 19.0% in the three months ended March 31, 2001, down from 26.5% in the comparable period of 2000. This decline resulted from lower margin sales associated with the effort to increase sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended March 31, 2001, decreased by approximately $0.1 million when compared to the same period in 2000. As a percentage of revenue, the 2001 expense declined by approximately 1.1% to 22.1% from 23.2% for 2000. This decrease is primarily attributable to a decrease in depreciation and amortization expense during the current quarter resulting from the write-off of certain fixed assets and intangible assets in the fourth quarter of 2000.

         OPERATING INCOME. Operating income for the first three months of 2001 increased $0.7 million when compared to the same period in 2000. This increase is the net of an $0.8 million increase in operating income for the MRO Segment and a $0.1 million increase in the operating loss for the Electrical Contractor Segment. The improved operating income for the MRO segment is the result of increased sales and gross profit combined with reduced selling, general and administrative expenses. The increased loss for the Electrical Contractor Segment is the result of lower gross margins, partially offset by reduced amortization expense due to the write-off of intangibles in the fourth quarter of 2000.

         INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2001 decreased by $0.1 million to $0.8 million from $0.9 million during the same period in 2000. This decline results from a lower average debt balance for the first three months of 2001 when compared to the first quarter of 2000 as well as lower interest rates.

         OTHER INCOME. Other income was approximately $1.7 million lower in 2001 than in 2000 due to a $1.7 million gain on the sale of a warehouse facility during 2000.

         INCOME TAXES. The effective tax rate for the quarter ended March 31, 2001, of 55% increased from 43% for the same period in 2000 because of the higher 2000 income before tax resulting from the $1.7 million gain on the sale of the warehouse facility. The amount of permanent differences between tax and book income for the two periods was approximately the same.

         NET INCOME. Excluding the gain on the sale of the warehouse facility in 2000, net income increased by $0.6 million in 2001 from a loss of $0.4 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

         Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our line of credit for working capital. We had approximately $3.5 million available for borrowings under the revolving portion of the Credit Facility at March 31, 2001. Working capital at March 31, 2001 and December 31, 2000 was approximately $18.9 million and $22.7 million, respectively. During the first three months of 2001 and 2000, we collected trade receivables in approximately 51 and 47 days, respectively. For the three months ended March 31, 2001 and 2000, we turned our inventory approximately five and four times, respectively, on an annualized basis.

         Under the terms of the asset purchase agreement associated with the acquisition of a MRO business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of our secured lines of credit with an outstanding balance of $4.1 million at March 31, 2001. However, we have entered into a forbearance agreement with our bank lender whereby the bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate the forbearance agreement at anytime. The $4.1 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at March 31, 2001.

         In our opinion, should the $4.1 million balance of the secured line of credit be demanded upon termination of the forebearance agreement, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. The Company did not accrue interest or penalty interest on the subordinated note for the three months ended March 31, 2001. We believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

         During April of 2001, we amended the Credit Facility with our bank lender effective December 31, 2000, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2002, except for the $4.1 million balance of the secured line of credit which is in default and callable at anytime under the forebearance agreement previously discussed. Interest accrues at prime plus 1/2% on the revolving portion of the Credit Facility and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at March 31, 2001, was 8.0%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain cash flow and other financial ratios. We have, from time to time, not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At March 31, 2001, we are in compliance with these covenants. In addition to the $0.5 million of cash on hand at March 31, 2001, we had $3.5 million available for borrowings under the amended credit facility at March 31, 2001. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants

         We generated cash through operating activities of approximately $2.7 million in the first three months of 2001 as compared to $0.4 million during the first three months of 2000. This increase is primarily attributable to improved operating income and to a decrease in accounts receivable in 2001 compared to an increase in accounts receivable in 2000. In the first quarter of 2001, sales increased approximately $0.3 million from the fourth quarter of 2000; for the comparable period in 2000, sales increased approximately $3.0 million from the fourth quarter of 1999.

         We used cash from investing activities of approximately $0.5 million in the first three months of 2001 as compared to generating $2.2 million in cash during the first three months of 2000. This decrease results from the first quarter 2000 sale of a warehouse facility for approximately $2.8 million in cash. Fixed asset purchases of $0.5 during the first quarter of 2001 related primarily to computer software. Capital expenditures of $0.4 million during the first three months of 2000 were related primarily to computer equipment and developing an e-commerce website, which we subsequently wrote-off during the fourth quarter of 2000.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we will require additional debt or equity financing to meet our future debt service obligations. Such financing may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2002. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

         We would require additional capital to fund any future acquisitions. At this time, we do not plan to grow through acquisitions unless the market price of our common stock rises to levels that will make acquisitions accretive to our earnings or we generate excess cash flow. We may also pursue additional equity or debt financing to fund future acquisitions, although we may not be able to obtain additional financing on attractive terms.

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

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities (SFAS No. 133)". This statement requires the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives are accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. SFAS No. 133, as amended, is effective for us beginning January 1, 2001. We adopted the statement effective January 1, 2001; there was no impact on our financial results as we were not a party to any derivative instruments.

    In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and Issue 00-14, "Accounting for Certain Sales Incentives", (collectively, "the Issues"). We adopted the Issues in the fourth quarter of 2000 and have restated our quarterly and annual financial statements to conform to the requirements of the Issues. There was no effect on net income as a result of the adoption of the Issues. The net effect of the adoption of the Issues was an increase in net sales of $1.3 million, an increase in cost of sales of $1.3 million, a decrease in selling, general and administrative expenses of $0.2 million and a decrease in other income of $0.2 million for the quarter ended March 31, 2000.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Risk of Being Delisted From the Nasdaq SmallCap Market

         We have been notified by Nasdaq Staff, in a letter dated April 17, 2001, that we have failed to comply with the minimum bid price and market value of public float requirements for continued listing as set forth in Marketplace Rule 4310, and that our common stock, therefore, is subject to delisting from the Nasdaq SmallCap Market. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review Nasdaq Staff's determination and have been granted a hearing on June 6, 2001. DXP's common stock will continue to be listed on the Nasdaq SmallCap Market pending the results of the hearing. There can be no assurance that the Nasdaq Panel will grant our request for continued listing.

         If DXP's common stock is delisted from the Nasdaq SmallCap Market, we expect our common stock will be available for quotation on the OTC Bulletin Board electronic quotation system, and shareholders will be able to access current trading information, including the last trade, bid and ask quotations, and share volume.

  Risks Related to Internal Growth Strategy

         Future results for us will depend in part on our success in implementing our internal growth strategy, which includes expanding existing product lines and adding new product lines. Our ability to implement this strategy will depend on our success in acquiring and integrating new product lines and marketing integrated supply arrangements such as those being pursued by us through our SmartSource program. Although we intend to increase sales and product offerings to existing customers, improve our business to business e-commerce capability through outsourcing our website and reduce costs through consolidating certain administrative and sales functions, there can be no assurance that we will be successful in these efforts.

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

Risk Associated with Default on Subordinated Note Payable

         Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of our secured lines of credit with an outstanding balance of $4.1 million at March 31, 2001. However, we have entered into a forbearance agreement with our bank lender whereby the bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate the forbearance agreement at any time. The $4.1 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at March 31, 2001.

         In our opinion, should the $4.1 million balance of the secured line of credit be demanded upon termination of the forebearance agreement, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. The Company did not accrue interest or penalty interest on the subordinated note for the three months ended March 31, 2001. We believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.

         3.1 -- Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with Commission on August 20, 1998)

         3.2 -- Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg.
                 No. 333-10021), filed with the Commission on August 12, 1996).

        10.1 -- April 2001 Amendment to Second Amended and Restated Loan and Security Agreement and Modification to Other Agreements Dated April 16, 2001 by and among Sepco Industries, Inc., Bayou Pump, Inc., American MRO, Inc. and Fleet Capital Corporation

  (b)  Reports on Form 8-K.

  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DXP ENTERPRISES, INC.
                                       (Registrant)

                                       By: /s/       MAC McCONNELL
                                           -------------------------------------
                                               Mac McConnell
                                               Senior Vice-President/Finance and
                                                   Chief Financial Officer

Dated: May 15, 2001

                                  EXHIBIT INDEX





EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

  3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with Commission on
          August 20, 1998)

  3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

 10.1 -- April 2001 Amendment to Second Amended and Restated Loan and Security Agreement and Modification to Other Agreements Dated
          April 16, 2001 by and among Sepco Industries, Inc., Bayou Pump,Inc., American MRO, Inc. and Fleet Capital Corporation