Form 10-Q
period 2001-06-30
DXP ENTERPRISES INC
filed 2001-08-14
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001:

                             Common Stock: 4,071,685


================================================================================

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            JUNE 30,     DECEMBER 31,
                                                               2001          2000
                                                         ---------------  ----------
                                                           (UNAUDITED)
                          ASSETS
 Current assets:
   Cash...............................................    $ 1,433          $ 2,744
   Trade accounts receivable, net of allowance for
      doubtful accounts of $1,908 and $1,888,
      respectively....................................     21,868           24,377
   Inventory..........................................     23,651           23,504
   Prepaid expenses and other.........................      1,080              578
   Deferred income taxes..............................        916            1,308
                                                          -------          -------
           Total current assets.......................     49,948           52,511
 Property, plant and equipment, net...................      9,261            9,314
 Goodwill, net........................................      2,508            2,547
 Receivables from officers and employees..............      1,266              811
 Deferred income taxes................................      1,491            1,388
 Other assets.........................................        428              568
                                                          -------          -------
           Total assets...............................     63,902           67,139
                                                          =======          =======

          LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Trade accounts payable and accrued liabilities.....     19,831           18,498
   Accrued wages and benefits.........................      1,134              999
   Other accrued liabilities..........................      1,065              661
   Current portion of long-term debt..................      8,211            9,675
                                                          -------          -------
           Total current liabilities..................     30,241           29,833
 Long-term debt, less current portion.................     24,441           28,476
 Equity subject to redemption:
   Series A preferred stock -- 1,122 shares...........        112              112
 Shareholders' Equity:
   Series A preferred stock, 1/10th vote per share;
      $1.00 par value; liquidation preference of
      $100 per share; 1,000,000 shares authorized;
      2,992 shares issued and outstanding:............          2                2
   Series B convertible preferred stock, 1/10th vote
      per share; $1.00 par value; $100 stated value;
      liquidation preference of $100 per share;
      1,000,000 shares authorized; 17,700 shares
      issued, 15,000 shares outstanding and 2,700
      shares in treasury stock........................         18               18
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 4,257,760 shares issued and
      4,071,685 shares are outstanding and 186,075
      shares in treasury stock........................         41               41
   Paid-in capital....................................      2,765            2,765
   Retained earnings..................................      8,176            7,786
   Treasury stock.....................................     (1,894)          (1,894)
                                                          --------         -------
           Total shareholders' equity.................      9,108            8,718
                                                          -------          -------
           Total liabilities and shareholders'
              equity .................................    $63,902          $67,139
                                                          =======          =======


            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                  -----------------------------   -----------------------------
                                                       2001           2000             2001            2000
                                                  -------------- --------------   --------------  -------------

Sales........................................        $ 45,696       $ 45,057         $ 92,586        $ 90,071
Cost of sales................................          34,081         33,734           69,416          67,796
                                                     --------       --------         --------        --------
Gross profit.................................          11,615         11,323           23,170          22,275
Selling, general and administrative expenses.          10,531         10,437           20,894          20,901
                                                     --------       --------         --------        --------
Operating income.............................           1,084            886            2,276           1,374
Other income.................................              16            352               41           2,096
Interest expense.............................            (669)          (918)          (1,453)         (1,848)
                                                     ---------      --------         ---------       --------

Income before income taxes...................             431            320              864           1,622
Provision for income taxes...................             191            182              430             747
                                                     --------       --------         --------        --------
Net income...................................        $    240       $    138         $    434        $    875
Preferred stock dividend.....................              22             23               45              45
                                                     --------       --------         --------        --------
Net Income attributable to common shareholders       $    218       $    115         $    389        $    830
                                                     ========       ========         ========        ========
Basic earnings per common share..............        $    .05       $    .03         $    .10        $    .20
                                                     --------       --------         --------        --------
Common shares outstanding....................           4,072          4,077            4,072           4,077
                                                     --------       --------         --------        --------
Diluted earnings per share...................        $    .05       $    .03         $    .10        $    .19
                                                     --------       --------         --------        --------
Common and common equivalent shares outstanding         4,503          4,078            4,076           4,684
                                                     --------       --------         --------        --------

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                          -------------------------
                                                             2001             2000
                                                          ----------      ---------
 OPERATING ACTIVITIES:
 Net income.........................................      $      434       $      875
     Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities
     Depreciation and amortization..................             707            1,029
     Provision (benefit) for deferred income taxes..             289              (62)
     (Gain) on sale of property and equipment.......              --           (1,976)
     Changes in operating assets and liabilities:
       Trade accounts receivable......... ..........           2,509           (1,310)
       Inventories..................................            (147)            (526)
       Prepaid expenses and other...................            (818)             (80)
       Accounts payable and accrued liabilities.....           1,870            2,648
                                                          ----------       ----------
       Net cash provided by operating activities....           4,844              598

 INVESTING ACTIVITIES:
     Purchase of property and equipment.............            (611)            (667)
     Net proceeds on the sale of assets.............              --            3,233
                                                          ----------       ----------
     Net cash provided by/(used in) investing
      activities....................................            (611)           2,566

FINANCING ACTIVITIES:
Proceeds from debt..................................          89,116           90,450
Principal payments on revolving line of credit,
   long-term and subordinated debt, and notes
   payable to bank..................................         (94,615)         (95,169)
Dividends paid......................................             (45)             (45)
                                                          ----------       ----------
       Net cash used in financing activities........          (5,544)          (4,764)
                                                          ----------       -----------

DECREASE IN CASH....................................          (1,311)          (1.600)
CASH AT BEGINNING OF PERIOD.........................           2,744            2,991
                                                          ==========       ==========
CASH AT END OF PERIOD...............................      $    1,433       $    1,391
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

NOTE 3: RECENT OPERATIONS AND LIQUIDITY

         The Company sustained a net loss of approximately $7.4 million during fiscal year 2000 primarily from non-recurring operating charges of $10.8 million. This operating loss coupled with a default on a subordinated note payable caused the Company to be in violation of covenants under the Credit Facility with its bank lender; consequently, the Company reclassified the subordinated note and a portion of its debt under the Credit Facility to a current liability in 2000, as well as at June 30, 2001 (see Note 6 below for further discussion).

         For first six months of 2001, the Company generated $864,000 in income before taxes. Revenues and gross profit increased from the comparable period in 2000, resulting from improved sales and margins in its MRO segment (see "Management's Discussion and Analysis of Financial Condition and Result of Operations" for further information). The Company was in compliance with its financial covenants for the second quarter of 2001. In addition to $1.4 million of cash on hand, the Company has approximately $4.3 million available for additional borrowings under its Credit Facility at June 30, 2001.

NOTE 4: INVENTORY

         The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 62 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                           JUNE 30, 2001      DECEMBER 31, 2000
                                           -------------      -----------------
                                                    (IN THOUSANDS)
                Finished goods...........   $  25,779             $25,770
                Work in process..........       1,200                 985
                                             --------             -------
                Inventories at FIFO......      26,979              26,755
                Less - LIFO allowance....      (3,328)             (3,251)
                                             ---------            -------
                Inventories..............    $ 23,651             $23,504
                                             ========             =======

NOTE 5: DIVESTITURES

         During the first six months of 2000, the Company sold two warehouse facilities for approximately $3.5 million in cash. Gains of approximately $2.0 million were recorded as other income as a result of the sales.

NOTE 6: LONG-TERM DEBT

         Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of three secured lines of credit with various subsidiaries of the Company and a term loan.

         Under the terms of the asset purchase agreement associated with the acquisition of a MRO business in 1997, the Company can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. The Company notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, the Company suspended principal and interest payments on the note. The seller has notified the Company's bank lender that the Company is in default on the subordinated note. The Company's bank lender notified the Company that the default on the subordinated note caused the Company to be in default on one of its secured lines of credit with an outstanding balance of $3.9 million at June 30, 2001. However, the bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate this forbearance at anytime. The $3.9 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at June 30, 2001.

         In management's opinion, should payment of the $3.9 million balance of the secured line of credit be demanded, the Company would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. During January, 2001, the Company filed suit against the seller to collect the purchase price adjustment. In February, 2001, the seller filed a counterclaim against the Company to collect the balance of the subordinated note and accrued interest. The Company expects to attend a court mandated mediation meeting during the third quarter of 2001. The Company intends to aggressively pursue the Company's claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. The Company did not accrue interest or penalty interest on the subordinated note for the six months ended June 30, 2001. Management believes the subordinated note will either be paid off using funds obtained from the seller in settlement of the Company's claims or the subordinated note will be offset against its claims. However, there can be no assurance that the Company will be successful in collecting the funds due under its claims or in offsetting the subordinated note against its claims.

         During August of 2001, the Company and its bank amended the Credit Facility effective August 14, 2001, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004, except for the $3.9 million balance of the $5.8 million secured line of credit which is in default and callable at anytime. Interest accrues at prime plus 1/2% on approximately $19 million of the Credit Facility, prime plus 1 1/2% on the $5.8 line of credit which is in default, and prime plus 1 1/2 % on the term portion ($9.3 million at June 30, 2001) of the Credit Facility. The prime rate at June 30, 2001, was 6.75%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At June 30, 2001, the Company was in compliance with these covenants. In addition to the $1.4 million of cash on hand at June 30, 2001 the Company had $4.3 million available for borrowings under the amended credit facility at June 30, 2001. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future the Company will be able to do so or that the lender will be willing to waive such non-compliance or further amend such covenants.

NOTE 7: EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                  -----------------------------   -----------------------------
                                                       2001           2000             2001            2000
                                                  -------------- --------------   -------------    ------------
Basic:
Average shares outstanding                          4,071,685        4,076,618        4,071,685      4,076,618
Net income attributable to common shareholders    $   218,000     $    115,000     $    389,000    $   830,000
Per share amount                                  $       .05     $        .03     $        .10    $       .20

Diluted:
Average shares outstanding                          4,071,685        4,076,618        4,071,685      4,076,618
Net effect of dilutive stock options--
  Based on the treasury stock method                   11,235            1,219            4,485        187,797
Assumed conversion of Class B convertible
  Preferred stock                                     420,000               --               --        420,000
                                                  -----------     --------------   ------------    -----------
Total                                               4,502,920          4,077,837      4,076,170      4,684,415
Net income for diluted earnings per share         $   240,000     $      115,000   $    389,000    $   875,000
Per share amount                                  $       .05     $          .03   $        .10    $       .19



For the three months ended June 30, 2000, and the six months ended June 30, 2001, the Class B convertible preferred stock is anti-dilutive and is excluded from the computation of diluted earnings per share.

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

         Financial information relating the Company's segments is as follows:

                                        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------        ---------------------------
                                                  ELECTRICAL                            ELECTRICAL
                                      MRO         CONTRACTOR       TOTAL       MRO       CONTRACTOR     TOTAL
                                      ---         -----------      -----       ---       ----------     -----
2001
Sales                            $  42,964        $   2,732      $ 45,696   $  86,922       5,664      $ 92,586
Operating income (loss)              1,276             (192)        1,084       2,593        (317)        2,276

2000
Sales                            $  41,949        $   3,108      $ 45,057   $  84,172       5,899      $ 90,071
Operating income (loss)              1,025             (139)          886       1,575        (201)        1,374

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

         SALES. Revenues for the quarter ended June 30, 2001, increased $0.6 million, or 1.4%, to approximately $45.7 million from $45.1 million in 2000. Sales for the MRO Segment increased $1.0 million, or 2.4%, primarily due to an improvement in the oil and gas industry. Sales for the Electrical Contractor segment decreased by $0.4 million, or 12.1%, for the current quarter when compared to same period in 2000. This decrease in sales is the result of a slow down in the construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.3% for the second quarter of 2001, when compared to the same period in 2000. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 21.4% in the three months ended June 30, 2001, down from 23.1% in the comparable period of 2000. This decline resulted from lower margin sales associated with a slow down in the construction business for electrical contractors.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended June 30, 2001, increased by approximately $0.1 million when compared to the same period in 2000. This 0.9% increase is consistent with the 1.4% increase in sales between the two periods. As a percentage of revenue, the 2001 expense declined by approximately 0.1% to 23.1% from 23.2% for 2000. This decrease is primarily attributable to sales increasing by a greater percentage than expenses increased.

         OPERATING INCOME. Operating income for the second quarter of 2001 increased $0.2 million when compared to the same period in 2000. This increase is the net of a $0.3 million increase in operating income for the MRO Segment and a $0.1 million increase in the operating loss for the Electrical Contractor Segment. The improved operating income for the MRO segment is the result of increased sales and gross profit combined with reduced selling, general and administrative expenses. The increased loss for the Electrical Contractor Segment is the result of lower gross margins, partially offset by reduced amortization expense due to the write-off of intangibles in the fourth quarter of 2000.

         INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2001 decreased by $0.2 million to $0.7 million from $0.9 million during the same period in 2000. This decline results from lower interest rates as well as a lower average debt balance for the second quarter of 2001 when compared to the second quarter of 2000.

         OTHER INCOME. Other income was approximately $0.3 million lower in 2001 than in 2000 due to a $0.3 million gain on the sale of a warehouse facility during 2000.

         INCOME TAXES. The effective tax rate for the quarter ended June 30, 2001, of 44% decreased from 57% for the same period in 2000 because of the higher 2001 income before tax. The amount of permanent differences between tax and book income for the two periods was approximately the same. Additionally, state income taxes decreased because profitability improved in operations in certain states which incurred losses in 2000 for which a state tax benefit was not realized in 2000.

         NET INCOME. Excluding the gain on the sale of the warehouse facility in 2000, net income increased to $0.2 million in 2001 from approximately breakeven in 2000.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2001

         SALES. Revenues for the six months ended June 30, 2001, increased $2.5 million, or 2.8% to approximately $92.6 million from $90.1 million in 2000. Sales for the MRO Segment increased $2.7 million, or 3.3% primarily due to an improvement in the oil and gas industry. Sales for the Electrical Contractor segment decreased by $0.2 million, or 4%, for the current six months when compared to same period in 2000. This decrease is the result of a slow down in the construction business for electrical contractors..

         GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.3% for the first half of 2001, when compared to the same period in 2000. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 20.7% in the six months ended June 30, 2001, down from 25.1% in the comparable period of 2000. This decline resulted from lower margin sales associated with a slowdown in the construction business for electrical contractors.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the six months ended June 30, 2001 and 2000, were $20.9 million for both periods. As a percentage of revenue, the 2001 expense declined by approximately 0.6% to 22.6% from 23.2% for 2000. This decrease is primarily attributable to the increase in sales compared to the same level of expenses.

         OPERATING INCOME. Operating income for the first half of 2001 increased $0.9 million when compared to the same period in 2000. This increase is the net of a $1.0 million increase in operating income for the MRO Segment and a $0.1 million increase in the operating loss for the Electrical Contractor Segment. The improved operating income for the MRO segment is the result of increased sales and gross profit combined with reduced selling, general and administrative expenses. The increased loss for the Electrical Contractor Segment is the result of reduced sales and gross margins, partially offset by reduced amortization expense due to the write-off of intangibles in the fourth quarter of 2000.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 decreased by $0.4 million to $1.4 million from $1.8 million during the same period in 2000. This decline results from lower interest rates as well as lower average debt balance for the first half of 2001 when compared to the first half of 2000.

         OTHER INCOME. Other income was approximately $2.0 million lower in 2001 than in 2000 due to $2.0 million of gains on the sale of two warehouse facilities during 2000.

         INCOME TAXES. The effective tax rate for the six months ended June 30, 2001, of 50% increased from 46% for the same period in 2000 because of the higher 2000 income before tax resulting from the $2.0 million of gains on the sale of two warehouse facilities. The amount of permanent differences between tax and book income for the two periods was approximately the same.

         NET INCOME. Excluding the gains on the sale of two warehouse facilities in 2000, net income increased by approximately $0.8 million in 2001 from a loss of approximately $0.4 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

         Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our line of credit for working capital. We had approximately $4.3 million available for borrowings under the revolving portion of the Credit Facility at June 30, 2001. Working capital at June 30, 2001 and December 31, 2000 was approximately $19.7 million and $22.7 million, respectively. During the six months of 2001 and 2000, we collected trade receivables in approximately 47 and 49 days, respectively. For the six months ended June 30, 2001 and 2000, we turned our inventory approximately six and five times, respectively, on an annualized basis.

         Under the terms of the asset purchase agreement associated with the acquisition of a MRO business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of our secured lines of credit with an outstanding balance of $3.9 million at June 30, 2001. However, our bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate the forbearance at anytime. The $3.9 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at June 30, 2001.

         In our opinion, should payment of the $3.9 million balance of the secured line of credit be demanded, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. During January, 2001, we filed suit against the seller to collect the purchase price adjustment. In February, 2001, the seller filed a counterclaim against us to collect the balance of the subordinated note and accrued interest. The Company expects to attend a court mandated mediation meeting during the third quarter of 2001. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. We did not accrue interest or penalty interest on the subordinated note for the six months ended June 30, 2001. We believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

         During August of 2001, we amended the Credit Facility with our bank lender effective August 14, 2001, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004, except for the $3.9 million balance of the $5.8 million secured line of credit which is in default and callable at anytime. Interest accrues at prime plus 1/2% on approximately $19 million of the Credit Facility, and prime plus 1 1/2 % on the $5.8 line of credit which is in default, and prime plus 1 1/2 % on the term portion ($9.3 million at June 30, 2001) of the Credit Facility. The prime rate at June 30, 2001, was 6.75%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain cash flow and other financial ratios. We have, from time to time, not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At June 30, 2001, we are in compliance with these covenants. In addition to the $1.4 million of cash on hand at June 30, 2001, we had $4.3 million available for borrowings under the amended credit facility at June 30, 2001. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants

         We generated cash through operating activities of approximately $4.8 million in the first six months of 2001 as compared to $0.6 million during the first six months of 2000. This increase is primarily attributable to improved operating income and to a decrease in accounts receivable in 2001 compared to an increase in accounts receivable in 2000. In the second quarter of 2001, sales decreased approximately $0.8 million from the fourth quarter of 2000; for the comparable period in 2000, sales increased approximately $3.1 million from the fourth quarter of 1999.

         We used cash in investing activities of approximately $0.6 million in the first six months of 2001 as compared to generating $2.6 million in cash during the first six months of 2000. This change results from the sales of two warehouse facilities in 2000 for approximately $3.5 million in cash. Capital expenditures of $0.6 million during the first half of 2001 related primarily to computer software. Capital expenditures of $0.7 million during the first half of 2000 were related primarily to computer equipment and developing an e-commerce website, which we subsequently wrote-off during the fourth quarter of 2000.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we will require additional debt or equity financing to meet our future debt service obligations. Such financing may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2004. We will need to extend the maturity of, or replace, our Credit Facility before April 1, 2004. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

    In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and Issue 00-14, "Accounting for Certain Sales Incentives", (collectively, "the Issues"). We adopted the Issues in the fourth quarter of 2000 and have restated our quarterly and annual financial statements to conform to the requirements of the Issues. There was no effect on net income as a result of the adoption of the Issues. The net effect of the adoption of the Issues was an increase in net sales of $1.3 million and $2.5 million, an increase in cost of sales of $1.3 million and $2.5 million, a decrease in selling, general and administrative expenses of $0.2 million and $0.5 million, and a decrease in other income of $0.2 million and $0.5 million, for the quarter and six months ended June 30, 2000, respectively.

    In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued. SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method as the only acceptable method. The statement was effective beginning June 30, 2001. Management has reviewed the requirements of the statement and does not believe it will have a material impact on the financial position or results of operations of the Company.

    In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets are to be separately recognized and amortized. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement will result in the elimination of approximately $79,000 of goodwill amortization, annually, subsequent to December 31, 2001. Additionally, adoption could result in an impairment of goodwill, based on the new fair-value based test, which would be reflected as a cumulative effect of change in accounting principle on January 1, 2002.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. Other than the previously disclosed legal proceedings with the seller of an MRO business to the Company in 1997, the Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 5, 2001, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast.

           NOMINEE                       VOTES FOR                  VOTES AGAINST               VOTES WITHHELD
------------------------------    ---------------------         -------------------         -------------------
David R. Little...............           3,835,590                      --0--                         990
Cletus Davis..................           3,835,727                      --0--                         859
Kenneth H. Miller...........             8,835,821                      --0--                         759


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

Risk Associated with Default on Subordinated Note Payable

         Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of our secured lines of credit with an outstanding balance of $3.9 million at June 30, 2001. However, our bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate the forbearance at any time. The $3.9 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at June 30, 2001.

         In our opinion, should the $3.9 million balance of the secured line of credit be demanded, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. In January, 2001, we filed suit against the seller to collect the purchase price adjustment. In February, 2001, the seller filed a counterclaim against us to collect the balance of the subordinated note and accrued interest. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. The Company did not accrue interest or penalty interest on the subordinated note for the six months ended June 30, 2001. We believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

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



                                       DXP ENTERPRISES, INC.
                                       (Registrant)

                                       By: /s/ MAC McCONNELL
                                          --------------------------------------
                                          Mac McConnell
                                          Senior Vice-President/Finance and
                                          Chief Financial Officer

Dated: August 14, 2001