Form 10-Q
period 2001-09-30
DXP ENTERPRISES INC
filed 2001-11-14
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2001:

                             Common Stock: 4,071,685


================================================================================

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        2001              2000
                                                                    -------------      ------------
                                                                     (UNAUDITED)
                      ASSETS
Current assets:
  Cash ........................................................     $         233      $      2,744
  Trade accounts receivable, net of allowance for
     doubtful accounts of $2,015 and $1,888,
     respectively .............................................            20,662            24,377
  Inventory ...................................................            23,536            23,504
  Prepaid expenses and other ..................................             1,025               578
  Deferred income taxes .......................................               693             1,308
                                                                    -------------      ------------
          Total current assets ................................            46,149            52,511
Property, plant and equipment, net ............................             9,095             9,314
Goodwill, net .................................................             2,488             2,547
Receivables from officers and employees .......................             1,304               811
Deferred income taxes .........................................             1,540             1,388
Other assets ..................................................               362               568
                                                                    -------------      ------------
          Total assets ........................................            60,938            67,139
                                                                    =============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable and accrued liabilities ..............            18,819            18,498
  Accrued wages and benefits ..................................             1,206               999
  Other accrued liabilities ...................................               657               661
  Current portion of long-term debt ...........................             8,473             9,675
                                                                    -------------      ------------
          Total current liabilities ...........................            29,155            29,833
Long-term debt, less current portion ..........................            22,313            28,476
Equity subject to redemption:
  Series A preferred stock -- 1,122 shares ....................               112               112
Shareholders' Equity:
  Series A preferred stock, 1/10th vote per share; $1.00
     par value; liquidation preference of $100 per share;
     1,000,000 shares authorized;
     2,992 shares issued and outstanding: .....................                 2                 2
  Series B convertible preferred stock, 1/10th vote
     per share; $1.00 par value; $100 stated value;
     liquidation preference of $100 per share; 1,000,000
     shares authorized; 17,700 shares
     issued, 15,000 shares outstanding and 2,700 shares in ....                18                18
     treasury stock
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 4,257,760 shares issued and
     4,071,685 shares are outstanding and
     186,075 shares in treasury stock .........................                41                41

  Paid-in capital .............................................             2,765             2,765
  Retained earnings ...........................................             8,426             7,786
  Treasury stock ..............................................            (1,894)           (1,894)
                                                                    -------------      ------------
          Total shareholders' equity ..........................             9,358             8,718
                                                                    -------------      ------------
          Total liabilities and shareholders' equity ..........     $      60,938      $     67,139
                                                                    =============      ============



            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                         --------------------------      --------------------------
                                                            2001            2000            2001            2000
                                                         ----------      ----------      ----------      ----------
Sales ..............................................     $   43,240      $   45,959      $  135,826      $  136,030
Cost of sales ......................................         32,296          34,372         101,712         102,168
                                                         ----------      ----------      ----------      ----------
Gross profit .......................................         10,944          11,587          34,114          33,862
Selling, general and administrative expenses .......          9,914          10,386          30,808          31,287
                                                         ----------      ----------      ----------      ----------
Operating income ...................................          1,030           1,201           3,306           2,575
Other income .......................................             12              92              53           2,188
Interest expense ...................................           (572)           (890)         (2,025)         (2,738)
                                                         ----------      ----------      ----------      ----------
Income before income taxes .........................            470             403           1,334           2,025
Provision for income taxes .........................            198             196             628             943
                                                         ----------      ----------      ----------      ----------
Net income .........................................     $      272      $      207      $      706      $    1,082
Preferred stock dividend ...........................             23              23              68              68
                                                         ----------      ----------      ----------      ----------
Net Income attributable to common shareholders .....     $      249      $      184      $      638      $    1,014
                                                         ==========      ==========      ==========      ==========
Basic earnings per common share ....................     $      .06      $      .05      $      .16      $      .25
                                                         ----------      ----------      ----------      ----------
Common shares outstanding ..........................          4,072           4,077           4,072           4,077
                                                         ----------      ----------      ----------      ----------
Diluted earnings per share .........................     $      .06      $      .05      $      .16      $      .23
                                                         ----------      ----------      ----------      ----------
Common and common equivalent shares outstanding ....          4,586           4,077           4,505           4,622
                                                         ----------      ----------      ----------      ----------

         See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                2001            2000
                                                             ----------      ----------
OPERATING ACTIVITIES:
Net income .............................................     $      706      $    1,082
  Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities
    Depreciation and amortization ......................          1,054           1,444
    Provision (benefit) for deferred income taxes ......            463             (78)
    (Gain) on sale of property and
       equipment .......................................             --          (1,955)
    Changes in operating assets and liabilities:
       Trade accounts receivable .......................          3,713          (1,658)
       Inventories .....................................         (1,241)           (970)
       Prepaid expenses and other ......................           (734)           (279)
       Accounts payable and accrued liabilities ........            483           4,581
                                                             ----------      ----------
       Net cash provided by operating activities .......          4,444           2,167

INVESTING ACTIVITIES:
Purchase of property and equipment .....................           (672)           (915)
Net proceeds on the sale of real estate ................             --           3,231
Net proceeds on the sale of certain
  electrical contractor segment assets .................          1,149              --
                                                             ----------      ----------
   Net cash provided by investing activities ...........            477           2,316

FINANCING ACTIVITIES:
Proceeds from debt .....................................        132,974         132,804
Principal payments on revolving line of credit,
  long-term and subordinated debt, and notes
  payable to bank ......................................       (140,338)       (139,815)
Dividends paid .........................................            (68)            (68)
                                                             ----------      ----------
   Net cash used in financing activities ...............         (7,432)         (7,079)
                                                             ----------      ----------
DECREASE IN CASH .......................................         (2,511)         (2,596)
CASH AT BEGINNING OF PERIOD ............................          2,744           2,991
                                                             ----------      ----------
CASH AT END OF PERIOD ..................................     $      233      $      395
                                                             ----------      ----------


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

NOTE 3: RECENT OPERATIONS AND LIQUIDITY

         The Company sustained a net loss of approximately $7.4 million during fiscal year 2000 primarily from non-recurring operating charges of $10.8 million. This operating loss coupled with a default on a subordinated note payable caused the Company to be in violation of covenants under the Credit Facility with its bank lender; consequently, the Company reclassified the subordinated note and a portion of its debt under the Credit Facility to a current liability in 2000, as well as at September 30, 2001 (see Note 7 below for further discussion).

         For the first nine months of 2001, the Company generated $1,334,000 in income before taxes. Gross profit and operating income increased from the comparable period in 2000, resulting from improved sales and margins in its MRO segment (see "Management's Discussion and Analysis of Financial Condition and Result of Operations" for further information) and reduced selling, general and administrative expenses. The Company was in compliance with its bank loan agreement covenants for the third quarter of 2001. In addition to $0.2 million of cash on hand, the Company has approximately $4.1 million available for additional borrowings under its Credit Facility at September 30, 2001.

NOTE 4:  NEW ACCOUNTING PRONOUNCEMENTS

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

         In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and Issue 00-14, "Accounting for Certain Sales Incentives", (collectively, "the Issues"). We adopted the Issues in the fourth quarter of 2000 and have restated our quarterly and annual financial statements to conform to the requirements of the Issues. There was no effect on net income as a result of the adoption of the Issues. The net effect of the adoption of the Issues was an increase in net sales of $1.3 million and $3.8 million, an increase in cost of sales of $1.3 million and $3.8 million, a decrease in selling, general and administrative expenses of $0.3 million and $0.7 million, and a decrease in other income of $0.3 million and $0.7 million, for the quarter and nine months ended September 30, 2000, respectively.

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

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets are to be separately recognized and amortized. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement will result in the elimination of approximately $79,000 of goodwill amortization, annually, subsequent to December 31, 2001. Additionally, adoption could result in an impairment of up to the $2.5 million of goodwill recorded on our balance sheet at September 30, 2001. The charge for the impairment would be reflected as a cumulative effect of a change in accounting principle on January 1, 2002.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company will adopt SFAS No. 144 beginning January 1, 2002. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

NOTE 5: INVENTORY

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


                                  SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                  ------------------    -----------------
                                               (IN THOUSANDS)
Finished Goods .............           $ 25,630              $ 25,770
Work in Process ............              1,335                   985
                                       --------              --------
Inventories at FIFO ........             26,965                26,755
Less - LIFO allowance ......             (3,429)               (3,251)
                                       --------              --------
Inventories ................           $ 23,536              $ 23,504
                                       ========              ========

NOTE 6: DIVESTITURES

         During the first nine months of 2000, the Company sold two warehouse facilities for approximately $3.5 million in cash. Gains of approximately $2.0 million were recorded as other income as a result of the sales.

NOTE 7: LONG-TERM DEBT

         Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of three secured lines of credit with various subsidiaries of the Company and a term loan.

         Under the terms of the asset purchase agreement associated with the acquisition of a MRO business in 1997, the Company can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. The Company notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, the Company suspended principal and interest payments on the note. The seller has notified the Company's bank lender that the Company is in default on the subordinated note. The Company's bank lender notified the Company that the default on the subordinated note caused the Company to be in default on one of its secured lines of credit with an outstanding balance of $4.2 million at September 30, 2001. However, the bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate this forbearance at anytime. The $4.2 million outstanding balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at September 30, 2001.

         In management's opinion, should payment of the $4.2 million outstanding balance of the secured line of credit be demanded, the Company would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. During January, 2001, the Company filed suit against the seller to collect the purchase price adjustment. In February, 2001, the seller filed a counterclaim against the Company to collect the balance of the subordinated note and accrued interest. The Company expects to attend a court mandated mediation meeting during the fourth quarter of 2001. The Company intends to aggressively pursue the Company's claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. The Company did not accrue interest or penalty interest on the subordinated note for the nine months ended September 30, 2001. Management believes the subordinated note will either be paid off using funds obtained from the seller in settlement of the Company's claims or the subordinated note will be offset against its claims. However, there can be no assurance that the Company will be successful in collecting the funds due under its claims or in offsetting the subordinated note against its claims.

         During August of 2001, the Company and its bank amended the Credit Facility effective August 14, 2001, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004, except for the $4.2 million outstanding balance of the $5.8 million secured line of credit which is in default and callable at anytime. Interest accrues at prime plus 1/2% on approximately $19 million of the Credit Facility, prime plus 1 1/2% on the $5.8 line of credit which is in default, and prime plus 1 1/2 % on the term portion ($9.0 million at September 30, 2001) of the Credit Facility. The prime rate at September 30, 2001, was 6.0%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At September 30, 2001, the Company was in compliance with these covenants. In addition to the $0.2 million of cash on hand at September 30, 2001 the Company had $4.1 million available for borrowings under the amended credit facility at September 30, 2001. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future the Company will be able to do so or that the lender will be willing to waive such non-compliance or further amend such covenants.

NOTE 8: EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                        -------------------------     -------------------------
                                                           2001           2000           2001           2000
                                                        ----------     ----------     ----------     ----------
Basic:
Average shares outstanding ........................      4,071,685      4,076,618      4,071,685      4,076,618
Net income attributable to common shareholders ....     $  249,000     $  184,000     $  638,000     $1,014,000
Per share amount ..................................     $      .06     $      .05     $      .16     $      .25

Diluted:
Average shares outstanding ........................      4,071,685      4,076,618      4,071,685      4,076,618
Net effect of dilutive stock options--
  Based on the treasury stock method ..............         94,800             --         12,979        125,198
Assumed conversion of Class B convertible
  Preferred stock .................................        420,000             --        420,000        420,000
                                                        ----------     ----------     ----------     ----------
Total .............................................      4,586,485      4,076,618      4,621,816      4,504,664
Net income for diluted earnings per share .........     $  272,000     $  184,000     $  706,000     $1,082,000
Per share amount ..................................     $      .06     $      .05     $      .16     $      .23


For the three months ended September 30, 2000, the Class B convertible preferred stock is anti-dilutive and is excluded from the computation of diluted earnings per share.

NOTE 9: SEGMENT REPORTING

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

         During August 2001, the Company sold the majority of the assets of one of the two businesses which comprised the Electrical Contractor segment. Historically, the business which was sold accounted for approximately two thirds of the sales of the segment. No gain or loss was recognized on the sale.

         All business segments operate primarily in the United States.

         The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

         Financial information relating the Company's segments is as follows:


                                   THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                 -------------------------------------     -------------------------------------
                                              ELECTRICAL                                ELECTRICAL
                                   MRO        CONTRACTOR       TOTAL         MRO        CONTRACTOR       TOTAL
                                 --------     ----------      --------     --------     ----------      --------
2001
Sales                            $ 41,431     $    1,809      $ 43,240     $128,353     $    7,473      $135,826
Operating income (loss)             1,119            (89)        1,030        3,711           (405)        3,306
Identifiable Assets                                                          58,382          2,556        60,938
2000
Sales                            $ 42,766     $    3,193      $ 45,959     $126,938     $    9,092      $136,030
Operating income (loss)             1,280            (79)        1,201        2,855           (280)        2,575
Identifiable Assets                                                          63,316          9,208        72,524

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

         SALES. Sales for the quarter ended September 30, 2001, decreased $2.7 million, or 5.9%, to approximately $43.2 million from $46.0 million in 2000. Sales for the MRO Segment decreased $1.3 million, or 3.1%, primarily due to a slowing of the overall economy. Sales for the Electrical Contractor segment decreased by $1.4 million, or 43.3%, for the current quarter when compared to same period in 2000. This decrease in sales is the result of the sale, during August 2001, of the majority of the assets of a business which comprised approximately two thirds of the sales of the Electrical Contractor segment combined with a slow down in the construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales increased to 25.3% for the third quarter of 2001, from 25.2% for the same period in 2000. Gross profit as a percentage of sales for the MRO segment was 25.4% for the third quarter of 2001 and 2000. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 22.1% in the three months ended September 30, 2001, down from 23.3% in the comparable period of 2000. This decline resulted from lower margin sales associated with a slow down in the construction business for electrical contractors.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended September 30, 2001, decreased by approximately $0.5 million when compared to the same period in 2000. This 4.5% decrease is consistent with the 5.9% decrease in sales between the two periods. As a percentage of sales, the 2001 expense increased to 22.9% from 22.6% for 2000. This increase is primarily attributable to sales decreasing by a greater percentage than expenses decreased.

         OPERATING INCOME. Operating income for the third quarter of 2001 decreased $0.2 million when compared to the same period in 2000. This decrease is the result of a $0.2 million decrease in operating income for the MRO Segment. The reduced operating income for the MRO segment is the result of decreased sales and gross profit resulting from the slow down in the overall economy.

         INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2001 decreased by $0.3 million to $0.6 million from $0.9 million during the same period in 2000. This decline results from lower interest rates as well as a lower average debt balance for the third quarter of 2001 when compared to the third quarter of 2000.

         INCOME TAXES. The 42% effective tax rate for the quarter ended September 30, 2001, decreased from 49% for the same period in 2000 because of less state income taxes. State income taxes decreased because profitability declined in operations in certain states which were profitable in 2000 and improved in operations in certain states which incurred losses in 2000 for which a state tax benefit was not realized in 2000.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

         SALES. Sales for the nine months ended September 30, 2001, decreased $0.2 million, or 0.2%, to approximately $135.8 million from $136.0 million in 2000. Sales for the MRO Segment increased $1.4 million, or 1.1% primarily due to an improvement in the oil and gas industry. Sales for the Electrical Contractor segment decreased by $1.6 million, or 18%, for the current nine months when compared to same period in 2000. This decrease is the result of the sale, during August 2001, of the majority of the assets of a business which comprised approximately two thirds of the sales of the Electrical Contractor segment combined with a slow down in the construction business for electrical contractors..

         GROSS PROFIT. Gross profit as a percentage of sales increased to 25.1% for the first nine months of 2001, up from 24.9% for the same period in 2000. Gross profit as a percentage of sales for the MRO segment increased to 25.4% for the nine months ended September 30, 2001, up from 24.9% in the comparable period of 2000. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 21.0% for the nine months ended September 30, 2001, down from 24.4% for the comparable period of 2000. This decline resulted from lower margin sales associated with a slowdown in the construction business for electrical contractors.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2001, declined $0.5 million, or 1.5% to approximately $30.8 million from $31.3 million in 2000. As a percentage of revenue, the 2001 expense declined to 22.7% from 23.0% for 2000. This decrease is primarily attributable to reduced compensation related expenses resulting from reduced headcount.

         OPERATING INCOME. Operating income for the first nine months of 2001 increased $0.7 million when compared to the same period in 2000. All of the increase came from the MRO segment. The improved operating income for the MRO segment is the result of increased sales and gross profit combined with reduced selling, general and administrative expenses. The operating loss for the Electrical Contractor segment increased to $0.4 million for the nine months ended September 30, 2001, up from $0.3 million for the same period of 2000. The larger operating loss for the Electrical Contractor segment results from the lower sales and margins resulting from a slow down in the construction business for electrical contractors.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 decreased by $0.7 million to $2.0 million from $2.7 million during the same period in 2000. This decline results from lower interest rates as well as a lower average debt balance for the first nine months of 2001 when compared to the first nine months of 2000.

         OTHER INCOME. Other income was approximately $2.1 million lower in 2001 than in 2000 due primarily to $2.0 million of gains on the sale of two warehouse facilities during 2000.

         INCOME TAXES. The effective tax rates for the nine month periods ended September 30, 2001, and 2000, were approximately 47% for both periods.

         NET INCOME. Excluding the gains on the sale of two warehouse facilities in 2000, net income increased by approximately $0.8 million in 2001 from a loss of approximately $0.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

         Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our line of credit for working capital. We had approximately $4.1 million available for borrowings under the revolving portion of the Credit Facility at September 30, 2001. Working capital at September 30, 2001 and December 31, 2000 was approximately $17.0 million and $22.7 million, respectively. During the first nine months of 2001 and 2000, we collected trade receivables in approximately 46 and 50 days, respectively. For the nine months ended September 30, 2001 and 2000, we turned our inventory approximately six and five times, respectively, on an annualized basis.

         Under the terms of the asset purchase agreement associated with the acquisition of a MRO business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of our secured lines of credit with an outstanding balance of $4.2 million at September 30, 2001. However, our bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate the forbearance at anytime. The

$4.2 million outstanding balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at September 30, 2001.

         In our opinion, should payment of the $4.2 million outstanding balance of the secured line of credit be demanded, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. During January, 2001, we filed suit against the seller to collect the purchase price adjustment. In February, 2001, the seller filed a counterclaim against us to collect the balance of the subordinated note and accrued interest. The Company expects to attend a court mandated mediation meeting during the fourth quarter of 2001. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. We did not accrue interest or penalty interest on the subordinated note for the nine months ended September 30, 2001. We believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

         During August of 2001, we amended the Credit Facility with our bank lender effective August 14, 2001, which now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004, except for the $4.2 million balance of the $5.8 million secured line of credit which is in default and callable at anytime. Interest accrues at prime plus 1/2% on approximately $19 million of the Credit Facility, and prime plus 1 1/2 % on the $5.8 million line of credit which is in default, and prime plus 1 1/2 % on the term portion ($9.0 million at September 30, 2001) of the Credit Facility. The prime rate at September 30, 2001, was 6.00%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain cash flow and other financial ratios. We have, from time to time, not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At September 30, 2001, we are in compliance with these covenants. In addition to the $0.2 million of cash on hand at September 30, 2001, we had $4.1 million available for borrowings under the amended credit facility at September 30, 2001. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants.

         We generated cash through operating activities of approximately $4.4 million in the first nine months of 2001 as compared to $2.2 million during the first nine months of 2000. This increase is primarily attributable to improved operating income and to a decrease in accounts receivable in 2001 compared to an increase in accounts receivable in 2000. In the third quarter of 2001, sales decreased approximately $3.3 million from the fourth quarter of 2000; for the comparable period in 2000, sales increased approximately $4.0 million from the fourth quarter of 1999.

         We generated cash through investing activities of approximately $0.5 million in the first nine months of 2001 as compared to generating $2.3 million in cash during the first nine months of 2000. This change results from the sales of two warehouse facilities in 2000 for approximately $3.5 million in cash. Capital expenditures of $0.7 million during the first nine months of 2001 related primarily to computer software. Capital expenditures of $0.9 million during the first nine months of 2000 were related primarily to computer equipment and developing an e-commerce website, which we subsequently wrote-off during the fourth quarter of 2000.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to meet our future debt service obligations. Such financing may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2004. We will need to extend the maturity of, or replace, our Credit Facility before April 1, 2004. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.


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



  Risk Associated with Default on Subordinated Note Payable

         Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the outstanding $2.0 million balance of the associated subordinated note payable. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of our secured lines of credit with an outstanding balance of $4.2 million at September 30, 2001. However, our bank lender agreed to forebear taking any action on defaults under the secured line of credit. The bank lender can terminate the forbearance at any time. The $4.2 million outstanding balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at September 30, 2001.

         In our opinion, should the $4.2 million balance of the secured line of credit be demanded, we would be able to refinance the obligation or liquidate it through the proceeds from asset sales or property refinancing. In January, 2001, we filed suit against the seller to collect the purchase price adjustment. In February, 2001, the seller filed a counterclaim against us to collect the balance of the subordinated note and accrued interest. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus 4% if the note is in default. The Company did not accrue interest or penalty interest on the subordinated note for the nine months ended September 30, 2001. We believe the subordinated note will either be paid off using funds obtained from the seller in settlement of our claims or the subordinated note will be offset against our claims. However, there can be no assurance that we will be successful in collecting the funds due under our claims or in offsetting the subordinated note against our claims.

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

                                         DXP ENTERPRISES, INC.
                                         (Registrant)

                                         By:   /s/ MAC McCONNELL
                                            ------------------------------------
                                              Mac McConnell
                                              Senior Vice-President/Finance and
                                                    Chief Financial Officer

Dated: November 14, 2001