Form 10-K
period 2001-12-31
DXP ENTERPRISES INC
filed 2002-03-28
CIK 1020710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                          COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of March 25, 2002: $2,302,635.

         Number of shares of registrant's Common Stock outstanding as of March 25, 2002: 4,071,685

         Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2002 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION


   ITEM                                                                                                     PAGE
   ----                                                                                                     ----
                                                     PART I

    1.       Business.....................................................................................    3
    2.       Properties...................................................................................    8
    3.       Legal Proceedings............................................................................    8
    4.       Submission of Matters to a Vote of Security Holders..........................................    8

                                                    PART II

    5.       Market for the Registrant's Common Equity and Related Stockholder Matters....................    9
    6.       Selected Financial Data......................................................................    9
    7.       Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................................    10
    7A.      Quantitative and Qualitative Disclosures about Market Risk...................................    16
    8.       Financial Statements and Supplementary Data..................................................    17
    9.       Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...................................................................................    33

                                                    PART III

    10.      Directors and Executive Officers of the Registrant...........................................    33
    11.      Executive Compensation.......................................................................    33
    12.      Security Ownership of Certain Beneficial Owners and Management...............................    33
    13.      Certain Relationships and Related Transactions...............................................    33

                                                    PART IV

    14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................    33

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. "Business," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates, " "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

                                     PART I


ITEM 1. BUSINESS

         DXP Enterprises, Inc. (DXP or the Company), a Texas corporation, was incorporated in 1996, to be the successor to a company founded in 1908. Since that time, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers. We are organized into two segments: MRO and Electrical Contractor. We sold our Valve segment in July 1999 and no longer compete in the valve and valve automation business. Sales and operating income for 1999, 2000 and 2001, and indentifiable assets at the close of such years for our business segments are presented in Note 13 of the Notes to the Consolidated Financial Statements.

MRO SEGMENT

         The MRO segment provides MRO products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. We provide a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products categories. We offer our customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor who can purchase products directly from the manufacturer. We also provide integrated services such as system design, fabrication, installation, repair and maintenance for our customers. We offer a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy our customer's unique needs.

         We estimate that annual sales in the United States of MRO products for industrial customers currently exceed $200 billion, of which we estimate over $140 billion are in the major product categories of fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products. Based on 2000 sales as reported by industry sources, we were the 46th largest distributor of MRO products in the United States.

         The industrial distribution market is highly fragmented, with the 250 largest distributors accounting for less than 15% of the total United States market during 2000. As a result, most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at branch distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

         We believe that the current distribution system for industrial products in the United States creates inefficiencies at both the customer and the distributor levels through excess inventory requirements and duplicative cost structures. To compete more effectively, our customers and other users of MRO products seek ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

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

         We currently serve as a first-tier distributor of more than 170,000 stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by our MRO segment include mining, construction, chemical, municipal, food and beverage and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 34 sales offices and two distribution centers strategically located throughout the United States and sold through the sales efforts of employees who generally are compensated on a commission basis.

         Our fluid handling equipment line includes a full line of (i) centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production, (ii) rotary gear pumps for low- to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids, (iii) plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service and (iv) air-operated diaphragm pumps. We also provide various pump accessories. Our bearing products include several types of mounted and unmounted bearings for a variety of applications. Hose products distributed by us include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. We distribute seal products for downhole, wellhead, valve and completion equipment to oilfield service companies. Power transmission products distributed by us include speed reducers, flexible coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses. We offer a broad range of general mill supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools and welding equipment. Our safety products include eye and face protection products, first aid products, protection products, hazardous material handling products, instrumentation and respiratory protection products. We distribute a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses.

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

         We believe we have increased our competitive advantage through our traditional and integrated supply programs, designed to address our customers' specific product and procurement needs. We offer our customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which we assume the procurement and management functions, including ownership of inventory, at the customer's location. Our unique approach to integrated supply allows us to design a program that best fits the needs of each customer. Customers purchasing a number of products in large quantities are able to outsource all or most of those needs to us. For customers with smaller supply needs, we are able to combine our traditional distribution capabilities with our broad product categories and advanced ordering systems to allow the customer to engage in one-stop shopping without the commitment required under an integrated supply contract.

         We acquire our products through numerous original equipment manufacturers. We have distribution agreements with these manufacturers, some of which give us exclusive rights to distribute the manufacturers' products in a specific geographic area. All of our distribution agreements are subject to cancellation by the manufacturer upon one year notice or less. One manufacturer provides products that account for approximately 11% of our revenues. No other manufacturer provides products that account for 10% or more of our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution agreement were canceled. Accordingly, we do not believe that the loss of any one distribution agreement would have a material adverse effect on our business, financial condition or results of operations. Representative manufacturers of our products include Gould's, G&L, Viking, Wilden, National Oilwell, SKF, Torrington/Fafnir, Timken, NTN, Dodge/Reliance, Falk, Gates, Martin Sprocket, T. B. Woods, Emerson, Rexnord, Baldor Electric, Union Butterfield, 3M, Fag Bearing, Tyco, BACOU/DALLOZ, Norton Abrasives, and LaCross Rainfair Safety Products.

         At December 31, 2001, the MRO Segment has 495 full-time employees.

ELECTRICAL CONTRACTOR SEGMENT

         Our Electrical Contractor segment was formed in 1998 with the acquisition of substantially all of the assets of two electrical supply businesses. During August 2001, we sold the majority of the Electrical Contractor segment assets located in San Antonio, Texas. The Electrical Contractor segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The segment has two warehouse and sales facilities in Memphis, Tennessee.

         Our Electrical Contractor segment sells a broad range of products from over 100 vendors. Significant vendors include Cutler-Hammer, Cooper, Killark, 3M, General Electric and Allied. To meet prompt delivery demands of our customers, we maintain large inventories. The majority of sales are on open account.

         At December 31, 2001, the Electrical Contractor segment had 16 full-time employees.

MANAGEMENT INFORMATION SYSTEMS

         We currently operate using multiple computer systems. During 2002, we plan to install a common operating and financial system which will be used by all of our locations. Accordingly, we recorded an impairment of these legacy systems as of December 31, 2000 (see Note 3 of the Notes to the Consolidated Financial Statements).

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

COMPETITION

         Our business is highly competitive. In the MRO segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with larger distributors that provide integrated supply programs and outsourcing services similar to those offered through our SmartSource program, some of which may be able to supply their products in a more efficient and cost-effective manner than us. We also compete with direct mail distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings we offer, we are not aware of any major competitor that offers on a non-direct mail basis a product grouping as broad as what we offer. Further, while certain direct-mail distributors provide product offerings as broad as ours, those competitors do not offer the product application, engineering and after-the-sale services which we provide. In the Electrical Contractor segment we compete against a variety of suppliers of electrical products, many of which may have greater financial and other resources than we do.

INSURANCE

         We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits maintained by us could have a material adverse effect on our financial condition and results of operations. Additionally, we are self-insured for our group health plan, subject to per incident and aggregate loss limits.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         We are subject to various laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration.

         Certain of our operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although we believe that we have adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result, and any such liability could have a material adverse effect on us. We are not currently aware of any situation or condition that we believe is likely to have a material adverse effect on our results of operations or financial condition.

EMPLOYEES

         At December 31, 2001, we had 511 full-time employees. We believe that our relationship with our employees is good.

RISK FACTORS

  Ability to Comply with Financial Covenants of Credit Facility

         Our loan agreements with our bank lender (the "Credit Facility") require that we comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. Our ability to comply with any of the foregoing restrictions will depend on our future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond our control. A failure to comply with any of these obligations could result in an event of default under the Credit Facility, which could permit acceleration of our indebtedness under the Credit Facility. From time to time we have been unable to comply with some of the financial covenants contained in the Credit Facility (relating to, among other things, the maintenance of prescribed financial ratios) and have, when necessary, obtained waivers or amendments to the covenants from our lender. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants.

  Risks Related to Internal Growth Strategy

         Our future results will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas and adding new customers. Our ability to implement this strategy depends on our success in selling more to existing customers, acquiring new customers, hiring qualified sales persons, and marketing integrated forms of supply arrangements such as those being pursued by us through our SmartSource program. Although we intend to increase sales and product offerings to existing customers and reduce costs through consolidating certain administrative and sales functions, there can be no assurance that we will be successful in these efforts.

  Substantial Competition

         Our business is highly competitive. We compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than us. Although many of our traditional distribution competitors are small enterprises selling to customers in a limited geographic area, we also compete with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by our SmartSource program. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than we do. Our competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.

Risk Associated with Default on Subordinated Note Payable

         Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the $2.0 million balance of the subordinated note payable we issued as part of the purchase price. As of July 1, 2000, we suspended principal and interest payments on the note. The seller notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of its secured lines of credit that had a $3.2 million balance outstanding at December 31, 2001. Our bank lender agreed to forebear taking any action on defaults under the associated $5.8 million secured line of credit. The bank lender may terminate this forbearance at any time. The $3.2 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at December 31, 2001.

         In our opinion, should the $3.2 million balance outstanding under the $5.8 million secured line of credit be demanded, we would be able to refinance the obligation or repay it through the proceeds from asset sales or property refinancing. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus four percent if the note is in default. We did not accrue any interest on the note during 2001. We believe the subordinated note will either be repaid using funds obtained from the seller in settlement of our claims or will be offset against our claims. We are negotiating with the seller to resolve this dispute; however, there can be no assurance that we will be successful in collecting the funds due under our claims against the seller or in offsetting the subordinated note against our claims.

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

ITEM 2. PROPERTIES

         We own our headquarters facility in Houston, Texas which has 45,000 square feet of office space. The MRO segment owns or leases 38 branch distribution facilities located in Arkansas, Colorado, Georgia, Idaho, Louisiana, Montana, Nevada, New Mexico, North Dakota, Oklahoma, Texas, and Wyoming. The Electrical Contractor segment owns one facility and leases one facility in Tennessee. These facilities range from 2,500 square feet to 138,000 square feet in size. Those facilities that we do not own are leased for terms generally ranging from one to five years. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. All of the facilities we own are pledged to secure our indebtedness.

ITEM 3. LEGAL PROCEEDINGS

         From time to time we are party to various legal proceedings arising in the ordinary course of our business. We believe that the outcome of any of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Our common stock trades on The Nasdaq SmallCap Market under the symbol "DXPE".

         The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by Nasdaq for the periods indicated.

                                                           HIGH          LOW
                                                           ----          ---
2000
First Quarter ....................................     $     3.75     $     2.09
Second Quarter ...................................     $     2.75     $     0.88
Third Quarter ....................................     $     1.38     $     1.00
Fourth Quarter ...................................     $     1.50     $     0.50

2001
First Quarter ....................................     $     1.00     $     0.56
Second Quarter ...................................     $     1.60     $     0.62
Third Quarter ....................................     $     1.40     $     1.00
Fourth Quarter ...................................     $     1.10     $     0.70

         On March 15, 2002, we had approximately 730 holders of record for outstanding shares of our common stock.

         We anticipate that future earnings will be retained to finance the continuing development of our business. In addition, the Credit Facility prohibits us from declaring or paying any dividends or other distributions on our capital stock except for limited dividends on our preferred stock. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2001 have been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                                                                         YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    1997          1998          1999          2000         2001
                                                 ----------    ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Sales ........................................   $  174,448    $  209,379    $  184,685    $  182,642    $  174,429
Gross profit .................................       44,249        54,147        46,879        45,507        43,805
Operating income (loss)(1)(3) ................        7,434         8,143         2,899        (7,752)        4,034
Income (loss) before income taxes(4) .........        4,670         5,004           415        (9,031)        1,600
Net income (loss) ............................        2,768         2,874          (118)       (7,358)          929
Preferred stock dividend .....................         (103)          (90)          (90)          (90)          (90)
Net income (loss) attributable to common
 shareholders ................................        2,665         2,784          (208)       (7,448)          839
Basic earnings (loss) per common share .......   $     0.65    $     0.67    $    (0.05)   $    (1.83)   $     0.21
Common shares outstanding(2) .................        4,082         4,159         4,075         4,072         4,072
Diluted earnings (loss) per common share .....   $     0.49    $     0.51    $    (0.05)   $    (1.83)   $     0.21
Common and common equivalent shares
 outstanding(2) ..............................        5,703         5,596         4,075         4,072         4,503

                                                    1997          1998         1999           2000          2001
                                                 ----------    ----------    ----------    ----------    ----------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets .................................   $   67,385    $   81,081    $   73,701    $   67,139    $   58,934
Long-term debt obligations ...................       33,395        42,910        36,780        28,476        22,864
Shareholders' equity .........................       13,544        16,120        16,166         8,718         9,557

(1) Year ended December 31, 1998 includes a one-time charge to professional fees and travel costs of $474,000 associated with our decision to discontinue an offering of additional common stock.

(2) Common stock and earnings per share have been restated to give effect to the two-to-one reverse split of the Common Stock which became effective May 12, 1997 and another two-to-one reverse stock split that became effective July 17, 1998.

(3) Year ended December 31, 2000 includes non-recurring charges of $10,791,000 relating to write-offs or impairments of (a) goodwill and other assets from acquired businesses, (b) replaced computer systems, and (c) closed facilities.

(4) Year ended December 31, 2000 includes one-time gains of $2.0 million from the sale of two MRO warehouse facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

GENERAL

         We market our products and services in 16 states to over 25,000 customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for our products generally is subject to changes in the United States economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

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

RESULTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                               1999         %          2000         %          2001         %
                                             --------    --------    --------    --------    --------    --------
                                                                 (IN MILLIONS, EXCEPT PERCENTAGES)
Sales                                        $  184.7       100.0%   $  182.6       100.0%   $  174.4       100.0%
Cost of sales                                   137.8        74.6%      137.1        75.1%      130.6        74.9%
                                             --------    --------    --------    --------    --------    --------
Gross Profit                                     46.9        25.4%       45.5        24.9%       43.8        25.1%
Operating expenses:
    Selling, general and administrative          44.0        23.8%       42.5        23.3%       39.8        22.8%
    Non-recurring operating charges                --          --        10.8         5.9%         --          --
                                             --------    --------    --------    --------    --------    --------
Operating income (loss)                           2.9         1.6%       (7.8)       (4.3)%       4.0         2.3%
Interest expense                                  3.7         2.0%        3.7         2.0%        2.5         1.4%
Other income                                     (1.2)       (0.7)%      (2.5)       (1.4)%      (0.1)         --
                                             --------    --------    --------    --------    --------    --------
Income (loss) before income taxes                 0.4         0.2%       (9.0)       (4.9)%       1.6         0.9%
Provision (benefit) for income taxes              0.5         0.3%       (1.7)       (0.9)%       0.7         0.4%
                                             --------    --------    --------    --------    --------    --------
Net income (loss)                            $   (0.1)       (0.1)%      (7.3)       (4.0)%  $    0.9         0.5%
                                             ========    ========    ========    ========    ========    ========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         SALES. Sales for 2001 decreased $8.2 million, or 4.5%, to approximately $174.4 million from $182.6 million in 2000. Sales for the MRO segment decreased $4.5 million, or 2.6% primarily due to slowing of the overall economy. Sales for the Electrical Contractor segment decreased by $3.7 million, or 31%, when compared to 2000. This decrease is the result of the sale, during August 2001, of the majority of the assets of a business in San Antonio, Texas, which accounted for approximately two thirds of the sales of the Electrical Contractor segment; combined with a slow down in the construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales was 25.1% for 2001, up from 24.9% for 2000. Gross profit as a percentage of sales for the MRO segment increased to 25.2% for 2001, up from 25.0% in 2000. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 23.5% for 2001, down from 24.4% for the comparable period of 2000. This decline resulted from lower margin sales associated with a slowdown in the construction business for electrical contractors.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2001 declined $2.7 million, or 6.3%, to approximately $39.8 million from $42.5 million in 2000. As a percentage of revenue, the 2001 expense declined to 22.8% from 23.3% for 2000. This decrease is primarily attributable to reduced payroll and payroll related expenses.

         OPERATING INCOME. Excluding the $10.8 million of non-recurring operating charges recorded in the fourth quarter of 2000, operating income for 2001 increased $1.0 million, $0.2 million for the Electrical Contractor segment and $0.8 million for the MRO segment, to $4.0 million when compared to $3.0 million for 2000. This improved operating income for the MRO segment is primarily the result of reduced selling, general and administrative expenses. The operating loss for the Electrical Contractor segment decreased to $0.3 million for 2001, from $0.5 million for 2000, excluding the $4.5 million of non-recurring charges in 2000. The reduced operating loss for the Electrical Contractor segment results from the sale during August 2001 of the majority of the assets of a business which was not profitable.

         INTEREST EXPENSE. Interest expense for 2001 decreased by $1.2 million to $2.5 million from $3.7 million for 2000. This decline results from lower interest rates, a lower average debt balance for 2001 when compared to 2000 and suspension of recording interest on the $2.0 million subordinated note.

         OTHER INCOME. Other income was approximately $2.4 million lower in 2001 than in 2000 due primarily to $2.0 million of gains on the sale of two warehouse facilities during 2000.

         INCOME TAXES. As of December 31, 2001, we have recorded net deferred tax assets of $1.5 million representing the future tax benefits of certain accruals not currently deductible. We believe it is more likely than not that the deferred tax assets will be realized through future taxable income. For information concerning the provision for current and deferred income taxes as well as information regarding differences between the effective tax rates and statutory rates, see Note 8 of the Notes to the Consolidated Financial Statements.

         NET INCOME. Excluding the non-recurring charges and the gains on the sale of two warehouse facilities in 2000, net income increased by approximately $1.6 million in 2001 from a loss of approximately $0.7 million in 2000.

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

         GROSS PROFIT. Gross profit as a percentage of sales declined by approximately 0.5% for 2000 when compared to 1999, both on a consolidated basis and for the MRO segment. The majority of this decline occurred at a one location operation, which was acquired prior to 1999. This operation serves primarily one customer. Gross profit as a percentage of sales for the Electrical Contractor segment remained relatively constant for 2000, when compared to 1999, as the segment maintained gross margin but lost market share..

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2000 declined by approximately $1.5 million when compared to 1999. As a percentage of revenue, the 2000 expense declined by approximately 0.5% to 23.3% from 23.8% for 1999.

         NON-RECURRING OPERATING CHARGES. In the fourth quarter of 2000, we recorded $10.8 million of non-recurring operating charges. These charges consist of an $8.5 million charge for the impairment of goodwill and other assets associated with acquisitions completed before 1999, a $2.0 million charge to write-off fixed assets of computer systems which are being replaced and facilities which have been closed, and $0.3 million of accruals primarily associated with future rent on closed facilities. Approximately $4.5 million and $6.3 million of this charge pertained to the Electrical Contractor segment and MRO segment, respectively.

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

         INTEREST EXPENSE. Interest expense for 2000 remained constant when compared to 1999. Although our average outstanding debt balance between the two years was lower in 2000 compared to 1999, the increased interest rates we paid as a result of amending the Credit Facility combined with the market increase in interest rates resulted in interest expense remaining relatively constant.

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

         Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of three secured lines of credit and a term loan with various of our subsidiaries.

         Under the terms of the asset purchase agreement associated with the acquisition of a business in 1997, we can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. We notified the seller that the adjustment of the purchase price exceeds the $2.0 million balance of the subordinated note payable we issued as part of the purchase price. As of July 1, 2000, we suspended principal and interest payments on the note. The seller has notified our bank lender that we were in default on the subordinated note. Our bank lender notified us that the default on the subordinated note caused us to be in default on one of our secured lines of credit that had an outstanding balance of $3.2 million at December 31, 2001. Our bank lender agreed to forebear taking any action on defaults under the associated $5.8 million secured line of credit. The bank lender may terminate the forbearance at any time. The $3.2 million outstanding balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at December 31, 2001. In our opinion, should payment of the $3.2 million balance outstanding under the $5.8 million secured line of credit be demanded, we would be able to refinance the obligation or repay it through the proceeds from asset sales or property refinancing.

         During January, 2001, we filed suit against the seller to collect the purchase price adjustment. In February, 2001, the seller filed a counterclaim against us to collect the balance of the subordinated note and accrued interest. We attended a court mandated mediation meeting during the fourth quarter of 2001 without resolution. We intend to aggressively pursue our claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus four percent if the note is in default. We did not accrue any interest on the subordinated note during 2001. We believe the subordinated note will either be repaid using funds obtained from the seller in settlement of our claims or will be offset against our claims. We are negotiating with the seller to resolve this litigation; however, there can be no assurance that we will be successful in collecting the funds due under our claims against the seller or in offsetting the subordinated note against our claims..

         We amended the Credit Facility with our bank lender effective August 14, 2001. The Credit Facility now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004, except for the $5.8 million secured line of credit which is in default and may be accelerated anytime as discussed above. Interest accrues at prime plus 1/2% on approximately $20.6 million of the Credit Facility, prime plus 1 1/2% on the $5.8 million line of credit which is in default, and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at December 31, 2001, was 4.75%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. From time to time we have not been in compliance with certain covenants under the Credit Facility, including the monthly minimum earnings requirement and the monthly fixed charge coverage ratio. At December 31, 2001, we were in compliance with these covenants. All past violations of the covenants have been waived. Although we expect to be able to comply with the covenants of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants. In addition to the $2.3 million of cash at December 31, 2001, we had $3.6 million available for borrowings under the amended credit facility at December 31, 2001.

         We generated cash in operating activities of approximately $7.2 million in 2001 as compared to $0.3 million in cash used during 2000. This change between the two years is primarily attributable to accounts receivable declining in 2001, thus providing cash versus accounts receivable increasing in 2000, thus using cash.

         We generated cash through investing activities of approximately $0.5 million during 2001 as compared to approximately $2.0 million in cash generated in 2000. This decrease is primarily attributable to the sales of two warehouse properties in 2000, for approximately $3.5 million in cash. In 2001 we sold certain assets of the Electrical Contractor segment for $1.1 million in cash. We also had capital expenditures of approximately $0.7 million for the fiscal year ended December 31, 2001, as compared to $1.2 million during 2000. Capital expenditures during 2000 were related primarily to leasehold improvements associated with the relocation of two of our MRO facilities ($0.5 million), computer equipment and the development of an e-commerce website ($0.7 million) which was subsequently written off. Capital expenditures during 2001 were primarily related to computer software and computer equipment.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during 2002. However, we will require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2004. We will need to extend the maturity of, or replace our Credit Facility on or before April 1, 2004. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations and self-insured medical claims. Actual results could differ from those estimates.

         Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies. Also, see Note 1 of the Notes to the consolidated Financial Statements.

Revenue Recognition

         We recognize revenues when an agreement is in place, price is fixed, title for product passes to the customer or services have been provided, and collectibility is reasonably assured.

Assurance for Doubtful Accounts

         Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts.

Inventory

         Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first-out
(FIFO) and the last-in, first-out (LIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities (SFAS No. 133)". This statement requires the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. SFAS No. 133, as amended, was effective for us beginning January 1, 2001. We adopted the statement effective January 1, 2001; there was no impact on our financial results as we were not a party to any derivative instruments.

         In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and Issue 00-14, "Accounting for Certain Sales Incentives", (collectively, "the Issues"). We adopted the Issues in the fourth quarter of 2000 and have restated our quarterly and annual financial statements to conform to the requirements of the Issues. There was no effect on net income as a result of the adoption of the Issues. The net effect of the adoption of the Issues was an increase in net sales of $4.8 million and $5.1 million; an increase in cost of sales of $4.7 million and $5.1 million; a decrease in selling, general and administrative expenses of $0.6 million and $1.0 million; and a decrease in other income of $0.7 million and $1.0 million in the years ended December 31, 1999 and 2000, respectively.

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

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets with determinable lives are to be separately recognized and amortized. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement will result in the elimination of approximately $79,000 of goodwill amortization, annually, subsequent to December 31, 2001. The new requirements for assessing whether goodwill assets have been impaired involve market-based information. Based on a preliminary review of the new standards, we believe that we will record a noncash, pre-tax goodwill impairment charge of $2.5 million in the first quarter of 2002 when the new standard becomes effective. This charge will be reflected as a cumulative effect of a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion), This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company will adopt SFAS No. 144 beginning January 1, 2002. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

INFLATION

         We do not believe the effects of inflation have any material adverse effect on our results of operations or financial condition. We attempt to minimize inflationary trends by passing manufacturer price increases on to the customer whenever practicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk results from volatility in interest rates. This risk is monitored and managed. Our interest rate exposure is generally limited to our Credit Facility. See "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.

                                           Principal Amount By Expected Maturity
                                            (in thousands except for percentages)
                       -------------------------------------------------------------------------------
                         2002        2003        2004        2005        2006     THEREAFTER    TOTAL
                       --------    --------    --------    --------    --------   ----------  --------

Fixed Rate
     Long-term
     Debt              $  2,378    $    328    $    179    $     13    $     13    $     31    $  2,942

Average
     Interest
     Rate                  7.15%       8.06%       8.26%       8.93%       8.93%       8.93%       7.35%


Floating Rate

Long-term
     Debt              $  4,895    $  1,723    $ 20,577    $     --    $     --    $     --    $ 27,195

 Average
     Interest
     Rate                  6.25%       6.25%       5.50%         --          --          --        5.68%
                       --------    --------    --------    --------    --------    --------    --------

Total
     Maturities        $  7,273    $  2,051    $ 20,756    $     13    $     13    $     31    $ 30,137
                       ========    ========    ========    ========    ========    ========    ========

         Based on our capital structure as of December 31, 2001, a 100 basis point change in interest rates would result in an estimated $0.3 million change in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DXP Enterprises, Inc., and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. (a Texas corporation), and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

March 22, 2002
Houston, Texas

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               DECEMBER 31
                                                                                    --------------------------------
                                                                                         2000              2001
                                                                                    --------------   ---------------
                                     ASSETS

CURRENT ASSETS:
   Cash.........................................................................    $        2,744   $         2,260
   Trade accounts receivable, net of allowance for doubtful
      accounts of $1,888 in 2000 and $ 1,784 in 2001............................            24,377            18,757
   Inventories, net.............................................................            23,504            22,922
   Prepaid expenses and other...................................................               578               341
   Deferred income taxes........................................................             1,308             1,714
                                                                                    --------------   ---------------
   Total current assets.........................................................            52,511            45,994
                                                                                    --------------   ---------------
PROPERTY, PLANT AND EQUIPMENT, net..............................................             9,314             8,820
OTHER ASSETS:
   Intangible assets, net of accumulated amortization of
      $203  in 2000 and $281 in 2001............................................             2,547             2,469
   Receivables from officers and employees  ....................................               811             1,301
   Deferred income taxes........................................................             1,388                --
   Other........................................................................               568               350
                                                                                    --------------   ---------------
                                                                                             5,314             4,120
                                                                                    --------------   ---------------
      Total assets..............................................................    $       67,139   $        58,934
                                                                                    ==============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable and accrued liabilities...............................    $       18,498   $        16,979
   Accrued wages and benefits...................................................               999             1,033
   Current portion of long-term debt............................................             9,675             7,273
   Other accrued liabilities....................................................               661               866
                                                                                    --------------   ---------------
       Total current liabilities................................................            29,833            26,151
                                                                                    --------------   ---------------
LONG-TERM DEBT, less current portion............................................            28,476            22,864
DEFERRED INCOME TAXES...........................................................                --               250
EQUITY SUBJECT TO REDEMPTION:
   Series A preferred stock, 1,122 shares.......................................               112               112
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Series A preferred stock, 1/10th vote per share; $1.00 par value;
      liquidation preference of $100 per share; 1,000,000 shares authorized,
      2,992 shares issued and outstanding.......................................                 2                 2
   Series B convertible preferred stock, 1/10th vote per share;
      $1.00 par value; $100 stated value; liquidation
      preference of $100 per share; 1,000,000 shares authorized,
      17,700 shares issued, 15,000 shares outstanding and 2,700 ................
      shares in treasury stock..................................................                18                18
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 4,257,760 shares issued and 4,071,685
      shares are outstanding and 186,075 shares in treasury stock...............                41                41
   Paid-in capital..............................................................             2,765             2,765
   Retained earnings............................................................             7,786             8,625
   Treasury stock, 188,775 common and preferred shares, at cost.................            (1,894)           (1,894)
                                                                                    --------------   ---------------
      Total shareholders' equity................................................             8,718             9,557
                                                                                    --------------   ---------------
      Total liabilities and shareholders' equity................................    $       67,139   $        58,934
                                                                                    ==============   ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31
                                                     --------------------------------------
                                                        1999          2000         2001
                                                     ----------    ----------    ----------
Sales ............................................   $  184,685    $  182,642    $  174,429
Cost of sales ....................................      137,806       137,135       130,624
                                                     ----------    ----------    ----------
   Gross profit ..................................       46,879        45,507        43,805

Operating expenses:
   Selling, general and administrative expenses ..       43,980        42,468        39,771
   Non-recurring operating charges ...............           --        10,791            --
                                                     ----------    ----------    ----------
      Total operating expenses ...................       43,980        53,259        39,771

Operating income (loss) ..........................        2,899        (7,752)        4,034

Other income .....................................        1,224         2,468            46
Interest expense .................................       (3,708)       (3,747)       (2,480)
                                                     ----------    ----------    ----------

Income (loss) before income taxes ................          415        (9,031)        1,600
Provision (benefit) for income taxes .............          533        (1,673)          671
                                                     ----------    ----------    ----------
Net income (loss) ................................         (118)       (7,358)          929
Preferred stock dividend .........................          (90)          (90)          (90)
                                                     ----------    ----------    ----------
Net income (loss) attributable to
   common shareholders ...........................   $     (208)   $   (7,448)   $      839
                                                     ==========    ==========    ==========
Basic earnings (loss) per common share ...........   $     (.05)   $    (1.83)   $     0.21
                                                     ==========    ==========    ==========
Common shares outstanding ........................        4,075         4,072         4,072
                                                     ==========    ==========    ==========
Diluted earnings (loss) per share ................   $     (.05)   $    (1.83)   $     0.21
                                                     ==========    ==========    ==========
Common and common equivalent
   shares outstanding ............................        4,075         4,072         4,503
                                                     ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SERIES A
                                                   PREFERRED    SERIES B    COMMON    PAID-IN    RETAINED   TREASURY
                                                     TOTAL     PREFERRED     STOCK    CAPITAL    EARNINGS     STOCK        TOTAL
                                                   ----------  ----------  --------   --------   --------   ---------   ----------
BALANCE AT DECEMBER 31, 1998 .....................   $     2   $    18     $     40   $  1,422   $ 15,442   $    (804)  $   16,120
  Dividends paid .................................        --        --           --         --        (90)         --          (90)
  Elimination of remaining common stock subject
   to redemption .................................        --        --            1      1,244         --          --        1,245
  Acquisition of 21,500 shares of common
   stock .........................................        --        --           --         --         --        (200)        (200)
  Acquisition of 80,214 shares of common
   stock associated with the Pelican purchase ....        --        --           --         --         --        (714)        (714)
  Acquisition of 29,124 shares ...................        --        --           --         --         --        (176)        (176)
  Issuance of 46,750 shares of common stock ......        --        --           --         99         --          --           99
  Net loss .......................................        --        --           --         --       (118)         --         (118)
                                                     -------   -------     --------   --------   --------   ---------   ----------

BALANCE AT DECEMBER 31, 1999 .....................   $     2   $    18     $     41   $  2,765   $ 15,234   $  (1,894)  $   16,166
  Dividends paid .................................        --        --           --         --        (90)         --          (90)
  Net loss .......................................        --        --           --         --     (7,358)         --       (7,358)
                                                     -------   -------     --------   --------   --------   ---------   ----------
BALANCE AT DECEMBER 31, 2000 .....................   $     2   $    18     $     41   $  2,765   $  7,786   $  (1,894)  $    8,718
  Dividends paid .................................        --        --           --         --        (90)         --          (90)
  Net income .....................................        --        --           --         --        929         929
                                                     -------   -------     --------   --------   --------   ---------   ----------
BALANCE AT DECEMBER  31, 2001 ....................   $     2   $    18     $     41   $  2,765   $  8,625   $  (1,894)  $    9,557
                                                     =======   =======     ========   ========   ========   =========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31
                                                                   --------------------------------------
                                                                      1999         2000          2001
                                                                   ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................   $     (118)   $   (7,358)   $      929
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities--
      Depreciation and amortization ............................        2,016         1,945         1,381
      Charge for write-off of fixed assets .....................           --         2,331            --
      Charge for impairment of goodwill and associated assets ..           --         8,460            --
      Compensation expense related to stock  option plans ......           39            --            --
   Deferred income taxes .......................................          (32)       (2,622)        1,232
   Loss (gain) on sale of property and equipment ...............          (45)       (1,921)            5
   Changes in operating assets and liabilities--
     Trade accounts receivable .................................        3,099        (3,754)        5,620
     Inventories ...............................................        4,688          (413)         (700)
     Prepaid expenses and other ................................         (349)         (272)          (48)
     Trade accounts payable and accrued liabilities ............        1,230         3,281        (1,280)
                                                                   ----------    ----------    ----------
        Net cash provided by (used in) operating activities ....       10,528          (323)        7,139
                                                                   ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..........................       (2,226)       (1,232)         (691)
   Proceeds from sale of property and equipment ................          850         3,232            --
   Net proceeds on the sale of certain electrical
      contractor segment assets ................................           --            --         1,172
                                                                   ----------    ----------    ----------
      Net cash provided by (used in) investing activities ......       (1,376)        2,000           481
                                                                   ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from debt ........................................      182,887       179,886       176,652
   Principal payments on revolving line of
      credit, long-term and subordinated debt
      and notes payable to bank ................................     (189,592)     (181,720)     (184,666)
   Issuance of common stock ....................................           99            --            --
   Acquisition of preferred and common stock ...................       (1,090)           --            --
   Dividends paid in cash ......................................          (90)          (90)          (90)
                                                                   ----------    ----------    ----------
      Net cash used in
        financing activities ...................................       (7,786)       (1,924)       (8,104)
                                                                   ----------    ----------    ----------
INCREASE (DECREASE) IN CASH ....................................        1,366          (247)         (484)
CASH AT BEGINNING OF YEAR ......................................        1,625         2,991         2,744
                                                                   ----------    ----------    ----------
CASH AT END OF YEAR ............................................   $    2,991    $    2,744    $    2,260
                                                                   ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURES:
   Cash paid for--
      Interest .................................................   $    3,708    $    3,488    $    2,396
                                                                   ==========    ==========    ==========
      Income taxes .............................................   $      394    $      837           179
                                                                   ==========    ==========    ==========
   Cash income tax refund ......................................   $       --    $       --    $      797
                                                                   ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DXP ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

         DXP Enterprises, Inc. and subsidiaries (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments:
Maintenance, Repair and Operating (MRO) and Electrical Contracting The Company sold the Valve segment in 1999. See Note 13 for discussion of the business segments.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

         The Company sells to and has trade receivables from a diversified customer base in the north and southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company continually evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but does not require collateral. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. No customer represents more than 10% of consolidated sales.

INVENTORY

         Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first-out
(FIFO) and the last-in, first-out (LIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.

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

INTANGIBLES

         Intangibles consist of goodwill which is amortized over 35 years using the straight-line method. See Note 2 for discussion of SFAS No. 142 which changes the treatment of goodwill.

FEDERAL INCOME TAXES

         The Company utilizes the asset and liability method prescribed by SFAS No. 109 in accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         A summary of the carrying and the fair value of financial instruments at December 31, 2000 and 2001, is as follows (in thousands):

                                                      2000                  2001
                                               -------------------   -------------------
                                               CARRYING    FAIR      CARRYING    FAIR
                                                VALUE      VALUE      VALUE      VALUE
                                               --------   --------   --------   --------
Cash .......................................   $  2,744   $  2,744   $  2,260   $  2,260
Receivables from officers and employees ....        811        811      1,301        552
Long-term debt, including current portion ..     38,151     38,151     30,137     30,137

         The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.

REVENUE RECOGNITION

         The Company recognizes revenue when an agreement is in place, price is fixed, title for product passes to the customer or services have been provided, and collectibility is reasonably assured.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by the Company in the accompanying financial statements relate to the allowance for doubtful accounts, reserves for inventory valuations and self-insured medical claims. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain 1999 and 2000 amounts have been reclassified to conform with the 2001 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities (SFAS No. 133)". This statement requires the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. SFAS No. 133, as amended, was effective for the Company beginning January 1, 2001. The Company adopted the statement effective January 1, 2001; there was no impact as the Company was not a party to any derivative instruments.

         In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and Issue 00-14, "Accounting for Certain Sales Incentives", (collectively, "the Issues"). The Company adopted the Issues in the fourth quarter of 2000 and has restated its quarterly and annual financial statements to conform to the requirements of the Issues. There was no effect on net income as a result of the adoption of the Issues. The net effect of the adoption of the Issues was an increase in net sales of $4.8 million and $5.1 million; an increase in cost of sales of $4.7 million and $5.1 million; a decrease in selling, general and administrative expenses of, $0.6 million and $1.0 million; and a decrease in other income of $0.7 million and $1.0 million in the years ended December 31, 1999 and 2000, respectively.

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

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets with determinable lives are to be separately recognized and amortized. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement will result in the elimination of approximately $79,000 of goodwill amortization, annually, subsequent to December 31, 2001. The new requirements for assessing whether goodwill assets have been impaired involve market-based information. Based on a preliminary review of the new standards, the Company believes that it will record a noncash, pre-tax goodwill impairment charge of $2.5 million in the first quarter of 2002 when the new standard becomes effective. This charge will be reflected as a cumulative effect of a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion), This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company will adopt SFAS No. 144 beginning January 1, 2002. The impact of such adoption is not anticipated to have a mutual effect on the Company's financial statements.

3. NON-RECURRING 2000 OPERATING CHARGES:

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

         As a result of increasingly poor financial results of certain acquired operations, as of December 31, 1999, the Company evaluated the recoverability of goodwill and other assets recorded in connection with all of the Company's acquisitions. All of the Company's acquisitions were completed prior to 1999. The Company determined that the expected future undiscounted cash flows of four acquisitions were below their carrying value. These operations have been experiencing declining revenues and margins. In accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", during the fourth quarter of 2000, the Company adjusted the carrying value of these assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $8.5 million.

4. DIVESTITURES:

         On July 16, 1999, the Company completed the sale of its Valve segment for approximately $2.6 million; this sale price consisted of $2.0 million in cash, a $0.5 million promissory note and the assumption of a $0.1 million note payable. As a result, the Company no longer competes in the valve and valve automation business. There was no gain or loss on the sale since the consideration was equal to the net book value of the assets sold.

         During the first quarter of 2000, the Company completed the sale of a MRO fabrication and warehouse facility for approximately $2.8 million in cash. A gain of approximately $1.7 million was recorded as a result of the sale. The Company sold an additional MRO warehouse facility during the second quarter of 2000 for approximately $0.7 million, resulting in a gain of approximately $0.3 million. These gains are included in other income.

         During August 2001, the Company sold the majority of the assets of one of the two businesses which comprised the Electrical Contractor segment for approximately $1.1 million in cash. There was no gain or loss on the sale since the consideration was equal to the net book value of the assets sold.

5. INVENTORY:

         The Company uses the LIFO method of inventory valuation for approximately 60 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        2001
                                                                --------    --------
                                                                   (IN THOUSANDS)
Finished goods ..............................................   $ 25,770    $ 25,454
Work in process .............................................        985         921
                                                                --------    --------
Inventories at FIFO .........................................     26,755      26,375
Less--LIFO allowance ........................................     (3,251)     (3,453)
                                                                --------    --------
Inventories .................................................   $ 23,504    $ 22,922
                                                                ========    ========

         During 1999, the Company liquidated certain inventories valued using the LIFO method; these inventories had been carried at cost substantially lower than their FIFO costs and resulted in cost of goods sold being decreased by approximately $950,000 with a corresponding increase in income before taxes. No such liquidation of inventory occurred in 2000 or 2001.

6. PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are comprised of the following:

                                                                     DECEMBER 31,
                                                               ------------------------
                                                                  2000          2001
                                                               ----------    ----------
                                                                    (IN THOUSANDS)
Land .......................................................   $    1,549    $    1,549
Buildings and leasehold improvements .......................        6,624         6,624
Furniture, fixtures and equipment ..........................        8,692         5,628
                                                               ----------    ----------
                                                                   16,865        13,801
Less--Accumulated depreciation and amortization ............       (7,551)       (4,981)
                                                               ----------    ----------
                                                               $    9,314    $    8,820
                                                               ==========    ==========

7. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                            DECEMBER 31
                                                                                     ------------------------
                                                                                        2000           2001
                                                                                     ----------    ----------
                                                                                          (IN THOUSANDS)
Long-term debt-- Credit facility:
    Working capital lines of credit, including $3.2 million in default               $   24,825    $   18,625
    Term loan  component                                                                  9,789         8,571
Subordinated note payable, in default                                                     2,045         2,045
Notes payable to finance companies, 7.74% to 8.93%, collateralized by warehouse equipment, furniture and fixtures, payable in
    monthly installments through April 2004                                               1,044           777
Other                                                                                       448           119
                                                                                     ----------    ----------
                                                                                         38,151        30,137
Less - Current portion                                                                   (9,675)       (7,273)
                                                                                     ----------    ----------
                                                                                     $   28,476    $   22,864
                                                                                     ==========    ==========

         Under the Company's loan agreements with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of three secured lines of credit with various subsidiaries of the Company and a term loan.

         Under the terms of the asset purchase agreement associated with the acquisition of a MRO business in 1997, the Company can require the seller to adjust the purchase price for certain inventory remaining unsold as of July 1, 2000. The Company notified the seller that the adjustment of the purchase price exceeds the $2.0 million balance of the subordinated note payable the Company issued as part of the purchase price. As of July 1, 2000, the Company suspended principal and interest payments on the note. The seller has notified the Company's bank lender that the Company is in default on the subordinated note. The Company's bank lender notified the Company that the default on the subordinated note caused the Company to be in default on one of its secured lines of credit that had a $3.2 million balance outstanding at December 31, 2001. The bank lender agreed to forebear taking any action on defaults under the associated $5.8 million secured line of credit. The bank lender may terminate this forbearance at anytime. The $3.2 million balance of the secured line of credit and the $2.0 million balance of the subordinated note have been included in current maturities of long-term debt at December 31, 2001. In management's opinion, should the $3.2 million balance outstanding under the $5.8 million secured line of credit be demanded, the Company would be able to refinance the obligation or repay it through the proceeds from asset sales or property refinancing.

          During January 2001, the Company filed suit against the seller to collect the purchase price adjustment. In February 2001, the seller filed a counterclaim against the Company to collect the balance of the subordinated note and accrued interest. The Company attended a court mandated mediation meeting during the fourth quarter of 2001 without resolution. The Company intends to aggressively pursue the Company's claims against the seller under the provisions of the asset purchase agreement. The subordinated note provides for an interest rate of prime plus four percent if the note is in default. The Company did not accrue any interest on the note during 2001. Management believes the subordinated note will either be repaid using funds obtained from the seller in settlement of the Company's claims or will be offset against its claims. The Company is negotiating with the seller to resolve this litigation; however, there can be no assurance that the Company will be successful in collecting the funds due under its claims against the seller or in offsetting the subordinated note against its claims.

         The Company and its bank amended the Credit Facility effective August 14, 2001. The Credit Facility now provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004, except for the $5.8 million secured line of credit which is in default and may be accelerated at anytime as described above. Interest accrues at prime plus 1/2% on approximately $20.6 million of the Credit Facility, prime plus 1 1/2% on the $5.8 million line of credit which is in default, and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate averaged, 8.00%, 9.23%, and 6.91% during 1999, 2000, and 2001, respectively, and at December 31, 2001, was 4.75%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At December 31, 2001, the Company was in compliance with these covenants. All past violations of these covenants have been waived. In addition to the $2.3 million of cash at December 31, 2001, the Company had $3.6 million available for borrowings under the Credit Facility at December 31, 2001. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future it will be able to do so or that its lender will be willing to waive such non-compliance or further amend such covenants.

         The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

                 2002.....................................    $     7,273
                 2003.....................................          2,051
                 2004.....................................         20,756
                 2005.....................................             13
                 2006.....................................             13
                 Thereafter...............................             31
                                                              -----------
                                                              $    30,137
                                                              ===========

8. INCOME TAXES:

         The provision (benefit) for income taxes consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1999        2000       2001
                                                       --------    --------    --------
Current --                                                     (IN THOUSANDS)
  Federal ..........................................   $    156    $    329    $   (621)
  State ............................................        409         620          60
                                                       --------    --------    --------
                                                            565         949        (561)

Deferred - Federal .................................        (32)     (2,622)      1,232
                                                       --------    --------    --------
                                                       $    533    $ (1,673)   $    671
                                                       ========    ========    ========

         The difference between income taxes computed at the federal statutory income tax rate of 34% and the provision (benefit) for income taxes is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1999        2000       2001
                                                       --------    --------    --------
                                                                 (IN THOUSANDS)
Income taxes computed at federal statutory rate ....   $    141    $ (3,071)   $    544
State income taxes, net of federal
benefit ............................................        250         410          40
Nondeductible goodwill amortization ................         82         903          --
Other ..............................................         60          85          87
                                                       --------    --------    --------
                                                       $    533    $ (1,673)   $    671
                                                       ========    ========    ========

   The net current and noncurrent components of deferred income taxes are as follows:

                                               DECEMBER 31,
                                           -------------------
                                             2000        2001
                                           --------   --------
                                              (IN THOUSANDS)
Net current assets .....................   $  1,308   $  1,714
Net noncurrent assets (liabilities) ....      1,388       (250)
                                           --------   --------
Net asset ..............................   $  2,696   $  1,464
                                           ========   ========

       Deferred tax liabilities and assets were comprised of the following:

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     2000        2001
                                                                   --------    --------
                                                                      (IN THOUSANDS)

Deferred tax assets --
   Goodwill ....................................................   $  1,476    $    132
   Allowance for doubtful accounts .............................        701         607
   Inventories .................................................        605         709
   Federal net operating loss carryforward (expires in 2021) ...         --         102
   Accruals ....................................................         --         287
   Other .......................................................          2           9
                                                                   --------    --------
       Total deferred tax assets ...............................      2,784       1,846
                                                                   --------    --------
Deferred tax liability --
   Property and equipment ......................................        (88)       (382)
                                                                   --------    --------
Net deferred tax asset .........................................   $  2,696    $  1,464
                                                                   ========    ========


       The Company believes it is more likely than not that the net deferred income tax asset as of December 31, 2001 in the amount of $1.5 million will be realized based primarily on the assumption of future taxable income. The Company has certain state tax net operating loss carryforwards through 2000 aggregating approximately $6.4 million, which expire in years 2002 through 2020. The losses are from operations which were acquired prior to 1999. A valuation allowance has been recorded to offset the deferred tax asset related to these state tax net operating loss carryforwards.

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

STOCK BONUS PLAN

         On December 28, 1999, the Company issued 46,750 shares of common stock to employees, other than officers, pursuant to an Employee Stock Bonus Plan approved by the Board of Directors. No stock was issued in 2000 or 2001.

STOCK OPTIONS

         The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorize the grant of options to purchase 500,000, 330,000 and 200,000 shares of the Company's shares, respectively. In accordance with these stock option plans which were approved by the Company's shareholders, options are granted to key personnel for the purchase of the Company's shares at prices not less than the fair market value of the shares on the dates of grant. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. Activity during 1999, 2000 and 2001 with respect to the stock options follows:

                                                                                 Weighted
                                                            Option Price Per      Average
                                              Shares              Share        Exercise Price
                                            -----------     ----------------   --------------
Outstanding at December 31, 1998 ...          1,573,000       $1.48--$12.00    $      3.32
    Granted ........................             33,000      $4.25 -- $6.88    $      5.88
    Canceled or expired ............           (104,912)      $2.31--$12.00    $      9.21
                                            -----------
Outstanding at December 31, 1999 ...          1,501,088       $1.48--$12.00    $      2.83
    Granted ........................            253,057        $1.00--$2.50    $      1.59
    Canceled or expired ............            (39,750)      $2.50--$12.00    $      9.59
                                            -----------
Outstanding at  December 31, 2000 ..          1,714,395      $ 1.00--$12.00    $      2.60
    Granted ........................            360,500         $.65--$1.23    $      0.97
    Canceled or expired ............           (162,553)      $1.00--$12.00    $      3.07
                                            -----------
Outstanding at December 31, 2001 ...          1,912,342        $.65--$12.00    $      2.26
                                            ===========
Exercisable at December 31, 2001 ...          1,535,665         $.65-$12.00    $      2.26
                                            ===========

                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
 ---------------------------------------------------------------------     ------------------------------
                                    WEIGHTED AVERAGE      WEIGHTED                            WEIGHTED
    RANGE OF            NUMBER          REMAINING         AVERAGE            NUMBER            AVERAGE
 EXERCISE PRICES     OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
 ---------------     -----------    ----------------   --------------      -----------     --------------
$0.01 to $3.00        1,774,057            4.9            $   1.58          1,436,579         $   1.67

$3.01 to $6.00           12,000            7.4                4.44             12,000             4.44

$6.01 to $9.00            2,000            1.7                7.50              1,340             7.50

$9.01 to $12.00         124,285            2.8               11.60             85,746            11.61
                    -----------                                            ----------
                      1,912,342            4.8                2.26          1,535,665             2.26
                    ===========                                            ==========

         The outstanding options at December 31, 2001, expire between January 2003 and July 2011, or 90 days after termination of full-time employment. The weighted average remaining contractual life was 3.8 years, 5.0 years, and 4.8 years at December 31, 1999, 2000, and 2001 respectively.

EARNINGS PER SHARE

         Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1999, 2000 and 2001:

                                                               1999            2000            2001
                                                           ------------    ------------    ------------

Basic:
Basic weighted average shares outstanding                     4,074,992       4.071,685       4,071,685
                                                           ============    ============    ============
Net income (loss) attributable to common shareholders      $   (208,000)   $ (7,448,000)   $    839,000
                                                           ============    ============    ============
Per share amount                                           $       (.05)   $      (1.83)   $        .21
                                                           ============    ============    ============

Diluted:
Basic weighted average shares outstanding                     4,074,992       4,071,685       4,071,685
Net effect of dilutive stock options--
     based on the treasury stock method                              --              --          11,404
Assumed conversion of convertible
     preferred stock                                                 --              --         420,000
                                                           ------------    ------------    ------------
Total                                                         4,074,992       4,071,685       4,503,089
                                                           ============    ============    ============
Net income (loss) attributable to common
     shareholders                                          $   (208,000)   $ (7,448,000)   $    839,000
Interest on convertible preferred stock                              --              --          90,000
                                                           ------------    ------------    ------------
Net income (loss) for diluted earnings per share           $   (208,000)   $ (7,448,000)   $    929,000
                                                           ============    ============    ============
Per share amount                                           $       (.05)   $      (1.83)   $        .21
                                                           ============    ============    ============

For 1999 and 2000, stock options and the Class B convertible stock would be anti-dilutive and are excluded from the computation of diluted earnings per share.

STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Compensation expense recognized under APB 25 was $39,000, $0, and $0 in 1999, 2000 and 2001, respectively.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1999, 2000 and 2001: risk-free interest rates of 6.0% for 1999, 6.4% for 2000, and 5.0% for 2001; expected lives of five to ten years, assumed volatility of 18.4% for 1999, 140% for 2000, and 122% for 2001; and no expected dividends.

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

                                                        1999                       2000                         2001
                                               ------------------------    ------------------------    ------------------------
                                                   AS           PRO           AS            PRO           AS           PRO
                                                REPORTED       FORMA        REPORTED       FORMA        REPORTED       FORMA
                                               ----------    ----------    ----------    ----------    ----------    ----------

Net income (loss) attributable to
   common shareholders (in thousands)          $     (208)   $     (430)   $   (7,448)   $   (7,809)   $      839          730
Basic earnings (loss) per common
   share                                       $     (.05)   $     (.09)   $    (1.83)   $    (1.92)   $      .21         0.18
Diluted earnings (loss) per common
   share                                       $     (.05)   $     (.09)   $    (1.83)   $    (1.92)   $      .21         0.18

10. COMMITMENTS AND CONTINGENCIES:

         The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2001, for noncancelable leases are as follows (in thousands):

                 2002................................................................       2,063
                 2003................................................................         957
                 2004................................................................         786
                 2005................................................................         498
                 2006................................................................         266
                 Thereafter..........................................................         861
                                                                                       ----------
                                                                                       $    5,431
                                                                                       ==========

         Rental expense for operating leases was $2,143,067, $2,550,909, and $1,717,145 for the years ended December 31, 1999, 2000 and 2001, respectively.

         From time to time the Company is party to various legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of any of these proceedings will not have a material adverse effect on its business, financial condition or results of operations.

11. EMPLOYEE BENEFIT PLANS:

         DXP provides an employee stock ownership plan (ESOP) to substantially all employees. Employer contributions are at the discretion of the board of directors. The ESOP held 862,000 shares of the Company's common stock at December 31, 2001. The Company expensed contributions to the ESOP of $150,000 in 1999. The Company also offers a 401(k) plan which is eligible to substantially all employees. The Company matches employee contributions at a rate of 50 percent up to 4 percent of salary deferral. The Company contributed $132,000, $386,000, and $365,000 to the 401(k) plan in the years ended December 31, 1999, 2000, and 2001, respectively.

12. RELATED-PARTY TRANSACTIONS:

         An executive officer of the Company has personally guaranteed up to $500,000 of the obligations of the Company under the Credit Facility. Additionally, certain shares held in trust for this executive officer's children are pledged to secure the Credit Facility.

         The Board of Directors of the Company has approved the Company making advances to this same executive. As of December 31, 2000 the outstanding advances amounted to $537,973. In previous years, the Company made two loans to an executive officer totaling $208,647. The total outstanding balance of such loans including accrued interest was $225,924 at December 31, 2000. During April 2001, the Company's bank lender for the Credit Facility loaned $455,000 to the Company, which in turn was advanced to the executive officer, who then retired his personal loan with the lender. During 2001 the advances and loans were consolidated into three notes receivable, each bearing interest at 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. The total balance of the notes including accrued interest was $1,251,238 at December 31, 2001. The notes are partially secured by 224,100 shares of the Company's common stock, options to purchase 800,000 shares of the Company's common stock and real estate.

13. SEGMENT DATA:

         The MRO segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products categories. The Electrical Contractor segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The Company began offering electrical products to electrical contractors following its acquisition of the assets of two electrical supply businesses in 1998. During August 2001, the Company sold the majority of the assets of one of the two businesses which comprised the Electrical Contractor segment. Historically, the business which was sold accounted for approximately two thirds of the sales of the Electrical Contractor segment. The assets of the Valve segment were sold in July, 1999. As a result, the Company no longer competes in the valve and valve automation business. The Valve segment sold pneumatic, hydraulic and electric actuators for remote, critical or high-pressure service applications to operators of refineries and pipelines. All business segments operate primarily in the United States.

         The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

Financial information relating the Company's segments is as follows:

                                             ELECTRICAL
                                   MRO       CONTRACTOR      VALVE       TOTAL
                                ---------    ----------    ---------   ---------
                                                 (IN THOUSANDS)
1999
Sales                           $ 167,636    $   13,354    $   3,695   $ 184,685
Operating income (loss)             3,088          (483)         294       2,899
Identifiable assets                64,889         8,812           --      73,701
Capital expenditures                2,218             8           --       2,226
Depreciation & amortization         1,784           211           21       2,016
Interest expense                    3,247           356          105       3,708
2000
Sales                           $ 170,685    $   11,957    $      --   $ 182,642
Operating loss                     (2,725)       (5,027)          --      (7,752)
Identifiable assets                62,144         4,995           --      67,139
Capital expenditures                1,201            31           --       1,232
Depreciation & amortization         1,771           174           --       1,945
Interest expense                    3,581           166           --       3,747
2001
Sales                           $ 166,216    $    8,213    $      --   $ 174,429
Operating income (loss)             4,364          (330)          --       4,034
Identifiable assets                56,536         2,398           --      58,934
Capital expenditures                  691            --           --         691
Depreciation & amortization         1,350            31           --       1,381
Interest expense                    2,329           151           --       2.480

Operating income for 2000 for the MRO segment and the Electrical Contractor segment include non-recurring operating charges of $6.3 million and $4.5 million, respectively.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial information for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                               FIRST     SECOND       THIRD      FOURTH
                                              QUARTER    QUARTER     QUARTER    QUARTER
                                              --------   --------    --------   --------
                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
1999
Sales                                         $   49.7   $   47.6    $   45.4   $   42.0
Gross profit                                      12.9       11.8        11.7       10.5
Net income (loss)                                  0.3       (0.4)        0.1       (0.1)
Earnings (loss) per share-assuming dilution       0.05      (0.10)       0.02      (0.02)

2000
Sales                                         $   45.1   $   45.1    $   46.0   $   46.5
Gross profit                                      10.9       11.3        11.6       11.7
Net income (loss)                                  0.7        0.1         0.2       (8.4)
Earnings (loss) per share-assuming dilution       0.15       0.03        0.05      (2.08)

2001
Sales                                         $   46.9   $   45.7    $   43.2   $   38.6
Gross profit                                      11.6       11.6        10.9        9.7
Net income                                         0.2        0.2         0.3        0.2
Earnings per share-assuming dilution              0.04       0.05        0.06       0.05

         The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the convertible preferred stock in each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS INCLUDED IN THIS REPORT:

         1. Financial Statements (included under Item 8):

                                                                                                                    PAGE
                                                                                                                    ----
DXP ENTERPRISES AND SUBSIDIARIES:
Report of Independent Public Accountants.........................................................................    17
Audited Consolidated Financial Statements
      Consolidated Balance Sheets................................................................................    18
      Consolidated Statements of Operations......................................................................    19
      Consolidated Statements of Shareholders' Equity............................................................    20
      Consolidated Statements of Cash Flows......................................................................    21
      Notes to Consolidated Financial Statements.................................................................    22

         2. Financial Statement Schedules:

              Report of Independent Public Accountants on Supplementary Data

              Schedule II - Valuation and Qualifying Accounts.

              All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(b) REPORTS ON FORM 8-K:

         None.


(c) EXHIBITS:

         Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 36), which index is incorporated herein by reference.

         The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTARY DATA



To DXP Enterprises, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of DXP Enterprises, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated March 22, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed below is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.

ARTHUR ANDERSEN LLP

Houston, Texas
March 22, 2002



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              DXP ENTERPRISES, INC.
                                DECEMBER 31, 2001
                                 (in thousands)

                                          Balance at   Charged to   Charged to                    Balance
                                          Beginning    Costs and      Other                        At End
              Description                  of Year      Expenses     Accounts    Deductions(1)    of Year
              -----------                 ----------   ----------   ----------   -------------   ----------
Year Ended December 31, 2001
   Deducted from assets accounts:
       Allowance for doubtful accounts:   $    1,888   $      131   $       --   $         235   $    1,784

Year Ended December 31, 2000
   Deducted from assets accounts:
       Allowance for doubtful accounts:   $    1,535   $      734   $       --   $         381   $    1,888

Year Ended December 31, 1999
   Deducted from assets accounts:
       Allowance for doubtful accounts:   $    1,155   $      794   $       --   $         414   $    1,535



         (1) Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DXP ENTERPRISES, INC.
                                       (Registrant)

                                       By:         /s/ DAVID R. LITTLE
                                          --------------------------------------
                                                     David R. Little
                                                  Chairman of the Board,
                                           President and Chief Executive Officer

Dated: March 26, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                    NAME                                   TITLE                                         DATE
                    ----                                   -----                                         ----
             /s/ DAVID R. LITTLE              Chairman of the Board, President,                      March 26, 2002
--------------------------------------------  Chief Executive Officer and Director
               David R. Little                (Principal Executive Officer)

              /s/ MAC McCONNELL               Senior Vice-President/Finance                          March 26, 2002
--------------------------------------------  and Chief Financial Officer
                Mac McConnell                 (Principal Financial and Accounting
                                               Officer)

              /s/ CLETUS DAVIS                Director                                               March 26, 2002
--------------------------------------------
                Cletus Davis

             /s/ TIMOTHY P. HALTER            Director                                               March 26, 2002
--------------------------------------------
               Timothy P. Halter

            /s/ KENNETH H. MILLER             Director                                               March 26, 2002
--------------------------------------------
              Kenneth H. Miller

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
3.1      --       Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
                  Statement On Form S-8 (Reg. No. 333-61953), filed with the
                  Commission on August 20, 1998).

3.2      --       Bylaws (incorporated by reference Exhibit 3.2 to the
                  Registrant's Registration Statement on Form S-4 (Reg. No.
                  333-10021), filed with the Commission on August 12, 1996).

4.1      --       Form of Common Stock certificate (incorporated by reference to
                  Exhibit 4.3 to the Registrant's Registration Statement on Form
                  S-8 (Reg. No. 333-61953), filed with the Commission on August
                  20, 1998).

4.2      --       See Exhibit 3.1 for provisions of the Company's Restated
                  Articles of Incorporation, as amended, defining the rights of the holders of Common Stock.

4.3      --       See Exhibit 3.2 for provisions of the Company's Bylaws
                  defining the rights of holders of Common Stock.

10.1     --       DXP Enterprises, Inc. 1999 Employee Stock Option Plan
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999).

+10.2    --       DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option
                  Plan (incorporated by reference to Exhibit 10.2 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.3     --       DXP Enterprises, Inc. Long Term Incentive Plan, as amended
                  (incorporated by reference to Exhibit 4.4 to the Registrant's
                  Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

+10.4    --       Stock Option Agreement dated effective as of May 7, 1996,
                  between SEPCO Industries, Inc. and Kenneth H. Miller
                  (incorporated by reference to the Registrant's Registration
                  Statement on Form S-4 (Reg. No. 333-10021), filed with the
                  Commission on August 12, 1996).

+10.5    --       Stock Option Agreement dated effective as of May 7, 1996,
                  between SEPCO Industries, Inc. and Tommy Orr (incorporated by reference to the Registrant's Registration Statement on Form
                  S-4 (Reg. No. 333-10021), filed with the Commission on August
                  12, 1996).

+10.6    --       Stock Option Agreement dated effective as of May 7, 1996,
                  between SEPCO Industries, Inc. and Cletus Davis (incorporated by reference to the Registrant's Registration Statement on
                  Form S-4 (Reg. No. 333-10021), filed with the Commission on
                  August 12, 1996).

+10.7    --       Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO Industries, Inc. and David R.
                  Little (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

+10.8    --       Employment Agreement dated effective as of July 15, 1996,
                  between SEPCO Industries, Inc. and David R. Little
                  (incorporated by reference to Exhibit No. 10.8 to the
                  Registrant's Registration Statement on Form S-1 (Reg. No.
                  333-53387), filed with the Commission on May 22, 1998).

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
10.9     --       Second Amended and Restated Loan and Security Agreement dated effective as of April 1, 1994, by and between Barclays
                  Business Credit, Inc. and SEPCO Industries, Inc., as amended by First Amendment to Second Amended and Restated Loan and
                  Security Agreement and Secured Promissory Note dated May,
                  1995, by and between SEPCO Industries, Inc. and Shawmut
                  Capital Corporation, successor-in-interest by assignment to
                  Barclays Business Credit, Inc., as amended by Second Amendment to Second Amended and Restated Loan and Security Agreement
                  dated April 3, 1996, by and between SEPCO Industries, Inc. and
                  Fleet Capital Corporation, formerly known as Shawmut Capital
                  Corporation, as amended by Third Amendment to Second Amended and Restated Loan and Security Agreement dated September 9,
                  1996, by and between SEPCO Industries, Inc. and Bayou Pumps,
                  Inc. and Fleet Capital Corporation, as amended by Fourth
                  Amendment to Second Amended and Restated Loan and Security
                  Agreement dated October 24, 1996, by and between SEPCO
                  Industries, Inc. American MRO, Inc. and Fleet Capital
                  Corporation and as amended by Letter Agreement dated November
                  4, 1996, from Fleet Capital Corporation to SEPCO Industries,
                  Inc., Bayou Pumps, Inc. and American MRO, Inc. (incorporated by reference to Amendment No. 4 to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on November 6, 1996).

10.10    --       Fifth Amendment to Second Amended and Restated Loan and
                  Security Agreement dated June 2, 1997, by and among SEPCO
                  Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and
                  Fleet Capital Corporation (incorporated by reference to
                  Exhibit 10.1 to Amendment No. 1 to the Registrant's Quarterly
                  Report on Form 10-Q on Form 10-Q/A for the Quarterly period ended June 30, 1997, filed with Commission on November 17,
                  1997).

10.11    --       Sixth Amendment to Second Amended and Restated Loan and
                  Security Agreement and Amendment to Other Agreements dated
                  April 29, 1998, by And among Sepco Industries, Inc., Bayou
                  Pumps, Inc. and American MRO, Inc. and Fleet Capital
                  Corporation (incorporated by reference to Exhibit 10.1 to the
                  Registrant's Quarterly Report on Form 10-Q, filed with the
                  Commission on May 14, 1998).

10.12    --       Seventh Amendment to Second Amended and Restated Loan and
                  Security Agreement dated June 30, 1998, by and among Sepco
                  Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and
                  Fleet Capital Corporation (incorporated by reference to
                  Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q
                  for the quarterly period ended June 30, 1997, filed with the
                  Commission on August 10, 1998).

10.13    --       Eighth Amendment to Second Amended and Restated Loan and
                  Security Agreement dated October 20, 1998, by and among Sepco
                  Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and
                  Fleet Capital Corporation (incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                  for the quarterly period ended September 30, 1997, filed with the Commission on November 13, 1998).

10.14    --       Promissory Note dated December 31, 1989, in the aggregate
                  principal amount of $149,910.00, made by David R. Little and payable to SEPCO Industries, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-10021), filed with the Commission on August 12, 1996).

10.15    --       Promissory Note dated December 31, 1989, in the aggregate
                  principal amount of $58,737.00, made by David R. Little and payable to SEPCO Industries, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-10021), filed with the Commission on August 12, 1996).

10.16    --       SEPCO Industries, Inc. Employee Stock Ownership Plan
                  (incorporated by reference to Amendment No. 1 to the
                  Registrant's Registration Statement on Form S-4 (Reg. No.
                  333-10021), filed with the Commission on August 13, 1996).

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
10.17    --       Amendment No. Two to SEPCO Industries, Inc. Employee Stock
                  Ownership Plan (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K, filed with the
                  Commission on February 26, 1998).

10.18    --       Amendment No. Three to SEPCO Industries, Inc. Employee Stock
                  Ownership Plan (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K, filed with the
                  Commission on February 26, 1998).

10.19    --       August 1999 Amendment to Loan and Security Agreement dated
                  August 13, 1999, by and among DXP Acquisition, Inc., d/b/a
                  Strategic Acquisition, Inc. and Fleet Capital Corporation.
                  (incorporated by reference to Exhibit 10.3 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999).

10.20    --       August 1999 Amendment to Second Amended and Restated Loan and
                  Security Agreement and Modification to Other Agreements dated
                  August 13, 1999, by and among SEPCO Industries, Inc., Bayou
                  Pumps, Inc., American MRO, Inc. and Fleet Capital Corporation.
                  (incorporated by reference to Exhibit 10.4 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999).

10.21    --       August 1999 Amendment to Loan and Security Agreement Dated
                  August 13, 1999, by and among Pelican State Supply Company,
                  Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999).

10.22    --       May 1999 Amendment to Second Amended and Restated Loan and
                  Security Agreement and Modification to Other Agreements Dated
                  May 13, 1999, by and among SEPCO Industries, Inc., Bayou
                  Pumps, Inc., American MRO, Inc. and Fleet Capital Corporation.
                  (incorporated by reference to Exhibit 10.4 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1999).

10.23    --       May 1999 Amendment to Loan and Security Agreement dated May
                  13, 1999, by and among Pelican State Supply Company, Inc. and
                  Fleet Capital Corporation. (incorporated by reference to
                  Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q
                  for the quarterly period ended March 31, 1999).

10.24    --       May 1999 Amendment to Loan and Security Agreement dated May
                  13, 1999, by and among DXP Acquisition, Inc., d/b/a Strategic
                  Acquisition, Inc. and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarterly period ended March 31,
                  1999).

10.25    --       Waiver and Amendment dated March 30, 1999 between SEPCO
                  Industries, Inc., Bayou Pumps, Inc., American MRO, Inc. and
                  Fleet Capital Corporation. (incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                  for the quarterly period ended March 31, 1999).

10.26    --       Waiver and Amendment dated March 30, 1999 between Pelican
                  State Supply Company, Inc. and Fleet Capital Corporation.
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1999).

10.27    --       Waiver and Amendment dated March 30, 1999 between DXP
                  Acquisition, Inc., d/b/a Strategic Acquisition, Inc. and Fleet
                  Capital Corporation. (incorporated by reference to Exhibit
                  10.3 to the Registrant's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1999).

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
10.28    --       Loan and Security Agreement dated June 16, 1997, by and
                  between Fleet Capital Corporation and DXP Acquisition, Inc.
                  d/b/a Strategic Acquisition, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's
                  Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on
                  November 17, 1997).

10.29    --       Amendment to Loan and Security Agreement dated April 29, 1998, by and between DXP Acquisition, Inc., d/b/a Strategic
                  Acquisition, Inc. and Fleet Capital Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
                  Report on Form 10-Q, filed with the Commission on May 14,
                  1998).

10.30    --       Second Amendment to Loan and Security Agreement dated October
                  20, 1998, by and between DXP Acquisition, Inc. and Fleet
                  Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, for the
                  quarterly period ended September 30, 1998, filed with the
                  Commission on November 13, 1998).

10.31    --       Continuing Guaranty Agreement dated June 16, 1997, by Pelican
                  State Supply Company, Inc., guarantying the indebtedness of
                  DXP Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to
                  Fleet Capital Corporation (incorporated by reference to
                  Exhibit 10.3 to Amendment No. 1 to the Registrant's Quarterly
                  Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17,
                  1997).

10.32    --       Continuing Guaranty Agreement dated June 16, 1997, by DXP
                  Enterprises, Inc., guarantying the indebtedness of DXP
                  Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet
                  Capital Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Quarterly Report on
                  Form 10-Q on Form 10-Q/A for the quarterly period ended June
                  30, 1997, filed with the Commission on November 17, 1997).

10.33    --       Continuing Guaranty Agreement dated June 16, 1997, by Sepco
                  Industries, Inc., guarantying the indebtedness of DXP
                  Acquisition, Inc. d/b/a Strategic Acquisition, Inc. to Fleet
                  Capital Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Quarterly Report on
                  Form 10-Q on Form 10-Q/A for the quarterly period ended June
                  30, 1997, filed with the Commission on November 17, 1997).

10.34    --       Continuing Guaranty Agreement dated June 16, 1997, by American
                  MRO, Inc., guarantying the indebtedness of DXP Acquisition,
                  Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital
                  Corporation (incorporated by reference to Exhibit 10.6 to
                  Amendment No. 1 to the Registrant's Quarterly Report on Form
                  10-Q on Form 10-Q/A for the quarterly period ended June 30,
                  1997, filed with the Commission on November 17, 1997).

10.35    --       Continuing Guaranty Agreement dated June 16, 1997, by Bayou
                  Pumps, Inc., guarantying the indebtedness of DXP Acquisition,
                  Inc. d/b/a Strategic Acquisition, Inc. to Fleet Capital
                  Corporation (incorporated by reference to Exhibit 10.7 to
                  Amendment No. 1 to the Registrant's Quarterly Report on Form
                  10-Q on Form 10-Q/A for the quarterly period ended June 30,
                  1997, filed with the Commission on November 17, 1997).

10.36    --       Continuing Guaranty Agreement dated June 16, 1997, by DXP
                  Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                  guarantying the indebtedness of Sepco Industries, Inc. to
                  Fleet Capital Corporation (incorporated by reference to
                  Exhibit 10.8 to Amendment No. 1 to the Registrant's Quarterly
                  Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17,
                  1997).

10.37    --       Continuing Guaranty Agreement dated June 16, 1997, by DXP
                  Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                  guarantying the indebtedness of American MRO, Inc. to Fleet
                  Capital Corporation (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
                  Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for
                  the quarterly period ended June 30, 1997, filed with the
                  Commission on November 17, 1997).

10.38    --       Continuing Guaranty Agreement dated June 16, 1997, by DXP
                  Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                  guarantying the indebtedness of Bayou Pumps, Inc. to Fleet
                  Capital Corporation (incorporated by reference to Exhibit
                  10.10 to Amendment No. 1 to the Registrant's Quarterly Report
                  on Form 10-Q on Form 10-Q/A for the quarterly period ended
                  June 30, 1997, filed with the Commission on November 17,
                  1997).

10.39    --       Continuing Guaranty Agreement dated June 16, 1997, by DXP
                  Acquisition, Inc. d/b/a Strategic Acquisition, Inc.,
                  guarantying the indebtedness of Pelican State Supply Company,
                  Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant's
                  Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on
                  November 17, 1997).

10.40    --       Loan and Security Agreement dated May 29, 1997, by and between
                  Fleet Capital Corporation and Pelican State Supply Company,
                  Inc. (incorporated by reference to Exhibit 10.12 to Amendment
                  No. 1 to the Registrant's Quarterly Report on Form 10-Q on
                  Form 10-Q/A for the quarterly period ended June 30, 1997,
                  filed with the Commission on November 17, 1997).

10.41    --       Amendment to Loan and Security Agreement dated April 29, 1998, by and between Pelican State Supply Company, Inc. and Fleet
                  Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 14, 1998).

10.42    --       Continuing Guaranty Agreement dated May 29, 1997, by DXP
                  Enterprises, Inc., guarantying the indebtedness of Pelican
                  State Company, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the
                  Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for
                  the quarterly period ended June 30, 1997, filed with the
                  Commission on November 17, 1997).

10.43    --       Continuing Guaranty Agreement dated May 29, 1997, by SEPCO
                  Industries, Inc., guarantying the indebtedness of Pelican
                  State Supply Company, Inc. to Fleet Capital Corporation
                  (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on Form
                  10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.44    --       Continuing Guaranty Agreement dated May 29, 1997, by American
                  MRO, Inc., guarantying the indebtedness of Pelican State
                  Company, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the
                  Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for
                  the quarterly period ended June 30, 1997, filed with the
                  Commission on November 17, 1997).

10.45    --       Continuing Guaranty Agreement dated May 29, 1997, by Bayou
                  Pumps, Inc., guarantying the indebtedness of Pelican State
                  Supply Company, Inc. to Fleet Capital Corporation
                  (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on Form
                  10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

10.46    --       Continuing Guaranty Agreement dated May 29, 1997, by Pelican
                  State Supply Company, Inc., guarantying the indebtedness of
                  SEPCO Industries, Inc. to Fleet Capital Corporation
                  (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q on Form
                  10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November 17, 1997).

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
10.47    --       Continuing Guaranty Agreement dated May 29, 1997, by Pelican
                  State Supply Company, Inc., guarantying the indebtedness of
                  American MRO, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the
                  Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for
                  the quarterly period ended June 30, 1997, filed with the
                  Commission on November 17, 1997).

10.48    --       Continuing Guaranty Agreement dated May 29, 1997, by Pelican
                  State Supply Company, Inc., guarantying the indebtedness of
                  Bayou Pumps, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the
                  Registrant's Quarterly Report on Form 10-Q on Form 10-Q/A for
                  the quarterly period ended June 30, 1997, filed with the
                  Commission on November 17, 1997).

10.49    --       Secured Promissory Note dated April 29, 1998 payable by SEPCO
                  Industries, Inc., Bayou Pumps, Inc. and American MRO, Inc. to
                  Fleet Capital Corporation (incorporated by reference to
                  Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q
                  for the quarterly period ended March 31, 1998, filed with the
                  Commission on May 14, 1998).

21.1     --       Subsidiaries of the Company (incorporated by reference to
                  Exhibit 21.1 to the Registrant's Annual Report on Form 10-K,
                  filed with the Commission on March 31, 1999.

*23.1    --       Consent from Arthur Andersen LLP.

*99.1    --       Letter regarding representations from Arthur Andersen LLP.


Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

+ Indicates a management contract or compensation plan or arrangement.