Form 10-Q
period 2002-03-31
DXP ENTERPRISES INC
filed 2002-05-15
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

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

                                 ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2002:

                             Common Stock: 4,071,685

The unaudited financial statements contained in this filing have not been reviewed by Arthur Andersen, LLP. DXP Enterprises, Inc. elected to defer the review of the unaudited financial statements until independent auditors for 2002 have been selected.

The unaudited financial statements contained in this filing have not been reviewed by Arthur Andersen, LLP. DXP Enterprises, Inc. elected to defer the review of the unaudited financial statements until independent auditors for 2002 have been selected. The selection process is expected to be completed by June 30, 2002. The review of the unaudited financial statements for the quarterly period ended March 31, 2002 is expected to be completed on or before August 14, 2002.


ITEM 1: FINANCIAL STATEMENTS


                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2002            2001
                                                                               (UNAUDITED)      (AUDITED)
                                             ASSETS
                       Current assets:
                         Cash............................................       $ 1,107          $ 2,260
                         Trade accounts receivable, net of allowance for
                            doubtful   accounts   of  $1,815  and  $1,784,       19,677           18,757
                       respectively......................................
                         Inventories, net................................        21,889           22,922
                         Prepaid expenses and other......................           601              341
                         Deferred income taxes...........................         1,724            1,714
                                                                                -------          -------
                                 Total current assets....................        44,998           45,994
                       Property, plant and equipment, net................         8,657            8,820
                       Goodwill, net.....................................            --            2,469
                       Notes and  accounts  receivable  from  officers and        1,545            1,301
                       employees.........................................
                       Deferred income taxes.............................           476               --
                       Other assets......................................            50              350
                                                                                -------          -------
                                 Total assets............................        55,726           58,934
                                                                                =======          =======

                                LIABILITIES AND SHAREHOLDERS' EQUITY

                       Current Liabilities:
                         Trade accounts payable and accrued liabilities..        16,879           16,979
                         Accrued wages and benefits......................         1,166            1,033
                         Current portion of long-term debt...............         2,040            7,273
                         Other accrued liabilities.......................         1,008              866
                                                                                  -----           ------
                                 Total current liabilities...............        21,093           26,151
                       Long-term debt, less current portion..............        26,349           22,864
                       Deferred income taxes..................................       --              250
                       Equity subject to redemption:
                         Series A preferred stock -- 1,122 shares........           112              112
                       Shareholders' Equity:
                         Series A preferred stock, 1/10th vote per share; $1.00
                            par value; liquidation preference of $100 per share;
                            1,000,000 shares authorized;
                            2,992 shares issued and outstanding..........             2                2
                         Series B convertible preferred stock, 1/10th vote
                            per share; $1.00 par value; $100 stated value;
                            liquidation preference of $100 per share; 1,000,000
                            shares authorized; 17,700 shares
                            issued,  15,000 shares  outstanding  and 2,700           18               18
                       shares in
                            treasury stock...............................
                         Common stock, $.01 par value, 100,000,000 shares
                            authorized;   4,257,760   shares   issued  and
                       4,071,685
                            shares are outstanding and 186,075 shares in
                            treasury stock                                           41               41
                         Paid-in capital.................................         2,765            2,765
                         Retained earnings...............................         7,240            8,625
                         Treasury stock..................................        (1,894)          (1,894)
                                                                                -------          -------
                                 Total shareholders' equity..............         8,172            9,557
                                                                                -------          -------
                                 Total liabilities and shareholders' equity     $55,726          $58,934
                                                                                =======          =======

            See notes to condensed consolidated financial statements.



                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2002            2001
                                                                                -------         -------
          Sales.......................................................        $  37,603        $  46,890

          Cost of sales...............................................           27,976           35,335
                                                                                  -----           ------
          Gross profit................................................            9,627           11,555
          Selling, general and administrative expenses................            8,602           10,363
          Operating income............................................            1,025            1,192
                                                                                  -----           ------
          Other income................................................               31               25
          Interest expense............................................             (419)            (784)
                                                                                  -----           ------
          Income before income taxes..................................              637              433
          Provision for income taxes..................................              271              239

          Net  income  before  cumulative  effect  of a change in
          accounting principle........................................              366              194
          Cumulative effect of a change in accounting principle                  (1,729)              --
                                                                                 ------            -----
          Net (loss)  income..........................................           (1,363)             194
          Preferred stock dividend....................................               23               23
          Net (loss) income attributable
          to common shareholders......................................         $ (1,386)          $  171
                                                                                =======           ======

          Per share and share amounts before cumulative effect
          of a change in accounting principle.........................
             Basic earnings per common share..........................           $  .08            $ .04
                                                                                =======           ======

             Common shares outstanding................................            4,072            4,072
                                                                                =======           ======
             Diluted earnings per share...............................           $  .08           $  .04
                                                                                =======           ======
             Common and common equivalent shares
             outstanding..............................................            4,549            4,072
                                                                                =======           ======
          Cumulative effect of a change in accounting principle
          per share - basic and diluted...............................           $ (.42)           $  --
                                                                                =======           ======
          Net (loss) income per share - basic and diluted.............           $ (.34)           $ .04
                                                                                =======           ======
          Common and common equivalent shares
          outstanding.................................................            4,072            4,072
                                                                                =======           ======

            See notes to condensed consolidated financial statements.


                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2002            2001
                                                                                -------          -------
                        OPERATING ACTIVITIES:
                        Net (loss) income............................          $ (1,363)         $   194
                         Adjustments to reconcile net income to net
                        cash provided by (used in) operating activities
                        Cumulative effect of a change
                        in accounting principle.......................            1,729               --
                            Depreciation and amortization.............              297              332
                            Provision (benefit) for
                            deferred income taxes.....................                3              132

                            Loss on disposal of
                            property and equipment....................                4               --

                            Changes in operating assets and liabilities:
                               Trade accounts receivable..............             (920)             727
                               Inventories............................             (912)            (276)
                               Prepaid expenses and other.............             (204)            (167)
                               Accounts payable and
                               accrued liabilities....................               78            1,796
                                                                                -------           ------
                               Net cash (used in) provided by
                               operating activities...................           (1,288)           2,738

                        INVESTING ACTIVITIES:
                        Purchase of property and equipment............             (139)            (546)
                                                                                -------           ------
                           Net cash used in investing activities......             (139)            (546)


                        FINANCING ACTIVITIES:
                        Proceeds from debt............................           40,304           41,242

                        Principal payments on revolving
                         line of credit, long-term debt,
                         and notes payable to bank...................           (40,007)         (45,699)
                        Dividends paid in cash........................              (23)             (23)
                                                                                -------           ------

                           Net cash used in financing activities......              274           (4,480)
                                                                                -------           ------

                        DECREASE IN CASH..............................           (1,153)          (2,288)

                        CASH AT BEGINNING OF PERIOD...................            2,260            2,744
                                                                                -------           ------

                        CASH AT END OF PERIOD.........................          $ 1,107           $  456
                                                                                =======           ======

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

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K Annual Report for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

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


                                                              MARCH 31, 2002      DECEMBER 31, 2001
                                                                        (IN THOUSANDS)
                                    Finished goods......         $ 24,080             $25,454
                                    Work in process.....            1,338                 921
                                                                 --------             -------
                                    Inventories at FIFO.           25,418              26,375
                                    Less - LIFO allowance          (3,529)             (3,453)
                                                                 --------             -------
                                    Inventories.........         $ 21,889             $22,922
                                                                 ========             =======

NOTE 4: LONG-TERM DEBT

         On May 13, 2002, the Company finalized the settlement of the dispute regarding the adjustment of the purchase price paid to the seller for a MRO business acquired by the Company in 1997. Under the terms of the settlement agreement, the Company paid $0.1 million to the seller, the Company retained ownership of the inventory acquired in 1997 remaining on hand, and the $2.0 million subordinated note payable by the Company to the seller was cancelled. Since September 30, 2000, the balances outstanding under the subordinated note and a $5.8 million secured line of credit have been in default and included in current maturities of long-term debt. As of March 31, 2002, the balance outstanding under the $5.8 million secured line of credit is included in long-term debt. The balance of the subordinated note, less the $0.1 million settlement payment, has been recorded as of March 31, 2002, as a reduction of the cost of the inventory acquired in 1997 remaining on hand.

NOTE 5: EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle for the periods indicated.


                                                                              Three Months Ended March 31,
                                                                                2002                2001
                                                                                ----                ----
                Basic:
                   Average shares outstanding                                 4,071,685        4,071,685
                                                                              =========        =========
                  Net income before cumulative effect of a change
                    in accounting principle                                     366,000          194,000
                  Convertible preferred stock dividend                          (23,000)         (23,000)
                                                                              ---------        ---------
                   Net income attributable to common shareholders
                     before cumulative effect of a change in
                     accounting principle                                     $ 343,000        $ 171,000
                                                                              =========        =========
                   Per share amount                                           $     .08        $     .04
                                                                              =========        =========

                Diluted:
                   Average shares outstanding                                 4,071,685        4,071,685
                   Net effect of dilutive stock options--
                      based on the treasury stock method                         57,384               --
                  Assumed conversion of convertible preferred stock             420,000               --
                                                                              ---------        ---------
                  Total                                                       4,549,069        4,071,685
                                                                              =========        =========
                  Net income attributable to common
                    shareholders before cumulative effect of a
                     change in accounting principle                           $ 343,000        $ 171,000
                  Convertible preferred stock dividend                           23,000               --
                                                                              ---------        ---------
                  Net income for diluted earnings per share                   $ 366,000        $ 171,000
                                                                              =========        =========
                  Per share amount                                            $     .08        $     .04
                                                                              =========        =========


The computation of diluted loss per share after cumulative effect of a change in accounting principle for the three months ended March 31, 2002, excludes outstanding stock options and the convertible preferred stock because these items would be anti-dilutive. For the three months ended March 31, 2001, outstanding stock options and the convertible preferred stock would be anti-dilutive and are excluded from the computation of diluted earnings per share before cumulative effect of a change in accounting principle.

NOTE 6: SEGMENT REPORTING

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

         The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations. All business segments operate primarily in the United States.



      Financial information relating the Company's segments is as follows:

                                                  Electrical
                                      MRO         Contractor       Total
2002
Sales                             $  36,951          $   652     $ 37,603
Operating income                      1,034               (9)       1,025


2001
Sales                             $  43,958          $ 2,932     $ 46,890
Operating income                      1,317             (125)       1,192


NOTE 7: CHANGE IN ACCOUNTING PRINCIPLE

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

         All of the Company's goodwill pertained to one reporting unit as defined in SFAS 142. The goodwill was tested for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a transitional impairment loss of $2.5 million before income taxes ($1.7 million after income taxes). This write-off was reported as a cumulative effect of a change in accounting principle in the Company's consolidated statement of income as of January 1, 2002. This adoption of the statement has resulted in the elimination of approximately $79,000 of annual goodwill amortization subsequent to December 31, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

         SALES. Revenues for the quarter ended March 31, 2002, decreased $9.3 million, or 19.8%, to approximately $37.6 million from $46.9 million in 2001. Sales for the MRO Segment decreased $7.0 million, or 15.9%, primarily due to slowing of the overall economy. Sales for the Electrical Contractor segment decreased by $2.3 million, or 77.8%, for the current quarter when compared to same period in 2001. This decrease is the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which accounted for approximately two thirds of the sales of the Electrical Contractor segment, combined with a slow down in the construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.0% for the first quarter of 2002, when compared to the same period in 2001. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 42.8% for the three months ended March 31, 2002, up from 20.1% in the comparable period of 2001. This increase resulted from the sale of the business in San Antonio, Texas which had lower gross profit margins.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended March 31, 2002, decreased by approximately $1.8 million when compared to the same period in 2001. This decrease is primarily attributed to reduced payroll and payroll related expenses. As a percentage of revenue, the 2002 expense increased by approximately 0.8% to 22.9% from 22.1% for 2000. This increase is primarily attributable to non-variable costs being spread over a smaller revenue amount.

         OPERATING INCOME. Operating income for the first three months of 2002 decreased $0.2 million when compared to the same period in 2001. This decrease is the net of a $0.3 million decrease in operating income for the MRO Segment and a $0.1 million improvement in operating income for the Electrical Contractor segment. The reduced operating income for the MRO segment is the result of lower sales and gross profit partially offset by reduced selling, general and administrative expenses. The improvement for the Electrical Contractor Segment is the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which was not profitable.

         INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2002 decreased by $0.4 million to $0.4 million from $0.8 million during the same period in 2001. This decline results from lower interest rates for the first three months of 2002 when compared to the first quarter of 2001 as well as a lower average debt balance.

LIQUIDITY AND CAPITAL RESOURCES

General

         As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

         Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our lines of credit for working capital. We had approximately $2.8 million available for borrowings under the revolving portion of the Credit Facility at March 31, 2002. Working capital at March 31, 2002 and December 31, 2001 was approximately $23.9 million and $19.8 million, respectively. During the first three months of 2002 and 2001, we collected trade receivables in approximately 51 and 49 days, respectively. For the three months ended March 31, 2002 and 2001, we turned our inventory approximately five and six times, respectively, on an annualized basis.

         On May 13, 2002, the Company finalized the settlement of the dispute regarding the adjustment of the purchase price paid to the seller for a MRO business acquired by the Company in 1997. Under the terms of the settlement agreement, the Company paid $0.1 million to the seller, the Company retained ownership of the inventory acquired in 1997 remaining on hand, and the $2.0 million subordinated note payable by the Company to the seller was cancelled. Since September 30, 2000, the balances outstanding under the subordinated note and a $5.8 million secured line of credit have been in default and included in current maturities of long-term debt. As of March 31, 2002, the balance outstanding under the $5.8 million secured line of credit is included in long-term debt. The balance of the subordinated note, less the $0.1 million settlement payment, has been recorded as of March 31, 2002, as a reduction of the cost of the inventory acquired in 1997 remaining on hand.

         The Credit Facility with our bank lender provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004. Interest accrues at prime plus 1/2% on the revolving portion of the Credit Facility and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at March 31, 2002, was 4.75%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain cash flow and other financial ratios. We have, from time to time, not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At March 31, 2002, we are in compliance with these covenants. In addition to the $1.1 million of cash on hand at March 31, 2002, we had $2.8 million available for borrowings under the Credit Facility at March 31, 2002. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants

         We used approximately $1.3 million of cash in operating activities in the first three months of 2002 as compared to generating approximately $2.7 million of cash during the first three months of 2001. This change is primarily attributable to increased inventories and accounts receivable in 2002 and to a $1.8 million increase in accounts payable and accrued liabilities in 2001 compared to a $0.1 million increase in 2002.

          Fixed asset purchases of $0.1 during the first quarter of 2002 related primarily to computer equipment. Capital expenditures of $0.5 million during the first three months of 2001 were related primarily to computer software.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to meet our future debt service obligations beyond March 31, 2003, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2004. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

Revenue Recognition

         We recognize revenues when an agreement is in place, price is fixed, title for product passes to the customer or services have been provided, and collecitibility is reasonably assured.

Assurance for Doubtful Accounts

         Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts.

Inventory

         Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in and first out
(FIFO) and the last-in, first-out (LIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test.

However, other identifiable intangible assets with determinable lives are to be separately recognized and amortized. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement has resulted in the elimination of approximately $79,000 of goodwill amortization, annually, subsequent to December 31, 2001. The new requirements for assessing whether goodwill assets have been impaired involve market-based information. Based on the new standards, we recorded a noncash, pre-tax goodwill impairment charge of $2.5 million as of January 1, 2002. This charge is reflected as a cumulative effect of a change in accounting principle.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company has adopted SFAS No. 144 beginning January 1, 2002. The impact of such adoption did not have a material effect on the Company's financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our market risk results from volatility in interest rates. This risk is monitored and managed. Our exposure to interest rate risk relates primarily to our Credit Facility. Based on our capital structure at March 31, 2002, a 100 basis point change in interest rates would result in an estimated $0.3 million change in annual interest expense.

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

Risks Related to Internal Growth Strategy

         Future results for us will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas and adding new customers. Our ability to implement this strategy will depend on our success in selling more to existing customers, acquiring new customers, hiring qualified sales persons, and marketing integrated supply arrangements such as those being pursued by us through our SmartSource program. Although we intend to increase sales and product offerings to existing customers and reduce costs through consolidating certain administrative and sales functions, there can be no assurance that we will be successful in these efforts.

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

                                             DXP ENTERPRISES, INC.
                                             (Registrant)

                                             By: /s/               MAC McCONNELL
                                             -----------------------------------
                                                                   Mac McConnell
                                             Senior Vice-President/Finance and
                                             Chief Financial Officer

Dated: May 15, 2002