Form 10-Q
period 2002-06-30
DXP ENTERPRISES INC
filed 2002-08-14
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2002:

                             Common Stock: 4,071,685

In May of 2002, DXP Enterprises, Inc elected to defer the review of the unaudited financial statements for the three months ended March 31, 2002 until auditors for 2002 were selected. The review of the unaudited financial statements for the three months ended March 31, 2002 has been completed by Hein + Associates LLP. There were no material changes as a result of the review.

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2002           2001
                                                                                        --------      ------------
                                                                                       (UNAUDITED)
                      ASSETS
Current assets:
  Cash .........................................................................        $  1,783         $  2,260
  Trade accounts receivable, net of allowances for doubtful accounts
     of $1,882 and $1,784, respectively ........................................          19,402           18,757
  Inventories, net .............................................................          22,269           22,922
  Prepaid expenses and other ...................................................             647              341
  Deferred income taxes ........................................................           1,750            1,714
                                                                                        --------         --------
          Total current assets .................................................          44,851           45,994
Property, plant and equipment, net .............................................           8,470            8,820
Goodwill, net ..................................................................              --            2,469
Notes and accounts receivable from officers and employees ......................           1,509            1,301
Deferred income taxes ..........................................................              --              452
Other assets ...................................................................              50              350
                                                                                        --------         --------
          Total assets .........................................................        $ 56,332         $ 58,934
                                                                                        ========         ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable and accrued liabilities ...............................        $ 17,739         $ 16,979
  Accrued wages and benefits ...................................................             968            1,033
  Current portion of long-term debt ............................................           2,038            7,273
  Other accrued liabilities ....................................................           1,375              866
                                                                                        --------         --------
          Total current liabilities ............................................          22,120           26,151
Long-term debt, less current portion ...........................................          25,588           22,864
Deferred income taxes ..........................................................              --              250
Equity subject to redemption:
  Series A preferred stock -- 1,122 shares .....................................             112              112
Shareholders' Equity:
   Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $1.00 per share; 1,000,000 shares authorized; 1,168 shares
        issued and outstanding .................................................               1                2
   Series B convertible preferred stock, 1/10th vote per share; $1.00 par value;
        $100 stated value; liquidation preference of $100 per share; 1,000,000 shares authorized; 17,700 shares issued, 15,000 shares
        outstanding and 2,700 shares in treasury stock .........................              18               18
   Common stock, $.01 par value, 100,000,000 shares authorized;
        4,257,760 shares issued and 4,071,685 shares are
        outstanding and 186,075 shares in treasury stock .......................              41               41
Paid-in capital ................................................................           2,730            2,765
Retained earnings ..............................................................           7,616            8,625
Treasury stock, at cost ........................................................          (1,894)          (1,894)
                                                                                        --------         --------
          Total shareholders' equity ...........................................           8,512            9,557
                                                                                        --------         --------
          Total liabilities and shareholders' equity ...........................        $ 56,332         $ 58,934
                                                                                        ========         ========

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              -------------------------         -------------------------
                                                                      JUNE 30,                           JUNE 30,
                                                              -------------------------         -------------------------
                                                                2002             2001             2002             2001
                                                              --------         --------         --------         --------
Sales ................................................        $ 37,159         $ 45,696         $ 74,762         $ 92,586

Cost of sales ........................................          27,558           34,081           55,534           69,416
                                                              --------         --------         --------         --------
Gross profit .........................................           9,601           11,615           19,228           23,170

Selling, general and administrative expenses .........           8,545           10,531           17,147           20,894
                                                              --------         --------         --------         --------
Operating income .....................................           1,056            1,084            2,081            2,276

Other income .........................................              18               16               49               41

Interest expense .....................................            (437)            (669)            (856)          (1,453)
                                                              --------         --------         --------         --------
Income before income taxes ...........................             637              431            1,274              864

Provision for income taxes ...........................             238              191              509              430
                                                              --------         --------         --------         --------
Income before cumulative effect of a change in
  accounting principle ...............................             399              240              765              434

Cumulative effect of a change in accounting principle,
  net of tax .........................................              --               --           (1,729)              --
                                                              --------         --------         --------         --------
Net  income (loss) ...................................             399              240             (964)             434

Preferred stock dividend .............................              22               22               45               45
                                                              --------         --------         --------         --------
Net  income (loss) attributable to common shareholders        $    377         $    218         $ (1,009)        $    389
                                                              ========         ========         ========         ========
Per share and share amounts before cumulative effect
  of a change in accounting principle

  Basic earnings per common share ....................        $   0.09         $   0.05         $   0.18         $   0.10
                                                              ========         ========         ========         ========
  Common shares outstanding ..........................           4,072            4,072            4,072            4,072
                                                              ========         ========         ========         ========
  Diluted earnings per share .........................        $   0.09         $   0.05         $   0.17         $   0.10
                                                              ========         ========         ========         ========
Common and common equivalent shares outstanding ......           4,572            4,503            4,560            4,076
                                                              ========         ========         ========         ========
Cumulative effect of a change in accounting principle
  per share - basic and diluted ......................        $     --         $     --         $  (0.42)        $     --
                                                              ========         ========         ========         ========
Net  income (loss) per share - basic and diluted .....        $   0.09         $   0.05         $  (0.25)        $   0.10
                                                              ========         ========         ========         ========
Common and common equivalent shares outstanding ......           4,572            4,503            4,072            4,076
                                                              ========         ========         ========         ========

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED JUNE 30
                                                                   --------------------------
                                                                      2001             2002
                                                                   ---------         --------
OPERATING ACTIVITIES:
Net (loss) income .........................................        $    (964)        $    434
   Adjustments to reconcile net (loss) income to net
      cash provided by operating activities
      Cumulative effect of a change in accounting principle            1,729               --
      Depreciation and amortization .......................              579              707
      Provision for deferred income taxes .................                1              289
      Loss on disposal of property and equipment ..........                4               --
   Changes in operating assets and liabilities:
      Trade accounts receivable ...........................             (645)           2,509
      Inventories .........................................           (1,292)            (147)
      Prepaid expenses and other ..........................             (214)            (818)
      Accounts payable and accrued liabilities ............            1,204            1,870
                                                                   ---------         --------
Net cash  provided by operating activities ................              404            4,844

INVESTING ACTIVITIES:
Purchase of property and equipment ........................             (234)            (611)
                                                                   ---------         --------
   Net cash used in investing activities ..................             (234)            (611)

FINANCING ACTIVITIES:
Proceeds from debt ........................................          103,097           89,116
Principal payments on revolving line of credit,
   long-term debt, and notes payable to bank ..............         (103,664)         (94,615)
Purchase of preferred stock ...............................              (35)              --
Dividends paid in cash ....................................              (45)             (45)
                                                                   ---------         --------
      Net cash used in financing activities ...............             (646)          (5,544)
                                                                   ---------         --------
DECREASE IN CASH ..........................................             (477)          (1,311)
CASH AT BEGINNING OF PERIOD ...............................            2,260            2,744
                                                                   ---------         --------
CASH AT END OF PERIOD .....................................        $   1,783         $  1,433
                                                                   =========         ========

Noncash activities:

Changes in inventories and principal payments on debt excluded the $1.9 million noncash reduction of inventory cost and debt associated with a litigation settlement.

            See notes to condensed consolidated financial statements.

                      DXP ENTERPRISES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. DXP Enterprises, Inc. (the "Company") believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

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

                                             JUNE 30, 2002    DECEMBER 31, 2001
                                             -------------    -----------------
                                                      (IN THOUSANDS)
            Finished goods ...............     $ 23,917           $ 25,454
            Work in process ..............        1,968                921
                                               --------           --------
            Inventories at FIFO ..........       25,885             26,375
            Less - LIFO allowance ........       (3,616)            (3,453)
                                               --------           --------
            Inventories ..................     $ 22,269           $ 22,922
                                               ========           ========

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

                                                            Three Months Ended June 30               Six Months Ended June 30
                                                          -------------------------------         -------------------------------
                                                             2002                2001                2002                2001
                                                          -----------         -----------         -----------         -----------
Basic:
   Average shares outstanding ....................          4,071,685           4,071,685           4,071,685           4,071,685
       Income before cumulative effect of
          a change in accounting principle .......        $   399,000         $   240,000         $   765,000         $   434,000
       Covertible preferred stock dividend .......            (22,000)            (22,000)            (45,000)            (45,000)
                                                          -----------         -----------         -----------         -----------
       Income attributable to common shareholders
           before cumulative effect of a change in
           accounting principle ..................        $   377,000         $   218,000         $   720,000         $   389,000
                                                          ===========         ===========         ===========         ===========
     Per share amount ............................        $      0.09         $      0.05         $      0.18         $      0.10
                                                          ===========         ===========         ===========         ===========
Diluted:
    Average shares outstanding ...................          4,071,685           4,071,685           4,071,685           4,071,685
    Net effect of dilutive stock options--
        based on the treasury stock method .......             80,516              11,235              68,095               4,485
    Assumed conversion of convertible
        preferred stock ..........................            420,000             420,000             420,000                  --
                                                          -----------         -----------         -----------         -----------
     Total .......................................          4,572,201           4,502,920           4,559,780           4,076,170
                                                          ===========         ===========         ===========         ===========
      Income attributable to common shareholders
         before cumulative effect of a change in
         accounting principle ....................        $   377,000         $   218,000         $   720,000         $   389,000
      Convertible preferred stock dividend .......             22,000              22,000              45,000                  --
                                                          -----------         -----------         -----------         -----------
        Income for diluted earnings per share,
         before cumulative effect of a change in
         accounting principle ....................        $   399,000         $   240,000         $   765,000         $   389,000
                                                          ===========         ===========         ===========         ===========
      Per share amount ...........................        $      0.09         $      0.05         $      0.17         $      0.10
                                                          ===========         ===========         ===========         ===========

The computation of diluted loss per share after cumulative effect of a change in accounting principle for the six months ended June 30, 2002, excludes outstanding stock options and the convertible preferred stock because these items would be anti-dilutive. For the six months ended June 30, 2001, the convertible preferred stock would be anti-dilutive and is excluded from the computation of diluted earnings per share before cumulative effect of a change in accounting principle.

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


        Financial information relating the Company's segments is as follows:

                                            Three Months Ended June 30                      Six Months Ended June 30
                                    ----------------------------------------         ----------------------------------------
                                                   Electrical                                      Electrical
                                       MRO         Contractor         Total            MRO         Contractor          Total
                                    -------         -------          -------         -------         -------          -------
2002
Sales .......................       $36,433         $   726          $37,159         $73,384         $ 1,378          $74,762
Operating income (loss) .....         1,095             (39)           1,056           2,129             (48)           2,081

2001
Sales .......................       $42,964         $ 2,732          $45,696         $86,922         $ 5,664          $92,586
Operating income (loss) .....         1,025            (192)           1,084           2,593            (317)           2,276

NOTE 7: CHANGE IN ACCOUNTING PRINCIPLE

        In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets with determinable lives are to be separately recognized and amortized. This statement is effective for fiscal years beginning after December 15, 2001.

        All of the Company's goodwill pertained to one reporting unit as defined in SFAS 142. The goodwill was tested for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a transitional impairment loss of $2.5 million before income taxes ($1.7 million after income taxes). This write-off was reported as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations as of January 1, 2002. This adoption of the statement has resulted in the elimination of approximately $79,000 of annual goodwill amortization subsequent to December 31, 2001.

        The following table discloses the Company's net income (loss), assuming it excluded goodwill amortization for the periods ended:

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              -------------------------           --------------------------
                                                              June 30,         June 30,          June 30,           June 30,
                                                                2002              2001              2002               2001
                                                              -------           -------           -------            -------
Net income (loss) .......................................         399               240              (964)               434
Add back:
         Goodwill amortization, net of
            income taxes ................................          --                13                --                 26
                                                              -------           -------           -------            -------
             Adjusted net income (loss) .................         399               243              (964)               460
                                                              =======           =======           =======            =======
Basic earnings per share ................................        0.09              0.05             (0.25)              0.10
Add back:
          Goodwill amortization, net of
            income taxes ................................          --                --                --               0.01
              Adjusted basic earnings per share .........        0.09              0.06             (0.25)              0.10

Diluted earnings per share ..............................        0.09              0.05             (0.25)              0.10
Add back:
         Goodwill amortization, net of
            income taxes ................................          --                --                --               0.01
              Adjusted diluted earnings per share .......        0.09              0.06             (0.25)              0.10

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

        SALES. Revenues for the quarter ended June 30, 2002, decreased $8.5 million, or 18.7%, to approximately $37.2 million from $45.7 million in 2001. Sales for the MRO Segment decreased $6.5 million, or 15.2%, primarily due to slowing of the overall economy. Sales for the Electrical Contractor segment decreased by $2.0 million, or 73.4%, for the current quarter when compared to same period in 2001. This decrease is the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which accounted for approximately two thirds of the sales of the Electrical Contractor segment, combined with a slow down in the construction business for electrical contractors.

        GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.4% for the second quarter of 2002, when compared to the same period in 2001. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 36.1% for the three months ended June 30, 2002, up from 21.4% in the comparable period of 2001. This increase resulted from the sale of the business in San Antonio, Texas which had lower gross profit margins.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended June 30, 2002, decreased by approximately $2.0 million when compared to the same period in 2001. This decrease is primarily attributed to reduced payroll and payroll related expenses. As a percentage of revenue, the 2002 expense was 23.0%, the same as for 2001.

        OPERATING INCOME. Operating income for the second three months of 2002 was approximately the same when compared to the same period in 2001. This similar result is the net of a $0.2 million decrease in operating income for the MRO Segment and a $0.2 million improvement in operating income for the Electrical Contractor segment. The reduced operating income for the MRO segment is the result of lower sales and gross profit partially offset by reduced selling, general and administrative expenses. The improvement for the Electrical

Contractor Segment is the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which was not profitable.

        INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2002 decreased by $0.2 million, or 35%, when compared to the same period in 2001. This decline results from lower interest rates for the second three months of 2002 when compared to the second three months of 2001 as well as a lower average debt balance.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

        SALES. Revenues for the six months ended June 30, 2002, decreased $17.8 million, or 19.3%, to approximately $74.8 million from $92.6 million in 2001. Sales for the MRO Segment decreased $13.5 million, or 15.6%, primarily due to slowing of the overall economy. Sales for the Electrical Contractor segment decreased by $4.3 million, or 75.7%, for the first half when compared to same period in 2001. This decrease is the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which accounted for approximately two thirds of the sales of the Electrical Contractor segment, combined with a slow down in the construction business for electrical contractors.

        GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.7% for the first six months of 2002, when compared to the same period in 2001. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 39.3% for the six months ended June 30, 2002, up from 20.7% in the comparable period of 2001. This increase resulted from the sale of the business in San Antonio, Texas which had lower gross profit margins.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the six months ended June 30, 2002, decreased by approximately $3.7 million when compared to the same period in 2001. This decrease is primarily attributed to reduced payroll and payroll related expenses. As a percentage of revenue, the 2002 expense increased by approximately 0.3% to 22.9% from 22.6% for 2001. This increase is primarily attributable to non-variable costs being spread over a smaller revenue amount.

        OPERATING INCOME. Operating income for the first six months of 2002 decreased $0.2 million when compared to the same period in 2001. This decrease is the net of a $0.5 million decrease in operating income for the MRO Segment and a $0.3 million improvement in operating income for the Electrical Contractor segment. The reduced operating income for the MRO segment is the result of lower sales and gross profit partially offset by reduced selling, general and administrative expenses. The improvement for the Electrical Contractor Segment is the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which was not profitable.

        INTEREST EXPENSE. Interest expense for the six months ended June 30, 2002 decreased by $0.6 million to $0.9 million from $1.5 million during the same period in 2001. This decline results from lower interest rates for the six months of 2002 when compared to the first six months of 2001 as well as a lower average debt balance.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

        As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

        Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our lines of credit for working capital. We had approximately $1.3 million available for borrowings under the revolving portion of the Credit Facility at June 30, 2002. Working capital at June 30, 2002 and December 31, 2001 was approximately $23.9 million and

$19.8 million, respectively. During the first six months of 2002 and 2001, we collected trade receivables in approximately 51 and 49 days, respectively. For the six months ended June 30, 2002 and 2001, we turned our inventory approximately five and six times, respectively, on an annualized basis.

        On May 13, 2002, the Company finalized the settlement of the dispute regarding the adjustment of the purchase price paid to the seller for a MRO business acquired by the Company in 1997. Under the terms of the settlement agreement, the Company paid $0.1 million to the seller, the Company retained ownership of the inventory acquired in 1997 remaining on hand, and the $2.0 million subordinated note payable by the Company to the seller was cancelled. From September 30, 2000 through December 31, 2001, the balances outstanding under the subordinated note and a $5.8 million secured line of credit were in default and included in current maturities of long-term debt. Since March 31, 2002, the balance outstanding under the $5.8 million secured line of credit has been included in long-term debt. The balance of the subordinated note, less the $0.1 million settlement payment, has been recorded as a reduction of the cost of the inventory acquired in 1997 remaining on hand.

        The Credit Facility with our bank lender provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004. Interest accrues at prime plus 1/2% on the revolving portion of the Credit Facility and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at June 30, 2002, was 4.75%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain cash flow and other financial ratios. We have, from time to time, not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At June 30, 2002, we are in compliance with these covenants. In addition to the $1.1 million of cash on hand at June 30, 2002, we had $1.3 million available for borrowings under the Credit Facility at June 30, 2002. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants

        We generated approximately $0.4 million of cash in operating activities in the first half of 2002 as compared to generating approximately $4.8 million of cash during the first half of 2001. This change is primarily attributable to increased accounts receivable in 2002 compared to a $2.5 million decrease in accounts receivable in 2001.

         Fixed asset purchases of $0.2 during the first half of 2002 related primarily to computer equipment. Capital expenditures of $0.6 million during the first half of 2001 were related primarily to computer software.

        Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to meet our future debt service obligations beyond June 30, 2003, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2004. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations and self-insured medical claims. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Our market risk results from volatility in interest rates. This risk is monitored and managed. Our exposure to interest rate risk relates primarily to our Credit Facility. Based on our capital structure at June 30, 2002, a 100 basis point change in interest rates would result in an estimated $0.3 million change in annual interest expense.

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

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 3, 2002, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast.

NOMINEE                VOTES FOR        VOTES AGAINST         VOTES WITHHELD
--------------------------------------------------------------------------------
David R Little ......  3,796,644           --0--                    543

Cletus Davis ........  3,796,944           --0--                    243
Kenneth H. Miller ...  3,796,944           --0--                    243
Timothy Halter ......  3,796,944           --0--                    243

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

    (b) Reports on Form 8-K.

    On June 6, 2002, DXP filed a Form 8-K to report a change in independent public accountants.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DXP ENTERPRISES, INC.
                                     (Registrant)

                                     By: /s/      MAC McCONNELL
                                         ---------------------------------------
                                                  Mac McConnell
                                            Senior Vice-President/Finance and
                                                 Chief Financial Officer

Dated:  August 14, 2002