Form 10-Q/A
period 2002-06-30
DXP ENTERPRISES INC
filed 2002-09-18
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-Q/A


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

                             Common Stock: 4,071,685


   This Form 10-Q/A is being filed to correct typographical errors in the Condensed Consolidated Balance Sheets.

In May of 2002, DXP Enterprises, Inc elected to defer the review of the unaudited financial statements for the three months ended March 31, 2002 until auditors for 2002 were selected. The review of the unaudited financial statements for the three months ended March 31, 2002 has been completed by Hein + Associates LLP. There were no material changes as a result of the review.

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2002           2001
                                                                                        --------      ------------
                                                                                       (UNAUDITED)
                      ASSETS
Current assets:
  Cash .........................................................................        $  1,783         $  2,260
  Trade accounts receivable, net of allowances for doubtful accounts
     of $1,882 and $1,784, respectively ........................................          19,402           18,757
  Inventories, net .............................................................          22,269           22,922
  Prepaid expenses and other ...................................................             647              341
  Deferred income taxes ........................................................           1,750            1,714
                                                                                        --------         --------
          Total current assets .................................................          45,851           45,994
Property, plant and equipment, net .............................................           8,470            8,820
Goodwill, net ..................................................................              --            2,469
Notes and accounts receivable from officers and employees ......................           1,509            1,301
Deferred income taxes ..........................................................             452               --
Other assets ...................................................................              50              350
                                                                                        --------         --------
          Total assets .........................................................        $ 56,332         $ 58,934
                                                                                        ========         ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable and accrued liabilities ...............................        $ 17,739         $ 16,979
  Accrued wages and benefits ...................................................             968            1,033
  Current portion of long-term debt ............................................           2,038            7,273
  Other accrued liabilities ....................................................           1,375              866
                                                                                        --------         --------
          Total current liabilities ............................................          22,120           26,151
Long-term debt, less current portion ...........................................          25,588           22,864
Deferred income taxes ..........................................................              --              250
Equity subject to redemption:
  Series A preferred stock -- 1,122 shares .....................................             112              112
Shareholders' Equity:
   Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $1.00 per share; 1,000,000 shares authorized; 1,168 shares
        issued and outstanding .................................................               1                2
   Series B convertible preferred stock, 1/10th vote per share; $1.00 par value;
        $100 stated value; liquidation preference of $100 per share; 1,000,000 shares authorized; 17,700 shares issued, 15,000 shares
        outstanding and 2,700 shares in treasury stock .........................              18               18
   Common stock, $.01 par value, 100,000,000 shares authorized;
        4,257,760 shares issued and 4,071,685 shares are
        outstanding and 186,075 shares in treasury stock .......................              41               41
Paid-in capital ................................................................           2,730            2,765
Retained earnings ..............................................................           7,616            8,625
Treasury stock, at cost ........................................................          (1,894)          (1,894)
                                                                                        --------         --------
          Total shareholders' equity ...........................................           8,512            9,557
                                                                                        --------         --------
          Total liabilities and shareholders' equity ...........................        $ 56,332         $ 58,934
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

        3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with Commission on August 20, 1998).

        3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).


       99.1 Certifications Pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.


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

                                     DXP ENTERPRISES, INC.
                                     (Registrant)

                                     By: /s/      MAC McCONNELL
                                         ---------------------------------------
                                                  Mac McConnell
                                            Senior Vice-President/Finance and
                                                 Chief Financial Officer


Dated:  September 18, 2002

                                 CERTIFICATIONS


I, David R. Little, the Chief Executive Officer of DXP Enterprises, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of DXP Enterprises, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 18, 2002

                               /s/ David R. Little
                                 David R. Little
                             Chief Executive Officer



I, Mac McConnell, the Chief Financial Officer of DXP Enterprises, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of DXP Enterprises, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 18, 2002

                                /s/ Mac McConnell
                                  Mac McConnell
                             Chief Financial Officer

                               INDEX TO EXHIBITS



     Exhibit
        No.                       Description
     -------                      -----------

       99.1 Certifications Pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.