Form 10-Q
period 2002-09-30
DXP ENTERPRISES INC
filed 2002-11-14
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO ___________

                         COMMISSION FILE NUMBER 0-21513

                                 ---------------

                              DXP ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


              TEXAS                                  76-0509661
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         7272 PINEMONT                                  77040
        HOUSTON, TEXAS                                (Zip Code)

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

                                 ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2002:

                             Common Stock: 4,071,685

================================================================================

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                           2002           2001
                                                                      -------------   ------------
                                                                        UNAUDITED
                                     ASSETS

Current assets:
  Cash .............................................................      $    640       $  2,260
  Trade accounts receivable, net of allowances for doubtful accounts
    of $1,959 and $1,784, respectively .............................        19,224         18,757
  Inventories, net .................................................        21,153         22,922
  Prepaid expenses and other .......................................           640            341
  Deferred income taxes ............................................         1,532          1,714
                                                                          --------       --------
    Total current assets ...........................................        43,189         45,994
Property, plant and equipment, net .................................         8,206          8,820
Goodwill, net ......................................................            --          2,469
Notes and accounts receivable from officers and employees ..........         1,303          1,301
Deferred income taxes ..............................................           425             --
Other assets .......................................................           247            350
                                                                          --------       --------
    Total assets ...................................................      $ 53,370       $ 58,934
                                                                          ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable and accrued liabilities ...................      $ 16,420       $ 16,979
  Accrued wages and benefits .......................................         1,395          1,033
  Current portion of long-term debt ................................         2,045          7,273
  Other accrued liabilities ........................................         1,406            866
                                                                          --------       --------
    Total current liabilities ......................................        21,266         26,151
Long-term debt, less current portion ...............................        23,094         22,864
Deferred income taxes ..............................................            --            250
Equity subject to redemption:
  Series A preferred stock -- 1,122 shares .........................           112            112
Shareholders' Equity:
  Series A preferred stock, 1/10th vote per share; $1.00 par value;
    liquidation preference of $1.00 per share; 1,000,000 shares
    authorized; 1,168 shares issued and outstanding ................             1              2
  Series B convertible preferred stock, 1/10th vote per share;
    $1.00 par value; $100 stated value; liquidation preference of
    $100 per share; 1,000,000 shares authorized; 17,700 shares issued, 15,000 shares outstanding and 2,700 shares in
    treasury stock .................................................            18             18
  Common stock, $.01 par value, 100,000,000 shares authorized;
    4,257,760 shares issued and 4,071,685 shares are
    outstanding and 186,075 shares in treasury stock ...............            41             41
Paid-in capital ....................................................         2,730          2,765
Retained earnings ..................................................         8,002          8,625
Treasury stock, at cost ............................................        (1,894)        (1,894)
                                                                          --------       --------
    Total shareholders' equity .....................................         8,898          9,557
                                                                          --------       --------
    Total liabilities and shareholders' equity .....................      $ 53,370       $ 58,934
                                                                          ========       ========

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      -------------------------        -------------------------
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      -------------------------        -------------------------
                                                                        2002             2001             2002            2001
                                                                      --------         --------        ---------        --------
Sales .........................................................       $ 38,422         $ 43,240        $ 113,184        $135,826
Cost of sales .................................................         28,638           32,296           84,172         101,712
                                                                      --------         --------        ---------        --------
Gross profit ..................................................          9,784           10,944           29,012          34,114
Selling, general and administrative expenses ..................          8,726            9,914           25,873          30,808
                                                                      --------         --------        ---------        --------
Operating income ..............................................          1,058            1,030            3,139           3,306
Other income ..................................................             14               12               63              53
Interest expense ..............................................           (395)            (572)          (1,251)         (2,025)
                                                                      --------         --------        ---------        --------
Income before income taxes ....................................            677              470            1,951           1,334
Provision for income taxes ....................................            269              198              778             628
                                                                      --------         --------        ---------        --------
Income before cumulative effect of a change in
  accounting principal ........................................            408              272            1,173             706

Cumulative effect of a change in accounting
  principle, net of tax .......................................             --               --           (1,729)             --
                                                                      --------         --------        ---------        --------
Net income (loss) .............................................            408              272             (556)            706
Preferred stock dividend ......................................             23               23               68              68
                                                                      --------         --------        ---------        --------
Net income (loss) attributable to common shareholders .........       $    385         $    249        $    (624)       $    638
                                                                      ========         ========        =========        ========
Per share and share amounts before cumulative
  effect of a change in accounting principle

  Basic earnings per common share .............................       $   0.09         $   0.06        $    0.27        $   0.16
                                                                      ========         ========        =========        ========
  Common shares outstanding ...................................          4,072            4,072            4,072           4,072
                                                                      ========         ========        =========        ========
  Diluted earnings per share ..................................       $   0.09         $   0.06        $    0.26        $   0.16
                                                                      ========         ========        =========        ========
Common and common equivalent shares outstanding ...............          4,540            4,586            4,554           4,505
                                                                      ========         ========        =========        ========
Cumulative effect of a change in accounting
  principle per share -- basic and diluted ....................       $     --         $     --        $   (0.42)       $     --
                                                                      ========         ========        =========        ========
Net income (loss) per share -- basic and diluted ..............       $   0.09         $   0.06        $   (0.15)       $   0.16
                                                                      ========         ========        =========        ========
Common and common equivalent shares outstanding ...............          4,540            4,586            4,072           4,505
                                                                      ========         ========        =========        ========

           See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                      -----------------------
                                                                         2002          2001
                                                                      ---------     ---------
OPERATING ACTIVITIES:
Net (loss) income ................................................    $    (556)    $     706
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities
    Cumulative effect of a change in accounting principal ........        1,729            --
    Depreciation and amortization ................................          867         1,054
    Provision for deferred income taxes ..........................          243           463
    Loss on disposal of property and equipment ...................            4            --
  Changes in operating assets and liabilities:
    Trade accounts receivable ....................................         (467)        3,713
    Inventories ..................................................         (172)       (1,241)
    Prepaid expenses and other ...................................         (198)         (734)
    Accounts payable and accrued liabilities .....................          343           483
                                                                      ---------     ---------
Net cash provided by operating activities ........................        1,793         4,444

INVESTING ACTIVITIES:
Purchase of property and equipment ...............................         (258)         (672)
Net proceeds on the sale of certain electrical
  contractor segment assets ......................................           --         1,149
                                                                      ---------     ---------
  Net cash (used in) provided by investing activities ............         (258)          477

FINANCING ACTIVITIES:
Proceeds from debt ...............................................      139,753       132,974
Principal payments on revolving line of credit,
  long-term debt, and notes payable to bank ......................     (142,805)     (140,338)
Purchase of preferred stock ......................................          (35)           --
Dividends paid in cash ...........................................          (68)          (68)
                                                                      ---------     ---------
    Net cash used in financing activities ........................       (3,155)       (7,432)
                                                                      ---------     ---------
DECREASE IN CASH .................................................       (1,620)       (2,511)
CASH AT BEGINNING OF PERIOD ......................................        2,260         2,744
                                                                      ---------     ---------
CASH AT END OF PERIOD ............................................    $     640     $     233
                                                                      =========     =========

Noncash activities:

Changes in inventories and principal payments on debt exclude the $1.9 million noncash reduction of inventory cost and debt associated with a litigation settlement recorded in 2002. See note 4.

           See notes to condensed consolidated financial statements.

                      DXP ENTERPRISES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. DXP Enterprises, Inc. ("DXP" or the "Company") believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

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

NOTE 2: THE COMPANY

         DXP , a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments: Maintenance, Repair and Operating (MRO) and Electrical Contractor.

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


                                     SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                     ------------------       -----------------
                                                     (IN THOUSANDS)
            Finished goods......          $ 22,961                 $25,454
            Work in process.....             1,788                     921
                                          --------                 -------
            Inventories at FIFO.            24,749                  26,375
            Less - LIFO allowance           (3,596)                 (3,453)
                                          --------                 -------
            Inventories.........          $ 21,153                 $22,922
                                          ========                 =======

NOTE 4: LONG-TERM DEBT

         On May 13, 2002, the Company finalized the settlement of the dispute regarding the adjustment of the purchase price paid to the seller for a MRO business acquired by the Company in 1997. Under the terms of the settlement agreement, the Company paid $0.1 million to the seller, the Company retained ownership of the inventory acquired in 1997 remaining on hand, and the $2.0 million subordinated note payable by the Company to the seller was cancelled. From September 30, 2000 through December 31, 2001, the balances outstanding under the subordinated note and a $5.8 million secured line of credit were in default and included in current maturities of long-term debt. Since March 31, 2002, the balance outstanding under the $5.8 million secured line of credit is included in long-term debt. The balance of the subordinated note, less the $0.1 million settlement payment, was recorded as of March 31, 2002, as a reduction of the cost of the inventory acquired in 1997 remaining on hand.

NOTE 5: EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle for the periods indicated.

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30              SEPTEMBER 30
                                                         -----------------------   -----------------------
                                                            2002         2001         2002         2001
                                                         ----------   ----------   ----------   ----------
Basic:
  Average shares outstanding...........................   4,071,685    4,071,685    4,071,685    4,071,685
  Income before cumulative effect of a change in
    accounting principle...............................  $  408,000   $  272,000   $1,173,000   $  706,000
  Convertible preferred stock dividend.................     (23,000)     (23,000)     (68,000)     (68,000)
                                                         ----------   ----------   ----------   ----------
  Income attributable to common shareholders before
    cumulative effect of a change in accounting
    principle..........................................  $  385,000   $  249,000   $1,105,000   $  638,000
  Per share amount.....................................  $     0.09   $     0.06   $     0.27   $     0.16
                                                         ==========   ==========   ==========   ==========
Diluted:
  Average shares outstanding...........................   4,071,685    4,071,685    4,071,685    4,071,685
  Net effect of dilutive stock options-based on the
    treasury stock method..............................      47,922       94,800       62,752       12,979
  Assumed conversion of convertible preferred stock....     420,000      420,000      420,000      420,000
                                                         ----------   ----------   ----------   ----------
  Total................................................   4,539,607    4,586,485    4,554,437    4,504,664
                                                         ==========   ==========   ==========   ==========
  Income attributable to common shareholders before
    cumulative effect of a change in accounting
    principle..........................................  $  385,000   $  249,000   $1,105,000   $  638,000
  Convertible preferred stock dividend.................      23,000       23,000       68,000       68,000
                                                         ----------   ----------   ----------   ----------
  Income for diluted earnings per share, before
    cumulative effect of a change in accounting
    principle..........................................  $  408,000   $  272,000   $1,173,000   $  706,000
                                                         ==========   ==========   ==========   ==========
  Per share amount.....................................  $     0.09   $     0.06   $     0.26   $     0.16
                                                         ==========   ==========   ==========   ==========

The computation of diluted loss per share after cumulative effect of a change in accounting principle for the nine months ended September 30, 2002, excludes outstanding stock options and the convertible preferred stock because these items would be anti-dilutive.

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

         Financial information relating the Company's segments is as follows (in thousands):


                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------   -------------------------------
                                                     ELECTRICAL                        ELECTRICAL
                                             MRO     CONTRACTOR    TOTAL      MRO      CONTRACTOR    TOTAL
                                           -------   ----------   -------   --------   ----------   -------
2002
Sales....................................  $37,614     $  808     $38,422   $110,998     $2,186     $113,184
Operating income.........................    1,003         55       1,058      3,132          7        3,139
2001
Sales....................................  $41,431     $1,809     $43,240   $128,353     $7,473     $135,826
Operating income.........................    1,119        (89)      1,030      3,711       (405)       3,306

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

         The following table discloses the Company's net income (loss), assuming it excluded goodwill amortization for the periods ended (in thousands, except per share data):

                                                                 THREE MONTHS       NINE MONTHS
                                                                    ENDED         ENDED SEPTEMBER
                                                                SEPTEMBER 30,           30,
                                                                --------------    ---------------
                                                                2002     2001      2002     2001
                                                                -----    -----    ------    -----
Net income (loss)                                               $ 408    $ 272    $ (556)   $ 706
Add back:
  Goodwill amortization, net of income taxes................       --       13        --       39
                                                                -----    -----    ------    -----
    Adjusted net income (loss)..............................    $ 408    $ 285    $ (556)   $ 745
                                                                =====    =====    ======    =====
Basic earnings (loss) per share                                 $0.09    $0.06    $(0.15)   $0.16
Add back:
  Goodwill amortization, net of income taxes................       --       --        --     0.01
                                                                -----    -----    ------    -----
    Adjusted basic earnings (loss) per share................    $0.09    $0.06    $(0.15)   $0.17
                                                                =====    =====    ======    =====
Diluted earnings (loss) per share...........................    $0.09    $0.06    $(0.15)   $0.16
Add back:
  Goodwill amortization, net of income taxes................       --       --        --     0.01
                                                                -----    -----    ------    -----
    Adjusted diluted earnings (loss) per share..............    $0.09    $0.06    $(0.15)   $0.17
                                                                =====    =====    ======    =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

         SALES. Revenues for the quarter ended September 30, 2002, decreased $4.8 million, or 11.1%, to approximately $38.4 million from $43.2 million in 2001. Sales for the MRO Segment decreased $3.8 million, or 9.2%, primarily due to slowing of the overall economy. Sales for the Electrical Contractor segment decreased by $1.0 million, or 55.3%, for the current quarter when compared to same period in 2001. This decrease is the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which accounted for approximately two thirds of the sales of the Electrical Contractor segment, combined with a slow down in the construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.1% for the third quarter of 2002, when compared to the same period in 2001. This increase can be primarily attributed to increased margins for the Electrical Contractor segment, partially offset by reduced margins for the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 38.0% for the three months ended September 30, 2002, up from 22.1% in the comparable period of 2001. This increase resulted from the sale of the business in San Antonio, Texas which had lower gross profit margins. Gross profit as a percentage of sales for the MRO segment decreased to 25.2% the quarter ended September 30, 2002, down from 25.4% for the comparable period of 2001. The decline resulted from changes in product mix.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended September 30, 2002, decreased by approximately $1.2 million, or 12.0%, when compared to the same period in 2001. This decrease is primarily attributed to reduced payroll and payroll related expenses. As a percentage of revenue, the 2002 expense decreased to 22.7% from 22.9% for 2001.

         OPERATING INCOME. Operating income for the third quarter of 2002 was approximately the same when compared to the same period in 2001. This similar result is the net of a $0.1 million decrease in operating income for the MRO Segment and a $0.1 million improvement in operating income for the Electrical Contractor segment. The reduced operating income for the MRO segment is the result of lower sales and gross profit partially offset by reduced selling, general and administrative expenses. The improvement for the Electrical Contractor Segment is primarily the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which was not profitable.

         INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2002 decreased by $0.2 million, or 31%, when compared to the same period in 2001. This decline results from lower interest rates for the third quarter of 2002 when compared to the third quarter of 2001 as well as a lower average debt balance.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

         SALES. Revenues for the nine months ended September 30, 2002, decreased $22.6 million, or 16.7%, to approximately $113.2 million from $135.8 million in 2001. Sales for the MRO segment decreased $17.4 million, or 13.5%, primarily due to slowing of the overall economy. Sales for the Electrical Contractor segment decreased by $5.3 million, or 70.7%, for the first nine months when compared to same period in 2001. This decrease is the result of the sale during August 2001 of the majority of the assets of a business in San Antonio, Texas, which accounted for approximately two thirds of the sales of the Electrical Contractor segment, combined with a slow down in the construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.5% for the first nine months of 2002, when compared to the same period in 2001. This increase can be primarily attributed to increased margins for the Electrical Contractor segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 38.8% for the nine months ended September 30, 2002, up from 21.0% in the comparable period of 2001. This increase resulted from the sale of the business in San Antonio, Texas which had lower gross profit margins. Gross profit as a percentage of sales for the MRO segment was 25.4% for both periods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2002, decreased by approximately $4.9 million, or 16.0%, when compared to the same period in 2001. This decrease is primarily attributed to reduced payroll and payroll related expenses. As a percentage of revenue, the 2002 expense increased by approximately 0.2% to 22.9% from 22.7% for 2001. This increase is primarily attributable to non-variable costs being spread over a smaller revenue amount.

         OPERATING INCOME. Operating income for the first nine months of 2002 decreased by approximately $0.2 million, or 5.1%, when compared to the same period in 2001. This decrease is the net of a $0.6 million decrease in operating income for the MRO Segment and a $0.4 million improvement in operating income for the Electrical Contractor segment. The reduced operating income for the MRO segment is the result of lower sales and gross profit partially offset by reduced selling, general and administrative expenses. The improvement for the Electrical Contractor segment is primarily the result of the sale during August 2001 of the business in San Antonio, Texas, which was not profitable.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2002 decreased by $0.8 million to $1.2 million from $2.0 million during the same period in 2001. This decline results from lower interest rates for the nine months of 2002 when compared to the first nine months of 2001 as well as a lower average debt balance.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

         Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our lines of credit for working capital. We had approximately $4.0 million available for borrowings under the revolving portion of the Credit Facility at

September 30, 2002. Working capital at September 30, 2002 and December 31, 2001 was approximately $21.9 million and $19.8 million, respectively. During the first nine months of 2002 and 2001, we collected trade receivables in approximately 51 and 46 days, respectively. For the nine months ended September 30, 2002 and 2001, we turned our inventory approximately five and six times, respectively, on an annualized basis.

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

         The Credit Facility with our bank lender provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004. Interest accrues at prime plus 1/2% on the revolving portion of the Credit Facility and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at September 30, 2002, was 4.75%. The margin above prime may increase by 50 basis points if the ratio of earnings, before interest, taxes, depreciation and amortization, to fixed charges (as defined) is equal to or less than 1.1 to 1.0. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain cash flow and other financial ratios. We have, from time to time, not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At September 30, 2002, we are in compliance with these covenants. In addition to the $0.6 million of cash on hand at September 30, 2002, we had $4.0 million available for borrowings under the Credit Facility at September 30, 2002. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants

         We generated approximately $1.8 million of cash in operating activities in the first nine months of 2002 as compared to generating approximately $4.4 million of cash during the first nine months of 2001. This change is primarily attributable to increased accounts receivable in 2002 compared to a $3.7 million decrease in accounts receivable in 2001.

         Fixed asset purchases of $0.3 during the first nine months of 2002 related primarily to computer equipment. Capital expenditures of $0.7 million during the first nine months of 2001 were related primarily to computer software.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to meet our future debt service obligations beyond September 30, 2003, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2004. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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


ITEM 4: CONTROLS AND PROCEDURES

         Based on their evaluations as of a date within 90 days of the filing date of this report, the principle executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

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

        None


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

Dated:  November 14, 2002

                                 CERTIFICATIONS


I, David R. Little, the Chief Executive Officer of DXP Enterprises, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of DXP Enterprises, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date this quarterly report (the "Evaluation Date"); and
                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002

                               /s/ David R. Little
                             -----------------------
                                 David R. Little
                             Chief Executive Officer

I, Mac McConnell, the Chief Financial Officer of DXP Enterprises, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of DXP Enterprises, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date this quarterly report (the "Evaluation Date"); and

             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





November 14, 2002

                                /s/ Mac McConnell
                             -----------------------
                                  Mac McConnell
                             Chief Financial Officer