Form 10-K
period 2002-12-31
DXP ENTERPRISES INC
filed 2003-03-24
CIK 1020710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                          COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] NoX

         Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 28, 2002: $2,150,783.

         Number of shares of registrant's Common Stock outstanding as of March 15, 2003: 4,071,685

         Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2003 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION

ITEM                                                                                                        PAGE
----                                                                                                        ----
                                                  PART I
    1.       Business.....................................................................................    3
    2.       Properties...................................................................................    7
    3.       Legal Proceedings............................................................................    7
    4.       Submission of Matters to a Vote of Security Holders..........................................    8

                                                 PART II

    5.       Market for the Registrant's Common Equity and Related Stockholder Matters....................    8
    6.       Selected Financial Data......................................................................    8
    7.       Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................................    10
    7A.      Quantitative and Qualitative Disclosures about Market Risk...................................    14
    8.       Financial Statements and Supplementary Data..................................................    15
    9.       Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...................................................................................    33

                                                PART III

    10.      Directors and Executive Officers of the Registrant...........................................    34
    11.      Executive Compensation.......................................................................    34
    12.      Security Ownership of Certain Beneficial Owners and Management...............................    34
    13.      Certain Relationships and Related Transactions...............................................    34
    14.      Controls and Procedures......................................................................    34
    15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................    34


                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS


This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. "Business," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates, " "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results my vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

ITEM 1. BUSINESS

         DXP Enterprises, Inc. (DXP or the Company), a Texas corporation, was incorporated in 1996, to be the successor to a company founded in 1908. Since the beginning, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers. We are organized into two segments: MRO and Electrical Contractor. Sales and operating income for 2000, 2001 and 2002, and indentifiable assets at the close of such years for our business segments are presented in Note 13 of the Notes to the Consolidated Financial Statements.

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

         We estimate that annual sales in the United States of MRO products for industrial customers currently exceeds $200 billion, of which we estimate over $140 billion are in the major product categories of fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products. Based on 2001 sales as reported by industry sources, we were the 32nd largest distributor of MRO products in the United States.

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

         At December 31, 2002, the MRO Segment has 501 full-time employees.

ELECTRICAL CONTRACTOR SEGMENT

         The Electrical Contractor segment was formed in 1998 with the acquisition of substantially all of the assets of two electrical supply businesses. During August 2001, we sold the majority of the assets of one of the two businesses which comprised the Electrical Contractor segment. The Electrical Contractor segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The segment has two warehouse/sales facilities in Memphis, Tennessee.

         The Electrical Contractor segment sells a broad range of products from over 100 vendors. Significant vendors include Cutler-Hammer, Cooper, Killark, 3M, General Electric and Allied. To meet prompt delivery demands of its customers, this segment maintains large inventories. The majority of sales are on open account.

         At December 31, 2002, the Electrical Contractor segment had 12 full-time employees.

MANAGEMENT INFORMATION SYSTEMS

         During 2002, we completed the installation of a common operating and financial system which is used by all of our locations. We use this computer system to benefit customers and to improve our productivity and efficiency. In addition to traditional functions of inventory control, order processing, purchasing, accounts receivable, accounts payable and general ledger, our computer system has the flexibility to integrate with the customer's maintenance, accounting and management systems. Our system allows for real-time reporting of industrial products used by work order, department and individual, as well as on-line stock inquiry and order-status reports. Our system supports advanced functions, such as EDI, customized billing, end user reporting, facsimile transmission, bar coding and preventative maintenance.

COMPETITION

         Our business is highly competitive. In the MRO segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with larger distributors that provide integrated supply programs and outsourcing services similar to those offered through our SmartSource program, some of which may be able to supply their products in a more efficient and cost-effective manner than us. We also compete with direct mail distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings offered by us, we are not aware of any major competitor that offers on a non-direct mail basis a product grouping as broad as that offered by us. Further, while certain direct-mail distributors provide product offerings as broad as ours, these competitors do not offer the product application, engineering and after-the-sale services which we provide. In the Electrical Contractor segment we compete against a variety of suppliers of electrical products, many of which may have greater financial and other resources than we do.

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

EMPLOYEES

         At December 31, 2002, we had 513 full-time employees. We believe that our relationship with our employees is good.

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

ITEM 2. PROPERTIES

         We own our headquarters facility in Houston, Texas which has 45,000 square feet of office space. The MRO segment owns or leases 43 branch distribution facilities located in Georgia, Louisiana, Maryland, Montana, New Mexico, Oklahoma, Tennessee, Texas, and Wyoming. The Electrical Contractor segment owns one facility in Tennessee. These facilities range from 2,500 square feet to 138,000 square feet in size. Those facilities that are not owned by us are leased for terms generally ranging from one to five years. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. All of the facilities owned by us are pledged to secure our indebtedness.

         On March 15, 2000, we completed the sale of a MRO fabrication and warehouse facility, for approximately $2.8 million in cash. We sold another MRO warehouse facility during the second quarter of 2000 for $0.7 million.

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

                                                                                      HIGH       LOW
                                                                                      ----       ---
2001
First Quarter.........................................................................$1.00      $.056
Second Quarter........................................................................$1.60      $0.62
Third Quarter.........................................................................$1.40      $1.00
Fourth Quarter........................................................................$1.10      $0.70

2002
First Quarter.........................................................................$1.45      $0.85
Second Quarter........................................................................$2.24      $0.97
Third Quarter.........................................................................$1.25      $0.75
Fourth Quarter........................................................................$1.21      $0.70


On March 15, 2003, we had approximately 670 holders of record for outstanding shares of our common stock.

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


ITEM 6. SELECTED FINANCIAL DATA

         The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2002 have been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                    1998        1999         2000         2001          2002
                                                                 ---------    ---------    ---------    ---------    ---------
                                                                           (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Sales ........................................................   $ 209,379    $ 184,685    $ 182,642    $ 174,429    $ 148,106
Gross profit .................................................      54,147       46,879       45,507       43,805       37,984
Operating income (loss)(1)(3) ................................       8,143        2,899       (7,752)       4,034        4,117
Income (loss) before income taxes(4) .........................       5,004          415       (9,031)       1,600        2,633
Income (loss) before cumulative effect
     of a change in accounting principle .....................       2,874         (118)      (7,358)         929        1,619
Cummulative effect of a change in
     accounting principle, net of tax ........................          --           --           --           --       (1,729)
Net income (loss) ............................................       2,874         (118)      (7,358)         929         (110)
Preferred stock dividend .....................................         (90)         (90)         (90)         (90)         (90)
Net income (loss) attributable to common
      shareholders ...........................................       2,784         (208)      (7,448)         839         (200)
Per share and share amounts before cumulative
     effect of a change in accounting principle
     Basic earnings (loss) per common share ..................   $    0.67    $   (0.05)   $   (1.83)   $    0.21    $    0.38
     Common shares outstanding(2) ............................       4,159        4,075        4,072        4,072        4,072
     Diluted earnings (loss) per share .......................   $    0.51    $   (0.05)   $   (1.83)   $    0.21    $    0.36
     Common and common equivalent shares outstanding (2) .....       5,596        4,075        4,072        4,503        4,555
Cummulative effect of a change in accounting principle
     per share-basic and diluted .............................   $      --    $      --    $      --    $      --    $   (0.42)
Basic earnings (loss) per share ..............................   $    0.67    $   (0.05)   $   (1.83)   $    0.21    $   (0.05)
Common shares outstanding ....................................       4,159        4,075        4,072        4,072        4,072
Diluted earnings (loss) per share ............................   $    0.51    $   (0.05)   $   (1.83)   $    0.21    $   (0.05)
Common and common equivalent shares outstanding (2) ..........       5,596        4,075        4,072        4,503        4,072

                                                                   1998        1999        2000        2001         2002
                                                                 ---------   ---------   ---------   ---------   ---------
                                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets .................................................   $  80,389   $  72,922   $  66,280   $  57,588   $  49,248
Long-term debt obligations ...................................      42,910      36,780      28,476      22,864      23,486
Shareholders' equity .........................................      15,540      15,499       7,971       8,323       8,087

(1) Year ended December 31, 1998 includes a one-time charge to professional fees and travel costs of $474,000 associated with our decision to discontinue an offering of additional common stock.

(2) Common stock and earnings per share have been restated to give effect to the two-to-one reverse split of the Common Stock which became effective July 17, 1998.

(3) Year ended December 31, 2000 includes non-recurring charges of $10,791,000; refer to Note 3 of the Notes to the Consolidated Financial Statements for further information.

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

RESULTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                  2000           %            2001          %          2002           %
                                                ---------    ---------     ---------    ---------    ---------    ---------
                                                                     (IN MILLIONS, EXCEPT PERCENTAGES)
Sales .......................................   $   182.6        100.0%    $   174.4        100.0%   $   148.1        100.0%
Cost of sales ...............................       137.1         75.1         130.6         74.9        110.1         74.3
                                                ---------    ---------     ---------    ---------    ---------    ---------
Gross Profit ................................        45.5         24.9          43.8         25.1         38.0         25.7
Operating expenses:
    Selling, general and administrative .....        42.5         23.3          39.8         22.8         33.9         22.9
    Non-recurring operating charges .........        10.8          5.9            --           --           --           --
                                                ---------    ---------     ---------    ---------    ---------    ---------
Operating (loss) income .....................        (7.8)        (4.3)          4.0          2.3          4.1          2.8
Interest expense ............................         3.7          2.0           2.5          1.4          1.6          1.1
Other income ................................        (2.5)        (1.4)         (0.1)          --         (0.1)        (0.1)
                                                ---------    ---------     ---------    ---------    ---------    ---------
(Loss) income before income taxes ...........        (9.0)        (4.9)          1.6          0.9          2.6          1.8
(Benefit) provision for income taxes ........        (1.7)        (0.9)          0.7          0.4          1.0          0.7
                                                ---------    ---------     ---------    ---------    ---------    ---------
(Loss) income before cumulative effect of a
       change in accounting principle .......   $    (7.3)        (4.0)%   $     0.9          0.5%   $     1.6          1.1%
                                                =========    =========     =========    =========    =========    =========

Per share amounts before cumulative effect
      of a change in accounting principle
     Basic (loss) earnings per common share .   $   (1.83)                 $    0.21                 $    0.38
                                                =========                  =========                 =========
     Diluted (loss) earnings per share ......   $   (1.83)                 $    0.21                 $    0.36
                                                =========                  =========                 =========

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         SALES. Revenues for 2002 decreased $26.3 million, or 15.1%, to approximately $148.1 million from $174.4 million in 2001. Sales for the MRO segment decreased $20.9 million, or 12.6% primarily due to slowing of the overall economy. Reduced sales of bearing products accounted for approximately one half of the decline in sales for the MRO segment. Sales for the Electrical Contractor segment decreased by $5.4 million, or 65.8%, when compared to 2001. This decrease is the result of the sale, during August 2001, of the majority of the assets of a business in San Antonio, Texas, which accounted for approximately two thirds of the sales of the Electrical Contractor segment, combined with a slow down in the construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.5% for 2002, when compared to 2001. The increase can be primarily attributed to increased margins for the Electrical Contractor segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 37.5% for 2002, up from 23.5% in 2001. This increase resulted from the sale of the business in San Antonio, Texas which had lower gross profit margins. Gross profit as a percentage of sales for the MRO segment increased to 25.4% for 2002, up from 25.2% for 2001. This increase can be primarily attributed to increased margins in fluid handling products sold by the MRO segment.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2002 decreased by approximately $5.9 million, or 14.8%, when compared to 2001. This decrease is primarily attributable to reduced litigation costs, communication expenses, bad debt expense, payroll and payroll related expenses. As a percentage of revenue, the 2002 Selling, general and administrative expense increased by approximately 0.1% to 22.9% from 22.8% for 2001. This increase is primarily attributable to non-variable costs being spread over a smaller revenue amount.

         OPERATING INCOME. Operating income for 2002 increased by approximately $0.1 million, or 2.1%, when compared to 2001. This increase is the net of a $0.2 million decrease in operating income for the MRO segment and a $0.3 million improvement in operating income for the Electrical Contractor segment. The reduced operating income for the MRO segment is the result of lower sales and gross profit partially offset by reduced selling, general and administrative expenses. The improvement for the Electrical Contractor segment is primarily the result of the sale during August 2001 of the business in San Antonio, Texas, which was not profitable.

         INTEREST EXPENSE. Interest expense for 2002 decreased by $0.9 million to $1.6 million from $2.5 million for 2001. This decline results from lower interest rates for 2002 when compared to 2001 as well as a lower average debt balance.

         INCOME TAXES. As of December 31, 2002, we have recorded net deferred tax assets of $1.4 million representing the future tax benefits of certain accruals not currently deductible. We believe it is more likely than not that the deferred tax assets will be realized as these reserves are recovered and reduce future taxable income. For information concerning the provision for current and deferred income taxes as well as information regarding differences between the effective tax rates and statutory rates, see Note 8 of the Notes to the Consolidated Financial Statements.

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

         GROSS PROFIT. Gross profit as a percentage of sales was 25.1% for 2001, up from 24.9% for 2000. Gross profit as a percentage of sales for the MRO segment increased to 25.2% for 2001, up from 25.0% in the comparable period of 2000. This increase can be primarily attributed to increased margins in fluid handling equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 23.5% for 2001, down from 24.4% for the comparable period of 2000. This decline resulted from lower margin sales associated with a slowdown in the construction business for electrical contractors.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2001 declined $2.7 million, or 6.3%, to approximately $39.8 million from $42.5 million in 2000. As a percentage of revenue, the 2001 expense declined to 22.8% from 23.3 % for 2000. This decrease is primarily attributable to reduced compensation related expenses resulting from reduced headcount.

         OPERATING INCOME. Excluding the $10.8 million of non-recurring operating charges recorded in the fourth quarter of 2000, operating income for 2001 increased $1.0 million, $0.3 million for the Electrical Contractor segment and $0.7 million for the MRO segment, when compared to the same period in 2000. This improved operating income for the MRO segment is primarily the result of reduced selling, general and administrative expenses. The operating loss for the Electrical Contractor segment decreased to $0.2 million for 2001, from $0.5 million for 2000, excluding the $4.5 million of non-recurring charges in 2000. The reduced operating loss for the Electrical Contractor segment results from the sale during August 2001 of the majority of the assets of a business which was not profitable.

         INTEREST EXPENSE. Interest expense for 2001 decreased by $1.3 million to $2.5 million from $3.7 million for 2000. This decline results from lower interest rates as well as a lower average debt balance for 2001 when compared to 2000.

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

         The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004. Interest accrues at prime plus 1/2% on approximately $30.5 million of the Credit Facility, and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at December 31, 2002, was 4.25%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. From time to time we have not been in compliance with certain covenants under the Credit Facility, including the monthly minimum earnings requirement and the monthly fixed charge coverage ratio. At December 31, 2002, we were in compliance with these covenants. Although we expect to be able to comply with the covenants of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants. In addition to the $1.2 million of cash at December 31, 2002, we had $2.5 million available for borrowings under the amended credit facility at December 31, 2002.

         We generated cash in operating activities of approximately $2.5 million in 2002 as compared to $7.1 million in cash provided during 2001. This change between the two years is primarily attributable to accounts receivable decreasing by $1.2 million in 2002, versus accounts receivable declining by $5.6 million in 2001.

         We used cash in investing activities of approximately $0.4 million during 2002 as compared to approximately $0.5 million in cash generated in 2001. This decrease is primarily attributed to the sale of certain assets of the Electrical Contractor segment for $1.1 million in cash in 2001. We had capital expenditures of approximately $0.4 million for the fiscal year ended December 31, 2002, as compared to $0.7 million during 2001. Capital expenditures during 2002 were related primarily to computer equipment. Capital expenditures during 2001 were primarily related to computer software and computer equipment.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during 2003. However, we will require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2004. We will need to extend the maturity of, or replace our Credit Facility on or before April 1, 2004. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations and self-insured medical claims. Actual results could differ from those estimates.

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

Inventory

         Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first-out
(FIFO) and the last-in, first out (LIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.

Income Taxes

         In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.4 million as of December 31, 2002. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

         Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.


RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 2 of the Notes to the Consolidated Financial Statements for discussion of recent accounting pronouncements.


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

         The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.


                                                          Principal Amount By Expected Maturity
                                                          (in thousands except for percentages)
                                  2003            2004              2005            2006             2007           THEREAFTER
                             -------------    -------------    -------------    -------------    -------------    -------------
Fixed Rate

   Long-term Debt            $         461    $         285    $         135    $          91    $          97    $       2,148

   Average Interest Rate              8.11%            8.31%            7.91%            6.65%            6.65%            6.27%


Floating Rate

   Long-term Debt            $       1,164    $      20,730    $          --    $          --    $          --    $          --

   Average Interest Rate              5.75%            4.91%              --               --               --               --
                             -------------    -------------    -------------    -------------    -------------    -------------

   Total  Maturities         $       1,625    $      21,015    $         135    $          91    $          97    $       2,148
                             =============    =============    =============    =============    =============    =============


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of DXP Enterprises, Inc., and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


/s/ HEIN + ASSOCIATES LLP

March 14, 2003
Houston, Texas

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with DXP Enterprises, Inc.'s 2001 consolidated financial statements previously filed on Form 10-K. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DXP Enterprises, Inc., and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. ( a Texas corporation), and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP

March 22, 2002
Houston, Texas

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                                          December 31,
                                                                                  ------------------------------
                                                                                      2001             2002
                                                                                  -------------    -------------
                                      ASSETS

CURRENT ASSETS:

   Cash .......................................................................   $       2,260    $       1,171
   Trade accounts receivable, net of allowance for doubtful
       accounts of $1,784 in 2001 and $ 1,235 in 2002 .........................          18,757           17,560
    Inventories, net ..........................................................          22,922           20,392
    Prepaid expenses and other current assets .................................             284              429
    Deferred income taxes .....................................................           1,714              899
                                                                                  -------------    -------------
    Total current assets ......................................................          45,937           40,451
                                                                                  -------------    -------------
PROPERTY AND EQUIPMENT, net ...................................................           8,820            8,034
OTHER ASSETS:
    Intangible assets, net of accumulated amortization of
       $281 in 2001 ...........................................................           2,469               --
    Deferred income taxes .....................................................              --              508
    Other assets ..............................................................             362              255
                                                                                  -------------    -------------
                                                                                          2,831              763
                                                                                  -------------    -------------
    Total assets ..............................................................   $      57,588    $      49,248
                                                                                  =============    =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable and accrued expenses ...............................   $      16,979    $      14,057
    Accrued wages and benefits ................................................           1,033            1,192
    Current portion of long-term debt .........................................           7,273            1,625
    Other liabilities .........................................................             866              801
                                                                                  -------------    -------------
        Total current liabilities .............................................          26,151           17,675
                                                                                  -------------    -------------
LONG-TERM DEBT, less current portion ..........................................          22,864           23,486
DEFERRED INCOME TAXES .........................................................             250               --
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
    Series A preferred stock, 1/10th vote per share; $1.00 par value;
       liquidation preference of $100 per share ($117 at December 31, 2002);
       1,000,000 shares authorized,
       2,992 and 1,168 shares issued and outstanding, respectively ............               2                1
    Series B convertible preferred stock, 1/10th vote per share;
       $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2002); 1,000,000 shares authorized, 17,700 shares issued, 15,000 shares
       outstanding and 2,700 shares in treasury stock .........................              18               18
    Common stock, $.01 par value, 100,000,000 shares
      authorized; 4,257,760 shares issued and 4,071,685
      shares are outstanding and 186,075 shares in treasury stock .............              41               41
    Paid-in capital ...........................................................           2,877            2,842
    Retained earnings .........................................................           8,625            8,425
    Treasury stock; 188,775 common and preferred shares, at cost ..............          (1,894)          (1,894)
    Notes receivable from shareholders ........................................          (1,346)          (1,346)
                                                                                  -------------    -------------
       Total shareholders' equity .............................................           8,323            8,087
                                                                                  -------------    -------------
       Total liabilities and shareholders' equity .............................   $      57,588    $      49,248
                                                                                  =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DXP ENTERPRISES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEARS ENDED DECEMBER 31
                                                               -----------------------------------------------
                                                                   2000             2001              2002
                                                               -------------    -------------    -------------
Sales ......................................................   $     182,642    $     174,429    $     148,106
Cost of sales ..............................................         137,135          130,624          110,122
                                                               -------------    -------------    -------------
     Gross profit ..........................................          45,507           43,805           37,984

Operating expenses:
    Selling, general and administrative expenses ...........          42,468           39,771           33,867
    Non-recurring operating charges ........................          10,791               --               --
                                                               -------------    -------------    -------------
      Total operating expenses .............................          53,259           39,771           33,867
                                                               -------------    -------------    -------------

Operating (loss) income ....................................          (7,752)           4,034            4,117

Other income ...............................................           2,468               46              146
Interest expense ...........................................          (3,747)          (2,480)          (1,630)
                                                               -------------    -------------    -------------
(Loss) income before income taxes ..........................          (9,031)           1,600            2,633
(Benefit) provision for income taxes .......................          (1,673)             671            1,014
                                                               -------------    -------------    -------------
(Loss) income before cumulative effect of a change
           in accounting principle .........................          (7,358)             929            1,619
Cumulative effect of a change in accounting
           principle, net of $740 tax benefit ..............              --               --           (1,729)
                                                               -------------    -------------    -------------
Net (loss) income ..........................................          (7,358)             929             (110)
Preferred stock dividend ...................................             (90)             (90)             (90)
                                                               -------------    -------------    -------------
Net (loss) income attributable to common shareholders ......   $      (7,448)   $         839    $        (200)
                                                               =============    =============    =============
Per share and share amounts before cumulative
          effect of a change in accounting principle
      Basic (loss) earnings  per common share ..............   $       (1.83)   $        0.21    $        0.38
                                                               =============    =============    =============
      Common shares outstanding ............................           4,072            4,072            4,072
                                                               =============    =============    =============
      Diluted (loss) earnings per share ....................   $       (1.83)   $        0.21    $        0.36
                                                               =============    =============    =============
      Common and common equivalent shares outstanding ......           4,072            4,503            4,555
                                                               =============    =============    =============
Cumulative effect of a change in accounting
          principle per share-basic and diluted ............   $          --    $          --    $       (0.42)
                                                               =============    =============    =============
Basic (loss) income per share ..............................   $       (1.83)   $        0.21    $       (0.05)
                                                               =============    =============    =============
Common shares outstanding ..................................           4,072            4,072            4,072
                                                               =============    =============    =============
Diluted (loss) income per share ............................   $       (1.83)   $        0.21    $       (0.05)
                                                               =============    =============    =============
Common and common equivalent shares outstanding ............           4,072            4,503            4,072
                                                               =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             SERIES A         SERIES B
                                             PREFERRED        PREFERRED        COMMON         PAID-IN          RETAINED
                                               STOCK            STOCK           STOCK         CAPITAL          EARNINGS
                                           -------------    -------------   -------------   -------------    -------------
BALANCES AT DECEMBER 31, 1999 ..........   $           2    $          18   $          41   $       2,877    $      15,234
    (as restated)
    Increase in notes receivable .......              --               --              --              --               --
    Dividends paid .....................              --               --              --              --              (90)
    Net loss ...........................              --               --              --              --           (7,358)
                                           -------------    -------------   -------------   -------------    -------------
BALANCES AT DECEMBER 31, 2000 ..........   $           2    $          18   $          41   $       2,877    $       7,786
    Increase in notes receivable .......              --               --              --              --               --
    Dividends paid .....................              --               --              --              --              (90)
    Net income .........................              --               --              --              --              929
                                           -------------    -------------   -------------   -------------    -------------
BALANCES AT DECEMBER 31, 2001 ..........   $           2    $          18   $          41   $       2,877    $       8,625
    Dividends paid .....................              --               --              --              --              (90)
    Acquisition of 1,824 shares of
       Series A  Preferred Stock .......              (1)              --              --             (35)              --
   Net loss ............................              --               --              --              --             (110)
                                           -------------    -------------   -------------   -------------    -------------
BALANCES AT DECEMBER 31, 2002 ..........   $           1    $          18   $          41   $       2,842    $       8,425
                                           =============    =============   =============   =============    =============



                                             TREASURY          NOTES
                                               STOCK         RECEIVABLE          TOTAL
                                           -------------    -------------    -------------
BALANCES AT DECEMBER 31, 1999 ..........   $      (1,894)   $        (779)   $      15,499
    (as restated)
    Increase in notes receivable .......              --              (80)             (80)
    Dividends paid .....................              --               --              (90)
    Net loss ...........................              --               --           (7,358)
                                           -------------    -------------    -------------
BALANCES AT DECEMBER 31, 2000 ..........   $      (1,894)   $        (859)   $       7,971
    Increase in notes receivable .......              --             (487)            (487)
    Dividends paid .....................              --               --              (90)
    Net income .........................              --               --              929
                                           -------------    -------------    -------------
BALANCES AT DECEMBER 31, 2001 ..........   $      (1,894)   $      (1,346)   $       8,323
    Dividends paid .....................              --               --              (90)
    Acquisition of 1,824 shares of
       Series A  Preferred Stock .......              --               --              (36)
   Net loss ............................              --               --             (110)
                                           -------------    -------------    -------------
BALANCES AT DECEMBER 31, 2002 ..........   $      (1,894)   $      (1,346)   $       8,087
                                           =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     DXP ENTERPRISE, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31
                                                                           -----------------------------------------------
                                                                               2000             2001             2002
                                                                           -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ...................................................   $      (7,358)   $         929    $        (110)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities--
      Cumulative effect of a change in accounting principle, net of tax               --               --            1,729
      Depreciation and amortization ....................................           1,945            1,381            1,160
      Charge for write-off of fixed assets .............................           2,331               --               --
      Charge for impairment of goodwill and associated assets ..........           8,460               --               --
      Deferred income taxes ............................................          (2,622)           1,232              796
      Loss (gain) on sale of property and equipment ....................          (1,921)               5                4
      Changes in operating assets and liabilities
      Accounts receivable ..............................................          (3,754)           5,620            1,197
      Inventories ......................................................            (413)            (700)             585
      Prepaid expenses and other current assets ........................            (272)             (48)             (37)
      Accounts payable and accrued expenses ............................           3,281           (1,280)          (2,827)
                                                                           -------------    -------------    -------------
            Net cash (used in) provided by operating activities ........            (323)           7,139            2,497
                                                                           -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of  property and equipment ................................          (1,232)            (691)            (379)
    Proceeds from sale of property and equipment .......................           3,232               --               --
    Net proceeds on the sale of certain electrical
        contractor segment assets ......................................              --            1,172               --
                                                                           -------------    -------------    -------------
        Net cash provided by (used in) investing activities ............           2,000              481             (379)
                                                                           -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt .................................................         179,886          176,652          151,861
    Principal payments on revolving line of
         credit, long-term debt
         and notes payable .............................................        (181,720)        (184,666)        (154,942)
    Acquisition of preferred stock .....................................              --               --              (36)
    Dividends paid in cash .............................................             (90)             (90)             (90)
                                                                           -------------    -------------    -------------
          Net cash used in financing activities ........................          (1,924)          (8,104)          (3,207)
                                                                           -------------    -------------    -------------
(DECREASE) INCREASE IN CASH ............................................            (247)            (484)          (1,089)
CASH AT BEGINNING OF YEAR ..............................................           2,991            2,744            2,260
                                                                           -------------    -------------    -------------
CASH AT END OF YEAR ....................................................   $       2,744    $       2,260    $       1,171
                                                                           =============    =============    =============
SUPPLEMENTAL DISCLOSURES:
    Cash paid for --
           Interest ....................................................   $       3,488    $       2,396    $       1,635
                                                                           =============    =============    =============
           Income taxes ................................................   $         837    $         179    $         152
                                                                           =============    =============    =============
    Cash income tax refunds ............................................              --    $         797    $         109
                                                                           =============    =============    =============

Noncash activities:

     Changes in inventories and principal payments on debt excludes the $1.9 million noncash reduction of inventory cost and debt associated with a litigation settlement recorded in 2002. See Note 7.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DXP ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

         DXP Enterprises, Inc. and subsidiaries (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments:
Maintenance, Repair and Operating (MRO) and Electrical Contracting. See Note 13 for discussion of the business segments.

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

INVENTORIES

         Inventories consist principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first-out (FIFO) and the last-in, first-out (LIFO) method. Reserves are provided against inventories for estimated obsolescence based upon the aging of the inventories and market trends.

PROPERTY AND EQUIPMENT

         Assets are carried on the basis of cost. Provisions for depreciation are computed at rates considered to be sufficient to amortize the costs of assets over their expected useful lives. Depreciation of property and equipment is computed using the straight-line method and certain accelerated methods for financial reporting purposes. Useful lives assigned to property and equipment range from 3 to 39 years. Maintenance and repairs of depreciable assets are charged against earnings as incurred. Additions and improvements are capitalized. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

INTANGIBLES

         Intangibles consisted of goodwill which, prior to January 1, 2002, was amortized over 35 years using the straight-line method.

FEDERAL INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.


CASH AND CASH EQUIVALENTS

         The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of ninety days or less at time of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         A summary of the carrying and the fair value of financial instruments at December 31, 2001 and 2002, is as follows (in thousands):

                                                                 2001                            2002
                                                     -----------------------------   -----------------------------
                                                       CARRYING          FAIR          CARRYING          FAIR
                                                        VALUE            VALUE          VALUE            VALUE
                                                     -------------   -------------   -------------   -------------
Cash                                                 $       2,260   $       2,260   $       1,171   $       1,171
Receivables from officers and employees                      1,301             552           1,348             871
Long-term debt, including current portion                   30,137          30,137          25,111          25,111

         The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.

STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for the stock option plans. SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized.

         Pursuant to SFAS No. 148, the Company, for purposes of its pro forma disclosure in Note 9, determined its compensation expense in accordance with the Black-Scholes option-pricing model.

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

RECLASSIFICATIONS

         Certain 2000 and 2001 amounts have been reclassified to conform with the 2002 presentation. These include preferred stock previously classified as "temporary" equity outside of shareholders' equity (not mandatorily redeemable) and notes receivable from shareholders previously presented as an asset. None of the reclasses affected the Company's operating results.

2. NEW ACCOUNTING PRONOUNCEMENTS:

         In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" and Issue 00-14, "Accounting for Certain Sales Incentives", (collectively, "the Issues"). The Company adopted the Issues in the fourth quarter of 2000 and has restated its quarterly and annual financial statements to conform to the requirements of the Issues. There was no effect on net income as a result of the adoption of the Issues. The net effect of the adoption of the Issues was an increase in net sales of $5.1 million; an increase in cost of sales of $5.1 million; a decrease in selling, general and administrative expenses of, $1.0 million; and a decrease in other income of $1.0 million in the year ended December 31, 2000.

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



         The following table discloses the Company's net income (loss), assuming it excluded goodwill amortization (in thousands, except per share data):


                                                                         YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                   2000             2001             2002
                                                               -------------    -------------   -------------
Net (loss) income                                              $      (7,358)   $         929   $        (110)
Add back:
       Goodwill amortization, net of income taxes                         52               52              --
                                                               -------------    -------------   -------------
              Adjusted net (loss) income                       $      (7,306)   $         981   $        (110)
                                                               =============    =============   =============

Basic (loss) earnings per share                                $       (1.83)   $        0.21   $       (0.05)
Add back:
       Goodwill amortization, net of income taxes                       0.01             0.01              --
                                                               -------------    -------------   -------------
              Adjusted basic (loss) earnings  per share        $       (1.82)   $        0.22   $       (0.05)
                                                               =============    =============   =============

Diluted (loss) earnings per share                              $       (1.83)   $        0.21   $       (0.05)
Add back:
       Goodwill amortization, net of income taxes                       0.01             0.01              --
                                                               -------------    -------------   -------------
              Adjusted diluted (loss) earnings per share       $       (1.82)   $        0.22   $       (0.05)
                                                               =============    =============   =============

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion), This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on the Company's financial statements.

3. NON-RECURRING OPERATING CHARGES IN 2000::

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

5. INVENTORIES:

         The Company uses the LIFO method of inventory valuation for approximately 80 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                     DECEMBER 31,
                            ------------------------------
                                2001              2002
                            -------------    -------------
                                    (IN THOUSANDS)
Finished goods              $      25,454    $      23,268
Work in process                       921              720
                            -------------    -------------
Inventories at FIFO                26,375           23,988
Less--- LIFO allowance             (3,453)          (3,596)
                            -------------    -------------
Inventories                 $      22,922    $      20,392
                            =============    =============

6.  PROPERTY AND EQUIPMENT:

         Property and equipment are comprised of the following:


                                                            DECEMBER 31,
                                                     --------------------------
                                                        2001            2002
                                                     ----------      ----------
                                                           (IN THOUSANDS)
Land                                                 $    1,549      $    1,549
Buildings and leasehold improvements                      6,624           6,199
Furniture, fixtures and equipment                         5,628           4,970
                                                     ----------      ----------
                                                         13,801          12,718
Less-- Accumulated depreciation and amortization         (4,981)         (4,684)
                                                     ----------      ----------
                                                     $    8,820      $    8,034
                                                     ==========      ==========


7.  LONG-TERM DEBT:

         Long-term debt consisted of the following:


                                                                                           DECEMBER 31
                                                                                   --------------------------
                                                                                      2001            2002
                                                                                   ----------      ----------
                                                                                         (IN THOUSANDS)
Long-term debt--
   Credit facility:
       Working capital lines of credit .......................................     $   18,625      $   17,374
       Term loan component ...................................................          8,571           4,519
Subordinated note payable ....................................................          2,045              --
Notes payable to finance companies, 7.74% to 10.14%, collateralized by warehouse equipment, furniture and fixtures, payable in
         monthly installments through September 2005 .........................            777             639
Mortgage loans payable to insurance companies, 6.25% to 8.93%, collateralized by real estate, payable in monthly installments
         through January 2013 ................................................            119           2,579
                                                                                   ----------      ----------
                                                                                       30,137          25,111
                                                                                   ----------      ----------
Less-Current portion .........................................................         (7,273)         (1,625)
                                                                                   ----------      ----------
                                                                                   $   22,864      $   23,486
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

         The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004. Interest accrues at prime plus 1/2% on approximately $30.5 million of the Credit Facility, and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate averaged, 9.23%, 6.91%, and 4.62% during 2000, 2001, and 2002, respectively, and at
December 31, 2002, was 4.25%. The Credit Facility is secured by receivables, inventories, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios. The Company from time to time has not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At December 31, 2002, the Company was in compliance with these covenants. In addition to the $1.2 million of cash at December 31, 2002, the Company had $2.5 million available for borrowings under the Credit Facility at December 31, 2002. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future it will be able to do so or that its lender will be willing to waive such non-compliance or further amend such covenants.



         The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2003......................................................................      $ 1 ,625
2004......................................................................        21,015
2005......................................................................           135
2006......................................................................            91
2007......................................................................            97
  Thereafter..............................................................         2,148
                                                                                --------
                                                                                $ 25,111
                                                                                ========


         On May 13, 2002, the Company finalized the settlement of the dispute regarding the adjustment of the purchase price paid to the seller of a MRO business acquired by the Company in 1997. Under the terms of the settlement agreement, the Company paid $0.1 million to the seller, the Company retained ownership of the inventory acquired in 1997 remaining on hand, and the $2.0 million subordinated note payable by the Company to the seller was cancelled. From September 30, 2000 through December 31, 2001, the balances outstanding under the subordinated note and a $5.8 million secured line of credit were in default and included in current maturities of long-term debt. Since March 31, 2002, the balance outstanding under the $5.8 million secured line of credit is included in long-term debt. The balance of the subordinated note, less the $0.1 million settlement payment, was recorded as of March 31, 2002, as a reduction of the cost of the inventory acquired in 1997 remaining on hand.


8.  INCOME TAXES:

         The provision (benefit) for income taxes consists of the following:

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                     2000          2001          2002
                                   --------      --------      --------
Current --                                   (IN THOUSANDS)
  Federal ....................     $    329      $   (621)     $    168
  State ......................          620            60            50
                                   --------      --------      --------
                                        949          (561)          218

Deferred - Federal ...........       (2,622)        1,232           796
                                   --------      --------      --------
                                   $ (1,673)     $    671      $  1,014
                                   ========      ========      ========

   The difference between income taxes computed at the federal statutory income tax rate of 34% and the provision (benefit) for income taxes is as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                            2000            2001           2002
                                                                         ----------      ----------     ----------
                                                                                      (IN THOUSANDS)
Income taxes computed at federal statutory rate ....................     $   (3,071)     $      544     $      895
State income taxes, net of federal benefit .........................            410              40             33
Nondeductible goodwill amortization ................................            903              --             --
Other ..............................................................             85              87             86
                                                                         ----------      ----------     ----------
                                                                         $   (1,673)     $      671     $    1,014
                                                                         ==========      ==========     ==========


   The net current and noncurrent components of deferred income tax balances are as follows:

                                                                     DECEMBER 31,
                                                                     ------------
                                                                  2001            2002
                                                               ----------      ----------
                                                                     (IN THOUSANDS)
Net current assets .......................................     $    1,714      $      899
Net noncurrent assets (liabilities) ......................           (250)            508
                                                               ----------      ----------
Net asset ................................................     $    1,464      $    1,407
                                                               ==========      ==========


Deferred tax liabilities and assets were comprised of the following:

                                                                             DECEMBER 31,
                                                                             ------------
                                                                         2001            2002
                                                                      ----------      ----------
                                                                           (IN THOUSANDS)
Deferred tax assets --
   Goodwill .....................................................     $      132      $      886
   Allowance for doubtful accounts ..............................            607             420
   Inventories ..................................................            709             188
   Net operating loss carryforward (expires in 2021) ............            102             170
   Accruals .....................................................            287             208
   Other ........................................................              9              13
                                                                      ----------      ----------
       Total deferred tax assets ................................          1,846           1,885
                                                                      ----------      ----------
Deferred tax liability --
   Property and equipment .......................................           (382)           (378)
   Other ........................................................             --            (100)
                                                                      ----------      ----------
Net deferred tax asset ..........................................     $    1,464      $    1,407
                                                                      ==========      ==========


   The Company believes it is more likely than not that the net deferred income tax asset as of December 31, 2002 in the amount of $1.4 million will be realized based primarily on the assumption of future taxable income. The Company has certain state tax net operating loss carryforwards aggregating approximately $7.6 million, which expire in years 2003 through 2020. A valuation allowance has been recorded to offset the deferred tax asset related to these state tax net operating loss carryforwards.

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

STOCK OPTIONS

         The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorize the grant of options to purchase 500,000, 330,000 and 200,000 shares of the Company's shares, respectively. In accordance with these stock option plans which were approved by the Company's shareholders, options are granted to key personnel for the purchase of the Company's shares at prices not less than the fair market value of the shares on the dates of grant. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. Activity during 2000, 2001 and 2002 with respect to the stock options follows:



                                                                                               Weighted         Weighted
                                                                      Option Price Per         Average           Average
                                                      Shares               Share            Exercise Price     Fair Value
                                                   ------------      -------------------    --------------     ----------
Outstanding at December 31, 1999                      1,501,088      $ 1.48  --  $ 12.00        $ 2.83
     Granted at market price                            253,057      $ 1.00  --  $  2.50        $ 1.59           $1.40
     Canceled or expired                                (39,750)     $ 2.50  --  $ 12.00        $ 9.59
                                                   ------------
Outstanding at December 31, 2000                      1,714,395      $ 1.00  --  $ 12.00        $ 2.60
     Granted at market price                             75,000      $ 0.65  --  $  1.23        $ 0.84           $0.70
     Granted above market price                         285,500      $ 1.00  --  $  1.00        $ 1.00           $0.48
     Canceled or expired                               (162,553)     $ 1.00  --  $ 12.00        $ 3.07
                                                   ------------
Outstanding at December 31, 2001                      1,912,342      $ 0.65  --  $ 12.00        $ 2.26
     Granted at market price                            223,500      $ 0.92  --  $  1.20        $ 0.98           $0.81
     Canceled or expired                                 (4,175)     $12.00  --  $ 12.00        $12.00
                                                   ------------
Outstanding at December 31, 2002                      2,131,667      $ 0.65  --  $ 12.00        $ 2.10
                                                   ============
Exercisable at December 31, 2002                      1,890,044      $ 0.65  --  $ 12.00        $ 2.22
                                                   ============


                        OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------      ------------------------------
                                   WEIGHTED AVERAGE      WEIGHTED                            WEIGHTED
   RANGE OF            NUMBER          REMAINING         AVERAGE            NUMBER            AVERAGE
EXERCISE PRICES     OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
---------------     -----------    ----------------   --------------      -----------     --------------
$0.01 to $3.00        1,997,557           4.6             $ 1.51            1,755,934         $  1.56
$3.01 to $6.00           12,000           6.4               4.44               12,000            4.44
$6.01 to $9.00            2,000           0.7               7.50                2,000            7.50
$9.01 to $12.00         120,110           1.8              11.58              120,110           11.58
                    -----------                                           -----------
                      2,131,667           4.4               2.10            1,890,044            2.22
                    ===========                                           ===========

         The outstanding options at December 31, 2002, expire between February 2003 and September 2012, or 90 days after termination of full-time employment. The weighted average remaining contractual life was 5.0 years, 4.8 years, and
4.4 years at December 31, 2000, 2001 and 2002, respectively.

Earnings Per Share

         Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle for the years ended December 31, 2000, 2001, and 2002.

                                                                   2000              2001             2002
                                                               ------------      ------------     ------------
Basic:
Basic weighted average shares outstanding ................        4,071,685         4,071,685        4,071,685
                                                               ============      ============     ============
(Loss) income before cumulative effect of a change in
       accounting principle ..............................     $ (7,358,000)     $    929,000     $  1,619,000
Convertible preferred stock dividend .....................           90,000            90,000           90,000
                                                               ------------      ------------     ------------
Net (loss) income attributable to common
      shareholders  before cumulative effect of a
      change in accounting principle .....................     $ (7,448,000)     $    839,000     $  1,529,000
                                                               ============      ============     ============
Per share amount .........................................     $      (1.83)     $       0.21     $       0.38
                                                               ============      ============     ============

Diluted:
Basic weighted average shares outstanding ................        4,071,685         4,071,685        4,071,685
Net effect of dilutive stock options--
     based on the treasury stock method ..................               --            11,404           63,000
Assumed conversion of convertible
     preferred stock .....................................               --           420,000          420,000
                                                               ------------      ------------     ------------
Total ....................................................        4,071,685         4,503,089        4,554,685
                                                               ============      ============     ============
(Loss) income attributable common shareholders
       before cumulative effect of a change in
       accounting principle ..............................     $ (7,448,000)     $    839,000     $  1,529,000
Convertible preferred stock dividend .....................               --            90,000           90,000
                                                               ------------      ------------     ------------
(Loss) income for diluted earnings per share
        before cumulative effect of a change in
        accounting principle .............................     $ (7,448,000)     $    929,000     $  1,619,000
                                                               ============      ============     ============
Per share amount .........................................     $      (1.83)     $       0.21     $       0.36
                                                               ============      ============     ============


For 2000, stock options and the convertible stock would be anti-dilutive and are excluded from the computation of diluted earnings per share.


STOCK-BASED COMPENSATION

         The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 148 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. No compensation expense was recognized under APB No.25 during the three years ended December 31, 2002.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2000, 2001 and 2002: risk-free interest rates of 6.4 percent for 2000, 5.0% for 2001, and 3.9% for 2002; expected lives of five to ten years, assumed volatility of 140% for 2000, 122% for 2001, and 82% for 2002; and no expected dividends.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 148 had been applied.

                                                           2000                        2001                        2002
                                                  -----------------------      ----------------------     -----------------------
                                                     AS            PRO           AS           PRO            AS           PRO
                                                  REPORTED        FORMA        REPORTED       FORMA       REPORTED        FORMA
                                                  --------      ---------      --------     ---------     --------      ---------
Net (loss) income attributable to
   common shareholders (in thousands) .......     $ (7,448)     $  (7,809)     $    839     $     730     $   (200)     $    (365)
Basic (loss) earnings per common share ......     $  (1.83)     $   (1.92)     $   0.21     $    0.18     $  (0.05)     $   (0.09)
Diluted (loss) earnings per common share ....     $  (1.83)     $   (1.92)     $   0.21     $    0.18     $  (0.05)     $   (0.09)


10.  COMMITMENTS AND CONTINGENCIES:

         The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2002, for non-cancelable leases are as follows (in thousands):


              2003 ......................   1,356
              2004 ......................   1,214
              2005 ......................     920
              2006 ......................     578
              2007 ......................     407
         Thereafter .....................     619
                                           ------
                                           $5,094
                                           ======



         Rental expense for operating leases was $2,550,909, $1,717,145, and $1,438,478 for the years ended December 31, 2000, 2001, and 2002, respectively.

         From time to time the Company is party to various legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of any of these proceedings will not have a material adverse effect on its business, financial condition or results of operations.

11.  EMPLOYEE BENEFIT PLANS:

         Prior to 2002 DXP provided an employee stock ownership plan (ESOP) to substantially all employees. The Company did not make any contributions to the ESOP during the three years ended December 31, 2002. The ESOP distributed all assets of the ESOP, including 862,000 shares of the Company's common stock, to participants during 2002. The Company also offers a 401(k) plan which is eligible to substantially all employees. The Company matches employee contributions at a rate of 50 percent up to 4 percent of salary deferral. The Company contributed $386,000, $365,000, and $338,000 to the 401(k) plan in the years ended December 31, 2000, 2001,and 2002, respectively.

12.  RELATED-PARTY TRANSACTIONS:

         The chief executive officer (the "CEO") of the Company has personally guaranteed up to $500,000 of the obligations of the Company under the Credit Facility. Additionally, certain shares held in trust for the CEO's children are pledged to secure the Credit Facility.

         In previous years, the Board of Directors of the Company had approved the Company making advances and loans to the CEO. The total outstanding balance of such loans and advances including accrued interest was $763,897 at December 31, 2000. During April 2001, the Company's bank lender for the Credit Facility loaned $455,000 to the Company, which in turn was advanced to the CEO, who then retired his personal loan with the lender. During 2001 the advances and loans were consolidated into three notes receivable, each bearing interest at 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. The total balance of the notes was $1,251,238 at December 31, 2001 and 2002. The notes are partially secured by 224,100 shares of the Company's common stock, options to purchase 800,000 shares of the Company's common stock and real estate. This note receivable is reflected as a reduction of shareholders' equity.

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

         Financial information relating the Company's segments is as follows:

                                                         ELECTRICAL
                                           MRO           CONTRACTOR          TOTAL
                                        ---------      --------------      ---------
                                                       (IN THOUSANDS)
2000

Sales .............................     $ 170,685      $       11,957      $ 182,642
Operating loss ....................        (2,725)             (5,027)        (7,752)
Identifiable assets ...............        62,144               4,995         67,139
Capital expenditures ..............         1,201                  31          1,232
Depreciation & amortization .......         1,771                 174          1,945
Interest expense ..................         3,581                 166          3,747

2001

Sales .............................     $ 166,216      $        8,213      $ 174,429
Operating income (loss) ...........         4,364                (330)         4,034
Identifiable assets ...............        56,536               2,398         58,934
Capital expenditures ..............           691                  --            691
Depreciation & amortization .......         1,350                  31          1,381
Interest expense ..................         2,329                 151          2,480

2002

Sales .............................     $ 145,295      $        2,811      $ 148,106
Operating income (loss) ...........         4,151                 (34)         4,117
Identifiable assets ...............        48,448               2,146         50,594
Capital expenditures ..............           379                  --            379
Depreciation & amortization .......         1,133                  27          1,160
Interest Expense ..................         1,590                  40          1,630


Operating income for 2000 for the MRO segment and the Electrical Contractor segment include non-recurring operating charges of $6.3 million and $4.5 million, respectively.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial information for the years ended December 31, 2000, 2001 and 2002 is as follows:


                                                             FIRST        SECOND      THIRD       FOURTH
                                                            QUARTER      QUARTER     QUARTER     QUARTER
                                                            -------      -------     -------     -------
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
2000

Sales .................................................     $  45.1      $  45.1     $  46.0     $  46.5
Gross profit ..........................................        10.9         11.3        11.6        11.7
Net income (loss) .....................................         0.7          0.1         0.2        (8.4)
Earnings (loss) per share-diluted .....................        0.15         0.03        0.05       (2.08)

2001

Sales .................................................     $  46.9      $  45.7     $  43.2     $  38.6
Gross profit ..........................................        11.6         11.6        10.9         9.7
Net income ............................................         0.2          0.2         0.3         0.2
Earnings per share-diluted ............................        0.04         0.05        0.06        0.05

2002

Sales .................................................     $  37.6      $  37.2     $  38.4     $  34.9
Gross profit ..........................................         9.6          9.6         9.8         9.0
Income before cummulative effect of a
    change in accounting principle ....................         0.4          0.4         0.4         0.4
Net (loss) income .....................................        (1.4)         0.4         0.4         0.4
Earnings (loss) per share before cummulative effect
     of a change in accounting principle-diluted ......        0.08         0.09        0.09        0.10
(Loss) earnings per share-diluted .....................       (0.34)        0.09        0.09        0.10

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Arthur Andersen LLP ("Andersen") served as independent auditors for the fiscal years ended December 31, 1997 through 2001. In response to Andersen's legal problems, on June 3, 2002 the Audit Committee decided, with the approval of the Board of Directors, that effective June 6, 2002 DXP would no longer engage Andersen as independent auditors and that as of June 6, 2002 Hein + Associates LLP would be appointed as independent auditors for the year ended December 31, 2002.

         The reports of Andersen on DXP consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During DXP's two most recent fiscal years and through June 6, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference thereto in connection with its report on DXP's consolidated financial statements for such years; and there were no reportable events as such term is used in Item 304 (a) (1) (v) of Regulation S-K.

         DXP provided Andersen with a copy of the foregoing disclosures. A letter from Andersen was included as Exhibit 16 to Form 8-K, filed June 6, 2002, stating its agreement with such statements.

         During DXP's two most recent fiscal years and through June 6, 2002, DXP did not consult Hein + Associates LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

                                    PART III

         The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.


ITEM 14  CONTROLS AND PROCEDURES

         Based on their evaluations as of a date within 90 days of the filing date of this report, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Enchange Act"))are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS INCLUDED IN THIS REPORT:

     1. Financial Statements (included under Item 8):

                                                                                                                    PAGE
                                                                                                                    ----
DXP ENTERPRISES, INC. AND SUBSIDIARIES:

Independent Auditor's Reports....................................................................................    15
Consolidated Financial Statements
      Consolidated Balance Sheets................................................................................    17
      Consolidated Statements of Operations......................................................................    18
      Consolidated Statements of Shareholders' Equity............................................................    19
      Consolidated Statements of Cash Flows......................................................................    20
      Notes to Consolidated Financial Statements.................................................................    21


     2. Financial Statement Schedules:


              Schedule II - Valuation and Qualifying Accounts.

              All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(b)  REPORTS ON FORM 8-K:

         None.

C)  EXHIBITS:

         Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 38), which index is incorporated herein by reference.


         The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
DXP Enterprises, Inc.
Houston, Texas

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 14, 2003. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15 herein ( Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Houston, Texas
March 14, 2003

                                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                              DXP ENTERPRISES, INC.
                                                                December 31, 2002
                                                                 (in thousands)

                                            Balance at   Charged to   Charged to                    Balance
                                            Beginning     Cost and       Other                       At End
                Description                  of Year      Expenses     Accounts    Deductions (1)   of Year
------------------------------------------  ----------   ----------   ----------   --------------   -------
Year Ended December 31, 2002
   Deducted from assets accounts:
       Allowance for doubtful accounts:     $    1,784   $      276   $       --   $          825   $ 1,235

Year Ended December 31, 2001
   Deducted from assets accounts:
       Allowance for doubtful accounts:     $    1,888   $      131   $       --   $          235   $ 1,784

Year Ended December 31, 2000
   Deducted from assets accounts:
       Allowance for doubtful accounts:     $    1,535   $      734   $       --   $          381   $ 1,888

(1) Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DXP ENTERPRISES, INC.
                                    (Registrant)

                                    By: /s/           DAVID R. LITTLE
                                        ----------------------------------------
                                                      David R. Little
                                                  Chairman of the Board,
                                           President and Chief Executive Officer

Dated: March 24, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   NAME                                  TITLE                                          DATE
                   ----                                  -----                                          ----
/s/            DAVID R. LITTLE              Chairman of the Board, President,                      March 24, 2003
------------------------------------------  Chief Executive Officer and Director
               David R. Little              (Principal Executive Officer)

/s/             MAC McCONNELL               Senior Vice-President/Finance                          March 24, 2003
------------------------------------------  and Chief Financial Officer
                Mac McConnell               (Principal Financial and Accounting
                                             Officer)

/s/             CLETUS DAVIS                 Director                                              March 24, 2003
------------------------------------------
                Cletus Davis

/s/           TIMOTHY P. HALTER              Director                                              March 24, 2003
------------------------------------------
              Timothy P. Halter

/s/           KENNETH H. MILLER              Director                                              March 24, 2003
------------------------------------------
              Kenneth H. Miller

                                 CERTIFICATIONS

I, David R. Little, the Chief Executive Officer of DXP Enterprises, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of DXP Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

                               /s/ David R. Little
                                 David R. Little
                             Chief Executive Officer

I, Mac McConnell, the Chief Financial Officer of DXP Enterprises, Inc., certify that:

    1. I have reviewed this annual report on Form 10-Q of DXP Enterprises, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

                                /s/ Mac McConnell
                                  Mac McConnell
                             Chief Financial Officer

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

10.44      --  Continuing Guaranty Agreement dated May 29, 1997, by American
               MRO, Inc., guarantying the indebtedness of Pelican State Company,
               Inc. to Fleet Capital Corporation (incorporated by reference to
               Exhibit 10.15 to Amendment No. 1 to the Registrant's Quarterly
               Report on Form 10-Q on Form 10-Q/A for the quarterly period ended
               June 30, 1997, filed with the Commission on November 17, 1997).

10.45      --  Continuing Guaranty Agreement dated May 29, 1997, by Bayou Pumps,
               Inc., guarantying the indebtedness of Pelican State Supply
               Company, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant's
               Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November
               17, 1997).

10.46      --  Continuing Guaranty Agreement dated May 29, 1997, by Pelican
               State Supply Company, Inc., guarantying the indebtedness of SEPCO
               Industries, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant's
               Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November
               17, 1997).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.47      --  Continuing Guaranty Agreement dated May 29, 1997, by Pelican
               State Supply Company, Inc., guarantying the indebtedness of
               American MRO, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant's
               Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November
               17, 1997).

10.48      --  Continuing Guaranty Agreement dated May 29, 1997, by Pelican
               State Supply Company, Inc., guarantying the indebtedness of Bayou
               Pumps, Inc. to Fleet Capital Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's
               Quarterly Report on Form 10-Q on Form 10-Q/A for the quarterly period ended June 30, 1997, filed with the Commission on November
               17, 1997).

10.49      --  Secured Promissory Note dated April 29, 1998 payable by SEPCO
               Industries, Inc., Bayou Pumps, Inc. and American MRO, Inc. to
               Fleet Capital Corporation (incorporated by reference to Exhibit
               10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with the Commission on May 14, 1998).

21.1       --  Subsidiaries of the Company (incorporated by reference to Exhibit
               21.1 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 31, 1999.

*23.1      --  Consent from Hein + Associates LLP.

*99.1      --  Certifications Pursuant to Section 906 to the Sarbanes-Oxley Act
               of 2002.

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

+ Indicates a management contract or compensation plan or arrangement.