Form 10-Q
period 2003-03-31
DXP ENTERPRISES INC
filed 2003-05-02
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM      TO

                                  COMMISSION FILE NUMBER 0-21513

                                   ----------

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

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2003:

                             Common Stock: 4,071,685

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             MARCH 31, 2003  DECEMBER 31, 2002
                                                             --------------  -----------------
                                                              (UNAUDITED)
                      ASSETS
Current assets:
  Cash                                                       $          665    $        1,171
  Trade accounts receivable, net of allowances for
     doubtful accounts of $1,311 and $1,235, respectively            20,804            17,560
  Inventories, net                                                   20,549            20,392
  Prepaid expenses and other                                            651               429
  Deferred income taxes                                                 925               899
                                                             --------------    --------------
          Total current assets                                       43,594            40,451
Property, plant and equipment, net                                    7,928             8,034
Deferred income taxes                                                   493               508
Other assets                                                            105               255
                                                             --------------    --------------
          Total assets                                       $       52,120    $       49,248
                                                             ==============    ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                   1,585             1,625
  Trade accounts payable and accrued liabilities             $       15,115    $       14,057
  Accrued wages and benefits                                          1,287             1,192
  Other accrued liabilities                                           1,434               801
                                                             --------------    --------------
          Total current liabilities                                  19,421            17,675
Long-term debt, less current portion                                 24,167            23,486
Shareholders' equity:
   Series A preferred stock, 1/10th vote per share;
      $1.00 par value; liquidation preference of $1.00
      per share; 1000,000 shares authorized; 1,168 shares
      issued and outstanding                                              1                 1
   Series B convertible preferred stock, 1/10th vote
      per share; $1.00 par value; $100 stated value;
      liquidation preference of $100 per share; ($1,500
      at March 31,2003) 1,000,000 shares authorized;
      17,700 shares issued, 15,000 shares outstanding and
      2,700 shares in treasury stock                                     18                18
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 4,257,760 shares issued and 4,071,685
      shares are outstanding and 186,075 shares in
      treasury stock                                                     41                41
  Paid-in capital                                                     2,842             2,842
  Retained earnings                                                   8,870             8,425
  Treasury stock                                                     (1,894)           (1,894)
  Notes receivable from shareholders                                 (1,346)           (1,346)
                                                             --------------    --------------
          Total shareholders' equity                                  8,532             8,087
                                                             --------------    --------------
          Total liabilities and shareholders' equity         $       52,120    $       49,248
                                                             ==============    ==============


            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------

Sales                                                        $     37,461    $     37,603
Cost of sales                                                      27,975          27,976
                                                             ------------    ------------
Gross profit                                                        9,486           9,627
Selling, general and administrative expense                         8,414           8,602
                                                             ------------    ------------
Operating income                                                    1,072           1,025
Other income                                                           22              31
Interest expense                                                     (343)           (419)
                                                             ------------    ------------
Income before income taxes                                            751             637
Provision for income taxes                                            283             271
                                                             ------------    ------------
Income before cumulative effect of a change in
      accounting principle                                            468             366
Cumulative effect of a change in accounting principle                  --          (1,729)
                                                             ------------    ------------
Net (loss) income                                                     468          (1,363)
Preferred stock dividend                                               23              23
                                                             ------------    ------------
Net (loss) income attributable to common shareholders        $        445    $     (1,386)
                                                             ============    ============

Per share and share amounts before cumulative effect
of a change in accounting principle
    Basic earnings per common share                          $       0.11    $       0.08
                                                             ============    ============
    Common shares outstanding                                       4,072           4,072
                                                             ============    ============
    Diluted earnings per share                               $       0.10    $       0.08
                                                             ============    ============
    Common and common equivalent shares outstanding                 4,533           4,549
                                                             ============    ============
Cumulative effect of a change in accounting principle
per share - basic and diluted                                          --    $      (0.42)
                                                             ============    ============
Basic income (loss) per share                                $       0.11    $      (0.34)
                                                             ============    ============
Common shares outstanding                                           4,072           4,072
                                                             ============    ============
Diluted income (loss) per share                              $       0.10    $      (0.34)
                                                             ============    ============
Common and common equivalent shares outstanding                     4,533           4,072
                                                             ============    ============


            See notes to condensed consolidated financial statements.

                              DXP ENTERPRISES, INC. AND SUBSIDIARIES

                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                                            $        468    $     (1,363)
  Adjustments to reconcile net income to net
     cash used in operating activities
     Cumulative effect of a change in accounting principle             --           1,729
     Depreciation and amortization                                    257             297
     Deferred income taxes                                            (11)              3
     (Gain) loss on disposal of property and equipment                 (2)              4
     Changes in operating assets and liabilities:
        Trade accounts receivable                                  (3,244)           (920)
        Inventories                                                  (157)           (912)
        Prepaid expenses and other                                    (73)           (204)
        Accounts payable and accrued liabilities                    1,786              78
                                                             ------------    ------------
        Net cash used in operating activities                        (976)         (1,288)

INVESTING ACTIVITIES:
Purchase of property and equipment                                   (151)           (139)
Proceeds from sale of equipment                                         2              --
                                                             ------------    ------------
     Net cash used in investing activities                           (149)           (139)

FINANCING ACTIVITIES:
Proceeds from debt                                                 22,810          40,304
Principal payments on revolving line of credit
     long-term debt, and notes payable to bank                    (22,168)        (40,007)
Dividends paid in cash                                                (23)            (23)
                                                             ------------    ------------
     Net cash provided by financing activities                        619             274
                                                             ------------    ------------
DECREASE IN CASH                                                     (506)         (1,153)
CASH AT BEGINNING OF PERIOD                                         1,171           2,260
                                                             ------------    ------------
CASH AT END OF PERIOD                                        $        665    $      1,107
                                                             ============    ============

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

                      DXP ENTERPRISES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. DXP Enterprises, Inc. (the "Company") believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K Annual Report for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

NOTE 2: THE COMPANY

         DXP Enterprises, Inc. and subsidiaries (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments:
Maintenance, Repair and Operating (MRO) and Electrical Contractor.

NOTE 3: STOCK OPTIONS

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based
Compensation-Transition and Disclosure, issued in December 2002.

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ----------------------------
                                                                                  2003           2002
                                                                              -------------   ------------
                                                                                      (in thousands)
PRO FORMA IMPACT OF FAIR VALUE METHOD (FAS 148)
Reported net income (loss) attributable to common shareholders                          445         (1,386)
Less: fair value impact of employee stock compensation                                  (12)           (41)
                                                                              -------------   ------------
Pro forma net income (loss) attributable to common shareholders                         433         (1,427)
                                                                              =============   ============

EARNINGS (LOSS) PER COMMON SHARE
Basic- as reported                                                                   $ 0.11        $ (0.34)
Diluted- as reported                                                                 $ 0.10        $ (0.34)
Basic- pro forma                                                                     $ 0.11        $ (0.35)
Diluted- pro forma                                                                   $ 0.10        $ (0.35)

WEIGHTED AVERAGE BLACK-SCHOLES FAIR VALUE ASSUMPTIONS
Risk free interest rate                                                                 3.9%           3.9%
Expected life                                                                      5-10 yrs.      5-10 yrs.
Expected volatility                                                                     82%            82%
Expected dividend yield                                                                0.0%           0.0%

NOTE 4: INVENTORY

         The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 80 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:

                                 MARCH 31, 2003   DECEMBER 31, 2002
                                 --------------   -----------------
                                         (IN THOUSANDS)
Finished goods ...............   $       23,437    $       23,268
Work in process ..............              559               720
                                 --------------    --------------
Inventories at FIFO ..........           23,996            23,988
Less - LIFO allowance ........           (3,447)           (3,596)
                                 --------------    --------------
Inventories ..................   $       20,549    $       20,392
                                 ==============    ==============

NOTE 5: EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle for the periods indicated.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        2003            2002
                                                                    ------------    ------------
Basic:
   Average shares outstanding                                          4,071,685       4,071,685
                                                                    ============    ============
   Income before cumulative effect of a change
            in accounting principle                                 $    468,000    $    366,000
   Convertible preferred stock dividend                                  (23,000)        (23,000)
                                                                    ------------    ------------
   Income attributable to common shareholders
      before cumulative effect of a change in accounting principle  $    445,000    $    343,000
                                                                    ============    ============
   Per share amount                                                 $       0.11    $       0.08
                                                                    ============    ============

Diluted:
   Average share outstanding                                           4,071,685       4,071,685
   Net effect of dilutive stock options--based on the
      treasury stock method                                               41,339          57,384
   Assumed conversion of convertible preferred stock                     420,000         420,000
                                                                    ------------    ------------
   Total                                                               4,533,024       4,549,069
                                                                    ============    ============
   Income attributable to common shareholders
      before cumulative effect of a change in accounting principle  $    445,000    $    343,000
      Convertible preferred stock dividend                                23,000          23,000
                                                                    ------------    ------------
   Income for diluted earnings per share, before
      cumulative effect of a change in accounting principle         $    468,000    $    366,000
                                                                    ============    ============
   Per share amount                                                 $       0.10    $       0.08
                                                                    ============    ============

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

         Financial information relating the Company's segments is as follows:

                                   ELECTRICAL
                        MRO        CONTRACTOR         TOTAL
                   ------------   ------------    ------------
2003
Sales              $     36,901   $        560    $     37,461
Operating income          1,034             38           1,072

2002
Sales              $     36,951   $        652    $     37,603
Operating income          1,034             (9)          1,025

NOTE 7: CHANGE IN ACCOUNTING PRINCIPLE

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets with determinable lives are to be separately recognized and amortized. The statement was effective for fiscal years beginning after December 15, 2001.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

         SALES. Revenues for the quarter ended March 31, 2003, decreased $0.1 million, or 0.4%, to approximately $37.5 million from $37.6 million in 2002. Sales for the MRO Segment were $36.9 million for both periods. Sales for the Electrical Contractor segment decreased by $0.1 million, or 14.1%, for the current quarter when compared to same period in 2002. This decrease is the result of a slow down in the construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 0.3% for the first quarter of 2003, when compared to the same period in 2002. Gross profit as a percentage of sales for the MRO segment decreased to 25.1% for the three months ended March 31,2003, from 25.3% in the comparable period of 2002. This decrease can be primarily attributed to decreased margins on bearings sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 37.0% for the three months ended March 31, 2003, from 42.8% in the comparable period of 2002. This decrease resulted from lower margin sales associated with a slow down in the commercial construction business for electrical contractors.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended March 31, 2003, decreased by approximately $0.2 million when compared to the same period in 2002. This decrease is primarily attributed to reduced administrative expenses. As a percentage of revenue, the 2003 expense decreased by approximately 0.4 % to 22.5% from 22.9% for 2002. This decrease is attributable to a reduced level of expenses being spread over a similar revenue amount.

         OPERATING INCOME. Operating income for the first three months of 2003 increased slightly when compared to the same period in 2002. Operating income for the MRO segment was the same for both periods. Operating income for the Electrical Contractor segment improved to a small profit in 2003 from a small loss in 2002. The improved operating income for the Electrical Contractor segment is the result of reduced selling, general and administrative expenses partially offset by reduced gross profit.

         INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2003 decreased by $0.1 million, to $0.3 million from $0.4 million during the same period in 2002. This decline results from lower interest rates for the first three months of 2003 when compared to the first quarter of 2002 as well as a lower average debt balance.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

         Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our lines of credit for working capital. We had approximately $3.2 million available for borrowings under the revolving portion of the Credit Facility at March 31, 2003. Working capital at March 31, 2003 and December 31, 2002 was approximately $24.2 million and $22.8 million, respectively. During the first three months of 2003 and 2002, we collected trade receivables in approximately 53 and 51 days, respectively. For each of the three months ended March 31, 2003 and 2002, we turned our inventory approximately five times, on an annualized basis.

         The Credit Facility with our bank lender provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $35.0 million, and matures April 1, 2004. Interest accrues at prime plus 1/2% on the revolving portion of the Credit Facility and prime plus 1 1/2% on the term portion of the Credit Facility. The prime rate at March 31, 2003, was 4.25%. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain cash flow and other financial ratios. We have, from time to time, not been in compliance with certain covenants under the Credit Facility including the minimum earnings requirement and the fixed charge coverage ratio. At March 31, 2003, we are in compliance with these covenants. In addition to the $0.7 million of cash on hand at March 31, 2003, we had $3.2 million available for borrowings under the Credit Facility at March 31, 2003. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants.

         We used approximately $1.0 million of cash in operating activities in the first three months of 2003 as compared to using approximately $1.3 million of cash during the first three months of 2002. This decreased use of cash is primarily attributable to a lower net increase in net operating assets and liabilities in 2003 compared to 2002.

          Fixed asset purchases of approximately $0.1 million during the first quarter of 2003 and the first quarter of 2002 related primarily to computer equipment.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to meet our future debt service obligations beyond March 31, 2004, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2004. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

Income Taxes

         In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.4 million as of March 31, 2003. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

         Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has adopted SFAS No. 143 beginning January 1, 2003. The impact of such adoption did not have a material effect on the Company's financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our market risk results from volatility in interest rates. This risk is monitored and managed. Our exposure to interest rate risk relates primarily to our Credit Facility. Based on our capital structure at March 31, 2003, a 100 basis point change in interest rates would result in an estimated $0.2 million change in annual interest expense.

ITEM 4: CONTROLS AND PROCEDURES

         Based on their evaluation as of a date within 90 days of the filing date of this report, the principle executive officer and principle financial officer of the Company have concluded that the Company's disclosures controls and procedures (as defined in Rules 13a-14 (c)15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

        99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

    (b)  Reports on Form 8-K.

    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DXP ENTERPRISES, INC.
                                        (Registrant)

                                        By: /s/ MAC McCONNELL
                                            ------------------------------------
                                            Mac McConnell
                                            Senior Vice-President/Finance and
                                                Chief Financial Officer
Dated:  May 2, 2003

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

May 2, 2003

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

May 2, 2003

                                /s/ Mac McConnell
                                  Mac McConnell
                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBITS       DESCRIPTION
--------       -----------

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

 99.1          Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002 (Filed herewith).