Form 10-Q
period 2003-06-30
DXP ENTERPRISES INC
filed 2003-08-12
CIK 1020710

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                   ----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2003:

                             Common Stock: 4,071,685

ITEM 1: FINANCIAL STATEMENTS

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      JUNE 30, 2003   DECEMBER 31, 2002
                                                                                      -------------   -----------------
                                                                                      (UNAUDITED)
                      ASSETS
Current assets:
  Cash                                                                                 $      926        $    1,171
  Trade accounts receivable, net of allowances for doubtful accounts
     of $1,338 and $1,235, respectively                                                    19,346            17,560
  Inventories, net                                                                         20,408            20,392
  Prepaid expenses and other current assets                                                   684               429
  Deferred income taxes                                                                       934               899
                                                                                       ----------        ----------
          Total current assets                                                             42,298            40,451
Property, plant and equipment, net                                                          7,699             8,034
Deferred income taxes                                                                         481               508
Other assets                                                                                  135               255
                                                                                       ----------        ----------
          Total assets                                                                 $   50,613        $   49,248
                                                                                       ==========        ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                    $    1,501        $    1,625
  Trade accounts payable and accrued liabilities                                           15,001            14,057
  Accrued wages and benefits                                                                1,006             1,192
  Other accrued expenses                                                                    1,121               801
                                                                                       ----------        ----------
          Total current liabilities                                                        18,629            17,675
Long-term debt, less current portion                                                       23,029            23,486
Shareholders' Equity:
   Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share; 1,000,000 shares
     authorized; 1,168 shares issued and outstanding                                            1                 1
   Series B convertible preferred stock, 1/10th vote
     per share; $1.00 par value; $100 stated value; liquidation preference of
     $100 per share; 1,000,000 shares authorized; 17,700 shares issued, 15,000 shares outstanding and 2,700 shares in
     treasury stock                                                                            18                18
   Common stock, $.01 par value, 100,000,000 shares authorized;
     4,257,760 shares issued and 4,071,685 shares are
     outstanding and 186,075 shares in treasury stock                                          41                41
  Paid-in capital                                                                           2,842             2,842
  Retained earnings                                                                         9,293             8,425
  Treasury stock                                                                           (1,894)           (1,894)
  Notes receivable from shareholders                                                       (1,346)           (1,346)
                                                                                       ----------        ----------
          Total shareholders' equity                                                        8,955             8,087
                                                                                       ----------        ----------
          Total liabilities and shareholders' equity                                   $   50,613        $   49,248
                                                                                       ==========        ==========


            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            ----------------------------        ----------------------------
                                                                       JUNE 30,                           JUNE 30,
                                                            ----------------------------        ----------------------------
                                                               2003             2002               2003              2002
                                                            ----------        ----------        ----------        ----------
Sales                                                       $   37,766        $   37,159        $   75,227        $   74,762
Cost of sales                                                   28,226            27,558            56,201            55,534
                                                            ----------        ----------        ----------        ----------
Gross profit                                                     9,540             9,601            19,026            19,228
Selling, general and administrative expense                      8,508             8,545            16,922            17,147
                                                            ----------        ----------        ----------        ----------
Operating income                                                 1,032             1,056             2,104             2,081
Other income                                                        15                18                37                49
Interest expense                                                  (327)             (437)             (670)             (856)
                                                            ----------        ----------        ----------        ----------
Income before income taxes                                         720               637             1,471             1,274
Provision for income taxes                                         275               238               558               509
                                                            ----------        ----------        ----------        ----------
Net income before cumulative effect of a change in
    accounting principle                                           445               399               913               765
Cumulative effect of a change in accounting principle               --                --                --            (1,729)
                                                            ----------        ----------        ----------        ----------
Net income (loss)                                                  445               399               913              (964)
Preferred stock dividend                                            22                22                45                45
                                                            ----------        ----------        ----------        ----------
Net income (loss) attributable to common shareholders       $      423        $      377        $      868        $   (1,009)
                                                            ==========        ==========        ==========        ==========

Per share and share amounts before cumulative effect
    of a change in accounting principle
    Basic earnings per common share                         $     0.10        $     0.09        $     0.21        $     0.18
                                                            ==========        ==========        ==========        ==========
    Common shares outstanding                                    4,072             4,072             4,072             4,072
                                                            ==========        ==========        ==========        ==========
    Diluted earnings per share                              $     0.10        $     0.09        $     0.20        $     0.17
                                                            ==========        ==========        ==========        ==========
    Common and common equivalent shares outstanding              4,643             4,572             4,591             4,560
                                                            ==========        ==========        ==========        ==========
Cumulative effect of a change in accounting principle
    per share - basic and diluted                                   --                --                --        $    (0.42)
                                                            ==========        ==========        ==========        ==========
Basic income (loss) per share                               $     0.10        $     0.09        $     0.21        $    (0.25)
                                                            ==========        ==========        ==========        ==========
Common shares outstanding                                        4,072             4,072             4,072             4,072
                                                            ==========        ==========        ==========        ==========
Diluted income (loss) per share                             $     0.10        $     0.09        $     0.20        $    (0.25)
                                                            ==========        ==========        ==========        ==========
Common and common equivalent shares outstanding                  4,643             4,572             4,591             4,072
                                                            ==========        ==========        ==========        ==========

            See notes to condensed consolidated financial statements.

                     DXP ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                          SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                 --------------------------------
                                                                     2003                2002
                                                                 ------------        ------------
OPERATING ACTIVITIES:
Net income (loss)                                                $        913        $       (964)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
     Cumulative effect of a change in accounting principle                 --               1,729
     Depreciation and amortization                                        520                 579
     Deferred income taxes                                                 (8)                  1
     (Gain) loss on disposal of property and equipment                     (2)                  4
     Changes in operating assets and liabilities:
        Trade accounts receivable                                      (1,786)               (645)
        Inventories                                                       (16)             (1,292)
        Prepaid expenses and other current assets                        (135)               (214)
        Accounts payable and accrued expenses                           1,077               1,206
                                                                 ------------        ------------
        Net cash provided by operating activities                         563                 404

INVESTING ACTIVITIES:
Purchase of property and equipment                                       (185)               (234)
Proceeds from sale of equipment                                             2                  --
                                                                 ------------        ------------
     Net cash used in investing activities                               (183)               (234)

FINANCING ACTIVITIES:
Proceeds from debt                                                     72,896             103,097
Principal payments on revolving line of credit
     long-term debt, and notes payable to bank                        (73,476)           (103,664)
Purchase of preferred stock                                                --                 (35)
Dividends paid in cash                                                    (45)                (45)
                                                                 ------------        ------------
     Net cash used in financing activities                               (625)               (647)
                                                                 ------------        ------------
DECREASE IN CASH                                                         (245)               (477)
CASH AT BEGINNING OF PERIOD                                             1,171               2,260
                                                                 ------------        ------------
CASH AT END OF PERIOD                                            $        926        $      1,783
                                                                 ============        ============

Noncash activities:

Changes in inventories and principle payments on debt exclude the $1.9 million noncash reduction of inventory cost and debt associated with a litigation settlement recorded in 2002.

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

NOTE 2: THE COMPANY

         DXP, a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments: Maintenance, Repair and Operating (MRO) and Electrical Contractor.

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




                                                                                SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        -------------------------------
                                                                           2003                 2002
                                                                        ----------           ----------
                                                                                (in thousands)
PRO FORMA IMPACT OF FAIR VALUE METHOD (FAS 148)
Reported net income (loss) attributable to common shareholders                 868               (1,009)
Less: fair value impact of employee stock compensation                         (24)                 (82)
                                                                        ----------           ----------
Pro forma net income (loss) attributable to common shareholders                844               (1,091)
                                                                        ==========           ==========

EARNINGS (LOSS) PER COMMON SHARE
Basic- as reported                                                      $     0.21           $    (0.25)
Diluted- as reported                                                    $     0.20           $    (0.25)
Basic- pro forma                                                        $     0.21           $    (0.27)
Diluted- pro forma                                                      $     0.19           $    (0.27)

WEIGHTED AVERAGE BLACK-SCHOLES FAIR VALUE ASSUMPTIONS
Risk free interest rate                                                        3.9%                 3.9%
Expected life                                                             5-10 yrs.            5-10 yrs.
Expected volatility                                                             82%                  82%
Expected dividend yield                                                        0.0%                 0.0%

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



                                               JUNE 30, 2003      DECEMBER 31, 2002
                                               -------------      -----------------
                                                         (IN THOUSANDS)
     Finished goods ....................         $   22,440          $   23,268
     Work in process ...................              1,415                 720
                                                 ----------          ----------
     Inventories at FIFO ...............             23,855              23,988
     Less - LIFO allowance .............             (3,447)             (3,596)
                                                 ----------          ----------
     Inventories .......................         $   20,408          $   20,392
                                                 ==========          ==========


NOTE 5: EARNINGS PER SHARE DATA

            The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle for the periods indicated.




                                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------          --------------------------------
                                                            2003             2002                  2003                2002
                                                        -----------       -----------          -----------          -----------
Basic:

   Average shares outstanding                             4,071,685         4,071,685            4,071,685            4,071,685
                                                        ===========       ===========          ===========          ===========
   Income before cumulative effect of a change
      in accounting principle                           $   445,000       $   399,000          $   913,000          $   765,000
   Convertible preferred stock dividend                     (22,000)          (22,000)             (45,000)             (45,000)
                                                        -----------       -----------          -----------          -----------
   Income attributable to common shareholders
      before cumulative effect of a change in
      accounting principle                              $   423,000       $   377,000          $   868,000          $   720,000
                                                        ===========       ===========          ===========          ===========
   Per share amount                                     $      0.10       $      0.09          $      0.21          $      0.18
                                                        ===========       ===========          ===========          ===========

Diluted:
   Average shares outstanding                             4,071,685         4,071,685            4,071,685            4,071,685
   Net effect of dilutive stock options--based
      on the treasury stock method                          151,755            80,516               99,802               68,095
   Assumed conversion of convertible preferred stock        420,000           420,000              420,000              420,000
                                                        -----------       -----------          -----------          -----------
   Total                                                  4,643,440         4,572,201            4,591,487            4,559,780
                                                        ===========       ===========          ===========          ===========
   Income attributable to common shareholders
      before cumulative effect of a change in
      accounting principle                              $   423,000       $   377,000          $   868,000          $   720,000
      Convertible preferred stock dividend                   22,000            22,000               45,000               45,000
                                                        -----------       -----------          -----------          -----------
   Income for diluted earnings per share, before
      cumulative effect of a change in
      accounting principle                              $   445,000       $   399,000          $   913,000          $   765,000
                                                        ===========       ===========          ===========          ===========
   Per share amount                                     $      0.10       $      0.09          $      0.20          $      0.17
                                                        ===========       ===========          ===========          ===========

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

         Financial information relating the Company's segments is as follows:


                                THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                ---------------------------                   ------------------------
                                       ELECTRICAL                                      ELECTRICAL
                           MRO         CONTRACTOR        TOTAL            MRO          CONTRACTOR         TOTAL
                         -------       ----------       -------         -------        ----------        -------
2003
Sales                    $37,146         $ 620          $37,766         $74,047         $ 1,180          $75,227
Operating income           1,032            --            1,032           2,107              (3)           2,104


2002
Sales                    $36,433         $ 726          $37,159         $73,384         $ 1,378          $74,762
Operating income           1,095           (39)           1,056           2,129             (48)           2,081


NOTE 7: CHANGE IN ACCOUNTING PRINCIPLE

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changed the treatment of goodwill by no longer amortizing goodwill, and instead requires, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets with determinable lives are to be separately recognized and amortized. The statement was effective for fiscal years beginning after December 15, 2001.

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

NOTE 8: AMENDMENT TO CREDIT FACILITY

         On June 25, 2003 the Company amended the loan agreement with its bank lender ("the Credit Facility"). The amendment extended the maturity to April 1, 2006, reduced the maximum amount to $30.0 million, and provided the option of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. The margin is determined by the ratio of funded debt to earnings before interest, taxes, depreciation and amortization for a twelve month period as of the end of the preceding calendar quarter. At June 30, 2003 the prime margin and LIBOR margin were 0.25% and 2.75%, respectively, for the revolving portion of the Credit Facility and 0.50% and 3.0%, respectively, for the term portion of the credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

         SALES. Revenues for the quarter ended June 30, 2003, increased $0.6 million, or 1.6%, to approximately $37.8 million from $37.2 million in 2002. Sales for the MRO Segment increased $0.7 million, or 2.0%, to $37.1 million for 2003. This increase can be primarily attributed to increased sales of pump products. Sales for the Electrical Contractor segment decreased by $0.1 million, or 14.6%, for the current quarter when compared to the same period in 2002. This decrease is the result of a slow down in the commercial construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 0.5% for the second quarter of 2003, when compared to the same period in 2002. Gross profit as a percentage of sales for the MRO segment decreased to 25.1% for the three months ended June 30, 2003, from 25.6% in the comparable period of 2002. This decrease can be primarily attributed to decreased margins on pump and mill supply products sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 33.7% for the three months ended June 30, 2003, from 36.1% in the comparable period of 2002. This decrease resulted from lower margins sales associated with a slow down in the commercial construction business for electrical contractors.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended June 30, 2003, was approximately equal to the same period in 2002. As a percentage of revenue, the 2003 expense decreased by approximately 0.5% to 22.5% from 23.0%, for 2002. This decreased is attributed to a constant level of expenses being spread over an increased revenue amount.

         OPERATING INCOME. Operating income for the second quarter of 2003 decreased slightly when compared to the same period in 2002. Operating income for the MRO segment for the 2003 quarter declined by $0.1 million, or 5.7%, when compared to the same period in 2002. This decrease in operating income is the result of decreased gross profit and increased selling, general and administrative expense. Operating income for the Electrical Contractor segment improved to a breakeven in 2003 from a small loss in 2002. The improved operating income for the Electrical Contractor segment is the result of reduced selling, general and administrative expenses partially offset by reduced gross profit.

         INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2003 decreased by $0.1 million or to $0.3 million from $0.4 million during the same period in 2002. This decline results from lower interest rates for the second quarter of 2003 when compared to the second quarter of 2002 as well as a lower average debt balance. .

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

         SALES. Revenues for the six months ended June 30, 2003, increased $0.5 million, or 0.6%, to approximately $75.2 million from $74.8 million in 2002. Sales for the MRO Segment increased $0.7 million, or 0.9%, primarily due to increased sales of pump products. Sales for the Electrical Contractor segment decreased by $0.2 million, or 14.4%, for the first half of 2003 when compared to same period in 2002. This decrease is the result of a slow down in the commercial construction business for electrical contractors.

         GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 0.4% for the first six months of 2003, when compared to the same period in 2002. Gross profit as a percentage of sales for the MRO segment decreased to 25.1% for the six months ended June 30, 2003, from 25.5% in the comparable period of 2002. This decrease can be primarily attributed to decreased margins on bearings sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 35.3% for the six months ended June 30, 2003, down from 39.3% in the comparable period of 2002. This decrease resulted from lower margin sales associated with a slow down in the commercial construction business.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the six months ended June 30, 2003, decreased by approximately $0.2 million when compared to the same period in 2002. This decrease is primarily attributed to reduced administrative expenses. As a percentage of revenue, the 2003 expense decreased by approximately 0.4% to 22.5% from 22.9% for 2002. This decrease is primarily attributable to a reduced level of costs being spread over a larger revenue amount.

         OPERATING INCOME. Operating income for the first six months of 2003 was approximately equal to operating income for the same period in 2002. This similar result is the net of a small decrease in operating income for the MRO Segment and a small improvement in operating income for the Electrical Contractor segment.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 2003 decreased by $0.2 million to $0.7 million from $0.9 million during the same period in 2002. This decline results from lower interest rates for the six months of 2003 when compared to the first six months of 2002 as well as a lower average debt balance.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

         Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our lines of credit for working capital. We had approximately $3.0 million available for borrowings under the revolving portion of the Credit Facility at June 30, 2003. Working capital at June 30, 2003 and December 31, 2002 was approximately $23.7 million and $22.8 million, respectively. During the first six months of 2003 and 2002, we collected trade receivables in approximately 50 and 58 days, respectively. For the six months ended June 30, 2003 and 2002, we turned our inventory approximately six times and five times, respectively, on an annualized basis.

         The Credit Facility with our bank lender, which was amended on June 25, 2003, provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures April 1, 2006. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. In addition to the $0.9 million of cash on hand at June 30, 2003, we had $3.0 million available for borrowings under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain fixed charge coverage and other financial ratios. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or amend such covenants.

         We generated approximately $0.6 million of cash in operating activities in the first six months of 2003 as compared using approximately $0.4 million of cash during the first six months of 2002. This increased generation of cash can be attributed to improved earnings in 2003 compared to 2002.

         Fixed asset purchases of approximately $0.2 million during the first six months of 2003 and the first six months of 2002 related primarily to computer equipment, software and pump testing equipment in 2003 and computer equipment in 2002.

         Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to meet our future debt service obligations beyond June 30, 2004, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders.

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

Income Taxes

         In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.4 million as of June 30, 2003. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

         Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations,"which is effective for financial statements issued for fiscal years beginning after June 15,2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. The Company adopted SFAS No. 143 on January 1, 2003. The adoption did not have a material effect on the Company's financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk results from volatility in interest rates. This risk is monitored and managed. Our exposure to interest rate risk relates primarily to our Credit Facility. Based on our capital structure at June 30, 2003, a 100 basis point change in interest rates would result in an estimated $0.2 million change in annual interest expense.

ITEM 4: CONTROLS AND PROCEDURES

         Based on their evaluation as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosures controls and procedures (as defined in Rules 13a-14 (c)15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

    None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 3, 2003, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast.


NOMINEE                                        VOTES FOR          VOTES AGAINST     VOTES WITHHELD
--------------------------------------------------------------------------------------------------
David R Little .......................         3,679,145             1,591                 0
Cletus Davis .........................         3,678,492             2,244                 0
Kenneth H. Miller ....................         3,678,492             2,244                 0
Timothy Halter .......................         3,679,666             1,070                 0

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

         31.1 Certification of David R. Little pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

         31.2 Certification of Mac McConnell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

         32.1 Certifications of David R. Little and Mac McConnell pursuant to
              Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

        (b) Reports on Form 8-K.

         On May 2, 2003, DXP filed a Form 8-K in connection with the press release announcing the Company's 2003 first quarter results.

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

Dated:  August 12, 2003

                               INDEX TO EXHIBITS


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

  31.1          Certification of David R. Little pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002. (Filed herewith).

  31.2          Certification of Mac McConnell pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002. (Filed herewith).

  32.1          Certifications of David R. Little and Mac McConnell pursuant to
                Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).