Form 10-Q
period 2003-09-30
DXP ENTERPRISES INC
filed 2003-11-14
CIK 1020710

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-21513

_______________

DXP ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7272 Pinemont Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2003:

Common Stock: 4,071,685

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2003	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$ 757	$ 1,171
Trade accounts receivable, net of allowances for doubtful accounts
of $1,383 and $1,235, respectively	20,108	17,560
Inventories, net	18,899	20,392
Prepaid expenses and other current assets	626	429
Deferred income taxes	949	899
Total current assets	41,339	40,451
Property and equipment, net	7,479	8034
Deferred income taxes	469	508
Other assets	155	255
Total assets	$ 49,442	$ 49,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,422	$ 1,625
Trade accounts payable and accrued liabilities	14,656	14,057
Accrued wages and benefits	1,613	1,192
Other accrued expenses	1,281	801
Total Current liabilities	18,972	17,675
Long-term debt, less current portion	20,886	23,486
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value;
liquidation preference of $100 per share; 1,000,000 shares
authorized; 1,168 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share; 1,000,000 shares authorized; 17,700 shares issued, 15,000
shares outstanding and 2,700 shares in treasury stock	18	18
Common stock, $0.01 par value, 100,000,000 shares authorized;
4,257,760 shares issued and 4,071,685 shares are outstanding
and 186,075 shares in treasury stock	41	41
Paid-in capital	2,841	2,842
Retained earnings	9,923	8,425
Treasury stock	(1,894)	(1,894)
Notes receivable from shareholders	(1,346)	(1,346)
Total shareholders' equity	9,584	8,087
Total liabilities and shareholders' equity	$ 49,442	$ 49,248

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Sales	$ 40,363	$ 38,422	$ 115,590	$ 113,184
Cost of sales	30,056	28,638	86,257	84,172
Gross profit	10,307	9,784	29,333	29,012
Selling, general and administrative expense	9,010	8,726	25,932	25,873
Operating income	1,297	1,058	3,401	3,139
Other income	13	14	50	63
Interest expense	(277)	(395)	(947)	(1,251)
Income before taxes	1,033	677	2,504	1,951
Provision for income taxes	381	269	939	778
Income before cumulative effect of a change
in accounting principle	652	408	1,565	1,173
Cumulative effect of a change in accounting
principle	-	-	-	(1,729)
Net income (loss)	652	408	1,565	(556)
Preferred stock dividend	23	23	68	68
Net income (loss) attributable to common
shareholders	$ 629	$ 385	$ 1,497	$ (624)

Per share and share amounts before cumulative
effect of a change in accounting principle
Basic earnings per common share	$ 0.15	$ 0.09	$ 0.37	$ 0.27
Common shares outstanding	4,072	4,072	4,072	4,072
Diluted earnings per share	$ 0.13	$ 0.09	$ 0.33	$ 0.26
Common and common equivalent shares
outstanding	5,181	4,540	4,721	4,554
Cumulative effect of a change in accounting
principle per share - basic and diluted	$ -	$ -	$ -	$ (0.42)
Basic income (loss) per share	$ 0.15	$ 0.09	$ 0.37	$ (0.15)
Common shares outstanding	4,072	4,072	4,072	4,072
Diluted income (loss) per share	$ 0.13	$ 0.09	$ 0.33	$ (0.15)
Common and common equivalent shares
outstanding	5,181	4,540	4,721	4,072

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$ 1,565	$ (556)
Adjustments to reconcile net income (loss) to net cash provided by activities
Cumulative effect of a change in accounting principle	-	1,729
Depreciation and amortization	785	867
Deferred income taxes	(11)	243
(Gain) loss on disposal of property and equipment	(2)	4
Changes in operating assets and liabilities:
Trade accounts receivable	(2,548)	(467)
Inventories	1,493	(172)
Prepaid expenses and other current assets	(97)	(198)
Accounts payable and accrued expenses	1,500	343
Net cash provided by operating activities	2,685	1,793

INVESTING ACTIVITIES:
Purchase of property and equipment	(230)	(258)
Proceeds from sale of equipment	2	-
Net cash used in investing activities	(228)	(258)

FINANCING ACTIVITIES:
Proceeds from debt	110,056	139,753
Principal payments on revolving line of credit, long-term debt,
and notes payable to bank	(112,858)	(142,805)
Purchase of preferred stock	(1)	(35)
Dividends paid in cash	(68)	(68)
Net cash used in financing activities	(2,871)	(3,155)
DECREASE IN CASH	(414)	(1,620)
CASH AT BEGINNING OF PERIOD	1,171	2,260
CASH AT END OF PERIOD	$ 757	$ 640

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Pro forma impact of fair value method (FAS 148)
Reported net income (loss) attributable to
common shareholders	$ 629	$ 385	$ 1,497	$ (624)
Less: fair value impact of employee stock
compensation	(11)	(42)	(35)	(124)
Pro forma net income (loss) attributable to
common shareholders	$ 618	$ 343	$ 1,462	$ (748)

Earnings (loss) per common share
Basic - as reported	$ 0.15	$ 0.09	$ 0.37	$ (0.15)
Diluted - as reported	$ 0.13	$ 0.09	$ 0.33	$ (0.15)
Basic - pro forma	$ 0.15	$ 0.09	$ 0.36	$ (0.18)
Diluted - pro forma	$ 0.13	$ 0.09	$ 0.32	$ (0.18)

The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment, and additional options may be granted in future years. The following assumptions were used for the three months ended September 30, 2003 - dividend yield of 0.0%, expected volatility of 82%, average risk-free interest rate of 3.9% and average expected life of 5 to 10 years. The following assumptions were used for the nine months ended September 20, 2003 - dividend yield of 0.0%, expected volatility of 82%, average risk-free interest rate of 3.9% and average expected life of 5 to 10 years.

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

	September 30 2003	December 31 2002
	(IN THOUSANDS)
Finished goods	$ 22,025	$ 23,268
Work in process	321	720
Inventories at FIFO	22,346	23,988
Less LIFO allowance	(3,447)	(3,596)
Inventories	$ 18,899	$ 20,392

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle for the periods indicated.
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic:
Average shares outstanding	4,071,685	4,071,685	4,071,685	4,071,685
Income before cumulative effect of a change in
accounting principle	$ 652,000	$ 408,000	$ 1,565,000	$ 1,173,000
Convertible preferred stock dividend	(23,000)	(23,000)	(68,000)	(68,000)
Income attributable to common shareholders
before cumulative effect of a change in
accounting principle	$ 629,000	$ 385,000	$ 1,497,000	$ 1,105,000
Per share amount	$ 0.15	$ 0.09	$ 0.37	$ 0.27

Diluted:
Average shares outstanding	4,071,685	4,071,685	4,071,685	4,071,685
Net effect of dilutive stock options - based on
the treasury stock method	689,574	47,922	229,234	62,752
Assumed conversion of convertible preferred
stock	420,000	420,000	420,000	420,000
Total	5,181,259	4,539,607	4,720,919	4,554,437
Income attributable to common shareholders
before cumulative effect of a change in
accounting principle	$ 652,000	$ 385,000	$ 1,497,000	$ 1,105,000
Convertible preferred stock dividend	23,000	23,000	68,000	68,000
Income for diluted earnings per share, before
cumulative effect of a change in accounting
principle	$ 675,000	$ 408,000	$ 1,565,000	$ 1,173,000
Per share amount	$ 0.13	$ 0.09	$ 0.33	$ 0.26

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

Financial information relating the Company's segments is as follows:
	Three Months Ended September 30,			Nine Months Ended September 30,
		Electrical			Electrical
	MRO	Contractor	Total	MRO	Contractor	Total

2003
Sales	$ 39,748	$ 615	$ 40,363	$113,795	$ 1,795	$115,590
Operating income	1,282	15	1,297	3,389	12	3,401

2002
Sales	$ 37,614	$ 808	$ 38,422	$ 110,998	$ 2,186	$113,184
Operating income	1,003	55	1,058	3,132	7	3,139

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

NOTE 8: AMENDMENT TO CREDIT FACILITY

On June 25, 2003 the Company amended the loan agreement with its bank lender ("Credit Facility"). The amendment extended the maturity to April 1, 2006, reduced the maximum amount to $30.0 million, and provided the option of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. The margin is determined by the ratio of funded debt to earnings before interest, taxes, depreciation and amortization for a twelve month period as of the end of the preceding calendar quarter. For the quarter ended September 30, 2003 the prime margin and LIBOR margin were 0.25% and 2.75%, respectively, for the revolving portion of the Credit Facility and 0.50% and 3.0%, respectively, for the term portion of the credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

SALES. Revenues for the quarter ended September 30, 2003, increased $1.9 million, or 5.1%, to approximately $40.4 million from $38.4 million in 2002. Sales for the MRO Segment increased $2.1 million, or 5.7%, to $39.7 million for 2003. This increase can be primarily attributed to increased sales of fluid handling products for use in capital projects for offshore energy production. Sales for the Electrical Contractor segment decreased by $0.2 million, or 23.9%, for the current quarter when compared to the same period in 2002. This decrease is the result of a slow down in the commercial construction business for electrical contractors.

GROSS PROFIT. Gross profit as a percentage of sales was 25.5% for the third quarter of 2003, and the third quarter of 2002. Gross profit as a percentage of sales for the MRO segment increased to 25.3% for the three months ended September 30, 2003, from 25.2% in the comparable period of 2002. This increase can be primarily attributed to increased sales of higher margin fluid handling products. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 38.5% for the three months ended September 30, 2003, from 38.0% in the comparable period of 2002. This increase resulted from decreased sales of low margin commodity products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended September 30, 2003, increased $0.3 million, or 3.3%, compared to the same period in 2002. This increase is primarily attributed to increased costs for general insurance, employee healthcare and costs related to additional sales personnel. As a percentage of revenue, the 2003 expense decreased by approximately 0.4% to 22.3% from 22.7%, for 2002. This decrease is attributed to the percentage increase in revenues being greater than the percentage increase in expenses.

OPERATING INCOME. Operating income for the third quarter of 2003 increased by $0.2 million, or 22.6% when compared to the same period in 2002. Operating income for the MRO segment for the 2003 quarter increased $0.3 million, or 27.8%, when compared to the same period in 2002. This increase in operating income is the result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment decreased slightly in 2003 compared to the same period in 2002. The decreased operating income for the Electrical Contractor segment is the result of reduced gross profit, partially offset by reduced selling, general and administrative expenses.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2003 decreased by $0.1 million to $0.3 million from $0.4 million during the same period in 2002. This decline results from lower interest rates for the third quarter of 2003 when compared to the third quarter of 2002, as well as a lower average debt balance.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

SALES. Revenues for the nine months ended September 30, 2003, increased $2.4 million, or 2.1%, to approximately $115.6 million from $113.2 million in 2002. Sales for the MRO Segment increased $2.8 million, or 2.5%, primarily due to increased sales of fluid handling products for use in capital projects for offshore energy production. Sales for the Electrical Contractor segment decreased by $0.4 million, or 17.9%, for the first nine months of 2003 when compared to same period in 2002. This decrease is the result of a slow down in the commercial construction business for electrical contractors.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 0.2% for the first nine months of 2003, when compared to the same period in 2002. Gross profit as a percentage of sales for the MRO segment decreased to 25.2% for the nine months ended September 30, 2003, from 25.4% in the comparable period of 2002. This decrease can be primarily attributed to decreased margins on bearings sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 36.4% for the nine months ended September 30, 2003, down from 38.8% in the comparable period of 2002. This decrease resulted from lower margin sales associated with a slow down in the commercial construction business.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2003, increased by approximately $0.1 million when compared to the same period in 2002. This increase is primarily attributed to increased incentive compensation related to the increased gross profit. As a percentage of revenue, the 2003 expense decreased by approximately 0.5% to 22.4% from 22.9% for 2002. This decrease is primarily attributable to a similar level of costs being spread over a larger revenue amount.

OPERATING INCOME. Operating income for the first nine months of 2003 increased by $0.3 million, or 8.3%, when compared to operating income for the same period in 2002. This increase is the result of an 8.2% increase in operating income for the MRO Segment and a small improvement in operating income for the Electrical Contractor segment.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2003 decreased by $0.3 million to $0.9 million from $1.2 million during the same period in 2002. This decline results from lower interest rates for the first nine months of 2003 when compared to the first nine months of 2002, as well as a lower average debt balance.

LIQUIDITY AND CAPITAL RESOURCES

General

As a distributor of MRO and Electrical products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

Under the loan agreements with our bank lender, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. Our policy is to maintain low levels of cash and cash equivalents and to use borrowings under our lines of credit for working capital. We had approximately $7.2 million available for borrowings under the revolving portion of the Credit Facility at September 30, 2003. Working capital at September 30, 2003 and December 31, 2002 was approximately $22.4 million and $22.8 million, respectively. During the first nine months of 2003 and 2002, we collected trade receivables in approximately 51 and 51 days, respectively. For the nine months ended September 30, 2003 and 2002, we turned our inventory approximately six times and five times, respectively, on an annualized basis.

The Credit Facility with our bank lender, which was amended on June 25, 2003, provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures April 1, 2006. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. In addition to the $0.8 million of cash on hand at September 30, 2003, we had $7.2 million available for borrowings under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain certain fixed charge coverage and other financial ratios. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender would be willing to waive such non-compliance or amend such covenants.

We generated approximately $2.7 million of cash in operating activities in the first nine months of 2003 as compared to generating approximately $1.8 million of cash during the first nine months of 2002. This increased generation of cash can be partially attributed to improved earnings in 2003 compared to 2002.

Fixed asset purchases of approximately $0.2 million during the first nine months of 2003 related primarily to computer equipment, software and pump testing equipment. Fixed asset purchases of approximately $0.3 million during the first nine months of 2002 related primarily to computer equipment.

Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to meet our future debt service obligations beyond September 30, 2004, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with such financing, we may be required to issue securities that substantially dilute the interest of our shareholders.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.4 million as of September 30, 2003. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for financial statements issued for fiscal years beginning after September 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. The Company adopted SFAS No. 143 on January 1, 2003. The adoption did not have a material effect on the Company's financial statements.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. SFAS No. 150 does not have a material impact on our financial position or results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. This risk is monitored and managed. Our exposure to interest rate risk relates primarily to our Credit Facility. Based on our capital structure at September 30, 2003, a 100 basis point change in interest rates would result in an estimated $0.2 million change in annual interest expense.

ITEM 4: CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosures controls and procedures (as defined in Rules 13a-14 (c) 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Ability to Comply with Financial Covenants of Credit Facility

The Credit Facility requires that we comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. Our ability to comply with any of the foregoing restrictions will depend on our future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond our control. A failure to comply with any of these obligations could result in an event of default under the Credit Facility, which could permit acceleration of our indebtedness under the Credit Facility. From time to time in previous years we were unable to comply with some of the financial covenants contained in the Credit Facility (relating to, among other things, the maintenance of prescribed financial ratios) and have, when necessary, obtained waivers or amendments to the covenants from our lender. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants.

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

  Reports on Form 8-K.

On August 8, 2003, DXP filed a Form 8-K in connection with the press release announcing the Company's 2003 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.

(Registrant)

By: /s/ MAC McCONNELL

Mac McConnell

Senior Vice-President and Chief Financial Officer

Dated: November 14, 2003

CERTIFICATIONS

I, David R. Little, the Chief Executive Officer of DXP Enterprises, Inc., certify that:

    I have reviewed this Form 10-Q of DXP Enterprises, Inc.;

    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) for the registrant and have:

      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      evaluated the effectiveness of the registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 14, 2003

/s/ David R. Little

David R. Little

Chief Executive Officer

I, Mac McConnell, the Chief Financial Officer of DXP Enterprises, Inc., certify that:

1. I have reviewed this Form 10-Q of DXP Enterprises, Inc.;

    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) for the registrant and have:

      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      evaluated the effectiveness of the registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  November 14, 2003

  /s/ Mac McConnell

  Mac McConnell

  Chief Financial Officer

  Exhibit 99.1

  CERTIFICATIONS PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of DXP Enterprises, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David R. Little, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.

  /s/David R. Little

  David R. Little

  Chairman of the Board, President and

  Chief Executive Officer

  November 14, 2003

  In connection with the Quarterly Report of DXP Enterprises, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mac McConnell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Mac McConnell

  Mac McConnell

  Senior Vice President and

  Chief Financial Officer

  November 14, 2003