Form 10-K
period 2003-12-31
DXP ENTERPRISES INC
filed 2004-03-11
CIK 1020710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21513

DXP Enterprises, Inc.

(Exact name of registrant as specified in its charter)
Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040
(Address of principal executive offices)

_________________________

Registrant's telephone number, including area code:

(713) 996-4700

_________________________

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2003: $2,178,905.

Number of shares of registrant's Common Stock outstanding as of March 1, 2004: 4,070,520.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2004 are incorporated by reference into Part III hereof.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. "Business," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. We cannot assure you that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements.

PART I

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. DXP Enterprises, Inc.'s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", "Business-Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, together with the Company's subsidiaries.

ITEM 1. Business

DXP Enterprises, Inc. ("DXP" or the "Company"), a Texas corporation, was incorporated in 1996, to be the successor to a company founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers. We are organized into two segments: MRO and Electrical Contractor. Sales and operating income for 2001, 2002 and 2003, and identifiable assets at the close of such years for our business segments are presented in Note 11 of the Notes to the Consolidated Financial Statements.

MRO Segment

The MRO segment provides MRO products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. We provide a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products categories. We offer our customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor who can purchase products directly from the manufacturer. We also provide integrated services such as system design, fabrication, installation, repair and maintenance for our customers. We offer a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy our customers' unique needs.

The industrial distribution market is highly fragmented. Based on 2002 sales as reported by industry sources, we were the 32nd largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at branch distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

We currently serve as a first-tier distributor of more than 40,000 stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by our MRO segment include mining, construction, chemical, municipal, food and beverage and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 34 sales offices and two distribution centers strategically located throughout the United States and sold through the sales efforts of employees who generally are compensated on a commission basis.

Our fluid handling equipment line includes a full line of :

    centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production;

    rotary gear pumps for low- to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids;

    plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service; and

    air-operated diaphragm pumps.

We also provide various pump accessories. Our bearing products include several types of mounted and unmounted bearings for a variety of applications. The hose products we distribute include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. We distribute seal products for downhole, wellhead, valve and completion equipment to oilfield service companies. The power transmission products we distribute include speed reducers, flexible-coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses. We offer a broad range of general mill supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools and welding equipment. Our safety products include eye and face protection products, first aid products, protection products, hazardous material handling products, instrumentation and respiratory protection products. We distribute a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses.

In addition to distributing products, we provide pumping and power transmission system design and fabrication services through our engineering personnel and fabrication facilities. We also provide training services with respect to the installation and basic applications of our products as well as around-the-clock field repair services.

SmartSourceSM, our integrated supply program, allows a customer to choose from a complete continuum of supply options, ranging from traditional distribution to integrated supply. This program allows a customer to outsource supply room purchasing, supply room accounting, and supply room management to DXP.

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

We believe we have increased our competitive advantage through our traditional and integrated supply programs, which are designed to address the customer's specific product and procurement needs. We offer our customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which we assume the procurement and management functions, including ownership of inventory, at the customer's location. Our unique approach to integrated supply allows us to design a program that best fits the needs of the customer. For those customers purchasing a number of products in large quantities, the customer is able to outsource all or most of those needs to us. For customers with smaller supply needs, we are able to combine our traditional distribution capabilities with our broad product categories and advanced ordering systems to allow the customer to engage in one-stop shopping without the commitment required under an integrated supply contract.

We acquire our products through numerous original equipment manufacturers. We are authorized to distribute the manufacturers' products in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less. No one manufacturer provides products that account for 10% or more of our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations. Representative manufacturers of our products include Gould's, G&L, Viking, Wilden, National Oilwell, SKF, Torrington/Fafnir, Timken, NTN, Dodge/Reliance, Falk, Gates, Martin Sprocket, T. B. Woods, Emerson, Rexnord, Baldor Electric, Union Butterfield, 3M, Fag Bearing, Tyco, BACOU/DALLOZ, Norton Abrasives, and LaCross Rainfair Safety Products.

At December 31, 2003, the MRO Segment had 442 full-time employees.

Electrical Contractor Segment

The Electrical Contractor segment was formed in 1998 with the acquisition of substantially all of the assets of two electrical supply businesses. During August 2001, we sold the majority of the assets of one of the two businesses comprising the Electrical Contractor segment. The Electrical Contractor segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The segment has one owned warehouse/sales facility in Memphis, Tennessee.

We acquire our products through numerous original equipment manufacturers. We are authorized to distribute the manufacturers' products in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less. No one manufacturer provides products that account for 10% or more of our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations. Significant vendors include Cutler-Hammer, Cooper, Killark, 3M, General Electric and Allied. To meet prompt delivery demands of its customers, this segment maintains large inventories. The majority of sales are on open account.

At December 31, 2003, the Electrical Contractor segment had 11 full-time employees.

Management Information Systems

During 2002, we completed the installation of a common operating and financial system that is used by all of our locations. We use this computer system to benefit customers and to improve our productivity and efficiency. In addition to traditional functions of inventory control, order processing, purchasing, accounts receivable, accounts payable and general ledger, our computer system has the flexibility to integrate with the customer's maintenance, accounting and management systems. Our system allows for real-time reporting of industrial products used by work order, department and individual, as well as on-line stock inquiry and order-status reports. Our system supports advanced functions, such as EDI, customized billing, end user reporting, facsimile transmission, bar coding and preventative maintenance.

Competition

Our business is highly competitive. In the MRO segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with larger distributors that provide integrated supply programs and outsourcing services similar to those offered through our SmartSource program, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. We also compete with direct mail distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings that we offer, we are not aware of any major competitor that offers on a non-direct mail basis a product grouping as broad as our offering. Further, while certain direct-mail distributors provide product offerings as broad as ours, these competitors do not offer the product application, engineering and after-the-sale services that we provide. In the Electrical Contractor segment we compete against a variety of suppliers of electrical products, many of which may have greater financial and other resources than we do.

Insurance

We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits that we maintain could have a material adverse effect on our financial condition and results of operations. The premiums for insurance have increased significantly over the past three years. This trend could continue. Additionally, we are partially self-insured for our group health plan. The cost of claims for the group health plan has increased over the past three years. This trend is expected to continue.

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

Employees

At December 31, 2003, we had 453 full-time employees. We believe that our relationship with our employees is good.

Risk Factors

Ability to Comply with Financial Covenants of Credit Facility

Our loan agreement with our bank lender (the "Credit Facility") requires that we comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. Our ability to comply with any of the foregoing restrictions will depend on our future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond our control. A failure to comply with any of these obligations could result in an event of default under the Credit Facility, which could permit acceleration of our indebtedness under the Credit Facility. Although we expect to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or further amend such covenants.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our Internet website (www.dxpe.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. Properties

We own our headquarters facility in Houston, Texas, which has 45,000 square feet of office space. The MRO segment owns or leases 43 branch distribution facilities located in Georgia, Louisiana, Maryland, Montana, New Mexico, Oklahoma, Tennessee, Texas, and Wyoming. The Electrical Contractor segment owns one branch distribution facility in Tennessee. These owned facilities range from 2,500 square feet to 138,000 square feet in size. We lease facilities for terms generally ranging from one to five years. The leased facilities range from 3,200 square feet to 41,550 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. All of the facilities owned by us are pledged to secure our indebtedness.

ITEM 3. Legal Proceedings

In 2003, we were notified that we had been sued in various state courts in Texas, directly and as successor in interest to a corporation, which is not related to us. The suits allege personal injury resulting from products containing asbestos allegedly sold by us. The suits do not state what products we allegedly sold or when we allegedly sold the products. Discovery is in the very early stages on these suits. We have recently notified certain of our insurance carriers regarding these claims. We do not know if the insurance carriers will assume the defense of these claims. If any product sold by us is identified through discovery as a product that plaintiffs claim exposure to, it is our intent to seek indemnity from the original manufacturer of the product. We intend to vigorously defend these claims. Because of the lack of specific information described above, we are unable to determine if these claims could have a material adverse impact on our results of operations and cash flows for a particular period or on our consolidated financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Our common stock trades on The Nasdaq SmallCap Market under the symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by Nasdaq for the periods indicated.

	High	Low
2002
First Quarter	$ 1.45	$ 0.85
Second Quarter	$ 2.24	$ 0.97
Third Quarter	$ 1.25	$ 0.75
Fourth Quarter	$ 1.21	$ 0.70

2003
First Quarter	$ 1.53	$ 0.90
Second Quarter	$ 1.70	$ 1.08
Third Quarter	$ 2.94	$ 1.40
Fourth Quarter	$ 4.15	$ 2.20

On March 1, 2004, we had approximately 815 holders of record for outstanding shares of our common stock.

We anticipate that future earnings will be retained to finance the continuing development of our business. In addition, the Credit Facility prohibits us from declaring or paying any dividends or other distributions on our capital stock except for the monthly $0.50 per share dividend on our Series B convertible preferred stock, which amounts to $90,000 in the aggregate per year. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our lenders, our general financial condition and general business conditions.

Information regarding our equity compensation plans is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after our fiscal year end of December 31, 2003.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2003 have been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	1999	2000	2001	2002	2003
		(in thousands, except per share amounts)

Consolidated Statements of Earnings Data:
Sales	$ 184,685	$ 182,642	$ 174,429	$ 148,106	$ 150,683
Gross Profit	46,879	45,507	43,805	37,984	38,549
Operating income (loss)(1)	2,899	(7,752)	4,034	4,117	4,309
Income (loss) before income taxes (2)	415	(9,031)	1,600	2,633	3,197
Income (loss) before cumulative effect of a change in accounting principle	(118)	(7,358)	929	1,619	2,069
Per share amounts before cumulative effect
of a change in accounting principle
Basic earnings (loss) per common share	$ (0.05)	$ (1.83)	$ 0.21	$ 0.38	$ 0.49
Common shares outstanding	4,075	4,072	4,072	4,072	4,072
Diluted earnings (loss) per share	$ (0.05)	$ (1.83)	$ 0.21	$ 0.36	$ 0.42
Common and common equivalent shares outstanding	4,075	4,072	4,503	4,555	4,920

Consolidated Balance Sheet Data at December 31:
Total assets	$ 72,922	$ 66,280	$ 57,588	$ 49,248	$ 48,375
Long-term debt obligations	36,780	28,476	22,864	23,486	16,675
Shareholders' equity	15,499	7,971	8,323	8,087	10,076

(1) Year ended December 31, 2000 includes non-recurring charges of $10.8 million which consist of an $8.5 million charge for the impairment of goodwill and other assets associated with acquisitions completed before 1999, a $2.0 million charge to write-off fixed assets of computer systems which were being replaced and facilities which have been closed, and $0.3 million of accruals primarily associated with future rent on closed facilities.

  Year ended December 31, 2000 includes a one-time gain of $2.0 million from the sale of two MRO warehouse facilities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

General Overview

Our products and services are marketed in at least 16 states to over 25,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets. During 2002 and 2003, our performance was impacted negatively by the economic downturn, particularly the downturn in domestic manufacturing. All of our increase in sales and gross profit for 2003 compared to 2002 is due to increased sales of products for offshore energy production. Our employee headcount decreased by over ten percent during 2003 as we worked to bring our cost structure in line with our sales.

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

Results of Operations
	Year Ended December 31,
	2001	%	2002	%	2003	%
	(in millions, except percentages)

Sales	$ 174.4	100.0	$ 148.1	100.0	$ 150.7	100.0
Cost of sales	130.6	74.9	110.1	74.3	112.2	74.4
Gross profit	43.8	25.1	38.0	25.7	38.5	25.6
Operating expenses:
Selling, general and administrative	39.8	22.8	33.9	22.9	34.2	22.7
Operating income	4.0	2.3	4.1	2.8	4.3	2.9
Interest expense	2.5	1.4	1.6	1.1	1.2	0.8
Other income	(0.1)	-	(0.1)	(0.1)	(0.1)	-
Income before income taxes	1.6	0.9	2.6	1.8	3.2	2.1
Provision for income taxes	0.7	0.4	1.0	0.7	1.1	0.7
Income before cumulative effect of a change in accounting principle	$ 0.9	0.5%	$ 1.6	1.1%	$ 2.1	1.4%
Per share amounts before cumulative effect of a change in accounting principle
Basic earnings per share	$ 0.21		$ 0.38		$ 0.49
Diluted earnings per share	$ 0.21		$ 0.36		$ 0.42

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

SALES. Revenues for 2003 increased $2.6 million, or 1.7%, to approximately $150.7 million from $148.1 million in 2002. Sales for the MRO segment increased $2.9 million, or 2.0% primarily due to increased sales of products for offshore energy production. Sales for the Electrical Contractor segment decreased by $0.3 million, or 11.9%, when compared to 2002. This decrease was the result of a slow down in the commercial construction business for electrical contractors.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 0.1% for 2003, when compared to 2002. This decrease resulted from decreased sales by the higher margin Electrical Contractor segment and increased sales by the lower margin MRO segment. Gross profit as a percentage of sales for the MRO segment was 25.4% in 2003 and 2002. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 38.8% for 2003, up from 37.5% in 2002. This increase resulted from the decision to focus on selling higher margin specialty electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2003 increased by approximately $0.4 million, or 1.1%, when compared to 2002. This increase was primarily attributable to increased employee benefits and incentive compensation related to the increased gross profit. As a percentage of revenue, the 2003 expense decreased by approximately 0.2% to 22.7% from 22.9% for 2002. This decrease was primarily attributable to costs increasing at a lower rate than revenue increased.

OPERATING INCOME. Operating income for 2003 increased by approximately $0.2 million, or 4.7%, when compared to 2002. This increase was the result of a 1.4% increase in operating income for the MRO segment and improvement from a loss to a profit for the Electrical Contractor segment.

INTEREST EXPENSE. Interest expense for 2003 decreased by $0.4 million to $1.2 million from $1.6 million for 2002. This decline resulted from lower interest rates for 2003 when compared to 2002 as well as a lower average debt balance.

INCOME TAXES. As of December 31, 2003, we have recorded net deferred tax assets of $1.3 million representing the future tax benefits of certain accruals not currently deductible. We believe it is more likely than not that the deferred tax assets will be realized as these reserves are recovered and reduce future taxable income. For information concerning the provision for current and deferred income taxes as well as information regarding differences between the effective tax rates and statutory rates, see Note 6 of the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

SALES. Revenues for 2002 decreased $26.3 million, or 15.1%, to approximately $148.1 million from $174.4 million in 2001. Sales for the MRO segment decreased $20.9 million, or 12.6% primarily due to slowing of the overall economy. Reduced sales of bearing products accounted for approximately one half of the decline in sales for the MRO segment. Sales for the Electrical Contractor segment decreased by $5.4 million, or 65.8%, when compared to 2001. This decrease resulted primarily from the sale, during August 2001, of the majority of the assets of a business in San Antonio, Texas, which accounted for approximately two-thirds of the sales of the Electrical Contractor segment and from a slow down in the construction business for electrical contractors.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.5% for 2002, when compared to 2001. The increase was primarily attributable to increased margins for the Electrical Contractor segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 37.5% for 2002, up from 23.5% in 2001. This increase resulted from the sale of the business in San Antonio, Texas which had lower gross profit margins. Gross profit as a percentage of sales for the MRO segment increased to 25.4% for 2002, up from 25.2% for 2001. This increase was primarily attributable to increased margins in fluid handling products sold by the MRO segment.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2002 decreased by approximately $5.9 million, or 14.8%, when compared to 2001. This decrease was primarily attributable to reduced litigation costs, communication expenses, bad debt expense, payroll and payroll related expenses. As a percentage of revenue, the 2002 selling, general and administrative expense increased by approximately 0.1% to 22.9% from 22.8% for 2001. This increase was primarily attributable to non-variable costs being spread over a smaller revenue amount.

OPERATING INCOME. Operating income for 2002 increased by approximately $0.1 million, or 2.1%, when compared to 2001. This increase was the net of a $0.2 million decrease in operating income for the MRO segment and a $0.3 million improvement in operating income for the Electrical Contractor segment. The reduced operating income for the MRO segment resulted from lower sales and gross profit partially offset by reduced selling, general and administrative expenses. The improvement for the Electrical Contractor segment was primarily the result of the sale during August 2001 of the business in San Antonio, Texas, which was not profitable.

INTEREST EXPENSE. Interest expense for 2002 decreased by $0.9 million to $1.6 million from $2.5 million for 2001. This decline resulted from lower interest rates for 2002 when compared to 2001 as well as a lower average debt balance.

Liquidity and Capital Resources

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated cash in operating activities of approximately $6.9 million in 2003 as compared to $2.5 million in cash provided during 2002. This change between the two years was primarily attributable to the collection of $2.9 million of customer advances in excess of costs incurred on several projects as of December 31, 2003.

We had capital expenditures of approximately $0.4 million for each of 2002 and 2003. Capital expenditures during 2003 were related primarily to computer equipment, computer software and pump testing equipment. Capital expenditures during 2002 were primarily related to computer equipment.

During 2003, the amount available to be borrowed under our loan agreement with our bank lender (the "Credit Facility") increased from $2.5 million at December 31, 2002 to $7.1 million at December 31, 2003. This increase in availability resulted from reducing total long-term debt by $7.0 million during 2003. The funds to reduce long-term debt by $7.0 million were generated by operations, including the collection of $2.9 million of customer advances for orders for products, primarily for use in offshore energy production. We expect to purchase products and incur other costs to complete these orders during 2004. Additionally, we expect to pay $1.0 million of federal income taxes, related to 2003 taxable income, during 2004. Therefore, we expect the amount available to be borrowed under the Credit Facility to decline and the amount of long-term debt to increase during 2004. However, management believes that the liquidity of our balance sheet at December 31, 2003, provides us with the ability to meet our working capital needs during 2004.

Credit Facility

Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of a secured line of credit and a secured term loan.

The Credit Facility was amended and restated on June 25, 2003. The amendment extended the maturity, modified the calculation of collateral value which increased borrowing availability, reduced the maximum borrowing amount to $30.0 million, and allows us to elect a rate of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. Before the amendment, the interest rate was prime plus 0.50% on the revolving portion of the Credit Facility and prime plus 1.5% on the term portion of the Credit Facility. At December 31, 2003 these rates were prime and prime plus 0.25%, respectively. Additionally, the LIBOR interest option resulted in interest rates which were lower than the prime interest option. At December 31, 2003, $15.0 million was borrowed at a weighted average rate of 3.71% under the LIBOR option. The prime rate at December 31, 2003 was 4.0%.

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures April 1, 2006. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. At December 31, 2003, we were in compliance with these covenants. Although we expect to be able to comply with the covenants of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or amend such covenants. In addition to the $0.6 million of cash at December 31, 2003, we had $9.5 million available for borrowings under the Credit Facility at December 31, 2003.

Borrowings
	December 31,		Increase (Decrease)
	2002	2003
	(in Thousands)
Current portion of long-term debt	$ 1,625	$ 1,474	$ (151)
Long-term debt, less current portion	23,486	16,675	(6,811)
Total long-term debt	$ 25,111	$ 18,149	$ (6,962)(2)
Amount available (1)	$ 2,485	$ 9,562	$ 7,077(3)

(1) Represents amount available to be borrowed at the indicated date under the Credit Facility.

(2) The funds to reduce long-term debt by $7.0 million were generated by operations, including the collection of $2.9 million of customer advances in excess of cost incurred on orders for products, primarily for use in offshore energy production.

(3) The $7.1 million increase in the amount available is primarily a result of reducing total long-term debt by $7.0 million

Performance Metrics

	December 31,
	2002	2003	Increase
	(in Days)
Days of sales outstanding	46.3	50.5	4.2
Inventory turns	5.4	5.9	0.5

Accounts receivable days of sales outstanding were 50.5 at December 31, 2003 compared to 46.3 at December 31, 2002. The increase resulted primarily from several large, slow-paying customers. Annualized inventory turns were 5.9 at December 31, 2003 compared to 5.4 at December 31, 2002. The improvement resulted from active inventory management.

Funding Commitments

Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during 2004. However, we may require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with any such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2006. We will need to extend the maturity of, or replace our Credit Facility on or before April 1, 2006. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

Contractual Obligations

The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:
Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion (1)	$ 18,149	$ 1,474	$ 14,423	$ 202	$ 2,050
Operating lease obligations	4,399	1,413	1,894	735	357
Total	$ 22,548	$ 2,887	$ 16,317	$ 937	$ 2,407

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE transactions.

Indemnification

In the ordinary course of business, DXP enters into contractual arrangements under which DXP may agree to indemnify customers from any losses incurred relating to the services we perform. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnities have been immaterial.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.3 million as of December 31, 2003. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. To limit interest rate risk on borrowings, we target a portfolio within certain parameters for fixed and floating rate loans taking into consideration the interest rate environment and our forecasted cash flow. We believe this policy limits our exposure to rising interest rates and allows us to benefit during periods of falling interest rates. Using floating rate debt outstanding at December 31, 2003, a hypothetical 100 basis point increase in interest rates would increase our annual interest expense by $153,000.

The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.
	Principal Amount By Expected Maturity (in thousands, except percentages)
	2004	2005	2006	2007	2008	Thereafter

Fixed Rate Long-term Debt	$ 310	$ 140	$ 91	$ 98	$ 104	$ 2,050
Average Interest Rate	8.28%	7.99%	6.65%	6.65%	6.67%	6.25%

Floating Rate Long-term Debt	$ 1,164	$ 1,164	$ 13,028
Average Interest Rate	3.94%	3.94%	3.68%
Total Maturities	$ 1,474	$ 1,304	$ 13,119	$ 98	$ 104	$ 2,050

ITEM 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of

DXP Enterprises, Inc., and Subsidiaries:

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP

February 19, 2004

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

/s/ ARTHUR ANDERSEN LLP

March 22, 2002

Houston, Texas

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash	$ 1,171	$ 636
Trade accounts receivable, net of allowances for doubtful accounts
of $1,235 in 2002 and $1,420 in 2003	17,560	19,412
Inventories, net	20,392	19,145
Prepaid expenses and other current assets	429	362
Deferred income taxes	899	876
Total current assets	40,451	40,431
Property and equipment, net	8,034	7,395
Deferred income taxes	508	403
Other assets	255	146
Total assets	$ 49,248	$ 48,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,625	$ 1,474
Trade accounts payable and accrued liabilities and expenses	14,057	14,559
Accrued wages and benefits	1,192	1,426
Customer advances	-	2,922
Federal income taxes payable	-	1,040
Other accrued expenses	801	203
Total current liabilities	17,675	21,624
Long-term debt, less current portion	23,486	16,675
Commitments and contingencies (Note 8)
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2003); 1,000,000 shares authorized; 1,168 and 1,122 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2003); 1,000,000 shares authorized; 17,700 shares issued, 15,000 shares outstanding and 2,700 shares in treasury stock	18	18
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,257,760 shares issued, 4,071,685 and 4,070,520 shares outstanding, and 186,075 and 187,240 shares in treasury stock, respectively	41	41
Paid-in capital	2,842	2,841
Retained earnings	8,425	10,404
Treasury stock, at cost	(1,894)	(1,897)
Notes receivable from David R. Little, CEO, and James Webster, employee	(1,346)	(1,332)
Total shareholders' equity	8,087	10,076
Total liabilities and shareholders' equity	$ 49,248	$ 48,375
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2001	2002	2003
Sales	$ 174,429	$ 148,106	$ 150,683
Cost of sales	130,624	110,122	112,134
Gross profit	43,805	37,984	38,549
Selling, general and administrative expense	39,771	33,867	34,240
Operating income	4,034	4,117	4,309
Other income	46	146	65
Interest expense	(2,480)	(1,630)	(1,177)
Income before provision for taxes	1,600	2,633	3,197
Provision for provision for income taxes	671	1,014	1,128
Income before cumulative effect of a change
in accounting principle	929	1,619	2,069
Cumulative effect of a change in accounting
principle, net of $740 tax benefit	-	(1,729)	-
Net income (loss)	929	(110)	2,069
Preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$ 839	$ (200)	$ 1,979

Per share and share amounts before cumulative effect of a change in accounting principle
Basic earnings per common share	$ 0.21	$ 0.38	$ 0.49
Common shares outstanding	4,072	4,072	4,072
Diluted earnings per share	$ 0.21	$ 0.36	$ 0.42
Common and common equivalent shares outstanding	4,503	4,555	4,920
Cumulative effect of a change in accounting
principle per share - basic and diluted	$ -	$ (0.42)	$ -
Basic income (loss) per share	$ 0.21	$ (0.05)	$ 0.49
Common shares outstanding	4,072	4,072	4,072
Diluted income (loss) per share	$ 0.21	$ (0.05)	$ 0.42
Common and common equivalent shares outstanding	4,503	4,072	4,920

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Share- holders	Total
BALANCES AT DECEMBER 31, 2000	$2	$18	$41	$2,877	$7,786	$(1894)	$(859)	$7,971
Increase in
notes receivable	-	-	-	-	-	-	(487)	(487)
Dividends paid	-	-	-	-	(90)	-	-	(90)
Net income	-	-	-	-	929	-	-	929
BALANCES AT
DECEMBER 31, 2001	2	18	41	2,877	8,625	(1,894)	(1,346)	8,323
Dividends paid	-	-	-	-	(90)	-	-	(90)
Acquisition of 1,824 shares of Series A Preferred Stock	(1)	-	-	(35)	-	-	-	(36)
Net loss	-	-	-	-	(110)	-	-	(110)
BALANCES AT
DECEMBER 31, 2002	1	18	41	2,842	8,425	(1,894)	(1,346)	8,087
Dividends paid	-	-	-	-	(90)	-	-	(90)
Acquisition of 46 shares of Series A Preferred Stock	-	-	-	(1)	-	-	-	(1)
Collections on notes
receivable	-	-	-	-	-	-	14	14
Purchase of treasury
shares	-	-	-	-	-	(3)	-	(3)
Net income	-	-	-	-	2,069	-	-	2,069
BALANCES AT
DECEMBER 31, 2003	$1	$18	$41	$2,841	$10,404	$(1,897)	$(1,332)	$10,076

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ 929	$ (110)	$ 2,069
Adjustments to reconcile net income (loss) to net cash provided by operating activities --
Cumulative effect of a change in accounting principle, net of tax	-	1,729	-
Depreciation and amortization	1,381	1,160	1,058
Deferred income taxes	1,232	796	128
Loss (gain) on sale of property and equipment	5	4	(2)
Changes in operating assets and liabilities
Accounts receivable	5,620	1,197	(1,852)
Inventories	(700)	585	1,247
Prepaid expenses and other current assets	(48)	(37)	175
Accounts payable and accrued liabilities and expenses	(1,280)	(2,827)	4,100
Net cash provided by operating activities	7,139	2,497	6,923
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(691)	(379)	(419)
Proceeds from the sale of assets	-	-	2
Net proceeds on the sale of certain electrical
contractor segment assets	1,172	-	-
Net cash provided by (used in) investing activities	481	(379)	(417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	176,652	151,861	147,581
Principal payments on revolving line of credit,
long-term debt and notes payable	(184,666)	(154,942)	(154,542)
Acquisition of common and preferred stock	-	(36)	(4)
Dividends paid in cash	(90)	(90)	(90)
Collections on notes receivable from shareholders	-	-	14
Net cash used in financing activities	(8,104)	(3,207)	(7,041)
DECREASE IN CASH	(484)	(1,089)	(535)
CASH AT BEGINNING OF YEAR	2,744	2,260	1,171
CASH AT END OF YEAR	2,260	1,171	636
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	2,396	1,635	1,209
Income taxes	179	152	60
Cash income tax refunds	797	109	25

Noncash activities:

Changes in inventories and principal payments on debt excludes the $1.9 million noncash reduction of inventory cost and debt associated with a litigation settlement recorded in 2002.

The accompanying notes are an integral part of these consolidate financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DXP Enterprises, Inc. and subsidiaries (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments: Maintenance, Repair and Operating (MRO) and Electrical Contracting. See Note 11 for discussion of the business segments.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Receivables and Credit Risk

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. Payments on trade receivables are applied as indicated by customer, or to the earliest unpaid invoices.

The Company has trade receivables from a diversified customer base in the north and southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management's best estimate of the collectibility of all such accounts. No customer represents more than 10% of consolidated sales, however, the account receivable balance from one customer was 11% of total accounts receivable at December 31, 2003.

Inventories

Inventories consist principally of finished goods and are priced at lower of cost or market, cost being determined using the first-in, first-out (FIFO) and the last-in, first-out (LIFO) method. Reserves are provided against inventories for estimated obsolescence based upon the aging of the inventories and market trends.

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

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments at December 31, 2002 and 2003, is as follows (in thousands):

	2002		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$ 1,171	$ 1,171	$ 636	$ 636
Notes receivables from David R. Little,
CEO, and James Webster, employee	1,348	871	1,332	909
Long-term debt, including current portion	25,111	25,111	18,149	18,149

The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.

Stock-Based Compensation

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 148 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. No compensation expense was recognized under APB No. 25 during the three years ended December 31, 2003.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2001, 2002 and 2003: risk-free interest rates of 5.0% for 2001, 3.9% for 2002, and 4.0% for 2003; expected lives of five to ten years, assumed volatility of 122% for 2001, 82% for 2002; and 80% for 2003; and no expected dividends.

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
	2001	2002	2003
	(in Thousands, except per share amounts)
Pro forma impact of fair value method (FAS 148)
Reported net income (loss) attributable to common shareholders	$ 839	$ (200)	$1,979
Less: fair value impact of employee stock compensation	(109)	(165)	(70)
Pro forma net income (loss) attributable to common shareholders	$ 730	$ (365)	$1,909

Earnings (loss) per common share
Basic - as reported	$ 0.21	$ (0.05)	$ 0.49
Diluted - as reported	$ 0.21	$ (0.05)	$ 0.42
Basic - pro forma	$ 0.18	$ (0.09)	$ 0.47
Diluted - pro forma	$ 0.18	$ (0.09)	$ 0.40

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

Comprehensive Income

Comprehensive income is equal to net income.

2. NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. Management believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

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

The following table discloses the Company's net income (loss), assuming it excluded goodwill amortization (in thousands, except per share data):

	Years Ended December 31,
	2001	2002	2003
Net income (loss)	$ 929	$ (110)	$ 2,069
Add back:
Goodwill amortization, net of income taxes	52	-	-
Adjusted net income (loss)	$ 981	$ (110)	$ 2,069

Basic earnings (loss) per share	$ 0.21	$ (0.05)	$ 0.49
Add back:
Goodwill amortization, net of income taxes	0.01	-	-
Adjusted basic earnings (loss) per share	$ 0.22	$ (0.05)	$ 0.49

Diluted earnings (loss) per share	$ 0.21	$ (0.05)	$ 0.42
Add back:
Goodwill amortization, net of income taxes	0.01	-	-
Adjusted diluted earnings (loss) per share	$ 0.22	$ (0.05)	$ 0.42

3. INVENTORIES:

The Company uses the LIFO method of inventory valuation for approximately 80 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

	December 31,
	2002	2003
	(in Thousands)
Finished goods	$23,268	$22,324
Work in process	720	256
Inventories at FIFO	23,988	22,580
Less - LIFO allowance	(3,596)	(3,435)
Inventories	$20,392	$19,145

4. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2002	2003
	(in Thousands)
Land	$1,549	$1,549
Buildings and leasehold improvements	6,199	6,184
Furniture, fixtures and equipment	4,970	4,564
	12,718	12,297
Less - Accumulated depreciation and amortization	(4,684)	(4,902)
	$8,034	$7,395

5. LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2002	2003
	(in Thousands)
Long-term debt:
Credit facility:
Working capital lines of credit	$ 17,374	$ 12,000
Term loan component	4,519	3,356
Notes payable to finance companies, 7.74% to 10.14%, collateralized by warehouse equipment, furniture and fixtures, payable in monthly
installments through September 2005	639	284
Mortgage loans payable to insurance companies, 6.25% to 8.93%, collateralized by real estate, payable in monthly installments
through January 2013	2,579	2,509
	25,111	18,149
Less: Current portion	(1,625)	(1,474)
	$23,486	$16,675

Under the Company's loan agreement with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of a secured line of credit with the Company and a secured term loan.

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, matures April 1, 2006, provides the option of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. The margin is determined by the ratio of funded debt to earnings before interest, taxes, depreciation and amortization for a twelve-month period as of the end of the preceding calendar quarter. For the quarter ended December 31, 2003 the prime margin and LIBOR margin were 0.00% and 2.50%, respectively, for the revolving portion of the Credit Facility and 0.25% and 2.75%, respectively, for the term portion of the Credit Facility. The prime rate averaged, 6.91%, 4.67%, and 4.12% during 2001, 2002, and 2003, respectively, and at December 31, 2003, was 4.00%. At December 31, 2003, $15 million was borrowed at a LIBOR rate of 1.16% plus a weighted average margin of 2.55%. The Credit Facility is secured by receivables, inventories, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios. At December 31, 2003, the Company was in compliance with these covenants. In addition to the $0.6 million of cash at December 31, 2003, the Company had $9.5 million available for borrowings under the Credit Facility at December 31, 2003. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future it will be able to do so or that its lender will be willing to waive such non-compliance or amend such covenants.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2004	$ 1,474
2005	1,304
2006	13,119
2007	98
2008	104
Thereafter	2,050
$ 18,149

6. INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2001	2002	2003
	(in Thousands)
Current -
Federal	$ (621)	$ 168	$ 980
State	60	50	20
	(561)	218	1,000
Deferred	1,232	796	128
	$ 671	$ 1,014	1,128

The difference between income taxes computed at the federal statutory income tax rate of 34% and the provision (benefit) for income taxes is as follows:

	Years Ended December 31,
	2001	2002	2003
	(in Thousands)
Income taxes computed at federal statutory rate	$ 544	$ 895	$ 1,087
State income taxes, net of federal benefit	40	33	13
Other	87	86	28
	$ 671	$ 1,014	1,128

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2002	2003
	(in Thousands)
Net current assets	$ 899	$ 876
Net noncurrent assets	508	403
Net assets	$ 1,407	$ 1,279

Deferred tax liabilities and assets were comprised of the following:
	December 31,
	2002	2003
	(in Thousands)
Deferred tax assets
Goodwill	$ 886	$ 801
Allowance for doubtful accounts	420	483
Inventories	188	221
Net operating loss carryforward	170	-
Accruals	208	272
Other	13	-
Total deferred tax assets	1,885	1,777
Deferred tax liability
Property and equipment	(378)	(398)
Other	(100)	(100)
Net deferred tax asset	$ 1,407	$ 1,279

The Company believes it is more likely than not that the net deferred income tax asset as of December 31, 2003 in the amount of $1.3 million will be realized based primarily on the assumption of future taxable income. The Company has certain state tax net operating loss carryforwards aggregating approximately $7.2 million, which expire in years 2004 through 2020. A valuation allowance has been recorded to offset the deferred tax asset related to these state tax net operating loss carryforwards.

7. SHAREHOLDERS' EQUITY:

Series A and B Preferred Stock

The holders of Series A preferred stock are entitled to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of common stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case the holders of the Series A preferred stock are entitled to a $100 liquidation preference per share. Each share of the Series B convertible preferred stock is convertible into 28 shares of common stock and a monthly dividend per share of $.50. The holders of the Series B convertible stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A preferred stock and to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the common stock. During 2002 the Company purchased 1,820 shares of the Series A preferred stock from the DXP Employee Stock Plan for $20.00 per share. During 2003 the Company purchased 46 shares of Series A preferred stock from an individual for $20.00 per share.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorize the grant of options to purchase 500,000, 330,000 and 200,000 shares of the Company's common stock, respectively. In accordance with these stock option plans which were approved by the Company's shareholders, options are granted to key personnel for the purchase of shares of the Company's common stock at prices not less than the fair market value of the shares on the dates of grant. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. Activity during 2001, 2002, and 2003 with respect to the stock options follows:
			Weighted	Weighted
		Options Price	Average	Average
	Shares	Per Share	Exercise Price	Fair Value
Outstanding at December 31, 2000	1,714,395	$ 1.00 - $ 12.00	$2.60
Granted at market price	75,000	$ 1.00 - $ 1.23	$0.84	$0.70
Granted above market price	285,500	$ 1.00 - $ 1.00	$1.00	$0.48
Cancelled or expired	(162,553)	$ 1.00 - $ 12.00	$3.07
Outstanding at December 31, 2001	1,912,342	$ 0.65 - $ 12.00	$2.26
Granted at market price	223,500	$ 0.92 - $ 1.20	$0.98	$0.81
Cancelled or expired	(4,175)	$12.00 - $ 12.00	$12.00
Outstanding at December 31, 2002	2,131,667	$ 0.65 - $ 12.00	$2.10
Granted at market price	30,000	$ 1.40 - $ 1.40	$l.40	$1.17
Cancelled or expired	(64,350)	$ 7.50 - $ 12.00	$11.08
Outstanding at December 31, 2003	2,097,317	$ 0.65 - $ 12.00	$1.82
Exercisable at December 31, 2003	1,933,317	$ 0.65 - $ 12.00	$1.88

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.01 to $3.00	2,027,557	3.6	$ 1.51	1,863,557	$ 1.54
$3.01 to $6.00	12,000	5.4	4.44	12,000	4.44
$9.01 to $12.00	57,760	2.0	12.00	57,760	12.00
	2,097,317	3.6	1.82	1,933,317	1.88

The outstanding options at December 31, 2003, expire between March 2005 and July 2013. The weighted average remaining contractual life was 4.8 years, 4.4 years, and 3.6 years at December 31, 2001, 2002 and 2003, respectively.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle for the years ended December 31, 2001, 2002, and 2003.

	2001	2002	2003
Basic:
Basic weighted average shares outstanding	4,071,685	4,071,685	4,071,685
Income before cumulative effect of a change in accounting principle	$ 929,000	$1,619,000	$2,069,000
Convertible preferred stock dividend	90,000	90,000	90,000
Net income attributable to common shareholders before cumulative effect of a change in accounting principle	$ 839,000	$1,529,000	$1,979,000
Per share amount	$ 0.21	$ 0.38	$ 0.49

Diluted
Basic weighted average shares outstanding Net effect of dilutive stock options -	4,071,685	4,071,685	4,071,685
based on the treasury stock method	11,404	63,000	428,418
Assumed conversion of convertible preferred stock	420,000	420,000	420,000
Total	4,503,089	4,554,685	4,920,103
Income attributable to common shareholders before cumulative effect of a change in accounting principle	$ 839,000	$1,529,000	$1,979,000
Convertible preferred stock dividend	90,000	90,000	90,000
Income for diluted earnings per share before cumulative effect of a change in accounting principle	$ 929,000	$1,619,000	$2,069,000
Per share amount	$ 0.21	$ 0.36	$ 0.42

In January 2004, the Company paid a former officer of the Company $100,000 to terminate a stock option agreement between the Company and the former officer. The terminated stock option agreement provided for the former officer to purchase 359,000 shares of the Company's common stock at $1.64 per share.

8. COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2003, for non-cancelable leases are as follows (in thousands):

2004	$ 1,413
2005	1,146
2006	748
2007	464
2008	271
Thereafter	357
$ 4,399

Rental expense for operating leases was $1,717,145, $1,438,478 and $1,543,654 for the years ended December 31, 2001, 2002, and 2003 respectively.

In 2003, the Company was notified that it had been sued in various state courts in Texas, directly and as successor in interest to a corporation, which is not related to the Company. The suits allege personal injury resulting from products containing asbestos allegedly sold by the Company. The suits do not state what products the Company allegedly sold or when the Company allegedly sold the products. Discovery is in the very early stages on these suits. The Company has recently notified certain of its insurance carriers regarding these claims. The Company does not know if the insurance carriers will assume the defense of these claims. If any product sold by the Company is identified through discovery as a product that plaintiffs claim exposure to, it is the Company's intent to seek indemnity from the original manufacturer of the product. The Company intends to vigorously defend these claims. Because of the lack of specific information described above, the Company is unable to determine if these claims could have a material adverse impact on the Company's results of operations and cash flows for a particular period or on the consolidated financial position of the Company.

9. EMPLOYEE BENEFIT PLANS:

The Company offers a 401(k) plan which is eligible to substantially all employees. The Company matches employee contributions at a rate of 50 percent up to 4 percent of salary deferral. The Company contributed $365,000, $338,000, and $297,000 to the 401(k) plan in the years ended December 31, 2001, 2002,and 2003, respectively.

10. RELATED-PARTY TRANSACTIONS:

The Chief Executive Officer (the "CEO") of the Company has personally guaranteed up to $500,000 of the obligations of the Company under the Credit Facility. Additionally, certain shares held in trust for the CEO's children are pledged to secure the Credit Facility.

Prior to 2002, the Board of Directors of the Company had approved the Company making advances and loans to the CEO. The total outstanding balance of such loans and advances including accrued interest was $763,897 at December 31, 2000. During April 2001, the Company's bank lender for the Credit Facility loaned $455,000 to the Company, which in turn was advanced to the CEO, who then retired his personal loan with the lender. During 2001 the advances and loans were consolidated into three notes receivable, each bearing interest at 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. The notes have not been modified or amended since 2001. The total balance of the notes was $1,251,238 and $1,239,000 at December 31, 2002 and 2003, respectively. The notes are partially secured by 224,100 shares of the Company's common stock, options to purchase 800,000 shares of the Company's common stock and real estate. These notes receivable are reflected as a reduction of shareholders' equity.

  SEGMENT DATA:

  The MRO segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products categories. The Electrical Contractor segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The Company began offering electrical products to electrical contractors following its acquisition of the assets of two electrical supply businesses in 1998. During August 2001, the Company sold the majority of the assets of one of the two businesses which comprised the Electrical Contractor segment. Historically, the business which was sold accounted for approximately two-thirds of the sales of the Electrical Contractor segment. All business segments operate in the United States.

  The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

  Financial information relating the Company's segments is as follows:
		Electrical
	MRO	Contractor	Total
	(in Thousands)
2001
Sales	$ 166,216	$ 8,213	$ 174,429
Operating income (loss)	4,364	(330)	4,034
Identifiable assets	56,536	2,398	58,934
Capital expenditures	691	-	691
Depreciation and amortization	1,350	31	1,381
Interest expense	2,329	151	2,480

2002
Sales	$ 145,295	$ 2,811	$ 148,106
Operating income (loss)	4,151	(34)	4,117
Identifiable assets	47,102	2,146	49,248
Capital expenditures	379	-	379
Depreciation and amortization	1,133	27	1,160
Interest expense	1,590	40	1,630

2003
Sales	$ 148,206	$ 2,477	$ 150,683
Operating income	4,210	99	4,309
Identifiable assets	46,370	2,005	48,375
Capital expenditures	406	13	419
Depreciation and amortization	1,029	29	1,058
Interest expense	1,010	167	1,177

  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2001, 2002 and 2003 is as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share amounts)
2001
Sales	$ 46.9	$ 45.7	$ 43.2	$ 38.6
Gross profit	11.6	11.6	10.9	9.7
Net income	0.2	0.2	0.3	0.2
Earnings per share - diluted	0.04	0.05	0.06	0.05

2002
Sales	$ 37.6	$ 37.2	$ 38.4	$ 34.9
Gross profit	9.6	9.6	9.8	9.0
Income before cumulative effective of a change in accounting principle	0.4	0.4	0.4	0.4
Net (loss) income	(1.4)	0.4	0.4	0.4
Earnings (loss) per share before cumulative effect of a change in accounting principle - diluted	0.08	0.09	0.09	0.10
(Loss) earnings per share - diluted	(0.34)	0.09	0.09	0.10

2003
Sales	$ 37.5	$ 37.7	$ 40.4	$ 35.1
Gross profit	9.5	9.5	10.3	9.2
Net income	0.5	0.4	0.7	0.5
Earnings per share - diluted	0.10	0.10	0.13	0.09

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP ("Andersen") served as independent auditors for the fiscal years ended December 31, 1997 through 2001. In response to Andersen's legal problems, on June 3, 2002 the Audit Committee decided, with the approval of the Board of Directors, that effective June 6, 2002 DXP would no longer engage Andersen as independent auditors and that as of June 6, 2002 Hein & Associates LLP would be appointed as independent auditors for the year ended December 31, 2002.

The reports of Andersen on DXP consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During DXP's fiscal year ended December 31, 2001 and through June 6, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference thereto in connection with its report on DXP's consolidated financial statements for such periods; and there were no "reportable events" as such term is used in Item 304 (a) (1) (v) of Regulation S-K.

DXP provided Andersen with a copy of the foregoing disclosures. A letter from Andersen was included as Exhibit 16 to Form 8-K, filed June 6, 2002, stating its agreement with such statements.

During the fiscal year ended December 31, 2001 and through June 6, 2002, DXP did not consult Hein & Associates LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

ITEM 9A Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e promulgated under the Securities Exchange Act of 1934) was evaluated by our management with the participation of our President and Chief Executive Officer, David R. Little (principal executive officer), and our Senior Vice President and Chief Financial Officer, Mac McConnell (principal financial officer). Messrs. Little and McConnell have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2003) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the information in our definitive proxy statement for the 2004 Annual Meeting of Shareholders which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates (the "Proxy Statement").

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the information in our Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference from the information in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information in our Proxy Statement.

ITEM 14. Principal Auditor Fees and Services.

The information required by this item is incorporated by reference from the information in our Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents included in this report:

    Financial Statements (included under Item 8):

  Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts.

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(b) Reports on Form 8-K:

On November 14, 2003, DXP filed a Current Report on Form 8-K with the SEC in connection with the press release announcing the Company's 2003 third quarter results.

(c) Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit

No. Description

3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

3.2 Bylaws (incorporated by reference Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

4.2 See Exhibit 3.1 for provisions of the Company's Restated Articles of Incorporation, as amended, defining the rights of security holders.

4.3 Exhibit 3.2 for provisions of the Company's Bylaws defining the rights of security holders.

10.1 DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.2 DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.3 DXP Enterprises, Inc. Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

10.4 Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO Industries, Inc. and David R. Little (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

*10.5 Promissory Note dated December 31, 2001 in the aggregate principal amount of $915,974.00, made by David R. Little payable to DXP Enterprises, Inc.

*10.6 Promissory Note dated December 31, 2001 in the aggregate principal amount of $235,264.00, made by David R. Little payable to DXP Enterprises, Inc.

*10.7 Promissory Note dated December 31, 2001 in the aggregate principal amount of $100,000.00, made by David R. Little payable to DXP Enterprises, Inc.

*10.8 Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan

*10.9 Amended and Restated Consolidated Loan and Security Agreement and Modification Agreement dated effective as of June 25, 2003, by and between Fleet Capital Corporation and DXP Enterprises, Inc.

*10.10 Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little.

*21.1 Subsidiaries of the Company

*23.1 Consent from Hein & Associates LLP, independent public accountants.

*31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing with the SEC as indicated.

Indicates a management contract or compensation plan or arrangement.

The Company undertakes to furnish to any shareholder so requesting a copy of any of the exhibits to this Annual Report on Form 10-K upon payment to the company of the reasonable costs incurred by the Company in furnishing any such exhibit.

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

DXP Enterprises, Inc.

Houston, Texas

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 19, 2004. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Houston, Texas

February 19, 2004
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. December 31, 2003 (in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions (1)	Balance At End of Year
Year ended December 31, 2003 Deducted from assets accounts Allowance for doubtful accounts	$ 1,235	$ 142	$ -	$ (43)	$ 1,420

Year ended December 31, 2002 Deducted from assets accounts Allowance for doubtful accounts	$ 1,784	$ 276	$ -	$ 825	$ 1,235

Year ended December 31, 2001 Deducted from assets accounts Allowance for doubtful accounts	$ 1,888	$ 131	$ -	$ 235	$ 1,784

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

Dated: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name Title Date

/s/ DAVID R. LITTLE Chairman of the Board, President, March 11, 2004

David R. Little Chief Executive Officer and Director

(Principal Executive Officer)

/s/ MAC McCONNELL Senior Vice-President/Finance March 11, 2004

Mac McConnell and Chief Financial Officer

(Principal Financial and Accounting

Officer)

/s/ CLETUS DAVIS Director March 11, 2004

Cletus Davis

/s/ TIMOTHY P. HALTER Director March 11, 2004

Timothy P. Halter

/s/ KENNETH H. MILLER Director March 11, 2004

Kenneth H. Miller

EXHIBIT INDEX

Exhibit

No. Description

3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

3.2 Bylaws (incorporated by reference Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

4.2 See Exhibit 3.1 for provisions of the Company's Restated Articles of Incorporation, as amended, defining the rights of security holders.

4.3 Exhibit 3.2 for provisions of the Company's Bylaws defining the rights of security holders.

10.1 DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.2 DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.3 DXP Enterprises, Inc. Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

10.4 Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO Industries, Inc. and David R. Little (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

*10.5 Promissory Note dated December 31, 2001 in the aggregate principal amount of $915,974.00, made by David R. Little payable to DXP Enterprises, Inc.

*10.6 Promissory Note dated December 31, 2001 in the aggregate principal amount of $235,264.00, made by David R. Little payable to DXP Enterprises, Inc.

*10.7 Promissory Note dated December 31, 2001 in the aggregate principal amount of $100,000.00, made by David R. Little payable to DXP Enterprises, Inc.

*10.8 Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan

*10.9 Amended and Restated Consolidated Loan and Security Agreement and Modification Agreement dated effective as of June 25, 2003, by and between Fleet Capital Corporation and DXP Enterprises, Inc.

*10.10 Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little.

*21.1 Subsidiaries of the Company

*23.1 Consent from Hein & Associates LLP, independent public accountants.

*31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing with the SEC as indicated.

Indicates a management contract or compensation plan or arrangement.