Form 10-Q
period 2004-03-31
DXP ENTERPRISES INC
filed 2004-05-06
CIK 1020710

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-21513

_______________

DXP ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston TX	77040
(Address of principal executive offices)	(Zip Code)

713/996-4700

(Registrant's telephone number, including area code)

_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2004:

Common Stock: 3,989,901

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$ 884	$ 636
Trade accounts receivable, net of allowances for doubtful accounts
of $1,484 and $1,420, respectively	21,664	19,412
Inventories, net	19,389	19,145
Prepaid expenses and other current assets	1,107	362
Deferred income taxes	893	876
Total current assets	43,937	40,431
Property and equipment, net	7,186	7,395
Deferred income taxes	378	403
Other assets	138	146
Total assets	$ 51,639	$ 48,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,301	$ 1,474
Trade accounts payable and accrued liabilities	17,210	14,559
Accrued wages and benefits	1,643	1,426
Customer advances	3,409	2,922
Federal income taxes payable	378	1,040
Other accrued expenses	731	203
Total Current liabilities	24,672	21,624
Long-term debt, less current portion	16,238	16,675
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value;
liquidation preference of $100 per share; ($112 at March 31, 2004)
1,000,000 shares authorized; 1,168 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2004); 1,000,000 shares authorized;
17,700 shares issued, 15,000 shares outstanding and 2,700
shares in treasury stock	18	18
Common stock, $0.01 par value, 100,000,000 shares authorized;
4,257,760 shares issued; 3,989,901 and 4,070,520 shares outstanding,
and 267,859 and 187,240 shares in treasury stock, respectively	41	41
Paid-in capital	2,841	2,841
Retained earnings	11,059	10,404
Treasury stock	(2,235)	(1,897)
Notes receivable from shareholders	(996)	(1,332)
Total shareholders' equity	10,729	10,076
Total liabilities and shareholders' equity	$ 51,639	$ 48,375

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2004	2003
Sales	$ 37,910	$ 37,461
Cost of sales	28,299	27,975
Gross profit	9,611	9,486
Selling, general and administrative expense	8,335	8,414
Operating income	1,276	1,072
Other income	17	22
Interest expense	(223)	(343)
Income before taxes	1,070	751
Provision for income taxes	392	283
Net income	678	468
Preferred stock dividend	23	23

Net income attributable to common shareholders	$ 655	$ 445

Basic income per share	$ 0.16	$ 0.11
Weighted average common shares outstanding	4,070	4,072
Diluted income per share	$ 0.12	$ 0.10
Weighted average common and common equivalent shares outstanding	5,514	4,533

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
OPERATING ACTIVITIES:
Net income	$ 678	$ 468
Adjustments to reconcile net income to net cash provided
by (used in) activities
Depreciation and amortization	236	257
Deferred income taxes	1	(11)
(Gain) on disposal of property and equipment	(1)	(2)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,252)	(3,244)
Inventories	(244)	(157)
Prepaid expenses and other current assets	(736)	(73)
Accounts payable and accrued expenses	3,225	1,786
Net cash provided by (used in) operating activities	907	(976)

INVESTING ACTIVITIES:
Purchase of property and equipment	(27)	(151)
Proceeds from sale of equipment	1	2
Net cash (used in) investing activities	(26)	(149)

FINANCING ACTIVITIES:
Proceeds from debt	36,149	22,810
Principal payments on revolving line of credit, long-term debt,
and notes payable to bank	(36,759)	(22,168)
Dividends paid in cash	(23)	(23)
Net cash (used in) provided by financing activities	(633)	619
INCREASE (DECREASE) IN CASH	248	(506)
CASH AT BEGINNING OF PERIOD	636	1,171
CASH AT END OF PERIOD	$ 884	$ 665

Noncash activities:

Financing activities exclude the exchange on March 31, 2004 of two notes receivable from Mr. Little, Chief Executive Officer, with a face value of $338,591 for 80,619 shares of DXP common stock.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 10-K Annual Report for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

	Three Months Ended
	March 31
	2004	2003
	(in thousands)
Pro forma impact of fair value method (FAS 148)
Reported net income attributable to common shareholders	$ 655	$ 445
Less: fair value impact of employee stock compensation	(6)	(12)
Pro forma net income attributable to common shareholders	$ 649	$ 433

Earnings per common share
Basic - as reported	$ 0.16	$ 0.11
Diluted - as reported	$ 0.12	$ 0.10
Basic - pro forma	$ 0.16	$ 0.11
Diluted - pro forma	$ 0.12	$ 0.10

Weighted average Black-Scholes fair value assumptions\
Risk free interest rate	4.0%	4.0%
Expected life	5 - 10 yrs.	5 - 10 yrs.
Expected volatility	80%	80%
Expected dividend yield	0.0%	0.0%

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

	March 31, 2004	December 31, 2003
	(in Thousands)

Finished goods	$ 22,466	$ 22,324
Work in process	358	256
Inventories at FIFO	22,824	22,580
Less - LIFO allowance	(3,435)	(3,435)
Inventories	$ 19,389	$ 19,145

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended
	March 31
	2004	2003
Basic:
Weighted average shares outstanding	4,069,634	4,071,685
Net income	$ 678,000	$ 468,000
Convertible preferred stock dividend	(23,000)	(23,000)
Net income attributable to common shareholders	$ 655,000	$ 445,000
Per share amount	$ 0.16	$ 0.11

Diluted:
Weighted average shares outstanding	4,069,634	4,071,685
Net effect of dilutive stock options - based on the treasury stock method	1,023,884	41,339
Assumed conversion of convertible preferred stock	420,000	420,000
Total	5,513,518	4,533,024
Net income attributable to common shareholders	$ 655,000	$ 445,000
Convertible preferred stock dividend	23,000	23,000
Net income for diluted earnings per share	$ 678,000	$ 468,000
Per share amount	$ 0.12	$ 0.10

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

Financial information relating the Company's segments is as follows:

	MRO	Electrical Contractor	Total

2003
Sales	$ 36,901	$ 560	$ 37,461
Operating income	1,075	(3)	1,072

2004
Sales	$ 37,218	$ 692	$ 37,910
Operating income	1,241	35	1,276

NOTE 7: CERTAIN TRANSACTIONS

In January 2004, the Company paid a former officer of the Company $100,000 to terminate a stock option agreement between the Company and the former officer. The terminated stock option agreement provided for the former officer to purchase 359,000 shares of DXP's common stock at $1.64 per share.

On March 31, 2004, DXP exchanged two of the notes receivable from Mr. Little, Chief Executive Officer, with a face value of $338,591, including accrued interest, for 80,619 shares of DXP's common stock held by three trusts for the benefit of Mr. Little's children. The shares were valued at the $4.20 per share closing market price on March 31, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2004	%	2003	%
	(in thousands, except percentages and per share amounts)

Sales	$ 37,910	100.0	$ 37,461	100.0
Cost of sales	28,299	74.6	27,975	74.7
Gross profit	9,611	25.4	9,486	25.3
Selling, general and administrative expense	8,335	22.0	8,414	22.4
Operating income	1,276	3.4	1,072	2.9
Interest expense	(223)	0.6	(343)	0.9
Other income	17	--	22	--
Income before income taxes	1,070	2.8	751	2.0
Provision for income taxes	392	1.0	283	1.0
Net income	$ 678	1.8	$ 468	1.0
Per share amounts
Basic earnings per share	$ 0.16		$ 0.11
Diluted earnings per share	$ 0.12		$ 0.10

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

SALES. Revenues for the quarter ended March 31, 2004, increased $0.4 million, or 1.2%, to approximately $37.9 million from $37.5 million in 2003. Sales for the MRO Segment increased $0.3 million, or 0.9%, primarily due to increased sales of products for offshore energy production. Sales for the Electrical Contractor segment increased by $0.1 million, or 23.6%, for the current quarter when compared to same period in 2003. This increase is the result of selling more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.1% for the first quarter of 2004, when compared to the same period in 2003. Gross profit as a percentage of sales for the MRO segment increased to 25.2% for the three months ended March 31,2004, from 25.1% in the comparable period of 2003. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 31.8% for the three months ended March 31, 2003, from 37.0% in the comparable period of 2003. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended March 31, 2004, decreased by approximately $0.1 million when compared to the same period in 2003. This decrease is primarily attributed to a 13% reduction in the average number of employees in 2004 compared to 2003. As a percentage of revenue, the 2004 expense decreased by approximately 0.4% to 22.0% from 22.4% for 2003. This decrease is attributable to a reduced level of expenses being spread over an increased revenue amount.

OPERATING INCOME. Operating income for the first three months of 2004 increased 19.0% when compared to the same period in 2003. Operating income for the MRO segment increased 15.4% as a result of increased gross profit and reduced selling, general and administrative expense. Operating income for the Electrical Contractor segment improved to a profit in 2004 from a small loss in 2003. The improved operating income for the Electrical Contractor segment is the result of reduced selling, general and administrative expense combined with increased gross profit.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2004 decreased by $0.1 million, or 35.0%, to $0.2 million from $0.3 million during the same period in 2003. This decline results from a lower average debt balance for the first three months of 2004 when compared to the first quarter of 2003, as well as lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated cash in operating activities of approximately $0.9 million in the first three months of 2004 as compared to using $1.0 million in cash in operating activities during the first three months of 2003. This change between the two periods was primarily attributable to a larger increase in accounts payable and accrued expenses in the 2004 period compared to the 2003 period.

During the first three months of 2004, the amount available to be borrowed under our loan agreement with our bank lender (the "Credit Facility") increased from $9.6 million at December 31, 2003 to $11.1 million at March 31, 2004. This increase in availability resulted from the increase in accounts receivable collateral value and reducing total long-term debt by $0.6 million during the first three months of 2004. The funds to reduce long-term debt by $0.6 million were generated by operations, including the collection of $0.5 million of additional customer advances for orders for products, primarily for use in offshore energy production. We expect to purchase products and incur other costs to complete these orders during 2004. Therefore, we expect the amount available to be borrowed under the Credit Facility to decline and the amount of long-term debt to increase during 2004. However, management believes that the liquidity of our balance sheet at March 31, 2004, provides us with the ability to meet our working capital needs during 2004.

Credit Facility

Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of a secured line of credit and a secured term loan.

The Credit Facility allows us to elect a rate of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. At March 31, 2004 the prime based interest rate option was prime on the revolving portion of the Credit Facility and prime plus 0.25% on the term portion of the Credit Facility. At March 31, 2004 the LIBOR based interest rate option was LIBOR plus 2.5% on the revolving portion of the Credit Facility and LIBOR plus 2.75% on the term portion of the Credit Facility. The LIBOR interest option resulted in interest rates which were lower than the prime interest option. At March 31, 2004, $13.0 million was borrowed at a weighted average rate of 3.68% under the LIBOR option. The prime rate at March 31, 2004 was 4.0%.

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures April 1, 2006. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. At March 31, 2004, we were in compliance with these covenants. Although we expect to be able to comply with the covenants of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or amend such covenants. In addition to the $0.9 million of cash at March 31, 2004, we had $11.1 million available for borrowings under the Credit Facility at March 31, 2004.

Borrowings
	March 31,	December 31,	Increase
	2004	2003	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 1,301	$ 1,474	$ (173)
Long-term debt, less current portion	16,238	16,675	(437)
Total long-term debt	$ 17,539	$ 18,149	$ (610)(2)
Amount available (1)	$ 11,063	$ 9,562	$ 1,501 (3)
(1) Represents amount available to be borrowed at the indicated date under the Credit Facility.

(2) The funds to reduce long-term debt by $0.6 million were generated by operations, including the collection of $0.5 million of customer advances on orders for products, primarily for use in offshore energy production.

(3) The $1.5 million increase in the amount available is primarily a result of the increase in accounts receivable collateral value and the $0.6 million reduction in total long-term debt.

Performance Metrics

	March 31,
	2004	2003	Increase
	(in Days)
Days of sales outstanding	55.6	53.1	2.5
Inventory turns	5.9	5.5	0.4

Accounts receivable days of sales outstanding were 55.6 at March 31, 2004 compared to 53.1 at March 31, 2003. The increase resulted primarily from March 2004 sales exceeding March 2003 sales by $1.9 million. The sales increase resulted in increased accounts receivable at March 31, 2004. Annualized inventory turns were 5.9 at March 31, 2004 compared to 5.5 at March 31, 2003. The improvement resulted from active inventory management.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.3 million as of March 31, 2004. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

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

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management with the participation of our President and Chief Executive Officer, David R. Little (principal executive officer), and our Senior Vice President and Chief Financial Officer, Mac McConnell (principal financial officer). Messrs. Little and McConnell have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the asbestos related litigation disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following table summarizes all repurchases of DXP equity securities by DXP during the quarter ended March 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2004 - January 31, 2004)	N/A	N/A	N/A	N/A
Month #2 (February 1, 2004 - February 29, 2004)	N/A	N/A	N/A	N/A
Month #3 (March 1, 2004 - March 31, 2004	80,619	$4.20	N/A	N/A
Total	80,619	$4.20	N/A	N/A

On March 31, 2004, DXP exchanged two of the notes receivable from Mr. Little with a face value of $338,591, including accrued interest, for 80,619 shares of DXP common stock held by three trusts for the benefit of Mr. Little's children. The shares were valued at the $4.20 per share closing market price on March 31, 2004.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

10.1	Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

  Reports on Form 8-K.

On March 3, 2004, DXP filed a Current Report on Form 8-K with the SEC in connection with the press release announcing the Company's 2003 fourth quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.

(Registrant)

By: /s/MAC McCONNELL

Mac McConnell

Senior Vice-President/Finance and

Chief Financial Officer

Dated: May 6, 2004

Exhibit 31.1

CERTIFICATION

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

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies and weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

May 6, 2004

/s/ David R. Little

David R. Little

President and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

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

      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies and weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

May 6, 2004

/s/ Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/David R. Little

David R. Little

President and Chief Executive Officer

May 6, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/Mac McConnell

Mac McConnell

Chief Financial Officer

May 6, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.