Form 10-Q
period 2004-06-30
DXP ENTERPRISES INC
filed 2004-07-29
CIK 1020710

3: Conversions

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2004:

Common Stock: 4,014,901

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$ 988	$ 636
Trade accounts receivable, net of allowances for doubtful accounts
of $1,549 and $1,420, respectively	23,028	19,412
Inventories, net	19,253	19,145
Prepaid expenses and other current assets	877	362
Deferred income taxes	908	876
Total current assets	45,054	40,431
Property and equipment, net	6,991	7,395
Deferred income taxes	356	403
Other assets	152	146
Total assets	$ 52,553	$ 48,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,305	$ 1,474
Trade accounts payable and accrued liabilities	15,568	14,559
Accrued wages and benefits	1,579	1,426
Customer advances	3,515	2,922
Federal income taxes payable	273	1,040
Other accrued expenses	746	203
Total current liabilities	22,986	21,624
Long-term debt, less current portion	18,122	16,675
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value;
liquidation preference of $100 per share; ($112 at June 30, 2004)
1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2004); 1,000,000 shares authorized;
17,700 shares issued, 15,000 shares outstanding and 2,700
shares in treasury stock	18	18
Common stock, $0.01 par value, 100,000,000 shares authorized;
4,257,760 shares issued; 4,014,901 and 4,070,520 shares outstanding,
and 242,859 and 187,240 shares in treasury stock, respectively	41	41
Paid-in capital	2,841	2,841
Retained earnings	11,750	10,404
Treasury stock	(2,210)	(1,897)
Notes receivable from shareholders-David R. Little, CEO and James Webster, employee	(996)	(1,332)
Total shareholders' equity	11,445	10,076
Total liabilities and shareholders' equity	$ 52,553	$ 48,375

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$ 42,055	$ 37,766	$ 79,965	$ 75,227
Cost of sales	31,995	28,226	60,294	56,201
Gross profit	10,060	9,540	19,671	19,026
Selling, general and administrative expense	8,749	8,508	17,084	16,922
Operating income	1,311	1,032	2,587	2,104
Other income	12	15	29	37
Interest expense	(211)	(327)	(434)	(670)
Income before taxes	1,112	720	2,182	1,471
Provision for income taxes	398	275	790	558
Net income	714	445	1,392	913
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 692	$ 423	$ 1,347	$ 868
Basic income per share	$ 0.17	$ 0.10	$ 0.33	$ 0.21
Weighted average common shares outstanding	3,992	4,072	4,031	4,072
Diluted income per share	$ 0.13	$ 0.10	$ 0.25	$ 0.20
Weighted average common and common equivalent shares outstanding	5,454	4,643	5,475	4,591
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30
	2004	2003
OPERATING ACTIVITIES:
Net income	$ 1,392	$ 913
Adjustments to reconcile net income to net cash provided
by (used in) activities
Depreciation and amortization	472	520
Deferred income taxes	8	(8)
Gain on disposal of property and equipment	(1)	(2)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,616)	(1,786)
Inventories	(108)	(16)
Prepaid expenses and other current assets	(523)	(135)
Accounts payable and accrued expenses	1,537	1,077
Net cash (used in) provided by operating activities	(839)	563

INVESTING ACTIVITIES:
Purchase of property and equipment	(68)	(185)
Proceeds from sale of equipment	1	2
Net cash used in investing activities	(67)	(183)

FINANCING ACTIVITIES:
Proceeds from debt	78,680	72,896
Principal payments on revolving line of credit, long-term debt,
and notes payable to bank	(77,402)	(73,476)
Dividends paid in cash	(45)	(45)
Proceeds from exercise of stock options	25	--
Net cash provided by (used in) financing activities	1,258	(625)
INCREASE (DECREASE) IN CASH	352	(245)
CASH AT BEGINNING OF PERIOD	636	1,171
CASH AT END OF PERIOD	$ 988	$ 926

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Pro forma impact of fair value method (FAS 148)
Reported net income attributable to common shareholders	$ 692	$ 423	$ 1,347	$ 868
Less: fair value impact of employee stock compensation	(7)	(12)	(13)	(24)
Pro forma net income attributable to common shareholders	$ 685	$ 411	$ 1,334	$ 844

Earnings per common share
Basic - as reported	$ 0.17	$ 0.10	$ 0.33	$ 0.21
Diluted - as reported	$ 0.13	$ 0.10	$ 0.25	$ 0.20
Basic - pro forma	$ 0.17	$ 0.10	$ 0.33	$ 0.21
Diluted - pro forma	$ 0.13	$ 0.09	$ 0.25	$ 0.19

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.0%	3.9%	4.0%	3.9%
Expected life	5-10 yrs.	5-10 yrs.	5-10 yrs.	5-10 yrs.
Expected volatility	80%	82%	80%	82%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

	June 30, 2004	December 31, 2003
	(in Thousands)

Finished goods	$ 21,603	$ 22,324
Work in process	1,135	256
Inventories at FIFO	22,738	22,580
Less - LIFO allowance	(3,485)	(3,435)
Inventories	$ 19,253	$ 19,145

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic:
Weighted average shares outstanding	3,991,549	4,071,685	4,030,592	4,071,685
Net income	$ 714,000	$ 445,000	$1,392,000	$ 913,000
Convertible preferred stock dividend	(22,000)	(22,000)	(45,000)	(45,000)
Net income attributable to common shareholders	$ 692,000	$ 423,000	$ 1,347,000	$ 868,000
Per share amount	$ 0.17	$ 0.10	$ 0.33	$ 0.21

Diluted:
Weighted average shares outstanding	3,991,549	4,071,685	4,030,592	4,071,685
Net effect of dilutive stock options - based on the treasury stock method	1,042,251	151,755	1,024,369	99,802
Assumed conversion of convertible preferred stock	420,000	420,000	420,000	420,000
Total	5,453,800	4,643,440	5,474,961	4,591,487
Net income attributable to common shareholders	$ 692,000	$ 423,000	$ 1,347,000	$ 868,000
Convertible preferred stock dividend	22,000	22,000	45,000	45,000
Net income for diluted earnings per share	$ 714,000	$ 445,000	$ 1,392,000	$ 913,000
Per share amount	$ 0.13	$ 0.10	$ 0.25	$ 0.20

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

Financial information relating to the Company's segments is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2003
Sales	37,146	620	37,766	74,047	1,180	75,227
Operating income	1,032	--	1,032	2,107	(3)	2,104

2004
Sales	41,439	616	42,055	78,657	1,308	79,965
Operating income	1,237	74	1,311	2,478	109	2,587

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2003	%	2004	%	2003	%
Sales	42,055	100.0	$37,766	100.0	79,965	100.0	$75,227	100.0
Cost of sales	31,995	76.1	28,226	74.7	60,294	75.4	56,201	74.7
Gross profit	10,060	23.9	9,540	25.3	19,671	24.6	19,026	25.3
Selling, general and administrative expense	8,749	20.8	8,508	22.5	17,084	21.4	16,922	22.5
Operating income	1,311	3.1	1,032	2.8	2,587	3.2	2,104	2.8
Interest expense	(211)	(0.5)	(327)	(0.9)	(434)	(0.5)	(670)	(0.9)
Other income	12	--	15	--	29	--	37	--
Income before income taxes	1,112	2.6	720	1.9	2,182	2.7	1,471	1.9
Provision for income taxes	398	0.9	275	0.7	790	1.0	558	0.7
Net income	$ 714	1.7	$ 445	1.2	$1,392	1.7	$ 913	1.2
Per share amounts
Basic earnings per share	$ 0.17		$ 0.10		$ 0.33		$ 0.21
Diluted earnings per share	$ 0.13		$ 0.10		$ 0.25		$ 0.20

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

SALES. Revenues for the quarter ended June 30, 2004, increased $4.3 million, or 11.4%, to approximately $42.1 million from $37.8 million in 2003. Sales for the MRO Segment increased $4.3 million, or 11.6%, primarily due to increased sales of products for offshore energy production. Sales for the Electrical Contractor segment remained approximately the same at $0.6 million for both periods.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 1.3% for the second quarter of 2004, when compared to the same period in 2003. Gross profit as a percentage of sales for the MRO segment decreased to 23.7% for the three months ended June 30, 2004, from 25.1% in the comparable period of 2003. This decrease can be primarily attributed to lower than average margins on certain large sales of products for offshore energy production. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 40.9% for the three months ended June 30, 2004, from 33.7% in the comparable period of 2003. This increase resulted from increased sales of higher margin specialty electrical products and reduced sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended June 30, 2004, increased by approximately $0.2 million when compared to the same period in 2003. This increase is primarily attributed to increased professional fees and selling related expenses in 2004 compared to 2003. These expenses were incurred to increase sales and shareholder value. As a percentage of revenue, the 2004 expense decreased by approximately 1.7% to 20.8% from 22.5% for 2003. This decrease is attributable to an increased level of expenses being spread over an increased revenue amount.

OPERATING INCOME. Operating income for the second quarter of 2004 increased 27.0% when compared to the same period in 2003. Operating income for the MRO segment increased 19.9% as a result of gross profit increasing by more than selling, general and administrative expense increased. Operating income for the Electrical Contractor segment improved to a profit in 2004 from break even in 2003. The improved operating income for the Electrical Contractor segment is the result of reduced selling, general and administrative expense combined with increased gross profit.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2004 decreased by $0.1 million, or 35.5%, to $0.2 million from $0.3 million during the same period in 2003. This decline results from a lower average debt balance for the second quarter of 2004 when compared to the second quarter of 2003, as well as lower interest rates.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

SALES. Revenues for the six months ended June 30, 2004, increased $4.7 million, or 6.3%, to approximately $80.0 million from $75.2 million in 2003. Sales for the MRO Segment increased $4.6 million, or 6.2%, primarily due to increased sales of products for offshore energy production. Sales for the Electrical Contractor segment increased by $0.1 million, or 10.8%, for the current six months when compared to same period in 2003. This increase is the result of selling more specialty type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 0.7% for the first six months of 2004, when compared to the same period in 2003. Gross profit as a percentage of sales for the MRO segment decreased to 24.4% for the six months ended June 30, 2004, from 25.1% in the comparable period of 2003. This decrease can be primarily attributed to lower than average margins on certain large sales of products for offshore energy production. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 36.1% for the six months ended June 30, 2004, from 35.3% in the comparable period of 2003. This increase resulted from increased sales of higher margin specialty type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the six months ended June 30, 2004, increased by approximately $0.2 million when compared to the same period in 2003. This increase is primarily attributed to increased professional fees and selling related expenses in 2004 compared to 2003. These expenses were incurred to increase sales and shareholder value. As a percentage of revenue, the 2004 expense decreased by approximately 1.1% to 21.4% from 22.5% for 2003. This decrease is attributable to an increased level of expenses being spread over an increased revenue amount.

OPERATING INCOME. Operating income for the first six months of 2004 increased 23.0% when compared to the same period in 2003. Operating income for the MRO segment increased 17.6% as a result of gross profit increasing by more than selling, general and administrative expense increased. Operating income for the Electrical Contractor segment improved to a profit in 2004 from a small loss in 2003. The improved operating income for the Electrical Contractor segment is the result of reduced selling, general and administrative expense combined with increased gross profit.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2004 decreased by 35.2%, to $0.4 million from $0.7 million during the same period in 2003. This decline results from a lower average debt balance for the first six months of 2004 when compared to the first six months of 2003, as well as lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We used $0.8 million of cash in operating activities during the first six months of 2004 as compared to generating $0.6 million in cash in operating activities during the first six months of 2003. This change between the two periods is primarily attributable to a larger increase in accounts receivable in the 2004 period compared to the 2003 period.

During the first six months of 2004, the amount available to be borrowed under our loan agreement with our bank lender (the "Credit Facility") increased from $9.6 million at December 31, 2003 to $10.3 million at June 30, 2004. This increase in availability resulted from the increase in accounts receivable collateral value, partially offset by the $1.3 million increase in total long-term debt during the first six months of 2004. The funds obtained from the increase in long-term debt were used to purchase products which were sold for use in offshore energy production. During the six months ended June 30, 2004, the balance of customer advances for orders for product increased by $0.6 million, to $3.5 million. We expect to purchase products and incur other costs to complete these orders during 2004. Therefore, we expect the amount available to be borrowed under the Credit Facility to decline and the amount of long-term debt to increase during 2004. However, management believes that the liquidity of our balance sheet at June 30, 2004, will provide us with the ability to meet our working capital needs during 2004 and 2005.

Credit Facility

Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of a secured line of credit and a secured term loan.

The Credit Facility allows us to elect a rate of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. At June 30, 2004 the prime based interest rate option was prime on the revolving portion of the Credit Facility and prime plus 0.25% on the term portion of the Credit Facility. At June 30, 2004 the LIBOR based interest rate option was LIBOR plus 2.25% on the revolving portion of the Credit Facility and LIBOR plus 2.50% on the term portion of the Credit Facility. The LIBOR interest option resulted in interest rates which were lower than the prime interest option. At June 30, 2004, $15.0 million was borrowed at a weighted average rate of 3.44% under the LIBOR option. The prime rate at June 30, 2004 was 4.0%.

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures April 1, 2006. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. At June 30, 2004, we were in compliance with these covenants. Although we expect to be able to comply with the covenants of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or amend such covenants. In addition to the $1.0 million of cash at June 30, 2004, we had $10.3 million available for borrowings under the Credit Facility at June 30, 2004.

Borrowings
	June 30,	December 31,	Increase
	2004	2003	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 1,305	$ 1,474	$ (169)
Long-term debt, less current portion	18,122	16,675	1,447
Total long-term debt	$ 19,427	$ 18,149	$ 1,278(2)
Amount available (1)	$ 10,302	$ 9,562	$ 740 (3)
(1) Represents amount available to be borrowed at the indicated date under the Credit Facility.
(2) The $1.3 million increase in long-term debt is attributable to the increase in accounts receivable which resulted from increased sales combined with an increase in days of sales outstanding.

(3) The $0.7 million increase in the amount available is primarily a result of the increase in accounts receivable collateral value partially offset by the $1.3 million increase in total long-term debt.

Performance Metrics

	June 30
	2004	2003	Increase
Days of sales outstanding (in Days)	55.6	49.7	5.9
Annualized inventory turns	6.3	5.6	0.7

Accounts receivable days of sales outstanding were 55.6 at June 30, 2004 compared to 49.7 at June 30, 2003. The increase resulted primarily from June 2004 sales exceeding June 2003 sales by $3.3 million. The sales increase resulted in increased accounts receivable at June 30, 2004. A portion of the increase in days of sales outstanding results from certain energy related customers with large receivables paying us more slowly than our average collection period. Annualized inventory turns were 6.3 at June 30, 2004 compared to 5.6 at June 30, 2003. The improvement resulted from active inventory management.

Funding Commitments

Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during 2004 and 2005. However, we may require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with any such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2006. We will need to extend the maturity of, or replace our Credit Facility on or before April 1, 2006. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.3 million as of June 30, 2004. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. This risk is monitored and managed. Our exposure to interest rate risk relates primarily to our Credit Facility. Based on our capital structure at June 30, 2004, a 100 basis point change in interest rates would result in an estimated $0.2 million change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the asbestos related litigation disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following table summarizes all repurchases of DXP equity securities by DXP during the three months ended June 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2004 - April 30, 2004)	N/A	N/A	N/A	N/A
Month #2 (May 1, 2004 - May 31, 2004)	N/A	N/A	N/A	N/A
Month #3 (June 1, 2004 - June 30, 2004	N/A	N/A	N/A	N/A
Total	N/A	N/A	N/A	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 1, 2004, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Additionally, the shareholders approved the Amendment to the 1999 Stock Option Plan. Set forth for each director and the Option Amendment is the tabulation of votes cast.
Nominee	Votes For	Votes Against	Votes Withheld
David R. Little	3,790,401	5,184	0
Cletus Davis	3,790,801	4,784	0
Kenneth H. Miller	3,790,801	4,784	0
Timothy Halter	3,790,801	4,784	0
Option Amendment	2,748,233	73,503	12,616

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

Dependence on Supplier Relationships

We have distribution authorizations for certain product lines and depend on these distribution authorizations for a substantial portion of our business. Many of these distribution authorizations are pursuant to contracts that are subject to cancellation upon little or no prior notice. Although we believe that we could obtain alternate distribution authorizations in the event of such a cancellation, the termination or limitation by any key supplier of its relationship with our company could result in a temporary disruption on our business and, in turn, could adversely affect results of operations and financial condition.

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

  Reports on Form 8-K.

On May 6, 2004, DXP filed a Current Report on Form 8-K with the SEC in connection with the press release announcing financial results for the quarterly period ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.

(Registrant)

By: /s/MAC McCONNELL

Mac McConnell

Senior Vice-President/Finance and

Chief Financial Officer

Dated: July 29, 2004

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

      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

July 29, 2004

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

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

July 29, 2004

/s/ Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/David R. Little

David R. Little

President and Chief Executive Officer

July 29, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/Mac McConnell

Mac McConnell

Chief Financial Officer

July 29, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.