Form 10-Q
period 2004-09-30
DXP ENTERPRISES INC
filed 2004-10-28
CIK 1020710

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2004:

Common Stock: 4,030,901

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$ 1,415	$ 636
Trade accounts receivable, net of allowances for doubtful accounts
of $1,601 and $1,420, respectively	22,999	19,412
Inventories, net	17,803	19,145
Prepaid expenses and other current assets	636	362
Deferred income taxes	914	876
Total current assets	43,767	40,431
Property and equipment, net	8,473	7,395
Deferred income taxes	338	403
Other assets	100	146
Total assets	$ 52,678	$ 48,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,422	$ 1,474
Trade accounts payable and accrued expenses	16,592	14,559
Accrued wages and benefits	2,143	1,426
Customer advances	65	2,922
Federal income taxes payable	413	1,040
Other accrued expenses	896	203
Total current liabilities	21,531	21,624
Long-term debt, less current portion	18,972	16,675
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value;
liquidation preference of $100 per share; ($112 at September 30, 2004)
1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2004); 1,000,000 shares authorized;
17,700 shares issued, 15,000 shares outstanding and 2,700
shares in treasury stock	18	18
Common stock, $0.01 par value, 100,000,000 shares authorized;
4,257,760 shares issued; 4,030,901 and 4,070,520 shares outstanding,
and 226,859 and 187,240 shares in treasury stock, respectively	41	41
Paid-in capital	2,841	2,841
Retained earnings	12,471	10,404
Treasury stock, at cost	(2,201)	(1,897)
Notes receivable from shareholders-David R. Little, CEO and James Webster, employee	(996)	(1,332)
Total shareholders' equity	12,175	10,076
Total liabilities and shareholders' equity	$ 52,678	$ 48,375

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$ 42,871	$ 40,363	$ 122,836	$ 115,590
Cost of sales	32,928	30,056	93,222	86,257
Gross profit	9,943	10,307	29,614	29,333
Selling, general and administrative expense	8,563	9,010	25,647	25,932
Operating income	1,380	1,297	3,967	3,401
Other income	11	13	40	50
Interest expense	(233)	(277)	(667)	(947)
Income before taxes	1,158	1,033	3,340	2,504
Provision for income taxes	415	381	1,205	939
Net income	743	652	2,135	1,565
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 720	$ 629	$ 2,067	$ 1,497
Basic income per share	$ 0.18	$ 0.15	$ 0.51	$ 0.37
Weighted average common shares outstanding	4,015	4,072	4,025	4,072
Diluted income per share	$ 0.13	$ 0.13	$ 0.39	$ 0.33
Weighted average common and common equivalent shares outstanding	5,531	5,181	5,488	4,721
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2004	2003
	(in thousands)
OPERATING ACTIVITIES:
Net income	$ 2,135	$ 1,565
Adjustments to reconcile net income to net cash provided
by (used in) activities
Depreciation and amortization	722	785
Deferred income taxes	27	(11)
Gain on disposal of property and equipment	(1)	(2)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,587)	(2,548)
Inventories	1,342	1,493
Prepaid expenses and other current assets	(227)	(97)
Accounts payable and other accrued liabilities	(45)	1,500
Net cash provided by operating activities	366	2,685

INVESTING ACTIVITIES:
Purchase of property and equipment	(270)	(230)
Proceeds from sale of equipment	1	2
Net cash used in investing activities	(269)	(228)

FINANCING ACTIVITIES:
Proceeds from debt	116,133	110,056
Principal payments on revolving line of credit, long-term debt,
and notes payable to bank	(115,418)	(112,858)
Dividends paid in cash	(68)	(68)
Purchase of preferred stock	--	(1)
Proceeds from exercise of stock options	35	--
Net cash provided by (used in) financing activities	682	(2,871)
INCREASE (DECREASE) IN CASH	779	(414)
CASH AT BEGINNING OF PERIOD	636	1,171
CASH AT END OF PERIOD	$ 1,415	$ 757

Noncash activities:

Financing activities exclude the exchange on March 31, 2004 of two notes receivable from Mr. Little, Chief Executive Officer, with a face value of $338,591 for 80,619 shares of DXP common stock.

Investing activities and financing activities exclude $1,530,000 paid by a financial institution directly to the seller in connection with the purchase of an airplane on August 27, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Pro forma impact of fair value method (FAS 148) (in thousands)
Reported net income attributable to common shareholders	$ 720	$ 629	$ 2,067	$ 1,497
Less: fair value impact of employee stock compensation	(81)	(11)	(93)	(35)
Pro forma net income attributable to common shareholders	$ 639	$ 618	$ 1,974	$ 1,462

Earnings per common share
Basic - as reported	$ 0.18	$ 0.15	$ 0.51	$ 0.37
Diluted - as reported	$ 0.13	$ 0.13	$ 0.39	$ 0.33
Basic - pro forma	$ 0.16	$ 0.15	$ 0.49	$ 0.36
Diluted - pro forma	$ 0.12	$ 0.13	$ 0.36	$ 0.32

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.5%	3.9%	4.5%	3.9%
Expected life	5-10 yrs.	5-10 yrs.	5-10 yrs.	5-10 yrs.
Expected volatility	77.8%	82%	77.8%	82%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

	September 30, 2004	December 31, 2003
	(in Thousands)

Finished goods	$ 20,911	$ 22,324
Work in process	377	256
Inventories at FIFO	21,288	22,580
Less - LIFO allowance	(3,485)	(3,435)
Inventories	$ 17,803	$ 19,145

NOTE 5: LONG-TERM DEBT

On August 30, 2004 the Company borrowed $1.5 million from a financial institution. The loan matures in five years with a ten year amortization, bears interest at 2.25% over ninety day commercial paper and is secured by an airplane.

NOTE 6: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Basic:
Weighted average shares outstanding	4,015	4,072	4,025	4,072
Net income	$ 743	$ 652	$ 2,135	$ 1,565
Convertible preferred stock dividend	(23)	(23)	(68)	(68)
Net income attributable to common shareholders	$ 720	$ 629	$ 2,067	$ 1,497
Per share amount	$ 0.18	$ 0.15	$ 0.51	$ 0.37

Diluted:
Weighted average shares outstanding	4,015	4,072	4,025	4,072
Net effect of dilutive stock options - based on the treasury stock method	1,096	689	1,043	229
Assumed conversion of convertible preferred stock	420	420	420	420
Total	5,531	5,181	5,488	4,721
Net income attributable to common shareholders	$ 720	$ 629	$ 2,067	$ 1,497
Convertible preferred stock dividend	23	23	68	68
Net income for diluted earnings per share	$ 743	$ 652	$ 2,135	$ 1,565
Per share amount	$ 0.13	$ 0.13	$ 0.39	$ 0.33

NOTE 7: SEGMENT REPORTING

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

Financial information relating to the Company's segments is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2003
Sales	39,748	615	40,363	113,795	1,795	115,590
Operating income	1,282	15	1,297	3,389	12	3,401

2004
Sales	42,332	539	42,871	120,989	1,847	122,836
Operating income	1,300	80	1,380	3,778	189	3,967

NOTE 8: CERTAIN TRANSACTIONS

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Sales	42,871	100.0	$40,363	100.0	122,836	100.0	$115,590	100.0
Cost of sales	32,928	76.8	30,056	74.5	93,222	75.9	86,257	74.6
Gross profit	9,943	23.2	10,307	25.5	29,614	24.1	29,333	25.4
Selling, general and administrative expense	8,563	20.0	9,010	22.3	25,647	20.9	25,932	22.4
Operating income	1,380	3.2	1,297	3.2	3,967	3.2	3,401	3.0
Interest expense	(233)	(0.5)	(277)	(0.7)	(667)	(0.5)	(947)	(0.8)
Other income	11	--	13	--	40	--	50	--
Income before income taxes	1,158	2.7	1,033	2.5	3,340	2.7	2,504	2.2
Provision for income taxes	415	1.0	381	0.9	1,205	1.0	939	0.8
Net income	$ 743	1.7	$ 652	1.6	$2,135	1.7	$ 1,565	1.4
Per share amounts
Basic earnings per share	$ 0.18		$ 0.15		$ 0.51		$ 0.37
Diluted earnings per share	$ 0.13		$ 0.13		$ 0.39		$ 0.33

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

SALES. Revenues for the quarter ended September 30, 2004, increased $2.5 million, or 6.2%, to approximately $42.9 million from $40.4 million in 2003. Sales for the MRO Segment increased $2.6 million, or 6.5%, primarily due to increased sales of products for offshore energy production. Sales for the Electrical Contractor segment for the third quarter of 2004 decreased 12.4% from the third quarter of 2003. This decline resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on sales of lower margin commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 2.3% for the third quarter of 2004, when compared to the same period in 2003. Gross profit as a percentage of sales for the MRO segment decreased to 22.9% for the three months ended September 30, 2004, from 25.3% in the comparable period of 2003. This decrease can be primarily attributed to lower than average margins on certain large sales of products for offshore energy production. The abnormal frequency and magnitude of recent vendor price increases has made it difficult to immediately pass through the increases to our customers. We are working to pass these increases to our customers, which will improve our gross profit margin. Gross profit was reduced by costs incurred due to leaks discovered during pressure testing of a recently introduced type of fiberglass reinforced pipe installed on an offshore energy production platform. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 48.4% for the three months ended September 30, 2004, from 38.5% in the comparable period of 2003. This increase resulted from increased sales of higher margin specialty electrical products and reduced sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended September 30, 2004, decreased by approximately $0.4 million when compared to the same period in 2003. This decrease is primarily attributed to decreased payroll, payroll-related expenses, communication expense and marketing expense in 2004 compared to 2003. The payroll and payroll related expenses declined as a result of a reduced number of employees. Communication expense declined due to a lower cost contract for long distance voice communication. Marketing costs declined as a result of selective cost reduction. As a percentage of revenue, the 2004 expense decreased by approximately 2.3% to 20.0% from 22.3% for 2003. This decrease is attributable to a decreased level of expenses being spread over an increased revenue amount.

OPERATING INCOME. Operating income for the third quarter of 2004 increased 6.4% when compared to the same period in 2003. Operating income for the MRO segment increased 1.4% as a result of gross profit decreasing by less than selling, general and administrative expense decreased. Operating income for the Electrical Contractor segment improved to a profit in 2004 from slightly above break even in 2003. The improved operating income for the Electrical Contractor segment is the result of reduced selling, general and administrative expense combined with increased gross profit.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2004 decreased 15.9%, to $0.2 million from $0.3 million during the same period in 2003. This decline results from a lower average debt balance for the third quarter of 2004 when compared to the third quarter of 2003, as well as lower interest rates.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

SALES. Revenues for the nine months ended September 30, 2004, increased $7.2 million, or 6.3%, to approximately $122.8 million from $115.6 million in 2003. Sales for the MRO Segment increased $7.2 million, or 6.3%, primarily due to increased sales of products for offshore energy production. Sales for the Electrical Contractor segment increased 2.9%, for the current nine months when compared to same period in 2003. This increase is the result of selling more specialty type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 1.3% for the first nine months of 2004, when compared to the same period in 2003. Gross profit as a percentage of sales for the MRO segment decreased to 23.9% for the nine months ended September 30, 2004, from 25.2% in the comparable period of 2003. This decrease can be primarily attributed to lower than average margins on certain large sales of products for offshore energy production. The abnormal frequency and magnitude of recent vendor price increases has made it difficult to immediately pass through the increases to our customers. We are working to pass these increases to our customers, which will improve our gross profit margin. Gross profit was reduced by costs incurred due to leaks discovered during pressure testing of a recently introduced type of fiberglass reinforced pipe installed on several offshore energy production platforms. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 39.7% for the nine months ended September 30, 2004, from 36.4% in the comparable period of 2003. This increase resulted from increased sales of higher margin specialty type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2004, decreased by approximately $0.3 million when compared to the same period in 2003. This decrease is primarily attributed to decreased payroll and payroll related expenses in 2004 compared to 2003. These expenses decreased as a result of a reduced number of employees. As a percentage of revenue, the 2004 expense decreased by approximately 1.5% to 20.9% from 22.4% for 2003. This decrease is attributable to a decreased level of expenses being spread over an increased revenue amount.

OPERATING INCOME. Operating income for the first nine months of 2004 increased 16.6% when compared to the same period in 2003. Operating income for the MRO segment increased 11.5% as a result of gross profit increasing and selling, general and administrative expense decreasing. Operating income for the Electrical Contractor segment improved to a profit in 2004 from slightly above break even in 2003. The improved operating income for the Electrical Contractor segment is the result of reduced selling, general and administrative expense combined with increased gross profit.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2004 decreased by 29.6%, to $0.7 million from $0.9 million during the same period in 2003. This decline results from a lower average debt balance for the first nine months of 2004 when compared to the first nine months of 2003, as well as lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology, transportation equipment and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $0.4 million of cash in operating activities during the first nine months of 2004 as compared to generating $2.7 million in cash in operating activities during the first nine months of 2003. This change between the two periods is primarily attributable to a larger increase in accounts receivable in the 2004 period compared to the 2003 period and a $1.5 million increase in accounts payable and accrued expenses in 2003 compared to a small decline in 2004.

We purchased approximately $1.8 million of fixed assets during the first nine months of 2004 compared to purchasing $0.2 million of fixed assets in the same period in 2003. The 2004 capital expenditures related primarily to an airplane and computer equipment. We purchased the airplane to increase our efficiency in marketing to a nationwide customer base and managing our numerous remote branch locations. Capital expenditures in 2003 were primarily related to computer equipment, software and pump testing equipment.

The amount available to be borrowed under our loan agreement with our bank lender (the "Credit Facility") was approximately $9.6 million at December 31, 2003 and September 30, 2004. The similar availability level resulted from the increase in accounts receivable collateral value, partially offset by the $1.0 million increase in amounts borrowed under the Credit Facility at September 30, 2004 compared to December 31, 2003. The funds obtained from the increase in long-term debt were used to purchase products which were sold for use in offshore energy production. During the nine months ended September 30, 2004, the balance of customer advances for orders for products, which were primarily for use in offshore energy production, decreased from $2.9 million, to $0.1 million. The balance of customer advances declined because we completed the projects associated with the advances. We purchased products and incurred other costs to complete these projects during 2004. Management believes that the liquidity of our balance sheet at September 30, 2004, will provide us with the ability to meet our working capital needs during 2004 and 2005.

Credit Facility

Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of a secured line of credit and a secured term loan.

The Credit Facility allows us to elect a rate of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. At September 30, 2004 the prime based interest rate option was prime on the revolving portion of the Credit Facility and prime plus 0.25% on the term portion of the Credit Facility. At September 30, 2004 the LIBOR based interest rate option was LIBOR plus 2.25% on the revolving portion of the Credit Facility and LIBOR plus 2.50% on the term portion of the Credit Facility. The LIBOR interest option resulted in interest rates which were lower than the prime interest option. At September 30, 2004, $14.0 million was borrowed at a weighted average rate of 4.11% under the LIBOR option. The prime rate at September 30, 2004 was 4.75%.

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures April 1, 2006. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. At September 30, 2004, we were in compliance with these covenants. Although we expect to be able to comply with the covenants of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance or amend such covenants. In addition to the $1.4 million of cash at September 30, 2004, we had $9.6 million available for borrowings under the Credit Facility at September 30, 2004.

Borrowings
	September 30,	December 31,	Increase
	2004	2003	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 1,422	$ 1,474	$ (52)
Long-term debt, less current portion	18,972	16,675	2,297
Total long-term debt	$ 20,394	$ 18,149	$ 2,245(2)
Amount available (1)	$ 9,625	$ 9,562	$ 63 (3)
(1) Represents amount available to be borrowed at the indicated date under the Credit Facility.

(2) The $2.2 million increase in long-term debt is attributable to the increase in accounts receivable, which resulted from increased sales, combined with increased debt associated with $1.8 million of fixed asset additions.

(3) The $0.1 million increase in the amount available is primarily a result of the increase in accounts receivable collateral value partially offset by the $1.0 million increase in amounts borrowed under the Credit Facility.

Performance Metrics

	Nine Months Ended
	September 30
	2004	2003	Increase
Days of sales outstanding (in Days)	54.7	50.8	3.9
Annualized inventory turns	7.0	6.1	0.9

Accounts receivable days of sales outstanding were 54.7 at September 30, 2004 compared to 50.8 at September 30, 2003. The increase in days of sales outstanding results from certain energy related customers with large receivables resulting from sales of products for offshore energy production, paying us more slowly than our average collection period. Annualized inventory turns were 7.0 at September 30, 2004 compared to 6.1 at September 30, 2003. The improvement resulted from the completion of several large customer orders for products for use in offshore energy production.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.3 million as of September 30, 2004. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. This risk is monitored and managed. Our exposure to interest rate risk relates primarily to our Credit Facility. Based on our capital structure at September 30, 2004, a 100 basis point change in interest rates would result in an estimated $0.2 million change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

DXP and DXP's vendor of fiberglass reinforced pipe have been sued in Louisiana by a major energy company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms. Plaintiff alleges negligence and breach of contract and warranty and that damages exceed $20 million. DXP management believes the failures were caused by the failure of the pipe and not by work performed by DXP. We intend to vigorously defend these claims. Our insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.

No material developments have occurred in the asbestos related litigation disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. One insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these asbestos claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following table summarizes all repurchases of DXP equity securities by DXP during the three months ended September 30, 2004.
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2004 - July 30, 2004)	N/A	N/A	N/A	N/A
Month #2 (August 1, 2004 - August 31, 2004)	N/A	N/A	N/A	N/A
Month #3 (September 1, 2004 - September 30, 2004	N/A	N/A	N/A	N/A
Total	N/A	N/A	N/A	N/A

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

Dated: October 28, 2004

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

October 28, 2004

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

October 28, 2004

/s/ Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/David R. Little

David R. Little

President and Chief Executive Officer

October 28, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/Mac McConnell

Mac McConnell

Chief Financial Officer

October 28, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.