Form 10-K
period 2004-12-31
DXP ENTERPRISES INC
filed 2005-03-30
CIK 1020710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2004: $8,197,385.

Number of shares of registrant's Common Stock outstanding as of March 1, 2005: 4,030,313.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2005 are incorporated by reference into Part III hereof.

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

ITEM 1. Business

DXP Enterprises, Inc. ("DXP" or the "Company"), a Texas corporation, was incorporated in 1996, to be the successor to a company founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers. We are organized into two segments: MRO and Electrical Contractor. Sales and operating income for 2002, 2003 and 2004, and identifiable assets at the close of such years for our business segments are presented in Note 11 of the Notes to the Consolidated Financial Statements.

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

The industrial distribution market is highly fragmented. Based on 2003 sales as reported by industry sources, we were the 31st largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 45,000 are stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by our MRO segment include mining, construction, chemical, municipal, food and beverage and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 42 service centers, including two distribution centers, located in the rocky mountain, southeastern and southwestern regions of the United States.

Our fluid handling equipment line includes a full line of:

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

We also provide various pump accessories. Our bearing products include several types of mounted and unmounted bearings for a variety of applications. The hose products we distribute include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. We distribute seal products for downhole, wellhead, valve and completion equipment to oilfield service companies. The power transmission products we distribute include speed reducers, flexible-coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses. We offer a broad range of general mill supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools and welding equipment. Our safety products include eye and face protection products, first aid products, hand protection products, hazardous material handling products, instrumentation and respiratory protection products. We distribute a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses.

In addition to distributing MRO products, we provide innovative pumping solutions. DXP provides engineering, fabrication and technical design to meet the capital equipment needs of our customers. DXP provides these solutions by utilizing manufacturer authorized equipment and certified personnel. Pump packages require MRO and OEM equipment and parts such as pumps, motors and valves, and consumable products such as welding supplies. DXP leverages its MRO inventories and breadth of authorized products to lower the total cost and maintain the quality of our innovative pumping solutions.

SmartSourceSM, our integrated supply program, allows a more effective and efficient way to manage the customer's supply chain needs for MRO products. The program allows the customer to transfer all or part of their supply chain needs to DXP, so the customer can focus on their core business. SmartSourceSM effectively lowers costs by outsourcing purchasing, accounting and on-site supply management to DXP, which reduces the duplication of effort by the customer and supplier. DXP has a broad range of first-tier products to support a successful integrated supply offering. The program provides a productive, measurable solution to reduce cost and streamline procurement and sourcing operations..

Our operations managers support the sales efforts through direct customer contact and manage the efforts of the outside and direct sales representatives. We have structured compensation to provide incentives to our sales representatives to increase sales through the use of commissions. Our outside sales representatives focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. The direct sales representatives support the outside sales representatives and are responsible for entering product orders and providing technical support with respect to our products. Because we offer a broad range of products, our outside and direct sales representatives are able to use their existing customer relationships with respect to one product line to cross-sell our other product lines. In addition, geographic locations in which certain products are sold also are being utilized to sell products not historically sold at such locations. As we expand our product lines and geographical presence through hiring experienced sales representatives, we assess the opportunities and appropriate timing of introducing existing products to new customers and new products to existing customers. Prior to implementing such cross-selling efforts, we provide the appropriate sales training and product expertise to our sales force.

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

We acquire our products through numerous original equipment manufacturers. We are authorized to distribute the manufacturers' products in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less. One manufacturer provided pump products that account for approximately 11% of our revenues. No other manufacturer provided products that accounted for 10% or more or our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations. Representative manufacturers of our products include BACOU/DALLOZ, Baldor Electric, Dodge/Reliance, Emerson, Falk, G&L, Gates, Gould's, INA/Fag Bearing, LaCross Rainfair Safety Products, Martin Sprocket, National Oilwell, Norton Abrasives, NTN, Rexnord, SKF, T. B. Woods, 3M, Timken, Torrington/Fafnir, Tyco, Union Butterfield, Viking and Wilden.

At December 31, 2004, the MRO Segment had 438 full-time employees.

Electrical Contractor Segment

The Electrical Contractor segment was formed in 1998 with the acquisition of substantially all of the assets of an electrical supply business. The Electrical Contractor segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The segment has one owned warehouse/sales facility in Memphis, Tennessee.

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

At December 31, 2004, the Electrical Contractor segment had 10 full-time employees.

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

Insurance

We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. We retain a portion of the risk for medical claims, general liability and property losses. The various deductibles per our insurance policies generally do not exceed $200,000 per occurrence. There are also certain risks for which we do not maintain insurance. There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits that we maintain could have a material adverse effect on our financial condition and results of operations. The premiums for insurance have increased significantly over the past three years. This trend could continue. Additionally, we are partially self-insured for our group health plan. The cost of claims for the group health plan has increased over the past three years. This trend is expected to continue.

Government Regulation and Environmental Matters

We are subject to various laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration.

Certain of our operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although we believe that we have adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such a discharge, we could be held liable for any damages that result, and any such liability could have a material adverse effect on us. We are not currently aware of any situation or condition that we believe is likely to have a material adverse effect on our results of operations or financial condition.

Employees

At December 31, 2004, we had 448 full-time employees. We believe that our relationship with our employees is good.

Risk Factors

Risks Related to Internal Growth Strategy

Our future results will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas and adding new customers. Our ability to implement this strategy will depend on our success in selling more to existing customers, acquiring new customers, hiring qualified sales persons, and marketing integrated forms of supply management such as those being pursued by us through our SmartSource program. Although we intend to increase sales and product offerings to existing customers and reduce costs through consolidating certain administrative and sales functions, there can be no assurance that we will be successful in these efforts.

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

Risks Associated With Hazardous Materials

Certain of our operations are subject to federal, state and local laws and regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although we believe that we have adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such a discharge, we could be held liable for any damages that result and any such liability could have a material adverse effect on our financial condition and results of operations.

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

ITEM 2. Properties

We own our headquarters facility in Houston, Texas, which has 45,000 square feet of office space. The MRO segment owns or leases 42 service center facilities located in Georgia, Illinois, Louisiana, Maryland, Montana, New Mexico, Oklahoma, Tennessee, Texas, and Wyoming. The Electrical Contractor segment owns one service center facility in Tennessee. These owned facilities range from 2,500 square feet to 138,000 square feet in size. We lease facilities for terms generally ranging from one to five years. The leased facilities range from 3,200 square feet to 53,441 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. All of the facilities owned by us are pledged to secure our indebtedness.

ITEM 3. Legal Proceedings

On July 22, 2004, DXP and Ameron International Corporation, DXP's vendor of fiberglass reinforced pipe, were sued in the Twenty-Fourth Judicial District Court, Parish of Jefferson, State of Louisiana by BP America Production Company, along with hundreds of other defendents, regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms. Plaintiff alleges negligence, breach of contract, warranty and that damages exceed $20 million. DXP management believes the failures were caused by the failure of the pipe and not by work performed by DXP. We intend to vigorously defend these claims. Our insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims. The maximum amount of our insurance coverage, if any, is $6 million. Under certain circumstances our insurance may not cover this claim.

In 2003, we were notified that we had been sued in various state courts in Nueces County, Texas. The twelve suits allege personal injury resulting from products containing asbestos allegedly sold by us. The suits do not state what products we allegedly sold or when we allegedly sold the products. Discovery is in the very early stages on these suits. Two of our insurance carriers, under a reservation of rights to deny coverage, are paying legal fees for our defense against the claims. One of these carriers, while paying our asbestos defense costs, has filed a suit asking the courts for a judgment as to whether or not the carrier is liable for the asbestos claims. We intend to vigorously defend our claim for coverage. If any product sold by us is identified through discovery as a product that plaintiffs claim exposure to, it is our intent to seek indemnity from the original manufacturer of the product. We intend to vigorously defend these claims. DXP does not believe any amount in a judgment or settlement will have a material adverse impact on our results of operations and cash flows for a particular period or on our consolidated financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq SmallCap Market under the symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by Nasdaq for the periods indicated.

	High	Low
2003
First Quarter	$ 1.53	$ 0.90
Second Quarter	$ 1.70	$ 1.08
Third Quarter	$ 2.94	$ 1.40
Fourth Quarter	$ 4.15	$ 2.20

2004
First Quarter	$ 6.49	$ 3.26
Second Quarter	$ 5.46	$ 3.66
Third Quarter	$ 5.82	$ 3.76
Fourth Quarter	$ 5.49	$ 4.17

On March 16, 2005, we had approximately 752 holders of record for outstanding shares of our common stock.

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

The following table summarizes all repurchases of DXP equity securities by DXP during the three months ended December 31, 2004:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2004 - October 31, 2004)	N/A	N/A	N/A	N/A
Month #2 (November 1, 2004 - November 30, 2004)	N/A	N/A	N/A	N/A
Month #3 (December 1, 2004 - December 31, 2004	(1)588	$4.81	N/A	N/A
Total	588	$4.81	N/A	N/A

(1) On December 31, 2004 DXP purchased 588 shares of common stock from James Webster, employee. The shares were purchased at the closing market price on the date of purchase. The purchase price was applied to reduce the note receivable from Mr. Webster.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2004 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
	Years Ended December 31,
	2000	2001	2002	2003	2004
		(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 182,642	$ 174,429	$ 148,106	$ 150,683	$ 160,585
Gross Profit	45,507	43,805	37,984	38,549	39,431
Operating income (loss)(1)	(7,752)	4,034	4,117	4,309	5,209
Income (loss) before income taxes (2)	(9,031)	1,600	2,633	3,197	4,384
Income (loss) before cumulative effect of a change in accounting principle	(7,358)	929	1,619	2,069	2,780
Per share amounts before cumulative effect of a change in accounting principle
Basic earnings (loss) per common share	$ (1.83)	$ 0.21	$ 0.38	$ 0.49	$ 0.67
Common shares outstanding	4,072	4,072	4,072	4,072	4,027
Diluted earnings (loss) per share	$ (1.83)	$ 0.21	$ 0.36	$ 0.42	$ 0.50
Common and common equivalent shares outstanding	4,072	4,503	4,555	4,920	5,509
Consolidated Balance Sheet Data	As of December 31,
	2000	2001	2002	2003	2004
Total assets	$ 66,280	$ 57,588	$ 49,248	$ 48,375	$ 48,283
Long-term debt obligations	28,476	22,864	23,486	16,675	14,925
Shareholders' equity	7,971	8,323	8,087	10,076	12,876

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

(2) Year ended December 31, 2000 includes a one-time gain of $2.0 million from the sale of two MRO warehouse facilities

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

General Overview

Our products and services are marketed in at least 16 states to over 25,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets. During 2002 and 2003, our performance was impacted negatively by the economic downturn, particularly the downturn in domestic manufacturing. All of our increase in sales and gross profit for 2003 compared to 2002 was due to increased sales of products for offshore energy production. Our employee headcount decreased by over ten percent during 2003 as we worked to bring our cost structure in line with our sales. During 2004 the economy improved. Our employee headcount decreased by approximately 1% during 2004. We plan to increase our headcount during 2005. The majority of the 2004 sales increase came from increased sales of products for offshore energy production and general manufacturing.

Our sales growth strategy in recent years has focused on internal growth. Key elements of our sales strategy include leveraging existing customer relationships by cross-selling new products, expanding product offerings to new and existing customers, increased business-to-business solutions using system agreements and SmartSourceSM solutions for our integrated supply customers. We are also interested in growing through the acquisition of distributors that would expand our geographic breadth. Results will be dependent on our success in executing our internal growth strategy and, to the extent we complete any acquisitions, our ability to integrate such acquisitions.

Our cost reduction strategies include consolidated purchasing programs, centralized product distribution centers, centralizing certain customer service and inside sales functions, converting selected locations from full warehouse and customer service operations to DXP service centers, and using information technology to increase employee productivity.

Results of Operations
	Years Ended December 31,
	2002	%	2003	%	2004	%
	(in millions, except percentages)

Sales	$ 148.1	100.0	$ 150.7	100.0	$ 160.6	100.0
Cost of sales	110.1	74.3	112.2	74.4	121.2	75.5
Gross profit	38.0	25.7	38.5	25.6	39.4	24.5
Selling, general and administrative expense	33.9	22.9	34.2	22.7	34.2	21.3
Operating income	4.1	2.8	4.3	2.9	5.2	3.2
Interest expense	1.6	1.1	1.2	0.8	0.9	0.6
Other income	(0.1)	(0.1)	(0.1)	-	(0.1)	(0.1)
Income before income taxes	2.6	1.8	3.2	2.1	4.4	2.7
Provision for income taxes	1.0	0.7	1.1	0.7	1.6	1.0
Income before cumulative effect of a change in accounting principle	$ 1.6	1.1%	$ 2.1	1.4%	$ 2.8	1.7%
Per share amounts before cumulative effect of a change in accounting principle
Basic earnings per share	$ 0.38		$ 0.49		$ 0.67
Diluted earnings per share	$ 0.36		$ 0.42		$ 0.50

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

SALES. Revenues for 2004 increased $9.9 million, or 6.6%, to approximately $160.6 million from $150.7 million in 2003. Sales for the MRO segment increased $10.0 million, or 6.7% primarily due to increased sales of products for offshore energy production and general manufacturing. Sales for the Electrical Contractor segment decreased by $0.1 million, or 3.4%, when compared to 2003. This decline resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on sales of lower margin commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 1.1% for 2004, when compared to 2003. Gross profit as a percentage of sales for the MRO segment decreased to 24.3% for 2004, from 25.4% in 2003. This decrease can be attributed to increased costs incurred due to leaks discovered during pressure testing of a recently introduced type of fiberglass pipe installed on several offshore energy production platforms and the abnormal frequency and magnitude of recent vendor price increases which made it difficult to immediately pass through the increases to our customers. We are working to pass these increases to our customers. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 41.9% for 2004, from 38.8% in 2003. This increase resulted from increased sales of higher margin specialty type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2004 was approximately the same as for 2003. As a percentage of revenue, the 2004 expense decreased by approximately 1.4% to 21.3% from 22.7% for 2003. This decrease is attributable to an increase in productivity.

OPERATING INCOME. Operating income for 2004 increased 20.9% when compared to 2003. Operating income for the MRO segment increased 17.4% as a result of gross profit increasing more than selling, general and administrative expense increased. Operating income for the Electrical Contractor segment increased 170.7% when compared to 2003. The improved operating income for the Electrical Contractor segment is the result of reduced selling, general and administrative expense combined with increased gross profit from increased sales of higher margin specialty type electrical products.

INTEREST EXPENSE. Interest expense for 2004 decreased by 21.5%, to $0.9 million from $1.2 million during 2003. This decline results from a lower average debt balance for 2004 when compared to 2003.

INCOME TAXES. As of December 31, 2004, we have recorded net deferred tax assets of $1.2 million representing the future tax benefits of certain accruals not currently deductible. We believe it is more likely than not that the deferred tax assets will be realized as these reserves are recovered and reduce future taxable income.

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

We generated cash in operating activities of approximately $5.1 million in 2004 as compared to $6.9 million in cash provided during 2003. This change between the two years was primarily attributable to the $2.9 million of customer advances as of December 31, 2003 compared to $0.4 million of customer advances as of December 31, 2004. The balance of customer advances declined because we completed the projects associated with the advances. We purchased products and incurred other costs to complete the projects during 2004.

We purchased approximately $1.9 million of capital assets during 2004 compared to $0.4 million for 2003. Capital expenditures during 2003 were related primarily to computer equipment, computer software and pump testing equipment. The 2004 capital expenditures related primarily to an airplane and computer equipment. We purchased the airplane to increase our efficiency in marketing to a nationwide customer base and managing our numerous remote locations. Capital expenditures for 2005 are expected to be similar to the amounts for 2003.

At December 31, 2004 our long-term debt was $16.3 million compared to total capitalization (long-term debt plus shareholders' equity) of $29.2 million. Approximately $13.9 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $0.3 million.

During 2003, liquidity was negatively impacted by an increase in the accounts receivable days of sales outstanding. The increase resulted primarily from several large customers not paying us within stated terms. During 2004 liquidity was positively impacted by the collection of these 2003 receivables.

Our normal trade terms require payment within 30 days of invoice date. In response to competition and customer demands we will offer extended terms to selected customers with good credit history. Customers that are financially strong tend to request extended terms more often than customers that are not financially strong. Many of our customers, including companies listed in the Fortune 500, do not pay us within stated terms for a variety of reasons, including a general business philosophy to pay vendors as late as possible. We generally collect the amounts due from these large, slow-paying customers.

During 2004, the amount available to be borrowed under our Credit Facility increased from $9.6 million at December 31, 2003 to $10.0 million at December 31, 2004. This increase in availability during 2004 resulted from reducing the amount borrowed under the credit line by $1.8 million, partially offset by a decrease in the collateral value of inventory and accounts receivable. The funds to reduce long-term debt by $1.8 million were generated by operations. Management believes that the liquidity of our balance sheet at December 31, 2004, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B preferred stock dividend payments during 2005.

Credit Facility

Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of a secured line of credit and a secured term loan.

The Credit Facility was amended and restated on June 25, 2003. The amendment extended the maturity, modified the calculation of collateral value which increased borrowing availability, reduced the maximum borrowing amount to $30.0 million, and allows us to elect a rate of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. Before the amendment, the interest rate was prime plus 0.50% on the revolving portion of the Credit Facility and prime plus 1.5% on the term portion of the Credit Facility. At December 31, 2004 these rates were prime and prime plus 0.25%, respectively. Additionally, the LIBOR interest option resulted in interest rates, which were lower than the prime interest option. At December 31, 2004, $12.0 million was borrowed under the LIBOR option at a weighted average rate of 4.73%. The prime rate at December 31, 2004 was 5.25%.

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures April 1, 2006. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. At December 31, 2004, we were in compliance with these covenants. Although we expect to be able to comply with the covenants of the Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender would be willing to waive such non-compliance or amend such covenants. In addition to the $2.3 million of cash at December 31, 2004, we had $10.0 million available for borrowings under the Credit Facility at December 31, 2004.

Borrowings
	December 31,		Increase (Decrease)
	2003	2004
	(in Thousands)
Current portion of long-term debt	$ 1,474	$ 1,420	$ (54)
Long-term debt, less current portion	16,675	14,925	(1,750)
Total long-term debt	$ 18,149	$ 16,345	$ (1,804)(2)
Amount available (1)	$ 9,562	$ 9,998	$ 436 (3)
(1) Represents amount available to be borrowed at the indicated date under the Credit Facility.
(2) The funds to reduce long-term debt by $1.8 million were generated by operations

(3) The $0.4 million increase in the amount available is primarily a result of reducing the amount borrowed under the credit line by $1.8 million, partially offset by a decrease in the collateral value of inventory and accounts receivable.

Performance Metrics

	December 31,		Increase
	2003	2004	(Decrease)
	(in Days)
Days of sales outstanding	50.5	47.6	(2.9)
Inventory turns	5.9	7.1	1.2

Accounts receivable days of sales outstanding were 47.6 at December 31, 2004 compared to 50.5 at December 31, 2003. The decrease resulted primarily from the collection during 2004 of accounts receivable that were outstanding at December 31, 2003 from several large, slow-paying customers. Annualized inventory turns were 7.1 times at December 31, 2004 compared to 5.9 times at December 31, 2003. The improvement resulted from reduced inventory of fiberglass pipe combined with active inventory management.

Funding Commitments

Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during 2005. However, we may require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with any such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2006. We will need to extend the maturity of, or replace our Credit Facility on or before April 1, 2006. However, we may not be able to renew and extend or replace the Credit Facility. Any extended or replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and our ability to obtain additional equity.

We would like to acquire companies that distribute MRO products. We would probably require additional capital to fund any future acquisitions. We may pursue additional equity or debt financing to fund future acquisitions, although we may not be able to obtain additional financing on attractive terms, if at all.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current Portion (1)	$16,345	$ 1,420	$11,701	$ 1,267	$ 1,957
Operating lease obligations	4,320	1.405	1,907	903	105
Estimated interest payments (2)	1,386	295	418	326	347
Total	$22,051	$ 3,120	$14,026	$ 2,496	$ 2,409

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.

(2) Assumes interest rates in effect at December 31, 2004. Assumes debt is paid on maturity date and not replaced. Does not include interest on the Credit Facility as borrowings under this line fluctuate. The amounts of interest incurred for borrowings under the Credit Facility were $1,513,000, $956,000 and $654,000 for 2002, 2003 and 2004, respectively. Management anticipates a similar level of interest payments on the Credit Facility in 2005.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any unconsolidated SPE transactions.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations, income taxes and self-insured medical claims. Actual results could differ from those estimates.

Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP. Below is a discussion of what we believe are our critical accounting policies. Also, see Note 1 of the Notes to the Consolidated Financial Statements.

Revenue Recognition

We recognize revenues when an agreement is in place, price is fixed, title for product passes to the customer or services have been provided, and collectibility is reasonably assured.

Allowance for Doubtful Accounts

Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Write-offs could be materially different from the reserve provided if economic conditions change or actual results deviate from historical trends.

Inventory

Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first-out (FIFO) and the last-in, first out (LIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends. Actual obsolescence could be materially different from the reserve if economic conditions or market trends change significantly.

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.2 million as of December 31, 2004. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

Self-insured Medical Claims

We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents. The accrual is adjusted monthly based on recent claims experience. The actual claims could deviate from recent claims experience and be materially different from the reserve.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2004, a 100 basis point increase in interest rates would increase our annual interest expense by $139,000.

The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.
Principal Amount By Expected Maturity (in thousands, except percentages)
	2005	2006	2007	2008	2009	There- after	Total	Fair Value
Fixed Rate Long- term Debt	$ 127	$ 78	$ 83	$ 88	$ 94	$1,957	$2,427	$2,427
Average Interest Rate	7.91%	6.25%	6.25%	6.25%	6.25%	6.25%	6.34%
Floating Rate Long-term Debt	$1,293	$11,399	$ 141	$ 146	$ 939	-	$13,918	$13,918
Average Interest Rate (1)	4.94%	4.73%	4.69%	4.69%	4.69%	-	4.74%
Total Maturities	$1,420	$11,477	$ 224	$ 234	$ 1,033	$1,957	$16,345	$16,345
(1) Assumes floating interest rates in effect at December 31, 2004

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DXP Enterprises, Inc., and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP

February 18, 2005

Houston, Texas

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash	$ 636	$ 2,303
Trade accounts receivable, net of allowances for doubtful accounts
of $1,420 in 2003 and $1,776 in 2004	19,412	19,126
Inventories, net	19,145	16,995
Prepaid expenses and other current assets	362	327
Deferred income taxes	876	945
Total current assets	40,431	39,696
Property and equipment, net	7,395	8,261
Deferred income taxes	403	257
Other assets	146	69
Total assets	$ 48,375	$ 48,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,474	$ 1,420
Trade accounts payable	12,782	12,905
Accrued wages and benefits	2,040	2,370
Customer advances	2,922	826
Federal income taxes payable	1,040	432
Other accrued liabilities	1,366	2,343
Total current liabilities	21,624	20,296
Long-term debt, less current portion	16,675	14,925
Minority interest in consolidated subsidiary	-	186
Commitments and contingencies (Note 8)
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2004); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2004); 1,000,000 shares authorized; 17,700 shares issued, 15,000 shares outstanding and 2,700 shares in treasury stock	18	18
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,257,760 shares issued, 4,070,520 and 4,030,313 shares outstanding, and 187,240 and 227,447 shares in treasury stock, respectively	41	41
Paid-in capital	2,841	2,489
Retained earnings	10,404	13,094
Treasury stock, at cost	(1,897)	(1,797)
Notes receivable from David R. Little, CEO, and James Webster, employee	(1,332)	(970)
Total shareholders' equity	10,076	12,876
Total liabilities and shareholders' equity	$ 48,375	$ 48,283
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2002	2003	2004
Sales	$ 148,106	$ 150,683	$ 160,585
Cost of sales	110,122	112,134	121,154
Gross profit	37,984	38,549	39,431
Selling, general and administrative expense	33,867	34,240	34,222
Operating income	4,117	4,309	5,209
Other income	146	65	60
Interest expense	(1,630)	(1,177)	(924)
Minority interest in loss of consolidated subsidiary	-	-	39
Income before provision for taxes	2,633	3,197	4,384
Provision for income taxes	1,014	1,128	1,604
Income before cumulative effect of a change
in accounting principle	1,619	2,069	2,780
Cumulative effect of a change in accounting principle, net of $740 tax benefit	(1,729)	-	-
Net (loss) income	(110)	2,069	2,780
Preferred stock dividend	(90)	(90)	(90)
Net (loss) income attributable to common shareholders	$ (200)	$ 1,979	$ 2,690

Per share and share amounts before cumulative effect of a change in accounting principle
Basic earnings per common share	$ 0.38	$ 0.49	$ 0.67
Common shares outstanding	4,072	4,072	4,027
Diluted earnings per share	$ 0.36	$ 0.42	$ 0.50
Common and common equivalent shares outstanding	4,555	4,920	5,509
Cumulative effect of a change in accounting principle per share - basic and diluted	$ (0.42)	$ -	$ -
Basic (loss) income per share	$ (0.05)	$ 0.49	$ 0.67
Common shares outstanding	4,072	4,072	4,027
Diluted (loss) income per share	$ (0.05)	$ 0.42	$ 0.50
Common and common equivalent shares outstanding	4,072	4,920	5,509

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Share- holders	Total
BALANCES AT DECEMBER 31, 2001	$2	$18	$41	$2,877	$8,625	$(1,894)	$(1,346)	$8,323
Dividends paid	-	-	-	-	(90)	-	-	(90)
Acquisition of 1,824 shares of Series A Preferred Stock	(1)	-	-	(35)	-	-	-	(36)
Net loss	-	-	-	-	(110)	-	-	(110)
BALANCES AT DECEMBER 31, 2002	1	18	41	2,842	8,425	(1,894)	(1,346)	8,087
Dividends paid	-	-	-	-	(90)	-	-	(90)
Acquisition of 46 shares of Series A Preferred Stock	-	-	-	(1)	-	-	-	(1)
Collections on notes receivable	-	-	-	-	-	-	14	14
Purchase of 515 shares of common stock	-	-	-	-	-	(3)	-	(3)
Net income	-	-	-	-	2,069	-	-	2,069
BALANCES AT DECEMBER 31, 2003	1	18	41	2,841	10,404	(1,897)	(1,332)	10,076
Collections on notes receivable	-	-	-	-	-	-	27	27
Dividends paid	-	-	-	-	(90)	-	-	(90)
Purchase of 359,588 shares of common stock	-	-	-	-	-	(341)	335	(6)
Exercise of stock options for 41,000 shares of common stock	-	-	-	(352)	-	441	-	89
Net income	-	-	-	-	2,780	-	-	2,780
BALANCES AT DECEMBER 31, 2004	$1	$18	$41	$2,489	$13,094	$(1,797)	$(970)	$12,876

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (110)	$ 2,069	$ 2,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities --
Cumulative effect of a change in accounting principle, net of tax	1,729	-	-
Depreciation and amortization	1,160	1,058	992
Deferred income taxes	796	128	77
Loss (gain) on sale of property and equipment	4	(2)	(4)
Minority interest in loss of consolidated subsidiary	-	-	(39)
Changes in operating assets and liabilities:
Accounts receivable	1,197	(1,852)	286
Inventories	585	1,247	2,150
Prepaid expenses, other liabilities and other current assets	(37)	175	112
Accounts payable and accrued expenses	(2,827)	4,100	(1,227)
Net cash provided by operating activities	2,497	6,923	5,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(379)	(419)	(1,866)
Proceeds from the sale of assets	-	2	6
Net cash used in investing activities	(379)	(417)	(1,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	151,861	147,581	155,421
Principal payments on revolving line of credit, long-term debt and notes payable	(154,942)	(154,542)	(157,225)
Acquisition of common and preferred stock	(36)	(4)	-
Dividends paid in cash	(90)	(90)	(90)
Proceeds from exercise of stock options	-	-	42
Proceeds from minority interest owners of consolidated subsidiary	-	-	225
Collections on notes receivable from shareholders	-	14	27
Net cash used in financing activities	(3,207)	(7,041)	(1,600)
(DECREASE) INCREASE IN CASH	(1,089)	(535)	1,667
CASH AT BEGINNING OF YEAR	2,260	1,171	636
CASH AT END OF YEAR	$ 1,171	$ 636	$ 2,303
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	$ 1,635	$ 1,209	$ 860
Income taxes	$ 152	$ 60	$ 2,126
Cash income tax refunds	$ 109	$ 25	$ 16

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

Receivables and Credit Risk

Trade receivables consist primarily of uncollateralized customer obligations due under normal trade terms, which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and many customers do not pay within stated trade terms. Payments on trade receivables are applied as indicated by customer, or to the earliest unpaid invoices.

The Company has trade receivables from a diversified customer base in the rocky mountain, southeastern and southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management's best estimate of the collectibility of all such accounts. No customer represents more than 10% of consolidated sales.

Inventories

Inventories consist principally of finished goods and are priced at lower of cost or market, cost being determined using the first-in, first-out (FIFO) and the last-in, first-out (LIFO) method. Reserves are provided against inventories for estimated obsolescence based upon the aging of the inventories and market trends.

Property and Equipment

Assets are carried on the basis of cost. Provisions for depreciation are computed at rates considered to be sufficient to amortize the costs of assets over their expected useful lives. Depreciation of property and equipment is computed using the straight-line method. Maintenance and repairs of depreciable assets are charged against earnings as incurred. Additions and improvements are capitalized. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

The principal estimated useful lives used in determining depreciation are as follows:

Buildings 20 - 39 years

Building improvements 10 - 20 years

Furniture, fixtures and equipment 3 - 10 years

Leasehold improvements over the shorter of the estimated useful life or the term of the related lease

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

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments at December 31, 2003 and 2004, is as follows (in thousands):

	2003		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$ 636	$ 636	$ 2,303	$ 2,303
Notes receivables from David R. Little,
CEO, and James Webster, employee	1,332	909	970	705
Long-term debt, including current portion	18,149	18,149	16,345	16,345

The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.

Stock-Based Compensation

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 148 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. No compensation expense was recognized under APB No. 25 during the three years ended December 31, 2004.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2002, 2003 and 2004: risk-free interest rates of 3.9% for 2002, 4.0% for 2003 and 4.5% for 2004; expected lives of five to ten years, assumed volatility of 82% for 2002, 80% for 2003, and 78% for 2004; and no expected dividends.

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
	Years Ended December 31,
	2002	2003	2004
	(in Thousands, except per share amounts)
Pro forma impact of fair value method (FAS 148)
Reported net income (loss) attributable to common shareholders	$ (200)	$1,979	$2,690
Less: fair value impact of employee stock compensation	(165)	(70)	(100)
Pro forma net income (loss) attributable to common shareholders	$ (365)	$1,909	$2,590

Earnings (loss) per common share
Basic - as reported	$ (0.05)	$ 0.49	$ 0.67
Diluted - as reported	$ (0.05)	$ 0.42	$ 0.50
Basic - pro forma	$ (0.09)	$ 0.47	$ 0.64
Diluted - pro forma	$ (0.09)	$ 0.41	$ 0.49

Revenue Recognition

Revenues recognized include product sales and billings for freight and handling charges. The Company recognizes product sales and billings for freight and handling charges when an agreement is in place, price is fixed, title for product passes to the customer or services have been provided, and collectibility is reasonably assured. Shipping and handling costs are included in cost of sales.

The Company reserves for potential customer returns based upon the historical level of returns.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by the Company in the accompanying financial statements relate to the reserves for accounts receivable collectibility, inventory valuations, income taxes and self-insured medical claims. Actual results could differ from those estimates.

The Company purchases insurance for catastrophic exposures and those risks required to be insured by law. The Company retains a portion of the risk for medical claims, general liability and property losses. The various deductibles per our insurance policies generally do not exceed $200,000 per occurrence. There are also certain risks for which the Company does not maintain insurance. The Company accrues for the estimated outstanding balance of unpaid medical claims for our employees and their dependents based upon recent claims experience.

Comprehensive Income

Comprehensive income is equal to net income.

2. NEW ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is in the process of determining the impact of the requirements of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. We believe that the adoption of this standard will have no material impact on the Company's financial position and results of operations.

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

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

3. INVENTORIES:

The Company uses the LIFO method of inventory valuation for approximately 90 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

	December 31,
	2003	2004
	(in Thousands)
Finished goods	$22,324	$20,441
Work in process	256	253
Inventories at FIFO	22,580	20,694
Less - LIFO allowance	(3,435)	(3,699)
Inventories	$19,145	$16,995

During 2002, 2003, and 2004 the Company experienced LIFO inventory liquidations. The effect of these liquidations was to increase gross profit by approximately $23,000 in 2002, $39,000 in 2003, and $46,000 in 2004.

4. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2003	2004
	(in Thousands)
Land	$1,549	$1,549
Buildings and leasehold improvements	6,184	6,062
Furniture, fixtures and equipment	4,564	5,575
	12,297	13,186
Less - Accumulated depreciation and amortization	(4,902)	(4,925)
	$7,395	$8,261

5. LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2003	2004
	(in Thousands)
Long-term debt:
Credit facility:
Working capital lines of credit	$ 12,000	$ 10,237
Term loan component	3,356	2,192
Notes payable to finance companies, 4.05% to 10.14%, collateralized by warehouse equipment, furniture and fixtures, payable in monthly installments through September 2005	284	54
Note payable to a bank, floating rate at ninety day LIBOR plus 2.25%, collateralized by an airplane, payable in monthly installments through August 2009	-	1,490
Mortgage loans payable to insurance companies, 6.25% to 8.93%, collateralized by real estate, payable in monthly installments through January 2013	2,509	2,372
	18,149	16,345
Less: Current portion	(1,474)	(1,420)
	$16,675	$14,925

Under the Company's loan agreement with its bank lender (the "Credit Facility"), all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of a secured line of credit with the Company and a secured term loan.

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, matures April 1, 2006, provides the option of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. The margin is determined by the ratio of funded debt to earnings before interest, taxes, depreciation and amortization for a twelve-month period as of the end of the preceding calendar quarter. For the quarter ended December 31, 2004 the prime margin and LIBOR margin were 0.00% and 2.25%, respectively, for the revolving portion of the Credit Facility and 0.25% and 2.50%, respectively, for the term portion of the Credit Facility. The prime rate averaged, 4.67%, 4.12%, and 4.34% during 2002, 2003, and 2004, respectively, and at December 31, 2004, was 5.25%. At December 31, 2004, $12 million was borrowed at a LIBOR base rate of 2.44% plus a weighted average margin of 2.29%. The Credit Facility is secured by receivables, inventories, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require the Company to maintain a certain cash flow and other financial ratios. At December 31, 2004, the Company was in compliance with these covenants. In addition to the $2.3 million of cash at December 31, 2004, the Company had $10.0 million available for borrowings under the Credit Facility at December 31, 2004. Although the Company expects to be able to comply with the covenants, including the financial covenants, of the Credit Facility, there can be no assurance that in the future it will be able to do so or that its lender will be willing to waive such non-compliance or amend such covenants.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2005	$ 1,420
2006	11,477
2007	224
2008	234
2009	1,033
Thereafter	1,957
$16,345

6. INCOME TAXES:

The provision for income taxes consists of the following:

	Years Ended December 31,
	2002	2003	2004
	(in Thousands)
Current -
Federal	$ 168	$ 980	$ 1,505
State	50	20	22
	218	1,000	1,527
Deferred	796	128	77
	$ 1,014	$ 1,128	$ 1,604

The difference between income taxes computed at the federal statutory income tax rate of 34% and the provision for income taxes is as follows:

	Years Ended December 31,
	2002	2003	2004
	(in Thousands)
Income taxes computed at federal statutory rate	$ 895	$ 1,087	$ 1,491
State income taxes, net of federal benefit	33	13	15
Other	86	28	98
	$ 1,014	$ 1,128	$ 1,604

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2003	2004
	(in Thousands)
Net current assets	$ 876	$ 945
Net noncurrent assets	403	257
Net assets	$ 1,279	$ 1,202

Deferred tax liabilities and assets were comprised of the following:
	December 31,
	2003	2004
	(in Thousands)
Deferred tax assets
Goodwill	$ 801	$ 715
Allowance for doubtful accounts	483	604
Inventories	221	211
State net operating loss carryforwards	219	78
Accruals	272	230
Total deferred tax assets	1,996	1,838
Less valuation allowance	(219)	(78)
Total deferred tax assets, net of valuation allowance	1,777	1,760
Deferred tax liability
Property and equipment	(398)	(458)
Other	(100)	(100)
Net deferred tax asset	$ 1,279	$ 1,202

The Company believes it is more likely than not that the net deferred income tax asset as of December 31, 2004 in the amount of $1.2 million will be realized based primarily on the assumption of future taxable income. The Company has certain state tax net operating loss carryforwards aggregating approximately $1.5 million, which expire in years 2005 through 2020. A valuation allowance has been recorded to offset the deferred tax asset related to these state tax net operating loss carryforwards. The valuation allowance represents a provision for the uncertainty as to the realization of these carryforwards. The valuation allowance decreased by $54,000, $143,000 and $141,000 in the years ended December 31, 2002, 2003 and 2004, respectively.

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

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorize the grant of options to purchase 900,000, 330,000 and 200,000 shares of the Company's common stock, respectively. In accordance with these stock option plans that were approved by the Company's shareholders, options are granted to key personnel for the purchase of shares of the Company's common stock at prices not less than the fair market value of the shares on the dates of grant. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. Activity during 2002, 2003, and 2004 with respect to the stock options follows:
			Weighted	Weighted
		Options Price	Average	Average
	Shares	Per Share	Exercise Price	Fair Value
Outstanding at December 31, 2001	1,912,342	$ 0.65 - $ 12.00	$2.26
Granted at market price	223,500	$ 0.92 - $ 1.20	$0.98	$0.81
Cancelled or expired	(4,175)	$12.00 - $ 12.00	$12.00
Outstanding at December 31, 2002	2,131,667	$ 0.65 - $ 12.00	$2.10
Granted at market price	30,000	$ 1.40 - $ 1.40	$l.40	$1.17
Cancelled or expired	(64,350)	$ 7.50 - $ 12.00	$11.08
Outstanding at December 31, 2003	2,097,317	$ 0.65 - $ 12.00	$1.82
Granted at market price	30,000	$ 4.53 - $ 4.53	$4.53	$3.74
Exercised	(41,000)	$ 1.00 - $ 1.20	$1.03
Cancelled or expired	(362,950)	$ 1.64 - $ 12.00	$1.75
Exercisable at December 31, 2004	1,723,367	$ 0.65 - $ 12.00	$1.90
Outstanding at December 31, 2004	1,661,667	$ 0.65 - $ 12.00	$1.92

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.01 to $3.00	1,627,357	3.0	$ 1.50	1,565,657	$ 1.51
$3.01 to $6.00	42,000	8.1	4.50	42,000	4.50
$9.01 to $12.00	54,010	1.0	12.00	54,010	12.00
	1,723,367	3.1	1.90	1,661,667	1.92

The outstanding options at December 31, 2004, expire between March 2005 and July 2014. The weighted average remaining contractual life was 4.4 years, 3.6 years, and 3.1 years at December 31, 2002, 2003 and 2004, respectively.

Certain Equity Related Transactions

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

In 2002, 2003, and 2004 DXP purchased 325, 515 and 588 shares of common stock from James Webster, employee, for approximately $400, $2,100 and $2,800, respectively. The shares purchased were valued at the closing market price on the date of each purchase. The purchase price of each purchase was applied to reduce the note receivable from Mr. Webster.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle for the years ended December 31, 2002, 2003, and 2004.

	2002	2003	2004
Basic:
Basic weighted average shares outstanding	4,071,685	4,071,685	4,026,846
Income before cumulative effect of a change in accounting principle	$1,619,000	$2,069,000	$2,780,000
Convertible preferred stock dividend	90,000	90,000	90,000
Net income attributable to common shareholders before cumulative effect of a change in accounting principle	$1,529,000	$1,979,000	$2,690,000
Per share amount	$ 0.38	$ 0.49	$ 0.67

Diluted
Basic weighted average shares outstanding	4,071,685	4,071,685	4,026,846
Net effect of dilutive stock options - based on the treasury stock method	63,000	428,418	1,062,649
Assumed conversion of convertible preferred stock	420,000	420,000	420,000
Total	4,554,685	4,920,103	5,509,495
Income attributable to common shareholders before cumulative effect of a change in accounting principle	$1,529,000	$1,979,000	$2,690,000
Convertible preferred stock dividend	90,000	90,000	90,000
Income for diluted earnings per share before cumulative effect of a change in accounting principle	$1,619,000	$2,069,000	$2,780,000
Per share amount	$ 0.36	$ 0.42	$ 0.50

8. COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2004, for non-cancelable leases are as follows (in thousands):

2005	$ 1,405
2006	1,089
2007	818
2008	526
2009	377
Thereafter	105
$ 4,320

Rental expense for operating leases was $1,438,000, $1,544,000 and $1,667,000 for the years ended December 31, 2002, 2003, and 2004 respectively.

In 2004, DXP and DXP's vendor of fiberglass reinforced pipe were sued in Louisiana by a major energy company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms. Plaintiff alleges negligence, breach of contract, warranty and that damages exceed $20 million. DXP management believes the failures were caused by the failure of the pipe and not by work performed by DXP. DXP intends to vigorously defend these claims. DXP's insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.

In 2003, the Company was notified that it had been sued in various state courts in Texas. The suits allege personal injury resulting from products containing asbestos allegedly sold by the Company. The suits do not state what products the Company allegedly sold or when the Company allegedly sold the products. Discovery is in the very early stages on these suits. Two of the Company's insurance carriers, under a reservation of rights to deny coverage, are paying legal fees for the Company's defense against the claims. One of these carriers, while paying the Company's asbestos defense costs, has filed a suit asking the courts for a judgment as to whether or not the carrier is liable for the asbestos claims. The Company intends to vigorously defend the Company's claim for coverage. If any product sold by the Company is identified through discovery as a product that plaintiffs claim exposure to, it is the Company's intent to seek indemnity from the original manufacturer of the product. The Company intends to vigorously defend these claims. The Company does not believe any amount in a judgment or settlement will have a material adverse impact on the Company's results of operations and cash flows for a particular period or on the consolidated financial position of the Company.

On May 13, 2002, the Company finalized the settlement of a dispute regarding an adjustment of the purchase price paid to the seller of a MRO business acquired by the Company in 1997. Under the terms of the settlement agreement, the Company paid $100,000 to the seller, the Company retained ownership of the inventory acquired in 1977 remaining on hand, and the $2.0 million subordinated note payable by the Company to the seller was cancelled. The balance of the subordinated note, less the $0.1million settlement payment, was recorded as a reduction of the cost of inventory acquired in 1997 remaining on hand at March 31, 2002.

9. EMPLOYEE BENEFIT PLANS:

The Company offers a 401(k) plan which is eligible to substantially all employees. The Company has elected to match employee contributions at a rate of 50 percent up to 4 percent of salary deferral. The Company contributed $338,000, $297,000, and $298,000 to the 401(k) plan in the years ended December 31, 2002, 2003, and 2004, respectively.

10. RELATED-PARTY TRANSACTIONS:

The Chief Executive Officer (the "CEO") of the Company has personally guaranteed up to $500,000 of the obligations of the Company under the Credit Facility.

Prior to 2002, the Board of Directors of the Company had approved the Company making advances and loans to the CEO. During 2001 the advances and loans to the CEO were consolidated into three notes receivable, each bearing interest at 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. On March 31, 2004, DXP exchanged two of the notes receivable from the CEO, with a value of $338,591 including accrued interest, for 80,619 shares of DXP's common stock held by three trusts for the benefit of Mr. Little's children. The shares were valued at $4.20 per share, the closing market price of the common stock on March 31, 2004. The total balance of the notes was $1,239,000 and $880,000 at December 31, 2003 and 2004, respectively. The remaining note is partially secured by 224,100 shares of the Company's common stock and options to purchase 800,000 shares of the Company's common stock. The note receivable is reflected as a reduction of shareholders' equity. The note has not been modified or amended since 2001.

  SEGMENT DATA:

  The MRO segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers. The Company provides a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products categories. The Electrical Contractor segment sells a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses, to electrical contractors. The Company began offering electrical products to electrical contractors following its acquisition of the assets of an electrical supply business in 1998. All business segments operate in the United States.

  The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

  Financial information relating the Company's segments is as follows:
		Electrical
	MRO	Contractor	Total
	(in Thousands)
2002
Sales	$ 145,295	$ 2,811	$ 148,106
Operating income (loss)	4,151	(34)	4,117
Identifiable assets	47,102	2,146	49,248
Capital expenditures	379	-	379
Depreciation and amortization	1,133	27	1,160
Interest expense	1,590	40	1,630

2003
Sales	$ 148,206	$ 2,477	$ 150,683
Operating income	4,210	99	4,309
Identifiable assets	46,370	2,005	48,375
Capital expenditures	406	13	419
Depreciation and amortization	1,029	29	1,058
Interest expense	1,010	167	1,177

2004
Sales	$ 158,191	$ 2,394	$ 160,585
Operating income	4,941	268	5,209
Identifiable assets	46,183	2,100	48,283
Capital expenditures	1,859	7	1,866
Depreciation and amortization	961	31	992
Interest expense	774	150	924

  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2002, 2003 and 2004 is as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share amounts)
2002
Sales	$ 37.6	$ 37.2	$ 38.4	$ 34.9
Gross profit	9.6	9.6	9.8	9.0
Income before cumulative effective of a change in accounting principle	0.4	0.4	0.4	0.4
Net (loss) income	(1.4)	0.4	0.4	0.4
Earnings (loss) per share before cumulative effect of a change in accounting principle - diluted	0.08	0.09	0.09	0.10
(Loss) earnings per share - diluted	(0.34)	0.09	0.09	0.10

2003
Sales	$ 37.5	$ 37.7	$ 40.4	$ 35.1
Gross profit	9.5	9.5	10.3	9.2
Net income	0.5	0.4	0.7	0.5
Earnings per share - diluted	0.10	0.10	0.13	0.09

2004
Sales	$ 37.9	$ 42.1	$ 42.9	$ 37.7
Gross profit	9.6	10.1	9.9	9.8
Net income	0.7	0.7	0.7	0.6
Earnings per share - diluted	0.12	0.13	0.13	0.12

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP ("Andersen") served as independent auditors for the fiscal years ended December 31, 1997 through 2001. In response to Andersen's legal problems, on June 3, 2002 the Audit Committee decided, with the approval of the Board of Directors, that effective June 6, 2002 DXP would no longer engage Andersen as independent auditors and that as of June 6, 2002 Hein & Associates LLP were engaged as independent auditors for the year ended December 31, 2002.

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

ITEM 9A. Controls and Procedures

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information in our definitive proxy statement for the 2005 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this report relates (the "Proxy Statement").

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

3. Exhibits:

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

+10.1 DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

+10.2 DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

+10.3 DXP Enterprises, Inc. Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

+10.4 Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO Industries, Inc. and David R. Little (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

+10.5 Promissory Note dated December 31, 2001 in the aggregate principal amount of $915,974.00, made by David R. Little payable to DXP Enterprises, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.6 Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7 Amended and Restated Consolidated Loan and Security Agreement and Modification Agreement dated effective as of June 25, 2003, by and between Fleet Capital Corporation and DXP Enterprises, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.8 Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.9 Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.).

*+10.10 Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan.

*+10.11 Summary Description of Director Compensation.

*+10.12 Summary Description of Executive Officer Cash Bonus Plan.

*+10.13 Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan.

*21.1 Subsidiaries of the Company

*23.1 Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm.

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

+ Indicates a management contract or compensation plan or arrangement.

The Company undertakes to furnish to any shareholder so requesting a copy of any of the exhibits to this Annual Report on Form 10-K upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

INDEPENDENT REGISTERED ACCOUNTING FIRM'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

DXP Enterprises, Inc. and Subsidiaries

Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 18, 2005. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Houston, Texas

February 18, 2005
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. December 31, 2004 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2004 Deducted from assets accounts Allowance for doubtful accounts	$ 1,420	$ 492	$ -	$ 136(1)	$ 1,776
Valuation allowance for deferred tax assets	$ 219	$ -	$ -	$ 141 (2)	$ 78
Year ended December 31, 2003 Deducted from assets accounts Allowance for doubtful accounts	$ 1,235	$ 142	$ -	$ (43)(1)	$ 1,420
Valuation allowance for deferred tax assets	$ 362	$ -	$ -	$ (143) (2)	$ 219
Year ended December 31, 2002 Deducted from assets accounts Allowance for doubtful accounts	$ 1,784	$ 276	$ -	$ 825(1)	$ 1,235
Valuation allowance for deferred tax assets	$ 416	$ -	$ -	$ (54) (2)	$ 362
(1) Uncollectible accounts written off, net of recoveries
(2) Reduction results from expiration or use of state net operating loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.

(Registrant)

By: /s/ DAVID R. LITTLE

David R. Little

Chairman of the Board,

President and Chief Executive Officer

Dated: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name Title Date

/s/ DAVID R. LITTLE Chairman of the Board, President, March 30, 2005

David R. Little Chief Executive Officer and Director

(Principal Executive Officer)

/s/ MAC McCONNELL Senior Vice-President/Finance March 30, 2005

Mac McConnell and Chief Financial Officer

(Principal Financial and Accounting

Officer)

/s/ CLETUS DAVIS Director March 30, 2005

Cletus Davis

/s/ TIMOTHY P. HALTER Director March 30, 2005

Timothy P. Halter

/s/ KENNETH H. MILLER Director March 30, 2005

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

4.3 See Exhibit 3.2 for provisions of the Company's Bylaws defining the rights of security holders.

+10.1 DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

+10.2 DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

+10.3 DXP Enterprises, Inc. Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

+10.4 Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO Industries, Inc. and David R. Little (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

+10.5 Promissory Note dated December 31, 2001 in the aggregate principal amount of $915,974.00, made by David R. Little payable to DXP Enterprises, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.6 Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7 Amended and Restated Consolidated Loan and Security Agreement and Modification Agreement dated effective as of June 25, 2003, by and between Fleet Capital Corporation and DXP Enterprises, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.8 Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.9 Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.).

*+10.10 Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan.

*+10.11 Summary Description of Director Compensation.

*+10.12 Summary Description of Executive Officer Cash Bonus Plan.

*+10.13 Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan.

*21.1 Subsidiaries of the Company

*23.1 Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm.

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

+ Indicates a management contract or compensation plan or arrangement.

Exhibit 10.10

AMENDMENT NUMBER ONE

TO

DXP ENTERPRISES, INC.

1999 EMPLOYEE STOCK OPTION PLAN

By this Agreement, DXP Enterprises, Inc., 1999 Employee Stock Option Plan (herein referred to as the "Plan") is amended as follows, effective June 1, 2004.

Section 4.2 is deleted in its entirety and is replaced by the following:

4.2 Dedicated Shares; Maximum Options. The total number of shares of Stock with respect to which Options may be granted under the Plan is 900,000. The shares of Stock may be treasury shares or authorized but unissued shares. The total number of shares of Stock with respect to which Incentive Options may be granted under the Plan is 900,000 shares. The maximum number of shares subject to Options which may be issued to any person under the Plan during any calendar year is 125,000 shares. If an Optionee's Option is cancelled, the canceled Option continues to be counted against the maximum number of shares of Stock for which Options may be granted to the Optionee under the Plan. The number of shares stated in this Section 4.2 shall be subject to adjustment in accordance with the provisions of Section 4.5. If any outstanding Option expires or terminates for any reason or any Option is surrendered, the shares of stock allocable to the unexercised portion of that Option may again be subject to an Option under the Plan.

DXP Enterprises, Inc.

By: /s/Mac McConnell

Title: Senior Vice President & CFO

Date: June 15, 2004

Exhibit 10.11

SUMMARY DESCRIPTION OF DIRECTOR FEES

DXP pays each non-employee director $2,000 per committee or Board meeting attended, not to exceed $2,000 in the event two or more meetings occur on the same day. In addition, DXP reimburses travel expenses relating to service as a director.

Exhibit 10.12

SUMMARY DESCRIPTION OF THE

EXECUTIVE OFFICER CASH BONUS PLAN

Mr. Michael Wappler and Mr. David C. Vinson earn incentive bonus compensation based upon DXP's profit before tax, excluding sales of fixed assets and extraordinary items. Mr. Wappler earns 1.5% of DXP's annual profit before tax, excluding sales of fixed assets and extraordinary items. Mr. Vinson earns 1.0% of DXP's annual profit before tax, excluding sales of fixed assets and extraordinary items. These bonuses are paid monthly. This bonus program is reviewed by the DXP Compensation Committee when it reviews executive officer compensation.

Exhibit 10.13

AMENDMENT NUMBER TWO

TO

DXP ENTERPRISES, INC.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

By this Agreement, DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (herein referred to as the "Plan") is amended as follows, effective March 1, 2005:

Section 3.1 is deleted in its entirety and is replaced by the following:

Automatic Annual Grants. Subject to the availability under the Plan of a sufficient number of shares of stock that may be issued upon the exercise of outstanding Options, each Non-Employee Director who is a director of the company on any May 15 while this Plan is in effect shall be granted on each May 15 an Option to purchase 10,000 shares of Stock.

DXP Enterprises, Inc.

By: /s/Mac McConnell

Title: Senior Vice President & CFO

Date: March 15, 2005

Exhibit 21.1

SUBSIDIARIES OF THE COMPANY

SEPCO Industries, Inc., a Texas Corporation

Pelican States Supply Company, Inc., a Nevada Corporation

DXP Acquisition, Inc., a Nevada corporation (doing business as Strategic Supply, Inc.)

American MRO, Inc., a Nevada Corporation

Global Pump Service and Supply, LLC, a Texas limited liability company

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As independent public accountants, we hereby consent to the incorporation of our report dated February 18, 2005 included in this Annual Report on Form 10-K, into the Company's previously filed registration statements on Form S-8 (File Nos. 333-61953, 333-92875 and 333-92877).

/s/HEIN & ASSOCIATES LLP

Hein & Associates LLP

Houston, Texas

March 30, 2005

Exhibit 31.1

CERTIFICATIONS

I, David R. Little, the President and Chief Executive Officer of DXP Enterprises, Inc., certify that:

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
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2005

/s/ David R. Little

David R. Little

President and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATIONS

I, Mac McConnell, the Senior Vice President and Chief Financial Officer of DXP Enterprises, Inc., certify that:

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2005

/s/ Mac McConnell

Mac McConnell

Senior Vice President and

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officers of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2005

/s/David R. Little

David R. Little

President and Chief Executive Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2005

/s/Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.