Form 10-Q
period 2005-03-31
DXP ENTERPRISES INC
filed 2005-04-28
CIK 1020710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of April 25, 2005:

Common Stock: 4,116,113

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$ 1,793	$ 2,303
Trade accounts receivable, net of allowances for doubtful accounts
of $1,832 and $1,776, respectively	22,192	19,126
Inventories, net	17,927	16,995
Prepaid expenses and other current assets	1,172	327
Deferred income taxes	994	945
Total current assets	44,078	39,696
Property and equipment, net	8,120	8,261
Deferred income taxes	236	257
Other assets	99	69
Total assets	$ 52,533	$ 48,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,403	$ 1,420
Trade accounts payable	14,570	12,905
Accrued wages and benefits	2,716	2,370
Federal income taxes payable	559	432
Other accrued liabilities	2,662	2,343
Customer advances	156	826
Total current liabilities	22,066	20,296
Long-term debt, less current portion	16,406	14,925
Minority interest in consolidated subsidiary	122	186
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value;
liquidation preference of $100 per share; ($112 at March 31, 2005)
1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2005); 1,000,000 shares authorized;
17,700 shares issued, 15,000 shares outstanding and 2,700
shares in treasury stock	18	18
Common stock, $0.01 par value, 100,000,000 shares authorized;
4,257,760 shares issued; 4,116,113 and 4,030,313 shares outstanding;
and 141,647 and 227,447 shares in treasury stock, respectively	41	41
Paid-in capital	1,851	2,489
Retained earnings	13,925	13,094
Treasury stock	(927)	(1,797)
Notes receivable from shareholders	(970)	(970)
Total shareholders' equity	13,939	12,876
Total liabilities and shareholders' equity	$ 52,533	$ 48,283

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2005	2004
Sales	$ 41,790	$ 37,910
Cost of sales	30,821	28,299
Gross profit	10,969	9,611
Selling, general and administrative expense	9,454	8,335
Operating income	1,515	1,276
Other income	10	17
Interest expense	(244)	(223)
Minority interest in loss of consolidated subsidiary	63	-
Income before taxes	1,344	1,070
Provision for income taxes	490	392
Net income	854	678
Preferred stock dividend	23	23
Net income attributable to common shareholders	$ 831	$ 655

Basic income per share	$ 0.20	$ 0.16
Weighted average common shares outstanding	4,062	4,070
Diluted income per share	$ 0.15	$ 0.12
Weighted average common and common equivalent shares outstanding	5,568	5,514

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
OPERATING ACTIVITIES:
Net income	$ 854	$ 678
Adjustments to reconcile net income to net cash provided
by (used in) activities
Depreciation and amortization	232	236
(Benefit) provision for deferred income taxes	(28)	1
(Gain) on disposal of property and equipment	-	(1)
Minority interest in loss of consolidated subsidiary	(63)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(3,066)	(2,252)
Inventories	(932)	(244)
Prepaid expenses and other current assets	(874)	(736)
Accounts payable and accrued liabilities	1,901	3,225
Net cash (used in) provided by operating activities	(1,976)	907

INVESTING ACTIVITIES:
Purchase of property and equipment	(91)	(27)
Proceeds from sale of equipment	-	1
Net cash (used in) investing activities	(91)	(26)

FINANCING ACTIVITIES:
Proceeds from debt	39,910	36,149
Principal payments on revolving line of credit, long-term debt,
and notes payable to bank	(38,446)	(36,759)
Dividends paid in cash	(23)	(23)
Proceeds from exercise of stock options	116	-
Net cash provided by (used in) financing activities	1,557	(633)
INCREASE (DECREASE) IN CASH	(510)	248
CASH AT BEGINNING OF PERIOD	2,303	636
CASH AT END OF PERIOD	$ 1,793	$ 884

Noncash activities:

Financing activities exclude the exchange on March 31, 2004 of two notes receivable from Mr. Little, Chief Executive Officer, with a face value of $338,591 for 80,619 shares of DXP common stock.

See notes to condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. DXP Enterprises, Inc. (together with its subsidiaries, the "Company" or "DXP") believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

	Three Months Ended
	March 31
	2005	2004
	(in thousands)
Pro forma impact of fair value method (FAS 148)
Reported net income attributable to common shareholders	$ 831	$ 655
Less: fair value impact of employee stock compensation	(2)	(6)
Pro forma net income attributable to common shareholders	$ 829	$ 649

Earnings per common share
Basic - as reported	$ 0.20	$ 0.16
Diluted - as reported	$ 0.15	$ 0.12
Basic - pro forma	$ 0.20	$ 0.16
Diluted - pro forma	$ 0.15	$ 0.12

Weighted average Black-Scholes fair value assumptions\
Risk free interest rate	4.5%	4.0%
Expected life	5 - 10 yrs.	5 - 10 yrs.
Expected volatility	78%	80%
Expected dividend yield	0.0%	0.0%

In December 2004, the FASB released Statement 123R, "Share-Based Payment". Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, and provides expanded guidance on measuring the fair value of share-based payment transactions. Statement 123R is effective for the Company's stock option plans beginning January 1, 2006. While the ultimate impact of applying this guidance cannot be fully predicted at this time, the Company does not expect the impact to be significantly different from that presented in the pro-forma disclosures above.

NOTE 4: INVENTORY

The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 90 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:

	March 31, 2005	December 31, 2004
	(in Thousands)

Finished goods	$ 21,300	$ 20,441
Work in process	426	253
Inventories at FIFO	21,726	20,694
Less - LIFO allowance	(3,799)	(3,699)
Inventories	$ 17,927	$ 16,995

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended
	March 31
	2005	2004
Basic:
Weighted average shares outstanding	4,062,086	4,069,634
Net income	$ 854,000	$ 678,000
Convertible preferred stock dividend	(23,000)	(23,000)
Net income attributable to common shareholders	$ 831,000	$ 655,000
Per share amount	$ 0.20	$ 0.16

Diluted:
Weighted average shares outstanding	4,062,086	4,069,634
Net effect of dilutive stock options - based on the treasury stock method	1,085,684	1,023,884
Assumed conversion of convertible preferred stock	420,000	420,000
Total	5,567,770	5,513,518
Net income attributable to common shareholders	$ 831,000	$ 655,000
Convertible preferred stock dividend	23,000	23,000
Net income for diluted earnings per share	$ 854,000	$ 678,000
Per share amount	$ 0.15	$ 0.12

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

Financial information relating the Company's segments is as follows:

	MRO	Electrical Contractor	Total

2005
Sales	$ 41,228	$ 562	$ 41,790
Operating income	1,469	46	1,515

2004
Sales	$ 37,218	$ 692	$ 37,910
Operating income	1,241	35	1,276

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2005	%	2004	%
	(in thousands, except percentages and per share amounts)

Sales	$ 41,790	100.0	$ 37,910	100.0
Cost of sales	30,821	73.8	28,299	74.6
Gross profit	10,969	26.2	9,611	25.4
Selling, general and administrative expense	9,454	22.6	8,335	22.0
Operating income	1,515	3.6	1,276	3.4
Interest expense	(244)	(0.6)	(223)	(0.6)
Minority interest in loss of consolidated subsidiary	63	0.2	-	-
Other income	10	--	17	--
Income before income taxes	1,344	3.2	1,070	2.8
Provision for income taxes	490	1.2	392	1.0
Net income	$ 854	2.0	$ 678	1.8
Per share amounts
Basic earnings per share	$ 0.20		$ 0.16
Diluted earnings per share	$ 0.15		$ 0.12

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

SALES. Revenues for the quarter ended March 31, 2005, increased $3.9 million, or 10.2%, to approximately $41.8 million from $37.9 million for the same period in 2004. Sales for the MRO Segment increased $4.0 million, or 10.8%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. These increases were partially offset by a $2.9 million decrease in sales of fiberglass reinforced pipe. Sales for the Electrical Contractor segment decreased by $0.1 million, or 18.8%, for the current quarter when compared to same period in 2004. This decrease resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on selling lower margin commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.8% for the first quarter of 2005, when compared to the same period in 2004. Gross profit as a percentage of sales for the MRO segment increased to 26.1% for the three months ended March 31, 2005, from 25.2% in the comparable period of 2004. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 38.8% for the three months ended March 31, 2005, from 31.8% in the comparable period of 2004. This increase resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on selling lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended March 31, 2005, increased by approximately $1.1 million when compared to the same period in 2004. As a percentage of revenue, the 2005 expense increased by approximately 0.6% to 22.6% from 22.0% for 2004. These increases are primarily attributed to increased salaries, incentive compensation, employee benefits and payroll related expenses for the three months ended March 31, 2005 from the same period in 2004.

OPERATING INCOME. Operating income for the first three months of 2005 increased 18.7% when compared to the same period in 2004. Operating income for the MRO segment increased 18.4% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment increased 31.4% as a result of increased gross profit and reduced selling, general and administrative expense.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2005 increased by 9.4% from the same period in 2004. This increase results from an approximate 150 basis point increase in interest rates on our floating rate debt, the effect of which was partially offset by a lower average debt balance for the first three months of 2005 when compared to the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We used $2.0 million of cash in operating activities during the first three months of 2005 as compared to generating $0.9 million in cash in operating activities during the first three months of 2004. This change between the two periods was primarily attributable to larger increases in accounts receivable and inventory and smaller increases in accounts payable and accrued liabilities in the 2005 period compared to the 2004 period.

During the first three months of 2005, the amount available to be borrowed under our loan agreement with our bank lender (the "Credit Facility") increased from $10.0 million at December 31, 2004 to $10.4 million at March 31, 2005. This increase in availability resulted from the increase in accounts receivable and inventory collateral value, partially offset by an increase in long-term debt of $1.5 million during the first three months of 2005. The funds obtained from the increase in long-term debt were used in operations, including increases in prepaid assets, inventory and accounts receivable.

Credit Facility

Under the Credit Facility, all available cash is generally applied to reduce outstanding borrowings, with operations funded through borrowings under the Credit Facility. The Credit Facility consists of a secured line of credit and a secured term loan.

The Credit Facility allows us to elect a rate of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. At March 31, 2005 the prime based interest rate option was prime on the revolving portion of the Credit Facility and prime plus 0.25% on the term portion of the Credit Facility. At March 31, 2005 the LIBOR based interest rate option was LIBOR plus 2.25% on the revolving portion of the Credit Facility and LIBOR plus 2.50% on the term portion of the Credit Facility. The LIBOR interest option resulted in interest rates which were lower than the prime interest option. At March 31, 2005, $13.0 million was borrowed at a weighted average rate of 5.16% under the LIBOR option. The prime rate at March 31, 2005 was 5.75%.

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures April 1, 2006. The Credit Facility is secured by receivables, inventory, real estate and machinery and equipment. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured monthly and require that we maintain a certain cash flow and other financial ratios. At March 31, 2005, we were in compliance with these covenants. In addition to the $1.8 million of cash at March 31, 2005, we had $10.4 million available for borrowings under the Credit Facility at March 31, 2005.

Borrowings
	March 31,	December 31,	Increase
	2005	2004	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 1,403	$ 1,420	$ (17)
Long-term debt, less current portion	16,406	14,925	1,481
Total long-term debt	$ 17,809	$ 16,345	$ 1,464 (2)
Amount available	$10,411(1)	$ 9,998(1)	$ 413 (3)
(1) Represents amount available to be borrowed at the indicated date under the Credit Facility.
(2) The funds obtained from the increase in long-term debt were used in operations, including increased prepaid insurance, inventory and accounts receivable.

(3) The $0.4 million increase in the amount available is primarily a result of an increase in accounts receivable and inventory collateral value, partially offset by the $1.5 million increase in total long-term debt.

Performance Metrics

	March 31,		Increase
	2005	2004	(Decrease)
	(in Days)
Days of sales outstanding	51.7	55.6	(3.9)
Inventory turns	7.0	5.9	1.1

Accounts receivable days of sales outstanding were 51.7 at March 31, 2005 compared to 55.6 at March 31, 2004. The decrease resulted primarily from a change in customer mix, which resulted in faster collection of accounts receivable. Annualized inventory turns were 7.0 at March 31, 2005 compared to 5.9 at March 31, 2004. The improvement resulted from active inventory management and a different sales mix.

Funding Commitments

Our internal cash flow projections indicate our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during 2005. However, we may require additional debt or equity financing to meet our future debt service obligations. Such additional financings may include additional bank debt or the public or private sale of equity or debt securities. In connection with any such financing, we may be required to issue securities that substantially dilute the interest of our shareholders. As described above, all of our Credit Facility matures on or before April 1, 2006. We will need to extend the maturity of, or replace our Credit Facility on or before April 1, 2006. We expect to renew or replace the Credit Facility with a facility with terms at least as favorable as the existing facility; although no assurance can be made that at such time we will be able to secure a new or replacement credit facility on favorable terms, if any.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.2 million as of March 31, 2005. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

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

New Accounting Standards Not Yet Adopted

In December 2004, the FASB released Statement 123R, "Share-Based Payment". Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, and provides expanded guidance on measuring the fair value of share-based payment transactions. Statement 123R is effective for the Company's stock option plans beginning January 1, 2006. While the ultimate impact of applying this guidance cannot be fully predicted at this time, the Company does not expect the impact to be significantly different from that presented in the pro-forma disclosures noted in Note 3 to the Condensed Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at March 31, 2005, a 100 basis point change in interest rates would result in approximately a $154,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the asbestos related litigation or the litigation with BP America Production Company disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

DXP did not repurchase any DXP equity securities during the quarter ended March 31, 2005.

During the quarter ended March 31, 2005, Bryan Wimberly, a former officer of DXP, exercised an option to purchase 48,800 shares of common stock at $1.48 per share. DXP received an aggregate $72,224 of cash consideration. The 48,800 shares issued are unregistered. This transaction did not involve underwriters. DXP considers these shares to have been offered and sold in a transaction not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Dated: April 28, 2005

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

April 28, 2005

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

April 28, 2005

/s/ Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/David R. Little

David R. Little

President and Chief Executive Officer

April 28, 2005

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/Mac McConnell

Mac McConnell

Chief Financial Officer

April 28, 2005

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.