Form 10-K/A
period 2004-12-31
DXP ENTERPRISES INC
filed 2005-05-02
CIK 1020710

3: UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21513

DXP Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

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

Number of shares of registrant's Common Stock outstanding as April 25, 2005: 4,116,113.

Documents incorporated by reference: None.

This Amendment is filed pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K for the Company's fiscal year ended December 31, 2004.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following section sets forth the names, age and background of each director and named executive officers as of the date of this report.
NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	53
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	51
J. Michael Wappler	Senior Vice President/Sales and Marketing	52
David C. Vinson	Senior Vice President/Operations	54
Cletus Davis	Director	75
Kenneth H. Miller	Director	66
Timothy P. Halter	Director	39

David R. Little. Mr. Little has served as Chairman of the Board, President and Chief Executive Officer of DXP since its organization in 1996 and also has held these positions with SEPCO Industries, Inc., a wholly owned subsidiary of the Company ("SEPCO"), since he acquired a controlling interest in SEPCO in 1986. Mr. Little has been employed by SEPCO since 1975 in various capacities, including Staff Accountant, Controller, Vice President/Finance and President.

Mac McConnell. Mr. McConnell was elected Senior Vice President/Finance and Chief Financial Officer in September 2000. From February 1998 until September 2000, Mr. McConnell served as Senior Vice President, Chief Financial Officer and a director of Transportation Components, Inc., a NYSE listed distributor of truck parts. From December 1992 to February 1998, he served as Chief Financial Officer of Sterling Electronics Corporation, a NYSE listed electronics parts distributor, which was acquired by Marshall Industries, Inc., in 1998. From 1990 to 1992, Mr. McConnell was Vice President-Finance of Interpak Holdings, Inc., a publicly traded company involved in packaging and warehousing thermoplastic resins. From 1976 to 1990, he served in various capacities, including partner, with Ernst & Young LLP.

J. Michael Wappler. Mr. Wappler was elected Senior Vice President/Sales and Marketing in October 2000. Mr Wappler has served in various capacities with DXP since his employment in 1986, including Senior Vice President/Operations and Vice President/Corporate Development.

David C. Vinson. Mr. Vinson was elected Senior Vice President/Operations in October 2000. From 1996 until October 2000, Mr. Vinson served as Vice President/Traffic, Logistics and Inventory. Mr. Vinson has served in various capacities with DXP since his employment in 1981.

Cletus Davis. Mr. Davis has served as a Director of DXP since 1996. Mr. Davis is an attorney practicing in the areas of commercial real estate, banking, corporate, estate planning and general litigation and is also a trained mediator. From May 1988 to February 1992, Mr. Davis was a member of the law firm of Wood, Lucksinger & Epstein. Since March 1992, Mr. Davis has practiced law with the law firm of Cletus Davis, P.C.

Timothy P. Halter. Mr. Halter has served as a Director of DXP since July 2001. Mr. Halter is the President of Halter Financial Group, Inc., a position he has held since 1995. Halter Financial Group is a Dallas, Texas based consulting firm specializing in the areas of mergers, acquisitions and corporate finance. During 2001, 2002, and 2003, Mr. Halter was also a Registered Representative with Founder's Equity Securities, Inc., a NASD member firm. In 2003, Mr. Halter terminated his relationship with Founder's Equity Securities, Inc. During February 2004, Mr. Halter became President of Boulder Acquisition Corp., a public company which is listed on the over the counter bulletin board and is not currently conducting business operations.

Kenneth H. Miller. Mr. Miller has served as a Director of DXP since 1996. Mr. Miller also served as a Director of SEPCO from April 1989 to 1996. Mr. Miller is a Certified Public Accountant and has been a solo practitioner since 1983.

The Board has determined that Cletus Davis, Timothy Halter and Kenneth Miller are each "independent" within the requirements of the NASDAQ listing standards.

All officers of DXP hold office until the regular meeting of directors following the annual meeting of shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Audit Committee

DXP has a separately-designated standing Audit Committee, which assists the Board in fulfilling its responsibilities for general oversight of the integrity of DXP's financial statements, DXP's compliance with legal and regulatory requirements, the independent auditors' qualifications and independence, and the performance of DXP's independent auditors. Messrs. Davis, Miller and Halter are members of the Audit Committee. Among other things, the Audit Committee prepares the Audit Committee report for inclusion in the annual proxy statement; annually reviews the Audit Committee charter; appoints, evaluates and determines the compensation of DXP's independent auditors; reviews and approves the scope of the annual audit, the audit fee and the financial statements; reviews DXP's disclosure controls and procedures, internal controls, internal audit function, and corporate policies with respect to financial information; oversees investigations into complaints concerning financial matters; and reviews other risks that may have a significant impact on DXP's financial statements. The Audit Committee works closely with management as well as DXP's independent auditors. The Audit Committee has the further responsibility of overseeing DXP's Business Ethics Policy. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from DXP for outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

The Board has determined that Audit Committee member Kenneth H. Miller is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended and is independent within the meaning of the NASDAQ listing standards. The charter of the Audit Committee is available on DXP's website at http://www.DXPE.com.

Code of Ethics

DXP has adopted a code of business conduct and ethics for directors, officers (including DXP's principal executive officer, principal financial officer and controller) and employees, known as the Business Ethics Policy. The Business Ethics Policy is available on DXP's website at http://www.DXPE.com. DXP intends to post amendments to or waivers, if any, from its Business Ethics Policy (to the extent applicable to DXP's principal executive officer, principal financial officer or controller, or persons performing similar functions) at the same location on the DXP website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires DXP's officers, directors and persons who own more than 10% of a registered class of DXP equity securities to file statements on Form 3, Form 4, and Form 5 with the Securities and Exchange Commission regarding ownership. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports which they file. Based solely on a review of copies of such reports furnished to us we believe that all filing requirements were met during the fiscal year ended December 31, 2004.

ITEM 11. Executive Compensation

Summary of Compensation

Set forth in the following table is certain compensation information concerning our Chief Executive Officer and each of our other most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended December 31, 2004, exceeded $100,000.
SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION			LONG TERM COMPEN-SATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY (1) ($)	BONUS ($)	OTHER ANNUAL COMPEN- SATION ($)(2)	SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPEN-SATION (3) ($)
David R. Little President and Chief Executive Officer	2004 2003 2002	348,000 276,262 279,973	318,803 225,518 131,661	1,200 -- --	-- -- 175,000	4,100 6,000 5,500
Mac McConnell Senior V.P. Finance and Chief Financial Officer	2004 2003 2002	172,395 152,408 152,389	32,820 24,195 19,749	-- -- --	-- -- --	2,988 3,016 3,447
J. Michael Wappler Senior V.P. Sales & Marketing	2004 2003 2002	140,617 125,693 126,129	65,641 48,389 39,498	-- -- --	-- -- --	1,735 1,624 3,014
David C. Vinson Senior V.P. Operations	2004 2003 2002	149,000 133,708 133,408	43,760 32,260 26,332	-- -- --	-- -- --	3,275 2,042 3,263
  Salary information includes base salary and automobile allowance. For 2004, the car allowance for Mr. Little was $48,000.
  The amount reported for Mr. Little as Other Annual Compensation is an estimate of the incremental cost of personal use of the DXP airplane.
  Amounts of "All Other Compensation" reflect matching contributions pursuant to our 401K plan.

Stock Option Exercises and December 31, 2004 Stock Option Value Table

The following table shows certain information concerning options exercised during 2004 by the named executive officers and the number and value of unexercised options at December 31, 2004. DXP has not granted stock appreciation rights. The values of unexercised in-the-money stock options at December 31, 2004 as shown below are presented pursuant to Securities and Exchange Commission rules. Any amount realized upon exercise of stock options will depend upon the market price of DXP common stock at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money options reflected in this table will be realized.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at FY-End ($) (1) Exercisable/Unexercisable
David R. Little	--	--	1,075,000/--	$3,469,750/--
Mac McConnell	--	--	180,000/20,000	$619,200/$68,800
David C. Vinson	25,000	76,295	29,000/--	$81,990/--
J. Michael Wappler	--	--	58,000/--	$208,980/--
(1) Closing price of common stock on December 31, 2004 ($4.81) less exercise price

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the Dow Jones Industrial Services Index, the Nasdaq Industrial Index and the Nasdaq Composite (US). The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 1999, and that all dividends were reinvested.

As of December 31, 2003, Dow Jones discontinued the Dow Jones Industrial Services Index previously used by DXP. Because the Dow Jones Industrial Services Index was discontinued, information as to that index was calculated based on the performance of its constituent companies during 2004. DXP has selected as a replacement the Nasdaq Industrial Index.
	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
DXP Enterprises, Inc.	$100	$26	$45	$45	$168	$197
DJ Industrial Services	$100	$64	$65	$48	$59	$67
Nasdaq Composite	$100	$61	$48	$33	$49	$54
Nasdaq Industrial	$100	$67	$63	$47	$73	$84

Compensation of Directors

DXP pays each non-employee director $2,000 per committee or Board meeting attended, not to exceed $2,000 in the event two or more meetings occur on the same day. In addition, DXP reimburses travel expenses relating to service as a director. In 2004, Messrs. Davis, Halter and Miller each received $8,000 for attendance at board and committee meetings.

Employment Agreements

The Company has entered into an employment agreement (the "Little Employment Agreement"), effective January 1, 2004, as amended, with Mr. Little. The Little Employment Agreement is for a term of three years, renewable annually for a term to extend three years from such renewal date. The Little Employment Agreement provides for compensation in a minimum amount of $300,000 per annum, to be reviewed at least annually for possible increases, monthly bonuses equal to 5% of the profit before tax of DXP as shown on the books and records of DXP at the end of each month, a $4,000 per month car allowance, and other perquisites in accordance with DXP policy. In the event Mr. Little terminates his employment for "Good Reason" (as defined therein), or is terminated by the Company for other than "Good Cause" (as defined therein), Mr. Little would receive a cash lump sum payment equal to the sum of (i) the base salary for the remainder of the employment period under the Little Employment Agreement, (ii) an amount equal to the sum of the most recent 12 months of bonus paid to him, (iii) two times the sum of his current annual base salary plus the total of the most recent 12 months of bonuses, (iv) all compensation previously deferred and any accrued interest thereon, and any accrued vacation pay not yet paid by the Company, and (v) continuation of benefits under the Company's benefit plans for the current employment period. Mr. Little is also entitled under the Little Employment Agreement to certain gross-up payments if an excise tax is imposed pursuant to Section 4999 of the Code, which imposes an excise tax on certain severance payments in excess of three times an annualized compensation amount following certain changes in control or any payment of distribution made to him.

DXP has entered into an employment agreement (the "McConnell Employment Agreement"), effective as of October 1, 2000, with Mr. McConnell. The McConnell Employment Agreement is for a term of one year, renewable automatically for a one-year term. The McConnell Employment Agreement provides for (i) base salary ("Salary") in the minimum amount of $150,000 per annum, and (ii) other perquisites in accordance with DXP policy. The McConnell Employment Agreement provides for a bonus: Mr. McConnell is entitled to a quarterly bonus of three quarters of one percent of the quarterly profit before tax of DXP, excluding sales of fixed assets and extraordinary items. The aggregate of the quarterly bonuses in any one year may not exceed twice the annual base salary. In the event Mr. McConnell terminates his employment for "Good Reason" (as defined therein), or is terminated by DXP for other than "Cause" (as defined therein), he would receive (i) 12 monthly payments each equal to one month of the current Salary, (ii) a termination bonus equal to the previous four quarterly bonuses and (iii) any other payments due through the date of termination. In the event Mr. McConnell dies, becomes disabled, or terminates the McConnell Employment Agreement with notice or the McConnell Employment Agreement is terminated by DXP for Cause, Mr. McConnell or Mr. McConnell's estate, as applicable, would receive all payments then due him under the McConnell Employment Agreement through the date of termination.

Compensation Committee Report

The Compensation Committee is composed of Cletus Davis, Timothy Halter and Kenneth Miller. The purpose of the Compensation Committee is to review, approve and make recommendations to the Board on matters regarding the compensation of officers, directors, employees, consultants and agents of DXP and act as the administrative committee for any stock plans of DXP. The Compensation Committee makes its compensation decisions based upon its own research and analysis. The Compensation Committee has the authority to obtain advice and assistance from, and receive appropriate funding from DXP for, compensation consultants, legal, accounting and other advisors as the Compensation Committee deems necessary to carry out its duties.

The Compensation Committee believes that DXP's success depends upon a highly qualified and stable management team. DXP believes that the stability of a management team is important to its success and has adopted a strategy to (i) compensate its executive officers through a stable base salary set at a sufficiently high level to retain and motivate such officers, (ii) link a portion of their compensation to their individual and DXP's performance and (iii) provide a portion of their compensation in a manner that aligns the financial interests of DXP's executive officers with those of DXP's shareholders.

The major components of DXP's executive compensation program consist of base salary, incentive compensation tied to DXP's performance and equity participation in the form of stock ownership and stock options.

Base Salary

Base salaries for executives are influenced by both objective and subjective criteria. Salaries are determined by reviewing the executive level of responsibility, tenure, prior year compensation and effectiveness of the management team. In setting compensation levels for positions other than the Chief Executive Officer, the Compensation Committee considers recommendations from the Company's Chief Executive Officer. The Compensation Committee believes executive base salaries and incentive compensation for 2004 were reasonable based upon the duties and responsibilities of those executives.

Incentive Compensation

The Compensation Committee believes incentive compensation tied to DXP's performance is a key component of executive compensation. The incentive compensation for the executive officers ranges from 0% to 200% of the base salary portion of their annual compensation package. The Compensation Committee believes this type of incentive compensation motivates the executive to focus on the DXP's performance. Additionally, poor performance by DXP results in lower compensation for the executives.

Stock Options and Restricted Stock

The Compensation Committee believes equity participation is a key component of the executive compensation program. Stock options and restricted stock are granted to executives based upon the officer's past and anticipated contribution to the growth and profitability of DXP. The Compensation Committee also believes that the granting of stock options enhances shareholder value by aligning the financial interests of the executive with those of the shareholders.

Chief Executive Officer's 2004 Compensation

Mr. Little's annual salary for 2004 was $300,000, an increase of $30,000 from $270,000 for 2003. Mr. Little's base compensation had not previously been adjusted in several years. Mr. Little's compensation program includes an incentive bonus of 5% of DXP's profit before tax. This incentive bonus amounted to $218,803 for 2004. The incentive bonus directly links a significant portion of Mr. Little's compensation to DXP's profit before tax. In recognition of the 37% increase in DXP's income before taxes in 2004 from 2003, the Compensation Committee awarded Mr. Little a discretionary bonus of $100,000 for 2004.

The undersigned members of the Compensation Committee have submitted this report to the Board.

Kenneth H. Miller, Chairman

Cletus Davis

Timothy P. Halter

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 29, 2005, with respect to (i) persons known to DXP to be beneficial holders of five percent or more of either the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) named executive officers and directors of DXP and (iii) all executive officers and directors of DXP as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock listed below.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2)

NAME & ADDRESS OF BENEFICIAL OWNER (1)
COMMON STOCK
		%	SERIES A PREFERRED STOCK	%	SERIES B PREFERRED STOCK	%
David C. Vinson (3)	2,071,593	45.5%			15,000	100.0%
David R. Little (4)	1,393,483	26.8%
J. Michael Wappler (5)	145,825	3.5%
Mac McConnell (6)
	214,465	5.0%
Timothy P. Halter,Director (7)	89,431	2.1%
Kenneth H. Miller, Director (8)	14,250	0.3%
Cletus Davis, Director (9)	36,600	0.9%
All executive officers, directors and nominees as a group (7 persons) (10)	3,965,647	66.2%			15,000	100.0%
Donald E. Tefertiller			374	33.3%
Norman O. Schenk			374	33.3%
Charles E. Jacob			187	16.7%
Ernest E. Herbert			187	16.7%

  Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of March 31, 2005 have been exercised or converted. The business address for all listed beneficial owners is 7272 Pinemont, Houston, Texas, 77040, unless otherwise noted.

  Unless otherwise noted, DXP believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock beneficially owned by them.

  Includes 1,632,177 shares of Common Stock and 15,000 shares of Series B Preferred Stock owned by the Kacey Joyce, Andrea Rae and Nicholas David Little 1988 Trusts (the "Trusts") for which Mr. Vinson serves as trustee. Because of this relationship, Mr. Vinson may be deemed to be the beneficial owner of such shares and the 420,000 shares of Common Stock issuable upon conversion of the 15,000 shares of Series B Preferred Stock held by the Trusts. Also includes 14,000 shares of Common Stock to issuable to Mr. Vinson upon exercise of options.

  Includes 1,075,000 shares of Common Stock issuable to Mr. Little upon exercise of options.
  Includes 58,000 shares of Common Stock issuable to Mr. Wappler upon exercise of options.
  Includes 180,000 shares of Common Stock issuable to Mr. McConnell upon exercise of options.
  Includes 76,000 shares of Common Stock issuable to Mr. Halter upon exercise of options.
  Includes 14,000 shares of Common Stock issuable to Mr. Miller upon exercise of options.
  Includes 36,000 shares of Common Stock issuable to Mr. Davis upon exercise of options.
  See notes (1) through (9).

The following table provides information regarding shares covered by the Company's equity compensation plans as of December 31, 2004:
Plan category	Number of Shares to be Issued on Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	806,567		$ 2.11	582,433	(1)
Equity compensation plans not approved by shareholders	916,800	(2)	1.71	N/A
Total	1,723,367		$ 1.90	582,433

  Included are 115,000, 65,990 and 401,443 shares that may be issued under the DXP Enterprises, Inc. Director Stock Option Plan, the DXP Enterprises, Inc. Long-term Incentive Plan and the DXP Enterprises, Inc. 1999 Employee Stock Option Plan, respectively.

  Included are shares which may be issued under five grants of options. All of the options are fully vested. Options to purchase 800,000 shares at $1.80 per share, 48,800 at $1.48 per share, 50,000 shares at $0.65 per share, and 9,000 shares at $1.23 per share and 9,000 shares at $1.23 per share expire in 2005, 2005, 2006, 2011 and 2011, respectively.

ITEM 13. Certain Relationships and Related Transactions

A company wholly owned by Mr. Wappler is reimbursed by DXP for Mr. Wappler's and other DXP employees' business use of a plane owned and operated by such company. During 2004, DXP reimbursed such company for an aggregate of $17,325 for business use of the plane during 2004.

Mr. Vinson is the trustee of three trusts for the benefit of Mr. Little's children, each of which holds 544,059 shares of Common Stock and 5,000 shares of Series B Preferred Stock. Mr. Vinson exercises sole voting and investment power over the shares held by such trusts.

Mr. Little has personally guaranteed up to $500,000 of the obligations of DXP under its credit facility.

Prior to 2002, the Board had approved DXP making advances and loans to Mr. Little. During 2001 the advances and loans to Mr. Little were consolidated into three notes receivable, each bearing a fixed rate of interest of 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. On March 31, 2004 and as approved by the Board, DXP exchanged two of the notes receivable from Mr. Little with a face value of $338,591, including accrued interest, for 80,619 shares of Common Stock held by three trusts for the benefit of Mr. Little's children. The shares were valued at the $4.20 per share closing market price on March 31, 2004. The total balance of the notes was $880,000 and $1,239,000 at December 31, 2004 and 2003, respectively. During 2004 Mr. Little paid $35,878 of accrued interest and $23,736 of principal to DXP. The largest aggregate balance of the notes outstanding during 2004 was $1,239,000. The balance of the notes outstanding at April 25, 2005 was $880,000. The note is partially secured by 224,100 shares of DXP common stock and options to purchase 800,000 shares of DXP common stock.

ITEM 14. Principal Accounting Fees and Services.

Hein & Associates LLP ("Hein") served as independent auditors for the fiscal year ended December 31, 2004. Hein has been engaged by the Audit Committee to review DXP's unaudited interim financial information before DXP files its Forms 10-Q during 2005. The Audit Committee expects to engage Hein as independent auditors for the year ended December 31, 2005 at its Audit Committee Meeting in August 2005. Representatives of Hein are expected to be present at the annual meeting of shareholders, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

Arthur Andersen LLP ("Andersen") served as independent auditors for the fiscal years ended December 31, 1997 through 2001. In response to Andersen's legal problems, on June 3, 2002 the Audit Committee decided, with the approval of the Board of Directors, that effective June 6, 2002 DXP would no longer engage Andersen as independent auditors and that as of June 7, 2002 Hein would be appointed as independent auditors for the year ended December 31, 2002.

The reports of Andersen on DXP consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During DXP's fiscal year ended December 31, 2001 and through June 6, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference thereto in connection with its report on DXP's financial statements for such periods; and there were no "reportable events" as such term is used in Item 304(a)(1)(v) of Regulation S-K.

DXP provided Andersen with a copy of the foregoing disclosures. A letter from Andersen was included as Exhibit 16 to Form 8-K, filed June 6, 2002, stating its agreement with such statements.

During the fiscal year ended December 31, 2001 and through June 6, 2002, DXP did not consult Hein & Associates LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Fees Incurred by DXP for Hein & Associates LLP

The following table shows the fees paid or accrued by DXP for the audit and other services provided by Hein & Associates LLP for fiscal 2003 and 2004.
	2003	2004
Audit Fees (1)	$97,500	$102,500
Audit-Related Fees	--	--
Tax Fees (2)	40,890	38,297
All Other Fees	--	--
Total	$138,390	$140,797

The Audit Committee considers the provision of services by Hein not related to the audit of DXP's financial statements and the review of DXP's interim financial statements when evaluating Hein's independence.

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by DXP's independent auditors and associated fees up to a maximum for any one non-audit service of $10,000, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. During 2004 all audit-related and non-audit services were pre-approved by the Audit Committee.

_______________________________

  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

  Tax fees represent fees for professional services provided in connection with federal and state tax compliance.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(c) Exhibits

Exhibit No. Title of Document

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32.1 Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.

(Registrant)

/s/ DAVID R. LITTLE

David R. Little

Chairman of the Board, President,

Chief Executive Officer and Director

(Principal Executive Officer)

Date: May 2, 2005

Exhibit 31.1

CERTIFICATIONS

I, David R. Little, the President and Chief Executive Officer of DXP Enterprises, Inc., certify that:

  I have reviewed this annual report on Form 10-K/A of DXP Enterprises, Inc.;
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

Dated: May 2, 2005

/s/ David R. Little

David R. Little

President and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATIONS

I, Mac McConnell, the Senior Vice President and Chief Financial Officer of DXP Enterprises, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of DXP Enterprises, Inc.;

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

Dated: May 2, 2005

/s/ Mac McConnell

Mac McConnell

Senior Vice President and

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officers of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 2, 2005

/s/David R. Little

David R. Little

President and Chief Executive Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 2, 2005

/s/Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.