Form 10-Q
period 2005-06-30
DXP ENTERPRISES INC
filed 2005-08-15
CIK 1020710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

713/996-4700

Registrant's telephone number, including area code)

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

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2005:

Common Stock: 4,252,063

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$ 2,055	$ 2,303
Trade accounts receivable, net of allowances for doubtful accounts
of $1,897 and $1,776, respectively	22,093	19,126
Inventories, net	18,604	16,995
Prepaid expenses and other current assets	831	327
Deferred income taxes	1,027	945
Total current assets	44,610	39,696
Property and equipment, net	7,488	8,261
Deferred income taxes	215	257
Other assets	53	69
Total assets	52,366	$ 48,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 221	$ 1,420
Trade accounts payable	15,114	12,905
Accrued wages and benefits	3,601	2,370
Federal income taxes payable	722	432
Other accrued liabilities	2,352	2,343
Customer advances	262	826
Total current liabilities	22,272	20,296
Long-term debt, less current portion	14,233	14,925
Minority interest in consolidated subsidiary	89	186
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value;
liquidation preference of $100 per share; ($112 at June 30, 2005)
1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2005); 1,000,000 shares authorized;
17,700 shares issued, 15,000 shares outstanding and 2,700 shares in treasury stock at December 31, 2004; 15,000 shares issued and
outstanding at June 30, 2005	15	18
Common stock, $0.01 par value, 100,000,000 shares authorized;
4,257,760 shares issued; 4,231,313 and 4,030,313 shares outstanding;
and 26,447 and 227,447 shares in treasury stock, respectively	41	41
Paid-in capital	1,467	2,489
Retained earnings	15,378	13,094
Treasury stock	(160)	(1,797)
Notes receivable from shareholders	(970)	(970)
Total shareholders' equity	15,772	12,876
Total liabilities and shareholders' equity	$ 52,366	$ 48,283

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Sales	$ 45,462	$ 42,055	$ 87,252	$ 79,965
Cost of sales	33,218	31,995	64,039	60,294
Gross profit	12,244	10,060	23,213	19,671
Selling, general and administrative expense	9,741	8,749	19,195	17,084
Operating income	2,503	1,311	4,018	2,587
Other income	17	12	27	29
Interest expense	(273)	(211)	(517)	(434)
Minority interest in loss of consolidated subsidiary	34	-	97	-
Income before taxes	2,281	1,112	3,625	2,182
Provision for income taxes	804	398	1,294	790
Net income	1,477	714	2,331	1,392
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 1,455	$ 692	2,286	$ 1,347

Basic income per share	$ 0.35	$ 0.17	$ 0.56	$ 0.33
Weighted average common shares outstanding	4,167	3,992	4,115	4,031
Diluted income per share	$ 0.26	$ 0.13	$ 0.41	$ 0.25
Weighted average common and common equivalent shares outstanding	5,741	5,454	5,684	5,475

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30
	2005	2004
OPERATING ACTIVITIES:
Net income	$ 2,331	$ 1,392
Adjustments to reconcile net income to net cash provided
by (used in) activities
Depreciation	474	472
(Benefit) provision for deferred income taxes	(40)	8
(Gain) on disposal of property and equipment	-	(1)
Minority interest in loss of consolidated subsidiary	(97)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,967)	(3,616)
Inventories	(1,950)	(108)
Prepaid expenses and other current assets	(489)	(523)
Accounts payable and accrued liabilities	3,497	1,537
Net cash provided by (used in) operating activities	759	(839)

INVESTING ACTIVITIES:
Purchase of property and equipment	(291)	(68)
Proceeds from sale of property and equipment	932	1
Net cash provided by (used in) investing activities	641	(67)

FINANCING ACTIVITIES:
Proceeds from debt	86,865	78,680
Principal payments on revolving line of credit, long-term debt,
and notes payable to bank	(88,756)	(77,402)
Dividends paid in cash	(45)	(45)
Proceeds from exercise of stock options	288	25
Net cash (used in) provided by financing activities	(1,648)	1,258
(DECREASE) INCREASE IN CASH	(248)	352
CASH AT BEGINNING OF PERIOD	2,303	636
CASH AT END OF PERIOD	$ 2,055	$ 988

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Pro forma impact of fair value method (FAS 148)
Reported net income attributable to common shareholders	$ 1,455	$ 692	$ 2,286	$ 1,347
Less: fair value impact of employee stock compensation	(109)	(7)	(111)	(13)
Pro forma net income attributable to common shareholders	$ 1,346	$ 685	$ 2,175	$ 1,334

Earnings per common share
Basic - as reported	$ 0.35	$ 0.17	$ 0.56	$ 0.33
Diluted - as reported	$ 0.26	$ 0.13	$ 0.41	$ 0.25
Basic - pro forma	$ 0.32	$ 0.17	$ 0.53	$ 0.33
Diluted - pro forma	$ 0.24	$ 0.13	$ 0.39	$ 0.25

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.14%	4.0%	4.14%	4.0%
Expected life	5--10 yrs.	5-10 yrs.	5-10 yrs.	5-10 yrs.
Expected volatility	75%	80%	75%	80%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

	June 30, 2005	December 31, 2004
	(in Thousands)

Finished goods	$ 21,531	$ 20,441
Work in process	1,000	253
Inventories at FIFO	22,531	20,694
Less - LIFO allowance	(3,927)	(3,699)
Inventories	$ 18,604	$ 16,995

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Weighted average shares outstanding	4,167,102	3,991,549	4,114,884	4,030,592
Net income	$1,477,000	$ 714,000	$ 2,331,000	$1,392,000
Convertible preferred stock dividend	(22,000)	(22,000)	(45,000)	(45,000)
Net income attributable to common shareholders	$ 1,455,000	$ 692,000	$ 2,286,000	$ 1,347,000
Per share amount	$ 0.35	$ 0.17	$ 0.56	$ 0.33

Diluted:
Weighted average shares outstanding	4,167,102	3,991,549	4,114,884	4,030,592
Net effect of dilutive stock options - based on the treasury stock method	1,154,241	1,042,251	1,149,567	1,024,369
Assumed conversion of convertible preferred stock	420,000	420,000	420,000	420,000
Total	5,741,343	5,453,800	5,684,451	5,474,961
Net income attributable to common shareholders	$ 1,455,000	$ 692,000	$ 2,286,000	$ 1,347,000
Convertible preferred stock dividend	22,000	22,000	45,000	45,000
Net income for diluted earnings per share	$1,477,000	$ 714,000	$ 2,331,000	$ 1,392,000
Per share amount	$ 0.26	$ 0.13	$ 0.41	$ 0.25

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

Financial information relating to the Company's segments is as follows:
	Three Months Ended June 30,			Six Months Ended June 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2004
Sales	41,439	$ 616	$ 42,055	$78,657	$ 1,308	$ 79,965
Operating income	1,237	74	1,311	2,478	109	2,587
Income before tax	1,045	67	1,112	2,086	96	2,182

2005
Sales	$ 44,893	$ 569	$ 45,462	$86,121	$ 1,131	$ 87,252
Operating income	2,453	50	2,503	3,922	96	4,018
Income before tax	2,239	42	2,281	3,538	87	3,625

NOTE 7: NEW CREDIT FACILITY

On August 2, 2005 the Company entered into a credit agreement (the "Facility") with Wells Fargo Bank. The Facility consists of a revolving credit facility that provides a $30 million line of credit to the Company. This new line of credit replaces the Company's prior credit facility, which was last amended and restated on June 25, 2003 and consisted of a term loan and revolving credit facility.

The new Facility expires on July 31, 2009. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter-end. EBITDA is defined under the Facility ("Credit Facility Adjusted EBITDA") for financial covenant purposes as net profit before tax, plus interest expense (net of capitalized interest expense), depreciation expense and amortization, inclusive of any acquisitions.

The Company's borrowings and letters of credit outstanding under the Facility at each month-end must be less than a borrowing base measured as of the same month-end. The borrowing base is defined under the Facility as the sum of 85% of the Company's eligible accounts receivable and 55% of eligible inventory, with advances against inventory at no time exceeding more than 50% of the total borrowing base. The Company's borrowing and letter of credit capacity under the Facility at any given time is $30 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The borrowing base for the Facility calculated as of June 30, 2005 was $26.8 million.

The Facility provides for interest at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. The initial LIBOR based rate is LIBOR plus 75 basis points. The initial prime based rate is prime minus 175 basis points. Commitment fees of .125 percent per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time. Borrowings under the Facility are secured by all of the Company's accounts receivable, inventory and general intangibles.

The Facility's principal financial covenants include:

Fixed Charge Coverage Ratio - The Facility requires that the Fixed Charge Coverage Ratio be not less than 2.0 to 1.0 as of each fiscal quarter end, determined on a rolling four quarters basis, with "Fixed Charge Coverage Ratio" defined as the aggregate of net profit after taxes plus depreciation expense, amortization expense, and cash capital contributions minus dividends and distributions divided by the aggregate of the current maturity of long-term debt and capitalized lease payments.

Debt to Credit Facility Adjusted EBITDA - The Facility requires that the Company's ratio of Total Funded Debt to Credit Facility Adjusted EBITDA, determined on a rolling four quarters basis, not exceed 4.0 to 1.0 as of each quarter end. Total Funded Debt is defined under the Facility for financial covenant purposes as the sum of all obligations for borrowed money (excluding subordinated debt) plus all capital lease obligations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Sales	$45,462	100.0	$42,055	100.0	$87,252	100.0	79,965	100.0
Cost of sales	33,218	73.1	31,995	76.1	64,039	73.4	60,294	75.4
Gross profit	12,244	26.9	10,060	23.9	23,213	26.6	19,671	24.6
Selling, general & administrative	9,741	21.4	8,749	20.8	19,195	22.0	17,084	21.4
Operating income	2,503	5.5	1,311	3.1	4,018	4.6	2,587	3.2
Interest expense	(273)	(0.6)	(211)	(0.5)	(517)	(0.6)	(434)	(0.5)
Minority interest	34	0.1	--	--	97	0.1	--	--
Other income	17	--	12	--	27	--	29	--
Income before income taxes	2,281	5.0	1,112	2.6	3,625	4.1	2,182	2.7
Provision for income taxes	804	1.8	398	0.9	1,294	1.5	790	1.0
Net income	$ 1,477	3.2	$ 714	1.7	$2,331	2.6	$1,392	1.7
Per share amounts
Basic earnings per share	$ 0.35		$ 0.17		$ 0.56		$ 0.33
Diluted earnings per share	$ 0.26		$ 0.13		$ 0.41		$ 0.25

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

SALES. Revenues for the quarter ended June 30, 2005, increased $3.4 million, or 8.1%, to approximately $45.5 million from $42.1 million for the same period in 2004. Sales for the MRO Segment increased $3.5 million, or 8.3%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. These increases were partially offset by a $1.8 million decrease in sales of fiberglass reinforced pipe. Sales for the Electrical Contractor segment decreased by $0.1 million, or 7.6%, for the current quarter when compared to the same period in 2004. This decrease resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on selling lower margin commodity type electrical products.

GROSS PROFIT. Gross profit for the second quarter of 2005 increased 21.7% compared to the same period in 2004. Gross profit as a percentage of sales increased by approximately 3.0% for the second quarter of 2005, when compared to the same period in 2004. Gross profit as a percentage of sales for the MRO segment increased to 26.8% for the three months ended June 30, 2005, from 23.7% in the comparable period of 2004. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. The 2004 period included certain large sales of products for offshore energy production with lower than average margins. In 2005 we have replaced those sales with smaller, higher margin sales. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 39.7% for the three months ended June 30, 2005, from 40.9% in the comparable period of 2004. This decrease resulted from a change in product mix.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended June 30, 2005, increased by approximately $1.0 million when compared to the same period in 2004. As a percentage of revenue, the 2005 expense increased by approximately 0.6% to 21.4% from 20.8% for 2004. These increases are primarily attributed to increased salaries, incentive compensation, employee benefits and payroll related expenses for the three months ended June 30, 2005 from the same period in 2004. Salaries have increased partially as a result of hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit. The majority of our employees receive incentive compensation which is based upon gross profit. Selling, general and administrative expense as a percentage of gross profit declined in the 2005 period compared to the 2004 period.

OPERATING INCOME. Operating income for the second quarter of 2005 increased 90.9% when compared to the same period in 2004. Operating income for the MRO segment increased 98.3% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment decreased 32.4% as a result of decreased gross profit.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2005 increased by 29.4% from the same period in 2004. This increase results from an approximate 200 basis point, or approximately 50%, increase in interest rates on our floating rate debt, the effect of which was partially offset by a lower average debt balance for the second quarter of 2005 when compared to the second quarter of 2004.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

SALES. Revenues for the six months ended June 30, 2005, increased $7.3 million, or 9.1%, to approximately $87.3 million from $80.0 million for the same period in 2004. Sales for the MRO Segment increased $7.5 million, or 9.5%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. These increases were partially offset by a $4.7 million decrease in sales of fiberglass reinforced pipe. Sales for the Electrical Contractor segment decreased by $0.2 million, or 13.5%, for the current six months when compared to same period in 2004. This decrease resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on selling lower margin commodity type electrical products.

GROSS PROFIT. Gross profit for the first six months of 2005 increased 18.0% compared to the same period in 2004. Gross profit as a percentage of sales increased by approximately 2.0% for the first six months of 2005, when compared to the same period in 2004. Gross profit as a percentage of sales for the MRO segment increased to 26.4% for the six months ended June 30, 2005, from 24.4% in the comparable period of 2004. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. The 2004 period included certain large sales of products for offshore energy production with lower than average margins. In 2005 we have replaced those sales with smaller, higher margin sales. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 39.3% for the six months ended June 30, 2005, from 36.1% in the comparable period of 2004. This increase resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on selling lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the six months ended June 30, 2005, increased by approximately $2.1 million when compared to the same period in 2004. As a percentage of revenue, the 2005 expense increased by approximately 0.6% to 22.0% from 21.4% for 2004. These increases are primarily attributed to increased salaries, incentive compensation, employee benefits and payroll related expenses for the six months ended June 30, 2005 from the same period in 2004. Salaries have increased partially as a result of hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit. The majority of our employees receive incentive compensation which is based upon gross profit. Selling, general and administrative expense as a percentage of gross profit declined in the 2005 period compared to the 2004 period.

OPERATING INCOME. Operating income for the first six months of 2005 increased 55.3% when compared to the same period in 2004. Operating income for the MRO segment increased 58.3% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment decreased 11.9% as a result of decreased gross profit.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2005 increased by 19.1% from the same period in 2004. This increase results from an approximate 150 basis point, or approximately 40%, increase in interest rates on our floating rate debt, the effect of which was partially offset by a lower average debt balance for the first six months of 2005 when compared to the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $.08 million of cash in operating activities during the first six months of 2005 as compared to using $0.8 million in cash in operating activities during the first six months of 2004. This change between the two periods is primarily attributable to a large increase in accounts payable in the 2005 period compared to the 2004 period.

During the first six months of 2005, the amount available to be borrowed under our loan agreement with our bank lender increased from $10.0 million at December 31, 2004 to $13.9 million at June 30, 2005. This increase in availability resulted from the increase in accounts receivable and inventory collateral value, combined with a decrease in long-term debt of $1.9 million during the first six months of 2005. The funds used to reduce long-term debt were obtained from operations and the sale of a service center facility.

Credit Facilities

On August 2, 2005, we entered into a new credit facility ("New Credit Facility") which replaced the previous credit facility ("Old Credit Facility").

The Old Credit Facility allowed us to elect a rate of interest at LIBOR plus a margin ranging from 2.25% to 3.25% or prime plus a margin ranging from 0.0% to 0.75%. At June 30, 2005 the prime based interest rate option was prime plus 0.0%. At June 30, 2005 the LIBOR based interest rate option was LIBOR plus 2.25%. The LIBOR interest option resulted in interest rates which were lower than the prime interest option. At June 30, 2005, $9.0 million was borrowed at an interest rate of 5.56% under the LIBOR option. The prime rate at June 30, 2005 was 6.25%. At June 30, 2005, we were in compliance with all covenants. In addition to the $2.1 million of cash at June 30, 2005, we had $13.9 million available for borrowings under the Credit Facility at June 30, 2005.

The New Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $30.0 million, and matures July 31, 2009. The New Credit Facility is secured by receivables, inventory and intangibles. The New Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured quarterly and require that we maintain a certain cash flow and other financial ratios.

The New Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. The initial LIBOR based rate is LIBOR plus 75 basis points. The initial prime based rate is prime minus 175 basis points. The initial LIBOR and prime based rates under the New Credit Facility are 150 basis points and 175 basis points lower, respectively, than those assessed under the Old Credit Facility. Commitment fees of .125 percent per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time. This fee is 12.5 basis points lower than the same fee under the Old Credit Facility.

The New Credit Facility's principal financial covenants include:

Fixed Charge Coverage Ratio - The New Credit Facility requires that the Fixed Charge Coverage Ratio be not less than 2.0 to 1.0 as of each fiscal quarter end, determined on a rolling four quarters basis, with "Fixed Charge Coverage Ratio" defined as the aggregate of net profit after taxes plus depreciation expense, amortization expense, and cash capital contributions minus dividends and distributions divided by the aggregate of the current maturity of long-term debt and capitalized lease payments.

Debt to Credit Facility Adjusted EBITDA - The New Credit Facility requires that the Company's ratio of Total Funded Debt to Credit Facility Adjusted EBITDA, determined on a rolling four quarters basis, not exceed 4.0 to 1.0 as of each quarter end. Total Funded Debt is defined under the Facility for financial covenant purposes as the sum of all obligations for borrowed money (excluding subordinated debt) plus all capital lease obligations.

Borrowings
	June 30,	December 31,	Increase
	2005	2004	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 221	$ 1,420	$ (1,199)
Long-term debt, less current portion	14,233	14,925	(692)
Total long-term debt	$ 14,454	$ 16,345	$ (1,891) (2)
Amount available	$13,869(1)	$ 9,998(1)	$ 3,871 (3)

(1) Represents amount available to be borrowed at the indicated date under the Old Credit Facility. Under the terms of the New Credit Facility, approximately $16.1 million would have been available to be borrowed as of June 30, 2005.

(2) The funds used to reduce long-term debt were obtained from operations and the sale of a service center facility.
(3) The $3.9 million increase in the amount available is a result of an increase in accounts receivable and inventory collateral value, combined with the $1.9 million decrease in total long-term debt.

Performance Metrics
	June 30,		Increase
	2005	2004	(Decrease)
	(in Days)
Days of sales outstanding	49.8	55.6	(5.8)
Inventory turns	6.9	6.3	0.6

Accounts receivable days of sales outstanding were 49.8 at June 30, 2005 compared to 55.6 at June 30, 2004. The decrease resulted primarily from a change in customer mix, which resulted in faster collection of accounts receivable. Annualized inventory turns were 6.9 at June 30, 2005 compared to 6.3 at June 30, 2004. The improvement resulted from active inventory management and a different sales mix.

Funding Commitments

Our internal cash flow projections indicate our cash generated from operations and available under our New Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of equity or debt securities. In connection with any such financing, we may be required to issue securities that substantially dilute the interests of our shareholders.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.2 million as of June 30, 2005. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at June 30, 2005, a 100 basis point change in interest rates would result in approximately a $121,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

(a) At the Annual Meeting of Shareholders of DXP Enterprises, Inc. on July 15, 2005, the shareholders approved the DXP Enterprises, Inc. Restricted Stock Plan (the "Plan") which became effective on July 15, 2005. A brief summary of the Plan is set forth below. This summary is not a complete statement of the Plan and is qualified in its entirety by reference to the Plan, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Purpose of the Plan

The Plan provides the Compensation Committee (the "Committee") with the ability to grant restricted stock awards as well as other awards, such as restricted stock units, performance units, performance shares or other stock-based awards. The Plan broadens the array of equity alternatives available to the Committee when designing compensation incentives. In addition, awards under the Plan, including awards paid to executive officers subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") (i.e., covered employees), may satisfy the requirements of Section 162(m) to permit the deduction by DXP of the associated expenses for Federal income tax purposes. The Committee believes that incentive awards of the type permitted by the Plan provide important medium and long-term incentives for Plan participants to help DXP achieve the objectives of its strategic business plan. The Committee also believes that long-term incentives consistent with those available to other leading employers are required for DXP to compete for, motivate and retain high-quality directors, employees and third-party service providers.

The purpose of the Plan is to provide a means by which employees, directors and third party service providers develop a sense of proprietorship and personal involvement in the development and financial success of DXP, and to encourage them to devote their best efforts to the business of DXP, thereby advancing the interests of DXP and its shareholders. Other purposes of the Plan are to provide a means by which DXP may attract able persons to become employees or serve as directors or third party service providers of DXP and to provide a means by which those persons responsible for the successful administration and management of DXP can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of DXP.

Plan and Participant Share Limits

The Plan became effective as of July 15, 2005 and will terminate ten years later unless sooner terminated. The maximum number of shares of Common Stock authorized for issuance and issuable under the Plan is three hundred thousand (300,000) shares.

Shares are counted against the authorization only to the extent they are actually issued. Thus, shares that terminate by expiration, forfeiture, cancellation or otherwise, that are settled for cash in lieu of shares, or that are exchanged for awards not involving shares shall again be available for grants and awards under the Plan. The maximum number of shares shall not be reduced to reflect dividends or dividend equivalents that are reinvested into additional shares or credited as additional restricted Common Stock, restricted stock units, performance shares, or other stock-based awards.

The Plan also imposes annual per-participant award limits. The maximum number of shares of Common Stock for which restricted stock or restricted stock unit awards may be granted to any person in any calendar year is twenty thousand (20,000) plus any unused limit for restricted stock or restricted stock units as of the close of the prior Plan year. The maximum number of shares of Common Stock subject to performance shares or performance unit awards that may be granted to any person in any calendar year is the value of twenty thousand (20,000) shares determined as of the date of vesting or payout, as applicable, plus any unused limit for performance units or performance shares as of the close of the prior Plan year. The maximum aggregate grant to any person in any calendar year of other stock-based awards is the value of twenty thousand (20,000) shares or twenty thousand (20,000) shares, plus any unused limit for stock-based awards as of the close of the prior Plan year.

The number and kind of shares that may be issued, the number and kind of shares subject to outstanding awards, the annual per-participant award limits, and other value determinations are subject to adjustment by the Committee to reflect stock dividends, stock splits, reverse stock splits and other corporate events or transactions, including without limitation distributions of stock or property other than normal cash dividends. The Committee may also make adjustments to reflect unusual or nonrecurring events to the extent such adjustments would be appropriate to prevent unintended dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan.

Administration

The Committee is responsible for administering the Plan and has the discretionary power to interpret the terms and intent of the Plan and any Plan-related documentation, to determine eligibility for awards and the terms and conditions of awards, and to adopt rules, regulations, forms, instruments and guidelines. Determinations of the Committee made under the Plan are final and binding. The Committee may delegate administrative duties and powers to one or more of its members or to one or more officers, agents or advisors. The Committee may also delegate to one or more DXP officers the power to designate other employees (other than officers subject to Section 16 of the Securities Exchange Act of 1934, as amended) and third party service providers to be recipients of awards.

Eligibility

The following persons are eligible to participate in the Plan:

• employees of DXP or any of its affiliates or subsidiaries;

• directors of DXP; and

• subject to certain limitations, any consultant, agent, advisor or independent contractor who renders service to DXP or any of its subsidiaries or affiliates.

Subject to the provisions of the Plan, the Committee may select from the eligible participants those to whom awards shall be granted and shall determine in its sole discretion the nature, terms and amount of each award. There are currently approximately 460 employees and three nonemployee directors eligible for awards under the Plan. At this time DXP is unable to estimate the number of third party service providers eligible for awards under the Plan.

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

Ability to Comply with Financial Covenants of New Credit Facility

Our New Credit Facility requires that we comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. Our ability to comply with any of the foregoing restrictions will depend on our future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond our control. A failure to comply with any of these obligations could result in an event of default under the New Credit Facility, which could permit acceleration of our indebtedness under the New Credit Facility. Although we expect to be able to comply with the covenants, including the financial covenants, of the New Credit Facility, there can be no assurance that in the future we will be able to do so or that our lender will be willing to waive such non-compliance.

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
10.1

Credit Agreement by and among DXP Enterprises, Inc. , as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on August 4, 2005).

10.2	DXP Enterprises, Inc. 2005 Restricted Stock Plan. (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.

(Registrant)

By: /s/MAC McCONNELL

Mac McConnell

Senior Vice-President/Finance and Chief Financial Officer

Dated: August 15, 2005

Exhibit 10.2

DXP Enterprises, Inc.
2005 Restricted Stock Plan

TABLE OF CONTENTS

ARTICLE 1 Establishment, Purpose, and Duration 1

ARTICLE 2 Definitions 1

ARTICLE 3 Administration 5

ARTICLE 4 Shares Subject to the Plan and Maximum Awards 5

ARTICLE 5 Eligibility and Participation 6

ARTICLE 6 Restricted Stock and Restricted Stock Units 6

ARTICLE 7 Performance Units/Performance Shares 8

ARTICLE 8 Other Stock-Based Awards 9

ARTICLE 9 Performance Measures 10

ARTICLE 10 Nonemployee Director Awards 11

ARTICLE 11 Beneficiary Designation 11

ARTICLE 12 Rights of Participants 11

ARTICLE 13 Change of Control 12

ARTICLE 14 Amendment, Modification, Suspension, and Termination 12

ARTICLE 15 Withholding 12

ARTICLE 16 Successors 13

ARTICLE 17 General Provisions 13

DXP Enterprises, Inc.
2005 Restricted Stock Plan

ARTICLE 1

Establishment, Purpose, and Duration

1.1 Establishment. DXP Enterprises, Inc., a Texas corporation (hereinafter referred to as the "Company"), establishes an equity incentive compensation plan to be known as the 2005 Restricted Stock Plan (hereinafter referred to as the "Plan"), as set forth in this document.

The Plan permits the grant of Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Stock-Based Awards. The Plan is not intended to be a plan that is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Plan will be interpreted, construed and administered consistent with its status as a plan that is not subject to ERISA.

Subject to approval by the Company's shareholders, the Plan will become effective as of July 15, 2005 (the "Effective Date").

1.2 Purpose of the Plan. The purpose of the Plan is to provide a means whereby Employees, Directors, and Third Party Service Providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. A further purpose of the Plan is to provide a means through which the Company may attract able persons to become Employees or serve as Directors or Third Party Service Providers of the Company and to provide a means whereby those individuals upon whom the responsibilities of the successful administration and management of the Company are of importance, can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company.

1.3 Duration of the Plan. Unless sooner terminated as provided herein, the Plan shall terminate ten years from the Effective Date. After the Plan is terminated, no Awards may be granted but Awards previously granted shall remain outstanding in accordance with their applicable terms and conditions and the Plan's terms and conditions.

ARTICLE 2
Definitions

Whenever used in the Plan, the following terms shall have the meanings set forth below, and when the meaning is intended, the initial letter of the word shall be capitalized.

2.1 "Affiliate" means any corporation, partnership, limited liability company or partnership, association, trust or other entity or organization which, directly or indirectly, controls, is controlled by, or is under common control with, the Company. For purposes of the preceding sentence, "control (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any entity or organization, shall mean the possession, directly or indirectly, of the power (i) to vote more than fifty percent (50%) of the securities having ordinary voting power for the election of directors of the controlled entity or organization, or (ii) to direct or cause the direction of the management and policies of the controlled entity or organization, whether through the ownership of voting securities or by contract or otherwise.

2.2 "Annual Award Limit" or "Annual Award Limits" have the meaning set forth in Section 4.3.

2.3 "Award" means, individually or collectively, a grant under this Plan of Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units or Other Stock-Based Awards, in each case subject to the terms of this Plan.

2.4 "Award Agreement" means either (i) a written agreement entered into by the Company and a Participant setting forth the terms and provisions applicable to an Award granted under this Plan, or (ii) a written statement issued by the Company to a Participant describing the terms and provisions of such Award.

2.5 "Beneficial Owner" or "Beneficial Ownership" shall have the meaning ascribed to such term in Rule 13d-3 of the General Rules and Regulations under the Exchange Act.

2.6 "Board" or "Board of Directors" means the Board of Directors of the Company.

2.7 "Change of Control," for all purposes of this Plan, means the occurrence of any one or more of the following events following the date on which the applicable Award is granted:

(a) a report on Schedule 13D or Schedule 14D-1 (or any successor schedule, form or report) shall be filed with the Securities and Exchange Commission pursuant to the Exchange Act and that report discloses that any person (within the meaning of Section 13(d) or Section 14(d)(2) of the Exchange Act), other than the Company (or one of its subsidiaries) or any employee benefit plan sponsored by the Company (or one of its subsidiaries), is the beneficial owner (as that term is defined in Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act), directly or indirectly, of 20 percent or more of the outstanding Voting Stock;

(b) any person (within the meaning of Section 13(d) or Section 14(d)(2) of the Exchange Act), other than the Company (or one of its subsidiaries) or any employee benefit plan sponsored by the Company (or one of its subsidiaries), shall purchase securities pursuant to a tender offer or exchange offer to acquire any Voting Stock (or any securities convertible into Voting Stock) and, immediately after consummation of that purchase, that person is the beneficial owner (as that term is defined in Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act), directly or indirectly, of 20 percent or more of the outstanding Voting Stock (such person's beneficial ownership to be determined, in the case of rights to acquire Voting Stock, pursuant to paragraph (d) of Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act);

(c) the consummation of:

(i) a merger, consolidation or reorganization of the Company with or into any other person if as a result of such merger, consolidation or reorganization, 50 percent or less of the combined voting power of the then-outstanding securities of such other person immediately after such merger, consolidation or reorganization are held in the aggregate by the holders of outstanding Voting Stock immediately prior to such merger, consolidation or reorganization;

(ii) any sale, lease, exchange or other transfer of all or substantially all the assets of the Company and its consolidated subsidiaries to any other person if as a result of such sale, lease, exchange or other transfer, 50 percent or less of the combined voting power of the then-outstanding securities of such other person immediately after such sale, lease, exchange or other transfer are held in the aggregate by the holders of outstanding Voting Stock immediately prior to such sale, lease, exchange or other transfer; or

(iii) a transaction immediately after the consummation of which any person (within the meaning of Section 13(d) or Section 14(d)(2) of the Exchange Act) would be the beneficial owner (as that term is defined in Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act), directly or indirectly, of more than 50 percent of the outstanding Voting Stock;

(iv) the stockholders of the Company approve the dissolution of the Company; or

(v) during any period of 12 consecutive months, the individuals who at the beginning of that period constituted the Board shall cease to constitute a majority of the Board, unless the election, or the nomination for election by the Company's stockholders, of each director of the Company first elected during such period was approved by a vote of at least a two-thirds majority of the directors of the Company then still in office who were directors of the Company at the beginning of any such period.

2.8 "Code" means the U.S. Internal Revenue Code of 1986, as amended from time to time.

2.9 "Committee" means the compensation committee of the Board, or any other committee designated by the Board to administer this Plan. The members of the Committee shall be Nonemployee Directors and Outside Directors appointed from time to time by and shall serve at the discretion of the Board.

2.10 "Company" means DXP Enterprises, Inc., a Texas corporation, and any successor thereto as provided in ARTICLE 16 herein.

2.11 "Covered Employee" means a Participant who is a "covered employee," as defined in section 162(m) of the Code and the regulations promulgated under section 162(m) of the Code, or any successor statute.

2.12 "Director" means any individual who is a member of the Board of Directors of the Company.

2.13 "Disability" means a mental or physical disability of the Participant which, in the opinion of a physician selected by the Committee, (i) shall prevent the Participant from adequately performing his services as an Employee, Third Party Service Provide or Director and (ii) can be expected to result in death or has lasted or can be expected to last for a continuous period of not less than 12 months.

2.14 "Effective Date" has the meaning set forth in Section 1.1.

2.15 "Employee" means any employee of the Company, its Affiliates, and/or Subsidiaries.

2.16 "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

2.17 "Extraordinary Items" means (i) extraordinary, unusual, and/or nonrecurring items of gain or loss; (ii) gains or losses on the disposition of a business; (iii) changes in tax or accounting regulations or laws; or (iv) the effect of a merger or acquisition, all of which must be identified in the audited financial statements, including footnotes, or Management Discussion and Analysis section of the Company's annual report.

2.18 "Fair Market Value" or "FMV" means on the date in question (a) the closing price of the Stock on that date (or, if there was no sale on such date, the next preceding date on which there was such a sale) on the principal securities exchange on which the Stock is listed; or (b) if the Stock is not listed on a securities exchange, an amount as determined by the Committee in its sole discretion.

2.19 "Insider" shall mean an individual who is, on the relevant date, an officer, Director, or more than ten percent (10%) Beneficial Owner of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act, as determined by the Board in accordance with Section 16 of the Exchange Act.

2.20 "Net Income" means the consolidated net income after taxes for the Plan Year, as reported in the Company's annual report to shareholders or as otherwise reported to shareholders.

2.21 "Nonemployee Director" means a Director who is not an Employee.

2.22 Other Stock-Based Award" means an equity-based or equity-related Award not otherwise described by the terms of this Plan, granted pursuant to ARTICLE 8.

2.23 "Outside Director" means a member of the Board who qualifies as an outside director as defined for purposes of section 162(m) of the Code.

2.24 "Participant" means any eligible person as set forth in ARTICLE 5 to whom an Award is granted.

2.25 "Performance-Based Compensation" means compensation under an Award that satisfies the requirements of section 162(m) of the Code for deductibility of remuneration paid to Covered Employees.

2.26 "Performance Measures" means measures as described in ARTICLE 9 on which the performance goals are based and which are approved by the Company's shareholders pursuant to this Plan in order to qualify Awards as Performance-Based Compensation.

2.27 "Performance Period" means the period of time during which the performance goals must be met in order to determine the degree of payout and/or vesting with respect to an Award.

2.28 "Performance Share" means an Award granted to a Participant, as described in ARTICLE 7.

2.29 "Performance Unit" means an Award granted to a Participant, as described in ARTICLE 7.

2.30 "Period of Restriction" means the period when Restricted Stock or Restricted Stock Units are subject to a substantial risk of forfeiture (based on the passage of time, the achievement of performance goals, or upon the occurrence of other events as determined by the Committee, in its discretion), as provided in ARTICLE 6.

2.31 "Person" shall have the meaning ascribed to such term in Section 3(a)(9) of the Exchange Act and used in Sections 13(d) and 14(d) thereof, including a "group" as defined in Section 13(d) thereof.

2.32 "Plan" means the DXP Enterprises, Inc. 2005 Restricted Stock Plan.

2.33 "Plan Year" means the calendar year.

2.34"Restriction Period" means the period of time that a Restricted Stock or Restricted Unit Award is subject to restrictions as specified by the Committee pursuant to ARTICLE 6.

2.35 "Restricted Stock" means an Award granted to a Participant pursuant to ARTICLE 6.

2.36 "Restricted Stock Unit" means an Award granted to a Participant pursuant to ARTICLE 6, except no Shares are actually awarded to the Participant on the date of grant.

2.37 "Retire" or "Retirement" means the, in the case of an Employee, the termination of the Employee's employment relationship with the Company and all Affiliates after attaining the age of 65, and, in the case of a Director, cessation of the Director's services as a Director after completing either six full terms or six years of service as a Director.

2.38 "Share" means a share of Stock.

2.39 "Stock" means the common stock of the Company, $.01 par value or, in the event that the outstanding shares of common stock are later changed into or exchanged for a different class of stock or securities of the Company or another corporation, that other stock or security.

2.40 "Subsidiary" means any corporation or other entity, whether domestic or foreign, in which the Company has or obtains, directly or indirectly, a proprietary interest of more than fifty percent (50%) by reason of stock ownership or otherwise.

2.41 "Third Party Service Provider" means any consultant, agent, advisor, or independent contractor who renders services to the Company, a Subsidiary, or an Affiliate that (a) are not in connection with the offer and sale of the Company's securities in a capital raising transaction, and (b) do not directly or indirectly promote or maintain a market for the Company's securities.

2.42 "Voting Stock" means Shares the holders of which are entitled to vote for the election of directors, but excluding Shares entitled to so vote only upon the occurrence of a contingency unless that contingency shall have occurred.

ARTICLE 3

Administration

3.1 General. The Committee shall be responsible for administering the Plan, subject to this Article and the other provisions of the Plan. The Committee may employ attorneys, consultants, accountants, agents, and other persons, any of whom may be an Employee, and the Committee, the Company, and its officers and Directors shall be entitled to rely upon the advice, opinions, or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee shall be final and binding upon the Participants, the Company, and all other interested persons.

3.2 Authority of the Committee. The Committee shall have full and exclusive discretionary power to interpret the terms and the intent of the Plan and any Award Agreement or other agreement or document ancillary to or in connection with the Plan, to determine eligibility for Awards and to adopt such rules, regulations, forms, instruments, and guidelines for administering the Plan as the Committee may deem necessary or proper. Such authority shall include, but not be limited to, selecting Award recipients, establishing all Award terms and conditions, including the terms and conditions set forth in Award Agreements, and, subject to ARTICLE 14, adopting modifications and amendments to the Plan or any Award Agreement, including without limitation, any that are necessary to comply with the laws of the countries and other jurisdictions in which the Company, its Affiliates, and/or its Subsidiaries operate.

3.3 Delegation. The Committee may delegate to one or more of its members or to one or more officers of the Company, and/or its Subsidiaries and Affiliates or to one or more agents or advisors such administrative duties or powers as it may deem advisable, and the Committee or any person to whom it has delegated duties or powers as aforesaid may employ one or more persons to render advice with respect to any responsibility the Committee or such person may have under the Plan. The Committee may, by resolution, authorize one or more officers of the Company to do one or both of the following on the same basis as can the Committee: (a) designate Employees to be recipients of Awards; (b) designate Third Party Service Providers to be recipients of Awards; and (c) determine the size of any such Awards; provided, however, (i) the Committee shall not delegate such responsibilities to any such officer for Awards granted to an Employee that is considered an Insider; (ii) the resolution providing such authorization sets forth the total number of Awards such officer(s) may grant; and (iii) the officer(s) shall report periodically to the Committee regarding the nature and scope of the Awards granted pursuant to the authority delegated.

ARTICLE 4

Shares Subject to the Plan and Maximum Awards

4.1 Number of Shares Available for Awards. Subject to adjustment as provided in Section 4.4 herein, the maximum number of Shares available for issuance to Participants under the Plan (the "Share Authorization") is three hundred thousand (300,000) shares.

4.2 Share Usage. Shares covered by an Award shall only be counted as used to the extent they are actually issued. If any Shares subject to an Award are forfeited, expire or otherwise terminate without issuance of such Shares, or any Award is settled for cash or otherwise does not result in the issuance of all or a portion of the Shares subject to such Award, the Shares shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for Awards under the Plan. If any Shares subject to an Award are withheld by the Company for income or employment taxes, the Shares, shall not become available for grant under the Plan. The maximum number of Shares available for issuance under the Plan shall not be reduced to reflect any dividends that are reinvested into additional Shares or credited as additional Restricted Stock, Restricted Stock Units, Performance Shares or Performance Units. The Shares available for issuance under the Plan may be authorized and unissued Shares or treasury Shares.

4.3 Annual Award Limits. Unless and until the Committee determines that an Award to a Covered Employee shall not be designed to qualify as Performance-Based Compensation, the following limits (each an "Annual Award Limit" and, collectively, "Annual Award Limits") shall apply to grants of such Awards under the Plan:

(a) Restricted Stock or Restricted Stock Units: The maximum aggregate grant with respect to Awards of Restricted Stock or Restricted Stock Units in any one Plan Year to any one Participant shall be twenty thousand (20,000) Shares plus the amount of the Participant's unused applicable Annual Award Limit for Restricted Stock or Restricted Stock Units as of the close of the previous Plan Year.

(b) Performance Units or Performance Shares: The maximum aggregate Award of Performance Units or Performance Shares that a Participant may receive in any one Plan Year shall be twenty thousand (20,000) Shares, or equal to the value of twenty thousand (20,000) Shares determined as of the date of vesting or payout, as applicable, plus the amount of the Participant's unused applicable Annual Award Limit for Performance Units or Performance Shares as of the close of the previous Plan Year.

(c) Other Stock-Based Awards. The maximum aggregate grant with respect to other Stock-Based Awards pursuant to Section 8.1 in any one Plan Year to any one Participant shall be twenty thousand (20,000) Shares, or equal to the value of twenty thousand (20,000) Shares determined as of the date of vesting or payout, as applicable, plus the amount of the Participant's unused applicable Annual Award Limit Other Stock-Based Awards as of the close of the previous Plan Year.

4.4 Adjustments in Authorized Shares. In the event of any corporate event or transaction (including, but not limited to, a change in the Shares of the Company or the capitalization of the Company) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of the Company, combination of Shares, exchange of Shares, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Company, or any similar corporate event or transaction, the Committee, in its sole discretion, in order to prevent dilution or enlargement of Participants- rights under the Plan, shall substitute or adjust, as applicable, the number and kind of Shares that may be issued under the Plan or under particular forms of Awards, the number and kind of Shares subject to outstanding Awards, the Annual Award Limits, and other value determinations applicable to outstanding Awards.

The Committee, in its sole discretion, may also make appropriate adjustments in the terms of any Awards under the Plan to reflect or related to such changes or distributions and to modify any other terms of outstanding Awards, including modifications of performance goals and changes in the length of Performance Periods. The determination of the Committee as to the foregoing adjustments, if any, shall be conclusive and binding on Participants under the Plan.

Subject to the provisions of ARTICLE 14, without affecting the number of Shares reserved or available hereunder, the Committee may authorize the issuance or assumption of benefits under this Plan in connection with any merger, consolidation, acquisition of property or stock, or reorganization upon such terms and conditions as it may deem appropriate.

ARTICLE 5

Eligibility and Participation

5.1 Eligibility. Individuals eligible to participate in this Plan include all Employees, Directors, and Third Party Service Providers.

5.2 Actual Participation. Subject to the provisions of the Plan, the Committee may, from time to time, select from all eligible individuals, those to whom Awards shall be granted and shall determine, in its sole discretion, the nature of, any and all terms permissible by law, and the amount of each Award.

ARTICLE 6

Restricted Stock and Restricted Stock Units

6.1 Grant of Restricted Stock or Restricted Stock Units. Subject to the terms and provisions of the Plan, the Committee, at any time and from time to time, may grant Shares of Restricted Stock and/or Restricted Stock Units to Participants in such amounts as the Committee shall determine. Restricted Stock Units shall be similar to Restricted Stock except that no Shares are actually awarded to the Participant on the date of grant.

6.2 Restricted Stock or Restricted Stock Unit Agreement. Each Restricted Stock and/or Restricted Stock Unit grant shall be evidenced by an Award Agreement that shall specify the Period(s) of Restriction, the number of Shares of Restricted Stock or the number of Restricted Stock Units granted, and such other provisions as the Committee shall determine.

6.3 Transferability. Except as provided in this Plan or an Award Agreement, the Shares of Restricted Stock and/or Restricted Stock Units granted herein may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable Period of Restriction established by the Committee and specified in the Award Agreement (and in the case of Restricted Stock Units until the date of delivery or other payment), or upon earlier satisfaction of any other conditions, as specified by the Committee, in its sole discretion, and set forth in the Award Agreement or otherwise at any time by the Committee. All rights with respect to the Restricted Stock and/or Restricted Stock Units granted to a Participant under the Plan shall be available during his or her lifetime only to such Participant, except as otherwise provided in an Award Agreement or at any time by the Committee.

6.4 Other Restrictions. The Committee shall impose such other conditions and/or restrictions on any Shares of Restricted Stock or Restricted Stock Units granted pursuant to the Plan as it may deem advisable including, without limitation, a requirement that Participants pay a stipulated purchase price for each Share of Restricted Stock or each Restricted Stock Unit, restrictions based upon the achievement of specific performance goals, time-based restrictions on vesting following the attainment of the performance goals, time-based restrictions, and/or restrictions under applicable laws or under the requirements of any stock exchange or market upon which such Shares are listed or traded, or holding requirements or sale restrictions placed on the Shares by the Company upon vesting of such Restricted Stock or Restricted Stock Units.

To the extent deemed appropriate by the Committee, the Company may retain the certificates representing Shares of Restricted Stock in the Company's possession until such time as all conditions and/or restrictions applicable to such Shares have been satisfied or lapse.

Except as otherwise provided in this Article, Shares of Restricted Stock covered by each Restricted Stock Award shall become freely transferable by the Participant after all conditions and restrictions applicable to such Shares have been satisfied or lapse (including satisfaction of any applicable tax withholding obligations), at the close of the Restriction Period, or as soon as practicable thereafter, Restricted Stock Units shall be paid in cash, Shares, or a combination of cash and Shares as the Committee, in its sole discretion shall determine; provided, however, that, unless expressly provided in an Award Agreement and the requirements of section 409A of the Code are satisfied, such payment shall be made no later than 2.5 months following the end of the calendar year in which all conditions and restriction applicable to the Units have been satisfied or lapse.

6.5 Certificate Legend. In addition to any legends placed on certificates pursuant to Section 6.4, each certificate representing Shares of Restricted Stock granted pursuant to the Plan may bear a legend such as the following or as otherwise determined by the Committee in its sole discretion:

The sale or transfer of Shares of stock represented by this certificate, whether voluntary, involuntary, or by operation of law, is subject to certain restrictions on transfer as set forth in the DXP Enterprises, Inc. 2005 Restricted Stock Plan, and in the associated Award Agreement. A copy of the Plan and such Award Agreement may be obtained from DXP Enterprises, Inc.

6.6 Rights as Stockholder. Unless otherwise determined by the Committee and set forth in a Participant's Award Agreement, to the extent permitted or required by law, as determined by the Committee, Participants holding Shares of Restricted Stock granted hereunder may be granted the right to exercise full voting rights with respect to those Shares during the Period of Restriction and the right to receive distributions made with respect to such Shares; provided, however, that any Shares or any other property (other than cash) distributed as a dividend or otherwise with respect to any Restricted Stock as to which the restrictions have not yet lapsed shall be subject to the same restrictions as such Restricted Stock. A Participant shall have no voting or dividend rights with respect to any Restricted Stock Units granted hereunder.

6.7 Termination of Employment. Subject to Section 6.8, each Award Agreement shall set forth the extent to which the Participant shall have the right to retain Restricted Stock and/or Restricted Stock Units following termination of the Participant's employment with or provision of services to the Company, its Affiliates, and/or its Subsidiaries, as the case may be. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Award Agreement entered into with each Participant, need not be uniform among all Shares of Restricted Stock or Restricted Stock Units issued pursuant to the Plan, and may reflect distinctions based on the reasons for termination.

6.8 Minimum Vesting. Except for certain limited situations (including the death, Disability or Retirement of the Participant, or a Change of Control), or special circumstances determined by the Committee (such as the achievement of performance objectives) Restricted Stock Awards or Restricted Stock Units subject solely to continued employment restrictions of Employees shall have a Restriction Period of not less than three years from date of grant (but permitting pro rata vesting over such time); provided, that the provisions of this Section shall not be applicable to any grants to new hires to replace forfeited awards from a prior employer, grants of Restricted Stock in payment of Performance Awards, or grants to Nonemployee Directors. Subject to the foregoing three-year minimum vesting requirement, the Committee may, in its sole discretion and subject to the limitations imposed under section 162(m) of the Code and the regulations thereunder in the case of a Restricted Stock Award intended to comply with the performance-based exception under section 162(m) of the Code, waive the forfeiture period and any other conditions set forth in any Award Agreement subject to such terms and conditions as the Committee shall deem appropriate.

6.9 Section 83(b) Election. The Committee may provide in an Award Agreement that the Award of Restricted Stock is conditioned upon the Participant making or refraining from making an election with respect to the Award under section 83(b) of the Code. If a Participant makes an election pursuant to section 83(b) of the Code concerning a Restricted Stock Award, the Participant shall be required to file promptly a copy of such election with the Company.

ARTICLE 7

Performance Units/Performance Shares

7.1 Grant of Performance Units/Performance Shares. Subject to the terms and provisions of the Plan, the Committee, at any time and from time to time, may grant Performance Units and/or Performance Shares to Participants in such amounts and upon such terms as the Committee shall determine.

7.2 Value of Performance Units/Performance Shares. Each Performance Unit shall have an initial value that is established by the Committee at the time of grant. Each Performance Share shall have an initial value equal to the Fair Market Value of a Share on the date of grant. The Committee shall set performance goals in its discretion which, depending on the extent to which they are met, will determine the value and/or number of Performance Units/Performance Shares that will be paid out to the Participant.

7.3 Earning of Performance Units/Performance Shares. Subject to the terms of this Plan, after the applicable Performance Period has ended, the holder of Performance Units/Performance Shares shall be entitled to receive payout on the value and number of Performance Units/Performance Shares earned by the Participant over the Performance Period, to be determined as a function of the extent to which the corresponding performance goals have been achieved.

7.4 Form and Timing of Payment of Performance Units/Performance Shares. Payment of earned Performance Units/Performance Shares shall be as determined by the Committee and as evidenced in the Award Agreement. Subject to the terms of the Plan, the Committee, in its sole discretion, may pay earned Performance Units/Performance Shares in the form of cash or in Shares (or in a combination thereof) equal to the value of the earned Performance Units/Performance Shares at the close of the applicable Performance Period, or as soon as practicable after the end of the Performance Period; provided, however, that, unless expressly provided in an Award Agreement and the requirements of section 409A of the Code are satisfied, such payment shall be made no later than 2.5 months following the end of the calendar year which contains the close of the applicable Performance Period. Any Shares may be granted subject to any restrictions deemed appropriate by the Committee. The determination of the Committee with respect to the form of payout of such Awards shall be set forth in the Award Agreement pertaining to the grant of the Award.

7.5 Termination of Employment. Each Award Agreement shall set forth the extent to which the Participant shall have the right to retain Performance Units and/or Performance Shares following termination of the Participant's employment with or provision of services to the Company, its Affiliates, and/or its Subsidiaries, as the case may be. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Award Agreement entered into with each Participant, need not be uniform among all Awards of Performance Units or Performance Shares issued pursuant to the Plan, and may reflect distinctions based on the reasons for termination.

7.6 Nontransferability. Except as otherwise provided in a Participant's Award Agreement or otherwise determined at any time by the Committee, Performance Units/Performance Shares may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, except as otherwise provided in a Participant's Award Agreement or otherwise determined at any time by the Committee, a Participant's rights under the Plan shall be exercisable during his or her lifetime only by such Participant.

ARTICLE 8

Other Stock-Based Awards

8.1 Other Stock-Based Awards. The Committee may grant other types of equity-based or equity-related Awards not otherwise described by the terms of this Plan (including the grant or offer for sale of unrestricted Shares) in such amounts and subject to such terms and conditions, as the Committee shall determine. Such Awards may involve the transfer of actual Shares to Participants, or payment in cash or otherwise of amounts based on the value of Shares and may include, without limitation, Awards designed to comply with or take advantage of the applicable local laws of jurisdictions other than the United States.

8.2 Value of Other Stock-Based Awards. Each Other Stock-Based Award shall be expressed in terms of Shares or units based on Shares, as determined by the Committee. The Committee may establish performance goals in its discretion. If the Committee exercises its discretion to establish performance goals, the number Other Stock-Based Awards that will be paid out to the Participant will depend on the extent to which the performance goals are met.

8.3 Payment of Other Stock-Based Awards. Payment, if any, with respect to an Other Stock-Based Award shall be made in accordance with the terms of the Award, in cash or Shares as the Committee determines; provided, however, that, unless expressly provided in an Award Agreement and the requirements of section 409A of the Code are satisfied, no later than 2.5 months following the end of the calendar year in which any restrictions lapse or performance goals are met.

8.4 Termination of Employment. Subject to Section 8.5, the Committee shall determine the extent to which the Participant shall have the right to receive Other Stock-Based Awards following termination of the Participant's employment with or provision of services to the Company, its Affiliates, and/or its Subsidiaries, as the case may be. Such provisions shall be determined in the sole discretion of the Committee, such provisions may be included in an agreement entered into with each Participant, but need not be uniform among all Awards of Other Stock-Based Awards issued pursuant to the Plan, and may reflect distinctions based on the reasons for termination.

8.5 Minimum Vesting. Except for certain limited situations (including the death, Disability or Retirement of the Participant or a Change of Control), Other Stock Unit Awards subject solely to continued employment restrictions of employees of the Company or any Subsidiary shall be subject to restrictions imposed by the Committee for a period of not less than three years from date of grant (but permitting pro rata vesting over such time); provided, that such restrictions shall not be applicable to any grants of Other Stock Unit Awards in payment of Performance Awards.

8.6 Nontransferability. Except as otherwise determined by the Committee, no Other Stock-Based Awards may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, except as otherwise provided by the Committee, a Participant's rights under the Plan, if exercisable, shall be exercisable during his or her lifetime only by such Participant. With respect to those Other Stock-Based Awards, if any, that are permitted to be transferred to another person, references in the Plan to exercise or payment of such Awards by or to the Participant shall be deemed to include, as determined by the Committee, the Participant's permitted transferee.

ARTICLE 9

Performance Measures

9.1 Performance Measures. Unless and until the Committee proposes for shareholder vote and the shareholders approve a change in the general Performance Measures set forth in this Article, the performance goals upon which the payment or vesting of an Award to a Covered Employee that is intended to qualify as Performance-Based Compensation shall be limited to the following Performance Measures:

(a) Net earnings or net income (before or after taxes);

(b) Earnings per share;

(c) Net sales growth;

(d) Net operating profit;

(e) Return measures (including, but not limited to, return on assets, capital, equity, or sales);

(f) Cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital);

(g) Earnings before or after taxes, interest, depreciation, and/or amortization;

(h) Gross or operating margins;

(i) Productivity ratios;

(l) Share price (including, but not limited to, growth measures and total shareholder return);

(k) Expense targets;

(l) Margins;

(m) Operating efficiency;

(n) Market share; and

(o) Customer satisfaction.

Any Performance Measure(s) may be used to measure the performance of the Company, Subsidiary, and/or Affiliate as a whole or any business unit of the Company, Subsidiary, and/or Affiliate or any combination thereof, as the Committee may deem appropriate, or any of the above Performance Measures as compared to the performance of a group of comparator companies, or published or special index that the Committee, in its sole discretion, deems appropriate, or the Company may select Performance Measure (j) above as compared to various stock market indices. The Committee also has the authority to provide for accelerated vesting of any Award based on the achievement of performance goals pursuant to the Performance Measures specified in this Article.

9.2 Evaluation of Performance. The Committee may provide in any such Award that any evaluation of performance may include or exclude any of the following events that occurs during a Performance Period: (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary nonrecurring items as described in Accounting Principles Board Opinion No. 30 and/or in management's discussion and analysis of financial condition and results of operations appearing in the Company's annual report to shareholders for the applicable year, (f) acquisitions or divestitures, and (g) foreign exchange gains and losses. To the extent such inclusions or exclusions affect Awards to Covered Employees, they shall be prescribed in a form that meets the requirements of section 162(m) of the Code for deductibility.

9.3 Adjustment of Performance-Based Compensation. Awards that are designed to qualify as Performance-Based Compensation, and that are held by Covered Employees, may not be adjusted upward. The Committee shall retain the discretion to adjust such Awards downward, either on a formula or discretionary basis or any combination, as the Committee determines.

9.4 Committee Discretion. In the event that applicable tax and/or securities laws change to permit Committee discretion to alter the governing Performance Measures without obtaining shareholder approval of such changes, the Committee shall have sole discretion to make such changes without obtaining shareholder approval. In addition, in the event that the Committee determines that it is advisable to grant Awards that shall not qualify as Performance-Based Compensation, the Committee may make such grants without satisfying the requirements of section 162(m) of the Code and base vesting on Performance Measures other than those set forth in Section 9.1.

ARTICLE 10

Nonemployee Director Awards

10.1 Automatic Nonemployee Director Awards. Subject to the terms and provisions of the Plan, each Non-Employee Director who is a director of the Company on any July 1 while this Plan is in effect shall be granted on each such July 1 three thousand (3,000) Shares of Restricted Stock.

10.2 Lapse of Restrictions.

(a) Generally. On the June 30 following the date of the grant of a Restricted Stock Award to a Nonemployee Director pursuant to Section 10.1, the restrictions on 100 percent of the Shares issued under the Award shall lapse so that on the anniversary of the date of grant, the Shares subject to the Award shall be 100% vested.

(b) Cessation of Service. If a Nonemployee Director ceases to be a director of the Company for any reason other than his death, Disability or Retirement, any Restricted Stock Award granted to such Nonemployee Director pursuant to Section 10.1 that is then-restricted shall be immediately forfeited. If the Nonemployee Director ceases to be a director of the Company due to his death, Disability or Retirement, all restrictions on his Restricted Stock Awards granted pursuant to Section 10.1 shall immediately lapse.

ARTICLE 11

Beneficiary Designation

Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Company during the Participant's lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

ARTICLE 12

Rights of Participants

12.1 Employment. Nothing in the Plan or an Award Agreement shall interfere with or limit in any way the right of the Company, its Affiliates, and/or its Subsidiaries, to terminate any Participant's employment or service on the Board or to the Company at any time or for any reason not prohibited by law, nor confer upon any Participant any right to continue his or her employment or service as a Director or Third Party Service Provider for any specified period of time.

Neither an Award nor any benefits arising under this Plan shall constitute an employment contract with the Company, its Affiliates, and/or its Subsidiaries and, accordingly, subject to ARTICLES 3 and 14, this Plan and the benefits hereunder may be terminated at any time in the sole and exclusive discretion of the Committee without giving rise to any liability on the part of the Company, its Affiliates, and/or its Subsidiaries.

12.2 Participation. No individual shall have the right to be selected to receive an Award under this Plan, or, having been so selected, to be selected to receive a future Award.

12.3 Rights as a Shareholder. Except as otherwise provided herein, a Participant shall have none of the rights of a shareholder with respect to Shares covered by any Award until the Participant becomes the record holder of such Shares.

ARTICLE 13

Change of Control

13.1 Change of Control of the Company. Upon the occurrence of a Change of Control, unless otherwise specifically prohibited under applicable laws or by the rules and regulations of any governing governmental agencies or national securities exchanges, or unless the Committee shall determine otherwise in the Award Agreement:

(a) Any Restriction Period and restrictions imposed on Restricted Stock or Restricted Stock Units shall lapse;

(b) the target payout opportunities attainable under all outstanding Awards of performance-based Restricted Stock, performance-based Restricted Stock Units, Performance Units, and Performance Shares, shall be deemed to have been fully earned based on targeted performance being attained as of the effective date of the Change of Control;

(c) the vesting of all Awards denominated in Shares shall be accelerated as of the effective date of the Change of Control; and

    to the extent permitted under Section 409A of the Code and unless otherwise provided in an Award Agreement, all Awards shall be paid out to Participants within thirty (30) days following the effective date of the Change of Control; provided that the Committee has the authority in its sole discretion to pay all or any portion of the value of any Shares distributable in cash.

ARTICLE 14

Amendment, Modification, Suspension, and Termination

14.1 Amendment, Modification, Suspension, and Termination. Subject to Section 14.3, the Committee may, at any time and from time to time, alter, amend, modify, suspend, or terminate the Plan and any Award Agreement in whole or in part; provided, however, that no amendment of the Plan shall be made without shareholder approval if shareholder approval is required by law, regulation, or stock exchange rule.

14.2 Adjustment of Awards Upon the Occurrence of Certain Unusual or Nonrecurring Events. The Committee may make adjustments in the terms and conditions of, and the criteria included in, Awards in recognition of unusual or nonrecurring events (including, without limitation, the events described in Section 4.4 hereof) affecting the Company or the financial statements of the Company or of changes in applicable laws, regulations, or accounting principles, whenever the Committee determines that such adjustments are appropriate in order to prevent unintended dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan. The determination of the Committee as to the foregoing adjustments, if any, shall be conclusive and binding on Participants under the Plan.

    Awards Previously Granted. Notwithstanding any other provision of the Plan to the contrary, no termination, amendment, suspension, or modification of the Plan or an Award Agreement shall adversely affect in any material way any Award previously granted under the Plan, without the written consent of the Participant holding such Award.

ARTICLE 15

Withholding

15.1 Tax Withholding. The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, the minimum statutory amount to satisfy federal, state, and local taxes, domestic or foreign, required by law or regulation to be withheld with respect to any taxable event arising as a result of this Plan.

15.2 Share Withholding. With respect to withholding required upon the lapse of restrictions on Restricted Stock and Restricted Stock Units, or upon the achievement of performance goals related to Performance Shares, or any other taxable event arising as a result of an Award granted hereunder, Participants may elect, subject to the approval of the Committee, to satisfy the withholding requirement, in whole or in part, by having the Company withhold Shares having a Fair Market Value on the date the tax is to be determined equal to, but not more than, the minimum statutory total tax that could be imposed on the transaction. All such elections shall be irrevocable, made in writing, and signed by the Participant, and shall be subject to any restrictions or limitations that the Committee, in its sole discretion, deems appropriate. In the event a Participant exercises an election under this Section and only satisfies the minimum statutory withholding requirement imposed on the relevant transaction in part, the Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, the remaining amount of the required minimum statutory withholding amount.

ARTICLE 16

Successors

All obligations of the Company under the Plan with respect to Awards granted hereunder shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

ARTICLE 17

General Provisions

17.1 Compliance with Section 409A of the Code. This Plan is intended to comply and shall be administered in a manner that is intended to comply with Section 409A of the Code and shall be construed and interpreted in accordance with such intent. To the extent that an Award or the payment, settlement or deferral thereof is subject to section 409A of the Code, the Award shall be granted, paid, settled or deferred in a manner that will comply with section 409A of the Code, including regulations or other guidance issued with respect thereto, except as otherwise determined by the Committee. Any provision of this Plan that would cause the grant of an Award or the payment, settlement or deferral thereof to fail to satisfy section 409A of the Code shall be amended to comply with section 409A of the Code on a timely basis, which may be made on a retroactive basis, in accordance with regulations and other guidance issued under section 409A of the Code.

17.2 Forfeiture Events.

(a) The Committee may specify in an Award Agreement that the Participant's rights, payments, and benefits with respect to an Award shall be subject to reduction, cancellation, forfeiture, or recoupment upon the occurrence of certain specified events, in addition to any otherwise applicable vesting or performance conditions of an Award. Such events may include, but shall not be limited to, termination of employment for cause, termination of the Participant's provision of services to the Company, Affiliate, and/or Subsidiary, violation of material Company, Affiliate, and/or Subsidiary policies, breach of noncompetition, confidentiality, or other restrictive covenants that may apply to the Participant, or other conduct by the Participant that is detrimental to the business or reputation of the Company, its Affiliates, and/or its Subsidiaries.

(b) If the Company is required to prepare an accounting restatement due to the material noncompliance of the Company, as a result of misconduct, with any financial reporting requirement under the securities laws, or if the Participant is one of the persons subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002, the Participant shall reimburse the Company the amount of any payment in settlement of an Award earned or accrued during the twelve-month period following the first public issuance or filing with the United States Securities and Exchange Commission (whichever just occurred) of the financial document embodying such financial reporting requirement.

17.3 Legend. The certificates for Shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer of such Shares.

17.4 Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular, and the singular shall include the plural.

17.5 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

17.6 Requirements of Law. The granting of Awards and the issuance of Shares under the Plan shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

17.7 Delivery of Title. The Company shall have no obligation to issue or deliver evidence of title for Shares issued under the Plan prior to:

    Obtaining any approvals from governmental agencies that the Company determines are necessary or advisable; and

(b) Completion of any registration or other qualification of the Shares under any applicable national or foreign law or ruling of any governmental body that the Company determines to be necessary or advisable.

17.8 Inability to Obtain Authority. The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

17.9 Investment Representations. The Committee may require any person receiving Shares pursuant to an Award under this Plan to represent and warrant in writing that the person is acquiring the Shares for investment and without any present intention to sell or distribute such Shares.

17.10 Employees Based Outside of the United States. Notwithstanding any provision of the Plan to the contrary, in order to comply with the laws in other countries in which the Company, its Affiliates, and/or its Subsidiaries operate or have Employees, Directors, or Third Party Service Providers, the Committee, in its sole discretion, shall have the power and authority to:

(a) Determine which Affiliates and Subsidiaries shall be covered by the Plan;

(b) Determine which Employees, Directors and/or Third Party Service Providers outside the United States are eligible to participate in the Plan;

(c) Modify the terms and conditions of any Award granted to Employees, Directors and/or Third Party Service Providers outside the United States to comply with applicable foreign laws;

(d) Establish subplans and modify exercise procedures and other terms and procedures, to the extent such actions may be necessary or advisable. Any subplans and modifications to Plan terms and procedures established under this Section by the Committee shall be attached to this Plan document as appendices; and

(e) Take any action, before or after an Award is made, that it deems advisable to obtain approval or comply with any necessary local government regulatory exemptions or approvals.

Notwithstanding the above, the Committee may not take any actions hereunder, and no Awards shall be granted, that would violate applicable law.

17.11 Uncertificated Shares. To the extent that the Plan provides for issuance of certificates to reflect the transfer of Shares, the transfer of such Shares may be effected on a noncertificated basis, to the extent not prohibited by applicable law or the rules of any stock exchange.

17.12 Unfunded Plan. Participants shall have no right, title, or interest whatsoever in or to any investments that the Company, and/or its Subsidiaries, and/or Affiliates may make to aid it in meeting its obligations under the Plan. Nothing contained in the Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Company and any Participant, beneficiary, legal representative, or any other person. To the extent that any person acquires a right to receive payments from the Company, and/or its Subsidiaries, and/or Affiliates under the Plan, such right shall be no greater than the right of an unsecured general creditor of the Company, a Subsidiary, or an Affiliate, as the case may be. All payments to be made hereunder shall be paid from the general funds of the Company, a Subsidiary, or an Affiliate, as the case may be and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts except as expressly set forth in the Plan.

17.13 No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award. The Committee shall determine whether cash, Awards, or other property shall be issued or paid in lieu of fractional Shares or whether such fractional Shares or any rights thereto shall be forfeited or otherwise eliminated.

17.14 Retirement and Welfare Plans. Neither Awards made under the Plan nor Shares or cash paid pursuant to such Awards, except pursuant to Covered Employee Annual Incentive Awards, may be included as "compensation" for purposes of computing the benefits payable to any Participant under the Company's or any Subsidiary's or Affiliate's retirement plans (both qualified and non-qualified) or welfare benefit plans unless such other plan expressly provides that such compensation shall be taken into account in computing a participant's benefit.

17.15 Nonexclusivity of the Plan. The adoption of this Plan shall not be construed as creating any limitations on the power of the Board or Committee to adopt such other compensation arrangements as it may deem desirable for any Participant.

17.16 No Constraint on Corporate Action. Nothing in this Plan shall be construed to: (i) limit, impair, or otherwise affect the Company's or a Subsidiary's or an Affiliate's right or power to make adjustments, reclassifications, reorganizations, or changes of its capital or business structure, or to merge or consolidate, or dissolve, liquidate, sell, or transfer all or any part of its business or assets; or, (ii) limit the right or power of the Company or a Subsidiary or an Affiliate to take any action which such entity deems to be necessary or appropriate.

17.17 Governing Law. The Plan and each Award Agreement shall be governed by the laws of the State of Texas, excluding any conflicts or choice of law rule or principle that might otherwise refer construction or interpretation of the Plan to the substantive law of another jurisdiction. Unless otherwise provided in the Award Agreement, recipients of an Award under the Plan are deemed to submit to the exclusive jurisdiction and venue of the federal or state courts of Texas, to resolve any and all issues that may arise out of or relate to the Plan or any related Award Agreement.

17.18 Indemnification. Each person who is or shall have been a member of the Board, or a Committee appointed by the Board, or an officer of the Company to whom authority was delegated in accordance with ARTICLE 3 shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit, or proceeding to which he or she may be a party or in which he or she may be involved by reason of any action taken or failure to act under the Plan and against and from any and all amounts paid by him or her in settlement thereof, with the Company's approval, or paid by him or her in satisfaction of any judgment in any such action, suit, or proceeding against him or her, provided he or she shall give the Company an opportunity, at its own expense, to handle and defend the same before he or she undertakes to handle and defend it on his or her own behalf, unless such loss, cost, liability, or expense is a result of his or her own willful misconduct or except as expressly provided by statute.

The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Certificate of Incorporation of Bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

Exhibit 31.1

CERTIFICATION

I, David R. Little, the Chief Executive Officer of DXP Enterprises, Inc., certify that:

    I have reviewed this report on Form 10-Q of DXP Enterprises, Inc.;

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

August 15, 2005

/s/ David R. Little

David R. Little

President and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Mac McConnell, the Chief Financial Officer of DXP Enterprises, Inc., certify that:

      I have reviewed this report on Form 10-Q of DXP Enterprises, Inc.;

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

August 15, 2005

/s/ Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/David R. Little

David R. Little

President and Chief Executive Officer

August 15, 2005

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/Mac McConnell

Mac McConnell

Chief Financial Officer

August 15, 2005

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.