Form 10-Q
period 2005-09-30
DXP ENTERPRISES INC
filed 2005-10-27
CIK 1020710

3: Conversions

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes [X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 2005:

Common Stock: 4,736,477

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$ 1,022	$ 2,303
Trade accounts receivable, net of allowances for doubtful accounts
of $1,959 and $1,776, respectively	22,842	19,126
Inventories, net	19,010	16,995
Prepaid expenses and other current assets	683	327
Deferred income taxes	1,042	945
Federal income taxes recoverable	2,753	-
Total current assets	47,352	39,696
Property and equipment, net	7,455	8,261
Deferred income taxes	193	257
Goodwill and other intangibles	2,782	-
Other assets	68	69
Total assets	$ 57,850	$ 48,283
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 210	$ 1,420
Trade accounts payable	14,362	12,905
Accrued wages and benefits	2,976	2,370
Federal income taxes payable	-	432
Other accrued liabilities	2,557	2,343
Customer advances	1,818	826
Total current liabilities	21,923	20,296
Long-term debt, less current portion	18,840	14,925
Minority interest in consolidated subsidiary	60	186
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value;
liquidation preference of $100 per share; ($112 at September 30, 2005)
1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2005); 1,000,000 shares authorized;
17,700 shares issued, 15,000 shares outstanding and 2,700 shares in treasury stock at December 31, 2004; 15,000 shares issued and
outstanding at September 30, 2005	15	18
Common stock, $0.01 par value, 100,000,000 shares authorized;
4,736,477 and 4,257,760 shares issued; 4,736,477 and 4,030,313 shares
outstanding; and zero and 227,447 shares in treasury stock, respectively	47	41
Paid-in capital	1,425	2,489
Retained earnings	16,419	13,094
Treasury stock	-	(1,797)
Notes receivable from shareholders	(880)	(970)
Total shareholders' equity	17,027	12,876
Total liabilities and shareholders' equity	$ 57,850	$ 48,283

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Sales	$ 43,378	$ 42,871	$ 130,630	$ 122,836
Cost of sales	31,927	32,928	95,966	93,222
Gross profit	11,451	9,943	34,664	29,614
Selling, general and administrative expense	9,618	8,563	28,813	25,647
Operating income	1,833	1,380	5,851	3,967
Other income	9	11	36	40
Interest expense	(216)	(233)	(733)	(667)
Minority interest in loss of consolidated subsidiary	29	-	126	-
Income before taxes	1,655	1,158	5,280	3,340
Provision for income taxes	594	415	1,888	1,205
Net income	1,061	743	3,392	2,135
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 1,038	$ 720	$ 3,324	$ 2,067

Basic income per share	$ 0.24	$ 0.18	$ 0.79	$ 0.51
Weighted average common shares outstanding	4,406	4,015	4,213	4,025
Diluted income per share	$ 0.18	$ 0.13	$ 0.59	$ 0.39
Weighted average common and common equivalent shares outstanding	5,895	5,531	5,792	5,488

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004
OPERATING ACTIVITIES:
Net income	$ 3,392	$ 2,135
Adjustments to reconcile net income to net cash provided by activities
Depreciation	717	722
(Benefit) provision for deferred income taxes	(33)	27
(Gain) on disposal of property and equipment	-	(1)
Minority interest in loss of consolidated subsidiary	(126)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Trade accounts receivable	(3,716)	(3,587)
Inventories	(858)	1,342
Prepaid expenses and other current assets	64	(227)
Accounts payable and accrued liabilities	2,051	(45)
Net cash provided by operating activities	1,491	366

INVESTING ACTIVITIES:
Purchase of property and equipment	(370)	(270)
Purchase of pump manufacturing business	(2,417)	-
Proceeds from sale of property and equipment	932	1
Net cash used in investing activities	(1,855)	(269)

FINANCING ACTIVITIES:
Proceeds from debt	129,181	116,133
Principal payments on revolving line of credit and other	(126,476)	(115,418)
long term debt
Dividends paid in cash	(68)	(68)
Proceeds from exercise of stock options	473	35
Payments for employee taxes related to exercise of stock options	(4,027)	-
Net cash (used in) provided by financing activities	(917)	682
(DECREASE) INCREASE IN CASH	(1,281)	779
CASH AT BEGINNING OF PERIOD	2,303	636
CASH AT END OF PERIOD	$ 1,022	$ 1,415

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in Thousands)
Pro forma impact of fair value method (FAS 148)
Reported net income attributable to common shareholders	$ 1,038	$ 720	$ 3,324	$ 2,067
Less: fair value impact of employee stock compensation	(2)	(81)	(113)	(93)
Pro forma net income attributable to common shareholders	$1,036	$ 639	$ 3,211	$ 1,974

Earnings per common share
Basic - as reported	$ 0.24	$ 0.18	$ 0.79	$ 0.51
Diluted - as reported	$ 0.18	$ 0.13	$ 0.59	$ 0.39
Basic - pro forma	$ 0.24	$ 0.16	$ 0.76	$ 0.49
Diluted - pro forma	$ 0.18	$ 0.12	$ 0.57	$ 0.36

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.14%	4.5%	4.14%	4.5%
Expected life	5-10 yrs.	5-10 yrs.	5-10 yrs.	5-10 yrs.
Expected volatility	74.6%	77.8%	74.6%	77.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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
	September 30, 2005	December 31, 2004
	(in Thousands)

Finished goods	$ 20,852	$ 20,441
Work in process	2,145	253
Inventories at FIFO	22,997	20,694
Less - LIFO allowance	(3,987)	(3,699)
Inventories	$ 19,010	$ 16,995

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in Thousands, except per share amounts)
Basic:
Weighted average shares outstanding	4,406	4,015	4,213	4,025
Net income	$ 1,061	$ 743	$ 3,392	$ 2,135
Convertible preferred stock dividend	(23)	(23)	(68)	(68)
Net income attributable to common shareholders	$ 1,038	$ 720	$ 3,324	$ 2,067
Per share amount	$ 0.24	$ 0.18	$ 0.79	$ 0.51

Diluted:
Weighted average shares outstanding	4,406	4,015	4,213	4,025
Net effect of dilutive stock options - based on the treasury stock method	1,069	1,096	1,159	1,043
Assumed conversion of convertible preferred stock	420	420	420	420
Total	5,895	5,531	5,792	5,488
Net income attributable to common shareholders	$ 1,038	$ 720	$ 3,324	$ 2,067
Convertible preferred stock dividend	23	23	68	68
Net income for diluted earnings per share	$ 1,061	$ 743	$ 3,392	$ 2,135
Per share amount	$ 0.18	$ 0.13	$ 0.59	$ 0.39

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

Financial information relating to the Company's segments is as follows (in thousands):
	Three Months Ended September 30,			Nine Months Ended September 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2004
Sales	42,332	539	42,871	120,989	1,847	122,836
Operating income	1,300	80	1,380	3,778	189	3,967
Income before tax	1,116	42	1,158	3,266	74	3,340

2005
Sales	42,714	664	43,378	128,835	1,795	130,630
Operating income	1,729	104	1,833	5,651	200	5,851
Income before tax	1,580	75	1,655	5,182	98	5,280

NOTE 7: NEW CREDIT FACILITY

On August 2, 2005 the Company entered into a credit agreement (the "Facility") with Wells Fargo Bank. The Facility consists of a revolving credit facility that provides a $30 million line of credit to the Company. This new line of credit replaced the Company's prior credit facility, which was last amended and restated on June 25, 2003 and consisted of a term loan and revolving credit facility. The new Facility expires on July 31, 2009.

The Company's borrowings and letters of credit outstanding under the Facility at each month-end must be less than a borrowing base measured as of the same month-end. The borrowing base is defined under the Facility as the sum of 85% of the Company's eligible accounts receivable and 55% of eligible inventory, with advances against inventory at no time exceeding more than 50% of the total borrowing base. The Company's borrowing and letter of credit capacity under the Facility at any given time is $30 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The borrowing base for the Facility calculated as of September 30, 2005 was $26.8 million. At September 30, 2005 $10.6 million was available for borrowing under the Facility.

The Facility provides for interest at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At September 30, 2005 the LIBOR based rate was LIBOR plus 75 basis points. At September 30, 2005 the prime based rate was prime minus 175 basis points. At September 30, 2005 $10 million was borrowed at an interest rate of 4.5% under the LIBOR option and $5.3 million was borrowed at an interest rate of 5.0% under the prime option. Commitment fees of .125 percent per annum are payable on the portion of the Facility capacity not in use for borrowings at any given time. Borrowings under the Facility are secured by all of the Company's accounts receivable, inventory and general intangibles.

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

Debt to Credit Facility Adjusted EBITDA - EBITDA is defined under the Facility ("Credit Facility Adjusted EBITDA") for financial covenant purposes as net profit before tax, plus interest expense (net of capitalized interest expense), depreciation expense and amortization, inclusive of any acquisitions. The Facility requires that the Company's ratio of Total Funded Debt to Credit Facility Adjusted EBITDA, determined on a rolling four quarters basis, not exceed 4.0 to 1.0 as of each quarter end. Total Funded Debt is defined under the Facility for financial covenant purposes as the sum of all obligations for borrowed money (excluding subordinated debt) plus all capital lease obligations.

NOTE 8: ACQUISITION

On August 20, 2005 the Company purchased the assets of a pump remanufacturer for approximately $3.9 million. The Company made this acquisition to enhance its ability to meet customer needs for shorter lead times on selected pumps. The $3.9 million purchase price was reduced by $0.9 million of liabilities assumed and a $0.5 million credit given to the seller to use to purchase maintenance, repair and operating supplies from the Company. The $2.4 million cash portion was financed using funds available under the Company's bank revolving credit facility. At September 30, 2005 the Company has recorded a liability to the seller of approximately $0.1 million for purchase price. The pro forma unaudited results of operations for the Company on a consolidated basis for the nine months ended September 30, 2005 and September 30, 2004, assuming the consummation of the purchase as of January 1, 2004, are as follows:

	Nine Months Ended September 30,
	2005	2004
	In Thousands, except for per share data

Net sales	$135,655	$125,204
Net income	$ 3,879	$ 2,028
Per share data
Basic earnings	$ 0.90	$ 0.48
Diluted earnings	$ 0.67	$ 0.37

The allocation of purchase price reflected in the September 30, 2005 condensed consolidated balance sheet is preliminary. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 20, 2005 (in thousands).

Inventory	$ 879
Property and equipment	131
Goodwill and intangibles	2,782
Assets acquired	3,882
Current liabilities assumed	882
Net assets acquired	$ 3,000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Sales	$43,378	100.0	$42,871	100.0	$130,630	100.0	$122,836	100.0
Cost of sales	31,927	73.6	32,928	76.8	95,966	73.5	93,222	75.9
Gross profit	11,451	26.4	9,943	23.2	34,664	26.5	29,614	24.1
Selling, general & administrative	9,618	22.2	8,563	20.0	28,813	22.0	25,647	20.9
Operating income	1,833	4.2	1,380	3.2	5,851	4.5	3,967	3.2
Interest expense	(216)	(0.5)	(233)	(0.5)	(733)	(0.6)	(667)	(0.5)
Minority interest	29	0.1	-	-	126	0.1	40	-
Other income	9	-	11	-	36	-	-	-
Income before income taxes	1,655	3.8	1,158	2.7	5,280	4.0	3,340	2.7
Provision for income taxes	594	1.4	415	1.0	1,888	1.4	1,205	1.0
Net income	$ 1,061	2.4	743	1.7	$ 3,392	2.6	$2,135	1.7
Per share amounts
Basic earnings per share	$ 0.24		$ 0.18		$ 0.79		$ 0.51
Diluted earnings per share	$ 0.18		$ 0.13		$ 0.59		$ 0.39

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

SALES. Revenues for the quarter ended September 30, 2005, increased $0.5 million, or 1.2%, to approximately $43.4 million from $42.9 million for the same period in 2004. Sales for the MRO Segment increased $0.4 million, or 0.9%, primarily due to a broad based increase in sales of bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. These increases were partially offset by the effect of two major hurricanes which struck the U. S. Gulf Coast during August and September 2005. As a result of the hurricanes, our New Orleans service center was closed for approximately four weeks and 17 of our locations, including the corporate office, were closed for at least two business days. Despite temporarily relocating most of our New Orleans employees to other DXP locations, sales to New Orleans customers, for the third quarter of 2005, declined by $2.4 million from the level for the second quarter of 2005. Sales for the Electrical Contractor segment increased by $0.1 million, or 23.2%, for the current quarter when compared to the same period in 2004. This increase resulted from increased sales of lower margin commodity type electrical products.

GROSS PROFIT. Gross profit for the third quarter of 2005 increased 15.2% compared to the same period in 2004. Gross profit as a percentage of sales increased by approximately 3.2% for the third quarter of 2005, when compared to the same period in 2004. Gross profit as a percentage of sales for the MRO segment increased to 26.2% for the three months ended September 30, 2005, from 22.9% in the comparable period of 2004. This increase can be primarily attributed to a change in product mix sold by the MRO segment. The 2004 period included certain large sales of products for offshore energy production with lower than average margins. In 2005 we have replaced those sales with smaller, higher margin sales. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 40.7% for the three months ended September 30, 2005, from 48.4% in the comparable period of 2004. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended September 30, 2005, increased by approximately $1.1 million when compared to the same period in 2004. As a percentage of revenue, the 2005 expense increased by approximately 2.2% to 22.2% from 20.0% for 2004. These increases are primarily attributed to employee assistance related to two hurricanes, physical damage from two hurricanes, costs to relocate inventory from service centers temporarily closed due to hurricanes, increased salaries, incentive compensation, employee benefits and payroll related expenses for the three months ended September 30, 2005 from the same period in 2004. The hurricane related costs totaled approximately $0.2 million for the three months ended September 30, 2005. Salaries have increased partially as a result of hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit. The majority of our employees receive incentive compensation which is based upon gross profit. Selling, general and administrative expense as a percentage of gross profit declined in the 2005 period compared to the 2004 period.

OPERATING INCOME. Operating income for the third quarter of 2005 increased 32.8% when compared to the same period in 2004. Operating income for the MRO segment increased 33.0% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment increased 30.0% as a result of increased gross profit and reduced selling, general and administrative expense.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2005 decreased by 7.3% from the same period in 2004. This decrease results from a lower average debt balance for the third quarter of 2005 when compared to the third quarter of 2004 and lower rates under the New Credit Facility compared to the Old Credit Facility, the effect of which was partially offset by an approximate 200 basis point increase in prime and LIBOR market interest rates.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

SALES. Revenues for the nine months ended September 30, 2005, increased $7.8 million, or 6.3%, to approximately $130.6 million from $122.8 million for the same period in 2004. Sales for the MRO Segment increased $7.8 million, or 6.5%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. These increases were partially offset by a $5.3 million decrease in sales of fiberglass reinforced pipe and the effect of two major hurricanes which struck the U. S. Gulf Coast during August and September 2005. As a result of the hurricanes, our New Orleans service center was closed for approximately four weeks and seventeen of our locations, including the corporate office, were closed for at least two business days. Despite temporarily relocating most of our New Orleans employees to other DXP locations, sales to New Orleans customers, for the third quarter of 2005, declined by $2.4 million from the level for the second quarter of 2005. Sales for the Electrical Contractor segment decreased by $0.1 million, or 2.8%, for the current nine months when compared to same period in 2004. This decrease resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on selling lower margin commodity type electrical products.

GROSS PROFIT. Gross profit for the first nine months of 2005 increased 17.1% compared to the same period in 2004. Gross profit as a percentage of sales increased by approximately 2.4% for the first nine months of 2005, when compared to the same period in 2004. Gross profit as a percentage of sales for the MRO segment increased to 26.4% for the nine months ended September 30, 2005, from 23.9% in the comparable period of 2004. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. The 2004 period included certain large sales of products for offshore energy production with lower than average margins. In 2005 we have replaced those sales with smaller, higher margin sales. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 39.8% for the nine months ended September 30, 2005, from 39.7% in the comparable period of 2004. This increase resulted from an effort to focus on sales of higher margin specialty electrical products and to be selective on selling lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2005, increased by approximately $3.2 million when compared to the same period in 2004. As a percentage of revenue, the 2005 expense increased by approximately 1.1% to 22.0% from 20.9% for 2004. These increases are primarily attributed to employee assistance related to two hurricanes, physical damage from two hurricanes, costs to relocate inventory from service centers temporarily closed due to hurricanes, increased salaries, incentive compensation, employee benefits and payroll related expenses for the three months ended September 30, 2005 from the same period in 2004. The hurricane related costs totaled approximately $0.2 million for the nine months ended September 30, 2005. Salaries have increased partially as a result of hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit. The majority of our employees receive incentive compensation which is based upon gross profit. Selling, general and administrative expense as a percentage of gross profit declined in the 2005 period compared to the 2004 period.

OPERATING INCOME. Operating income for the first nine months of 2005 increased 47.5% when compared to the same period in 2004. Operating income for the MRO segment increased 49.6% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment increased 5.8% as a result of selling, general and administrative costs decreasing more than gross profit decreased.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2005 increased by 9.9% from the same period in 2004. This increase results from an approximate 180 basis point increase in prime and LIBOR market interest rates, the effect of which was partially offset by a lower average debt balance for the first nine months of 2005 when compared to the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $1.5 million of cash in operating activities during the first nine months of 2005 as compared to generating $0.4 million in cash in operating activities during the first nine months of 2004. This change between the two periods is primarily attributable to increased net income in the 2005 period compared to the 2004 period.

During the first nine months of 2005, the amount available to be borrowed under our loan agreement in place at the time increased from $10.0 million at December 31, 2004 to $10.6 million at September 30, 2005. This increase in availability resulted primarily from the increase in accounts receivable and inventory collateral value, partially offset by a $2.7 million increase in long-term debt during the first nine months of 2005. The funds obtained from the increase in debt were used to purchase a pump manufacturing business.

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

The New Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At September 30, 2005 the LIBOR based rate was LIBOR plus 75 basis points. At September 30, 2005 the prime based rate was prime minus 175 basis points. The LIBOR and prime based rates under the New Credit Facility are generally 150 basis points and 175 basis points lower, respectively, than those assessed under the Old Credit Facility. At September 30, 2005 $10 million was borrowed at an interest rate of 4.5% under the LIBOR option and $5.3 million was borrowed at an interest rate of 5.0% under the prime option. Commitment fees of .125 percent per annum are payable on the portion of the Facility capacity not in use for borrowings at any given time. This fee is 12.5 basis points lower than the same fee under the Old Credit Facility. At September 30, 2005, we were in compliance with all covenants. In addition to the $1.0 million of cash at September 30, 2005, we had $10.6 million available for borrowings under the New Credit Facility at September 30, 2005.

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

Borrowings
	September 30,	December 31,	Increase
	2005	2004	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 210	$ 1,420	$ (1,210)
Long-term debt, less current portion	18,840	14,925	3,915
Total long-term debt	19,050	$ 16,345	$ 2,705(2)
Amount available	$ 10,613(1)	$ 9,998(1)	$ 615(3)
(1) Represents amount available to be borrowed at the indicated date under the New Credit Facility and the Old Credit Facility, respectively.
(2) The funds obtained from the increase in long-term debt were used to purchase a pump manufacturing business.

(3) The $0.6 million increase in the amount available is a result of an increase in accounts receivable and inventory collateral value, partially offset by the $2.7 million increase in total long-term debt.

Performance Metrics
	Nine Months Ended
	September 30,		Increase
	2005	2004	(Decrease)
Days of sales outstanding	51.8	54.7	(2.9)
Inventory turns	6.7	7.0	(0.3)

For the nine months ended September 30, 2005 accounts receivable days of sales outstanding were 51.8 at September 30, 2005 compared to 54.7 at September 30, 2004. The decrease resulted primarily from a change in customer mix, which resulted in faster collection of accounts receivable. For the nine months ended September 30, 2005 annualized inventory turns were 6.7 at September 30, 2005 compared to 7.0 at September 30, 2004. The decline in inventory turns is primarily a result of increased work in process for the pump manufacturing business acquired in August 2005.

Funding Commitments

We believe our cash generated from operations and available under our New Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of equity or debt securities. In connection with any such financing, we may be required to issue securities that substantially dilute the interests of our shareholders.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.2 million as of September 30, 2005. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income. As a result of tax deductions resulting from the exercise of stock options, we expect to record a federal taxable loss for 2005. We expect to recover $2.8 million of tax payments made during 2005, 2004 and 2003.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2005, a 100 basis point change in interest rates would result in approximately a $167,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 15, 2005, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Additionally, the shareholders approved the DXP Enterprises, Inc. Restricted Stock Plan (the "Plan"). Set forth for each director and the Plan is the tabulation of votes cast.

Nominee	Votes For	Votes Against	Votes Withheld
David R. Little	3,465,610	15,400	0
Cletus Davis	3,467,943	13,067	0
Kenneth Miller	3,467,943	13,067	0
Timothy Halter	3,467,943	13,067	0
Restricted Stock Plan	2,476,990	127,937	41,414

ITEM 5. OTHER INFORMATION.

None.

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
10.1

Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on August 4, 2005).

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

Dated: October 27, 2005

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

      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

October 27, 2005

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

      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

October 27, 2005

/s/ Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/David R. Little

David R. Little

President and Chief Executive Officer

October 27, 2005

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/Mac McConnell

Mac McConnell

Chief Financial Officer

October 27, 2005

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.