Form 10-K
period 2005-12-31
DXP ENTERPRISES INC
filed 2006-03-10
CIK 1020710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2005

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act).

Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2005: $14,044,000.

Number of shares of registrant's Common Stock outstanding as of March 6, 2006: 4,950,115.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2006 are incorporated by reference into Part III hereof.

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

PART I

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. DXP Enterprises, Inc.'s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, together with the Company's subsidiaries.

ITEM 1. Business

DXP Enterprises, Inc. ("DXP" or the "Company"), a Texas corporation, was incorporated in 1996, to be the successor to a company founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers. We are organized into two segments: MRO and Electrical Contractor. Sales and operating income for 2003, 2004 and 2005, and identifiable assets at the close of such years for our business segments are presented in Note 12 of the Notes to the Consolidated Financial Statements.

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

The industrial distribution market is highly fragmented. Based on 2004 sales as reported by industry sources, we were the 29th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 45,000 are stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by our MRO segment include mining, construction, chemical, municipal, food and beverage and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 48 service centers, including two distribution centers, primarily located in the rocky mountain, mid-western, southeastern and southwestern regions of the United States.

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

SmartSourceSM, an integrated supply program, allows a more effective and efficient way to manage the customer's supply chain needs for MRO products. The program allows the customer to transfer all or part of their supply chain needs to DXP, so the customer can focus on their core business. SmartSourceSM effectively lowers costs by outsourcing purchasing, accounting and on-site supply/warehouse management to DXP, which reduces the duplication of effort by the customer and supplier. DXP has a broad range of first-tier products to support a successful integrated supply offering. The program provides a productive, measurable solution to reduce cost and streamline procurement and sourcing operations.

Our operations managers support the sales efforts through direct customer contact and manage the efforts of the outside and direct sales representatives. We have structured compensation to provide incentives to our sales representatives, through the use of commissions, to increase sales. Our outside sales representatives focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. The direct sales representatives support the outside sales representatives and are responsible for entering product orders and providing technical support with respect to our products. Because we offer a broad range of products, our outside and direct sales representatives are able to use their existing customer relationships with respect to one product line to cross-sell our other product lines. In addition, geographic locations in which certain products are sold also are being utilized to sell products not historically sold at such locations. As we expand our product lines and geographical presence through hiring experienced sales representatives, we assess the opportunities and appropriate timing of introducing existing products to new customers and new products to existing customers. Prior to implementing such cross-selling efforts, we provide the appropriate sales training and product expertise to our sales force.

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

We acquire our products through numerous original equipment manufacturers. We are authorized to distribute the manufacturers' products in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less. One manufacturer provided pump products that account for approximately 14% of our revenues. No other manufacturer provided products that accounted for 10% or more or our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations. Representative manufacturers of our products include BACOU/DALLOZ, Baldor Electric, Dodge/Reliance, Emerson, Falk, G&L, Gates, Gould's, INA/Fag Bearing, LaCross Rainfair Safety Products, Martin Sprocket, National Oilwell, Norton Abrasives, NTN, Rexnord, SKF, T. B. Woods, 3M, Timken, Torrington/Fafnir, Tyco, Union Butterfield, Viking and Wilden.

At December 31, 2005, the MRO Segment had 519 full-time employees.

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

At December 31, 2005, the Electrical Contractor segment had 9 full-time employees.

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

Employees

At December 31, 2005, we had 528 full-time employees. We believe that our relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our Internet website www.dxpe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A. Risk Factors

The following is a discussion of significant risk factors relevant to DXP's business that could adversely affect its financial condition or results of operations.

Our future results will be impacted by our ability to implement our growth strategy.

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

Our business has substantial competition and competition could adversely affect our results.

Our business is highly competitive. We compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than us. Although many of our traditional distribution competitors are small enterprises selling to customers in a limited geographic area, we also compete with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by our SmartSource program. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than us. Our competitors include direct mail suppliers, large warehouse stores and, to a lesser extent, certain manufacturers. Competitive pressures could adversely affect DXP's sales and profitability.

The loss of or the failure to attract and retain key personnel could adversely impact our results of operations.

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

The loss of any key supplier could adversely affect DXP's sales and profitability.

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

A slowdown in the economy could negatively impact DXP's sales growth.

Economic and industry trends affect DXP's business. Demand for our products is subject to economic trends affecting our customers and the industries in which they compete in particular. Many of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, demand for our products could be adversely impacted by changes in the markets of our customers.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs and/or decreases in revenues.

The proper functioning of DXP's information systems is critical to the successful operation of our business. Although DXP's information systems are protected through physical and software safeguards and remote processing capabilities exist, information systems are still vulnerable to natural disasters, power losses, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, DXP's ability to process orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses could be adversely affected.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We own our headquarters facility in Houston, Texas, which has 45,000 square feet of office space. The MRO segment owns or leases 48 service center facilities located in Georgia, Illinois, Louisiana, Maryland, Montana, New Mexico, Ohio, Oklahoma, Tennessee, Texas, and Wyoming. The Electrical Contractor segment owns one service center facility in Tennessee. These owned facilities range from 2,500 square feet to 138,000 square feet in size. We lease facilities for terms generally ranging from one to five years. The leased facilities range from 3,200 square feet to 53,441 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. Two of the facilities owned by us are pledged to secure our indebtedness.

ITEM 3. Legal Proceedings

On July 22, 2004, DXP and Ameron International Corporation, DXP's vendor of fiberglass reinforced pipe, were sued in the Twenty-Fourth Judicial District Court, Parish of Jefferson, State of Louisiana by BP America Production Company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms. Plaintiff alleges negligence, breach of contract, warranty and that damages exceed $20 million. DXP believes the failures were caused by the failure of the pipe itself and not by work performed by DXP. We intend to vigorously defend these claims. Our insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims. The maximum amount of our insurance coverage, if any, is $6 million. Under certain circumstances our insurance may not cover this claim.

In 2003, we were notified that we had been sued in various state courts in Nueces County, Texas. The twelve suits allege personal injury resulting from products containing asbestos allegedly sold by us. The suits do not specify what products or the dates we allegedly sold the products. Discovery is in the very early stages on these suits. Two of our insurance carriers, under a reservation of rights to deny coverage, are paying legal fees for our defense against the claims. One of these carriers, while paying our asbestos defense costs, has filed a suit asking the courts for a judgment as to whether or not the carrier is liable for the asbestos claims. We intend to vigorously defend our claim for coverage. The plaintiffs' attorney has agreed to settle all twelve suits for a nominal amount to be paid by our insurance carriers.

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

	High	Low
2004
First Quarter	$ 6.49	$ 3.26
Second Quarter	$ 5.46	$ 3.66
Third Quarter	$ 5.82	$ 3.76
Fourth Quarter	$ 5.49	$ 4.17

2005
First Quarter	$ 5.83	$ 4.41
Second Quarter	$ 8.50	$ 4.64
Third Quarter	$ 24.83	$ 6.54
Fourth Quarter	$ 26.30	$ 12.21

On March 6, 2006 we had approximately 652 holders of record for outstanding shares of our common stock.

We anticipate that future earnings will be retained to finance the continuing development of our business. In addition, our bank credit facility prohibits us from declaring or paying any dividends or other distributions on our capital stock except for the monthly $0.50 per share dividend on our Series B convertible preferred stock, which amounts to $90,000 in the aggregate per year. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our lenders, our general financial condition and general business conditions.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2005 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2001	2002	2003	2004	2005
		(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 174,429	$ 148,106	$ 150,683	$ 160,585	$ 185,364
Gross Profit	43,805	37,984	38,549	39,431	49,714
Operating income	4,034	4,117	4,309	5,209	9,404
Income before income taxes	1,600	2,633	3,197	4,384	8,615
Net income	929	1,619	2,069	2,780	5,467
Per share amounts
Basic earnings per common share	$ 0.21	$ 0.38	$ 0.49	$ 0.67	$ 1.24
Common shares outstanding	4,072	4,072	4,072	4,027	4,349
Diluted earnings per share	$ 0.21	$ 0.36	$ 0.42	$ 0.50	$ 0.94
Common and common equivalent shares outstanding	4,503	4,555	4,920	5,509	5,789
Consolidated Balance Sheet Data	As of December 31,
	2001	2002	2003	2004	2005
Total assets	$ 57,588	$ 49,248	$ 48,375	$ 48,283	$ 72,920
Long-term debt obligations	22,864	23,486	16,675	14,925	25,109
Shareholders' equity	8,323	8,087	10,076	12,876	19,589

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

General Overview

Our products and services are marketed in at least 19 states to over 25,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and global economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets. During 2003, our performance was impacted negatively by the economic downturn, particularly the downturn in domestic manufacturing. All of our increase in sales and gross profit for 2003 compared to 2002 was due to increased sales of products for offshore energy production. Our employee headcount decreased by over ten percent during 2003 as we worked to bring our cost structure in line with our sales. During 2004 the economy improved. Our employee headcount decreased by approximately 1% during 2004. The majority of the 2004 sales increase came from increased sales of products for offshore energy production and general manufacturing. During 2005 the general economy and the oil and gas exploration and production business continued to improve. Our employee headcount increased by 17.9% as a result of two acquisitions and hiring additional personnel to support increased sales. The majority of the 2005 sales increase came from a broad based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales by the two businesses acquired in 2005 accounted for $7.3 million of the $24.8 million 2005 sales increase.

Our sales growth strategy in recent years has focused on internal growth. Key elements of our sales strategy include leveraging existing customer relationships by cross-selling new products, expanding product offerings to new and existing customers, and increasing business-to-business solutions using system agreements and SmartSourceSM solutions for our integrated supply customers. We will continue to review opportunities to grow through the acquisition of distributors and other businesses that would expand our geographic breadth and/or add additional products and services. Our results will depend on our success in executing our internal growth strategy and, to the extent we complete any acquisitions, our ability to integrate such acquisitions effectively.

Our strategies to increase productivity include consolidated purchasing programs, centralizing product distribution centers, centralizing certain customer service and inside sales functions, converting selected locations from full warehouse and customer service operations to DXP service centers, and using information technology to increase employee productivity.

Results of Operations
	Years Ended December 31,
	2003	%	2004	%	2005	%
	(in millions, except percentages)

Sales	$ 150.7	100.0	$ 160.6	100.0	$ 185.4	100.0
Cost of sales	112.2	74.4	121.2	75.5	135.7	73.2
Gross profit	38.5	25.6	39.4	24.5	49.7	26.8
Selling, general and administrative expense	34.2	22.7	34.2	21.3	40.3	21.7
Operating income	4.3	2.9	5.2	3.2	9.4	5.1
Interest expense	1.2	0.8	0.9	0.6	1.0	0.5
Other income and minority interest	(0.1)	-	(0.1)	(0.1)	(0.2)	(0.1)
Income before income taxes	3.2	2.1	4.4	2.7	8.6	4.7
Provision for income taxes	1.1	0.7	1.6	1.0	3.1	1.7
Net income	$ 2.1	1.4%	$ 2.8	1.7%	$ 5.5	3.0%
Per share
Basic earnings per share	$ 0.49		$ 0.67		$ 1.24
Diluted earnings per share	$ 0.42		$ 0.50		$ 0.94

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

SALES. Revenues for 2005 increased $24.8 million, or 15.4%, to approximately $185.4 million from $160.6 million in 2004. Sales for the MRO segment increased $24.8 million, or 15.7% primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improved economy and high energy prices. Sales by the two businesses acquired in 2005 accounted for $7.3 million of the 2005 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 11.0%. Sales for the Electrical Contractor segment were the same at $2.4 million for 2004 and 2005.

GROSS PROFIT. Gross profit for 2005 increased 26.1% compared to 2004. Gross profit as a percentage of sales increased by approximately 2.3% for 2005, when compared to 2004. Gross profit as a percentage of sales for the MRO segment increased to 26.6% in 2005 from 24.3% in 2004. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. The 2004 period included certain large sales of products for offshore energy production with lower than average margins. In 2005 we replaced those sales with smaller, higher margin sales. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 42.6% for 2005, up from 41.9% in 2004. This increase resulted from the continued effort to focus on selling higher margin specialty electrical products and to be selective on selling lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2005 increased by approximately $6.1 million, or 17.8%, when compared to 2004. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits, payroll related expenses and costs associated with two hurricanes in 2005. Selling, general and administrative expense associated with the two businesses acquired in 2005 accounted for $0.9 million of the increase. Salaries have increased partially as a result of hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit. As a percentage of revenue, the 2005 expense increased by approximately 0.4% to 21.7% from 21.3% for 2004. This increase is primarily the result of increased incentive compensation. The majority of our employees receive incentive compensation which is based upon gross profit. Selling, general and administrative expense as a percentage of gross profit declined in 2005 compared to 2004.

OPERATING INCOME. Operating income for 2005 increased by approximately $4.2 million, or 80.5%, when compared to 2004. This increase was the result of an 84.1% increase in operating income for the MRO segment and a 14.5% increase in operating income for the Electrical Contractor segment. Operating income for the MRO segment increased as a result of increased gross profit, partially offset by increased selling, general, and administrative expense. Operating income for the Electrical Contractor segment increased as a result of selling, general and administrative costs decreasing and gross profit increasing.

INTEREST EXPENSE. Interest expense for 2005 increased by $0.1 million to $1.0 million from $0.9 million for 2004. This increase resulted from the combination of increased debt to fund acquisitions and an approximate 190 basis point increase in prime and LIBOR market interest rates for 2005 compared to 2004. The effect of the increase in market interest rates was partially offset by the lower margins on our new credit facility.

INCOME TAXES. As of December 31, 2005, we have recorded net deferred tax assets of $0.9 million representing the future tax benefits of certain accruals not currently deductible. We believe it is more likely than not that the deferred tax assets will be realized as these reserves are recovered and reduce future taxable income.

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

We used approximately $1.2 million of cash in operating activities in 2005 as compared to $5.1 million in cash provided during 2004. This change between the two years was primarily attributable to the $7.6 million increase in accounts receivable in 2005 compared to the $0.3 million decline in 2004. The increase in accounts receivable in 2005 resulted from the $17.0 million increase in sales for the fourth quarter of 2005 compared to the fourth quarter of 2004. We also used $4.1 million of cash to pay employee taxes related to the cashless exercise of stock options. This amount was partially offset by the $4.5 million after tax benefit of the tax deduction we received due to the exercise of stock options. The tax deduction allowed us to cease making federal tax payments for 2005 and will reduce federal tax payments in 2006.

We purchased approximately $0.6 million of capital assets during 2005 compared to $1.9 million for 2004. Capital expenditures during 2005 were related primarily to computer equipment, computer software, inventory handling equipment, and building improvements. The 2004 capital expenditures related primarily to an airplane and computer equipment. We purchased the airplane to increase our efficiency in marketing to a nationwide customer base and to manage our numerous remote locations. Capital expenditures for 2006 are expected to be between the amounts for 2005 and 2004.

At December 31, 2005, our long-term debt was $26.5 million compared to total capitalization (long-term debt plus shareholders' equity) of $46.1 million. Approximately $20.0 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $0.4 million.

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

During 2005, the amount available to be borrowed under our credit facility increased from $10.0 million at December 31, 2004 to $11.0 million at December 31, 2005. This increase in availability during 2005 resulted from an increase in the collateral value of inventory and accounts receivable, partially offset by a $7.9 million increase in the amount borrowed under our lines of credit. The increased borrowings were used primarily to fund acquisitions. Management believes that the liquidity of our balance sheet at December 31, 2005, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B preferred stock dividend payments during 2006.

Credit Facility

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

The New Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At December 31, 2005, the LIBOR based rate was LIBOR plus 75 basis points. At December 31, 2005, the prime based rate was prime minus 175 basis points. The LIBOR and prime based rates under the New Credit Facility are generally 150 basis points and 175 basis points lower, respectively, than those assessed under the Old Credit Facility. At December 31, 2005, $15 million was borrowed at an interest rate of 5.125% under the LIBOR option and $3.2 million was borrowed at an interest rate of 5.5% under the prime option. Commitment fees of .125 percent per annum are payable on the portion of the New Credit Facility capacity not in use for borrowings at any given time. This fee is 12.5 basis points lower than the same fee under the Old Credit Facility. At December 31, 2005, we were in compliance with all covenants. In addition to the $0.6 million of cash at December 31, 2005, we had $11.0 million available for borrowings under the New Credit Facility at December 31, 2005.

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

Debt to Credit Facility Adjusted EBITDA - The New Credit Facility requires that the Company's ratio of Total Funded Debt to Credit Facility Adjusted EBITDA, determined on a rolling four quarters basis, not exceed 4.0 to 1.0 as of each quarter end. Total Funded Debt is defined under the Facility for financial covenant purposes as the sum of all obligations for borrowed money (excluding subordinated debt) plus all capital lease obligations. Credit Facility Adjusted EBITDA is defined under the credit facility for financial covenant purposes as net profit before tax, plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense, inclusive of acquisitions.

Borrowings
	December 31,		Increase (Decrease)
	2004	2005
	(in Thousands)
Current portion of long-term debt	$ 1,420	$ 1,358	$ (62)
Long-term debt, less current portion	14,925	25,109	10,184
Total long-term debt	$ 16,345	$ 26,467	$ 10,122(2)
Amount available (1)	$ 9,998	$ 10,972	$ 974(3)
(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) The funds obtained from the increase in long-term debt were primarily used to acquire two businesses.

(3) The $1.0 million increase in the amount available is primarily a result of an increase in the collateral value of inventory and accounts receivable, partially offset by increased borrowings under the line of credit.

Performance Metrics
	December 31,		Increase
	2004	2005 (1)	(Decrease)
Days of sales outstanding (in days)	47.6	52.3	4.7
Inventory turns	7.1	6.9	(0.2)
(1) Results for businesses acquired in 2005 were annualized to compute these performance metrics.

Accounts receivable days of sales outstanding were 52.3 at December 31, 2005 compared to 47.6 days at December 31, 2004. The increase resulted primarily from the increase in sales in the fourth quarter of 2005 compared to the fourth quarter of 2004. Annualized inventory turns were 6.9 times at December 31, 2005 compared to 7.1 times at December 31, 2004. The decline in inventory turns resulted from decisions made by inventory management to increase inventory to support increased sales.

Funding Commitments

We believe our cash generated from operations and available under our New Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to obtain additional financing on attractive terms, if at all.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current Portion (1)	$26,467	$ 1,358	$2,932	$ 20,320	$ 1,857
Operating lease obligations	5,773	1,826	3,114	833	-
Estimated interest payments (2)	1,591	439	635	298	219
Total	$33,831	$ 3,623	$6,681	$ 21,451	$ 2,076

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.

(2) Assumes interest rates in effect at December 31, 2005. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under this facility fluctuate. The amounts of interest incurred for borrowings under the revolving lines of credit were $956,000, $654,000 and 755,000 for 2003, 2004 and 2005, respectively. Management anticipates an increased level of interest payments on the New Credit Facility in 2006 as a result of increased interest rates and debt levels.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we were not involved in any unconsolidated SPE transactions.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $0.9 million as of December 31, 2005. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2005, a 100 basis point increase in interest rates would increase our annual interest expense by $200,000.

The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2006	2007	2008	2009	2010	There- after	Total	Fair Value
Fixed Rate Long- term Debt	$ 1,088	$ 1,155	$ 1,254	$ 1,015	$ 100	$1,857	$6,469	$6,469
Average Interest Rate	6.04%	6.04%	6.08%	6.02%	6.25%	6.25%	6.11%
Floating Rate Long-term Debt	$ 270	$ 261	$ 262	$19,166	39	-	$19,998	$19,998
Average Interest Rate (1)	4.36%	4.35%	4.36%	5.46%	4.15%	-	5.32%
Total Maturities	$ 1,358	$ 1,416	$ 1,516	$20,181	$ 139	$ 1,857	$26,467	$26,467
(1) Assumes floating interest rates in effect at December 31, 2005

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DXP Enterprises, Inc., and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP

February 24, 2006

Houston, Texas

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash	$ 2,303	$ 570
Trade accounts receivable, net of allowances for doubtful accounts
of $1,776 in 2004 and $1,835 in 2005	19,126	29,279
Inventories, net	16,995	22,811
Prepaid expenses and other current assets	327	541
Federal income taxes recoverable	-	2,033
Deferred income taxes	945	968
Total current assets	39,696	56,202
Property and equipment, net	8,261	8,752
Deferred income taxes	257	-
Goodwill and other intangibles	-	7,436
Other assets	69	530
Total assets	$ 48,283	$ 72,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,420	$ 1,358
Trade accounts payable	12,905	15,919
Accrued wages and benefits	2,370	5,012
Customer advances	826	2,209
Federal income taxes payable	432	214
Other accrued liabilities	2,343	3,365
Total current liabilities	20,296	28,077
Long-term debt, less current portion	14,925	25,109
Deferred income taxes	-	115
Minority interest in consolidated subsidiary	186	30
Commitments and contingencies (Note 9)
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2005); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2005); 1,000,000 shares authorized; 17,700 shares and 15,000 shares issued, 15,000 shares outstanding and 2,700 shares and -0- shares in treasury stock, respectively	18	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,257,760 and 4,795,402 shares issued, 4,030,313 and 4,795,402 shares outstanding and 227,447 and -0- shares in treasury stock, respectively	41	48
Paid-in capital	2,489	1,894
Retained earnings	13,094	18,471
Treasury stock, at cost	(1,797)	-
Notes receivable from David R. Little, CEO, and James Webster, employee	(970)	(840)
Total shareholders' equity	12,876	19,589
Total liabilities and shareholders' equity	$ 48,283	$ 72,920
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2003	2004	2005
Sales	$ 150,683	$ 160,585	$ 185,364
Cost of sales	112,134	121,154	135,650
Gross profit	38,549	39,431	49,714
Selling, general and administrative expense	34,240	34,222	40,310
Operating income	4,309	5,209	9,404
Other income	65	60	56
Interest expense	(1,177)	(924)	(1,000)
Minority interest in loss of consolidated subsidiary	-	39	155
Income before provision for income taxes	3,197	4,384	8,615
Provision for income taxes	1,128	1,604	3,148
Net income	2,069	2,780	5,467
Preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$ 1,979	$ 2,690	$ 5,377

Per share and share amounts
Basic earnings per common share	$ 0.49	$ 0.67	$ 1.24
Common shares outstanding	4,072	4,027	4,349
Diluted earnings per share	$ 0.42	$ 0.50	$ 0.94
Common and common equivalent shares outstanding	4,920	5,509	5,789
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2003, 2004 and 2005 (In Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Share- holders	Total
BALANCES AT DECEMBER 31, 2002	$ 1	$ 18	$ 41	$ 2,842	$ 8,425	$(1,894)	$ (1,346)	$ 8,087
Dividends paid	-	-	-	-	(90)	-	-	(90)
Acquisition of 46 shares of Series A Preferred Stock	-	-	-	(1)	-	-	-	(1)
Collections on notes receivable	-	-	-	-	-	-	14	14
Purchase of 515 shares of common stock	-	-	-	-	-	(3)	-	(3)
Net income	-	-	-	-	2,069	-	-	2,069
BALANCES AT DECEMBER 31, 2003	1	18	41	2,841	10,404	(1,897)	(1,332)	10,076
Collections on notes receivable	-	-	-	-	-	-	27	27
Dividends paid	-	-	-	-	(90)	-	-	(90)
Purchase of 359,588 shares of common stock	-	-	-	-	-	(341)	335	(6)
Exercise of stock options for 41,000 shares of common stock	-	-	-	(352)	-	441	-	89
Net income	-	-	-	-	2,780	-	-	2,780
BALANCES AT DECEMBER 31, 2004	1	18	41	2,489	13,094	(1,797)	(970)	12,876
Collections on notes receivable	-	-	-	-	-	-	40	40
Dividends paid	-	-	-	-	(90)	-	-	(90)
Cancellation of Series B Preferred Stock in Treasury	-	(3)	-	(267)	-	270	-	-
Purchase of 6,500 shares of common stock	-	-	-	-	-	(95)	90	(5)
Exercise of stock options for 1,122,175 shares of common stock	-	-	7	(328)	-	1,622	-	1,301
Net income	-	-	-	-	5,467	-	-	5,467
BALANCES AT DECEMBER 31, 2005	$ 1	$ 15	$ 48	$ 1,894	$18,471	$ -	$ (840)	$ 19,589

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,069	$ 2,780	$ 5,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities --
Depreciation and amortization	1,058	992	990
Deferred income taxes	128	77	306
Gain on sale of property and equipment	(2)	(4)	-
Minority interest in loss of consolidated subsidiary	-	(39)	(155)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Accounts receivable	(1,852)	286	(7,650)
Inventories	1,247	2,150	(2,574)
Prepaid expenses and other current assets	175	112	(3,089)
Accounts payable and accrued expenses	4,100	(1,227)	5,470
Net cash provided by (used in) operating activities	6,923	5,127	(1,235)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(419)	(1,866)	(572)
Purchase of businesses	-	-	(6,069)
Proceeds from the sale of property and equipment	2	6	937
Net cash used in investing activities	(417)	(1,860)	(5,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	147,581	155,421	145,231
Principal payments on revolving line of credit, long-term debt and notes payable	(154,542)	(157,225)	(136,755)
Acquisition of common and preferred stock	(4)	-	-
Dividends paid in cash	(90)	(90)	(90)
Proceeds from exercise of stock options	-	42	874
Payments for employee taxes related to exercise of stock options	-	-	(4,094)
Proceeds from minority interest owners of consolidated subsidiary	-	225	-
Collections on notes receivable from shareholders	14	27	40
Net cash provided by (used in) financing activities	(7,041)	(1,600)	5,206
(DECREASE) INCREASE IN CASH	(535)	1,667	(1,733)
CASH AT BEGINNING OF YEAR	1,171	636	2,303
CASH AT END OF YEAR	$ 636	$ 2,303	570
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	$ 1,209	$ 860	984
Income taxes	$ 60	$ 2,126	875
Cash income tax refunds	$ 25	$ 16	36

Noncash activities:

Financing activities exclude the exchange on March 31, 2004 of two notes receivable from Mr. Little, Chief Executive

Officer, with a face value of $338,591 for 80,619 shares of DXP common stock.

Changes in operating assets and liabilities exclude the $4.5 million after tax benefit of tax deductions related to stock option exercises in 2005.

The accompanying notes are an integral part of these consolidate financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL ATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DXP Enterprises, Inc. and subsidiaries (DXP or the Company), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments: Maintenance, Repair and Operating (MRO) and Electrical Contracting. See Note 12 for discussion of the business segments.

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

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments at December 31, 2004 and 2005 is as follows (in thousands):

	2004		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$ 2,303	$ 2,303	$ 570	$ 570
Notes receivables from David R. Little,
CEO, and James Webster, employee	970	705	840	628
Long-term debt, including current portion	16,345	16,345	26,467	26,467

The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.

Stock-Based Compensation

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 148 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. No compensation expense was recognized under APB No. 25 during the three years ended December 31, 2005.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2003, 2004 and 2005: risk-free interest rates of 4.0% for 2003, 4.5% for 2004, and 4.14% for 2005; expected lives of five to ten years, assumed volatility of 80% for 2003, 78% for 2004, and 75% for 2005; and no expected dividends.

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
	Years Ended December 31,
	2003	2004	2005
	(in Thousands, except per share amounts)
Pro forma impact of fair value method (FAS 148)
Reported net income attributable to common shareholders	$1,979	$2,690	$5,377
Less: fair value impact of employee stock compensation	(70)	(100)	(115)
Pro forma net income attributable to common shareholders	$1,909	$2,590	$5,262

Earnings per common share
Basic - as reported	$ 0.49	$ 0.67	$ 1.24
Diluted - as reported	$ 0.42	$ 0.50	$ 0.94
Basic - pro forma	$ 0.47	$ 0.64	$ 1.21
Diluted - pro forma	$ 0.41	$ 0.49	$ 0.92

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by the Company in the accompanying financial statements relate to the reserves for accounts receivable collectibility, inventory valuations, income taxes and self-insured medical claims. Actual results could differ from those estimates and such differences could be material.

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

Impairment of Long-Lived Assets

The Company determines the realization of goodwill and other intangibles in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and its other long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under SFAS No. 142, the Company determines fair value using capitalization of earnings estimates and market valuation multiples for each reporting unit. Under SFAS No. 144, the Company compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to such assets, as well as evaluates other factors such as business trends and general economic conditions. In the event that the carrying value exceeds the future undiscounted cash flows, the Company records an impairment charge against income equal to the excess of the carrying value over the asset's fair value.

Comprehensive Income

Comprehensive income is equal to net income.

2. NEW ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning January 1, 2006. The Company does not expect the impact of applying this guidance to be significantly different from that presented in the pro-forma disclosures in Note 1.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The adoption of this standard has had no material impact on the Company's financial position and results of operations.

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

3. ACQUISITIONS

All of the Company's acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition.

On August 20, 2005 the Company paid approximately $2.4 million to purchase the assets of a pump remanufacturer. The Company made this acquisition to enhance its ability to meet customer needs for shorter lead times on selected pumps. The Company assumed $1.0 million of liabilities and gave a $0.5 million credit to the seller to use to purchase maintenance, repair and operating supplies from the Company. The $2.4 million cash portion was financed using funds available under the Company's bank revolving credit facility.

On December 1, 2005 the Company purchased R. A. Mueller to expand geographically into Ohio, Indiana, Kentucky and West Virginia. The Company paid $7.3 million ($3.65 million cash and $3.65 million in promissory notes payable to the former owners) and assumed approximately $1.6 million of debt and $1.9 million of accounts payable and other liabilities. The cash portion was financed using funds available under the Company's bank revolving credit facility.

The allocation of purchase price reflected in the December 31, 2005 consolidated balance sheet is preliminary. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2005 (in thousands):

Accounts Receivable	$ 2,397
Inventory	2,963
Property and equipment	1,504
Goodwill and intangibles	7,436
Other assets	529
Assets acquired	14,829
Current liabilities assumed	3,422
Non-current liabilities assumed	1,165
Net assets acquired	$ 10,242

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2005 and 2004, assuming the consummation of the purchases as of January 1, 2004, are as follows:

	Years Ended December 31,
	2004	2005
	In Thousands, except for per share data

Net sales	$184,421	$209,568
Net income	$ 3,190	$ 6,287
Per share data
Basic earnings	$ 0.77	$ 1.39
Diluted earnings	$ 0.57	$ 1.08

4. INVENTORIES:

The Company uses the LIFO method of inventory valuation for approximately 86 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

	December 31,
	2004	2005
	(in Thousands)
Finished goods	$20,441	$25,740
Work in process	253	1,237
Inventories at FIFO	20,694	26,977
Less - LIFO allowance	(3,699)	(4,166)
Inventories	$16,995	$22,811

During 2003, 2004, and 2005, the Company experienced LIFO inventory liquidations. The effect of these liquidations was to increase gross profit by approximately $39,000 in 2003, $46,000 in 2004, and $16,000 in 2005.

5. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2004	2005
	(in Thousands)
Land	$1,549	$1,748
Buildings and leasehold improvements	6,062	6,179
Furniture, fixtures and equipment	5,575	6,605
	13,186	14,532
Less - Accumulated depreciation and amortization	(4,925)	(5,780)
	$8,261	$8,752

6. LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2004	2005
	(in Thousands)
Credit facility:
Working capital lines of credit	$ 10,237	$ 18,166
Term loan component	2,192	-
Note payable to a bank, floating rate at ninety day LIBOR plus 2.25%, collateralized by an airplane, payable in monthly installments through August 2009	1,490	1,377
Unsecured notes payable to individuals, 3.76% to 4.17% at December 31, 2005, midterm federal rate adjusted annually, payable in monthly or quarterly installments through November 2010	-	455
Unsecured notes payable to individuals, subordinate to credit facility, 6.0%, payable in monthly installments through December 2009	-	3,650
Mortgage loans payable to financial institutions, 6.25% collateralized by real estate, payable in monthly installments through January 2013	2,372	2,819
Other notes	54	-
	16,345	26,467
Less: Current portion	(1,420)	(1,358)
	$14,925	$25,109

On August 2, 2005, the Company entered into a credit agreement (the "Facility") with Wells Fargo Bank, National Association. The Facility consists of a revolving credit facility that provides a $30 million line of credit to the Company. This new line of credit replaced the Company's prior credit facility, which was last amended and restated on June 25, 2003 and consisted of a term loan and revolving credit facility. The new Facility expires on July 31, 2009.

The Company's borrowings and letters of credit outstanding under the Facility at each month-end must be less than a borrowing base measured as of the same month-end. The borrowing base is defined under the Facility as the sum of 85% of the Company's eligible accounts receivable and 55% of the value of eligible inventory, with advances against inventory at no time exceeding more than 50% of the total borrowing base. The Company's borrowing and letter of credit capacity under the Facility at any given time is $30 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The borrowing base for the Facility calculated as of December 31, 2005 exceeded $30 million. At December 31, 2005 $11.0 million was available for borrowing under the Facility.

The Facility provides for interest at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At December 31, 2005 the LIBOR based rate was LIBOR plus 75 basis points. At December 31, 2005 the prime based rate was prime minus 175 basis points. At December 31, 2005 $15 million was borrowed at an interest rate of 5.125% under the LIBOR option and $3.2 million was borrowed at an interest rate of 5.5% under the prime option. Commitment fees of .125 percent per annum are payable on the portion of the Facility capacity not in use for borrowings at any given time. Borrowings under the Facility are secured by all of the Company's accounts receivable, inventory and general intangibles.

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

Debt to Credit Facility Adjusted EBITDA - EBITDA is defined under the Facility ("Credit Facility Adjusted EBITDA") for financial covenant purposes as net profit before tax, plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense, inclusive of any acquisitions. The Facility requires that the Company's ratio of Total Funded Debt to Credit Facility Adjusted EBITDA, determined on a rolling four quarters basis, not exceed 4.0 to 1.0 as of each quarter end. Total Funded Debt is defined under the Facility for financial covenant purposes as the sum of all obligations for borrowed money (excluding subordinated debt) plus all capital lease obligations.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2006	$ 1,358
2007	1,416
2008	1,516
2009	20,181
2010	139
Thereafter	1,857
$26,467

7. INCOME TAXES:

The provision for income taxes consists of the following:

	Years Ended December 31,
	2003	2004	2005
	(in Thousands)
Current -
Federal	$ 980	$ 1,505	$ 2,749
State	20	22	93
	1,000	1,527	2,842
Deferred	128	77	306
	$ 1,128	$ 1,604	$ 3,148

The difference between income taxes computed at the federal statutory income tax rate of 34% and the provision for income taxes is as follows:

	Years Ended December 31,
	2003	2004	2005
	(in Thousands)
Income taxes computed at federal statutory rate	$ 1,087	$ 1,491	$ 2,929
State income taxes, net of federal benefit	13	15	61
Other	28	98	158
	$ 1,128	$ 1,604	$ 3,148

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2004	2005
	(in Thousands)
Net current assets	$ 945	$ 968
Net non-current assets (liabilities)	257	(115)
Net assets	$ 1,202	$ 853

Deferred tax liabilities and assets were comprised of the following:
	December 31,
	2004	2005
	(in Thousands)
Deferred tax assets:
Goodwill	$ 715	$ 630
Allowance for doubtful accounts	604	624
Inventories	211	-
State net operating loss carryforwards	78	44
Accruals	230	414
Total deferred tax assets	1,838	1,712
Less valuation allowance	(78)	(44)
Total deferred tax assets, net of valuation allowance	1,760	1,668
Deferred tax liabilities
Inventory	-	(20)
Property and equipment	(458)	(745)
Other	(100)	(50)
Net deferred tax asset	$ 1,202	$ 853

The Company believes it is more likely than not that the net deferred income tax asset as of December 31, 2005 in the amount of $0.9 million will be realized based primarily on the assumption of future taxable income. The Company has certain state tax net operating loss carryforwards aggregating approximately $0.9 million, which expire in years 2006 through 2020. A valuation allowance has been recorded to offset the deferred tax asset related to these state tax net operating loss carryforwards. The valuation allowance represents a provision for the uncertainty as to the realization of these carryforwards. The valuation allowance decreased by $143,000, $141,000 and $34,000 in the years ended December 31, 2003, 2004 and 2005, respectively.

8. SHAREHOLDERS' EQUITY:

Series A and B Preferred Stock

The holders of Series A preferred stock are entitled to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of common stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case the holders of the Series A preferred stock are entitled to a $100 liquidation preference per share. Each share of the Series B convertible preferred stock is convertible into 28 shares of common stock and a monthly dividend per share of $.50. The holders of the Series B convertible stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A preferred stock and to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the common stock. During 2003 the Company purchased and cancelled 46 shares of Series A preferred stock from an individual for $20.00 per share. During 2004 the Company cancelled 2,700 shares of Series B convertible preferred stock which had been held in treasury.

Restricted Stock

The DXP Enterprises, Inc. 2005 Restricted Stock Plan authorizes the grant of 300,000 shares of common stock in the form of restricted stock awards as well as other awards. The plan was approved by shareholders on July 15, 2005. Employees, directors and consultants of DXP are eligible to participate in the plan. As of December 31, 2005 no awards have been granted under the plan. The plan provides that on each July 1 during the term of the plan, each non-employee director of DXP will be granted 3,000 shares of restricted stock.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-Term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorized the grant of options to purchase 900,000, 330,000 and 200,000 shares of the Company's common stock, respectively. In accordance with these stock option plans that were approved by the Company's shareholders, options were granted to key personnel for the purchase of shares of the Company's common stock at prices not less than the fair market value of the shares on the dates of grant. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. No future grants will be made under these stock option plans. Activity during 2003, 2004 and 2005 with respect to the stock options follows:
			Weighted	Weighted
		Options Price	Average	Average
	Shares	Per Share	Exercise Price	Fair Value
Outstanding at December 31, 2002	2,131,667	$ 0.65 - $ 12.00	$2.10
Granted at market price	30,000	$ 1.40 - $ 1.40	$l.40	$1.17
Cancelled or expired	(64,350)	$ 7.50 - $ 12.00	$11.08
Outstanding at December 31, 2003	2,097,317	$ 0.65 - $ 12.00	$1.82
Granted at market price	30,000	$ 4.53 - $ 4.53	$4.53	$3.74
Exercised	(41,000)	$ 1.00 - $ 1.20	$1.03
Cancelled or expired	(362,950)	$ 1.64 - $ 12.00	$1.75
Outstanding at December 31, 2004	1,723,367	$ 0.65 - $ 12.00	$1.90
Granted at market price	30,000	$ 6.72 - $ 6.72	$6.72	$5.43
Exercised	(1,122,175)	$ 0.65 - $ 12.00	$2.19
Cancelled or expired	(9,762)	$ 12.00 - $ 12.00	$12.00
Outstanding at December 31, 2005	621,430	$ 0.92 - $ 12.00	$1.44
Exercisable at December 31, 2005	598,030	$ 0.92 - $ 12.00	$1.45

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.01 to $3.00	595,300	4.8	$ 1.19	571,900	$ 1.19
$3.01 to $6.00	10,000	8.5	4.53	10,000	4.53
$6.01 to $9.00	10,000	9.4	6.72	10,000	6.72
$9.01 to $12.00	6,130	0.0	12.00	6,130	12.00
	621,430	4.9	1.44	598,030	1.45

The options outstanding at December 31, 2005, expire between January 2006 and July 2014. The weighted average remaining contractual life was 3.6 years, 3.1 years, and 4.9 years at December 31, 2003, 2004 and 2005, respectively.

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

In 2003, 2004 and 2005 DXP purchased 515, 588 and 6,500 shares of common stock from James Webster, an employee, for approximately $2,100, $2,800 and $94,510, respectively. The shares purchased were valued at the closing market price on the date of each purchase in 2003 and 2004 and at the average closing market price for the twenty days immediately preceding the date of purchase in 2005. The purchase price of each purchase was applied to reduce the note receivable from Mr. Webster.

During 2004 and 2005 employees and directors of DXP exercised non-qualified stock options. DXP receives a tax deduction for the amount of gain recognized by the individuals exercising the options. The after tax benefit of the tax deduction is accounted for as an increase in paid-in capital. DXP issued the shares out of treasury stock for the option exercises until treasury shares were reduced to zero in 2005. During 2005 DXP withheld shares from a cashless option exercise to cover $4.1 million of employee taxes paid by DXP which were related to the cashless option exercise.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2004 and 2005.

	2003	2004	2005
	(in Thousands, except per share amounts)
Basic:
Basic weighted average shares outstanding	4,072	4,027	4,349
Net income	$2,069	$2,780	$5,467
Convertible preferred stock dividend	90	90	90
Net income attributable to common shareholders	$1,979	$2,690	$5,377
Per share amount	$ 0.49	$ 0.67	$ 1.24

Diluted:
Basic weighted average shares outstanding	4,072	4,027	4,349
Net effect of dilutive stock options - based on the treasury stock method	428	1,062	1,020
Assumed conversion of convertible preferred stock	420	420	420
Total common and common equivalent shares outstanding	4,920	5,509	5,789
Net income attributable to common shareholders	$1,979	$2,690	$5,377
Convertible preferred stock dividend	90	90	90
Net income for diluted earnings per share	$2,069	$2,780	$5,467
Per share amount	$ 0.42	$ 0.50	$ 0.94

9. COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2005, for non-cancelable leases are as follows (in thousands):

2006	$ 1,826
2007	1,634
2008	1,480
2009	721
2010	112
Thereafter	-
$ 5,773

Rental expense for operating leases was $1,544,000, $1,667,000 and $1,905,000 for the years ended December 31, 2003, 2004 and 2005 respectively.

In 2004, DXP and DXP's vendor of fiberglass reinforced pipe were sued in Louisiana by a major energy company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms. Plaintiff alleges negligence, breach of contract, warranty and that damages exceed $20 million. DXP believes the failures were caused by the failure of the pipe itself and not by work performed by DXP. DXP intends to vigorously defend these claims. DXP's insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.

In 2003, DXP was notified that it had been sued in various state courts in Nueces County, Texas. The suits allege personal injury resulting from products containing asbestos allegedly sold by the Company. The suits do not specify products or the dates the Company allegedly sold the products. Discovery is in the very early stages on these suits. Two of the Company's insurance carriers, under a reservation of rights to deny coverage, are paying legal fees for the Company's defense against the claims. One of these carriers, while paying the Company's asbestos defense costs, has filed a suit asking the courts for a judgment as to whether or not the carrier is liable for the asbestos claims. The Company intends to vigorously defend the Company's claim for coverage. The plaintiffs' attorney has agreed to settle all twelve suits for a nominal amount to be paid by the Company's insurance carriers.

10. EMPLOYEE BENEFIT PLANS:

The Company offers a 401(k) plan which is eligible to substantially all employees. The Company has elected to match employee contributions at a rate of 50 percent up to 4 percent of salary deferral. The Company contributed $297,000, $298,000, and $325,000 to the 401(k) plan in the years ended December 31, 2003, 2004 and 2005, respectively.

11. RELATED-PARTY TRANSACTIONS:

Prior to 2002, the Board of Directors of the Company had approved the Company making advances and loans to the CEO. During 2001 the advances and loans to the CEO were consolidated into three notes receivable, each bearing interest at 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. On March 31, 2004, DXP exchanged two of the notes receivable from the CEO, with a value of $338,591 including accrued interest, for 80,619 shares of DXP's common stock held by three trusts for the benefit of Mr. Little's children. The shares were valued at $4.20 per share, the closing market price of the common stock on March 31, 2004. The balance of the remaining note was $880,000 and $840,000 at December 31, 2004 and 2005, respectively. The note is secured by 677,267 shares of the Company's common stock. The note receivable is reflected as a reduction of shareholders' equity. The note has not been modified or amended since 2001.

12. SEGMENT DATA:

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

Financial information relating to the Company's segments is as follows:
		Electrical
	MRO	Contractor	Total
	(in Thousands)
2003
Sales	$ 148,206	$ 2,477	$ 150,683
Operating income	4,210	99	4,309
Income (loss) before tax	3,265	(68)	3,197
Identifiable assets	46,370	2,005	48,375
Capital expenditures	406	13	419
Depreciation and amortization	1,029	29	1,058
Interest expense	1,010	167	1,177

2004
Sales	$ 158,191	$ 2,394	$ 160,585
Operating income	4,941	268	5,209
Income before tax	4,271	113	4,384
Identifiable assets	46,183	2,100	48,283
Capital expenditures	1,859	7	1,866
Depreciation and amortization	961	31	992
Interest expense	774	150	924

2005
Sales	$ 182,979	$ 2,385	$ 185,364
Operating income	9,097	307	9,404
Income before tax	8,452	163	8,615
Identifiable assets	71,321	1,599	72,920
Capital expenditures	572	-	572
Depreciation and amortization	973	17	990
Interest expense	856	144	1,000

  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2003, 2004 and 2005 is as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share amounts)
2003
Sales	$ 37.5	$ 37.7	$ 40.4	$ 35.1
Gross profit	9.5	9.5	10.3	9.2
Net income	0.5	0.4	0.7	0.5
Earnings per share - diluted	0.10	0.10	0.13	0.09

2004
Sales	$ 37.9	$ 42.1	$ 42.9	$ 37.7
Gross profit	9.6	10.1	9.9	9.8
Net income	0.7	0.7	0.7	0.6
Earnings per share - diluted	0.12	0.13	0.13	0.12

2005
Sales	$ 41.8	$ 45.5	$ 43.4	$ 54.7
Gross profit	11.0	12.2	11.5	15.0
Net income	0.8	1.5	1.1	2.1
Earnings per share - diluted	0.15	0.26	0.18	0.36

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information in our definitive proxy statement for the 2006 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this report relates (the "Proxy Statement").

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

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

10.7 Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on August 4, 2005).

+10.8 Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.10 to the Registrantss Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.9 Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Registrant;s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.).

+10.10 Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.11 Summary Description of Director Compensation (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.12 Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.13 Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*+10.14 DXP Enterprises, Inc. 2005 Restricted Stock Plan.

*21.1 Subsidiaries of the Company.

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S

REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

DXP Enterprises, Inc. and Subsidiaries

Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 24, 2006. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Houston, Texas

February 24, 2006
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2005, 2004 and 2003 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2005 Deducted from assets accounts Allowance for doubtful accounts	$ 1,776	$ 273	$ 48(3)	$ 262(1)	$ 1,835
Valuation allowance for deferred tax assets	$ 78	$ -	$ -	$ 34 (2)	$ 44
Year ended December 31, 2004 Deducted from assets accounts Allowance for doubtful accounts	$ 1,420	$ 492	$ -	$ 136(1)	$ 1,776
Valuation allowance for deferred tax assets	$ 219	$ -	$ -	$ 141 (2)	$ 78
Year ended December 31, 2003 Deducted from assets accounts Allowance for doubtful accounts	$ 1,235	$ 142	$ -	$ (43)(1)	$ 1,420
Valuation allowance for deferred tax assets	$ 362	$ -	$ -	$ 143 (2)	$ 219
(1) Uncollectible accounts written off, net of recoveries
(2) Reduction results from expiration or use of state net operating loss carryforwards.
(3) Reserve for receivables of acquired business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC. (Registrant)

By: /s/ DAVID R. LITTLE

David R. Little

Chairman of the Board,

President and Chief Executive Officer

Dated: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name Title Date

/s/ DAVID R. LITTLE Chairman of the Board, President, March 9, 2006

David R. Little Chief Executive Officer and Director

(Principal Executive Officer)

/s/ MAC McCONNELL Senior Vice-President/Finance March 9, 2006

Mac McConnell and Chief Financial Officer

(Principal Financial and Accounting

Officer)

/s/ CLETUS DAVIS Director March 9, 2006

Cletus Davis

/s/ TIMOTHY P. HALTER Director March 9, 2006

Timothy P. Halter

/s/ KENNETH H. MILLER Director March 9, 2006

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

10.7 Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on August 4, 2005).

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

+10.10 Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

.

+10.11 Summary Description of Director Compensation (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.12 Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.13 Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*+10.14 DXP Enterprises, Inc. 2005 Restricted Stock Plan.

*21.1 Subsidiaries of the Company.

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

SEPCO Industries, Inc., a Texas Corporation

Pelican States Supply Company, Inc., a Nevada Corporation

DXP Acquisition, Inc., a Nevada corporation (doing business as Strategic Supply, Inc.)

American MRO, Inc., a Nevada Corporation

Global Pump Service and Supply, LLC, a Texas limited liability company (doing business as Certified Equipment Services or CES)

PMI Operating Company, Ltd., a Texas limited partnership

Pump - PMI LLC, a Texas limited liability corporation

R. A. Mueller, Inc. an Ohio corporation

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation of our report dated February 24, 2006 included in this Annual Report on Form 10-K, into the Company's previously filed registration statements on Form S-8 (File Nos. 333-123698, 333-61953, 333-92875 and 333-92877).

/s/HEIN & ASSOCIATES LLP

Hein & Associates LLP

Houston, Texas

March 9, 2006

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

Date: March 9, 2006

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

Date: March 9, 2006

/s/ Mac McConnell

Mac McConnell

Senior Vice President and

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 9, 2006

/s/David R. Little

David R. Little

President and Chief Executive Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 9, 2006

/s/Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 10.14

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

4.4 Adjustments in Authorized Shares. In the event of any corporate event or transaction (including, but not limited to, a change in the Shares of the Company or the capitalization of the Company) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of the Company, combination of Shares, exchange of Shares, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Company, or any similar corporate event or transaction, the Committee, in its sole discretion, in order to prevent dilution or enlargement of Participants' rights under the Plan, shall substitute or adjust, as applicable, the number and kind of Shares that may be issued under the Plan or under particular forms of Awards, the number and kind of Shares subject to outstanding Awards, the Annual Award Limits, and other value determinations applicable to outstanding Awards.

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

Except as otherwise provided in this Article, Shares of Restricted Stock covered by each Restricted Stock Award shall become freely transferable by the Participant after all conditions and restrictions applicable to such Shares have been satisfied or lapse (including satisfaction of any applicable tax withholding obligations), at the close of the Restriction Period, or as soon as practicable thereafter, Restricted Stock Units shall be paid in cash, Shares, or a combination of cash and Shares as the Committee, in its sole discretion shall determine; provided, however, that, unless expressly provided in an Award Agreement and the requirements of section 409A of the Code are satisfied, such payment shall be made no later than 2 1/2 months following the end of the calendar year in which all conditions and restriction applicable to the Units have been satisfied or lapse.

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

7.4 Form and Timing of Payment of Performance Units/Performance Shares. Payment of earned Performance Units/Performance Shares shall be as determined by the Committee and as evidenced in the Award Agreement. Subject to the terms of the Plan, the Committee, in its sole discretion, may pay earned Performance Units/Performance Shares in the form of cash or in Shares (or in a combination thereof) equal to the value of the earned Performance Units/Performance Shares at the close of the applicable Performance Period, or as soon as practicable after the end of the Performance Period; provided, however, that, unless expressly provided in an Award Agreement and the requirements of section 409A of the Code are satisfied, such payment shall be made no later than 2 1/2 months following the end of the calendar year which contains the close of the applicable Performance Period. Any Shares may be granted subject to any restrictions deemed appropriate by the Committee. The determination of the Committee with respect to the form of payout of such Awards shall be set forth in the Award Agreement pertaining to the grant of the Award.

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

8.3 Payment of Other Stock-Based Awards. Payment, if any, with respect to an Other Stock-Based Award shall be made in accordance with the terms of the Award, in cash or Shares as the Committee determines; provided, however, that, unless expressly provided in an Award Agreement and the requirements of section 409A of the Code are satisfied, no later than 2 1/2 months following the end of the calendar year in which any restrictions lapse or performance goals are met.

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