Form 10-K/A
period 2005-12-31
DXP ENTERPRISES INC
filed 2006-05-01
CIK 1020710

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

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2005: 14,044,000 based upon the closing price of the registrant's common stock on the Nasdaq SmallCap Market on that date.

Number of shares of registrant's Common Stock outstanding as of April 25, 2006: 5,054,734.

This Amendment is filed pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K for the Company's fiscal year ended December 31, 2005.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following section sets forth the names, age and background of each director and named executive officers as of the date of this report.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	54
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	52
J. Michael Wappler	Senior Vice President/Sales and Marketing	53
David C. Vinson	Senior Vice President/Operations	55
Cletus Davis	Director	76
Kenneth H. Miller	Director	67
Timothy P. Halter	Director	40

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

Timothy P. Halter.  Mr. Halter has served as a Director of DXP since July 2001.  Mr. Halter is the Chairman and CEO of Halter Financial Group, Inc., a position he has held since 1995.  Mr. Halter held the position of President of Halter Financial Group, Inc., from 1995 through June 2006. Halter Financial Group is a Dallas, Texas based consulting firm specializing in the areas of mergers, acquisitions and corporate finance.  During 2001, 2002, and 2003, Mr. Halter was also a Registered Representative with Founder's Equity Securities, Inc., a NASD member firm.  In 2003, Mr. Halter terminated his relationship with Founders' Equity Securities, Inc.  From February 2004, through June 23, 2004 Mr. Halter served as President of Boulder Acquisition Corp., a public company which was listed on the over the counter bulletin board and was not conducting business operations. Mr. Halter is no longer affiliated with Boulder Acquisition Corp. From February 2004, through July 2005,  Mr. Halter served as the sole officer and director of Donar Enterprises, Inc., a public company which was listed on the over the counter bulletin board and was not conducting business operations.  Mr. Halter is no longer affiliated with Donar Enterprises, Inc.  From May 2005, through October 2005, Mr. Halter served as the sole officer and director of TS Electronics Inc., a public company which was listed on the over the counter bulletin board and was not conducting business operations. Mr. Halter is no longer affiliated with TS Electronics Inc. From November 2005, through December 2005,  Mr. Halter served as the sole officer and director of Las Vegas Resorts Corporation, a public company which was listed on the over the counter bulletin board and was not conducting business operations.  Mr. Halter is no longer affiliated with Las Vegas Resorts Corporation. During October 2005, and December 2005, Mr. Halter became the sole officer and director of Nevstar Corporation and MGCC Investment Strategies, Inc., respectively. Each of these two companies is public, listed on the over the counter bulletin board and is not currently conducting business operations. Mr. Halter currently serves on the board of the National Investment Banking Association and position he has held since 2005.

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

Code of Ethics

DXP has adopted a code of business conduct and ethics for directors, officers (including DXP's principal executive officer, principal financial officer and controller) and employees, known as the Business Ethics Policy. The Business Ethics Policy is available on DXP's website at www.DXPE.com. DXP intends to post amendments to or waivers, if any, from its Business Ethics Policy (to the extent applicable to DXP's principal executive officer, principal financial officer or controller, or persons performing similar functions) at the same location on the DXP website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires DXP's officers, directors and persons who own more than 10% of a registered class of DXP equity securities to file statements on Form 3, Form 4, and Form 5 with the Securities and Exchange Commission regarding ownership. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports which they file. Based solely on a review of copies of such reports furnished to us we believe that all filing requirements were met during the fiscal year ended December 31, 2005.

ITEM 11. Executive Compensation

Summary of Compensation

Set forth in the following table is certain compensation information concerning our Chief Executive Officer and each of our other most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended December 31, 2005, exceeded $100,000.
SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION			LONG TERM COMPEN-SATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY (1) ($)	BONUS ($)	OTHER ANNUAL COMPEN- SATION ($)(2)	SECURITIES UNDER- LYING OPTIONS (#)	ALL OTHER COMPEN- SATION (3) ($)
David R. Little President and Chief Executive Officer	2005 2004 2003	348,000 348,000 276,262	530,776 318,803 225,518	40,101 18,958 --	-- -- --	4,200 4,100 6,000
Mac McConnell Senior V.P. Finance and Chief Financial Officer	2005 2004 2003	172,128 172,395 152,408	64,616 32,820 24,195	-- --	-- --	4,200 2,988 3,016
J. Michael Wappler Senior V.P. Sales & Marketing	2005 2004 2003	141,888 140,617 125,693	129,233 65,641 48,389	-- -- --	-- -- --	4,200 1,735 1,624
David C. Vinson Senior V.P. Operations	2005 2004 2003	149,000 149,000 133,708	86,155 43,760 32,260	-- -- --	-- -- --	4,200 3,275 2,042

  Salary information includes base salary and automobile allowance. For 2005 and 2004 the car allowance for Mr. Little was $48,000.
  The amount reported for Mr. Little as Other Annual Compensation includes $16,327 for 2005 and $17,758 for 2004 of expenses associated with country club memberships and $23,774 for 2005 and $1,200 for 2004 as an estimate of the incremental cost of personal use of DXP aircraft. DXP has used a methodology that includes incremental cost such as aircraft fuel, landing and parking services, crew travel expenses, in-flight food and beverages and other expenses.
  Amounts of "All Other Compensation" reflect matching contributions pursuant to our 401K plan.

Stock Option Exercises and December 31, 2005 Stock Option Value Table

The following table shows certain information concerning options exercised during 2005 by the named executive officers and the number and value of unexercised options at December 31, 2005. DXP has not granted stock appreciation rights. The values of unexercised in-the-money stock options at December 31, 2005 as shown below are presented pursuant to Securities and Exchange Commission rules. Any amount realized upon exercise of stock options will depend upon the market price of DXP common stock at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money options reflected in this table will be realized.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Name	Shares Acquired on Exercise (1)	Value Realized ($)(2)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at FY-End ($) (3) Exercisable/Unexercisable
David R. Little	800,000	10,880,000	275,000/--	$4,469,000/--
Mac McConnell	--	--	200,000/--	$3,166,000/--
David C. Vinson	15,000	63,768	14,000/--	$220,800/--
J. Michael Wappler	30,000	566,253	28,000/--	$441,600/--
  The figures shown are the number of shares covered by the exercised stock options.
  The amounts shown are the differences between the per-share stock option exercise prices and fair market values of DXP common stock on the dates of exercise, multiplied by the number of shares covered by the exercised stock options.
  The dollar amounts shown are the differences between the per-share stock option exercise prices and the closing price of DXP common stock on December 31, 2005 of $17.20 per share, multiplied by the number of shares covered by the unexercised options.

Compensation of Directors

DXP pays each non-employee director $2,000 per committee or Board meeting attended, not to exceed $2,000 in the event two or more meetings occur on the same day. In addition, DXP reimburses travel expenses relating to service as a director. In 2005 Messrs. Davis, Halter and Miller each received $8,000 for attendance at board and committee meetings.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 25, 2006, with respect to (i) persons known to DXP to be beneficial holders of five percent or more of either the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) named executive officers and directors of DXP and (iii) all executive officers and directors of DXP as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock listed below.
	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2)
NAME & ADDRESS OF BENEFICIAL OWNER (1)	COMMON STOCK	%	SERIES A PREFERRED STOCK	%	SERIES B PREFERRED STOCK	%
David C. Vinson (3)	1,798,074	32.8%			15,000	100.0%
David R. Little (4)	1,125,649	21.5%
J. Michael Wappler (5)	11,755	*
Mac McConnell (6)	138,561	2.7%
Timothy P. Halter, Director (7)	90,811	1.8%
Kenneth H. Miller, Director	0	*
Cletus Davis, Director	34,600	*
All executive officers, directors and nominees as a group (7 persons) (8)	3,199,450	55.2%			15,000	100.0%
Donald E. Tefertiller (9)			374	33.3%
Norman O. Schenk (9)			374	33.3%
Charles E. Jacob (9)			187	16.7%
Ernest E. Herbert (9)			187	16.7%
* Less than 1%

  Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 25, 2006 have been exercised or converted. The business address for all listed beneficial owners is 7272 Pinemont, Houston, Texas, 77040, unless otherwise noted.

  Unless otherwise noted, DXP believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock beneficially owned by them.

  Includes 1,362,180 shares of Common Stock and 15,000 shares of Series B Preferred Stock owned by the Kacey Joyce, Andrea Rae and Nicholas David Little 1988 Trusts (the "Trusts") for which Mr. Vinson serves as trustee. Because of this relationship, Mr. Vinson may be deemed to be the beneficial owner of such shares and the 420,000 shares of Common Stock issuable upon conversion of the 15,000 shares of Series B Preferred Stock held by the Trusts. Also includes 14,000 shares of Common Stock issuable to Mr. Vinson upon exercise of options.

  Includes 175,000 shares of Common Stock issuable to Mr. Little upon exercise of options.
  Includes 11,755 shares of Common Stock issuable to Mr. Wappler upon exercise of options.
  Includes 100,726 shares of Common Stock issuable to Mr. McConnell upon exercise of options.
  Includes 20,000 shares of Common Stock issuable to Mr. Halter upon exercise of options.
  See notes (1) through (7).
  The addresses for Donald Tefertilla, Norman O. Schenk and Charles Jacob are 4425 Congressional Drive, Corpus Christi Texas 78413, 4415 Waynesboro, Houston, Texas 787035, and P.O. Box 57, Kenner, Louisiana, respectively.

The following table provides information regarding shares covered by the Company's equity compensation plans as of December 31, 2005:
Plan category	Number of Shares to be Issued on Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	621,430	$ 1.44	300,000	(1)
Equity compensation plans not approved by shareholders	-	N/A	-
Total	621,430	$ 1.44	300,000

  Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan.

ITEM 13. Certain Relationships and Related Transactions

A company wholly owned by Mr. Wappler is reimbursed by DXP for Mr. Wappler's and other DXP employees' business use of a plane owned and operated by such company. During 2005, DXP reimbursed such company for an aggregate of $38,700 for business use of the plane during 2005.

Mr. Vinson is the trustee of three trusts for the benefit of Mr. Little's children, each of which holds 454,060 shares of Common Stock and 5,000 shares of Series B Preferred Stock. Mr. Vinson exercises sole voting and investment power over the shares held by such trusts.

Prior to 2002, the Board had approved DXP making advances and loans to Mr. Little. During 2001 the advances and loans to Mr. Little were consolidated into three notes receivable, each bearing a fixed rate of interest of 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. On March 31, 2004 and as approved by the Board, DXP exchanged two of the notes receivable from Mr. Little with a face value of $338,591, including accrued interest, for 80,619 shares of Common Stock held by three trusts for the benefit of Mr. Little's children. The shares were valued at the $4.20 per share closing market price on March 31, 2004. The balance of the remaining notes was $840,000 and $880,000 at December 31, 2005 and 2004, respectively. During 2005 Mr. Little paid $34,936 of accrued interest and $40,000 of principal to DXP. The largest balance of the note during 2005 was $880,000. The balance of the note outstanding at April 25, 2006 was $840,000. The note is secured by 677,267 shares of DXP common stock.

ITEM 14. Principal Accounting Fees and Services.

Fees Incurred by DXP for Hein & Associates LLP

The following table shows the fees paid or accrued by DXP for the audit and other services provided by Hein & Associates LLP for fiscal 2004 and 2005.

	2004	2005
Audit Fees (1)	$102,500	$124,500
Audit-Related Fees	--	--
Tax Fees (2)	38,297	42,826
All Other Fees	--	--
Total	$140,797	$167,326

The Audit Committee considers the provision of services by Hein not related to the audit of DXP's financial statements and the review of DXP's interim financial statements when evaluating Hein's independence.

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by DXP's independent auditors and associated fees up to a maximum for any one non-audit service of $10,000, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. During 2005 all audit-related and non-audit services were pre-approved by the Audit Committee.

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

DXP ENTERPRISES, INC.

(Registrant)

/s/ DAVID R. LITTLE

David R. Little

Chairman of the Board, President,

Chief Executive Officer and Director

Date: May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities indicated as of May 1, 2006.

Name Title

/s/ DAVID R. LITTLE Chairman of the Board, President,

David R. Little Chief Executive Officer and Director

(Principal Executive Officer)

/s/ MAC McCONNELL Senior Vice-President/Finance Mac McConnell and Chief Financial Officer

(Principal Financial and Accounting Officer)

/s/ CLETUS DAVIS Director Cletus Davis

/s/ KENNETH H. MILLER Director

Kenneth H. Miller

/s/ TIMOTHY P. HALTER Director

Timothy P. Halter

Exhibit 31.1

CERTIFICATIONS

I, David R. Little, the President and Chief Executive Officer of DXP Enterprises, Inc., certify that:

  I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of DXP Enterprises, Inc.;
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

Dated: May 1, 2006

/s/ David R. Little

David R. Little

President and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATIONS

I, Mac McConnell, the Senior Vice President and Chief Financial Officer of DXP Enterprises, Inc., certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of DXP Enterprises, Inc.;

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

Dated: May 1, 2006

/s/ Mac McConnell

Mac McConnell

Senior Vice President and

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 1, 2006

/s/David R. Little

David R. Little

President and Chief Executive Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 1, 2006

/s/Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.