Form 10-Q
period 2006-03-31
DXP ENTERPRISES INC
filed 2006-05-12
CIK 1020710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2006:

Common Stock: 5,123,134

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$ 1,514	$ 570
Trade accounts receivable, net of allowances for doubtful accounts
of $1,967 in 2004 and $1,835, respectively	32,209	29,279
Inventories, net	26,167	22,811
Prepaid expenses and other current assets	1,703	541
Federal income taxes recoverable	1,846	2,033
Deferred income taxes	896	968
Total current assets	64,335	56,202
Property and equipment, net	8,910	8,752
Goodwill and other intangibles	7,459	7,436
Other assets	584	530
Total assets	$ 81,288	$ 72,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,324	$ 1,358
Trade accounts payable	15,687	15,919
Accrued wages and benefits	4,856	5,012
Customer advances	3,138	2,209
Federal income taxes payable	-	214
Other accrued liabilities	3,142	3,365
Total current liabilities	28,147	28,077
Long-term debt, less current portion	28,594	25,109
Deferred income taxes	-	115
Minority interest in consolidated subsidiary	9	30
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2006); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2006); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,051,734 and 4,795,402 shares issued and outstanding, respectively	51	48
Paid-in capital	4,361	1,894
Retained earnings	20,950	18,471
Notes receivable from David R. Little, CEO	(840)	(840)
Total shareholders' equity	24,538	19,589
Total liabilities and shareholders' equity	$ 81,288	$ 72,920

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2006	2005
Sales	$ 62,512	$ 41,790
Cost of sales	45,159	30,821
Gross profit	17,353	10,969
Selling, general and administrative expense	12,919	9,454
Operating income	4,434	1,515
Other income	7	10
Interest expense	(363)	(244)
Minority interest in loss of consolidated subsidiary	21	63
Income before taxes	4,099	1,344
Provision for income taxes	1,597	490
Net income	2,502	854
Preferred stock dividend	23	23
Net income attributable to common shareholders	$ 2,479	$ 831

Basic income per share	$ 0.51	$ 0.20
Weighted average common shares outstanding	4,887	4,062
Diluted income per share	$ 0.44	$ 0.15
Weighted average common and common equivalent shares outstanding	5,659	5,568

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
OPERATING ACTIVITIES:
Net income	$ 2,502	$ 854
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation and amortization	248	232
Compensation expense on stock options and restricted stock	4	-
Benefit from deferred income taxes	(43)	(28)
Minority interest in loss of consolidated subsidiary	(21)	(63)
Tax benefit related to exercise of stock options	(1,659)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,930)	(3,066)
Inventories	(3,356)	(932)
Prepaid expenses and other current assets	609	(874)
Accounts payable and accrued liabilities	104	1,901
Net cash used in operating activities	(4,542)	(1,976)

INVESTING ACTIVITIES:
Purchase of property and equipment	(406)	(91)
Net cash used in investing activities	(406)	(91)

FINANCING ACTIVITIES:
Proceeds from debt	16,438	39,910
Principal payments on revolving line of credit and other long-term debt	(12,986)	(38,446)
Dividends paid in cash	(23)	(23)
Proceeds from exercise of stock options	461	116
Payments for payroll taxes related to exercise of stock options	(86)	-
Proceeds from sale of common stock	429	-
Tax benefit related to exercise of stock options	1,659	-
Net cash provided by financing activities	5,892	1,557
INCREASE (DECREASE) IN CASH	944	(510)
CASH AT BEGINNING OF PERIOD	570	2,303
CASH AT END OF PERIOD	$ 1,514	$ 1,793

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

NOTE 2: THE COMPANY

DXP, a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments: Maintenance, Repair and Operating (MRO) and Electrical Contractor.

NOTE 3: STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended March 31, 2006 of $2,200, all of which was recorded to operating expenses. This expense did not change basic or diluted earnings per share for the quarter.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over periods equal to the expected option term. The expected option term was calculated using the "simplified" method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R).

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31, 2005

For the quarterly period ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since no options were granted during the quarterly period ended March 31, 2005, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Net income as reported	$ 831
Deduct: Stock-based employee compensation expense, determined under SFAAS 123, net of tax	$ (2)
Net income, pro forma	$ 829
Income per share - basic, as reported	$ 0.20
Income per share - diluted, as reported	$ 0.15
Income per share - basic, pro forma	$ 0.20
Income per share - diluted, pro forma	$ 0.15

Stock Options as of the Quarterly Period Ended March 31, 2006

No future grants will be made under the Company's stock option plans. No grants of stock options have been made by the Company since July 1, 2005. No grants of stock options were made in the quarterly period ended March 31, 2005. As of March 31, 2006, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:
	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	621,430	$ 1.44
Granted	-	-
Exercised	(232,719)	1.26
Canceled or forfeited	(5,130)	12.00
Options outstanding at March 31, 2006	383,581	1.40	5.37	$ 12,794,386
Options exercisable at March 31, 2006	374,481	$ 1.41		$ 12,488,990

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2006, was approximately $4.8 million. Cash received from stock options exercised during the quarterly period ended March 31, 2006 was $539,000.

Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Average Exercise Price
$0.92 - $2.50	363,581	5.19	$1.17	354,481	$ 1.17
$4.53 - $6.72	20,000	8.69	5.63	20,000	5.63
	383,581	5.37	$ 1.40	374,481	$ 1.41

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $6,000, which is expected to be recognized over approximately nine months.

Restricted Stock.

Under a restricted stock plan approved by our shareholders in July 2005, (the "Restricted Stock Plan") directors, consultants and employees may be awarded shares of DXP's common stock. The shares of stock granted as of March 31, 2006 vest 20% a year for five years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted 3,000 shares of restricted stock which will vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2006:

Number of shares authorized for grants	300,000
Number of shares outstanding	6,000
Number of shares available for future grants	294,000
Weighted-average grant price of outstanding shares	$ 18.85

Changes in restricted stock for the three months ended March 31, 2006 were as follows:

	Number Of Shares	Weighted Average Grant Price
Outstanding at December 31, 2005	-	-
Granted	6,000	$ 18.85
Outstanding at March 31, 2006	6,000	$ 18.85

At March 31, 2006, there were no shares vested under the Restricted Stock Plan. Compensation expense recognized in the three months ended March 31, 2006 and 2005 was $2,000 and $0, respectively. Unrecognized compensation expense under the Restricted Stock Plan was $111,000 and $0 at March 31, 2006 and December 31, 2005, respectively.

NOTE 4: INVENTORY

The Company uses the last-in, first-out ("LIFO") method of inventory valuation for approximately 85 percent of its inventories. Remaining inventories are accounted for using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The reconciliation of FIFO inventory to LIFO basis is as follows:

	March 31, 2006	December 31, 2005
	(in Thousands)

Finished goods	$ 28,086	$ 25,740
Work in process	2,459	1,237
Inventories at FIFO	30,545	26,977
Less - LIFO allowance	(4,378)	(4,166)
Inventories	$ 26,167	$ 22,811

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended
	March 31
	2006	2005
Basic:
Weighted average shares outstanding	4,886,765	4,062,086
Net income	$ 2,502,000	$ 854,000
Convertible preferred stock dividend	(23,000)	(23,000)
Net income attributable to common shareholders	$ 2,479,000	$ 831,000
Per share amount	$ 0.51	$ 0.20

Diluted:
Weighted average shares outstanding	4,886,765	4,062,086
Net effect of dilutive stock options - based on the treasury stock method	352,413	1,085,684
Assumed conversion of convertible preferred stock	420,000	420,000
Total	5,659,178	5,567,770
Net income attributable to common shareholders	$ 2,479,000	$ 831,000
Convertible preferred stock dividend	23,000	23,000
Net income for diluted earnings per share	$ 2,502,000	$ 854,000
Per share amount	$ 0.44	$ 0.15

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

Financial information relating the Company's segments is as follows:

	Three Months ended March 31,
	MRO	Electrical Contractor	Total

2006
Sales	$ 61,876	$ 636	$ 62,512
Operating income	4,381	53	4,434
Income before taxes	4,085	14	4,099

2005
Sales	$ 41,228	$ 562	$ 41,790
Operating income	1,469	46	1,515
Income before taxes	1,333	11	1,344

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2006	%	2005	%
	(in thousands, except percentages and per share amounts)

Sales	$ 62,512	100.0	$ 41,790	100.0
Cost of sales	45,159	72.2	30,821	73.8
Gross profit	17,353	27.8	10,969	26.2
Selling, general and administrative expense	12,919	20.7	9,454	22.6
Operating income	4,434	7.1	1,515	3.6
Interest expense	(363)	(0.5)	(244)	(0.6)
Minority interest in loss of consolidated subsidiary	21	-	63	0.2
Other income	7	-	10	-
Income before income taxes	4,099	6.6	1,344	3.2
Provision for income taxes	1,597	2.6	490	1.2
Net income	$ 2,502	4.0	$ 854	2.0
Per share amounts
Basic earnings per share	$ 0.51		$ 0.20
Diluted earnings per share	$ 0.44		$ 0.15

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

SALES. Revenues for the quarter ended March 31, 2006, increased $20.7 million, or 49.6%, to approximately $62.5 million from $41.8 million for the same period in 2005. Sales for the MRO Segment increased $20.6 million, or 50.1%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. Sales by the two businesses acquired in 2005 accounted for $8.7 million of the 2006 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 29.0%. Sales for the Electrical Contractor segment increased by $0.1 million, or 13.2%, for the current quarter when compared to the same period in 2005. The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.5% for the first quarter of 2006, when compared to the same period in 2005. Gross profit as a percentage of sales for the MRO segment increased to 27.7% for the three months ended March 31, 2006, from 26.1% in the comparable period of 2005. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the businesses acquired in 2005 is higher than the same for the remainder of our business and accounts for the majority of the increase in the gross profit percentage for the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 35.1% for the three months ended March 31, 2006, from 38.8% in the comparable period of 2005. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended March 31, 2006, increased by approximately $3.5 million when compared to the same period in 2005. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits and payroll related expenses for the three months ended March 31, 2006 compared to the same period in 2005. Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit. The majority of our employees receive incentive compensation which is based upon gross profit. Selling, general and administrative expense associated with the two businesses acquired in 2005 accounted for $1.8 million of the $3.5 million increase. As a percentage of revenue, the 2006 expense decreased by approximately 1.9% to 20.7% from 22.6% for 2005 as a result of sales increasing more than the expense increased.

OPERATING INCOME. Operating income for the first three months of 2006 increased 192.7% when compared to the same period in 2005. Operating income for the MRO segment increased 198.2% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment increased 15.2% as a result of increased gross profit and reduced selling, general and administrative expense.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2006 increased by 48.8% from the same period in 2005. This increase results from the combination of an approximate 200 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions and internal growth. The effect of the increase in market interest rates was partially offset by the lower margins on our new credit facility.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We used $2.9 million of cash in operating activities during the first three months of 2006 as compared to using $2.0 million during the first three months of 2005. This change between the two periods was primarily attributable to a larger increase in inventory in the 2006 period compared to the 2005 period.

During the first three months of 2006, the amount available to be borrowed under our loan agreement with our bank lender (the "Credit Facility") decreased from $11.0 million at December 31, 2005 to $7.1 million at March 31, 2006. This decrease in availability resulted from the $3.9 million increase in the amount borrowed under the Credit Facility. The funds obtained from the increase in long-term debt were used in operations, including increases in inventory and accounts receivable.

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

The New Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At March 31, 2006, the LIBOR based rate was LIBOR plus 75 basis points. At March 31, 2006, the prime based rate was prime minus 175 basis points. The LIBOR and prime based rates under the New Credit Facility are generally 150 basis points and 175 basis points lower, respectively, than those assessed under the Old Credit Facility. At March 31, 2006, $15 million was borrowed at an interest rate of 5.5% under the LIBOR option and $7.0 million was borrowed at an interest rate of 6.0% under the prime option. Commitment fees of .125 percent per annum are payable on the portion of the New Credit Facility capacity not in use for borrowings at any given time. This fee is 12.5 basis points lower than the same fee under the Old Credit Facility. At March 31, 2006, we were in compliance with all covenants. In addition to the $1.5 million of cash at March 31, 2006, we had $7.1 million available for borrowings under the New Credit Facility at March 31, 2006.

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

Borrowings
	March 31,	December 31,	Increase
	2006	2005	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 1,324	$ 1,358	$ (34)
Long-term debt, less current portion	28,594	25,109	3,485
Total long-term debt	$ 29,918	$ 26,467	$ 3,451 (2)
Amount available	$ 7,089(1)	$ 10,972	$ 3,883)(3)
(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) The funds obtained from the increase in long-term debt were primarily used in operations, primarily to fund the increase in inventory and accounts receivable.
(3) The $3.9 million decrease in the amount available is a result of increased borrowings under the line of credit.

Performance Metrics

	March 31,		Increase
	2006	2005	(Decrease)
	(in Days)
Days of sales outstanding	49.1	51.7	(2.6)
Inventory turns	7.0	7.0	-

Accounts receivable days of sales outstanding were 49.1 at March 31, 2006 compared to 51.7 at March 31, 2005. The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable. Annualized inventory turns were 7.0 at March 31, 2006 and at March 31, 2005.

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

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2005 assuming the consummation of the purchases as of January 1, 2005, are as follows:

Three Months Ended March 31, 2005

Net sales	$ 48,266
Net income	$ 1,063
Per share data
Basic earnings	$ 0.25
Diluted earnings	$ 0.19

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $.9 million as of March 31, 2006. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at March 31, 2006, a 100 basis point change in interest rates would result in approximately a $239,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2006) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the asbestos related litigation or the litigation with BP America Production Company disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

No material changes have occurred in the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

DXP did not repurchase any DXP equity securities during the quarter ended March 31, 2006.

During January 2006, DXP sold 23,613 shares of common stock to an employee of DXP for $18.17 per share. The selling price for these shares was equal to the average closing price for DXP's common stock for the ten days immediately preceding the date of the sale as reported by Nasdaq. The employee paid the consideration with $215,000 in cash and the cancellation of a promissory note in the principal amount of $215,000, which note had been made by DXP payable to the employee in connection with DXP's purchase of a business in December 2005. The sale of the 23,613 shares was not registered under the Securities Act of 1933, as amended. This transaction did not involve underwriters. DXP considers these shares to have been offered and sold in a transaction not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Dated: May 12, 2006

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

May 12, 2006

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

May 12, 2006

/s/ Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/David R. Little

David R. Little

President and Chief Executive Officer

May 12, 2006

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/Mac McConnell

Mac McConnell

Chief Financial Officer

May 12, 2006

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.