Form 10-Q
period 2006-06-30
DXP ENTERPRISES INC
filed 2006-07-27
CIK 1020710

3: Conversions

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer [ ] Accelerated Filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2006:

Common Stock: 5,124,134

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$ 2,441	$ 570
Trade accounts receivable, net of allowances for doubtful accounts
of $2,019 in 2006 and $1,835 in 2005	38,517	29,279
Inventories, net	29,985	22,811
Prepaid expenses and other current assets	5,159	541
Federal income taxes recoverable	1,585	2,033
Deferred income taxes	925	968
Total current assets	78,612	56,202
Property and equipment, net	9,968	8,752
Goodwill and other intangibles	13,618	7,436
Other assets	716	530
Total assets	$ 102,914	$ 72,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,139	$ 1,358
Trade accounts payable	22,512	15,919
Accrued wages and benefits	4,667	5,012
Customer advances	4,778	2,209
Federal income taxes payable	-	214
Other accrued liabilities	3,657	3,365
Total current liabilities	37,753	28,077
Long-term debt, less current portion	36,274	25,109
Deferred income taxes	-	115
Minority interest in consolidated subsidiary	10	30
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112,000 at June 30, 2006); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500,000 at June 30, 2006); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,124,134 and 4,795,402 shares issued and outstanding, respectively	51	48
Paid-in capital	5,772	1,894
Retained earnings	23,878	18,471
Notes receivable from David R. Little, CEO	(840)	(840)
Total shareholders' equity	28,877	19,589
Total liabilities and shareholders' equity	$ 102,914	$ 72,920

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Sales	$ 69,768	$ 45,462	$ 132,280	$ 87,252
Cost of sales	50,648	33,218	95,807	64,039
Gross profit	19,120	12,244	36,473	23,213
Selling, general and administrative expense	13,851	9,741	26,770	19,195
Operating income	5,269	2,503	9,703	4,018
Other income	11	17	18	27
Interest expense	(480)	(273)	(843)	(517)
Minority interest in (income) loss of consolidated subsidiary	(1)	34	20	97
Income before taxes	4,799	2,281	8,898	3,625
Provision for income taxes	1,849	804	3,446	1,294
Net income	2,950	1,477	5,452	2,331
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 2,928	$ 1,455	$ 5,407	$ 2,286

Basic income per share	$ 0.57	$ 0.35	$ 1.08	$ 0.56
Weighted average common shares outstanding	5,115	4,167	5,001	4,115
Diluted income per share	$ 0.51	$ 0.26	$ 0.95	$ 0.41
Weighted average common and common equivalent shares outstanding	5,764	5,741	5,726	5,684

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
	SIX MONTHS ENDED
	JUNE 30
	2006	2005
OPERATING ACTIVITIES:
Net income	$ 5,452	$ 2,331
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	553	474
(Benefit) provision for deferred income taxes	(37)	(40)
Compensation expense on stock options and restricted stock	15	-
Minority interest in loss of consolidated subsidiary	(20)	(97)
Tax benefit related to exercise of stock options	(2,993)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(7,898)	(2,967)
Inventories	(6,232)	(1,950)
Prepaid expenses and other current assets	(4,825)	(489)
Accounts payable and accrued liabilities	8,367	3,497
Net cash (used in) provided by operating activities	(7,618)	759

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,401)	(291)
Purchase of businesses	(4,238)	-
Proceeds from sale of property and equipment	-	932
Net cash (used in) provided by investing activities	(5,639)	641

FINANCING ACTIVITIES:
Proceeds from debt	55,536	86,865
Principal payments on revolving line of credit, long-term debt,
and notes payable to bank	(44,227)	(88,756)
Dividends paid in cash	(45)	(45)
Proceeds from issuance of common stock	434	-
Proceeds from exercise of stock options	583	288
Payments for employment taxes related to exercise of stock options	(146)	-
Tax benefit related to exercise of stock options	2,993	-
Net cash provided by (used in) financing activities	15,128	(1,648)
INCREASE (DECREASE) IN CASH	1,871	(248)
CASH AT BEGINNING OF PERIOD	570	2,303
CASH AT END OF PERIOD	$ 2,441	$ 2,055

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

NOTE 3: STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three months and six months ended June 30, 2006 of $2,200 and $4,400, respectively, all of which was recorded to operating expenses.

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

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits from deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R).

Pro-Forma Stock Compensation Expense for the Three Months and Six Months Ended June 30, 2005

For the three months and six months ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. No compensation expense was recognized during the six months ended June 30, 2005. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net income attributable to common shareholders	$ 1,455	$ 2,286
Deduct: Stock-based employee compensation expense, determined under SFAS 123, net of tax	$ (109)	$ (111)
Net income, pro forma	$ 1,346	$ 2,175
Income per share - basic, as reported	$ 0.35	$ 0.56
Income per share - diluted, as reported	$ 0.26	$ 0.41
Income per share - basic, pro forma	$ 0.32	$ 0.53
Income per share - diluted, pro forma	$ 0.24	$ 0.39

Stock Options as of the Six Month Period Ended June 30, 2006

No future grants will be made under the Company's stock option plans. No grants of stock options have been made by the Company since July 1, 2005. No grants of stock options were made in the six months ended June 30, 2006. As of June 30, 2006, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the six months ended June 30, 2006:
	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	621,430	$ 1.44
Exercised	(232,719)	$ 1.26
Canceled or forfeited	(5,130)	$ 12.00
Options outstanding at March 31, 2006	383,581	$ 1.40	5.4	$ 12,794,386
Exercised	(72,400)	$ 1.36
Options outstanding at June 30, 2006	311,181	$ 1.41	5.4	9,288,274
Options exercisable at June 30, 2006	302,081	$ 1.42		$ 8,956,457

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2006, was approximately $8.7 million. Cash received from stock options exercised during the six months ended June 30, 2006 was $583,000.

Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Average Exercise Price
$0.92 - $2.50	291,181	5.2	$1.12	282,081	$1.12
$4.53 - $6.72	20,000	8.4	$5.63	20,000	$5.63
	311,181	5.4	$1.41	302,081	$1.42

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $4,000, which is expected to be recognized over approximately six months.

Restricted Stock.

Under a restricted stock plan approved by our shareholders in July 2005 (the "Restricted Stock Plan"), directors, consultants and employees may be awarded shares of DXP's common stock. The shares of stock granted as of June 30, 2006 vest 20% a year for five years after the grant date. Prior to July 24, 2006, the Restricted Stock Plan provided that on each July 1 during the term of the plan each non-employee director of DXP would be granted 3,000 shares of restricted stock which will vest one year after the grant date. On July 24, 2006 the Restricted Stock Plan was amended to grant to each non-employee director of DXP the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The fair value of restricted stock awards is measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2006:

Number of shares authorized for grants	300,000
Number of shares outstanding	15,000
Number of shares available for future grants	285,000
Weighted-average grant price of outstanding shares	$ 18.85

Changes in restricted stock for the six months ended June 30, 2006 were as follows:

	Number Of Shares	Weighted Average Grant Price
Outstanding at December 31, 2005	-	-
Granted	15,000	$ 18.85
Outstanding at June 30, 2006	15,000	$ 18.85

At June 30, 2006, there were no shares vested under the Restricted Stock Plan. Compensation expense recognized in the six months ended June 30, 2006 was $19,000. Unrecognized compensation expense under the Restricted Stock Plan was $263,900 and $0 at June 30, 2006 and December 31, 2005, respectively.

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

	June 30, 2006	December 31, 2005
	(in Thousands)

Finished goods	$ 31,316	$ 25,740
Work in process	3,256	1,237
Inventories at FIFO	34,572	26,977
Less - LIFO allowance	(4,587)	(4,166)
Inventories	$ 29,985	$ 22,811

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic:
Weighted average shares outstanding	5,114,732	4,167,102	5,001,378	4,114,884
Net income	$ 2,950,000	$ 1,477,000	$ 5,452,000	$ 2,331,000
Convertible preferred stock dividend	(22,000)	(22,000)	(45,000)	(45,000)
Net income attributable to common shareholders	$ 2,928,000	$ 1,455,000	$ 5,407,000	$ 2,286,000
Per share amount	$ 0.57	$ 0.35	$ 1.08	$ 0.56

Diluted:
Weighted average shares outstanding	5,114,732	4,167,102	5,001,378	4,114,884
Net effect of dilutive stock options and restricted stock - based on the treasury stock method	229,131	1,154,241	304,728	1,149,567
Assumed conversion of convertible preferred stock	420,000	420,000	420,000	420,000
Total	5,763,863	5,741,343	5,726,106	5,684,451
Net income attributable to common shareholders	$ 2,928,000	$ 1,455,000	$ 5,407,000	$ 2,286,000
Convertible preferred stock dividend	22,000	22,000	45,000	45,000
Net income for diluted earnings per share	$ 2,950,000	$ 1,477,000	$ 5,452,000	$ 2,331,000
Per share amount	$ 0.51	$ 0.26	$ 0.95	$ 0.41

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

Financial information relating the Company's segments is as follows:
	Three Months Ended June 30,			Six Months Ended June 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2006
Sales	$ 69,089	$ 679	$ 69,768	$130,965	$ 1,315	$132,280
Operating income	5,150	119	5,269	9,531	172	9,703
Income before tax	4,719	80	4,799	8,804	94	8,898

2005
Sales	$ 44,893	$ 569	$ 45,462	$86,121	$ 1,131	$ 87,252
Operating income	2,453	50	2,503	3,922	96	4,018
Income before tax	2,269	12	2,281	3,602	23	3,625

NOTE 7: ACQUISITIONS

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

On May 31, 2006 DXP purchased the businesses of Production Pump and Machine Tech. DXP paid approximately $8.1 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities. The purchase price consists of approximately $4.6 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses. In addition, DXP may pay $2.0 million of future payments which are contingent upon earnings over the next five years. The cash portion was funded by utilizing available capacity under DXP's bank revolving credit facility. The promissory notes, which are subordinated to DXP's bank revolving credit facility, bear interest at prime minus 2%.

The allocation of purchase price reflected in the June 30, 2006 condensed consolidated balance sheet is preliminary. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 31, 2006 (in thousands):

Cash	$ 408
Accounts Receivable	1,340
Inventory	942
Property and equipment	368
Goodwill and intangibles	6,159
Other assets	103
Assets acquired	9,320
Current liabilities assumed	528
Non-current liabilities assumed	636
Net assets acquired	$ 8,156

The pro forma unaudited results of operations for the Company on a consolidated basis for the six months ended June 30, 2006 and 2005 assuming the consummation as of January 1, 2005 of acquisitions completed in 2005 and 2006, are as follows:

	Six Months Ended June 30
	2006	2005

Net sales	$137,588	$105,715
Net income	$ 5,840	$ 3,089
Per share data
Basic earnings	$ 1.16	$ 0.73
Diluted earnings	$ 1.02	$ 0.54

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(in thousands, except percentages and per share amounts)
Sales	$69,768	100.0	$45,462	100.0	$132,280	100.0	$87,252	100.0
Cost of sales	50,648	72.6	33,218	73.1	95,807	72.4	64,039	73.4
Gross profit	19,120	27.4	12,244	26.9	36,473	27.6	23,213	26.6
Selling, general & administrative	13,851	19.9	9,741	21.4	26,770	20.2	19,195	22.0
Operating income	5,269	7.5	2,503	5.5	9,703	7.4	4,018	4.6
Interest expense	(480)	(.7)	(273)	(0.6)	(843)	(0.7)	(517)	(0.6)
Minority interest in loss of consolidated subsidiary	(1)	-	34	0.1	20	-	97	0.1
Other income	11	-	17	--	18	-	27	--
Income before income taxes	4,799	6.8	2,281	5.0	8,898	6.7	3,625	4.1
Provision for income taxes	1,849	2.6	804	1.8	3,446	2.6	1,294	1.5
Net income	$2,950	4.2	$ 1,477	3.2	5,452	4.1	$2,331	2.6
Per share amounts
Basic earnings per share	$ 0.57		$ 0.35		$ 1.08		$ 0.56
Diluted earnings per share	$ 0.51		$ 0.26		$ 0.95		$ 0.41

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

SALES. Revenues for the quarter ended June 30, 2006, increased $24.3 million, or 53.5%, to approximately $69.8 million from $45.5 million for the same period in 2005. Sales for the MRO segment increased $24.2 million, or 53.9%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. Sales by the two businesses acquired in 2005 and the businesses acquired on May 31, 2006 accounted for $9.1 million of the 2006 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 33.6%. Sales for the Electrical Contractor segment increased by $0.1 million, or 19.3%, for the current quarter when compared to the same period in 2005. The sales increase for the Electrical Contractor segment resulted from the sale of more specialty electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately $0.5% for the second quarter of 2006, when compared to the same period in 2005. Gross profit as a percentage of sales for the MRO segment increased to 27.3% for the three months ended June 30, 2006, from 26.8% in the comparable period of 2005. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the businesses acquired in 2005 and 2006 is higher than the same percentage for the remainder of our business and accounts for the majority of the increase in the gross profit as a percentage of sales for the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 42.6% for the three months ended June 30, 2006, from 39.7% in the comparable period of 2005. This increase resulted from increased sales of higher margin specialty electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended June 30, 2006 increased by approximately $4.1 million when compared to the same period in 2005. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits and payroll related expenses for the three months ended June 30, 2006 compared to the same period in 2005. Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit and income before tax. The majority of our employees receive incentive compensation which is based upon gross profit or income before tax. Selling, general and administrative expense associated with the businesses acquired in 2005 and 2006 accounted for approximately $2.1 million of the $4.1 million increase. As a percentage of revenue, the 2006 expense decreased by approximately 1.5% to 19.9% from 21.4% for 2005 as a result of sales increasing more than the expense increased.

OPERATING INCOME. Operating income for the second quarter of 2006 increased 110.5% when compared to the same period in 2005. Operating income for the MRO segment increased 110.0% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment increased 138.0% as a result of increased gross profit and reduced selling, general and administrative expense.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2006 increased by 75.8% from the same period in 2005. This increase results from the combination of an approximate 200 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions and internal growth. The effect of the increase in market interest rates was partially offset by the lower margins on our new credit facility.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

SALES. Revenues for the six months ended June 30, 2006, increased $45.0 million, or 51.6%, to approximately $132.3 million from $87.3 million for the same period in 2005. Sales for the MRO Segment increased $44.8 million, or 52.1%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. Sales by the two businesses acquired in 2005 and the businesses acquired on May 31, 2006 accounted for $17.6 million of the 2006 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 31.6%. Sales for the Electrical Contractor segment increased by $0.2 million, or 16.3%, for the six months when compared to the same period in 2005. The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.0% for the first six months of 2006, when compared to the same period in 2005. Gross profit as a percentage of sales for the MRO segment increased to 27.5% for the six months ended June 30, 2006, from 26.4% in the comparable period of 2005. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the businesses acquired in 2005 and 2006 is higher than the same for the remainder of our business and accounts for the majority of the increase in the gross profit percentage for the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 38.9% for the six months ended June 30, 2006, from 39.3% in the comparable period of 2005. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended June 30, 2006, increased by approximately $7.6 million when compared to the same period in 2005. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits and payroll related expenses for the six months ended June 30, 2006 compared to the same period in 2005. Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit and income before tax. The majority of our employees receive incentive compensation which is based upon gross profit or income before tax. Selling, general and administrative expense associated with the businesses acquired in 2005 and 2006 accounted for approximately $4.0 million of the $7.6 million increase. As a percentage of revenue, the 2006 expense decreased by approximately 1.8% to 20.2% from 22.0% for 2005 as a result of sales increasing more than the expense increased.

OPERATING INCOME. Operating income for the first six months of 2006 increased 141.5% when compared to the same period in 2005. Operating income for the MRO segment increased 143.0% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment increased 79.2% as a result of increased gross profit and reduced selling, general and administrative expense.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2006 increased by 63.1% from the same period in 2005. This increase results from the combination of an approximate 200 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions and internal growth. The effect of the increase in market interest rates was partially offset by the lower margins on our new credit facility.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We used $7.6 million of cash in operating activities during the first six months of 2006 as compared to generating $0.8 million during the first six months of 2005. This change between the two periods was primarily attributable to larger increases in accounts receivable and inventory in the 2006 period compared to the 2005 period.

During the first six months of 2006, the amount available to be borrowed under our loan agreement with our bank lender (the "Credit Facility") increased from $11.0 million at December 31, 2005 to $12.6 million at June 30, 2006. This increase in availability resulted from the $10 million increase in the credit facility partially offset by the $9.1 million increase in the amount borrowed under the facility. The funds obtained from the increase in borrowings were used to fund acquisitions and operations, including increases in inventory and accounts receivable.

Credit Facility

On August 2, 2005, we entered into a new credit facility ("New Credit Facility") which replaced the previous credit facility ("Old Credit Facility"). On June 5, 2006 the New Credit Facility was amended to increase the maximum amount to $40.0 million from $30 million.

The New Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $40.0 million, and matures July 31, 2009. The New Credit Facility is secured by receivables, inventory and intangibles. The New Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured quarterly and require that we maintain a certain cash flow and other financial ratios.

The New Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At June 30, 2006, the LIBOR based rate was LIBOR plus 75 basis points. At June 30, 2006, the prime based rate was prime minus 175 basis points. The LIBOR and prime based rates under the New Credit Facility are generally 150 basis points and 175 basis points lower, respectively, than those assessed under the Old Credit Facility. At June 30, 2006, $21 million was borrowed at an interest rate of 6.0% under the LIBOR option and $6.3 million was borrowed at an interest rate of 6.25% under the prime option. Commitment fees of .125 percent per annum are payable on the portion of the New Credit Facility capacity not in use for borrowings at any given time. This fee is 12.5 basis points lower than the same fee under the Old Credit Facility. At June 30, 2006, we were in compliance with all covenants. In addition to the $2.4 million of cash at June 30, 2006, we had $12.6 million available for borrowings under the New Credit Facility at June 30, 2006.

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

Borrowings
	June 30,	December 31,	Increase
	2006	2005	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 2,139	$ 1,358	$ 781
Long-term debt, less current portion	36,274	25,109	11,165
Total long-term debt	$ 38,413	$ 26,467	$ 11,946(2)
Amount available(1)	$ 12,604	$ 10,972	$ 1,632(3)
(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) The funds obtained from the increase in long-term debt were primarily used for acquisitions and in operations, primarily to fund the increase in inventory and accounts receivable.
(3) The $1.6 million increase in the amount available is a result of the $10 million increase in the New Credit Facility, partially offset by increased borrowings under the facility.

Performance Metrics

	June 30,		Increase
	2006	2005	(Decrease)
	(in Days)
Days of sales outstanding	55.5	49.8	5.7
Inventory turns	6.4	6.9	(0.5)

Accounts receivable days of sales outstanding were 55.5 at June 30, 2006 compared to 49.8 at June 30, 2005. The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable. Annualized inventory turns were 6.4 at June 30, 2006 and 6.9 at June 30, 2005.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations, goodwill valuations, purchase accounting, income taxes and self-insured medical claims. Actual results could differ from those estimates.

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

Goodwill

Goodwill attributable to our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates; costs of capital and estimates of market multiples. As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred. We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2005.

Purchase Accounting

We estimate the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $.9 million as of June 30, 2006. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at June 30, 2006, a 100 basis point change in interest rates would result in approximately a $290,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2006) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DXP did not repurchase any DXP equity securities during the quarter ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

2.1

Asset Purchase Agreement between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P. and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 2, 2006).

3.1

Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).
10.1

First Amendment to Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2006).

10.2

First Modification to Promissory Note by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2006).

10.3

Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 25, 2006).

10.4

Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 25, 2006).

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

Dated: July 27, 2006

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

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

July 27, 2006

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

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

July 27, 2006

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

July 27, 2006

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

July 27, 2006

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.