Form 10-Q
period 2006-09-30
DXP ENTERPRISES INC
filed 2006-11-09
CIK 1020710

3:

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes [ ] No [X]

_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2006:

Common Stock: 5,124,134

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$ 2,768	$ 570
Trade accounts receivable, net of allowances for doubtful accounts
of $2,115 in 2006 and $1,835 in 2005	35,043	29,279
Inventories, net	33,322	22,811
Prepaid expenses and other current assets	1,121	541
Federal income taxes recoverable	-	2,033
Deferred income taxes	959	968
Total current assets	73,213	56,202
Property and equipment, net	8,660	8,752
Goodwill and other intangibles	13,719	7,436
Deferred income taxes	142	-
Other assets	278	530
Total assets	$ 96,012	$ 72,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,891	$ 1,358
Trade accounts payable	18,836	15,919
Accrued wages and benefits	4,939	5,012
Customer advances	6,392	2,209
Federal income taxes payable	198	214
Other accrued liabilities	4,128	3,365
Total current liabilities	36,384	28,077
Long-term debt, less current portion	27,697	25,109
Deferred income taxes	-	115
Minority interest in consolidated subsidiary	10	30
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2006); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2006); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,124,134 and 4,795,402 shares issued and outstanding, respectively	51	48
Paid-in capital	5,858	1,894
Retained earnings	26,836	18,471
Notes receivable from David R. Little, CEO	(840)	(840)
Total shareholders' equity	31,921	19,589
Total liabilities and shareholders' equity	$ 96,012	$ 72,920

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Sales	$ 68,189	$ 43,378	$ 200,469	$ 130,630
Cost of sales	48,468	31,927	144,275	95,966
Gross profit	19,721	11,451	56,194	34,664
Selling, general and administrative expense	14,578	9,618	41,348	28,813
Operating income	5,143	1,833	14,846	5,851
Other income	220	9	238	36
Interest expense	(501)	(216)	(1,344)	(733)
Minority interest in (income) loss of consolidated subsidiary	-	29	20	126
Income before taxes	4,862	1,655	13,760	5,280
Provision for income taxes	1,881	594	5,327	1,888
Net income	2,981	1,061	8,433	3,392
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 2,958	$ 1,038	8,365	$ 3,324

Basic income per share	$ 0.58	$ 0.24	$ 1.66	$ 0.79
Weighted average common shares outstanding	5,124	4,406	5,043	4,213
Diluted income per share	$ 0.52	$ 0.18	$ 1.47	$ 0.59
Weighted average common and common equivalent shares outstanding	5,749	5,895	5,733	5,792

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
	NINE MONTHS ENDED
	SEPTEMBER 30
	2006	2005
OPERATING ACTIVITIES:
Net income	$ 8,433	$ 3,392
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	860	717
Benefit for deferred income taxes	(248)	(33)
Compensation expense on stock options and restricted stock	110	-
Gain on sale/retirement of property and equipment	(186)	-
Minority interest in loss of consolidated subsidiary	(20)	(126)
Tax benefit related to exercise of stock options	(2,993)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(4,424)	(3,716)
Inventories	(9,569)	(858)
Prepaid expenses and other current assets	1,135	64
Accounts payable and accrued liabilities	7,279	2,051
Net cash provided by operating activities	377	1,491

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,870)	(370)
Purchase of businesses	(4,238)	(2,417)
Proceeds from sale of property and equipment	1,656	932
Net cash used in investing activities	(4,452)	(1,855)

FINANCING ACTIVITIES:
Proceeds from debt	62,445	129,181
Principal payments on revolving line of credit, long-term debt,
and notes payable	(59,960)	(126,476)
Dividends paid in cash	(68)	(68)
Proceeds from issuance of common stock	425	-
Proceeds from exercise of stock options	584	473
Payments for employment taxes related to exercise of stock options	(146)	(4,027)
Tax benefit related to exercise of stock options	2,993	-
Net cash provided by (used in) financing activities	6,273	(917)
INCREASE (DECREASE) IN CASH	2,198	(1,281)
CASH AT BEGINNING OF PERIOD	570	2,303
CASH AT END OF PERIOD	$ 2,768	$ 1,022

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

NOTE 3: STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three months and nine months ended September 30, 2006 of $2,200 and $6,600, respectively, all of which was recorded to operating expenses.

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

Pro-Forma Stock Compensation Expense for the Three Months and Nine Months Ended September 30, 2005

For the three months and nine months ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. No compensation expense was recognized during the nine months ended September 30, 2005. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income attributable to common shareholders	$ 1,038	$ 3,324
Deduct: Stock-based employee compensation expense, determined under SFAS 123, net of tax	$ (2)	$ (113)
Net income, pro forma	$ 1,036	$ 3,211
Income per share - basic, as reported	$ 0.24	$ 0.79
Income per share - diluted, as reported	$ 0.18	$ 0.59
Income per share - basic, pro forma	$ 0.24	$ 0.76
Income per share - diluted, pro forma	$ 0.18	$ 0.57

Stock Options as of the Nine Month Period Ended September 30, 2006

No future grants will be made under the Company's stock option plans. No grants of stock options have been made by the Company since July 1, 2005. No grants of stock options were made in the nine months ended September 30, 2006. As of September 30, 2006, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2006:
	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	621,430	$ 1.44
Exercised	(232,719)	$ 1.26
Canceled or forfeited	(5,130)	$ 12.00
Options outstanding at March 31, 2006	383,581	$ 1.40	5.4	$ 12,794,386
Exercised	(72,400)	$ 1.36
Options outstanding at June 30, 2006	311,181	$ 1.41	5.4	$ 9,228,274
Exercised	-
Options outstanding at September 30, 2006	311,181	$ 1.41	5.2	$ 6,838,404
Options exercisable at September 30, 2006	302,081	$ 1.42		$ 6,636,475

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine months ended September 30, 2006, was approximately $8.7 million. Cash received from stock options exercised during the nine months ended September 30, 2006 was $584,000.

Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Average Exercise Price
$0.92 - $2.50	291,181	5.0	$1.12	282,081	$1.12
$4.53 - $6.72	20,000	8.2	$5.63	20,000	$5.63
	311,181	5.2	$1.41	302,081	$1.42

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $2,000, which is expected to be recognized over approximately three months.

Restricted Stock

Under a restricted stock plan approved by our shareholders in July 2005 (the "Restricted Stock Plan"), directors, consultants and employees may be awarded shares of DXP's common stock. The shares of stock granted as of September 30, 2006 vest 20% a year for five years after the grant date. Prior to July 24, 2006, the Restricted Stock Plan provided that on each July 1 during the term of the plan each non-employee director of DXP would be granted 3,000 shares of restricted stock which will vest one year after the grant date. On July 24, 2006, the Restricted Stock Plan was amended to grant to each non-employee director of DXP the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The fair value of restricted stock awards is measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2006:

Number of shares authorized for grants	300,000
Number of shares outstanding	24,000
Number of shares available for future grants	276,000
Weighted-average grant price of outstanding shares	$ 23.06

Changes in restricted stock for the nine months ended September 30, 2006 were as follows:

	Number Of Shares	Weighted Average Grant Price
Outstanding at December 31, 2005	-	-
Granted	24,000	$ 23.06
Outstanding at September 30, 2006	24,000	$ 23.06

At September 30, 2006, there were no shares vested under the Restricted Stock Plan. Compensation expense recognized in the nine months ended September 30, 2006 was $103,000. Unrecognized compensation expense under the Restricted Stock Plan was $459,500 and $0 at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 12.8 months.

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

	September 30, 2006	December 31, 2005
	(in Thousands)

Finished goods	$ 34,125	$ 25,740
Work in process	4,091	1,237
Inventories at FIFO	38,216	26,977
Less - LIFO allowance	(4,894)	(4,166)
Inventories	$ 33,322	$ 22,811

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in Thousands, except per share amounts)
Basic:
Weighted average shares outstanding	5,124	4,406	5,043	4,213
Net income	$ 2,981	$ 1,061	$ 8,433	$ 3,392
Convertible preferred stock dividend	(23)	(23)	(68)	(68)
Net income attributable to common shareholders	$ 2,958	$ 1,038	$ 8,365	$ 3,324
Per share amount	$ 0.58	$ 0.24	$ 1.66	$ 0.79

Diluted:
Weighted average shares outstanding	5,124	4,406	5,043	4,213
Net effect of dilutive stock options and restricted stock - based on the treasury stock method	205	1,069	270	1,159
Assumed conversion of convertible preferred stock	420	420	420	420
Total	5,749	5,895	5,733	5,792
Net income attributable to common shareholders	$ 2,958	$ 1,038	$ 8,365	$ 3,324
Convertible preferred stock dividend	23	23	68	68
Net income for diluted earnings per share	$ 2,981	$ 1,061	$ 8,433	$ 3,392
Per share amount	$ 0.52	$ 0.18	$ 1.47	$ 0.59

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

Financial information relating to the Company's segments is as follows (in thousands):
	Three Months Ended September 30,			Nine Months Ended September 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2006
Sales	$ 67,423	$ 766	$ 68,189	$ 198,388	$ 2,081	$200,469
Operating income	5,041	102	5,143	14,572	274	14,846
Income before tax	4,799	63	4,862	13,603	157	13,760

2005
Sales	$ 42,714	$ 664	$ 43,378	$ 128,835	$ 1,795	$130,630
Operating income	1,729	104	1,833	5,651	200	5,851
Income before tax	1,580	75	1,655	5,182	98	5,280

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

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech. DXP acquired these businesses to strengthen DXP's position in the upstream oil and gas and pipeline businesses. DXP paid approximately $8.1 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities. The purchase price consists of approximately $4.6 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses. In addition, DXP may pay $2.0 million of future payments which are contingent upon earnings over the next five years. The cash portion was funded by utilizing available capacity under DXP's bank revolving credit facility. The promissory notes, which are subordinated to DXP's bank revolving credit facility, bear interest at prime minus 2%.

The allocation of purchase price reflected in the September 30, 2006 condensed consolidated balance sheet is preliminary. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 31, 2006 (in thousands):

Cash	$ 408
Accounts Receivable	1,340
Inventory	942
Property and equipment	368
Goodwill and intangibles	6,215
Other assets	47
Assets acquired	9,320
Current liabilities assumed	528
Non-current liabilities assumed	636
Net assets acquired	$ 8,156

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and the nine months ended September 30, 2006 and 2005, assuming the consummation as of January 1, 2005 of acquisitions completed in 2005 and 2006, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in Thousands, except for per share amounts)

Net sales	$68,189	$ 52,732	$205,777	$158,447
Net income	$ 2,981	$ 1,545	$ 8,821	$ 4,634
Per share data
Basic earnings	$ 0.58	$ 0.35	$ 1.74	$ 1.08
Diluted earnings	$ 0.52	$ 0.26	$ 1.54	$ 0.81

NOTE 8: SUBSEQUENT EVENTS - ACQUISITIONS

On November 1, 2006, DXP completed the acquisition of the business of Safety Alliance. DXP paid $2.3 million in cash for the business of Safety Alliance. The purchase price was funded by utilizing available capacity under DXP's bank revolving credit facility.

On October 19, 2006, DXP completed the acquisition of the business of Gulf Coast Torch & Regulator, Inc. DXP paid approximately $5.5 million, net of $0.5 million of acquired cash, for the business of Gulf Coast Torch & Regulator, Inc. and assumed approximately $0.2 million worth of debt. Approximately $3.5 million of the purchase price was paid in cash funded by utilizing available capacity under DXP's bank revolving credit facility. $2.0 million of the purchase price paid by issuing promissory notes payable to the former owners of Gulf Coast Torch & Regulator. The promissory notes, which are subordinated to DXP's bank revolving credit facility, bear interest at prime minus 1.75%.

On October 11, 2006, DXP completed the acquisition of the business of Safety International, Inc. DXP paid $2.2 million in cash for the business of Safety International, Inc. The purchase price was funded by utilizing available capacity under DXP's bank revolving credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
	(in thousands, except percentages and per share amounts)
Sales	$68,189	100.0	$43,378	100.0	$200,469	100.0	$130,630	100.0
Cost of sales	48,468	71.1	31,927	73.6	144,275	72.0	95,966	73.5
Gross profit	19,721	28.9	11,451	26.4	56,194	28.0	34,664	26.5
Selling, general & administrative	14,578	21.4	9,618	22.2	41,348	20.6	28,813	22.0
Operating income	5,143	7.5	1,833	4.2	14,846	7.4	5,851	4.5
Interest expense	(501)	(.7)	(216)	(0.5)	(1,344)	(.7)	(733)	(0.6)
Minority interest in loss of consolidated subsidiary	-	-	29	0.1	20	-	126	0.1
Other income	220.3		9	-	238.1		36	-
Income before income taxes	4,862	7.1	1,655	3.8	13,760	6.8	5,280	4.0
Provision for income taxes	1,881	2.8	594	1.4	5,327	2.6	1,888	1.4
Net income	$ 2,981	4.3	$ 1,061	2.4	$ 8,433	4.2	$ 3,392	2.6
Per share amounts
Basic earnings per share	$ 0.58		$ 0.24		$1.66		$ 0.79
Diluted earnings per share	$ 0.52		$ 0.18		$ 1.47		$ 0.59

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

SALES. Revenues for the quarter ended September 30, 2006, increased $24.8 million, or 57.2%, to approximately $68.2 million from $43.4 million for the same period in 2005. Sales for the MRO segment increased $24.7 million, or 57.8%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improved economy and higher energy prices. Sales by the two businesses acquired in 2005 and the businesses acquired on May 31, 2006 accounted for $9.3 million of the 2006 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 36.5%. Sales for the Electrical Contractor segment increased by $0.1 million, or 15.4%, for the current quarter when compared to the same period in 2005. The sales increase for the Electrical Contractor segment resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 2.5% for the third quarter of 2006, when compared to the same period in 2005. Gross profit as a percentage of sales for the MRO segment increased to 28.8% for the three months ended September 30, 2006, from 26.2% in the comparable period of 2005. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the businesses acquired in 2005 and 2006 is higher than the same percentage for the remainder of our business and accounts for the majority of the increase in the gross profit as a percentage of sales for the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 40.2% for the three months ended September 30, 2006, from 40.7% in the comparable period of 2005. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended September 30, 2006 increased by approximately $5.0 million when compared to the same period in 2005. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits and payroll related expenses for the three months ended September 30, 2006 compared to the same period in 2005. Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit and income before tax. The majority of our employees receive incentive compensation which is based upon gross profit or income before tax. Selling, general and administrative expense associated with the businesses acquired in 2005 and 2006 accounted for approximately $1.8 million of the $5.0 million increase. As a percentage of revenue, the 2006 expense decreased by approximately 0.8% to 21.4% from 22.2% for 2005 as a result of sales increasing by a greater percentage than the expense increased.

OPERATING INCOME. Operating income for the third quarter of 2006 increased 180.6% when compared to the same period in 2005. Operating income for the MRO segment increased 191.6% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment decreased 1.9% as a result of gross profit increasing by less than the amount that selling, general and administrative expense increased.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2006 increased by 131.9% from the same period in 2005. This increase results from the combination of an approximate 180 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions and internal growth. The effect of the increase in market interest rates was partially offset by the lower margins on our new credit facility.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

SALES. Revenues for the nine months ended September 30, 2006, increased $69.8 million, or 53.5%, to approximately $200.5 million from $130.6 million for the same period in 2005. Sales for the MRO Segment increased $69.6 million, or 54.0%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improved economy and higher energy prices. Sales by the two businesses acquired in 2005 and the businesses acquired on May 31, 2006 accounted for $26.9 million of the 2006 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 33.2%. Sales for the Electrical Contractor segment increased by $0.3 million, or 15.9%, for the nine months when compared to the same period in 2005. The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.5% for the first nine months of 2006, when compared to the same period in 2005. Gross profit as a percentage of sales for the MRO segment increased to 27.9% for the nine months ended September 30, 2006, from 26.4% in the comparable period of 2005. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the businesses acquired in 2005 and 2006 is higher than the same for the remainder of our business and accounts for the majority of the increase in the gross profit percentage for the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 39.4% for the nine months ended September 30, 2006, from 39.8% in the comparable period of 2005. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2006, increased by approximately $12.5 million when compared to the same period in 2005. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits and payroll related expenses for the nine months ended September 30, 2006 compared to the same period in 2005. Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit and income before tax. The majority of our employees receive incentive compensation which is based upon gross profit or income before tax. Selling, general and administrative expense associated with the businesses acquired in 2005 and 2006 accounted for approximately $5.8 million of the $12.5 million increase. As a percentage of revenue, the 2006 expense decreased by approximately 1.4% to 20.6% from 22.0% for 2005 as a result of sales increasing by a greater percentage than expense increased.

OPERATING INCOME. Operating income for the first nine months of 2006 increased 153.7% when compared to the same period in 2005. Operating income for the MRO segment increased 157.9% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment increased 37.0% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2006 increased by 83.4% from the same period in 2005. This increase results from the combination of an approximate 195 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions and internal growth. The effect of the increase in market interest rates was partially offset by the lower margins on our new credit facility.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $0.4 million of cash in operating activities during the first nine months of 2006 as compared to generating $1.5 million during the first nine months of 2005. This change between the two periods was primarily attributable to a larger increase in inventory in the 2006 period compared to the 2005 period.

During the first nine months of 2006, the amount available to be borrowed under our loan agreement with our bank lender increased from $11.0 million at December 31, 2005 to $19.7 million at September 30, 2006. This increase in availability resulted from the $10 million increase in the credit facility partially offset by the $2.1 million increase in the amount borrowed under the facility. The funds obtained from the increase in borrowings were used to fund an acquisition.

Credit Facility

On August 2, 2005, we entered into a new credit facility ("New Credit Facility") which replaced the previous credit facility ("Old Credit Facility"). On June 5, 2006, the New Credit Facility was amended to increase the maximum amount available to be borrowed to $40.0 million from $30.0 million.

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

The New Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At September 30, 2006, the LIBOR based rate was LIBOR plus 75 basis points. At September 30, 2006, the prime based rate was prime minus 175 basis points. The LIBOR and prime based rates under the New Credit Facility are generally 150 basis points and 175 basis points lower, respectively, than those assessed under the Old Credit Facility. At September 30, 2006, $16.0 million was borrowed at an interest rate of 6.125% under the LIBOR option and $4.3 million was borrowed at an interest rate of 6.5% under the prime option. Commitment fees of 0.125% per annum are payable on the portion of the New Credit Facility capacity not in use for borrowings at any given time. This fee is 12.5 basis points lower than the same fee under the Old Credit Facility. At September 30, 2006, we were in compliance with all covenants. In addition to the $2.8 million of cash at September 30, 2006, we had $19.7 million available for borrowings under the New Credit Facility at September 30, 2006.

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

Borrowings
	September 30,	December 31,	Increase
	2006	2005	(Decrease)
	(in Thousands)
Current portion of long-term debt	$ 1,891	$ 1,358	$ 533
Long-term debt, less current portion	27,697	25,109	2,588
Total long-term debt	$ 29,588	$ 26,467	$ 3,121(2)
Amount available(1)	$ 19,744	$ 10,972	$ 8,772 (3)
(1) Represents amount available to be borrowed at the indicated date under the New Credit Facility.
(2) The funds obtained from the increase in long-term debt were primarily used to fund an acquisition.
(3) The $8.8 million increase in the amount available is a result of the $10 million increase in the New Credit Facility, partially offset by increased borrowings under the New Credit Facility.

Performance Metrics

	September 30,		Increase
	2006	2005	(Decrease)
	(in Days)
Days of sales outstanding	50.6	51.8	(1.2)
Inventory turns	5.8	6.7	(0.9)

Accounts receivable days of sales outstanding were 50.6 at September 30, 2006 compared to 51.8 at September 30, 2005. The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable. Annualized inventory turns were 5.8 at September 30, 2006 and 6.7 at September 30, 2005. The decline in inventory returns is primarily the result of increased work in process for customer orders requiring fabrication.

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

Inventory

Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using both the first-in, first out (FIFO) and the last-in, first-out (LIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends. Actual obsolescence could be materially different from the reserve if economic conditions or market trends change significantly.

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

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, we have recorded a net deferred tax asset of $1.0 million as of September 30, 2006. We believe it is more likely than not that this net deferred tax asset will be realized based primarily on the assumption of future taxable income.

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

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

No future grants will be made under the Company's stock option plans. The Company now uses restricted stock for share-based compensation programs. Unrecognized compensation expense for restricted stock awards was $459,500 at September 30, 2006. The weighted average period over which this amount is expected to be recognized is 12.8 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2006, a 100 basis point change in interest rates would result in approximately a $241,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2006) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 27, 2006, at the Company's annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class. Set forth for each director is the tabulation of votes cast.

Nominee	Votes For	Votes Against	Votes Withheld
David R. Little	4,721,627	147,196	0
Cletus Davis	4,722,387	146,436	0
Kenneth H. Miller	4,756,768	112,055	0
Timothy P. Halter	4,756,887	111,936	0

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

2.1

Asset Purchase Agreement between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P. and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 2, 2006).

2.2

Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 11, 2006).

2.3

Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Gulf Coast Torch & Regulator, dated October 19, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 19, 2006).

2.4

Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety Alliance, dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2006).

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

Dated: November 9, 2006

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

      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

November 9, 2006

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

      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

November 9, 2006

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

November 9, 2006

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

November 9, 2006

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.