Form 10-K
period 2006-12-31
DXP ENTERPRISES INC
filed 2007-03-19
CIK 1020710

3: UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2006

or

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

Large accelerated filer [ ] Accelerated Filer [X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2006: $87,186,630.

Number of shares of registrant's Common Stock outstanding as of March 12, 2007: 5,124,134.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2007 are incorporated by reference into Part III hereof.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to effect our internal growth strategy, general economic and business conditions, developments in technology, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. We cannot assure you that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements.

PART I

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. DXP Enterprises, Inc.'s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

ITEM 1. Business

DXP was incorporated in Texas in 1996 to be the successor to a company founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers. We are organized into two segments: MRO and Electrical Contractor. Sales and operating income for 2004, 2005 and 2006, and identifiable assets at the close of such years for our business segments are presented in Note 12 of the Notes to the Consolidated Financial Statements.

The industrial distribution market is highly fragmented. Based on 2005 sales as reported by industry sources, we were the 31st largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

We believe that the distribution system for industrial products in the United States, described in the preceding paragraph, creates inefficiencies at both the customer and the distributor levels through excess inventory requirements and duplicative cost structures. To compete more effectively, our customers and other users of MRO products are seeking ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

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

Recent Acquisitions

Our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. We completed two acquisitions in 2005 and four acquisitions in 2006.

On August 20, 2005, we paid approximately $2.4 million to purchase the assets of a pump remanufacturer. We made this acquisition to enhance our ability to meet customer needs for shorter lead times on selected pumps. We assumed $1.0 million of liabilities and gave a $0.5 million credit to the seller to use to purchase maintenance, repair and operating supplies from us.

On December 1, 2005, we purchased 100% of R. A. Mueller, Inc. to expand geographically into Ohio, Indiana, Kentucky and West Virginia. DXP paid $7.3 million ($3.65 million cash and $3.65 million in promissory notes payable to the former owners) and assumed approximately $1.6 million of debt and $1.9 million of accounts payable and other liabilities.

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech. DXP acquired these businesses to strengthen DXP's position with upstream oil and gas and pipeline customers. DXP paid approximately $8.1 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities. The purchase price consisted of approximately $4.6 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses. In addition, DXP may pay up to an additional $2.0 million contingent upon earnings over the next five years.

On October 11, 2006, we completed the acquisition of the business of Safety International, Inc. DXP acquired this business to strengthen DXP's expertise in safety products. DXP paid $2.2 million in cash for the business of Safety International, Inc.

On October 19, 2006, DXP completed the acquisition of the business of Gulf Coast Torch & Regulator, Inc. DXP acquired this business to strengthen DXP's expertise in the distribution of welding supplies. DXP paid approximately $5.5 million, net of $0.5 million of acquired cash, for the business of Gulf Coast Torch & Regulator, Inc. and assumed approximately $0.2 million worth of debt. Approximately $2.0 million of the purchase price was paid by issuing promissory notes payable to the former owners of Gulf Coast Torch & Regulator.

On November 1, 2006, DXP completed the acquisition of the business of Safety Alliance. DXP acquired this business to strengthen DXP's expertise in safety products. DXP paid $2.3 million in cash for the business of Safety Alliance.

MRO Segment

The MRO segment provides MRO products, equipment and integrated services, including technical design expertise and logistics capabilities, to industrial customers. We provide a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products categories. We offer our customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from the manufacturer. We also provide integrated services such as system design, fabrication, installation, repair and maintenance for our customers. We offer a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy our customers' unique needs.

SmartSourceSM, one of our proprietary integrated supply programs, allows a more effective and efficient way to manage the customer's supply chain needs for MRO products. SmartSourceSM effectively lowers costs by outsourcing the customer's purchasing, accounting and on-site supply/warehouse management to DXP, which reduces the duplication of effort by the customer and supplier. The program allows the customer to transfer all or part of their supply chain needs to DXP, so the customer can focus on their core business. DXP has a broad range of first-tier products to support a successful integrated supply offering. The program provides a productive, measurable solution to reduce cost and streamline procurement and sourcing operations.

We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 45,000 are stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by our MRO segment include mining, construction, chemical, municipal, food and beverage and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 38 service centers, 17 SmartSource locations and two distribution centers, primarily located in the southwestern rocky mountain, mid-western and southeastern regions of the United States.

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

In addition to distributing MRO products, we provide innovative pumping solutions. DXP provides fabrication and technical design to meet the capital equipment needs of our customers. DXP provides these solutions by utilizing manufacturer authorized equipment and certified personnel. Pump packages require MRO and original equipment manufacturer, or OEM, equipment and parts such as pumps, motors and valves, and consumable products such as welding supplies. DXP leverages its MRO inventories and breadth of authorized products to lower the total cost and maintain the quality of our innovative pumping solutions.

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

We believe we have increased our competitive advantage through our traditional and integrated supply programs, which are designed to address the customer's specific product and procurement needs. We offer our customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which we assume the procurement and management functions, including ownership of inventory, at the customer's location. Our approach to integrated supply allows us to design a program that best fits the needs of the customer. For those customers purchasing a number of products in large quantities, the customer is able to outsource all or most of those needs to us. For customers with smaller supply needs, we are able to combine our traditional distribution capabilities with our broad product categories and advanced ordering systems to allow the customer to engage in one-stop shopping without the commitment required under an integrated supply contract.

We acquire our products through numerous OEMs. We are authorized to distribute the manufacturers' products in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less. In 2006, one manufacturer provided pump products that accounted for approximately 12% of our revenues. No other manufacturer provided products that accounted for 10% or more or our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations. Representative manufacturers of our products include BACOU/DALLOZ, Baldor Electric, Dodge/Reliance, Emerson, Falk, G&L, Gates, Gould's, INA/Fag Bearing, LaCross Rainfair Safety Products, Martin Sprocket, National Oilwell, Norton Abrasives, NTN, Rexnord, SKF, T. B. Woods, 3M, Timken, Torrington/Fafnir, Tyco, Union Butterfield, Viking and Wilden.

At December 31, 2006, the MRO Segment had 753 full-time employees.

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

We acquire our electrical products through numerous OEMs. We are authorized to distribute the manufacturers' products in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less. No one manufacturer provides products that account for 10% or more of our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations. Significant vendors include Cutler-Hammer, Cooper, Killark, 3M, General Electric and Allied. To meet prompt delivery demands of its customers, this segment maintains large inventories.

At December 31, 2006, the Electrical Contractor segment had 10 full-time employees.

Competition

Our business is highly competitive. In the MRO segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with larger distributors that provide integrated supply programs and outsourcing services similar to those offered through our SmartSource program, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. We also compete with direct mail distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings that we offer, we are not aware of any major competitor that offers on a non-direct mail basis a product grouping as broad as our offering. Further, while certain direct-mail distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical design and after-the-sale services that we provide. In the Electrical Contractor segment we compete against a variety of suppliers of electrical products, many of which may have greater financial and other resources than we do.

Insurance

We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. We retain a portion of the risk for medical claims, general liability and property losses. The various deductibles per our insurance policies generally do not exceed $200,000 per occurrence. There are also certain risks for which we do not maintain insurance. There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits that we maintain could have a material adverse effect on our financial condition and results of operations. The premiums for insurance have increased significantly over the past three years. This trend could continue. Additionally, we are partially self-insured for our group health plan, workers' compensation, auto liability and general liability insurance. The cost of claims for the group health plan has increased over the past three years. This trend is expected to continue.

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

Employees

At December 31, 2006, we had 763 full-time employees. We believe that our relationship with our employees is good.

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

ITEM 1A. Risk Factors

The following is a discussion of significant risk factors relevant to DXP's business that could adversely affect its business, financial condition or results of operations.

Our future results will be impacted by our ability to implement our internal growth strategy.

Our future results will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas, selling additional products to existing customers and adding new customers. Our ability to implement this strategy will depend on our success in selling more products and services to existing customers, acquiring new customers, hiring qualified sales persons, and marketing integrated forms of supply management such as those being pursued by us through our SmartSource program. Although we intend to increase sales and product offerings to existing customers, there can be no assurance that we will be successful in these efforts.

Risks Associated With Acquisition Strategy

Our future results will depend in part on our success implementing our acquisition strategy. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of businesses with complementary or desirable new product lines, strategic distribution locations and attractive customer bases and manufacturer relationships. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. Although DXP is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that we will be successful in these efforts. In addition, acquisitions involve a number of special risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, expenses associated with obsolete inventory of an acquired company and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that DXP or other businesses acquired in the future will achieve anticipated revenues and earnings. In addition, our loan agreements with our bank lender (the "Facility"), contain certain restrictions that could adversely affect our ability to implement our acquisition strategy. Such restrictions include a provision prohibiting us from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lender. There can be no assurance that we will be able to obtain the lender's consent to any of our proposed acquisitions.

Risks Related to Acquisition Financing

We may need to finance acquisitions by using shares of Common Stock for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, if available, to maintain our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

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

We have distribution rights for certain product lines and depend on these distribution rights for a substantial portion of our business. Many of these distribution rights are pursuant to contracts that are subject to cancellation upon little or no prior notice. Although we believe that we could obtain alternate distribution rights in the event of such a cancellation, the termination or limitation by any key supplier of its relationship with our company could result in a temporary disruption of our business and, in turn, could adversely affect results of operations and financial condition.

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

The proper functioning of DXP's information systems is critical to the successful operation of our business. Although DXP's information systems are protected through physical and software safeguards and remote processing capabilities exist, information systems are still vulnerable to natural disasters, power losses, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, DXP's ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We own our headquarters facility in Houston, Texas, which has 48,000 square feet of office space. The MRO segment owns or leases 38 facilities located in Louisiana, Montana, New Mexico, Ohio, Oklahoma, Texas and Wyoming. In addition, we operate SmartSource installations in 17 of our customers' facilities in Georgia, Illinois, Louisiana, Maryland, North Carolina, Tennessee and Texas. The Electrical Contractor segment owns one service center facility in Tennessee. Our owned facilities range from 5,000 square feet to 65,000 square feet in size. We lease facilities for terms generally ranging from one to five years. The leased facilities range from 2,000 square feet to 41,550 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. Two of the facilities owned by us are pledged to secure our indebtedness.

ITEM 3. Legal Proceedings

On July 22, 2004, DXP and Ameron International Corporation, DXP's vendor of fiberglass reinforced pipe, were sued in the Twenty-Fourth Judicial District Court, Parish of Jefferson, State of Louisiana by BP America Production Company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms. BP American Production Company alleges negligence, breach of contract, warranty and that damages exceed $20 million. DXP believes the failures were caused by the failure of the pipe itself and not by work performed by DXP. We intend to vigorously defend these claims. Our insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims. The maximum amount of our insurance coverage, if any, is $6 million. Under certain circumstances our insurance may not cover this claim.

In 2003, we were notified that we had been sued in various state courts in Nueces County, Texas. The twelve suits allege personal injury resulting from products containing asbestos allegedly sold by us. The suits do not specify what products or the dates we allegedly sold the products. The plaintiffs' attorney has agreed to a global settlement of all suits for a nominal amount to be paid by our insurance carriers. Settlement has been consummated as to 116 of the 133 plaintiffs, and the remaining settlements are in process. The cases are all dismissed or dormant pending the remaining settlements.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Global Market under the symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by Nasdaq for the periods indicated.

	High	Low
2005
First Quarter	$ 5.83	$ 4.41
Second Quarter	$ 8.50	$ 4.64
Third Quarter	$ 24.83	$ 6.54
Fourth Quarter	$ 26.30	$ 12.21

2006
First Quarter	$ 37.44	$ 16.61
Second Quarter	$ 59.24	$ 28.00
Third Quarter	$ 38.49	$ 20.60
Fourth Quarter	$ 36.61	$ 20.72

On March 13, 2007 we had approximately 531 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in "nominee" or "street name".

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

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US). The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2001, and that all dividends were reinvested.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2006 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
	Years Ended December 31,
	2002	2003	2004	2005	2006
		(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 148,106	$ 150,683	$ 160,585	$ 185,364	$ 279,820
Gross Profit	37,984	38,549	39,431	49,714	78,622
Operating income	4,117	4,309	5,209	9,404	20,678
Income before income taxes	2,633	3,197	4,384	8,615	19,404
Net income	1,619	2,069	2,780	5,467	11,922
Per share amounts
Basic earnings per common share	$ 0.38	$ 0.49	$ 0.67	$ 1.24	$ 2.34
Common shares outstanding	4,072	4,072	4,027	4,349	5,063
Diluted earnings per share	$ 0.36	$ 0.42	$ 0.50	$ 0.94	$ 2.08
Common and common equivalent shares outstanding	4,555	4,920	5,509	5,789	5,732
Consolidated Balance Sheet Data	As of December 31,
	2002	2003	2004	2005	2006
Total assets	$ 49,248	$ 48,375	$ 48,283	$ 72,920	$ 116,807
Long-term debt obligations	23,486	16,675	14,925	25,109	35,174
Shareholders' equity	8,087	10,076	12,876	19,589	35,718

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

General Overview

Our products and services are marketed in at least 17 states to over 25,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and global economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets. During 2003, our performance was impacted negatively by the economic downturn, particularly the downturn in domestic manufacturing. All of our increase in sales and gross profit for 2003 compared to 2002 was due to increased sales of products for offshore energy production. Our employee headcount decreased by over ten percent during 2003 as we worked to bring our cost structure in line with our sales. During 2004 the economy improved. Our employee headcount decreased by approximately 1% during 2004. The majority of the 2004 sales increase came from increased sales of products for offshore energy production and general manufacturing. During 2005 the general economy and the oil and gas exploration and production business continued to improve. Our employee headcount increased by 17.9% as a result of two acquisitions and hiring additional personnel to support increased sales. The majority of the 2005 sales increase came from a broad based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales by the two businesses acquired in 2005 accounted for $7.3 million of the $24.8 million 2005 sales increase. During 2006 the general economy and the oil and gas exploration and production business continued to be positive. Our employee headcount increased by 45% a result of four acquisitions and hiring additional personnel to support increased sales. The majority of the 2006 sales increase came from a broad based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales by the four businesses acquired in 2006 accounted for $11.8 million of the $94.5 million 2006 sales increase.

Our sales growth strategy in recent years has focused on internal growth and acquisitions. Key elements of our sales strategy include leveraging existing customer relationships by cross-selling new products, expanding product offerings to new and existing customers, and increasing business-to-business solutions using system agreements and SmartSourceSM solutions for our integrated supply customers. We will continue to review opportunities to grow through the acquisition of distributors and other businesses that would expand our geographic breadth and/or add additional products and services. Our results will depend on our success in executing our internal growth strategy and, to the extent we complete any acquisitions, our ability to integrate such acquisitions effectively.

Our strategies to increase productivity include consolidated purchasing programs, centralizing product distribution centers, centralizing certain customer service and inside sales functions, converting selected locations from full warehouse and customer service operations to DXP service centers, and using information technology to increase employee productivity.

Results of Operations
	Years Ended December 31,
	2004	%	2005	%	2006	%
	(in millions, except percentages)
Sales	$ 160.6	100.0	$ 185.4	100.0	$ 279.8	100.0
Cost of sales	121.2	75.5	135.7	73.2	201.2	71.9
Gross profit	39.4	24.5	49.7	26.8	78.6	28.1
Selling, general and administrative expense	34.2	21.3	40.3	21.7	57.9	20.7
Operating income	5.2	3.2	9.4	5.1	20.7	7.4
Interest expense	0.9	0.6	1.0	0.5	2.0	0.7
Other income and minority interest	(0.1)	(0.1)	(0.2)	(0.1)	(0.7)	(0.2)
Income before income taxes	4.4	2.7	8.6	4.7	19.4	6.9
Provision for income taxes	1.6	1.0	3.1	1.7	7.5	2.7
Net income	$ 2.8	1.7%	$ 5.5	3.0%	$ 11.9	4.2%
Per share
Basic earnings per share	$ 0.67		$ 1.24		$ 2.34
Diluted earnings per share	$ 0.50		$ 0.94		$ 2.08

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

SALES. Revenues for 2006 increased $94.5 million, or 51.0%, to approximately $279.8 million from $185.4 million in 2005. Sales for the MRO segment increased $94.1 million, or 51.4% primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improved economy and high energy prices. Sales by the four acquisitions completed in 2006 accounted for $11.8 million of the 2006 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 45.0%. Sales for the Electrical Contractor segment increased $0.4 million, or 16.9%, to $2.8 million from $2.4 million for 2005. The sales increase for the Electrical Contractor segment resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit for 2006 increased 58.1% compared to 2005. Gross profit, as a percentage of sales, increased by approximately 1.3% for 2006, when compared to 2005. Gross profit as a percentage of sales for the MRO segment increased to 28.0% in 2006 from 26.6% in 2005. This increase can be primarily attributed to increased margins on pump related equipment sold by businesses acquired in 2005 and 2006 which are included in the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 39.9% for 2006, from 42.6% in 2005. This decrease resulted from the sale of more lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for 2006 increased by approximately $17.6 million, or 43.7%, when compared to 2005. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits, payroll related expenses and $0.5 million of costs for Sarbanes-Oxley compliance. Selling, general and administrative expense associated with the four acquisitions completed in 2006 accounted for $2.6 million of the increase. Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more personnel for the purpose of supporting increasing sales. Incentive compensation has increased as a result of increased gross profit and income before tax. The majority of our employees receive incentive compensation which is based upon gross profit. As a percentage of revenue, the 2006 expense decreased by approximately 1.0% to 20.7% from 21.7% for 2005. This decrease resulted from sales increasing by 51.0% while selling, general and administrative costs increased by only 43.7%.

OPERATING INCOME. Operating income for 2006 increased by approximately $11.3 million, or 119.9%, when compared to 2005. This increase was the result of a 122.3% increase in operating income for the MRO segment and a 49.2% increase in operating income for the Electrical Contractor segment. Operating income for the MRO segment increased as a result of increased gross profit, partially offset by increased selling, general, and administrative expense. Operating income for the Electrical Contractor segment increased as a result of increased gross profit, combined with decreased selling, general and administrative costs.

INTEREST EXPENSE. Interest expense for 2006 increased by 94% from 2005. This increase resulted from the combination of increased debt to fund acquisitions and internal growth and an approximate 177 basis point increase in prime and LIBOR market interest rates for 2006 compared to 2005. The effect of the increase in market interest rates was partially offset by the lower margins on our facility put in place in August, 2005.

OTHER INCOME. Other income for 2006 increased to $0.7 million from $0.1 million for 2005 as a result of gains recorded on sales of equipment and real estate during 2006.

INCOME TAXES. Our provision for income taxes differed from the U. S. statutory rate of 34% due to state income taxes and non-deductible expenses. Our effective tax rate for 2006 increased to 38.6% from 36.5% for 2005 primarily as a result of increased state income taxes. State income taxes increased as a result of increased operations in higher tax states and the effect of the use of state net operating loss carryforwards in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

SALES. Revenues for 2005 increased $24.8 million, or 15.4%, to approximately $185.4 million from $160.6 million in 2004. Sales for the MRO segment increased $24.8 million, or 15.7% primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improved economy and increased energy prices. Sales by the two businesses acquired in 2005 accounted for $7.3 million of the 2005 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 11.0%. Sales for the Electrical Contractor segment were the same at $2.4 million for 2004 and 2005.

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

INTEREST EXPENSE. Interest expense for 2005 increased by $0.1 million to $1.0 million from $0.9 million for 2004. This increase resulted from the combination of increased debt to fund acquisitions and an approximate 190 basis point increase in prime and LIBOR market interest rates for 2005 compared to 2004. The effect of the increase in market interest rates was partially offset by the lower margins on our facility.

Liquidity and Capital Resources

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

Cash from operating activities was approximately breakeven in 2006 as compared to using $1.2 million in cash during 2005. This change between the two years was primarily attributable to increased net income in 2006.

We paid $12.1 million of cash to purchase businesses in 2006 compared to $6.1 million in 2005.

We purchased approximately $2.4 million of capital assets during 2006 compared to $0.6 million for 2005. Capital expenditures during 2006 and 2005 were related primarily to computer equipment, computer software, inventory handling equipment, and building improvements. Capital expenditures for 2007 are expected to exceed the 2006 amount.

At December 31, 2006, our total long-term debt was $37.9 million compared to total capitalization (total long-term debt plus shareholders' equity) of $73.7 million. Approximately $31.6 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $632,000.

Our normal trade terms for our customers require payment within 30 days of invoice date. In response to competition and customer demands we will offer extended terms to selected customers with good credit history. Customers that are financially strong tend to request extended terms more often than customers that are not financially strong. Many of our customers, including companies listed in the Fortune 500, do not pay us within stated terms for a variety of reasons, including a general business philosophy to pay vendors as late as possible. We generally collect the amounts due from these large, slow-paying customers.

During 2006, the amount available to be borrowed under our credit facility increased from $11.0 million at December 31, 2005 to $13.6 million at December 31, 2006. This increase in availability resulted from the $10 million increase in the credit facility, partially offset by a $8.0 million increase in the amount borrowed under our lines of credit. The increased borrowings were used primarily to fund acquisitions. Management believes that the liquidity of our balance sheet at December 31, 2006, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B preferred stock dividend payments during 2007.

Credit Facility

On August 2, 2005, we entered into a new credit facility ("Facility") which replaced the previous credit facility ("Old Credit Facility"). On June 5, 2006, the Facility was amended to increase the maximum amount available to be borrowed to $40.0 million from $30.0 million.

The Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $40.0 million, and matures July 31, 2009. The Facility is secured by receivables, inventory and intangibles. The Facility contains customary affirmative and negative covenants as well as financial covenants that are measured quarterly and require that we maintain a certain cash flow and other financial ratios.

The Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At December 31, 2005 and 2006, the LIBOR based rate was LIBOR plus 75 basis points. At December 31, 2005 and 2006, the prime based rate was prime minus 175 basis points. The LIBOR and prime based rates under the Facility are generally 150 basis points and 175 basis points lower, respectively, than those assessed under the Old Credit Facility. At December 31, 2006, $23 million was borrowed at an interest rate of 6.125% under the LIBOR option and $3.2 million was borrowed at an interest rate of 6.5% under the prime option. At December 31, 2005, $15 million was borrowed at an interest rate of 5.125% under the LIBOR option and $3.2 million was borrowed at an interest rate of 5.5% under the prime option. Commitment fees of .125% per annum are payable on the portion of the Facility capacity not in use for borrowings at any given time. This fee is 12.5 basis points lower than the same fee under the Old Credit Facility. At December 31, 2006, we were in compliance with all covenants. In addition to the $2.5 million of cash at December 31, 2006, we had $13.6 million available for borrowings under the Facility at December 31, 2006.

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

Borrowings
	December 31,		Increase (Decrease)
	2005	2006
	(in Thousands)
Current portion of long-term debt	$ 1,358	$ 2,771	$ 1,413
Long-term debt, less current portion	25,109	35,174	10,065
Total long-term debt	$ 26,467	$ 37,945	$ 11,478(2)
Amount available (1)	$ 10,972	$ 13,601	$ 2,629(3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from the increase in long-term debt were primarily used to complete four acquisitions.
(3) The $2.6 million increase in the amount available is primarily a result of the $10 million increase in the Facility, partially offset by increased borrowings under the line of credit.

Performance Metrics
	December 31,		Increase
	2005	2006	(Decrease)
Days of sales outstanding (in days)	52.3	50.2	(2.1)
Inventory turns	6.9	5.9	(1.0)
Results for businesses acquired in 2005 and 2006 were annualized to compute these performance metrics.

Accounts receivable days of sales outstanding were 50.2 at December 31, 2006 compared to 52.3 days at December 31, 2005. The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable. Annualized inventory turns were 5.9 times at December 31, 2006 compared to 6.9 times at December 31, 2005. The decline in inventory turns resulted from decisions made by inventory management to increase inventory to support increased sales to purchase inventory before price increases and to react to longer lead times.

Funding Commitments

We believe our cash generated from operations and available under our Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to obtain additional financing on attractive terms, if at all.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current Portion (1)	$37,945	$ 2,771	$31,621	$ 1,803	$ 1,750
Operating lease obligations	9,736	2,865	4,887	1,825	159
Estimated interest payments (2)	1,767	605	743	304	115
Total	$49,448	$ 6,241	$37,251	$ 3,932	$ 2,024

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.

(2) Assumes interest rates in effect at December 31, 2006. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under this facility fluctuate. The amounts of interest incurred for borrowings under the revolving lines of credit were $654,000, $755,000 and $1,301,000 for 2004, 2005 and 2006, respectively. Management anticipates an increased level of interest payments on the Facility in 2007 as a result of increased average interest rates and increased debt levels.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we were not involved in any unconsolidated SPE transactions.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred. We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2006.

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established to reduce deferred income tax assets to the amounts expected to be realized.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

No future grants will be made under the Company's stock option plans. The Company now uses restricted stock for share-based compensation programs. Unrecognized compensation expense for restricted stock awards was $856,000 at December 31, 2006. The weighted average period over which this amount is expected to be recognized is 21.1 months.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2006, a 100 basis point increase in interest rates would increase our annual interest expense by $316,000.

The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2007	2008	2009	2010	2011	There- after	Total	Fair Value
Fixed Rate Long- term Debt	$ 1,552	$ 1,781	$ 1,062	$ 105	$ 106	$ 1,750	$ 6,356	$ 6,356
Average Interest Rate	5.88%	6.06%	6.01%	6.14%	6.25%	6.25%
Floating Rate Long-term Debt	$ 1,219	$ 1,298	$27,480	$1,259	$ 333	-	$31,589	$31,589
Average Interest Rate (1)	6.03%	6.03%	6.48%	6.14%	6.00%
Total Maturities	$ 2,771	$ 3,079	$28,542	$ 1,364	$ 439	$ 1,750	$ 37,945	$ 37,945
(1) Assumes floating interest rates in effect at December 31, 2006

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DXP Enterprises, Inc., and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DXP Enterprises, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R "Share-Based Payment", during the year ended December 31, 2006.

/s/ HEIN & ASSOCIATES LLP

__________________________________

Houston, Texas

March 16, 2007

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006 based on criteria established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company's independent registered public accountants that audited the Company's financial statements as of December 31, 2006 have issued an attestation report on management's assessment of the Company's internal control over financial reporting, which appears on page 20.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company's assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management's opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in the COSO Framework.

/s/ David R. Little /s/ Mac McConnell

David R. Little Mac McConnell

Chairman of the Board and Senior Vice President/Finance and

Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DXP Enterprises, Inc., and Subsidiaries

Houston, Texas

We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that DXP Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DXP Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management's assessment that DXP Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects based on the COSO criteria. Also, in our opinion, DXP Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DXP Enterprises, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of DXP Enterprises, Inc. and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ HEIN & ASSOCIATES LLP

______________________________

Houston, Texas

March 16, 2007

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash	$ 570	$ 2,544
Trade accounts receivable, net of allowances for doubtful accounts
of $1,835 in 2005 and $1,482 in 2006	29,279	40,495
Inventories, net	22,811	37,310
Prepaid expenses and other current assets	541	652
Federal income taxes recoverable	2,033	1,042
Deferred income taxes	968	1,087
Total current assets	56,202	83,130
Property and equipment, net	8,752	9,944
Goodwill	7,436	16,964
Other intangibles, net of accumulated amortization of $538 in 2006	-	6,464
Other assets	530	305
Total assets	$ 72,920	$ 116,807
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,358	$ 2,771
Trade accounts payable	15,919	25,706
Accrued wages and benefits	5,012	6,490
Customer advances	2,209	3,924
Federal income taxes payable	214	-
Other accrued liabilities	3,365	4,770
Total current liabilities	28,077	43,661
Long-term debt, less current portion	25,109	35,174
Deferred income taxes	115	2,242
Minority interest in consolidated subsidiary	30	12
Commitments and contingencies (Note 9)
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2006); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2006); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,795,402 and 5,124,134 shares issued and outstanding, respectively.	48	51
Paid-in capital	1,894	6,147
Retained earnings	18,471	30,303
Note receivable from David R. Little, CEO	(840)	(799)
Total shareholders' equity	19,589	35,718
Total liabilities and shareholders' equity	$ 72,920	$ 116,807
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2004	2005	2006
Sales	$ 160,585	$ 185,364	$ 279,820
Cost of sales	121,154	135,650	201,198
Gross profit	39,431	49,714	78,622
Selling, general and administrative expense	34,222	40,310	57,944
Operating income	5,209	9,404	20,678
Other income	60	56	651
Interest expense	(924)	(1,000)	(1,943)
Minority interest in loss of consolidated subsidiary	39	155	18
Income before provision for income taxes	4,384	8,615	19,404
Provision for income taxes	1,604	3,148	7,482
Net income	2,780	5,467	11,922
Preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$ 2,690	$ 5,377	$ 11,832

Per share and share amounts
Basic earnings per common share	$ 0.67	$ 1.24	$ 2.34
Common shares outstanding	4,027	4,349	5,063
Diluted earnings per share	$ 0.50	$ 0.94	$ 2.08
Common and common equivalent shares outstanding	5,509	5,789	5,732
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2004, 2005 and 2006 (In Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Share- holders	Total
BALANCES AT DECEMBER 31, 2003	$ 1	$ 18	$ 41	$2,841	$10,404	$(1,897)	$(1,332)	$10,076
Collections on notes receivable	-	-	-	-	-	-	27	27
Dividends paid	-	-	-	-	(90)	-	-	(90)
Purchase of 359,588 shares of common stock	-	-	-	-	-	(341)	335	(6)
Exercise of stock options for 41,000 shares of common stock	-	-	-	(352)	-	441	-	89
Net income	-	-	-	-	2,780	-	-	2,780
BALANCES AT DECEMBER 31, 2004	1	18	41	2,489	13,094	(1,797)	(970)	12,876
Collections on notes receivable	-	-	-	-	-	-	40	40
Dividends paid	-	-	-	-	(90)	-	-	(90)
Cancellation of Series B Preferred Stock in Treasury	-	(3)	-	(267)	-	270	-	-
Purchase of 6,500 shares of common stock	-	-	-	-	-	(95)	90	(5)
Exercise of stock options for 1,122,175 shares of common stock	-	-	7	(328)	-	1,622	-	1,301
Net income	-	-	-	-	5,467	-	-	5,467
BALANCES AT DECEMBER 31, 2005	1	15	48	1,894	18,471	-	(840)	19,589
Collections on notes receivable	-	-	-	-	-	-	41	41
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock and stock options				220				220
Issuance of 23,613 shares of common stock				424				424
Exercise of stock options for 305,119 shares of common stock	-	-	3	3,609	-	-	-	3,612
Net income	-	-	-	-	11,922	-	-	11,922
BALANCES AT DECEMBER 31, 2006	$ 1	$ 15	$ 51	$ 6,147	$30,303	$ -	$ (799)	$ 35,718
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,780	$ 5,467	$ 11,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities --
Depreciation	992	990	1,216
Amortization	-	-	538
Deferred income taxes	77	306	(103)
Compensation expense from stock options and restricted stock	-	-	220
Tax benefit related to exercise of stock options	-	-	(3,172)
Payments for employment taxes related to exercise of stock options	-	(188)	(146)
Gain on sale of property and equipment	(4)	-	(564)
Minority interest in loss of consolidated subsidiary	(39)	(155)	(18)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	286	(7,650)	(7,046)
Inventories	2,150	(2,574)	(11,650)
Prepaid expenses and other assets	112	(3,089)	(2,553)
Accounts payable and accrued expenses	(1,227)	5,470	11,341
Net cash provided by (used in) operating activities	5,127	(1,423)	(15)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,866)	(572)	(2,363)
Purchase of businesses	-	(6,069)	(12,075)
Proceeds from the sale of property and equipment	6	937	2,181
Net cash used in investing activities	(1,860)	(5,704)	(12,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	155,421	145,231	87,715
Principal payments on revolving line of credit, long-term debt and notes payable	(157,225)	(136,755)	(77,600)
Dividends paid in cash	(90)	(90)	(90)
Proceeds from exercise of stock options	42	874	584
Proceeds from sale of common stock	-	-	424
Payments for employee taxes related to exercise of stock options	-	(3,906)	-
Tax benefit related to exercise of stock options	-	-	3,172
Proceeds from minority interest owners of consolidated subsidiary	225	-	-
Collections on notes receivable from shareholders	27	40	41
Net cash provided by (used in) financing activities	(1,600)	5,394	14,246
(INCREASE) DECREASE IN CASH	1,667	(1,733)	1,974
CASH AT BEGINNING OF YEAR	636	2,303	570
CASH AT END OF YEAR	$ 2,303	$ 570	$ 2,544
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	$ 860	$ 984	$ 1,844
Income taxes	$ 2,126	$ 875	$ 3,329
Cash income tax refunds	$ 16	$ 36	$ 470

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

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments at December 31, 2005 and 2006 is as follows (in thousands):

	2005		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$ 570	$ 570	$ 2,544	$ 2,544
Note receivable from David R. Little, CEO	840	628	799	633
Long-term debt, including current portion	26,467	26,467	37,945	37,945

The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities. The carrying amounts of accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the year ended December 31, 2006 of $8,600, all of which was recorded to operating expenses. No future grants will be made under the Company's stock option plans. The Company now uses restricted stock for share-based compensation programs.

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

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits from deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). The Company has presented its income tax benefit from stock based compensation as a financing activity in the Consolidated Statements of Cash Flows, beginning with the 2006 amount of $3.2 million.

Prior to 2006 the Company elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 148 required the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. No compensation expense was recognized under APB No. 25 during the two years ended December 31, 2005.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and was determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2004 and 2005: risk-free interest rates of 4.5% for 2004 and 4.14% for 2005; expected lives of five to ten years, assumed volatility of 78% for 2004 and 75% for 2005; and no expected dividends.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 148 had been applied. The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment.
	Years Ended December 31,
	2004	2005
	(in Thousands, except per share amounts)
Pro forma impact of fair value method (FAS 148)
Reported net income attributable to common shareholders	$2,690	$5,377
Less: fair value impact of employee stock compensation	(100)	(115)
Pro forma net income attributable to common shareholders	$2,590	$5,262

Earnings per common share
Basic - as reported	$ 0.67	$ 1.24
Diluted - as reported	$ 0.50	$ 0.94
Basic - pro forma	$ 0.64	$ 1.21
Diluted - pro forma	$ 0.49	$ 0.92

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

Shipping and Handling Costs

The Company classifies shipping and handling charges billed to customers as sales. Shipping and handling charges paid to others are classified as a component of cost of sales.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates; costs of capital and estimates of market multiples. As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred. We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2006.

Goodwill totaled $17.0 million at December 31, 2006 and represents the excess of the Company's purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. The net book value of other intangible assets at December 31, 2006 was $6.5 million. Other intangible assets consist primarily of the value assigned to such items as customer relationships and vendor agreements in connection with the allocation of purchase price for acquisitions under SFAS No. 142. Other intangible assets are generally amortized on a straight-line basis over periods of up to twenty years. Amortization expense totaled $0.5 million in 2006. No amortization expense was recorded in 2005 and 2004. The Company's estimated amortization expense related to purchased intangible assets other than goodwill is $0.5 million per year for the five year period from 2007 through 2011. All goodwill and other intangible assets pertain to the MRO segment.

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established to reduce deferred income tax assets to the amounts expected to be realized.

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

2. NEW ACCOUNTING PRONOUNCEMENTS:

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of the adoption of FIN 48 on its Consolidated Financial Statements.

In September 2006, FASB Statement 157, "Fair Value Measurements" ("SFAS 157") was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The Company is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.

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

On August 20, 2005, the Company paid approximately $2.4 million to purchase the assets of a pump remanufacturer. The Company made this acquisition to enhance its ability to meet customer needs for shorter lead times on selected pumps. The Company assumed $1.0 million of liabilities and gave a $0.5 million credit to the seller to use to purchase maintenance, repair and operating supplies from the Company. The $2.4 million cash portion was financed using funds available under the Company's bank revolving credit facility.

On December 1, 2005, the Company purchased 100% of R. A. Mueller, Inc. to expand geographically into Ohio, Indiana, Kentucky and West Virginia. The Company paid $7.3 million ($3.65 million cash and $3.65 million in promissory notes payable to the former owners) and assumed approximately $1.6 million of debt and $1.9 million of accounts payable and other liabilities. The cash portion was financed using funds available under the Company's revolving credit facility.

The allocation of purchase price reflected in the December 31, 2005 consolidated balance sheet was preliminary. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2005 reflected in the December 31, 2005 consolidated financial statements (in thousands):

Accounts Receivable	$ 2,397
Inventory	2,963
Property and equipment	1,504
Goodwill and intangibles	7,436
Other assets	529
Assets acquired	14,829
Current liabilities assumed	(3,422)
Non-current liabilities assumed	(1,165)
Net assets acquired	$ 10,242

The initial purchase price allocation for the 2005 acquisitions was adjusted in 2006 to allocate $6.5 million of purchase price to intangibles other than goodwill and record an additional note payable of $1.0 million.

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech. DXP acquired these businesses to strengthen DXP's position with upstream oil and gas and pipeline customers. DXP paid approximately $8.1 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities. The purchase price consisted of approximately $4.6 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses. In addition, DXP may pay up to an additional $2.0 million contingent upon earnings over the next five years. The cash portion was funded by utilizing available capacity under DXP's revolving credit facility. The promissory notes, which are subordinated to DXP's revolving credit facility, bear interest at prime minus 2%.

On October 11, 2006, DXP completed the acquisition of the business of Safety International, Inc. DXP acquired this business to strengthen DXP's expertise in safety products. DXP paid $2.2 million in cash for the business of Safety International, Inc. The purchase price was funded by utilizing available capacity under DXP's revolving credit facility.

On October 19, 2006, DXP completed the acquisition of the business of Gulf Coast Torch & Regulator, Inc. DXP acquired this business to strengthen DXP's expertise in the distribution of welding supplies. DXP paid approximately $5.5 million, net of $0.5 million of acquired cash, for the business of Gulf Coast Torch & Regulator, Inc. and assumed approximately $0.2 million worth of debt. Approximately $3.5 million of the purchase price was paid in cash funded by utilizing available capacity under DXP's revolving credit facility. $2.0 million of the purchase price was paid by issuing promissory notes payable to the former owners of Gulf Coast Torch & Regulator. The promissory notes, which are subordinated to DXP's revolving credit facility, bear interest at prime minus 1.75%.

On November 1, 2006, DXP completed the acquisition of the business of Safety Alliance. DXP acquired this business to strengthen DXP's expertise in safety products. DXP paid $2.3 million in cash for the business of Safety Alliance. The purchase price was funded by utilizing available capacity under DXP's revolving credit facility.

The allocation of purchase price for all acquisitions completed in 2006 are preliminary in the December 31, 2006 consolidated balance sheet. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2006 (in thousands):

Cash	$ 1,018
Accounts Receivable	4,169
Inventory	2,847
Property and equipment	1,158
Goodwill and intangibles	13,512
Other assets	348
Assets acquired	23,052
Current liabilities assumed	(3,661)
Non-current liabilities assumed	(788)
Net assets acquired	$18,603

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2006 and 2005, assuming the purchases completed in 2005 and 2006 were consummated as of January 1, 2005, are as follows:

	Years Ended December 31,
	2005	2006
	(Unaudited)
	In Thousands, except for per share data

Net sales	$229,162	$304,835
Net income	$ 6,544	$ 12,970
Per share data
Basic earnings	$ 1.48	$ 2.55
Diluted earnings	$ 1.13	$ 2.26

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2005 and 2004, assuming the purchases actually completed in 2005 were consummated as of January 1, 2004, are as follows:

	Years Ended December 31,
	2004	2005
	(Unaudited)
	In Thousands, except for per share data

Net sales	$184,421	$209,568
Net income	$ 3,190	$ 6,287
Per share data
Basic earnings	$ 0.77	$ 1.39
Diluted earnings	$ 0.57	$ 1.08

4. INVENTORIES:

The Company uses the LIFO method of inventory valuation for approximately 79 percent of its inventories. Remaining inventories are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

	December 31,
	2005	2006
	(in Thousands)
Finished goods	$25,740	$39,204
Work in process	1,237	3,030
Inventories at FIFO	26,977	42,234
Less - LIFO allowance	(4,166)	(4,924)
Inventories	$22,811	$37,310

During 2004 and 2005, the Company experienced LIFO inventory liquidations. The effect of these liquidations was to increase gross profit by approximately $46,000 in 2004 and $16,000 in 2005.

5. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2005	2006
	(in Thousands)
Land	$1,748	$1,809
Buildings and leasehold improvements	6,179	6,808
Furniture, fixtures and equipment	6,605	8,010
	14,532	16,627
Less - Accumulated depreciation and amortization	(5,780)	(6,683)
	$8,752	$9,944

6. LONG-TERM DEBT: Long-term debt consisted of the following:

	December 31,
	2005	2006
	(in Thousands)
Line of credit	$ 18,166	$26,179
Unsecured notes payable to individuals, 3.76% to 4.17% at December 31, 2005, midterm federal rate adjusted annually, payable in monthly or quarterly installments through November 2010	455	347
Unsecured notes payable to individuals, subordinate to credit facility, 6.0%, payable in monthly installments through December 2009	3,650	3,057
Unsecured notes payable to individuals, subordinate to credit facility at variable rates at December 31, 2006 from 6.0% to 6.5% payable in monthly installments through June 2011	-	5,063
Mortgage loans payable to financial institutions, 6.25% collateralized by real estate, payable in monthly installments through January 2013	2,819	2,221
Note payable to a bank, floating rate at ninety day LIBOR plus 2.25%, collateralized by an airplane, payable in monthly installments through August 2009	1,377	-
Other notes	-	1,078
	26,467	37,945
Less: Current portion	(1,358)	(2,771)
	$25,109	$35,174

On August 2, 2005, the Company entered into a credit agreement (the "Facility") with Wells Fargo Bank, National Association. On June 5, 2006, the Facility was amended to increase the maximum amount available to be borrowed to $40 million from $30 million. The Facility consists of a revolving credit facility that provides a $40 million line of credit to the Company and expires on July 31, 2009.

The Company's borrowings and letters of credit outstanding under the Facility at each month-end must be less than a borrowing base measured as of the same month-end. The borrowing base is defined under the Facility as the sum of 85% of the Company's eligible accounts receivable and 55% of the value of eligible inventory, with advances against inventory at no time exceeding more than 50% of the total borrowing base. The Company's borrowing and letter of credit capacity under the Facility at any given time is $40 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The borrowing base for the Facility calculated as of December 31, 2006 exceeded $40 million. At December 31, 2006 $13.6 million was available for borrowing under the Facility.

The Facility provides for interest at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At December 31, 2005, the LIBOR based rate was LIBOR plus 75 basis points. At December 31, 2005, and 2006 the prime based rate was prime minus 175 basis points. At December 31, 2006, $23 million was borrowed at an interest rate of 6.125% under the LIBOR option and $3.2 million was borrowed at an interest rate of 6.5% under the prime option. At December 31, 2005, $15 million was borrowed at an interest rate of 5.125% under the LIBOR option and $3.2 million was borrowed at an interest rate of 5.5% under the prime option. Commitment fees of .125% per annum are payable on the portion of the Facility capacity not in use for borrowings at any given time. Borrowings under the Facility are secured by all of the Company's accounts receivable, inventory and general intangibles.

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

The Facility prohibits the payment of dividends on the Company's common stock.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2007	$ 2,771
2008	3,079
2009	28,542
2010	1,364
2011	439
Thereafter	1,750
$ 37,945

7. INCOME TAXES:

The provision for income taxes consists of the following:

	Years Ended December 31,
	2004	2005	2006
	(in Thousands)
Current -
Federal	$ 1,505	$ 2,749	$ 6,545
State	22	93	1,040
	1,527	2,842	7,585
Deferred	77	306	(103)
	$ 1,604	$ 3,148	$ 7,482

The difference between income taxes computed at the federal statutory income tax rate of 34% and the provision for income taxes is as follows:

	Years Ended December 31,
	2004	2005	2006
	(in Thousands)
Income taxes computed at federal statutory rate	$ 1,491	$ 2,929	$ 6,597
State income taxes, net of federal benefit	15	61	686
Other	98	158	199
	$ 1,604	$ 3,148	$ 7,482

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2005	2006
	(in Thousands)
Net current assets	$ 968	$ 1,087
Net non-current liabilities	(115)	(2,242)
Net assets (liabilities)	$ 853	$ (1,155)

Deferred tax liabilities and assets were comprised of the following:
	December 31,
	2005	2006
	(in Thousands)
Deferred tax assets:
Goodwill	$ 630	$ 561
Allowance for doubtful accounts	624	519
Inventories	-	244
State net operating loss carryforwards	44	41
Accruals	414	247
Other	-	312
Total deferred tax assets	1,712	1,924
Less valuation allowance	(44)	(41)
Total deferred tax assets, net of valuation allowance	1,668	1,883
Deferred tax liabilities
Goodwill	-	(215)
Intangibles	-	(2,262)
Inventory	(20)	-
Property and equipment	(745)	(461)
Other	(50)	(100)
Net deferred tax asset	$ 853	$ (1,155)

The Company has certain state tax net operating loss carryforwards aggregating approximately $0.7 million before tax, which expire in years 2007 through 2020. A valuation allowance has been recorded to offset the deferred tax asset related to these state tax net operating loss carryforwards. The valuation allowance represents a provision for the uncertainty as to the realization of these carryforwards. The valuation allowance decreased by $141,000, $34,000 and $3,000 in the years ended December 31, 2004, 2005 and 2006, respectively.

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

Restricted Stock

Under a restricted stock plan approved by DXP's shareholders in July 2005 (the "Restricted Stock Plan"), directors, consultants and employees may be awarded shares of DXP's common stock. The shares of restricted stock granted to employees as of December 31, 2006 vest 20% each year for five years after the grant date. The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date. Prior to July 24, 2006, the Restricted Stock Plan provided that on each July 1 during the term of the plan each non-employee director of DXP would be granted 3,000 shares of restricted stock which will vest one year after the grant date. On July 24, 2006, the Restricted Stock Plan was amended to grant to each non-employee director of DXP the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The fair value of restricted stock awards is measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at December 31, 2006:

Number of shares authorized for grants	300,000
Number of shares granted	43,698
Number of shares available for future grants	256,302
Weighted-average grant price of granted shares	$ 24.45

Changes in restricted stock for the year ended December 31, 2006 were as follows:

	Number Of Shares	Weighted Average Grant Price
Non-vested at December 31, 2005	-	-
Granted	43,698	$ 24.45
Non-vested at December 31, 2006	43,698	$ 24.45

At December 31, 2006, there were no shares vested under the Restricted Stock Plan. Compensation expense recognized in the year ended December 31, 2006 was $213,000. Unrecognized compensation expense under the Restricted Stock Plan was $864,000 at December 31, 2006. As of December 31, 2006, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 21.1 months.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-Term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorized the grant of options to purchase 900,000, 330,000 and 200,000 shares of the Company's common stock, respectively. In accordance with these stock option plans that were approved by the Company's shareholders, options were granted to key personnel for the purchase of shares of the Company's common stock at prices not less than the fair market value of the shares on the dates of grant. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. No future grants will be made under these stock option plans. Activity during 2004, 2005 and 2006 with respect to the stock options follows:
	Shares	Options Price Per Share	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2003	2,097,317	$ 0.65 - $ 12.00	$1.82
Granted at market price	30,000	$ 4.53 - $ 4.53	$4.53	$3.74
Exercised	(41,000)	$ 1.00 - $ 1.20	$1.03
Cancelled or expired	(362,950)	$ 1.64 - $ 12.00	$1.75
Outstanding at December 31, 2004	1,723,367	$ 0.65 - $ 12.00	$1.90
Granted at market price	30,000	$ 6.72 - $ 6.72	$6.72	$5.43
Exercised	(1,122,175)	$ 0.65 - $ 12.00	$2.19
Cancelled or expired	(9,762)	$ 12.00 - $ 12.00	$12.00
Outstanding at December 31, 2005	621,430	$ 0.92 - $ 12.00	$2.10
Exercised	(305,119)	$ 1.00 - $ 12.00	$l.28
Cancelled or expired	(5,130)	$ 12.00 - $ 12.00	$12.00
Outstanding at December 31, 2006	311,181	$ 0.92 - $ 6.72	$1.41		$10,464,000
Exercisable at December 31, 2006	302,081	$ 0.92 - $ 6.72	$1.42		$10,156,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the year ended December 31, 2006, was approximately $8.6 million. Cash received from stock options exercised during the year ended December 31, 2006 was $584,000.

Stock options outstanding and currently exercisable at December 31, 2006 are as follows:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.92 to $2.50	291,181	4.7	$ 1.12	282,081	$ 1.12
$4.53 to $6.72	10,000	7.5	4.53	10,000	4.53
$6.72 to $12.00	10,000	8.4	6.72	10,000	6.72
	311,181	4.9	1.41	302,081	1.42

The options outstanding at December 31, 2006, expire between January 2009 and May 2015. The weighted average remaining contractual life was 3.1 years, 4.9 years, and 4.9 years at December 31, 2004, 2005 and 2006, respectively.

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

In 2004 and 2005, DXP purchased 588 and 6,500 shares of common stock from James Webster, an employee, for approximately $2,800 and $94,510, respectively. The shares purchased were valued at the closing market price on the date of each purchase in 2004 and at the average closing market price for the twenty days immediately preceding the date of purchase in 2005. The purchase price of each purchase was applied to reduce a note receivable from Mr. Webster. This note receivable was reduced to zero in 2005.

During 2004, 2005 and 2006, employees and directors of DXP exercised non-qualified stock options. DXP received a tax deduction for the amount of the difference between the exercise price and the fair market value of the shares recognized as income by the individuals exercising the options. The after tax benefit of the tax deduction is accounted for as an increase in paid-in capital. DXP issued the shares out of treasury stock for the option exercises until treasury shares were reduced to zero in 2005. During 2005, DXP withheld shares from a cashless option exercise to cover $4.1 million of employee taxes paid by DXP which were related to the cashless option exercise.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2005 and 2006.

	2004	2005	2006
	(in Thousands, except per share amounts)
Basic:
Basic weighted average shares outstanding	4,027	4,349	5,063
Net income	$2,780	$5,467	$11,922
Convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$2,690	$5,377	$11,832
Per share amount	$ 0.67	$ 1.24	$ 2.34

Diluted:
Basic weighted average shares outstanding	4,027	4,349	5,063
Net effect of dilutive stock options and restricted stock - based on the treasury stock method	1,062	1,020	249
Assumed conversion of convertible preferred stock	420	420	420
Total common and common equivalent shares outstanding	5,509	5,789	5,732
Net income attributable to common shareholders	$2,690	$5,377	$11,832
Convertible preferred stock dividend	90	90	90
Net income for diluted earnings per share	$2,780	$5,467	$11,922
Per share amount	$ 0.50	$ 0.94	$ 2.08

9. COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2006, for non-cancelable leases are as follows (in thousands):

2007	$ 2,865
2008	2,678
2009	2,209
2010	1,285
2011	540
Thereafter	159
$ 9,736

Rental expense for operating leases was $1,667,000, $1,905,000 and $2,790,000 for the years ended December 31, 2004, 2005 and 2006 respectively.

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

In 2003, DXP was notified that it had been sued in various state courts in Nueces County, Texas. The suits allege personal injury resulting from products containing asbestos allegedly sold by the Company. The suits do not specify products or the dates the Company allegedly sold the products. The plaintiffs' attorney has agreed to a global settlement of all suits for a nominal amount to be paid by the Company's insurance carriers. Settlement has been consummated as to 116 of the 133 plaintiffs, and the remaining settlements are in process. The cases are all dismissed or dormant pending the remaining settlements.

10. EMPLOYEE BENEFIT PLANS:

The Company offers a 401(k) plan which is eligible to substantially all employees. The Company has elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $298,000, $325,000, and $569,000 to the 401(k) plan in the years ended December 31, 2004, 2005 and 2006, respectively.

11. RELATED-PARTY TRANSACTIONS:

Prior to 2002, the Board of Directors of the Company had approved the Company making advances and loans to the CEO. During 2001, the advances and loans to the CEO were consolidated into three notes receivable, each bearing interest at 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. On March 31, 2004, DXP exchanged two of the notes receivable from the CEO, with a value of $338,591 including accrued interest, for 80,619 shares of DXP's common stock held by three trusts for the benefit of Mr. Little's children. The shares were valued at $4.20 per share, the closing market price of the common stock on March 31, 2004. The balance of the remaining note was $840,000 and $799,000 at December 31, 2005 and 2006, respectively. The note is secured by 677,267 shares of the Company's common stock. The note receivable is reflected as a reduction of shareholders' equity. The note has not been modified or amended since 2001.

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

Financial information relating to the Company's segments is as follows:
		Electrical
	MRO	Contractor	Total
	(in Thousands)
2004
Sales	$ 158,191	$ 2,394	$ 160,585
Operating income	4,941	268	5,209
Income before tax	4,271	113	4,384
Identifiable assets	46,183	2,100	48,283
Capital expenditures	1,859	7	1,866
Depreciation and amortization	961	31	992
Interest expense	774	150	924

2005
Sales	$ 182,979	$ 2,385	$ 185,364
Operating income	9,097	307	9,404
Income before tax	8,452	163	8,615
Identifiable assets	71,321	1,599	72,920
Capital expenditures	572	-	572
Depreciation and amortization	973	17	990
Interest expense	856	144	1,000

2006
Sales	$ 277,031	$ 2,789	$ 279,820
Operating income	20,220	458	20,678
Income before tax	19,102	302	19,404
Identifiable assets	115,570	1,237	116,807
Capital expenditures	2,363	-	2,363
Depreciation and amortization	1,745	9	1,754
Interest expense	1,787	156	1,943

  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2004, 2005 and 2006 is as follows:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share amounts)
2004
Sales	$ 37.9	$ 42.1	$ 42.9	$ 37.7
Gross profit	9.6	10.1	9.9	9.8
Net income	0.7	0.7	0.7	0.6
Earnings per share - diluted	0.12	0.13	0.13	0.12

2005
Sales	$ 41.8	$ 45.5	$ 43.4	$ 54.7
Gross profit	11.0	12.2	11.5	15.0
Net income	0.8	1.5	1.1	2.1
Earnings per share - diluted	0.15	0.26	0.18	0.36

2006
Sales	$ 62.5	$ 69.8	$ 68.2	$ 79.4
Gross profit	17.4	19.1	19.7	22.4
Net income	2.5	2.9	3.0	3.5
Earnings per share - diluted	0.44	0.51	0.52	0.61

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Hein & Associates LLP our independent registered public accounting firm, also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our 2006 Consolidated Financial Statements on pages 19 and 20 under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information in our definitive proxy statement for the 2007 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this report relates (the "Proxy Statement").

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the information in our Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the information in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

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

Exhibit

No. Description

2.1 Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and PMI Operating Company, Ltd., dated August 22, 2005, DXP Enterprises, Inc., (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2005).

2.2 Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 2005).

2.3 Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 2, 2006).

2.4 Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 11, 2006).

2.5 Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Gulf Coast Torch & Regulator, dated October 19, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 19, 2006).

2.6 Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety Alliance, dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2006).

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

+10.14 DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-134606), filed with the Commission on May 31, 2006).

10.15 First Amendment to Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2006).

10.16 First Modification to Promissory Note by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2006).

+10.17 Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 25, 2006).

+10.18 Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 25, 2006).

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S

REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

DXP Enterprises, Inc. and Subsidiaries

Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 16, 2007. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Houston, Texas

March 16, 2007
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2006, 2005 and 2004 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2006 Deducted from assets accounts Allowance for doubtful accounts	$ 1,835	$ 384	$ -	$ 737	$ 1,482
Valuation allowance for deferred tax assets	$ 44	$ -	$ -	$ 3 (2)	$ 41
Year ended December 31, 2005 Deducted from assets accounts Allowance for doubtful accounts	$ 1,776	$ 273	$ 48(3)	$ 262(1)	$ 1,835
Valuation allowance for deferred tax assets	$ 78	$ -	$ -	$ 34 (2)	$ 44
Year ended December 31, 2004 Deducted from assets accounts Allowance for doubtful accounts	$ 1,420	$ 492	$ -	$ 136(1)	$ 1,776
Valuation allowance for deferred tax assets	$ 219	$ -	$ -	$ 141 (2)	$ 78
(1) Uncollectible accounts written off, net of recoveries
(2) Reduction results from expiration or use of state net operating loss carryforwards.
(3) Reserve for receivables of acquired businesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC. (Registrant)

By: /s/ DAVID R. LITTLE

David R. Little

Chairman of the Board,

President and Chief Executive Officer

Dated: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name Title Date

/s/ DAVID R. LITTLE Chairman of the Board, President, March 16, 2007

David R. Little Chief Executive Officer and Director

(Principal Executive Officer)

/s/ MAC McCONNELL Senior Vice-President/Finance March 16, 2007

Mac McConnell and Chief Financial Officer

(Principal Financial and Accounting

Officer)

/s/ CLETUS DAVIS Director March 16, 2007

Cletus Davis

/s/ TIMOTHY P. HALTER Director March 16, 2007

Timothy P. Halter

/s/ KENNETH H. MILLER Director March 16, 2007

Kenneth H. Miller

EXHIBIT INDEX

Exhibit

No. Description

2.1 Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and PMI Operating Company, Ltd., dated August 22, 2005, DXP Enterprises, Inc., (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2005).

2.2 Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 2005).

2.3 Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 2, 2006).

2.4 Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 11, 2006).

2.5 Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Gulf Coast Torch & Regulator, dated October 19, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 19, 2006).

2.6 Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety Alliance, dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2006).

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

+10.14 DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-134606), filed with the Commission on May 31, 2006).

10.15 First Amendment to Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2006).

10.16 First Modification to Promissory Note by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2006).

+10.17 Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 25, 2006).

+10.18 Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 25, 2006).

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

PMI Investment, LLC, a Delaware limited liability corporation

Pump - PMI LLC, a Texas limited liability corporation

R. A. Mueller, Inc. an Ohio corporation

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation of our report dated March 16, 2007 included in this Annual Report on Form 10-K, into the Company's previously filed registration statements on Form S-8 (File Nos. 333-134606, 333-123698, 333-61953, 333-92875 and 333-92877) and Form S-3 (File No. 333-134603).

/s/HEIN & ASSOCIATES LLP

Hein & Associates LLP

Houston, Texas

March 16, 2007

Exhibit 31.1

CERTIFICATIONS

I, David R. Little, certify that:

  I have reviewed this report on Form 10-K of DXP Enterprises, Inc.;
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
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 16, 2007

/s/ David R. Little

David R. Little

President and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATIONS

I, Mac McConnell, certify that:

  I have reviewed this report on Form 10-K of DXP Enterprises, Inc.;
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
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 16, 2007

/s/ Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2007

/s/David R. Little

David R. Little

President and Chief Executive Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 32.2

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2007

/s/Mac McConnell

Mac McConnell

Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.