Form 10-K/A
period 2006-12-31
DXP ENTERPRISES INC
filed 2007-04-30
CIK 1020710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
 (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2006
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the transition period from  to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)
Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).    Large accelerated filer [ ] Accelerated Filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2006: 87,186,630 based upon the closing price of the registrant’s common stock on the Nasdaq Small Cap Market on that date.

Number of shares of registrant's Common Stock outstanding as of April 26, 2007: 5,313,889.

This Amendment is filed pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K for the Company’s fiscal year ended December 31, 2006.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following section sets forth the names, age and background of each director and executive officers as of the date of this report.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	55
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	53
J. Michael Wappler	Senior Vice President/Business to Business	54
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	56
John J. Jeffery	Senior Vice President/Sales and Marketing	39
Gregory Oliver	Senior Vice President/Service Centers	47
Cletus Davis	Director	77
Kenneth H. Miller	Director	68
Timothy P. Halter	Director	41

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

J. Michael Wappler. Mr. Wappler was elected Senior Vice President/Business to Business in January, 2006. Mr. Wappler has served in various capacities with DXP since his employment in 1986, including Senior Vice President of Sales and Marketing, Senior Vice President/Operations and Vice President/Corporate Development.

David C. Vinson. Mr. Vinson was elected Senior Vice President/Innovative Pumping solutions in January, 2006. He served as Senior Vice President/Operations from October 2000 to December 2005. From 1996 until October 2000, Mr. Vinson served as Vice President/Traffic, Logistics and Inventory. Mr. Vinson has served in various capacities with DXP since his employment in 1981.

John J. Jeffery. Mr. Jeffery was elected Senior Vice President of Sales and Marketing in January, 2006. Mr. Jeffery joined the Company 1991 when DXP acquired T. L. Walker. He has served in various capacities with DXP since his employment, including sales representative, branch and area management, Vice President of Marketing, Sales Vice President for the Gulf Coast Region and Senior Vice President of Marketing.

Gregory Oliver. Mr. Oliver joined the DXP team in 2006 as the Senior Vice President of Service Centers. Prior to joining DXP, Mr. Oliver worked as Vice President of Operations for Your Other Warehouse and he also held various positions with Monarch Tile including Executive Vice President of Global Business Development.

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

Timothy P. Halter.  Mr. Halter has served as a Director of DXP since July 2001.  Mr. Halter has been the Chairman, Chief Executive Officer and President of Halter Financial Group, Inc., a financial consulting firm, since 1995.  During October 2005 and March 2007, respectively, Mr. Halter became the sole officer and director of Nevstar Corporation and Marketing Acquisition Corporation. Each of these two companies is public, listed on the over the counter bulletin board and is not currently conducting business operations. Mr. Halter currently serves on the board of directors of the National Investment Banking Association, a position he has held since 2005.

The Board has determined that Cletus Davis, Timothy Halter and Kenneth Miller are each “independent” within the requirements of the NASDAQ listing standards.

All officers of DXP hold office until the regular meeting of the board of directors following the annual meeting of shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Board Structure and Committee Composition

The Board has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. During the fiscal year ended December 31, 2006, the Board of Directors met four times, the Compensation Committee met four times, the Nominating and Governance Committee met three times, and the Audit Committee met five times. Each director attended all of the meetings of the Board of Directors and committees of which he is a member. DXP does not have a policy regarding director attendance at annual meetings of DXP shareholders. One director attended the last meeting of shareholders.

Messrs. Davis, Miller and Halter are the members of the Audit Committee, Compensation Committee and Nominating and Governance Committee.

Compensation Committee

The Compensation Committee discharges the Board’s responsibilities relating to compensation of DXP’s executive officers and directors; produces an annual report on executive compensation for inclusion in DXP’s proxy statement; provides general oversight of equity compensation plans; and retains and approves the terms of the retention of any compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include: reviewing and approving objectives relevant to executive officer compensation, evaluating performance and determining the compensation of executive officers in accordance with those objectives; approving employment agreements for executive officers; approving and amending DXP’s incentive compensation for executive officers and stock compensation programs (subject to shareholder approval if required); recommending to the Board director compensation; monitoring director and executive stock ownership; and annually evaluating its charter.

The charter for the Compensation Committee is available on DXP’s website at http://www.DXPE.com.

Nominating and Governance Committee

The Nominating and Governance Committee identifies individuals qualified to become Board members, consistent with criteria approved by the Board; oversees the organization of the Board to discharge the Board’s duties and responsibilities properly and efficiently; and identifies best practices and recommends corporate governance principles, including giving proper attention and making effective responses to shareholder concerns regarding corporate governance. Other specific duties and responsibilities of the Nominating and Governance Committee include: annually assessing the size and composition of the Board; developing membership qualifications for Board committees; defining specific criteria for director independence; monitoring compliance with Board and Board committee membership criteria; coordinating and assisting management and the Board in recruiting new members to the Board; annually, and together with the Chairman of the Compensation Committee, evaluating the performance of the Chairman of the Board and Chief Executive Officer and presenting the results of the review to the Board and to the Chairman and Chief Executive Officer; reviewing and recommending proposed changes to DXP’s charter or bylaws and Board committee charters; recommending Board committee assignments; reviewing governance-related shareholder proposals and recommending Board responses; and conducting a preliminary review of director independence and the financial literacy and expertise of Audit Committee members.

The charter for the Nominating and Governance Committee is available on DXP’s website at http://www.DXPE.com.

Consideration of Shareholder Nominations

The policy of the Nominating and Governance Committee is to consider properly submitted shareholder nominations for candidates for membership on the Board as described below under “Identifying and Evaluating Nominees for Directors.” In evaluating such nominations, the Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and to address the membership criteria set forth under “Director Qualifications.” Any shareholder nominations proposed for consideration by the Nominating Committee in accordance with DXP’s Bylaws and the Nominating and Governance Committee Charter should include the nominee’s name and qualifications for board membership and should be addressed to:

Corporate Secretary
DXP Enterprises, Inc.
7272 Pinemont
Houston, TX 77040

Director Qualifications

Members of the Board should have the highest professional and personal ethics and values, consistent with longstanding DXP values and standards. They should have broad experience at the policy-making level in business, government, education or public interest. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties.

Identifying and Evaluating Nominees for Directors

The Nominating and Governance Committee uses a variety of methods for identifying and evaluating nominees for director. The Nominating and Governance Committee regularly assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Governance Committee will consider various potential candidates for director. Candidates may come to the attention of the Nominating and Governance Committee through current board members, professional search firms, shareholders, or other persons. These candidates will be evaluated at regular or special meetings of the Nominating and Governance Committee, and may be considered at any point during the year. The Nominating and Governance Committee will consider properly submitted shareholder nominations for candidates for the Board. Following verification of the shareholder status of persons proposing candidates, recommendations will be aggregated and considered by the Nominating and Governance Committee at a regularly scheduled meeting prior to the issuance of the proxy statement for DXP’s annual meeting. If any materials are provided by a shareholder in connection with the nomination of a director candidate, such materials will be forwarded to the Nominating and Governance Committee. The Nominating and Governance Committee will review materials provided in connection with a nominee who is not proposed by a shareholder. In evaluating such nominations, the Nominating and Governance Committee will seek to achieve a balance of knowledge, experience and capability on the Board.

Executive Sessions

Executive sessions of non-management directors are held at least two times a year. The sessions are scheduled and chaired by the Chair of the Audit Committee. Any non-management director can request that an additional executive session be scheduled.

Communications with the Board

Securityholders may communicate with the Board by submitting an e-mail to the attention of the Board of Directors at hr@dxpe.com or by mailing correspondence to the Board of Directors c/o Human Resources, 7272 Pinemont, Houston, Texas 77040. All such correspondence will be forwarded to the Board. Communications that are intended specifically for non-management directors should be sent to the attention of the Audit Committee. All such correspondence will be forwarded to the Chairman of the Audit Committee.

Audit Committee

DXP has a separately-designated standing Audit Committee, which assists the Board in fulfilling its responsibilities for general oversight of the integrity of DXP’s financial statements, DXP’s compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, and the performance of DXP’s independent auditors. Messrs. Davis, Miller and Halter are members of the Audit Committee. Among other things, the Audit Committee prepares the Audit Committee report for inclusion in the annual proxy statement; annually reviews the Audit Committee charter; appoints, evaluates and determines the compensation of DXP’s independent auditors; reviews and approves the scope of the annual audit, the audit fee and the financial statements; reviews DXP’s disclosure controls and procedures, internal controls, internal audit function, and corporate policies with respect to financial information; oversees investigations into complaints concerning financial matters; and reviews other risks that may have a significant impact on DXP’s financial statements. The Audit Committee works closely with management as well as DXP’s independent auditors. The Audit Committee has reviewed and discussed our audited financial statements for the year ended December 31, 2006 with management and has recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K. The audit Committee also has discussed with the Company’s independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight board in Rule 3200T. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant’s independence. The Audit Committee has the further responsibility of overseeing DXP’s Business Ethics Policy. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from DXP for outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Members of the Audit Committee
Cletus Davis
Kenneth M. Miller
Timothy P. Halter

The Board has determined that Audit Committee member Kenneth H. Miller is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended and is independent within the meaning of the NASDAQ listing standards. The charter of the Audit Committee is available on DXP’s website at http://www.DXPE.com.

Code of Ethics

DXP has adopted a code of business conduct and ethics for directors, officers (including DXP’s principal executive officer, principal financial officer and controller) and employees, known as the Business Ethics Policy. The Business Ethics Policy is available on DXP’s website at http://www.DXPE.com. DXP intends to post amendments to or waivers, if any, from its Business Ethics Policy (to the extent applicable to DXP’s principal executive officer, principal financial officer or controller, or persons performing similar functions) at the same location on the DXP website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires DXP's officers, directors and persons who own more than 10% of a registered class of DXP equity securities to file statements on Form 3, Form 4, and Form 5 with the Securities and Exchange Commission regarding ownership. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports which they file. Based solely on a review of copies of such reports furnished to us we believe that all filing requirements were met during the fiscal year ended December 31, 2006 with the exception of the directors annual stock award of 3,000 shares which occurred on July 1, 2006 but was not reported on Form 4’s until October 26, 2006.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

We have adopted a basic philosophy and practice of offering market competitive compensation that is designed to attract, retain and motivate a highly qualified executive management team. With respect to our chief executive officer, chief financial officer, and the other three most highly-compensated executive officers (collectively referred to as the “Named Executives”), this Compensation Analysis and Discussion describes our compensation philosophy and objectives, the methodologies used for establishing the compensation programs for the Named Executives, and the policies and practices to administer such programs.

Compensation Philosophy and Objectives

The compensation committee is comprised entirely of non-employee directors. In addition to offering market competitive compensation programs, we place significant emphasis on pay for results where the primary aim is to motivate executive management to achieve the business and strategic objectives that drive shareholder value. Our executive compensation programs have been designed, and are maintained by the compensation committee, to achieve the following objectives:

•	To attract and retain talented and experienced executives by offering market competitive compensation programs;
•	To encourage teamwork and support a pay-for-results policy; and
•	To motivate key executives to achieve strategic business initiatives and to reward them for their achievements.

   In pursuit of these objectives, the compensation committee believes that the compensation packages provided to the Named Executives should include both base salary and incentive compensation, with an emphasis on pay based on DXP performance.

Methodologies for Establishing Compensation

In determining the appropriate compensation levels for our chief executive officer, the compensation committee meets outside the presence of all our executive officers. With respect to the compensation levels of all other Named Executives, the compensation committee meets with our chief executive officer who makes recommendations to the committee regarding the compensation of the other Named Executives.

The compensation committee carefully considers the recommendations of the chief executive officer when making decisions on setting base salary and granting awards under the incentive bonus plans to other Named Executives. The compensation committee similarly determines equity incentive awards for each Named Executive on a case by case basis. In making compensation determinations, the compensation committee acts on the recommendations of the chief executive officer with modifications as deemed appropriate by the compensation committee for Named Executives other than the chief executive officer. The compensation committee determines each element of compensation for the chief executive officer.

The allocation between cash and non-cash compensation for Named Executives is based on the compensation committee’s determination of the appropriate mix among base pay, annual cash incentives and long-term equity incentives to encourage retention and performance. For the fiscal year ended December 31, 2006, the elements of the compensation mix include:
•	Base salary;
•	Incentive cash bonuses;
•	Equity based compensation; and
•	Broad-based benefits programs

Base Salary

We establish the base salary of each Named Executive based on consideration of the individual’s performance and experience, company performance and internal equitable considerations to support teamwork. The compensation committee considers the recommendations of our chief executive officer in determining the appropriate base salary levels for the Named Executives. Although the compensation committee believes that competitive base salaries are necessary to attract and retain a highly qualified executive team, it believes that a significant portion of executive compensation should be based on pay for results.

Incentive Cash Bonuses

For our Named Executives, cash incentive payments are calculated as a percentage of pre-tax income and paid monthly. The compensation committee determines the percentage of pre-tax income to be paid to each Named Executive based on its assessment of the participant’s contribution to the organization. The compensation committee considers the recommendations of our chief executive officer in determining the appropriate formula for the incentive bonus plan.

In addition to the cash bonuses payable under the incentive bonus plan, to reward extraordinary performance and achievements, special bonuses may be awarded to the Named Executives from time to time. These special bonus payments are made at the discretion of the compensation committee. With respect to the Named Executives, a special bonus was awarded to the chief executive officer in fiscal year 2006.

Equity-Based Compensation

In 2006, restricted stock awards were granted to two Named Executives to aid in their long-term retention and to align their interests with those of our stockholders. Historically, the compensation committee has emphasized equity-based compensation in the form of stock option grants. However, as a result of Financial Accounting Standard No. 123R (“FAS 123(R)”), the compensation committee decided to alter its equity-compensation practices by awarding restricted stock instead of stock options.

The equity-based compensation awarded to the Named Executives is determined by the compensation committee on a case by case basis.

The restricted stock granted in 2006 vests over a five-year period after the grant date subject to the Named Executive’s continued employment with the Company.

Executive Employment Agreements

Our chief executive officer and our chief financial officer have entered into employment agreements with DXP. Neither agreement contains change in control provisions. The employment agreement for the chief financial officer provides for cash severance in the amount of twelve months of base salary plus the amount of the most recent twelve months of incentive bonuses, if he terminates his employment for “good reason” or is terminated by DXP for other than “cause”. The employment agreement for the chief executive officer provides for cash severance in the amount of the sum of (a) base salary for the remainder of the term of the employment agreement, (b) an amount equal to the most recent twelve months of incentive bonuses and (c) the product of two times the sum of the base salary plus the recent twelve months of incentive bonuses, if he terminates his employment for “good reason” or is terminated by DXP for other than “good cause”. The employment agreement for the chief executive officer provides for the continuation of all employee benefits after termination for the remaining term for the agreement and for an additional tax “gross-up” payment if the payment of severance results in excise tax under Code Section 4999 of the Internal Revenue Code of 1986, as amended. The terms “good cause”, “cause” and “good reason” are defined in the executive employment agreements.

Broad-Based Benefits Programs

These benefits include health, dental, disability and life insurance, paid vacation time and company contributions to a 401(k) profit sharing retirement plan. Benefits are provided to all employees in accordance with practices within the marketplace and are a necessary element of compensation in attracting and retaining employees.

Administrative Policies and Practices

In administering the compensation programs of the Named Executives, the compensation committee meets at least four times a year in conjunction with regularly scheduled Board of Director meetings. The compensation committee also meets telephonically to discuss special items (such as, the payment of special bonuses). The compensation committee members regularly confer with our chief executive officer on matters regarding the compensation of the Named Executives and other executive officers.

COMPENSATION COMMITTEE REPORT

The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Members of the Compensation Committee
Kenneth H. Miller (Chair)
Cletus Davis
Timothy P. Halter

SUMMARY COMPENSATION TABLE
The following table shows the compensation paid by the Company and its subsidiaries for the fiscal year ended December 31, 2006 to the Chief Executive Officer, the Chief Financial Officer, the next three most highly compensated executive officers as of December 31, 2006, (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Nonqualified Deferred Conpensation Earnings ($) (h)	All Other Compensation ($)(3) (i)	Total ($) (j)
David R. Little President and CEO	2006	320,308	100,000	—	—	644,308	—	92,204	1,156,820
Mac McConnell Senior V.P. & CFO	2006	170,000	—	—	—	145,520	—	5,293	320,813
Gregory Oliver Senior V.P., Service Centers	2006	117,404	—	31,417	—	153,036	—	69,829	371,686
David C. Vinson Senior V.P., Innovative Pumping Solutions	2006	140,000	—	2,881	—	194,026	—	19,292	359,199
J. Michael Wappler Senior V.P., B2B	2006	140,000	—	—	—	291,039	—	9,572	440,611

(1)
Amounts disclosed under “Stock Awards” represent the dollar amount recognized for financial statement reporting purposes. Restricted stock was granted to Mr. Oliver on February 28, 2006 and on such date the closing price per share was $18.85. Mr. Vinson was granted restricted stock on October 25, 2006 and on such date the closing price per share was $28.81. All such shares of restricted stock vest in equal annual installments over five years beginning on the first anniversary of the grant date.

(2)	Amounts disclosed under “Non-Equity Incentive Plan Compensation” represent bonuses paid based upon pre-tax income pursuant to the Company’s Executive Plan for services rendered in 2006.
(3)	Amounts disclosed under “All Other Compensation” consist of the following:

ALL OTHER COMPENSATION
	David R. Little		Mac McConnell	Gregory Oliver	David Vinson	J. Michael Wappler
Other compensation
401(K) match	$ 4,400		$ 4,400	$ 4,400	$ 4,400	$ 4,400

Perquisites
Personal use of company plane	32,668)	(4)
Personal use of company-owned auto			893	1,563		1,572
Car allowance	34,104			2,100	9,000
Personal use of company assets	5,000
Country club dues	16,032		-	2,503	5,892	3,600
Relocation expenses: Closing costs on sale of home Other expenses (moving and other related costs)				30,750 28,513
	$92,204		$5,293	$69,829	$19,292	$9,572

(4)
Represents an estimate of the incremental cost of personal use of DXP aircraft. DXP used a methodology that includes incremental cost such as aircraft fuel, landing and parking services, crew travel expenses, in-flight food and beverages and other expenses.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2006 to the Named Executives.

GRANTS OF PLAN-BASED AWARDS
Name (a)	Grant Date (b)	Estimated Possible PayoutsUnder Non-Equity IncentivePlan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Numbers of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (2) (l)
		Threshold($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target ($) (g)	Maximum ($) (h)
David Little	—	—	—	—	—	—	—	—	—	—	—
Mac McConnell	—	—	—	—	—	—	—	—	—	—	—
Greg Oliver	02/28/06	—	—	—	—	—	—	10,000	—	—	$288,000
David Vinson	10/25/06	—	—	—	—	—	—	3,000	—	—	$86,430
Mike Wappler	—	—	—	—	—	—	—	—	—	—	—

(1)
We award cash bonuses pursuant to our Executive Plan. The Executive Plan provides for the payment of monthly cash bonuses based upon pre-tax income. The actual amount paid to each of the Named Executives for fiscal year ended December 31, 2006 is set forth in the Summary Compensation Table under the column Non-Equity Incentive Plan Compensation.

(2)	Represents the full grant date fair value of each award as determined pursuant to FAS 123(R)

DISCUSSION OF SUMMARY COMPENSATION AND PLAN-BASED AWARDS TABLES

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Employment Agreements with Named Executives

Employment Agreements.

DXP has entered into an employment agreement effective January 1, 2004, as amended, with Mr. Little. The agreement is for a term of three years, renewable annually for a term to extend three years from such renewal date. The agreement provides for compensation in a minimum amount of $348,000 per annum, to be reviewed at least annually for possible increases, monthly bonuses equal to 5% of the profit before tax of DXP as shown on the books and records of DXP at the end of each month and other perquisites in accordance with DXP policy. The aggregate of the monthly bonuses in any calendar year must not exceed twice the annual base salary. In the event Mr. Little terminates his employment for “Good Reason” (as defined therein), or is terminated by the Company for other than “Good Cause” (as defined therein), Mr. Little would receive a cash lump sum payment equal to the sum of (i) the base salary for the remainder of the employment period under the agreement, (ii) an amount equal to the sum of the most recent 12 months of bonus paid to him, (iii) two times the sum of his current annual base salary plus the total of the most recent 12 months of bonuses, (iv) all compensation previously deferred and any accrued interest thereon, and any accrued vacation pay not yet paid by the Company, and (v) continuation of benefits under the Company’s benefit plans for the current employment period. Mr. Little is also entitled under the agreement to certain gross-up payments if an excise tax is imposed pursuant to Section 4999 of the Code, which imposes an excise tax on certain severance payments in excess of three times an annualized compensation amount following certain changes in control or any payment of distribution made to him. In the event of Mr. Little’s death, his estate will receive Mr. Little’s base salary in equal bi-weekly installments for a period of twenty-four months after the month of his death.

DXP has entered into an employment agreement effective as of October 1, 2000, with Mr. McConnell. The agreement is for a term of one year, renewable automatically for a one-year term. The agreement provides for (i) base salary in the minimum amount of $150,000 per annum, and (ii) other perquisites in accordance with DXP policy. The agreement provides for a bonus: Mr. McConnell is entitled to a quarterly bonus of three quarters of one percent of the profit before tax of DXP, excluding sales of fixed assets and extraordinary items. The aggregate of the bonuses in any one year may not exceed twice the annual base salary. In the event Mr. McConnell terminates his employment for "Good Reason" (as defined therein), or is terminated by DXP for other than "Cause" (as defined therein), he would receive (i) 12 monthly payments each equal to one month of the current Salary, (ii) a termination bonus equal to the previous four quarterly bonuses and (iii) any other payments due through the date of termination. In the event Mr. McConnell dies, becomes disabled, or terminates the agreement with notice or the agreement is terminated by DXP for Cause, Mr. McConnell or Mr. McConnell's estate, as applicable, would receive all payments then due him under the agreement through the date of termination.

Benefit Plans

Restricted Stock Plan

The DXP Enterprises, Inc., Restricted Stock Plan (“Restricted Stock Plan”) was approved by shareholders on July 15, 2005. The Restricted Stock Plan authorizes the grant of up to an aggregate of 300,000 shares of common stock in the form of restricted stock awards as well as other awards. Employees, directors and consultants of DXP are eligible to participate in the Restricted Stock Plan. The Restricted Stock Plan provides that on each July 1, during the term of the plan, each non-employee director of DXP will be granted the number of whole shares of restricted stock determined by dividing $75,000 by the fair market value on such July 1. If there is a change of control of DXP (as defined by the Restricted Stock Plan) all equity awards fully vest. The Restricted Stock Plan is administered by the Compensation Committee.

Long-Term Incentive Plan

In August 1996, DXP established the Long-Term Incentive Plan (the "LTIP"). The LTIP provides for the grant of stock options (which may be non-qualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options, restricted stock awards and performance awards to certain key employees. The LTIP is administered by the Compensation Committee. No grants were awarded in 2004, 2005 or 2006 under the LTIP. No future grants of awards will be made under the LTIP.

Employee Stock Option Plan

The Board of Directors and shareholders approved the Employee Stock Option Plan in 1999. The purpose of the Employee Stock Option Plan is to provide those persons who have substantial responsibility for the management and growth of DXP with additional incentives by increasing their ownership interests in DXP. Individual awards under the Employee Stock Option Plan may take the form of either incentive stock options or non-qualified stock options, the value for which is based in whole or in part upon the value of the Common Stock. No grants were awarded in 2004, 2005 or 2006. No future grants of awards will be made under the Employee Stock Option Plan.

Non-Employee Director Stock Option Plan

The Board adopted the Non-Employee Director Stock Option Plan on April 19, 1999, which was approved by the shareholders on June 8, 1999. The Non-Employee Director Stock Option Plan, as amended, provided for (i) the grant of options to purchase 5,000 shares of Common Stock to any new non-employee director on the date of his or her election and (ii) the automatic annual grant on May 15 of options to purchase 10,000 shares of Common Stock to non-employee directors. Under the terms of the Non-Employee Director Stock Option Plan, the exercise price of each option was the closing sale price of the Common Stock on the date of the grant. No grants were awarded in 2006. No future grants of awards will be made under the Non-Employee Director Stock Option Plan.

OUTSTANDING EQUITY AWARDS

During 2006, two of the Named Executives received restricted stock grants, which vest over a five-year period after the grant date subject to the Named Executive’s continued employment with the Company.

Market value of shares of restricted stock that have not vested is calculated by multiplying the number of shares of stock that have not vested by the closing market price of our common stock at December 29, 2006, which was $35.04.

The following table sets forth certain information with respect to outstanding equity awards for the fiscal year ended December 31, 2006 to the Named Executives.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercsble (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Stock That Have Not Vested (#) (g)		Market Value of Shares of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
David Little	175,000	-	-	$0.92	9/4/12	-		-	-	-
Mac McConnell	49,726	-	-	$1.37	9/27/10	-		-	-	-
Greg Oliver	-	-	-	-	-	10,000	(1)	$350,400	-	-
David Vinson	-	-	-	-	-	3,000	(2)	$105,120	-	-
Mike Wappler	3,755 8,000	-	-	$1.00 $2.50	1/17/11 4/25/10	-		-	-	-

(1)	These shares vest in five equal annual installments commencing on February 28, 2007 and ending on February 28, 2011.
(2)	These shares vest in five equal annual installments commencing on October 25, 2007 and ending on October 25, 2011.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information with respect to option exercises and stock awards acquired on vesting during the fiscal year ended December 31, 2006 to the Named Executives.
OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise (1) ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
David Little	100,000	$1,711,000	—	—
Mac McConnell	150,274	$4,959,287	—	—
Greg Oliver	—	—	—	—
David Vinson	14,000	$653,650	—	—
Mike Wappler	16,245	$573,669	—	—

(1)	Calculated based upon the actual selling price, if sold on the date of exercise, or the closing price of our common stock on the date of exercise less the exercise price of such shares.

POTENTIAL PAYMENTS UPON TERMINATION

None of our Named Executives, other than Mr. Little and Mr. McConnell, is entitled to any payments from the Company in the event his or her employment by the Company terminates as a result of death or disability, or as the result of the voluntary or involuntary termination of his or her employment.

Mr. Little is not entitled to any payments from the Company in the event his employment by the Company terminates as a result of his death or disability or as the result of his voluntary termination other than for “good reason” or his involuntary termination by the Company for “good cause.” In the event that the Company had terminated Mr. Little’s employment without “good cause” or he had voluntarily terminated with “good reason” on December 31, 2006, Mr. Little would have been entitled to a lump sum severance payment of $4,019,868, and healthcare benefit continuation having a value of $30,181, for a total value of $4,050,049. In the event of Mr. Little’s death, his estate will receive Mr. Little’s base salary in equal bi-weekly installments for a period of twenty-four months after the month of his death. In the event Mr. Little had died on December 31, 2006, his family would have been entitled to payments totaling $696,000.

Mr. McConnell is not entitled to any payments from the Company in the event his employment by the Company terminates as a result of his death or disability or as the result of his voluntary termination other than for “good reason” or his involuntary termination by the Company for “good cause.” In the event that the Company had terminated Mr. McConnell’s employment without “good cause” or he had voluntarily terminated with “good reason” on December 31, 2006, Mr. McConnell would have been entitled to a lump sum severance payment of $140,376 and twenty-six bi-weekly payments totaling $170,000.

DIRECTOR COMPENSATION

Base Compensation. Each of our independent directors receives a fee of $2,000 for each quarterly board meeting. Our directors who are our employees or otherwise are not independent do not receive any compensation for attending board or committee meetings.

Restricted Stock. In addition to the compensation set forth above, each non-employee director receives restricted stock granted under our 2005 Restricted Stock Plan. On July 1, 2006, each non-employee director received an automatic grant of 3,000 shares of restricted stock. The shares of restricted stock vest on the anniversary of the date of grant.

On July 24, 2006, the Restricted Stock Plan was amended to grant to each non-employee director of DXP the number of whole shares calculated by dividing $75,000 by closing price of the common stock on such July 1. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The table below summarizes the compensation paid by the Company to our Directors, other than Mr. Little, for the fiscal year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Cletus Davis	$ 8,000	$ 46,605	—	—	—	—	$ 54,605
Timothy P. Halter	$ 8,000	$ 46,605	—	—	—	—	$ 54,605
Kenneth H. Miller	$ 8,000	$ 46,605	—	—	—	—	$ 54,605

Amounts disclosed under “Stock Awards” is computed in accordance with FAS 123(R).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 25, 2007, with respect to (i) persons known to DXP to be beneficial holders of five percent or more of either the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) named executive officers and directors of DXP and (iii) all executive officers and directors of DXP as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock listed below.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2)
NAME OF BENEFICIAL OWNER (1)	COMMON STOCK	%	SERIES A PREFERRED STOCK	%	SERIES B PREFERRED STOCK	%
David C. Vinson (3)	1,665,296	29.0%			15,000	100.0%
David R. Little	872,649	16.4%
Mac McConnell (4)	88,561	1.7%
Cletus Davis, Director (5)	33,100	*
John Jeffery (6)	30,702	*
Timothy P. Halter, Director (7)	27,811	*
Greg Oliver (8)	10,000	*
Kenneth H. Miller, Director (5)	3,000	*
J. Michael Wappler	0	*
All executive officers, directors and nominees as a group (9 persons) (9)	2,731,119	46.8%			15,000	100.0%
Donald E. Tefertiller (10)			374	33.3%
Norman O. Schenk (10)			374	33.3%
Charles E. Jacob (10)			187	16.7%
Ernest E. Herbert (10)			187	16.7%
* Less than 1%

(1)
Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 25, 2007, have been exercised or converted. The business address for all listed beneficial owners is 7272 Pinemont, Houston, Texas, 77040, unless otherwise noted.

(2)
Unless otherwise noted, DXP believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock beneficially owned by them.

(3)
Includes 1,242,180 shares of Common Stock and 15,000 shares of Series B Preferred Stock owned by the Kacey Joyce, Andrea Rae and Nicholas David Little 1988 Trusts (the "Trusts") for which Mr. Vinson serves as trustee. Because of this relationship, Mr. Vinson may be deemed to be the beneficial owner of such shares and the 420,000 shares of Common Stock issuable upon conversion of the 15,000 shares of Series B Preferred Stock held by the Trusts. Also includes 3,000 shares that are restricted and subject to possible forfeiture.

(4)	Includes 49,726 shares of Common Stock issuable to Mr. McConnell upon exercise of options.

(5)	Includes 3,000 shares of Restricted Stock that vest July 1, 2007.

(6)	Includes 29,500 shares of Common Stock issuable to Mr. Jeffery upon exercise of options.

(7)	Includes 20,000 shares of Common Stock issuable to Mr. Halter upon exercise of options. Also includes 3,000 shares of Restricted Stock that vest July 1, 2007.

(8)	Includes 8,000 shares that are restricted and subject to possible forfeiture.

(9)	See notes (1) through (8).

(10)	The addresses for Donald Tefertilla, Norman O. Schenk and Charles Jacob are 4425 Congressional Drive, Corpus Christi

Texas 78413, 4415 Waynesboro, Houston, Texas 787035, and P.O. Box 57, Kenner, Louisiana, respectively.

The following table provides information regarding shares covered by the Company’s equity compensation plans as of April 25, 2007:

Plan category	Number of Shares to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Non-vested Restricted Shares Outstanding	Weighted Average Grant Price	Number of SharesRemain Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	124,426	$ 2.05	40,698	$24.87	256,302(1)
Equity compensation plans not approved by shareholders	-	N/A	-	-	-
Total	124,426	$ 2.05	40,698	$24.87	256,302

(1) Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan.

ITEM 13. Certain Relationships and Related Transactions

Mr. Wappler is reimbursed by DXP for Mr. Wappler’s and other DXP employees’ expenses for business use of a plane owned by Mr. Wappler. During 2006, DXP reimbursed him for an aggregate of $20,775 for business use of the plane.

Mr. Vinson is the trustee of three trusts for the benefit of Mr. Little's children, each of which holds 414,060 shares of Common Stock and 5,000 shares of Series B Preferred Stock. Mr. Vinson exercises sole voting and investment power over the shares held by such trusts.

Prior to 2002, the Board had approved DXP making advances and loans to Mr. Little. During 2001 the advances and loans to Mr. Little were consolidated into three notes receivable, each bearing a fixed rate of interest of 3.97 percent per annum and due December 30, 2010. Accrued interest is due annually. On March 31, 2004, as approved by the Board, DXP exchanged two of the notes receivable from Mr. Little with a face value of $338,591, including accrued interest, for 80,619 shares of Common Stock held by three trusts for the benefit of Mr. Little’s children. The shares were valued at the $4.20 per share closing market price on March 31, 2004. The balance of the remaining notes was $799,000 and $840,000 at December 31, 2006 and 2005, respectively. During 2006, Mr. Little paid $33,348 of accrued interest and $41,000 of principal to DXP. The largest balance of the note during 2006 was $840,000. The balance of the note outstanding at April 25, 2007 was $799,000. The note is secured by 677,267 shares of DXP common stock.

ITEM 14. Principal Accounting Fees and Services.

Fees Incurred by DXP for Hein & Associates LLP

The following table shows the fees incurred by DXP for the audit and other services provided by Hein & Associates LLP for fiscal 2006 and 2005.

	2006	2005
Audit Fees (1)	$379,100	$124,500
Audit-Related Fees	--	--
Tax Fees (2)	300	42,826
All Other Fees	--	--
Total	$379,400	$167,326

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) Tax fees represent fees for professional services provided in connection with federal and state tax compliance.

The Audit Committee considers the provision of services by Hein not related to the audit of DXP’s financial statements and the review of DXP’s interim financial statements when evaluating Hein’s independence.

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by DXP’s independent auditors and associated fees up to a maximum for any one non-audit service of $10,000, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. During 2006 all audit-related and non-audit services were pre-approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit
No. Description

2.1
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and PMI Operating Company, Ltd., dated August 22, 2005, DXP Enterprises, Inc., (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 22, 2005).

2.2
Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2005).

2.3
Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

2.4
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006).

2.5
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Gulf Coast Torch & Regulator, dated October 19, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

2.6
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety Alliance, dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2006).

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

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

+10.5
Promissory Note dated December 31, 2001 in the aggregate principal amount of $915,974.00, made by David R. Little payable to DXP Enterprises, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.6
Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7
Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2005).

+10.8
Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.9
Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.).

+10.10
Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.11	Summary Description of Director Compensation (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.12	Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.13
Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.14
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-134606), filed with the Commission on May 31, 2006).

10.15
First Amendment to Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006).

10.16
First Modification to Promissory Note by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006).

+10.17
Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

+10.18
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

23.1
Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

DXP ENTERPRISES, INC.
(Registrant)

/s/ DAVID R. LITTLE
David R. Little
Chairman of the Board, President,
Chief Executive Officer and Director

Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities indicated as of April 30, 2007.

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