Form 10-Q
period 2007-03-31
DXP ENTERPRISES INC
filed 2007-05-10
CIK 1020710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
_______________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2007: Common Stock: 5,313,889

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$ 3,222	$ 2,544
Trade accounts receivable, net of allowances for doubtful accounts
of $1,563 in 2007 and $1,482 in 2006	43,182	40,495
Inventories, net	35,923	37,310
Prepaid expenses and other current assets	920	652
Federal income taxes recoverable	1,415	1,042
Deferred income taxes	1,190	1,087
Total current assets	85,852	83,130
Property and equipment, net	10,200	9,944
Goodwill and other intangibles net of amortization of $662 in 2007 and $538 in 2006	23,329	23,428
Other assets	255	305
Total assets	$ 119,636	$ 116,807
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,710	$ 2,771
Trade accounts payable	22,953	25,706
Accrued wages and benefits	7,788	6,490
Customer advances	981	3,924
Other accrued liabilities	4,919	4,770
Total current liabilities	39,351	43,661
Long-term debt, less current portion	35,449	35,174
Deferred income taxes	2,173	2,242
Minority interest in consolidated subsidiary	12	12
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2007), 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2007); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,310,889 and 5,124,134 shares issued and outstanding, respectively	53	51
Paid-in capital	9,374	6,147
Retained earnings	34,007	30,303
Notes receivable from David R. Little, CEO	(799)	(799)
Total shareholders' equity	42,651	35,718
Total liabilities and shareholders' equity	$ 119,636	$ 116,807
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2007	2006
Sales	$ 83,631	$ 62,512
Cost of sales	58,694	45,159
Gross profit	24,937	17,353
Selling, general and administrative expense	18,231	12,919
Operating income	6,706	4,434
Other income	18	7
Interest expense	(590)	(363)
Minority interest in loss of consolidated subsidiary	-	21
Income before taxes	6,134	4,099
Provision for income taxes	2,407	1,597
Net income	3,727	2,502
Preferred stock dividend	(23)	(23)
Net income attributable to common shareholders	$ 3,704	$ 2,479

Basic income per share	$ 0.72	$ 0.51
Weighted average common shares outstanding	5,128	4,887
Diluted income per share	$ 0.65	$ 0.44
Weighted average common and common equivalent shares outstanding	5,758	5,659

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
OPERATING ACTIVITIES:
Net income	$ 3,727	$ 2,502
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	304	248
Amortization of intangibles	124	-
Compensation expense on stock options and restricted stock	129	4
Benefit from deferred income taxes	(172)	(43)
Gain on sale of property and equipment	(8)	-
Minority interest in loss of consolidated subsidiary	-	(21)
Tax benefit related to exercise of stock options	(2,916)	(1,659)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,687)	(2,930)
Inventories	1,386	(3,356)
Prepaid expenses and other current assets	2,301	609
Accounts payable and accrued liabilities	(4,250)	104
Net cash used in operating activities	(2,062)	(4,542)

INVESTING ACTIVITIES:
Purchase of property and equipment	(560)	(406)
Proceeds from the sale of property and equipment	8	-
Net cash used in investing activities	(552)	(406)

FINANCING ACTIVITIES:
Proceeds from debt	24,904	16,438
Principal payments on revolving line of credit and other long-term debt	(24,690)	(12,986)
Dividends paid in cash	(23)	(23)
Proceeds from exercise of stock options	185	461
Payments for payroll taxes related to exercise of stock options	-	(86)
Proceeds from sale of common stock	-	429
Tax benefit related to exercise of stock options	2,916	1,659
Net cash provided by financing activities	3,292	5,892
INCREASE IN CASH	678	944
CASH AT BEGINNING OF PERIOD	2,544	570
CASH AT END OF PERIOD	$ 3,222	$ 1,514

See notes to condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. DXP Enterprises, Inc. (together with its subsidiaries, the "Company" or “DXP”) believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

NOTE 2: THE COMPANY

DXP, a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments: Maintenance, Repair and Operating (MRO) and Electrical Contractor.

NOTE 3: STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in each quarterly period ended after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in compensation expense for stock options for the quarterly periods ended March 31, 2006 and 2007 of $2,200 and zero, respectively, all of which was recorded to operating expenses.

Stock Options as of the Quarterly Period Ended March 31, 2007

No future grants will be made under the Company’s stock option plans. No grants of stock options have been made by the Company since July 1, 2005. As of March 31, 2007, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2007:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	311,181	$ 1.41
Granted	-	-
Exercised	(186,755)	$0.99
Options outstanding and exercisable at March 31, 2006	124,426	$2.05	3.81	$ 4,497,709

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2007, was approximately $7.9 million. Cash received from stock options exercised during the quarterly period ended March 31, 2007 was $185,000.

Stock options outstanding and currently exercisable at March 31, 2007 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $2.50	104,426	3.07	$1.37
$4.53 - $6.72	20,000	7.69	$5.63
	124,426	3.81	$2.05

Restricted Stock.

Under a restricted stock plan approved by our shareholders in July 2005, (the “Restricted Stock Plan”) directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of stock granted to employees as of March 31, 2007 vest 20% each year for five years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted 3,000 shares of restricted stock which will vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2007:

Number of shares authorized for grants	300,000
Number of shares outstanding	40,698
Number of shares available for future grants	256,302
Weighted-average grant price of outstanding shares	$ 24.87

Changes in restricted stock for the three months ended March 31, 2007 were as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2006	43,698	$ 24.45
Granted	-	-
Vested	3,000	$ 18.85
Outstanding at March 31, 2007	40,698	$ 24.87

At March 31, 2007, 3,000 shares were vested under the Restricted Stock Plan. Compensation expense recognized in the three months ended March 31, 2007 and 2006 was $129,000 and $2,000, respectively. Unrecognized compensation expense under the Restricted Stock Plan was $741,000 and $864,000 at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2006, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 18 months.

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

	March 31, 2007	December 31, 2006
	(in Thousands)
Finished goods	$ 38,975	$ 39,204
Work in process	2,123	3,030
Inventories at FIFO	41,098	42,234
Less - LIFO allowance	(5,175)	(4,924)
Inventories	$ 35,923	$ 37,310

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2007	2006
Basic:
Weighted average shares outstanding	5,128,284	4,886,765
Net income	$3,727,000	$2,502,000
Convertible preferred stock dividend	(23,000)	(23,000)
Net income attributable to common shareholders	$3,704,000	$2,479,000
Per share amount	$0.72	$0.51

Diluted:
Weighted average shares outstanding	5,128,284	4,886,765
Net effect of dilutive stock options - based on the treasury stock method	209,722	352,413
Assumed conversion of convertible preferred stock	420,000	420,000
Total	5,758,006	5,659,178
Net income attributable to common shareholders	$3,704,000	$2,479,000
Convertible preferred stock dividend	23,000	23,000
Net income for diluted earnings per share	$3,727,000	$2,502,000
Per share amount	$0.65	$0.44

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

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations. All business segments operate primarily in the United States.

Financial information relating the Company’s segments is as follows:

	Three Months ended March 31,
	MRO	Electrical Contractor	Total

2007
Sales	$ 82,866	$ 765	$ 83,631
Operating income	6,659	47	6,706
Income before taxes	6,113	21	6,134

2006
Sales	$ 61,876	$ 636	$ 62,512
Operating income	4,381	53	4,434
Income before taxes	4,085	14	4,099

NOTE 7: INCOME TAXES

In June, 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2002. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, result of operations or cash flows.

NOTE 8:  ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition.

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech. DXP acquired these businesses to strengthen DXP’s position with upstream oil and gas and pipeline customers. DXP paid approximately $8.1 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities. The purchase price consisted of approximately $4.6 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses. In addition, DXP may pay up to an additional $2.0 million contingent upon earnings of the acquired businesses over the next five years. The cash portion was funded by utilizing available capacity under DXP’s revolving credit facility. The promissory notes, which are subordinated to DXP’s revolving credit facility, bear interest at prime minus 2%.

On October 11, 2006, DXP completed the acquisition of the business of Safety International, Inc. DXP acquired this business to strengthen DXP’s expertise in safety products. DXP paid $2.2 million in cash for the business of Safety International, Inc. The purchase price was funded by utilizing available capacity under DXP’s revolving credit facility.

On October 19, 2006, DXP completed the acquisition of the business of Gulf Coast Torch & Regulator, Inc. DXP acquired this business to strengthen DXP’s expertise in the distribution of welding supplies. DXP paid approximately $5.5 million, net of $0.5 million of acquired cash, for the business of Gulf Coast Torch & Regulator, Inc. and assumed approximately $0.2 million worth of debt. Approximately $3.5 million of the purchase price was paid in cash funded by utilizing available capacity under DXP’s revolving credit facility. $2.0 million of the purchase price was paid by issuing promissory notes payable to the former owners of Gulf Coast Torch & Regulator. The promissory notes, which are subordinated to DXP’s revolving credit facility, bear interest at prime minus 1.75%.

On November 1, 2006, DXP completed the acquisition of the business of Safety Alliance. DXP acquired this business to strengthen DXP’s expertise in safety products. DXP paid $2.3 million in cash for the business of Safety Alliance. The purchase price was funded by utilizing available capacity under DXP’s revolving credit facility.

The allocation of purchase price for all acquisitions completed in 2006 is preliminary in the December 31, 2006 and the March 31, 2007 consolidated balance sheets. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2006 (in thousands):

Cash	$ 1,018
Accounts Receivable	4,169
Inventory	2,847
Property and equipment	1,158
Goodwill and intangibles	13,512
Other assets	348
Assets acquired	23,052
Current liabilities assumed	(3,661)
Non-current liabilities assumed	(788)
Net assets acquired	$18,603

 At December 31, 2006, $16,964,000 and $6,464,000 (net of $538,000 of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively. Of the amounts allocated to other intangibles at December 31, 2006, $3,568,000 was allocated to vendor agreements and $2,896,000 was allocated to customer relationships. At March 31, 2007, $16,989,000 and $6,340,000 (net of $662,000 of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively. Of the amounts allocated to other intangibles at March 31, 2007, $3,521,000 was allocated to vendor agreements and $2,819,000 was allocated to customer relationships. The weighted average useful life for the vendor agreements and the customer relationships was 20 years and 10.5 years, respectively.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2006 assuming the consummation of the purchases as of January 1, 2006 are as follows:

Three Months Ended March 31, 2006
Net sales	$ 72,507
Net income	$ 3,135
Per share data
Basic earnings	$ 0.64
Diluted earnings	$ 0.55

NOTE 9: SUBSEQUENT EVENTS - ACQUISITION AND INCREASE IN CREDIT FACILITY

On May 3, 2007, DXP increased its existing bank revolving credit facility to $50 million from $40 million and extended the maturity date to July 31, 2010. All other terms of the existing credit facility remain unchanged.

On May 4, 2007, DXP completed the acquisition of the business of Delta Process Equipment, Inc. DXP paid $10.0 million in cash for the business of Delta Process Equipment, Inc. The purchase price was funded by utilizing available capacity under DXP’s bank revolving credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2007	%	2006	%
	(in thousands, except percentages and per share amounts)

Sales	$ 83,631	100.0	$ 62,512	100.0
Cost of sales	58,694	70.2	45,159	72.2
Gross profit	24,937	29.8	17,353	27.8
Selling, general and administrative expense	18,231	21.8	12,919	20.7
Operating income	6,706	8.0	4,434	7.1
Interest expense	(590)	(0.7)	(363)	(0.5)
Minority interest in loss of consolidated subsidiary	-	-	21	-
Other income	18	-	7	-
Income before income taxes	6,134	7.3	4,099	6.6
Provision for income taxes	2,407	2.9	1,597	2.6
Net income	$ 3,727	4.4	$ 2,502	4.0
Per share amounts
Basic earnings per share	$ 0.72		$ 0.51
Diluted earnings per share	$ 0.65		$ 0.44

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

SALES. Revenues for the quarter ended March 31, 2007, increased $21.1 million, or 33.8%, to approximately $83.6 million from $62.5 million for the same period in 2006. Sales for the MRO Segment increased $21.0 million, or 33.9%, primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. The sales increases appear to be at least partially the result of an improving economy and high energy prices. Sales by the four businesses acquired in 2006 accounted for $10.2 million of the 2007 sales increase. Excluding sales of the acquired businesses, sales for the MRO segment increased 17.5%. Sales for the Electrical Contractor segment increased by $0.1 million, or 20.3%, for the current quarter when compared to the same period in 2006. The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 2.0% for the first quarter of 2007, when compared to the same period in 2006. Gross profit as a percentage of sales for the MRO segment increased to 29.8% for the three months ended March 31, 2007, from 27.7% in the comparable period of 2006. This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the businesses acquired in 2006 is higher than the same for the remainder of our business and accounts for a portion of the increase in the gross profit percentage for the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 32.5% for the three months ended March 31, 2007, from 35.1% in the comparable period of 2006. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended March 31, 2007, increased by approximately $5.3 million when compared to the same period in 2006. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits, payroll related expenses, information technology expenses and $0.3 million of costs for Sarbanes-Oxley compliance. Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales. Incentive compensation has increased as a result of increased gross profit. The majority of our employees receive incentive compensation which is based upon gross profit. Selling, general and administrative expense associated with the four businesses acquired in 2006 accounted for $2.1 million of the $5.3 million increase. Selling, general and administrative expenses for the quarter ended March 31, 2007 increased by 41.1% compared to the same period in 2006, which is less than the 43.7% increase in gross profit for the same periods. Gross profit increased more than selling, general and administrative expenses because many expenses such as salaries did not increase at the same rate as gross profit increased.

OPERATING INCOME. Operating income for the first three months of 2007 increased 51.2% when compared to the same period in 2006. Operating income for the MRO segment increased 52.0% as a result of increased gross profit, partially offset by increased selling, general and administrative expense. Operating income for the Electrical Contractor segment decreased 11.3% as a result of increased selling, general and administrative expense partially offset by increased gross profit.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2007 increased by 62.5% from the same period in 2006. This increase results from the combination of an approximate 80 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions and internal growth.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We used $2.1 million of cash in operating activities during the first three months of 2007 as compared to using $4.5 million during the first three months of 2006. This change between the two periods was primarily attributable to a reduction in inventories in the 2007 period compared to an increase in inventories in the 2006 period.

During the first three months of 2007, the amount available to be borrowed under our loan agreement with our bank lender (the “Credit Facility”) decreased from $13.6 million at December 31, 2006 to $12.2 million at March 31, 2007. This decrease in availability primarily resulted from the $0.9 million increase in the amount borrowed under the Credit Facility. The funds obtained from the increase in long-term debt were used in operations, including the increase in accounts receivable.

Credit Facility

The Credit Facility provides for borrowings up to an aggregate of the lesser of (i) a percentage of the collateral value based on a formula set forth therein or (ii) $40.0 million, and matures July 31, 2009. The Credit Facility is secured by receivables, inventory and intangibles. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured quarterly and require that we maintain a certain cash flow and other financial ratios.

The Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%. At March 31, 2007, the LIBOR based rate was LIBOR plus 75 basis points. At March 31, 2007, the prime based rate was prime minus 175 basis points. At March 31, 2007, $24 million was borrowed at an interest rate of 6.125% under the LIBOR option and $3.0 million was borrowed at an interest rate of 6.5% under the prime option. Commitment fees of .125% per annum are payable on the portion of the Credit Facility capacity not in use for borrowings at any given time. At March 31, 2007, we were in compliance with all covenants. In addition to the $3.2 million of cash at March 31, 2007, we had $12.2 million available for borrowings under the Credit Facility.

The Credit Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio - The Credit Facility requires that the Fixed Charge Coverage Ratio be not less than 2.0 to 1.0 as of each fiscal quarter end, determined on a rolling four quarters basis, with “Fixed Charge Coverage Ratio” defined as the aggregate of net profit after taxes plus depreciation expense, amortization expense, and cash capital contributions minus dividends and distributions divided by the aggregate of the current maturity of long-term debt and capitalized lease payments.

Debt to Credit Facility Adjusted EBITDA - The Credit Facility requires that the Company’s ratio of Total Funded Debt to Credit Facility Adjusted EBITDA, determined on a rolling four quarters basis, not exceed 4.0 to 1.0 as of each quarter end. Total Funded Debt is defined under the Facility for financial covenant purposes as the sum of all obligations for borrowed money (excluding subordinated debt) plus all capital lease obligations. Credit Facility Adjusted EBITDA is defined under the credit facility for financial covenant purposes as net profit before tax, plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense, inclusive of acquisitions.

Borrowings

	March 31, 2007	December 31, 2006	Increase (Decrease)
	(in Thousands)
Current portion of long-term debt	$2,710	$2,771	$(61)
Long-term debt, less current portion	35,449	35,174	275
Total long-term debt	$38,159	$37,945	$214(2)
Amount available	$12,237(1)	$13,601(1)	$1,364(3)
(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) The funds obtained from the increase in long-term debt were primarily used in operations, primarily to fund the increase in accounts receivable.
(3) The $1.4 million decrease in the amount available is primarily a result of increased borrowings under the line of credit.

Performance Metrics

	March 31,		Increase
	2007	2006	(Decrease)
	(in Days)
Days of sales outstanding	48.2	49.1	(.9)
Inventory turns	6.6	7.0	(.4)

Accounts receivable days of sales outstanding were 48.2 days at March 31, 2007 compared to 49.1 days at March 31, 2006. The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable. Annualized inventory turns were 6.6 at March 31, 2007 and 7.0 at March 31, 2006. The decline in inventory turns resulted from decisions made by inventory management to increase inventory to support increased sales, to purchase inventory before price increases and to react to longer lead times.

Funding Commitments

We believe our cash generated from operations and available under our Credit Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to obtain additional financing on attractive terms, if at all.

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

Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies.

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

Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company’s results of operations from period to period.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at March 31, 2007, a 100 basis point change in interest rates would result in approximately a $322,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the asbestos related litigation or the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A. RISK FACTORS

No material changes have occurred in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with Commission on August 20, 1998)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.
         (Registrant)

By: /s/MAC McCONNELL
           Mac McConnell
           Senior Vice-President/Finance and Chief Financial Officer

Dated: May 10, 2007