Form 10-K/A
period 2006-12-31
DXP ENTERPRISES INC
filed 2007-05-29
CIK 1020710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to
Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(713) 996-4700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).
Large accelerated filer ☐      Accelerated Filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
     Aggregate market value of the registrant’s Common Stock held by non-affiliates of registrant as of June 30, 2006: $87,186,630.
     Number of shares of registrant’s Common Stock outstanding as of May 28, 2007: 5,314,089.

EXPLANATORY NOTE
The Company is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities Exchange Commission on March 16, 2007. The sole purpose of this amendment is to (1) correct the inadvertent omission of the performance graph from Item 5, (2) correct a typographical error in the first sentence of the second paragraph under “Liquidity and Capital Resources” in Item 7 pertaining to the cash used in operating activities in 2005 which was incorrectly stated to be $1.2 million and now correctly reflects that cash used in operating activities in 2005 was $1.4 million, (3) remove Exhibit 2.1 from Item 15(a)(3) and the Exhibit Index which was inadvertently included as an Exhibit and is being removed because such agreement was not material to the Company, and (4) change the title of Exhibit 10.11 from “Summary Description of Director Compensation” to “Summary Description of Director Fees”. Additionally, in connection with the filing of this amendment and pursuant to SEC rules, the Company is including currently dated certifications. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2006.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No. 2 to the Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to effect our internal growth strategy, general economic and business conditions, developments in technology, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. We cannot assure you that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements.
PART II
ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The Nasdaq Global Market under the symbol “DXPE”.
     The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by Nasdaq for the periods indicated.

	High	Low
2005
First Quarter	$5.83	$4.41
Second Quarter	$8.50	$4.64
Third Quarter	$24.83	$6.54
Fourth Quarter	$26.30	$12.21

2006
First Quarter	$37.44	$16.61
Second Quarter	$59.24	$28.00
Third Quarter	$38.49	$20.60
Fourth Quarter	$36.61	$20.72

     On March 13, 2007 we had approximately 531 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”.
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
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.
General Overview
Our products and services are marketed in at least 17 states to over 25,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and global economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers’ respective markets. During 2003, our performance was impacted negatively by the economic downturn, particularly the downturn in domestic manufacturing. All of our increase in sales and gross profit for 2003 compared to 2002 was due to increased sales of products for offshore energy production. Our employee headcount decreased by over ten percent during 2003 as we worked to bring our cost structure in line with our sales. During 2004 the economy improved. Our employee headcount decreased by approximately 1% during 2004. The majority of the 2004 sales increase came from increased sales of products for offshore energy production and general manufacturing. During 2005 the general economy and the oil and gas exploration and production business continued to improve. Our employee headcount increased by 17.9% as a result of two acquisitions and hiring additional personnel to support increased sales. The majority of the 2005 sales increase came from a broad based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales by the two businesses acquired in 2005 accounted for $7.3 million of the $24.8 million 2005 sales increase. During 2006 the general economy and the oil and gas exploration and production business continued to be positive. Our employee headcount increased by 45% a result of four acquisitions and hiring additional personnel to support increased sales. The majority of the 2006 sales increase came from a broad based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales by the four businesses acquired in 2006 accounted for $11.8 million of the $94.5 million 2006 sales increase.
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
Results of Operations

	Years Ended December 31,
	2004	%	2005	%	2006	%
	(in millions, except percentages)

Sales	$160.6	100.0	$185.4	100.0	$279.8	100.0
Cost of sales	121.2	75.5	135.7	73.2	201.2	71.9

Gross profit	39.4	24.5	49.7	26.8	78.6	28.1
Selling, general and administrative expense	34.2	21.3	40.3	21.7	57.9	20.7

Operating income	5.2	3.2	9.4	5.1	20.7	7.4
Interest expense	0.9	0.6	1.0	0.5	2.0	0.7
Other income and minority interest	(0.1)	(0.1)	(0.2)	(0.1)	(0.7)	(0.2)

Income before income taxes	4.4	2.7	8.6	4.7	19.4	6.9
Provision for income taxes	1.6	1.0	3.1	1.7	7.5	2.7

Net income	$2.8	1.7%	$5.5	3.0%	$11.9	4.2%

Per share
Basic earnings per share	$0.67		$1.24		$2.34

Diluted earnings per share	$0.50		$0.94		$2.08

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
Cash from operating activities was approximately breakeven in 2006 as compared to using $1.4 million in cash during 2005. This change between the two years was primarily attributable to increased net income in 2006.
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
At December 31, 2006, our total long-term debt was $37.9 million compared to total capitalization (total long-term debt plus shareholders’ equity) of $73.7 million. Approximately $31.6 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $632,000.

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
Credit Facility
On August 2, 2005, we entered into a new credit facility (“Facility”) which replaced the previous credit facility (“Old Credit Facility”). On June 5, 2006, the Facility was amended to increase the maximum amount available to be borrowed to $40.0 million from $30.0 million.
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
The Facility’s principal financial covenants include:
Fixed Charge Coverage Ratio — The Facility requires that the Fixed Charge Coverage Ratio be not less than 2.0 to 1.0 as of each fiscal quarter end, determined on a rolling four quarters basis, with “Fixed Charge Coverage Ratio” defined as the aggregate of net profit after taxes plus depreciation expense, amortization expense, and cash capital contributions minus dividends and distributions divided by the aggregate of the current maturity of long-term debt and capitalized lease payments.
Debt to Credit Facility Adjusted EBITDA — The Facility requires that the Company’s ratio of Total Funded Debt to Credit Facility Adjusted EBITDA, determined on a rolling four quarters basis, not exceed 4.0 to 1.0 as of each quarter end. Total Funded Debt is defined under the Facility for financial covenant purposes as the sum of all obligations for borrowed money (excluding subordinated debt) plus all capital lease obligations. Credit Facility Adjusted EBITDA is defined under the credit facility for financial covenant purposes as net profit before tax, plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense, inclusive of acquisitions.
Borrowings

	December 31,		Increase
	2005	2006	(Decrease)
	(in Thousands)
Current portion of long-term debt	$1,358	$2,771	$1,413
Long-term debt, less current portion	25,109	35,174	10,065

Total long-term debt	$26,467	$37,945	$11,478	(2)

Amount available (1)	$10,972	$13,601	$2,629	(3)

(1)	Represents amount available to be borrowed at the indicated date under the Facility.

(2)	The funds obtained from the increase in long-term debt were primarily used to complete four acquisitions.

(3)	The $2.6 million increase in the amount available is primarily a result of the $10 million increase in the Facility, partially offset by increased borrowings under the line of credit.
Performance Metrics

	December 31,		Increase
	2005	2006	(Decrease)
Days of sales outstanding (in days)	52.3	50.2	(2.1)
Inventory turns	6.9	5.9	(1.0)
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
Contractual Obligations
     The impact that our contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
		Less than 1	1–3		More than
	Total	Year	Years	3-5 Years	5 Years
Long-term debt, including current Portion (1)	$37,945	$2,771	$31,621	$1,803	$1,750
Operating lease obligations	9,736	2,865	4,887	1,825	159
Estimated interest payments (2)	1,767	605	743	304	115

Total	$49,448	$6,241	$37,251	$3,932	$2,024

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.

(2)	Assumes interest rates in effect at December 31, 2006. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under this facility fluctuate. The amounts of interest incurred for borrowings under the revolving lines of credit were $654,000, $755,000 and $1,301,000 for 2004, 2005 and 2006, respectively. Management anticipates an increased level of interest payments on the Facility in 2007 as a result of increased average interest rates and increased debt levels.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we were not involved in any unconsolidated SPE transactions.
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
Discussion of Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations, income taxes and self-insured medical claims. Actual results could differ from those estimates. Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company’s results of operations from period-to-period.
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
Adoption of SFAS 123(R)
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.
No future grants will be made under the Company’s stock option plans. The Company now uses restricted stock for share-based compensation programs. Unrecognized compensation expense for restricted stock awards was $856,000 at December 31, 2006. The weighted average period over which this amount is expected to be recognized is 21.1 months.
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
PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a) Documents included in this report:
1.	Financial Statements (included under Item 8):

Page
DXP Enterprises, Inc. and Subsidiaries:
Reports of Independent Registered Public Accounting Firm	18
Consolidated Financial Statements
Consolidated Balance Sheets	21
Consolidated Statements of Income	22
Consolidated Statements of Shareholders’ Equity	23
Consolidated Statements of Cash Flows	24
Notes to Consolidated Financial Statements	25
2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts.

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

3.	Exhibits:
     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit
No.	Description

2.1	Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2005).

2.2	Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

2.3	Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006).

Exhibit
No.	Description

2.4	Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Gulf Coast Torch & Regulator, dated October 19, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

2.5	Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety Alliance, dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2006).

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

3.2	Bylaws (incorporated by reference Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

4.2	See Exhibit 3.1 for provisions of the Company’s Restated Articles of Incorporation, as amended, defining the rights of security holders.

4.3	Exhibit 3.2 for provisions of the Company’s Bylaws defining the rights of security holders.

+10.1	DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

+10.2	DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

+10.3	DXP Enterprises, Inc. Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

+10.4	Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO Industries, Inc. and David R. Little (incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

+10.5	Promissory Note dated December 31, 2001 in the aggregate principal amount of $915,974.00, made by David R. Little payable to DXP Enterprises, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.6	Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7	Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2005).

+10.8	Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit
No.	Description

+10.9	Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.).

+10.10	Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.11	Summary Description of Director Fees (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.12	Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.13	Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.14	DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-134606), filed with the Commission on May 31, 2006).

10.15	First Amendment to Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006).

10.16	First Modification to Promissory Note by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006).

+10.17	Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

+10.18	Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007).

23.1	Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing with the SEC as indicated.

+ Indicates a management contract or compensation plan or arrangement.
     The Company undertakes to furnish to any shareholder so requesting a copy of any of the exhibits to this Annual Report on Form 10-K upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S
REPORT ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Shareholders
  DXP Enterprises, Inc. and Subsidiaries
Houston, Texas
We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 16, 2007. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP
Houston, Texas
March 16, 2007
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
DXP ENTERPRISES, INC.
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Balance at	Charged to	Charged to				Balance
	Beginning	Cost and	Other				At End
Description	of Year	Expenses	Accounts		Deductions		of Year
Year ended December 31, 2006
Deducted from assets accounts
Allowance for doubtful accounts	$1,835	$384	$—		$737		$1,482
Valuation allowance for deferred tax assets	$44	$—	$—		$3	(2)	$41
Year ended December 31, 2005
Deducted from assets accounts
Allowance for doubtful accounts	$1,776	$273	$48	(3)	$262	(1)	$1,835
Valuation allowance for deferred tax assets	$78	$—	$—		$34	(2)	$44
Year ended December 31, 2004
Deducted from assets accounts
Allowance for doubtful accounts	$1,420	$492	$—		$136	(1)	$1,776
Valuation allowance for deferred tax assets	$219	$—	$—		$141	(2)	$78

(1)	Uncollectible accounts written off, net of recoveries

(2)	Reduction results from expiration or use of state net operating loss carryforwards.

(3)	Reserve for receivables of acquired businesses.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC. (Registrant)

By:	/s/ DAVID R. LITTLE

David R. Little
Chairman of the Board,
President and Chief Executive Officer
Dated: May 29, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID R. LITTLE David R. Little	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2007

/s/ MAC McCONNELL Mac McConnell	Senior Vice-President/Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2007

/s/ CLETUS DAVIS Cletus Davis	Director	May 29, 2007

/s/ TIMOTHY P. HALTER Timothy P. Halter	Director	May 29, 2007

/s/ KENNETH H. MILLER Kenneth H. Miller	Director	May 29, 2007

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2005).

2.2	Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

2.3	Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006).

2.4	Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Gulf Coast Torch & Regulator, dated October 19, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

2.5	Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety Alliance, dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2006).

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

3.2	Bylaws (incorporated by reference Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

4.2	See Exhibit 3.1 for provisions of the Company’s Restated Articles of Incorporation, as amended, defining the rights of security holders.

4.3	Exhibit 3.2 for provisions of the Company’s Bylaws defining the rights of security holders.

+10.1	DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

+10.2	DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

+10.3	DXP Enterprises, Inc. Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

Exhibit
No.	Description

+10.4	Amended and Restated Stock Option Agreement dated effective as of March 31, 1996, between SEPCO Industries, Inc. and David R. Little (incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

+10.5	Promissory Note dated December 31, 2001 in the aggregate principal amount of $915,974.00, made by David R. Little payable to DXP Enterprises, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.6	Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7	Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2005).

+10.8	Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

+10.9	Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.).

+10.10	Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.11	Summary Description of Director Fees (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.12	Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.13	Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.14	DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-134606), filed with the Commission on May 31, 2006).

10.15	First Amendment to Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006).

10.16	First Modification to Promissory Note by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, as Bank, dated as of August 2, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006).

+10.17	Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

+10.18	Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

Exhibit
No.	Description

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007).

23.1	Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing with the SEC as indicated.

+ Indicates a management contract or compensation plan or arrangement.