Form 10-Q
period 2007-06-30
DXP ENTERPRISES INC
filed 2007-07-30
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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
Large accelerated filer [  ]           Accelerated Filer [X]         Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [  ]  No [X]
_______________

Number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2007:  Common Stock:  6,326,089

PART I:  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$15,622	$2,544
Trade accounts receivable, net of allowances for doubtful accounts of $1,688 in 2007 and $1,482 in 2006	46,558	40,495
Inventories, net	37,022	37,310
Prepaid expenses and other current assets	784	652
Federal income taxes recoverable	-	1,042
Deferred income taxes	1,235	1,087
Total current assets	101,221	83,130
Property and equipment, net	10,508	9,944
Goodwill and other intangibles net of amortization of $1,374 in 2007 and $538 in 2006	30,099	23,428
Other assets	297	305
Total assets	$142,125	$116,807
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,318	$2,771
Trade accounts payable	22,119	25,706
Accrued wages and benefits	5,509	6,490
Federal income taxes payable	539	-
Customer advances	5,659	3,924
Other accrued liabilities	4,717	4,770
Total current liabilities	40,861	43,661
Long-term debt, less current portion	8,131	35,174
Deferred income taxes	2,258	2,242
Minority interest in consolidated subsidiary	12	12
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2007), 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2007); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,326,089 and 5,124,134 shares issued and outstanding, respectively	63	51
Paid-in capital	54,182	6,147
Retained earnings	37,401	30,303
Notes receivable from David R. Little, CEO	(799)	(799)
Total shareholders' equity	90,863	35,718
Total liabilities and shareholders' equity	$142,125	$116,807
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$85,323	$69,768	$168,954	$132,280
Cost of sales	60,812	50,648	119,506	95,807
Gross profit	24,511	19,120	49,448	36,473
Selling, general and administrative expense	18,416	13,851	36,647	26,770
Operating income	6,095	5,269	12,801	9,703
Other income	81	11	99	18
Interest expense	(517)	(480)	(1,107)	(843)
Minority interest in loss of consolidated subsidiary	-	(1)	-	20
Income before taxes	5,659	4,799	11,793	8,898
Provision for income taxes	2,242	1,849	4,649	3,446
Net income	3,417	2,950	7,144	5,452
Preferred stock dividend	(22)	(22)	(45)	(45)
Net income attributable to common shareholders	$3,395	$2,928	$7,099	$5,407

Basic income per share	$0.61	$0.57	$1.32	$1.08
Weighted average common shares outstanding	5,600	5,115	5,366	5,001
Diluted income per share	$0.56	$0.51	$1.20	$0.95
Weighted average common and common equivalent shares outstanding	6,111	5,764	5,936	5,726

See notes to condensed consolodated financial statements

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	SIX MONTHS ENDED
	JUNE 30
	2007	2006
OPERATING ACTIVITIES:
Net income	$7,144	$5,452
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	652	553
Amortization of intangibles	836	-
Compensation expense on stock options and restricted stock	250	15
Benefit from deferred income taxes	(132)	(37)
Gain on sale of property and equipment	(8)	-
Minority interest in loss of consolidated subsidiary	-	(20)
Tax benefit related to exercise of stock options	(2,968)	(2,993)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,910)	(7,898)
Inventories	1,477	(6,232)
Prepaid expenses and other current assets	3,742	(4,825)
Accounts payable and accrued liabilities	(3,816)	8,367
Net cash provided by (used in) operating activities	3,267	(7,618)

INVESTING ACTIVITIES:
Purchase of property and equipment	(989)	(1,401)
Purchase of business	(9,377)	(4,238)
Proceeds from the sale of property and equipment	8	-
Net cash used in investing activities	(10,358)	(5,639)

FINANCING ACTIVITIES:
Proceeds from debt	48,123	55,536
Principal payments on revolving line of credit and other long-term debt	(75,707)	(44,227)
Dividends paid in cash	(45)	(45)
Proceeds from exercise of stock options	191	583
Payments for payroll taxes related to exercise of stock options	-	(146)
Proceeds from sale of common stock	44,639	434
Tax benefit related to exercise of stock options	2,968	2,993
Net cash provided by financing activities	20,169	15,128
INCREASE IN CASH	13,078	1,871
CASH AT BEGINNING OF PERIOD	2,544	570
CASH AT END OF PERIOD	$15,622	$2,441

See notes to condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. DXP Enterprises, Inc. (together with its subsidiaries, the "Company" or “DXP”) believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments), which are in the opinion of management, necessary for a fair presentation of the interim periods.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the "SEC").

NOTE 2:  THE COMPANY

DXP, a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments: Maintenance, Repair and Operating (MRO) and Electrical Contractor.

NOTE 3:  STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in each quarterly period ended after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in compensation expense for stock options for the six months ended June 30, 2006 and 2007 of $4,400 and zero, respectively, all of which was recorded to operating expenses.

Stock Options as of June 30, 2007

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of June 30, 2007, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the six months ended June 30, 2007:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	311,181	$ 1.41	4.9	$ 10,156,000
Granted	-	-
Exercised	(186,755)	.99
Options outstanding and exercisable at March 31, 2007	124,426	2.05	3.81	$ 4,497,709
Granted	-	-
Exercised	(3,200)	$ 1.20
Options outstanding and exercisable at June 30, 2007	121,226	$ 2.07	3.58	$ 4,930,877

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2007, was approximately $8.0 million. Cash received from stock options exercised during the six months ended June 30, 2007 was $191,000.

Stock options outstanding and currently exercisable at June 30, 2007 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $2.50	101,226	2.82	$ 1.37
$4.53 - $6.72	20,000	7.44	$ 5.63
	121,226	3.58	$ 2.07

Restricted Stock.

Under a restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The awards of unvested restricted stock to employees outstanding as of June 30, 2007 vest 20% each year for five years, or 33.3% each year for three years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted 3,000 shares of restricted stock which will vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2007:

Number of shares authorized for grants	300,000
Number of shares outstanding under unvested awards	31,698
Number of shares available for future grants	256,302
Weighted-average grant price of outstanding shares	$ 23.39

Changes in restricted stock for the six months ended June 30, 2007 were as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2006	43,698	$ 24.45
Granted	-	-
Vested	3,000	$ 18.85
Outstanding at March 31, 2007	40,698	$ 24.87
Granted	-	-
Vested	9,000	$ 31.07
Outstanding at June 30, 2007	31,698	$ 23.39

At June 30, 2007, 12,000 shares were vested under the Restricted Stock Plan.  Compensation expense recognized in the six months ended June 30, 2007 and 2006 was $250,000 and $15,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $614,000 and $864,000 at June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 37 months.

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

	June 30, 2007	December 31, 2006
	(in Thousands)

Finished goods	$40,133	$39,204
Work in process	2,112	3,030
Inventories at FIFO	42,245	42,234
Less – LIFO allowance	(5,223)	(4,924)
Inventories	$37,022	$37,310

NOTE 5:  EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Weighted average shares outstanding	5,600,134	5,114,732	5,366,026	5,001,378
Net income	$3,417,000	$2,950,000	$7,144,000	$5,452,000
Convertible preferred stock dividend	(22,000)	(22,000)	(45,000)	(45,000)
Net income attributable to common shareholders	$3,395,000	$2,928,000	$7,099,000	$5,407,000
Per share amount	$0.61	$0.57	$1.32	$1.08

Diluted:
Weighted average shares outstanding	5,600,134	5,114,732	5,366,026	5,001,378
Net effect of dilutive stock options and restricted stock - based on the treasury stock method	91,154	229,131	149,845	304,728
Assumed conversion of convertible preferred stock	420,000	420,000	420,000	420,000
Total	6,111,288	$5,763,863	5,935,871	5,726,106
Net income attributable to common shareholders	$3,395,000	$2,928,000	$7,099,000	$5,407,000
Convertible preferred stock dividend	22,000	22,000	45,000	45,000
Net income for diluted earnings per share	$3,417,000	$2,950,000	$7,144,000	$5,452,000
Per share amount	$0.56	$0.51	$1.20	$0.95

NOTE 6:  SEGMENT REPORTING

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

Financial information relating to the Company’s segments is as follows:

	Three Months ended June 30,			Six Months ended June 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2007
Sales	$84,555	$768	$85,323	$167,421	$1,533	$168,954
Operating income	5,983	112	6,095	12,641	160	12,801
Income before taxes	5,573	86	5,659	11,686	107	11,793

2006
Sales	$69,089	$679	$69,768	$130,965	$1,315	$132,280
Operating income	5,150	119	5,269	9,531	172	9,703
Income before taxes	4,719	80	4,799	8,804	94	8,898

NOTE 7:   INCOME TAXES

In June 2006, the Financial Accounting Standards Board, (the "FASB") issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2002.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest is insignificant and there are no penalties accrued at June 30, 2007.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

The allocation of purchase price for all acquisitions completed since June 30, 2006 is preliminary in the December 31, 2006 and the June 30, 2007 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2007 (in thousands):

2007
Cash	$623
Accounts Receivable	2,153
Inventory	1,189
Property and equipment	227
Goodwill and intangibles	7,362
Assets acquired	11,554
Current liabilities assumed	(1,466)
Non-current liabilities assumed	(88)
Net assets acquired	$10,000

At December 31, 2006, $17.0 million and $6.5 million (net of $0.5 million of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  Of the amounts allocated to other intangibles at December 31, 2006, $3.6 million was allocated to vendor agreements and $2.9 million was allocated to customer relationships.  At June 30, 2007, $18.6 million and $11.5 million (net of $1.4 million of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  The $1.6 million increase in goodwill and the $5.1 million increase in other intangibles from December 31, 2006 to June 30, 2007 results from recording the estimated intangibles for the acquisition of Delta Process Equipment and changes in the estimates of intangibles for businesses acquired during 2006.  Of the amounts allocated to other intangibles at June 30, 2007, $3.5 million was allocated to vendor agreements, $0.3 million was allocated to agreements not to compete, and $8.0 million was allocated to customer relationships.  The weighted average useful life for the vendor agreements, agreements not to compete, and customer relationships was 20 years, 5 years and 8.3 years, respectively.  All goodwill and other intangible assets pertain to the MRO segment.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2007 and 2006 assuming the consummation of the purchases as of January 1, 2006 of acquisitions completed in 2006 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$87,152	$83,166	$175,863	$162,397
Net income	$3,471	$3,439	$7,334	$6,829
Per share data
Basic earnings	$0.62	$0.67	$1.37	$1.36
Diluted earnings	$0.57	$0.59	$1.24	$1.19

NOTE 9:  INCREASE IN CREDIT FACILITY

On May 3, 2007, DXP increased the borrowing capacity under its existing bank credit facility to $50 million from $40 million and extended the maturity date to July 31, 2010.  All other terms of the existing credit facility remain unchanged.

NOTE 10:

During June 2007 DXP sold 1,000,000 shares of common stock for gross proceeds of $47 million.  Net of expenses, this sale of common stock increased equity by approximately $44.6 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
	(in thousands, except percentages and per share amounts)
Sales	$85,323	100.0	$69,768	100.0	$168,954	100.0	$132,280	100.0
Cost of sales	60,812	71.3	50,648	72.6	119,506	70.7	95,807	72.4
Gross profit	24,511	28.7	19,120	27.4	49,448	29.3	36,473	27.6
Selling, general and administrative expense	18,416	21.6	13,851	19.9	36,647	21.7	26,770	20.2
Operating income	6,095	7.1	5,269	7.5	12,801	7.6	9,703	7.4
Interest expense	(517)	(0.6)	(480)	(0.7)	(1,107)	(0.7)	(843)	(0.7)
Minority interest in loss of consolidated subsidiary	-	-	(1)	-	-	-	20	-
Other income	81	0.1	11	-	99	0.1	18	-
Income before income taxes	5,659	6.6	4,799	6.8	11,793	7.0	8,898	6.7
Provision for income taxes	2,242	2.6	1,849	2.6	4,649	2.8	3,446	2.6
Net income	$3,417	4.0	$2,950	4.2	$7,144	4.2	$5,452	4.1
Per share amounts
Basic earnings per share	$0.61		$0.57		$1.32		$1.08
Diluted earnings per share	$0.56		$0.51		$1.20		$0.95

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

SALES.  Revenues for the quarter ended June 30, 2007, increased $15.6 million, or 22.3%, to approximately $85.3 million from $69.8 million for the same period in 2006. Sales for the MRO Segment increased $15.5 million, or 22.4%, primarily due to sales at businesses DXP acquired in 2006 and 2007, and increased sales at our SmartSource locations. Sales by the four businesses acquired in 2006 for up to twelve months after the date of acquisition and the business acquired in 2007 accounted for $13.3 million of the 2007 sales increase.  Excluding sales of the acquired businesses, sales for the MRO segment increased 3.1%.  Sales for the Electrical Contractor segment increased by $0.1 million, or 13.1%, for the current quarter when compared to the same period in 2006.  The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.3% for the second quarter of 2007, when compared to the same period in 2006.  Gross profit as a percentage of sales for the MRO segment increased to 28.6% for the three months ended June 30, 2007, from 27.3% in the comparable period of 2006.  This increase can be primarily attributed to increased margins on pump related products sold by the MRO segment. Gross profit as a percentage of sales for the businesses acquired in 2006 and 2007 is higher than the same for the remainder of our business and accounts for a portion of the increase in the gross profit percentage for the MRO segment.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 39.2% for the three months ended June 30, 2007, from 42.6% in the comparable period of 2006. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended June 30, 2007 increased by approximately $4.6 million when compared to the same period in 2006. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits, payroll related expenses, information technology expenses and $0.7 million of expense for amortization of intangible assets.  Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales.  Incentive compensation has increased as a result of increased gross profit.  The majority of our employees receive incentive compensation which is based upon gross profit.  Selling, general and administrative expense associated with the four businesses acquired in 2006 accounted for $2.7 million of the $4.6 million increase.  As a percentage of revenue, the 2007 expense increased by approximately 1.7% to 21.6% from 19.9% for 2006 as a result of sales increasing less than the expense increased.

OPERATING INCOME.  Operating income for the second quarter of 2007 increased 15.7% when compared to the same period in 2006.  Operating income for the MRO segment increased 16.2% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment decreased 5.9% as a result of increased selling, general and administrative expense partially offset by increased gross profit.

INTEREST EXPENSE.  Interest expense for the quarter ended June 30, 2007 increased by 7.7% from the same period in 2006.   This increase results from the combination of an approximate 30 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions and internal growth, partially offset by the effect of using proceeds from the sale of common stock to pay off our line of credit during June 2007.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

SALES.  Revenues for the six months ended June 30, 2007 increased $36.7 million, or 27.7%, to approximately $169.0 million from $132.3 million for the same period in 2006. Sales for the MRO Segment increased $36.5 million, or 27.8%, primarily due to sales at businesses acquired in 2006 and 2007, an improved economy and high energy prices. Sales by the four businesses acquired in 2006 for up to twelve months after the date of acquisition and the business acquired on May 4, 2007 accounted for $23.5 million of the 2007 sales increase.  Excluding sales of the acquired businesses, sales for the MRO segment increased 9.9%.  Sales for the Electrical Contractor segment increased by $0.2 million, or 16.6%, for the six months when compared to the same period in 2006.  The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.7% for the first six months of 2007, when compared to the same period in 2006.  Gross profit as a percentage of sales for the MRO segment increased to 29.2% for the six months ended June 30, 2007, from 27.5% in the comparable period of 2006.  This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the businesses acquired in 2006 and 2007 is higher than the same for the remainder of our business and accounts for a portion of the increase in the gross profit percentage for the MRO segment.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 35.9% for the six months ended June 30, 2007, from 38.9% in the comparable period of 2006. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the six months ended June 30, 2007 increased by approximately $9.9 million when compared to the same period in 2006. The increase is primarily attributed to increased salaries, incentive compensation, employee benefits, payroll related expenses, information technology expenses and $0.8 million of expense for amortization of intangible assets.  Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales.  Incentive compensation has increased as a result of increased gross profit and income before tax.  The majority of our employees receive incentive compensation which is based upon gross profit or income before income taxes.  Selling, general and administrative expense associated with the businesses acquired in 2006 and 2007 accounted for approximately $4.8 million of the $9.9 million increase.  As a percentage of revenue, the 2007 expense increased by approximately 1.5% to 21.7% from 20.2% for 2006 as a result of sales increasing less than the expense increased.

OPERATING INCOME.  Operating income for the first six months of 2007 increased 31.9% when compared to the same period in 2006.  Operating income for the MRO segment increased 32.6% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment decreased 7.0% as a result of increased general and administrative expense partially offset by increased gross profit.

INTEREST EXPENSE.  Interest expense for the six months ended June 30, 2007 increased by 31.3% from the same period in 2006.   This increase results from the combination of an approximate 50 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions and internal growth, partially offset by the effect of using proceeds from the sale of common stock to pay off our line of credit during June 2007.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $3.3 million of cash in operating activities during the first six months of 2007 as compared to using $7.6 million during the first six months of 2006. This change between the two periods was primarily attributable to a $1.5 million reduction in inventories in the 2007 period compared to a $6.2 million increase in inventories in the 2006 period.

During the first six months of 2007, the amount available to be borrowed under our loan agreement with our bank lender (the “Credit Facility”) increased from $13.6 million at December 31, 2006 to $46.5 million at June 30, 2007.  This increase in availability primarily resulted from the $10.0 million increase in borrowing capacity under the Credit Facility and the reduction in the amount borrowed under the Credit Facility.

Credit Facility

On May 3, 2007 the Credit Facility was amended to increase the maximum amount available to be borrowed to $50.0 million from $40.0 million and extend the maturity date to July 31, 2010.  The Credit Facility is secured by receivables, inventory and intangibles. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured quarterly and require that we maintain a certain cash flow and other financial ratios.

The Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime minus a margin of 1.75% to 1.25%.  At June 30, 2007, the LIBOR based rate was LIBOR plus 75 basis points.  At June 30, 2007, the prime based rate was prime minus 175 basis points.  At June 30, 2007, there were no amounts outstanding under the Credit Facility.  Commitment fees of 0.125% per annum are payable on the portion of the Credit Facility capacity not in use for borrowings at any given time.  At June 30, 2007, we were in compliance with all covenants.  In addition to the $15.6 million of cash at June 30, 2007, we had $46.5 million available for borrowings under the Credit Facility.
The Credit Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – The Credit Facility requires that the Fixed Charge Coverage Ratio be not less than 2.0 to 1.0 as of each fiscal quarter end, determined on a rolling four quarters basis, with “Fixed Charge Coverage Ratio” defined as the aggregate of net profit after taxes plus depreciation expense, amortization expense, and cash capital contributions minus dividends and distributions divided by the aggregate of the current maturity of long-term debt and capitalized lease payments.

Debt to Credit Facility Adjusted EBITDA – The Credit Facility requires that the Company’s ratio of Total Funded Debt to Credit Facility Adjusted EBITDA, determined on a rolling four quarters basis, not exceed 4.0 to 1.0 as of each quarter end.  Total Funded Debt is defined under the Facility for financial covenant purposes as the sum of all obligations for borrowed money (excluding subordinated debt) plus all capital lease obligations.  Credit Facility Adjusted EBITDA is defined under the credit facility for financial covenant purposes as net profit before tax, plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense, inclusive of acquisitions.

Borrowings

	June 30, 2007		December 31, 2006		Increase (Decrease)
	(in Thousands)
Current portion of long-term debt	$2,318		$2,771		$(453)
Long-term debt, less current portion	8,131		35,174		(27,043)
Total long-term debt	$10,449		$37,945		$(27,496	)(2)
Amount available	$46,505	(1)	$13,601	(1)	$32,904	(3)

(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) During June 2007 all outstanding indebtedness under the Credit Facility was fully paid using proceeds from the sale of common stock.
(3) The $32.9 million increase in the amount available is primarily a result of full payment of amounts outstanding under the line of credit.

Performance Metrics
	June 30,		Increase
	2007	2006	(Decrease)
	(in Days)
Days of sales outstanding	51.7	55.5	(3.8)
Inventory turns	6.5	6.4	.1

The decrease in days of sales outstanding resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at June 30, 2007, a 100 basis point change in interest rates would result in a change in annual interest expense of less than $100,000.

ITEM 4. CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.
(Registrant)
By: /s/MAC McCONNELL
           Mac McConnell
Senior Vice-President/Finance and
Chief Financial Officer

Dated:  July 30, 2007