Form 10-Q
period 2007-09-30
DXP ENTERPRISES INC
filed 2007-11-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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
Large accelerated filer [  ]           Accelerated Filer [X]         Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [  ]  No [X]
_______________

Number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2007:  Common Stock:  6,306,040.

PART I:  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$ 3,929	$ 2,544
Trade accounts receivable, net of allowances for doubtful accounts of $2,065 in 2007 and $1,482 in 2006	80,995	40,495
Inventories, net	70,020	37,310
Prepaid expenses and other current assets	2,095	652
Federal income taxes recoverable	-	1,042
Deferred income taxes	1,474	1,087
Total current assets	158,513	83,130
Property and equipment, net	16,574	9,944
Goodwill and other intangibles net of amortization of $1,878 in 2007 and $538 in 2006	97,347	23,428
Other assets	802	305
Total assets	$ 273,236	$ 116,807
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 3,077	$ 2,771
Trade accounts payable	52,926	25,706
Accrued wages and benefits	7,656	6,490
Federal income taxes payable	2,440	-
Customer advances	9,308	3,924
Other accrued liabilities	6,469	4,770
Total current liabilities	81,876	43,661
Long-term debt, less current portion	93,862	35,174
Deferred income taxes	2,056	2,242
Minority interest in consolidated subsidiary	12	12
Shareholders' equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2007), 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2007); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,326,089 and 5,124,134 shares issued and outstanding, respectively	63	51
Paid-in capital	54,295	6,147
Retained earnings	41,855	30,303
Notes receivable from David R. Little, CEO	(799)	(799)
Total shareholders' equity	95,430	35,718
Total liabilities and shareholders' equity	$ 273,236	$ 116,807
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Sales	$ 106,785	$ 68,189	$ 275,739	$ 200,469
Cost of sales	76,930	48,468	196,436	144,275
Gross profit	29,855	19,721	79,303	56,194
Selling, general and administrative expense	22,053	14,578	58,700	41,348
Operating income	7,802	5,143	20,603	14,846
Other income	229	220	328	238
Interest expense	(502)	(501)	(1,609)	(1,344)
Minority interest in loss of consolidated subsidiary	-	-	-	20
Income before taxes	7,529	4,862	19,322	13,760
Provision for income taxes	3,052	1,881	7,701	5,327
Net income	4,477	2,981	11,621	8,433
Preferred stock dividend	(23)	(23)	(68)	(68)
Net income attributable to common shareholders	$ 4,454	$ 2,958	$ 11,553	$ 8,365

Basic income per share	$ 0.70	$ 0.58	$ 2.03	$ 1.66
Weighted average common shares outstanding	6,326	5,124	5,690	5,043
Diluted income per share	$ 0.65	$ 0.52	$ 1.86	$ 1.47
Weighted average common and common equivalent shares outstanding	6,837	5,749	6,240	5,733
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2007	2006
OPERATING ACTIVITIES:
Net income	$ 11,621	$ 8,433
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	1,158	860
Amortization of intangibles	1,340	-
Compensation expense on stock options and restricted stock	410	110
Benefit from deferred income taxes	(574)	(248)
Gain on sale of property and equipment	(8)	(186)
Minority interest in loss of consolidated subsidiary	-	(20)
Tax benefit related to exercise of stock options	(2,968)	(2,993)
Changes in operating assets and liabilities:
Trade accounts receivable	(11,399)	(4,424)
Inventories	1,490	(9,569)
Prepaid expenses and other current assets	1,953	1,135
Accounts payable and accrued liabilities	10,122	7,279
Net cash provided by operating activities	13,145	377

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,476)	(1,870)
Purchases of businesses	(116,880)	(4,238)
Proceeds from the sale of property and equipment	8	1,656
Net cash used in investing activities	(118,348)	(4,452)

FINANCING ACTIVITIES:
Proceeds from debt	140,257	62,445
Principal payments on revolving line of credit and other long-term debt	(81,352)	(59,960)
Dividends paid in cash	(68)	(68)
Proceeds from exercise of stock options	189	584
Payments for payroll taxes related to exercise of stock options	-	(146)
Proceeds from sale of common stock	44,594	425
Tax benefit related to exercise of stock options	2,968	2,993
Net cash provided by financing activities	106,588	6,273
INCREASE IN CASH	1,385	2,198
CASH AT BEGINNING OF PERIOD	2,544	570
CASH AT END OF PERIOD	$ 3,929	$ 2,768

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”).

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

The adoption of SFAS 123(R) resulted in compensation expense for stock options for the nine months ended September 30, 2006 and 2007 of $6,600 and zero, respectively, all of which was recorded to operating expenses.

Stock Options as of September 30, 2007

No grants of stock options have been made by the Company since July 1, 2005.  No future grants will be made under the Company’s stock option plans.  As of September 30, 2007, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2007:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	311,181	$ 1.41	4.9	$ 10,156,000
Granted	-	-
Exercised	(186,755)	.99
Options outstanding and exercisable at March 31, 2007	124,426	2.05	3.81	$ 4,497,709
Granted	-	-
Exercised	(3,200)	$ 1.20
Options outstanding and exercisable at June 30, 2007	121,226	$ 2.07	3.58	$ 4,930,877
Granted	-
Exercised	-
Options outstanding and exercisable at September 30, 2007	121,226	$ 2.07	3.33	$ 4,053,211

The total intrinsic value, or the difference between the exercise price and the market price, on the date of exercise of all options exercised during the nine months ended September 30, 2007, was approximately $8.0 million. Cash received from stock options exercised during the nine months ended September 30, 2007 was $191,000.

Stock options outstanding and currently exercisable at September 30, 2007 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $2.50	101,226	2.57	$ 1.37
$4.53 - $6.72	20,000	7.19	5.63
	121,226	3.33	$ 2.07

Restricted Stock.

Under a restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The awards of unvested restricted stock to employees outstanding as of September 30, 2007 vest 20% each year for five years, or 33.3% each year for three years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares of restricted stock calculated by dividing $75,000 by the closing price of the common stock on such July 1.  These restricted stock awards to non-employee directors vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2007:

Number of shares authorized for grants	300,000
Number of shares outstanding under unvested awards	95,996
Number of shares available for future grants	192,004
Weighted-average grant price of outstanding shares	$ 31.94

Changes in restricted stock for the nine months ended September 30, 2007 were as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2006	43,698	$ 24.45
Granted	-	-
Vested	3,000	$ 18.85
Outstanding at March 31, 2007	40,698	$ 24.87
Granted	-	-
Vested	9,000	$ 31.07
Outstanding at June 30, 2007	31,698	$ 23.39
Granted	64,298	$ 36.15
Vested	-
Outstanding at September 30, 2007	95,996	$ 31.94

As of September 30, 2007, 12,000 shares have vested under the Restricted Stock Plan.  Compensation expense recognized in the nine months ended September 30, 2007 and 2006 was $410,000 and $103,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,783,000 and $864,000 at September 30, 2007 and December 31, 2006, respectively.  As of September 30, 2007, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 46 months.

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

	September 30, 2007	December 31, 2006
	(in Thousands)

Finished goods	$ 71,283	$ 39,204
Work in process	4,132	3,030
Inventories at FIFO	75,415	42,234
Less – LIFO allowance	(5,395)	(4,924)
Inventories	$ 70,020	$ 37,310

NOTE 5: EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic:
Weighted average shares outstanding	6,326	5,124	5,690	5,043
Net income	$ 4,477	$ 2,981	$ 11,621	$ 8,433
Convertible preferred stock dividend	(23)	(23)	(68)	(68)
Net income attributable to common shareholders	$ 4,454	$ 2,958	$ 11,553	$ 8,365
Per share amount	$ 0.70	$ 0.58	$ 2.03	$ 1.66

Diluted:
Weighted average shares outstanding	6,326	5,124	5,690	5,043
Net effect of dilutive stock options and restricted stock - based on the treasury stock method	91	205	130	270
Assumed conversion of convertible preferred stock	420	420	420	420
Total	6,837	5,749	6,240	5,733
Net income attributable to common shareholders	$ 4,454	$ 2,958	$ 11,553	$ 8,365
Convertible preferred stock dividend	23	23	68	68
Net income for diluted earnings per share	$ 4,477	$ 2,981	$ 11,621	$ 8,433
Per share amount	$ 0.65	$ 0.52	$ 1.86	$ 1.47

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

Financial information relating to the Company’s segments is as follows:

	Three Months ended September 30,			Nine Months ended September 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2007
Sales	$ 105,826	$ 959	$ 106,785	$ 273,247	$ 2,492	$ 275,739
Operating income	7,661	141	7,802	20,303	300	20,603
Income before taxes	7,416	113	7,529	19,102	220	19,322

2006
Sales	$ 67,423	$ 766	$ 68,189	$ 198,388	$ 2,081	$ 200,469
Operating income	5,041	102	5,143	14,572	274	14,846
Income before taxes	4,799	63	4,862	13,603	157	13,760

NOTE 7:   INCOME TAXES

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2002.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest is insignificant and there are no penalties accrued at September 30, 2007.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech.  DXP acquired these businesses to strengthen DXP’s position with upstream oil and gas customers and pipeline customers.  DXP paid approximately $8.1 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities.  The purchase price consisted of approximately $4.6 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses.  In addition, DXP may pay up to an additional $2.0 million contingent upon earnings of the acquired businesses over the next five years.  The cash portion was funded by utilizing available capacity under DXP’s revolving credit facility. The promissory notes, which are subordinated to DXP’s revolving credit facility, bear interest at prime minus 2%.

On October 11, 2006, DXP completed the acquisition of the business of Safety International, Inc.  DXP acquired this business to strengthen DXP’s expertise in safety products and services.  DXP paid $2.2 million in cash for the business of Safety International, Inc.  The purchase price was funded by utilizing available capacity under DXP’s revolving credit facility.

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

On November 1, 2006, DXP completed the acquisition of the business of Safety Alliance. DXP acquired this business to strengthen DXP’s expertise in safety products and services.  DXP paid $2.3 million in cash for the business of Safety Alliance.  The purchase price was funded by utilizing available capacity under DXP’s revolving credit facility.

On May 4, 2007, DXP completed the acquisition of the business of Delta Process Equipment, Inc. DXP paid $10.0 million in cash for the business of Delta Process Equipment, Inc. DXP acquired this business to diversify DXP’s customer base in the municipal, wastewater and downstream industrial pump markets.  The purchase price was funded by utilizing available capacity under DXP’s bank revolving credit facility.

On September 10, 2007, DXP completed the acquisition of Precision Industries, Inc. DXP acquired this business to expand DXP’s geographic presence and strengthen DXP’s integrated supply offering.  The Company paid $106 million in cash for Precision Industries, Inc.  The purchase price was funded using approximately $24 million of cash on hand and approximately $82 million borrowed from a new $130 million senior credit facility.

The allocation of purchase price for all acquisitions completed since September 30, 2006 is preliminary in the December 31, 2006 and the September 30, 2007 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2007 (in thousands):

2007
Cash	$ 746
Accounts Receivable	28,228
Inventory	34,200
Property and equipment	6,312
Goodwill and intangibles	73,509
Other assets	2,505
Assets acquired	145,500
Current liabilities assumed	(27,786)
Non-current liabilities assumed	(88)
Net assets acquired	$117,626

At December 31, 2006, $17.0 million and $6.5 million (net of $0.5 million of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  Of the amounts allocated to other intangibles at December 31, 2006, $3.7 million was allocated to vendor agreements and $6.9 million was allocated to customer relationships.  At September 30, 2007, $63.8 million and $33.6 million (net of $1.9 million of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  The $50.9 million increase in goodwill and the $24.3 million increase in other intangibles from December 31, 2006 to September 30, 2007 results from recording the estimated intangibles for the acquisitions of Delta Process Equipment and Precision Industries, Inc. and changes in the estimates of intangibles for businesses acquired during 2006.  Of the amounts allocated to other intangibles at September 30, 2007, $25.0 million was allocated to vendor agreements, $0.9 million was allocated to agreements not to compete, and $7.7 million was allocated to customer relationships.  The weighted average useful life for the vendor agreements, agreements not to compete and customer relationships was 20 years, 3.2 years and 8.0 years, respectively.  All goodwill and other intangible assets pertain to the MRO segment.

Of the $97.3 million net balance of goodwill and other intangibles at September 30, 2007, $90.5 million is expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill and other intangibles for the nine months ended September 30, 2007 are as follows:

	Total	Goodwill	Other Intangibles
Net balance as of January 1, 2007	$ 23,428	$ 16,964	$ 6,464
Acquired during the year	75,162	50,817	24,345
Adjustments to prior year estimates	97	(4,012)	4,109
Amortization	(1,340)	-	(1,340)
Balance as of September 30, 2007	$ 97,347	$ 63,769	$ 33,578

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and nine months ended September 30, 2007 and 2006 assuming the consummation of the purchases as of January 1, 2006 of acquisitions completed in 2006 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$157,471	$152,382	$472,100	$464,516
Net income	$ 3,885	$ 3,253	$ 11,520	$ 10,184
Per share data
Basic earnings	$0.61	$0.63	$2.03	$2.01
Diluted earnings	$0.57	$0.57	$1.86	$1.78

NOTE 9:	CREDIT FACILITY

On September 10, 2007, DXP entered into a credit agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lead arranger and administrative agent. The Credit Facility consists of a revolving credit facility that provides a $130 million line of credit to DXP.  This new line of credit replaced DXP’s prior credit facility.  The new Credit Facility expires on September 10, 2012.

DXP’s borrowings and letters of credit outstanding under the Credit Facility as of any day must be less than the sum of 85% of net accounts receivable; 50% of the net book value of furniture, fixtures and equipment; and 60% of inventory.  DXP’s borrowings and letter of credit capacity under the Credit Facility at any given time is $130 million less borrowings and letters of credit outstanding, subject to the asset coverage ratio described above.

The Credit Facility is secured by receivables, inventory, fixed assets and intangibles. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured quarterly and require that we comply with certain financial covenants described below.

The Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime plus a margin of 0.00% to 0.25%.  At September 30, 2007, the LIBOR based rate was LIBOR plus 125 basis points.  At September 30, 2007, the prime based rate was prime plus .25 percent.  At September 30, 2007, $87.3 million was outstanding under the Credit Facility.  Commitment fees of 0.125% to 0.25% per annum are payable on the portion of the Credit Facility capacity not in use for borrowings at any given time.  At September 30, 2007 the commitment fee was 0.25%.  At September 30, 2007, we were in compliance with all covenants.  At September 30, 2007, we had $18.4 million available for borrowings under the Credit Facility.

The Credit Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – The Credit Facility requires that the Fixed Charge Coverage Ratio be not less than 1.5 to 1.0 as of each fiscal quarter end, determined on a rolling four quarters basis, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA minus capital expenditures (excluding acquisitions) to (b) Fixed Charges.  EBITDA is defined as consolidated net income plus depreciation, amortization, other non-cash expense items, interest expense, income tax expense with pro forma EBITDA adjustments for divestitures and acquisitions.  Fixed Charges are defined as the aggregate of interest expense, scheduled principal payments on long term debt, current portion of capital lease obligations and cash income taxes.

Leverage Ratio - The Credit Facility requires that the DXP’s ratio of Indebtedness to EBITDA, determined on a rolling four quarters basis, not exceed 3.5 to 1.0 as of each quarter end until and including September 30, 2009 and 3.0 to 1.0 as of each quarter end after September 30, 2009.  Indebtedness includes the sum of all obligations for borrowed money, all capital lease obligations, all guarantees of indebtedness of others and all outstanding letters of credit.

NOTE 10:  ISSUANCE OF COMMON STOCK

During June 2007, DXP sold 1,000,000 shares of common stock for proceeds of $44.6 million net of underwriting commissions and expenses.

NOTE 11:  SUBSEQUENT EVENT

On October 19, 2007, DXP completed the acquisition of the business of Indian Fire & Safety.  DXP acquired this business to strengthen DXP’s expertise in safety equipment sales and service and oilfield equipment rental.  DXP paid $12 million for the acquired business and assumed approximately $0.8 million worth of debt. The purchase price consisted of approximately $6.0 million in cash, $3.0 million in a promissory note payable to the former owner of the acquired business and $3.0 million of future payments which are contingent upon earnings during the calendar years 2008, 2009 and 2010.  The cash portion was funded by utilizing available capacity under DXP’s revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
	(in thousands, except percentages and per share amounts)
Sales	$106,785	100.0	$68,189	100.0	$275,739	100.0	$200,469	100.0
Cost of sales	76,930	72.0	48,468	71.1	196,436	71.2	144,275	72.0
Gross profit	29,855	28.0	19,721	28.9	79,303	28.8	56,194	28.0
Selling, general and Administrative expense	22,053	20.7	14,578	21.4	58,700	21.3	41,348	20.6
Operating income	7,802	7.3	5,143	7.5	20,603	7.5	14,846	7.4
Interest expense	(502)	(0.5)	(501)	(0.7)	(1,609)	(0.6)	(1,344)	(0.7)
Minority interest in loss of consolidated subsidiary	-	-	-	-	-	-	20	-
Other income	229	0.2	220	0.3	328	0.1	238	0.1
Income before income taxes	7,529	7.0	4,862	7.1	19,322	7.0	13,760	6.8
Provision for income taxes	3,052	2.8	1,881	2.8	7,701	2.8	5,327	2.6
Net income	$ 4,477	4.2	$ 2,981	4.3	$11,621	4.2	$ 8,433	4.2
Per share amounts
Basic earnings per share	$ 0.70		$ 0.58		$ 2.03		$ 1.66
Diluted earnings per share	$ 0.65		$ 0.52		$ 1.86		$ 1.47

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

SALES.  Revenues for the quarter ended September 30, 2007, increased $38.6 million, or 56.6%, to approximately $106.8 million from $68.2 million for the same period in 2006. Sales by the businesses acquired since June 30, 2006 accounted for $28.7 million of the 2007 sales increase.  Excluding sales of the acquired businesses, sales increased 14.5%.  Sales for the MRO Segment increased $38.4 million, or 57.0%, primarily due to sales from businesses DXP acquired in 2006 and 2007, and increased sales at our supply chain services locations.  Excluding sales of the acquired businesses, sales for the MRO segment increased 14.3%.  Sales for the Electrical Contractor segment increased by $0.2 million, or 25.2%, for the current quarter when compared to the same period in 2006.  The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 0.9% for the third quarter of 2007, when compared to the same period in 2006.  Gross profit as a percentage of sales for the MRO segment decreased to 27.9% for the three months ended September 30, 2007, from 28.8% in the comparable period of 2006.  This decrease can be primarily attributed to a lower gross profit on sales by Precision which was acquired on September 10, 2007.  Precision historically has a lower gross profit percentage than DXP, partially because of its larger supply chain services business.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 37.9% for the three months ended September 30, 2007, from 40.2% in the comparable period of 2006. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended September 30, 2007 increased by approximately $7.5 million when compared to the same period in 2006. The increase is primarily attributed to expenses associated with businesses acquired in 2006 and 2007, including $0.5 million of expense for amortization of intangible assets.  As a percentage of revenue, the 2007 expense decreased by approximately 0.7% to 20.7% from 21.4% for 2006 as a result of sales increasing more than the expense increased.

OPERATING INCOME.  Operating income for the third quarter of 2007 increased 51.7% when compared to the same period in 2006.  Operating income for the MRO segment increased 52.0% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment increased 38.2% as a result of increased gross profit partially offset by increased selling, general and administrative expense.

INTEREST EXPENSE.  Interest expense for the quarter ended September 30, 2007 remained the same from the same period in 2006.   From July 1, 2007 until September 10, 2007, DXP did not borrow under its line of credit.  Beginning September 10, 2007, we began borrowing under our new Credit Facility.

Nine Months Ended September 30, 2007 compared to Nine  Months Ended September 30, 2006

SALES.  Revenues for the nine months ended September 30, 2007 increased $75.3 million, or 37.5%, to approximately $275.7 million from $200.5 million for the same period in 2006. Sales by the businesses acquired since June 30, 2006 accounted for $52.2 million of the 2007 sales increase.  Excluding sales of the acquired businesses, sales increased 11.5%. Sales for the MRO Segment increased $74.9 million, or 37.7%, primarily due to sales from businesses acquired in 2006 and 2007. Excluding sales of the acquired businesses, sales for the MRO segment increased 11.4%.  Sales for the Electrical Contractor segment increased by $0.4 million, or 19.8%, for the nine months when compared to the same period in 2006.  The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.8% for the first nine months of 2007, when compared to the same period in 2006.  Gross profit as a percentage of sales for the MRO segment increased to 28.7% for the nine months ended September 30, 2007, from 27.9% in the comparable period of 2006.  This increase can be primarily attributed to increased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 36.6% for the nine months ended September 30, 2007, from 39.4% in the comparable period of 2006. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the nine months ended September 30, 2007 increased by approximately $17.4 million when compared to the same period in 2006. This increase is attributed primarily to expenses associated with businesses acquired since June 30, 2006, including $1.3 million of expense for amortization of intangible assets.  As a percentage of revenue, the 2007 expense increased by approximately 0.7% to 21.3% from 20.6% for 2006 as a result of sales increasing less than the expense increased.  This increase is attributed primarily to increased expense for amortization of intangibles and Sarbanes-Oxley compliance costs.

OPERATING INCOME.  Operating income for the first nine months of 2007 increased 38.8% when compared to the same period in 2006.  Operating income for the MRO segment increased 39.3% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment increased 9.5% as a result of increased gross profits, partially offset by increased general and administrative expense.

INTEREST EXPENSE.  Interest expense for the nine months ended September 30, 2007 increased by 19.8% from the same period in 2006.   This increase results from the combination of an approximate 35 basis point increase in market interest rates on floating rate debt and increased debt used to fund acquisitions, partially offset by the effect of using proceeds from the sale of common stock to pay off our line of credit on June 5, 2007 and no borrowings through September 9, 2007.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $13.1 million of cash in operating activities during the first nine months of 2007 as compared to generating $0.4 million during the first nine months of 2006. This change between the two periods was primarily attributable to a $1.5 million reduction in inventories in the 2007 period compared to a $9.6 million increase in inventories in the 2006 period.

During the first nine months of 2007, the amount available to be borrowed under our loan agreement with our bank lender  increased from $13.6 million at December 31, 2006 to $25.7 million at September 30, 2007.  This increase in availability primarily resulted from DXP entering into a new $130 million credit facility.

Credit Facility

On September 10, 2007, DXP entered into a new credit agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lead arranger and administrative agent. The Credit Facility consists of a revolving credit facility that provides a $130 million line of credit to DXP.  This new line of credit replaced DXP’s prior credit facility, which was last amended on May 3, 2007. The new Credit Facility expires on September 10, 2012.

DXP’s borrowings and letters of credit outstanding under the Credit Facility as of any day must be less than the sum of 85% of net accounts receivable; 50% of the net book value of furniture, fixtures and equipment; and 60% of inventory.  DXP’s borrowings and letter of credit capacity under the Credit Facility at any given time is $130 million less borrowings and letters of credit outstanding, subject to the asset coverage ratio described above.

The Credit Facility is secured by receivables, inventory, fixed assets and intangibles. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured quarterly and require that we comply with certain financial covenants described below.

The Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime plus a margin of 0.00% to 0.25%.  At September 30, 2007, the LIBOR based rate was LIBOR plus 125 basis points.  At September 30, 2007, the prime based rate was prime plus .25 percent.  At September 30, 2007, $87.3 million was outstanding under the Credit Facility.  Commitment fees of 0.125% to 0.25% per annum are payable on the portion of the Credit Facility capacity not in use for borrowings at any given time.  At September 30, 2007 the commitment fee was 0.25%.  At September 30, 2007, we were in compliance with all covenants.  At September 30, 2007, we had $18.4 million available for borrowings under the Credit Facility.

The Credit Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – The Credit Facility requires that the Fixed Charge Coverage Ratio be not less than 1.5 to 1.0 as of each fiscal quarter end, determined on a rolling four quarters basis, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA minus capital expenditures (excluding acquisitions) to (b) Fixed Charges.  EBITDA is defined as consolidated net income plus depreciation, amortization, other non-cash expense items, interest expense, income tax expense with pro forma EBITDA adjustments for divestitures and acquisitions.  Fixed Charges are defined as the aggregate of interest expense, scheduled principal payments on long term debt, current portion of capital lease obligations and cash income taxes.

Leverage Ratio - The Credit Facility requires that DXP’s ratio of Indebtedness to EBITDA, determined on a rolling four quarters basis, not exceed 3.5 to 1.0 as of each quarter end until and including September 30, 2009 and 3.0 to 1.0 as of each quarter end after September 30, 2009.  Indebtedness includes the sum of all obligations for borrowed money, all capital lease obligations, all guarantees of indebtedness of others and all outstanding letters of credit.

Borrowings

	September 30, 2007	December 31, 2006	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 3,077	$ 2,771	$ 306
Long-term debt, less current portion	93,862	35,174	58,688
Total long-term debt	$ 96,939	$ 37,945	$ 58,994(2)
Amount available	$ 25,718(1)	$ 13,601(1)	$ 12,117(3)
(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) The increase in long-term debt is the result of using funds to acquire businesses. Proceeds from the sale of common stock and cash provided by operating activities were used to pay down debt.
(3) The $12.1 million increase in the amount available is primarily a result of covenants under our new Credit Facility.

Performance Metrics

	September 30,		Increase
	2007	2006	(Decrease)
	(in Days)
Days of sales outstanding	55.8	50.6	5.2
Inventory turns	6.2	5.8	0.4

The increase in days outstanding resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at September 30, 2007, a 100 basis point change in interest rates would result in approximately a $900,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

10.1
Stock Purchase Agreement, dated as of August 19, 2007, whereby DXP Enterprises acquired all outstanding stock of Precision Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2007).

10.2
Credit Agreement by and among DXP Enterprises, Inc. as Borrower, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders, as Bank, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 12, 2007).

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

DXP ENTERPRISES, INC.
(Registrant)
By: /s/MAC McCONNELL
           Mac McConnell
Senior Vice-President/Finance and
Chief Financial Officer

Dated:  November 9, 2007

Exhibit 31.1
CERTIFICATION

I, David R. Little, certify that:

1.	I have reviewed this report on Form 10-Q of DXP Enterprises, Inc.;
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

November 9, 2007

/s/ David R. Little
David R. Little
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2
CERTIFICATION

I, Mac McConnell, certify that:
1.	I have reviewed this report on Form 10-Q of DXP Enterprises, Inc.;
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

November 9, 2007

/s/ Mac McConnell
Mac McConnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the “Company”), hereby certifies that the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/David R. Little
David R. Little
President and Chief Executive Officer

November 9, 2007

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 32.2

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of DXP Enterprises, Inc. (the “Company”), hereby certifies that the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

/s/Mac McConnell
Mac McConnell
Chief Financial Officer

November 9, 2007

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.