Form 10-K
period 2007-12-31
DXP ENTERPRISES INC
filed 2008-03-17
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [  ]                                       Accelerated filer [X]
Non-accelerated filer   [  ] (Do not check if a smaller eporting
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2007: $178,365,312.

Number of shares of registrant's Common Stock outstanding as of March 14, 2008:  6,322,072.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2008 are incorporated by reference into Part III hereof.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, our ability to affect our internal growth strategy, general economic and business conditions, developments in technology, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions.  This report identifies other factors that could cause such differences.  We cannot assure you that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.  We assume no obligation and do not intend to update these forward-looking statements.

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

ITEM 1.  Business

DXP was incorporated in Texas in 1996 to be the successor to a company founded in 1908.  Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (“MRO”) products, equipment and service to industrial customers.  We are organized into two segments: MRO and Electrical Contractor.  Sales and operating income for 2005, 2006 and 2007, and identifiable assets at the close of such years for our business segments are presented in Note 12 of the Notes to the Consolidated Financial Statements.

The industrial distribution market is highly fragmented. Based on 2006 sales as reported by industry sources, we were the 27th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

•
Industry Consolidation.  Industrial customers have reduced the number of supplier relationships they maintain to lower total purchasing costs, improve inventory management, assure consistently high levels of customer service and enhance purchasing power. This focus on fewer suppliers has led to consolidation within the fragmented industrial distribution industry.

•
Customized Integrated Service. As industrial customers focus on their core manufacturing or other production competencies, they increasingly are demanding customized integration services, ranging from value-added traditional distribution to integrated supply and system design, fabrication, installation and repair and maintenance services.

•
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

Recent Acquisitions

Our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers.  We completed two acquisitions in 2005, four acquisitions in 2006 and three acquisitions in 2007.

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

On May 4, 2007, DXP completed the acquisition of Delta Process Equipment, Inc. DXP paid $10 million in cash for this business.

On September 10, 2007, DXP acquired Precision Industries, Inc. for $106 million in cash.

On October 19, 2007, DXP completed the acquisition of the business of Indian Fire & Safety.  DXP acquired this business to strengthen DXP’s expertise in safety products and services in New Mexico and Texas. DXP paid $6.0 million in cash, $3.0 million in the form of a promissory note and $3.0 million in future payments contingent to earnings for the business of Indian Fire & Safety.

MRO Segment

The MRO segment provides MRO products, equipment and integrated services, including technical design expertise and logistics capabilities, to industrial customers. We provide a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products categories. We offer our customers a single source of integrated services and supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from the manufacturer. We also provide integrated services such as system design, fabrication, installation, repair and maintenance for our customers. We offer a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions, ranging from traditional distribution to fully integrated supply contracts. The integrated solution is tailored to satisfy our customers’ unique needs.

SmartSourceSM, one of our proprietary integrated supply programs, allows a more effective and efficient way to manage the customer’s supply chain needs for MRO products. SmartSourceSM effectively lowers costs by outsourcing the customer’s purchasing, accounting and on-site supply/warehouse management to DXP, which reduces the duplication of effort by the customer and supplier.  The program allows the customer to transfer all or part of their supply chain needs to DXP, so the customer can focus on their core business.  DXP has a broad range of first-tier products to support a successful integrated supply offering.  The program provides a productive, measurable solution to reduce cost and streamline procurement and sourcing operations.

We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 45,000 are stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by our MRO segment include mining, construction, chemical, municipal, food and beverage, agriculture and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 100 service centers, 75 supply chain locations and three distribution centers.

Our fluid handling equipment line includes a full line of centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production; rotary gear pumps for low- to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids; plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service; and air-operated diaphragm pumps. We also provide various pump accessories. Our bearing products include several types of mounted and unmounted bearings for a variety of applications. The hose products we distribute include a large selection of industrial fittings and stainless steel hoses, hydraulic hoses, Teflon hoses and expansion joints, as well as hoses for chemical, petroleum, air and water applications. We distribute seal products for downhole, wellhead, valve and completion equipment to oilfield service companies. The power transmission products we distribute include speed reducers, flexible-coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses.  We offer a broad range of general mill supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools, welding supplies and welding equipment. We offer a broad range of fluid power and hydraulics solutions.  Our safety products include eye and face protection products, first aid products, hand protection products, hazardous material handling products, instrumentation and respiratory protection products.  We distribute a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses.

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

We acquire our products through numerous original equipment manufacturers, or OEMs. We are authorized to distribute the manufacturers' products in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less.  In 2007, one manufacturer provided pump products that accounted for approximately 10% of our revenues. No other manufacturer provided products that accounted for 10% or more or our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations. Representative manufacturers of our products include BACOU/DALLOZ, Baldor Electric, Emerson, Falk, G&L, Gates, Gould's, INA/Fag Bearing, LaCross Rainfair Safety Products, Martin Sprocket, National Oilwell, Norton Abrasives, NTN, Rexnord, SKF, ULTRA, 3M, Timken, Tyco, Union Butterfield, Viking and Wilden.

At December 31, 2007, the MRO Segment had 1,594 full-time employees.

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

At December 31, 2007, the Electrical Contractor segment had 9 full-time employees.

Competition

Our business is highly competitive.  In the MRO segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with larger distributors that provide integrated supply programs and outsourcing services similar to those offered through our SmartSource program, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. We also compete with catalog distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings that we offer, we are not aware of any major competitor that offers on a non-catalog basis a product grouping as broad as our offering. Further, while certain catalog distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical design and after-the-sale services that we provide.  In the Electrical Contractor segment we compete against a variety of suppliers of electrical products, many of which may have greater financial and other resources than we do.

Insurance

We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. We retain a portion of the risk for medical claims, general liability, worker’s compensation and property losses.  The various deductibles per our insurance policies generally do not exceed $200,000 per occurrence.  There are also certain risks for which we do not maintain insurance.  There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits that we maintain could have a material adverse effect on our financial condition and results of operations.  The premiums for insurance have increased significantly over the past three years.  This trend could continue.  Additionally, we are partially self-insured for our group health plan, worker’s compensation, auto liability and general liability insurance.  The cost of claims for the group health plan has increased over the past three years.  This trend is expected to continue.

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

Employees

At December 31, 2007, we had 1,603 full-time employees. We believe that our relationship with our employees is good.

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

ITEM 1A.  Risk Factors

The following is a discussion of significant risk factors relevant to DXP’s business that could adversely affect its business, financial condition or results of operations.

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

Risks Associated With Acquisition Strategy

Our future results will depend in part on our success implementing our acquisition strategy.  This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of businesses with complementary or desirable new product lines, strategic distribution locations, attractive customer bases or manufacturer relationships.  Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms.  Although DXP is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that we will be successful in these efforts.  In addition, acquisitions involve a number of special risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, expenses associated with obsolete inventory of an acquired company and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that DXP or other businesses acquired in the future will achieve anticipated revenues and earnings.  In addition, our loan agreements with our bank lenders (the “Facility”), contain certain restrictions that could adversely affect our ability to implement our acquisition strategy.  Such restrictions include a provision prohibiting us from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lenders.  There can be no assurance that we will be able to obtain the lender’s consent to any of our proposed acquisitions.

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

Our business is highly competitive. We compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than us. Although many of our traditional distribution competitors are small enterprises selling to customers in a limited geographic area, we also compete with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by our SmartSource program.  Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than us. Our competitors include catalog suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.  Competitive pressures could adversely affect DXP’s sales and profitability.

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

The loss of any key supplier could adversely affect DXP’s sales and profitability.

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

A slowdown in the economy could negatively impact DXP’s sales growth.

Economic and industry trends affect DXP’s business.  Demand for our products is subject to economic trends affecting our customers and the industries in which they compete in particular.  Many of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy.  As a result, demand for our products could be adversely impacted by changes in the markets of our customers.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs and/or decreases in revenues.

The proper functioning of DXP’s information systems is critical to the successful operation of our business.  Although DXP’s information systems are protected through physical and software safeguards and remote processing capabilities exist, information systems are still vulnerable to natural disasters, power losses, telecommunication failures and other problems.  If critical information systems fail or are otherwise unavailable, DXP’s ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We own our headquarters facility in Houston, Texas, which has 48,000 square feet of office space. The MRO segment owns or leases 102 facilities located in Arkansas, California, Colorado, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wyoming. In addition, we operate supply chain installations in 75 of our customers’ facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin, as well as Ontario, Canada. The Electrical Contractor segment owns one service center facility in Tennessee.  Our owned facilities range from 5,000 square feet to 65,000 square feet in size. We lease facilities for terms generally ranging from one to seven years.  The leased facilities range from 2,000 square feet to 84,600 square feet in size.  The leases provide for periodic specified rental payments and certain leases are renewable at our option.  We believe that our facilities are suitable and adequate for the needs of our existing business.  We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. Two of the facilities owned by us are pledged to secure our indebtedness.

ITEM 3.  Legal Proceedings

On July 22, 2004, DXP and Ameron International Corporation, DXP’s vendor of fiberglass reinforced pipe, were sued in the Twenty-Fourth Judicial District Court, Parish of Jefferson, State of Louisiana by BP America Production Company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms.  BP American Production Company alleges negligence, breach of contract, breach of warranty and that damages exceed $20 million.  DXP believes the failures were caused by the failure of the pipe itself and not by work performed by DXP.  We intend to vigorously defend these claims.  Our insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.  The maximum amount of our insurance coverage, if any, is $6 million.  Under certain circumstances our insurance may not cover this claim.  DXP currently believes that losses related to this claim are not reasonably possible.

In 2003, we were notified that we had been sued in various state courts in Nueces County, Texas.  The twelve suits allege personal injury resulting from products containing asbestos allegedly sold by us.  The suits do not specify what products or the dates we allegedly sold the products.  The plaintiffs’ attorney has agreed to a global settlement of all suits for a nominal amount to be paid by our insurance carriers.  Settlement has been consummated as to 116 of the 133 plaintiffs, and the remaining settlements are in process.  The cases are all dismissed or dormant pending the remaining settlements.

From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of any of these various proceedings will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On December 31, 2007, at the Company’s annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class.

	Shares/Votes Voted For	Shares/Votes Withheld
David Little	5,773,359	99,971
Cletus Davis	5,539,823	333,507
Timothy P. Halter	5,802,224	71,106
Kenneth H. Miller	5,802,771	70,559
Charles R. Strader	5,496,768	376,562

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Market under the symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2007
First Quarter	$ 44.73	$ 28.21
Second Quarter	$ 53.88	$ 38.36
Third Quarter	$ 49.90	$ 30.40
Fourth Quarter	$ 53.25	$ 35.53

2006
First Quarter	$ 37.44	$ 16.61
Second Quarter	$ 59.24	$ 28.00
Third Quarter	$ 38.49	$ 20.60
Fourth Quarter	$ 36.61	$ 20.72

On March 13, 2008 we had approximately 489 holders of record for outstanding shares of our common stock.  This number does not include shareholders for whom shares are held in “nominee” or “street name”.

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

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US).  The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2002 and that all dividends were reinvested.

Issuer Purchase of Equity Securities

On October 24, 2007, DXP exchanged a note receivable from Mr. David Little with a value of $825,000, including accrued interest, for 20,049 shares of common stock owned by Mr. Little.  The shares were valued at the $41.14 per share closing price on October 24, 2007.

ITEM 6.  Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2007 has been derived from our audited consolidated financial statements.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2003	2004	2005	2006	2007
		(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 150,683	$ 160,585	$ 185,364	$ 279,820	$ 444,547
Gross Profit	38,549	39,431	49,714	78,622	125,692
Operating income	4,309	5,209	9,404	20,678	31,892
Income before income taxes	3,197	4,384	8,615	19,404	28,897
Net income	2,069	2,780	5,467	11,922	17,347
Per share amounts
Basic earnings per common share	$ 0.49	$ 0.67	$ 1.24	$ 2.34	$ 2.95
Common shares outstanding	4,072	4,027	4,349	5,063	5,849
Diluted earnings per share	$ 0.42	$ 0.50	$ 0.94	$ 2.08	$ 2.71
Common and common equivalent shares outstanding	4,920	5,509	5,789	5,732	6,391

Consolidated Balance Sheet Data	As of December 31,
	2003	2004	2005	2006	2007
Total assets	$ 48,375	$ 48,283	$ 72,920	$ 116,807	$ 286,166
Long-term debt obligations	16,675	14,925	25,109	35,174	101,989
Shareholders’ equity	10,076	12,876	19,589	35,718	101,511

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

General Overview

Our products and services are marketed in at least 36 states in the U.S. and one province in Canada to over 40,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and global economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.  During 2003, our performance was impacted negatively by the economic downturn, particularly the downturn in domestic manufacturing.  All of our increase in sales and gross profit for 2003 compared to 2002 was due to increased sales of products for offshore energy production.  Our employee headcount decreased by over ten percent during 2003 as we worked to bring our cost structure in line with our sales.  During 2004 the economy improved.  Our employee headcount decreased by approximately 1% during 2004. The majority of the 2004 sales increase came from increased sales of products for offshore energy production and general manufacturing.  During 2005 the general economy and the oil and gas exploration and production business continued to improve.  Our employee headcount increased by 17.9% as a result of two acquisitions and hiring additional personnel to support increased sales.  The majority of the 2005 sales increase came from a broad based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing.  Sales by the two businesses acquired in 2005 accounted for $7.3 million of the $24.8 million 2005 sales increase.  During 2006 the general economy and the oil and gas exploration and production business continued to be positive.  Our employee headcount increased by 45% a result of four acquisitions and hiring additional personnel to support increased sales.  The majority of the 2006 sales increase came from a broad based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing.  Sales by the four businesses acquired in 2006 accounted for $11.8 million of the $94.5 million 2006 sales increase. During 2007 the general economy and the oil and gas exploration and production business continued to be positive.  During 2007 the headcount increased by 112% primarily as a result of three acquisitions.  Sales by the three businesses acquired in 2007 accounted for $92.3 million of the $164.7 million sales increase.  The 2007 sales increase, excluding sales of businesses acquired in 2007, resulted from a broad based increase in sales by our service centers, innovative pumping solution locations and supply chain locations.

Our sales growth strategy in recent years has focused on internal growth and acquisitions. Key elements of our sales strategy include leveraging existing customer relationships by cross-selling new products, expanding product offerings to new and existing customers, and increasing business-to-business solutions using system agreements and supply chain solutions for our integrated supply customers. We will continue to review opportunities to grow through the acquisition of distributors and other businesses that would expand our geographic breadth and/or add additional products and services.  Our results will depend on our success in executing our internal growth strategy and, to the extent we complete any acquisitions, our ability to integrate such acquisitions effectively.

Our strategies to increase productivity include consolidated purchasing programs, centralizing product distribution centers, centralizing certain customer service and inside sales functions, converting selected locations from full warehouse and customer service operations to service centers, and using information technology to increase employee productivity.

Results of Operations

	Years Ended December 31,
	2005	%	2006	%	2007	%
	(in millions, except percentages and per share amounts)
Sales	$185.4	100.0	$ 279.8	100.0	$ 444.5	100.0
Cost of sales	135.7	73.2	201.2	71.9	318.8	71.7
Gross profit	49.7	26.8	78.6	28.1	125.7	28.3
Selling, general administrative expense	40.3	21.7	57.9	20.7	93.8	21.1
Operating income	9.4	5.1	20.7	7.4	31.9	7.2
Interest expense	1.0	0.5	2.0	0.7	3.3	0.7
Other income and minority interest	(0.2)	(0.1)	(0.7)	(0.2)	(0.3)	-
Income before income taxes	8.6	4.7	19.4	6.9	28.9	6.5
Provision for income taxes	3.1	1.7	7.5	2.7	11.6	2.6
Net income	$ 5.5	3.0%	$ 11.9	4.2%	$ 17.3	3.9%
Per share
Basic earnings per share	$ 1.24		$ 2.34		$ 2.95
Diluted earnings per share	$ 0.94		$ 2.08		$ 2.71

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

SALES.  Revenues for 2007 increased $164.7 million, or 58.9%, to approximately $444.5 million from $279.8 million in 2006.  Sales for the MRO segment increased $164.2 million, or 59.3% primarily due to a broad based increase in sales of pumps, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, food processing, agriculture,  mining, electricity generation and petrochemical processing.  Sales by the three acquisitions completed in 2007 accounted for $92.3 million of the 2007 sales increase.  Excluding sales of the acquired businesses, sales for the MRO segment increased 26.0%.  Sales for the Electrical Contractor segment increased $0.5 million, or 18.2%, to $3.3 million from $2.8 million for 2006.  The sales increase for the Electrical Contractor segment resulted from the sale of more commodity type electrical products.

GROSS PROFIT.  Gross profit for 2007 increased 59.9% compared to 2006.  Gross profit, as a percentage of sales, increased by approximately 0.2% for 2007, when compared to 2006.  Gross profit as a percentage of sales for the MRO segment increased to 28.2% in 2007 from 28.0% in 2006.  This increase can be primarily attributed to the implementation of various strategies to increase margins including pricing software and revised commission plans.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 37.1% for 2007, from 39.9% in 2006.  This decrease resulted from the sale of more lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for 2007 increased by approximately $35.9 million, or 61.9%, when compared to 2006.  The increase is primarily attributed to selling, general and administrative expenses of acquired businesses and increased gross profit.  The majority of our employees receive incentive compensation which is based upon gross profit.  As a percentage of revenue, the 2007 expense increased by approximately 0.4% to 21.1% from 20.7% for 2006.  This increase resulted from the $2.2 million increase in the amortization of intangibles associated with acquisitions.

OPERATING INCOME.  Operating income for 2007 increased by approximately $11.2 million, or 54.2%, when compared to 2006.  This increase was the net of a 55.7% increase in operating income for the MRO segment and a 10.7% decrease in operating income for the Electrical Contractor segment.  Operating income for the MRO segment increased as a result of increased gross profit, partially offset by increased selling, general, and administrative expense.  Operating income for the Electrical Contractor segment decreased as a result of increased gross profit, which was more than offset by increased selling, general and administrative costs.

INTEREST EXPENSE.  Interest expense for 2007 increased by 72.1% from 2006.  This increase resulted from the combination of increased debt to fund acquisitions and internal growth and an approximate 14 basis point increase in prime and LIBOR market interest rates for 2007 compared to 2006.

OTHER INCOME.  Other income for 2007 decreased to $0.3 million from $0.7 million for 2006 as a result of gains recorded on sales of equipment and real estate during 2006.

INCOME TAXES.  Our provision for income taxes differed from the U. S. statutory rate of 35% due to state income taxes and non-deductible expenses.  Our effective tax rate for 2007 increased to 40.0% from 38.6% for 2006 primarily because the statutory rate for DXP increased to 35% from 34% as a result of increased taxable income and as a result of increased state income taxes.  State income taxes increased as a result of increased operations in higher tax states.

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

We generated approximately $13.5 million of cash in operating activities in 2007 as compared to breaking even in 2006. This change between the two years was primarily attributable to the $5.4 million increase in net income in 2007 compared to 2006, a smaller increase in inventory in 2007 compared to 2006 and an increased amount of amortization in 2007 compared to 2006.

We paid $125.9 million of cash to purchase businesses in 2007 compared to $12.1 million in 2006.

We purchased approximately $1.9 million of capital assets during 2007 compared to $2.4 million for 2006.  Capital expenditures during 2007 and 2006 were related primarily to computer equipment, computer software, inventory handling equipment, and building improvements. Capital expenditures for 2008 are expected to exceed the 2007 amount.

At December 31, 2007, our total long-term debt was $106.2 million compared to total capitalization (total long-term debt plus shareholders’ equity) of $207.7 million.  Approximately $101.1 million of this outstanding debt bears interest at various floating rates.  Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $2.0 million.

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

During 2007, the amount available to be borrowed under our credit facility increased from $13.6 million at December 31, 2006 to $17.1 million at December 31, 2007.  The increase in availability is the result of our new credit facility which allows us to borrow a higher percentage of our assets compared to our previous credit facility.  Our total long-term debt increased $68.2 million during 2007.  The increased borrowings were used primarily to fund acquisitions. Management believes that the liquidity of our balance sheet at December 31, 2007, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B preferred stock dividend payments during 2008.

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

The Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime plus a margin of 0.00% to 0.25%.  At December 31, 2007, the LIBOR based rate was LIBOR plus 125 basis points.  At December 31, 2007, the prime based rate was prime plus .25 percent.  At December 31, 2007, $94.2 million was outstanding under the Credit Facility. At December 31, 2007, $90.0 million was borrowed at an interest rate of 6.5% under the LIBOR option and $4.2 million was borrowed at an interest rate of 7.5% under the prime option.  Commitment fees of 0.125% to 0.25% per annum are payable on the portion of the Credit Facility capacity not in use for borrowings at any given time.  At December 31, 2007 the commitment fee was 0.25%.  At December 31, 2007, we were in compliance with all covenants.  At December 31, 2007, we had $17.1 million available for borrowings under the Credit Facility.

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

Leverage Ratio - The Credit Facility requires that the DXP’s ratio of Indebtedness to EBITDA, determined on a rolling four quarters basis, not to exceed 3.5 to 1.0 as of each quarter end until and including September 30, 2009 and 3.0 to 1.0 as of each quarter end after September 30, 2009.  Indebtedness includes the sum of all obligations for borrowed money, all capital lease obligations, all guarantees of indebtedness of others and all outstanding letters of credit.

Borrowings
	December 31,		Increase (Decrease)
	2006	2007
	(in Thousands)
Current portion of long-term debt	$ 2,771	$ 4,200	$ 1,429
Long-term debt, less current portion	35,174	101,989	66,815
Total long-term debt	$ 37,945	$ 106,189	$ 68,244(2)
Amount available (1)	$ 13,601	$ 17,116	$ 3,515(3)
(1) Represents amount available to be borrowed under our credit facility at the indicated date.
(2) The funds obtained from the increase in long-term debt were primarily used to complete three acquisitions.
(3) The $3.5 million increase in the amount available is primarily a result of our new credit facility which allows us to borrow a higher percentage of our assets compared to our previous credit facility.

Performance Metrics
	December 31,		Increase
	2006	2007	(Decrease)
Days of sales outstanding (in days)	50.2	48.2	(2.0)
Inventory turns	5.9	5.8	(0.1)
Results for businesses acquired in 2006 and 2007 were annualized to compute these performance metrics.

Accounts receivable days of sales outstanding were 48.2 at December 31, 2007 compared to 50.2 days at December 31, 2006.  The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.  Annualized inventory turns were 5.8 times at December 31, 2007 compared to 5.9 times at December 31, 2006.  The decline in inventory turns resulted from decisions made by inventory management to increase inventory to support increased sales to purchase inventory before price increases and to react to longer lead times.

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

Contractual Obligations

The impact that our contractual obligations as of December 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion (1)	$106,189	$ 4,200	$5,609	$ 94,745	$ 1,635
Operating lease obligations	27,612	7,313	11,196	5,790	3,313
Estimated interest payments (2)	1,446	596	570	229	51
Total	$135,247	$ 12,109	$17,375	$100,764	$ 4,999

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2007. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under this facility fluctuate.  The amounts of interest incurred for borrowings under the revolving lines of credit were $755,000, $1,301,000 and $2,595,000 for 2005, 2006 and 2007, respectively.  Management anticipates an increased level of interest payments on the Facility in 2008 as a result of increased debt levels.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2007, we were not involved in any unconsolidated SPE transactions.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations, income taxes, self-insured liability claims and self-insured medical claims.  Actual results could differ from those estimates. Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company’s results of operations from period-to-period.

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

Self-insured Insurance Claims

We accrue for the estimated loss on self-insured liability claims.  The accrual is adjusted quarterly based upon reported claims information.  The actual cost could deviate from the recorded estimate.

Self-insured Medical Claims

We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents.  The accrual is adjusted monthly based on recent claims experience.  The actual claims could deviate from recent claims experience and be materially different from the reserve.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples.  As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred.  We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2007.

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

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in 2006 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

No future grants will be made under the Company’s stock option plans.  The Company now uses restricted stock for share-based compensation programs.  Compensation expense recognized for restricted stock and stock options in the years ended December 31, 2006 and 2007 was $220,000 and $591,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $864,000 and $3,264,000, respectively, at December 31, 2006 and 2007.  As of December 31, 2007, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 43.1 months.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at December 31, 2007, a 100 basis point increase in interest rates would increase our annual interest expense by $1.0 million.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2008	2009	2010	2011	2012	There- after	Total	Fair Value
Fixed Rate Long- term Debt	$ 1,915	$ 1,165	$ 130	$ 106	$ 113	$ 1,635	$ 5,064	$ 5,064
Average Interest Rate	5.71%	5.7%	5.83%	6.24%	6.25%	6.25%
Floating Rate Long-term Debt	$ 2,285	$2,301	$2,013	$ 333	$94,193	-	$101,125	$101,125
Average Interest Rate (1)	5.70%	5.72%	5.68%	5.25%	6.55%
Total Maturities	$ 4,200	$3,466	$ 2,143	$ 439	$94,306	$ 1,635	$106,189	$106,189
(1) Assumes floating interest rates in effect at December 31, 2007

ITEM 8.  Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc., and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DXP Enterprises, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee  of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, during the year ended December 31, 2006.

Hein & Associates LLP
Houston, Texas

March 17, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2007 have issued an attestation report on the Company’s internal control over financial reporting, which appears on page 21.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in the COSO Framework.

The Company has excluded Precision Industries, Inc. and the businesses of Delta Process Equipment and Indian Fire and Safety from its assessment of internal control over financial reporting as of December 31, 2007.  Precision Industries, Inc. and the businesses of Delta Process Equipment and Indian Fire & Safety were acquired by the Company in purchase business combinations during 2007.  The total assets and revenues of Precision Industries, Inc. and the businesses of Delta Process Equipment and Indian Fire and Safety represent approximately 26% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

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
Houston, Texas

We have audited DXP Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DXP Enterprises, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion.

As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company has excluded Precision Industries, Inc., Delta Process Equipment, Inc. and Indian Fire & Safety from its assessment of internal control over financial reporting as of December 31, 2007. Precision Industries, Inc., Delta Process Equipment, Inc. and Indian Fire & Safety were acquired by the Company in purchase business combinations during 2007. We have also excluded Precision Industries, Inc., Delta Process Equipment, Inc. and Indian Fire & Safety from our audit of internal control over financial reporting. The total assets and revenues of Precision Industries, Inc., Delta Process Equipment, Inc. and Indian Fire & Safety represent approximately 26% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Hein & Associates LLP
Houston, Texas

March 17, 2008

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash	$ 2,544	$ 3,978
Trade accounts receivable, net of allowances for doubtful accounts
of $1,482 in 2006 and $2,131 in 2007	40,495	79,969
Inventories, net	37,310	84,196
Prepaid expenses and other current assets	652	1,650
Federal income taxes recoverable	1,042	-
Deferred income taxes	1,087	1,791
Total current assets	83,130	171,584
Property and equipment, net	9,944	17,119
Goodwill	16,964	60,849
Other intangibles, net of accumulated amortization of $538 in 2006 and $3,242 in 2007	6,464	35,852
Other assets	305	762
Total assets	$ 116,807	$ 286,166
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,771	$ 4,200
Trade accounts payable	25,706	55,020
Accrued wages and benefits	6,490	10,001
Customer advances	3,924	3,684
Federal income taxes payable	-	1,708
Other accrued liabilities	4,770	5,654
Total current liabilities	43,661	80,267
Long-term debt, less current portion	35,174	101,989
Deferred income taxes	2,242	2,387
Minority interest in consolidated subsidiary	12	12
Commitments and contingencies (Note 9)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2007); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2007); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,124,134 and 6,322,072 shares issued and outstanding, respectively.	51	63
Paid-in capital	6,147	54,697
Retained earnings	30,303	47,560
Note receivable from David R. Little, CEO	(799)	-
Treasury stock; 20,049 common shares, at cost	-	(825)
Total shareholders’ equity	35,718	101,511
Total liabilities and shareholders’ equity	$ 116,807	$ 286,166
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2005	2006	2007
Sales	$ 185,364	$ 279,820	$ 444,547
Cost of sales	135,650	201,198	318,855
Gross profit	49,714	78,622	125,692
Selling, general and administrative expense	40,310	57,944	93,800
Operating income	9,404	20,678	31,892
Other income	56	651	349
Interest expense	(1,000)	(1,943)	(3,344)
Minority interest in loss of consolidated subsidiary	155	18	-
Income before provision for income taxes	8,615	19,404	28,897
Provision for income taxes	3,148	7,482	11,550
Net income	5,467	11,922	17,347
Preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$ 5,377	$ 11,832	$ 17,257

Per share and share amounts
Basic earnings per common share	$ 1.24	$ 2.34	$ 2.95
Common shares outstanding	4,349	5,063	5,849
Diluted earnings per share	$ 0.94	$ 2.08	$ 2.71
Common and common equivalent shares outstanding	5,789	5,732	6,391
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2005, 2006 and 2007 (In Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Share- holders	Total
BALANCES AT DECEMBER 31, 2004	$ 1	$ 18	$ 41	$ 2,489	$ 13,094	$(1,797)	$ (970)	$ 12,876
Collections on notes receivable	-	-	-	-	-	-	40	40
Dividends paid	-	-	-	-	(90)	-	-	(90)
Cancellation of Series B Preferred Stock in Treasury	-	(3)	-	(267)	-	270	-	-
Purchase of 6,500 shares of common stock	-	-	-	-	-	(95)	90	(5)
Exercise of stock options for 1,122,175 shares of common stock	-	-	7	(328)	-	1,622	-	1,301
Net income	-	-	-	-	5,467	-	-	5,467
BALANCES AT DECEMBER 31, 2005	1	15	48	1,894	18,471	-	(840)	19,589
Collections on notes receivable	-	-	-	-	-	-	41	41
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock and stock options	-	-	-	220	-	-	-	220
Issuance of 23,613 shares of common stock	-	-	-	424	-	-	-	424
Exercise of stock options for 305,119 shares of common stock	-	-	3	3,609	-	-	-	3,612
Net income	-	-	-	-	11,922	-	-	11,922
BALANCES AT DECEMBER 31, 2006	1	15	51	6,147	30,303	-	(799)	35,718
Exchange of note receivable for 20,049 shares of common stock	-	-	-	-	-	(825)	799	(26)
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock and stock options	-	-	-	591	-	-	-	591
Exercise of stock options for 199,955 shares of common stock	-	-	2	3,396	-	-	-	3,398
Sale of 1,000,000 shares from public offering	-	-	10	44,563	-	-	-	44,573
Net income	-	-	-	-	17,347	-	-	17,347
BALANCES AT DECEMBER 31, 2007	$ 1	$ 15	$ 63	$54,697	$47,560	$(825)	-	$101,511
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,467	$ 11,922	$ 17,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities – net of acquisitions
Depreciation	990	1,216	2,258
Amortization	-	538	2,704
Deferred income taxes	306	(103)	(559)
Compensation expense from stock options and restricted stock	-	220	591
Tax benefit related to exercise of stock options	(188)	(3,318)	(3,197)
Gain on sale of property and equipment	-	(564)	(8)
Minority interest in loss of consolidated subsidiary	(155)	(18)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(7,650)	(7,046)	(9,253)
Inventories	(2,574)	(11,650)	(6,882)
Prepaid expenses and other assets	(3,089)	(2,553)	3,263
Accounts payable and accrued expenses	5,470	11,341	7,212
Net cash provided by (used in) operating activities	(1,423)	(15)	13,476
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(572)	(2,363)	(1,902)
Purchase of businesses, net of cash acquired	(6,069)	(12,075)	(125,869)
Proceeds from the sale of property and equipment	937	2,181	8
Net cash used in investing activities	(5,704)	(12,257)	(127,763)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	145,231	87,715	191,779
Principal payments on revolving line of credit, long-term debt and notes payable	(136,755)	(77,600)	(123,940)
Dividends paid in cash	(90)	(90)	(90)
Proceeds from exercise of stock options	874	584	202
Proceeds from sale of common stock	-	424	44,573
Payments for employee taxes related to exercise of stock options	(3,906)	-	-
Tax benefit related to exercise of stock options	-	3,172	3,197
Collections on notes receivable from shareholders	40	41	-
Net cash provided by financing activities	5,394	14,246	115,721
INCREASE (DECREASE) IN CASH	(1,733)	1,974	1,434
CASH AT BEGINNING OF YEAR	2,303	570	2,544
CASH AT END OF YEAR	$ 570	$ 2,544	$ 3,978
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	$ 984	$ 1,844	$ 3,158
Income taxes	$ 875	$ 3,329	$ 5,879
Cash income tax refunds	$ 36	$ 470	$ 20
Noncash activities:  Changes in operating assets and liabilities exclude the $4.5 million after tax benefit of tax deductions related to stock option exercises in 2005 and the $0.8 million exchange of a note receivable for 20,049 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DXP Enterprises, Inc. and subsidiaries (“DXP” or the “Company”), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is engaged in the business of distributing maintenance, repair and operating products, equipment and service to industrial customers.  The Company is organized into two segments:  Maintenance, Repair and Operating (MRO) and Electrical Contracting.  See Note 12 for discussion of the business segments.

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

The Company has trade receivables from a diversified customer base in the rocky mountain, midwestern, southeastern and southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral.  Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectibility of all such accounts.  No customer represents more than 10% of consolidated sales.

Inventories

Inventories consist principally of finished goods and are priced at lower of cost or market, cost being determined using the first-in, first-out (FIFO) and the last-in, first-out (LIFO) method, depending on location.  Reserves are provided against inventories for estimated obsolescence based upon the aging of the inventories and market trends.

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

The principal estimated useful lives used in determining depreciation are as follows:

Buildings                                                                20 – 39 years
Building improvements                                        10 – 20 years
Furniture, fixtures and equipment                        3 – 10 years
Leasehold improvements                                      over the shorter of the estimated useful life or the term of the related lease

Federal Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.

Cash and Cash Equivalents

The Company’s presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of ninety days or less at time of purchase.

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments at December 31, 2006 and 2007 is as follows (in thousands):

	2006		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$ 2,544	$ 2,544	$ 3,978	$ 3,978
Note receivable from David R. Little, CEO	799	633	-	-
Long-term debt, including current portion	37,945	37,945	106,189	106,189

The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.  The carrying amounts of accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in each period ended after January 1, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the years ended December 31, 2006 and 2007 of $8,600 and zero, respectively, all of which was recorded to operating expenses. No future grants will be made under the Company’s stock option plans.  The Company now uses restricted stock for share-based compensation programs.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over periods equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits from deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). The Company has presented its income tax benefit from stock based compensation as a financing activity in the Consolidated Statements of Cash Flows, in the amount of $3.2 million in each of 2006 and 2007.

Prior to 2006 the Company elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 148 required the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB No. 25, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.  No compensation expense was recognized under APB No. 25 during the year ended December 31, 2005.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and was determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options issued in 2005: risk-free interest rate of 4.14%; expected lives of five to ten years, assumed volatility of 75%; and no expected dividends.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 148 had been applied for the year ended December 31, 2005.  The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment.

For the year ended December 31, 2005 (in thousands, except per share amounts)
Pro forma impact of fair value method (FAS 148)
Reported net income attributable to common shareholders	$5,377
Less: fair value impact of employee stock compensation	(115)
Pro forma net income attributable to common shareholders	$5,262

Earnings per common share
Basic – as reported	$ 1.24
Diluted – as reported	$ 0.94
Basic – pro forma	$ 1.21
Diluted – pro forma	$ 0.92

Revenue Recognition

Revenues recognized include product sales and billings for freight and handling charges. The Company recognizes product sales and billings for freight and handling charges when an agreement is in place, price is fixed, title for product passes to the customer or services have been provided, and collectibility is reasonably assured. Shipping and handling costs are included in cost of sales.  Revenues are recorded net of sales taxes.

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

The Company purchases insurance for catastrophic exposures and those risks required to be insured by law.  The Company retains a portion of the risk for medical claims, general liability, worker’s compensation and property losses.  The various deductibles per our insurance policies generally do not exceed $200,000 per occurrence.  There are also certain risks for which the Company does not maintain insurance.  The Company accrues for the estimated outstanding balance of unpaid medical claims for our employees and their dependents based upon recent claims experience.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates; costs of capital and estimates of market multiples.  As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred.  We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2006 or 2007.

At December 31, 2006, $17.0 million and $6.5 million (net of $0.5 million of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  At December 31, 2007, $60.8 million and $35.9 million (net of $3.2 million of amortization) of total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  The $43.9 million increase in goodwill and the $29.4 million increase in other intangibles from December 31, 2006 to December 31, 2007 results from recording the estimated intangibles for the acquisitions of Delta Process Equipment, Precision Industries, Inc., and Indian Fire and Safety and changes in the estimates of intangibles for businesses acquired during 2006.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

The changes in the carrying amount of goodwill and other intangibles for 2006 and 2007 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Net balance as of January 1, 2006	$ 7,436	$ 7,436	$ -
Acquired during the year	16,530	16,530	-
Adjustments to prior year estimates	-	(7,002)	7,002
Amortization	(538)	-	(538)
Balance as of December 31, 2006	$ 23,428	$ 16,964	$ 6,464
Acquired during the year	75,286	48,067	27,219
Adjustments to prior year estimates	691	(4,182)	4,873
Amortization	(2,704)	-	(2,704)
Balance as of December 31, 2007	$ 96,701	$ 60,849	$ 35,852

A summary of amortizable other intangible assets follows (in thousands):

	As of December 31, 2006		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 3,773	$ (205)	$ 3,773	$ (393)
Customer relationships	3,229	(333)	33,804	(2,632)
Non-compete agreements	-	-	1,517	(217)
Total	$ 7,002	$ (538)	$ 39,094	$ (3,242)

The estimated future annual amortization of intangible assets for each of the next five years follows (in thousands):

2008	$4,885
2009	$4,875
2010	$4,685
2011	$4,410
2012	$4,398

The weighted average useful lives of acquired intangibles related to vendor agreements, customer relationships, and non-compete agreements are 20 years, 8.0 years and 3.1 years, respectively.  The weighted useful life of amortizable intangible assets in total is 8.0 years.

Of the $96.7 million net balance of goodwill and other intangibles at December 31, 2007, $90.2 million is expected to be deductible for tax purposes.

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

Impairment of Long-Lived Assets

The Company determines the realization of goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and its other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Under SFAS No. 142, the Company determines fair value using capitalization of earnings estimates and market valuation multiples for each reporting unit.  Under SFAS No. 144, the Company compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to such assets, as well as evaluates other factors such as business trends and general economic conditions. In the event that the carrying value exceeds the future undiscounted cash flows, the Company records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.

Comprehensive Income

DXP’s comprehensive income is equal to DXP’s net income.  Comprehensive income includes net income, foreign currency translation adjustments and unrecognized gains (losses) on postretirement and other employment-related plans.

2.  NEW ACCOUNTING PRONOUNCEMENTS:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2002.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest is insignificant and there are no penalties accrued at December 31, 2007.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, result of operations or cash flows.

In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued.  SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities.  SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements.  The effective date for the Company is January 1, 2008. The Company is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R).  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The statement is effective for fiscal years beginning after December 15, 2008, and will be applied to acquisitions after adoption by the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The statement is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact that adoption of SAFS No. 160 may have on its results of operations or financial position.

3.  ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.  Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition.  The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. Any contingent purchase price will increase goodwill when paid.

On August 20, 2005, the Company paid approximately $2.4 million to purchase the assets of a pump remanufacturer.  The Company made this acquisition to enhance its ability to meet customer needs for shorter lead times on selected pumps.  The Company assumed $1.0 million of liabilities and gave a $0.5 million credit to the seller to use to purchase maintenance, repair and operating supplies from the Company.  The $2.4 million cash portion was financed using funds available under the Company’s credit facility.

On December 1, 2005, the Company purchased 100% of R. A. Mueller, Inc. to expand geographically into Ohio, Indiana, Kentucky and West Virginia.  The Company paid $7.3 million ($3.65 million cash and $3.65 million in promissory notes payable to the former owners) and assumed approximately $1.6 million of debt and $1.9 million of accounts payable and other liabilities.  The cash portion was financed using funds available under the Company’s credit facility.

The initial purchase price allocation for the 2005 acquisitions was adjusted in 2006 to allocate $7.0 million of purchase price to intangibles other than goodwill and record an additional note payable of $1.0 million.

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech.  DXP acquired these businesses to strengthen DXP’s position with upstream oil and gas and pipeline customers.  DXP paid approximately $8.1 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities.  The purchase price consisted of approximately $4.6 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses.  In addition, DXP may pay up to an additional $2.0 million contingent upon earnings over the next five years.  The cash portion was funded by utilizing available capacity under DXP’s credit facility. The promissory notes, which are subordinated to DXP’s  credit facility, bear interest at prime minus 2%.

On October 11, 2006, DXP completed the acquisition of the business of Safety International, Inc.  DXP acquired this business to strengthen DXP’s expertise in safety products.  DXP paid $2.2 million in cash for the business of Safety International, Inc.  The purchase price was funded by utilizing available capacity under DXP’s credit facility.

On October 19, 2006, DXP completed the acquisition of the business of Gulf Coast Torch & Regulator, Inc.  DXP acquired this business to strengthen DXP’s expertise in the distribution of welding supplies.  DXP paid approximately $5.5 million, net of $0.5 million of acquired cash, for the business of Gulf Coast Torch & Regulator, Inc. and assumed approximately $0.2 million worth of debt. Approximately $3.5 million of the purchase price was paid in cash funded by utilizing available capacity under DXP’s credit facility.  $2.0 million of the purchase price was paid by issuing promissory notes payable to the former owners of Gulf Coast Torch & Regulator.  The promissory notes, which are subordinated to DXP’s credit facility, bear interest at prime minus 1.75%.

On November 1, 2006, DXP completed the acquisition of the business of Safety Alliance. DXP acquired this business to strengthen DXP’s expertise in safety products.  DXP paid $2.3 million in cash for the business of Safety Alliance.  The purchase price was funded by utilizing available capacity under DXP’s  credit facility.

The allocation of purchase price for all acquisitions completed in 2006 was preliminary in the December 31, 2006 consolidated balance sheet.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2006 as reflected in the December 31, 2006 consolidated financial statements (in thousands):

Cash	$ 1,018
Accounts Receivable	4,169
Inventory	2,847
Property and equipment	1,158
Goodwill and intangibles	13,512
Other assets	348
Assets acquired	23,052
Current liabilities assumed	(3,661)
Non-current liabilities assumed	(788)
Net assets acquired	$18,603

The initial purchase price allocation for the 2006 acquisitions was adjusted in 2007 to allocate $4.9 million of purchase price to intangibles other than goodwill and record $0.7 million of additional purchase price.

On May 4, 2007, DXP completed the acquisition of the business of Delta Process Equipment, Inc. DXP paid $10.0 million in cash for the business of Delta Process Equipment, Inc. DXP acquired this business to diversify DXP’s customer base in the municipal, wastewater and downstream industrial pump markets.  The purchase price was funded by utilizing available capacity under DXP’s credit facility.

On September 10, 2007, DXP completed the acquisition of Precision Industries, Inc. DXP acquired this business to expand DXP’s geographic presence and strengthen DXP’s integrated supply offering.  The Company paid $106 million in cash for Precision Industries, Inc.  The purchase price was funded using approximately $24 million of cash on hand and approximately $82 million borrowed from a new $130 million credit facility.

On October 19, 2007, DXP completed the acquisition of the business of Indian Fire & Safety.  DXP acquired this business to strengthen DXP’s expertise in safety products and services in New Mexico and Texas.  DXP paid $6.0 million in cash, $3.0 million in the form of a promissory note and $3.0 million in future payments contingent upon earnings for the business of Indian Fire & Safety.  The cash portion was funded by utilizing available capacity under DXP’s credit facility.

The allocation of purchase price for all acquisitions completed in 2007 is preliminary in the December 31, 2007 and the consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2007 as reflected in the December 31, 2007 consolidated financial statements (in thousands):

2007
Cash	$ 643
Accounts Receivable	29,348
Inventory	34,204
Property and equipment	7,532
Goodwill and intangibles	83,440
Other assets	2,628
Assets acquired	157,795
Current liabilities assumed	(28,052)
Non-current liabilities assumed	(317)
Net assets acquired	$129,426

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2007 and 2006, assuming the purchases completed in 2006 and 2007 were consummated as of January 1 of each year follows:

	Years Ended December 31,
	2006	2007
	(Unaudited)
	In Thousands, except for per share data

Net sales	$633,088	$648,745
Net income	$ 14,846	$ 18,294
Per share data
Basic earnings	$ 2.91	$ 3.12
Diluted earnings	$ 2.59	$ 2.87

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2005 and 2006, assuming the purchases actually completed in 2005 and 2006 were consummated as of January 1 of each year follows:

	Years Ended December 31,
	2005	2006
	(Unaudited)
	In Thousands, except for per share data

Net sales	$229,162	$304,835
Net income	$ 6,544	$ 12,970
Per share data
Basic earnings	$ 1.48	$ 2.55
Diluted earnings	$ 1.13	$ 2.26

4.  INVENTORIES:

The Company uses the LIFO method of inventory valuation for approximately 79 percent and 46 percent of its inventories at December 31, 2006 and 2007, respectively. Remaining inventories, consisting primarily of used equipment, work in process, products used to fabricate, repair and remanufacture customer specific pump packages and inventories of businesses acquired during 2007 are accounted for using the FIFO method. The reconciliation of FIFO inventory to LIFO basis is as follows:

	December 31,
	2006	2007
	(in Thousands)
Finished goods	$39,204	$86,203
Work in process	3,030	4,002
Inventories at FIFO	42,234	90,205
Less – LIFO allowance	(4,924)	(6,009)
Inventories	$37,310	$84,196

5.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2006	2007
	(in Thousands)
Land	$1,809	$1,809
Buildings and leasehold improvements	6,808	7,120
Furniture, fixtures and equipment	8,010	17,131
	16,627	26,060
Less – Accumulated depreciation and amortization	(6,683)	(8,941)
	$9,944	$17,119

6.  LONG-TERM DEBT:Long-term debt consisted of the following:

	December 31,
	2006	2007
	(in Thousands)
Line of credit	$26,179	$94,193
Unsecured notes payable to individuals, 3.46% to 4.32% at December 31, 2007, midterm federal rate adjusted annually, payable in monthly or quarterly installments through November 2010	347	213
Unsecured notes payable to individuals, subordinate to credit facility, 6.0%, payable in monthly installments through December 2009	3,057	2,108
Unsecured notes payable to individuals, subordinate to credit facility at variable rates (5.25% to 6.5% at December 31, 2007) payable in monthly installments through June 2011	5,063	3,969
Unsecured note payable to an individual, subordinate to credit facility at variable rates (5.50% at December 31, 2007) payable in monthly installments through November 2010	-	2,750
Mortgage loans payable to financial institutions, 6.25% collateralized by real estate, payable in monthly installments through January 2013	2,221	2,138
Other notes	1,078	818
	37,945	106,189
Less: Current portion	(2,771)	(4,200)
	$35,174	$101,989

On September 10, 2007, DXP entered into a credit agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lead arranger and administrative agent. The Credit Facility consists of a credit facility that provides a $130 million line of credit to DXP.  This new line of credit replaced DXP’s prior credit facility.  The new Credit Facility expires on September 10, 2012.

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

The Credit Facility is secured by receivables, inventory, fixed assets and intangibles. The Credit Facility contains customary affirmative and negative covenants as well as financial covenants that are measured quarterly and require that DXP comply with certain financial covenants described below.

The Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime plus a margin of 0.00% to 0.25%.  At December 31, 2007, the LIBOR based rate was LIBOR plus 125 basis points.  At December 31, 2007, the prime based rate was prime plus .25 percent.  At December 31, 2007, $94.2 million was outstanding under the Credit Facility.  At December 31, 2007, $90.0 million was borrowed at an interest rate of 6.5% under the LIBOR option and $4.2 million was borrowed at an interest rate of 7.5% under the prime option.  Commitment fees of 0.125% to 0.25% per annum are payable on the portion of the Credit Facility capacity not in use for borrowings at any given time.  At December 31, 2007 the commitment fee was 0.25%.  At December 31, 2007, we were in compliance with all covenants.  At December 31, 2007, we had $17.1 million available for borrowings under the Credit Facility.

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

Leverage Ratio - The Credit Facility requires that the DXP’s ratio of Indebtedness to EBITDA, determined on a rolling four quarters basis, not exceed 3.5 to 1.0 as of each quarter end until and including December 31, 2009 and 3.0 to 1.0 as of each quarter end after September 30, 2009.  Indebtedness includes the sum of all obligations for borrowed money, all capital lease obligations, all guarantees of indebtedness of others and all outstanding letters of credit.

The Credit Facility prohibits the payment of dividends on the Company’s common stock.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2008	4,200
2009	3,466
2010	2,143
2011	439
2012	94,306
Thereafter	1,635
$106,189

7.  INCOME TAXES:

The provision for income taxes consists of the following:

	Years Ended December 31,
	2005	2006	2007
	(in Thousands)
Current -
Federal	$ 2,749	$ 6,545	$ 10,939
State	93	1,040	1,170
	2,842	7,585	12,109
Deferred	306	(103)	(559)
	$ 3,148	$ 7,482	$ 11,550

The difference between income taxes computed at the federal statutory income tax rate (34% for 2005 and 2006 and 35% for 2007) and the provision for income taxes is as follows:

	Years Ended December 31,
	2005	2006	2007
	(in Thousands)
Income taxes computed at federal statutory rate	$ 2,929	$ 6,597	$ 10 ,114
State income taxes, net of federal benefit	61	686	760
Other	158	199	676
	$ 3,148	$ 7,482	$ 11,550

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2006	2007
	(in Thousands)
Net current assets	$ 1,087	$ 1,791
Net non-current liabilities	(2,242)	(2,387)
Net assets (liabilities)	$ (1,155)	$ (596)

Deferred tax liabilities and assets were comprised of the following:

	December 31,
	2006	2007
	(in Thousands)
Deferred tax assets:
Goodwill	$ 561	$ 473
Allowance for doubtful accounts	519	746
Inventories	244	451
State net operating loss carryforwards	41	33
Accruals	247	310
Other	312	425
Total deferred tax assets	1,924	2,438
Less valuation allowance	(41)	(33)
Total deferred tax assets, net of valuation allowance	1,883	2,405
Deferred tax liabilities
Goodwill	(215)	(381)
Intangibles	(2,262)	(2,089)
Property and equipment	(461)	(431)
Other	(100)	(100)
Net deferred tax asset (liability)	$ (1,155)	$ (596)

The Company has certain state tax net operating loss carryforwards aggregating approximately $0.7 million before tax, which expire in years 2008 through 2020.  A valuation allowance has been recorded to offset the deferred tax asset related to these state tax net operating loss carryforwards.  The valuation allowance represents a provision for the uncertainty as to the realization of these carryforwards. The valuation allowance decreased by $34,000, $3,000 and $8,000 in the years ended December 31, 2005, 2006 and 2007, respectively.

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

Restricted Stock

Under a restricted stock plan approved by DXP’s shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of December 31, 2007 vest 20% each year for five years after the date of grant, 33.3% each year for three years after the grant date or 10% each year for ten years after the grant date.  The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date.  Prior to July 24, 2006, the Restricted Stock Plan provided that on each July 1 during the term of the plan each non-employee director of DXP would be granted 3,000 shares of restricted stock which will vest one year after the grant date.  On July 24, 2006, the Restricted Stock Plan was amended to grant to each non-employee director of DXP the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized, granted and available for future grant under the Restricted Stock Plan at December 31, 2007:

Number of shares authorized for grants	300,000
Number of shares granted	124,258
Number of shares available for future grants	175,742
Weighted-average grant price of granted shares	$ 32.72

Changes in non-vested restricted stock for 2006 and 2007 were as follows:

	Number Of Shares	Weighted Average Grant Price
Outstanding at December 31, 2005	-	-
Granted	43,698	$ 24.66
Outstanding at December 31, 2006	43,698	$ 24.66
Granted	80,560	$ 37.09
Vested	(18,032)	$ 27.31
Outstanding at December 31, 2007	106,226	$ 33.63

Compensation expense recognized for restricted stock in the years ended December 31, 2006 and 2007 was $213,000 and $591,000, respectively.  Related income tax benefits recognized in earnings were approximately $85,000 and $236,000 in 2006 and 2007, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $864,000 and $3,264,000, respectively, at December 31, 2006 and 2007.  As of December 31, 2007, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 43.1 months.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-Term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorized the grant of options to purchase 900,000, 330,000 and 200,000 shares of the Company’s common stock, respectively.  In accordance with these stock option plans that were approved by the Company’s shareholders, options were granted to key personnel for the purchase of shares of the Company’s common stock at prices not less than the fair market value of the shares on the dates of grant.  Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. No future grants will be made under these stock option plans.  Activity during 2005, 2006 and 2007 with respect to the stock options follows:

	Shares	Options Price Per Share	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,723,367	$ 0.65 - $ 12.00	$1.90
Granted at market price	30,000	$ 6.72 - $ 6.72	$6.72	$5.43
Exercised	(1,122,175)	$ 0.65 - $ 12.00	$2.19
Cancelled or expired	(9,762)	$ 12.00 - $ 12.00	$12.00
Outstanding at December 31, 2005	621,430	$ 0.92 - $ 12.00	$2.10
Exercised	(305,119)	$ 1.00 - $ 12.00	$l.28
Cancelled or expired	(5,130)	$ 12.00 - $ 12.00	$12.00
Outstanding at December 31, 2006	311,181	$ 0.92 - $ 6.72	$1.41		$10,464,000
Exercised	(199,955)	$ 0.92 - $ 2.50	$1.00
Outstanding and exercisable at December 31, 2007	111,226	$ 1.00 - $ 6.72	$2.15		$ 4,953,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised 2006 and 2007, was approximately $8.6 million and $8.5 million, respectively. Cash received from stock options exercised during 2006 and 2007 was $584,000 and $202,000, respectively.

Stock options outstanding and currently exercisable at December 31, 2007 are as follows:

Options Outstanding and Exercisable
		Weighted Average
		Remaining	Weighted
Range of	Number	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price
$1.00 to $2.50	91,226	2.3	$ 1.39
$4.53 to $6.72	20,000	6.9	5.62
	111,226	3.2	2.15

The options outstanding at December 31, 2007, expire between January 2009 and May 2015. The weighted average remaining contractual life was 4.9 years, 4.9 years and 3.2 years at December 31, 2005, 2006 and 2007, respectively.

Certain Equity Related Transactions

In 2005, DXP purchased 6,500 shares of common stock from James Webster, an employee, for approximately $94,510.  The shares purchased were valued at the average closing market price for the twenty days immediately preceding the date of purchase.  The purchase price was applied to reduce a note receivable from Mr. Webster.  This note receivable was reduced to zero in 2005.

During 2005, 2006 and 2007, employees and directors of DXP exercised non-qualified stock options.  DXP received a tax deduction for the amount of the difference between the exercise price and the fair market value of the shares recognized as income by the individuals exercising the options. The after tax benefit of the tax deduction is accounted for as an increase in paid-in capital.  DXP issued the shares out of treasury stock for the option exercises until treasury shares were reduced to zero in 2005.  During 2005, DXP withheld shares from a cashless option exercise to cover $4.1 million of employee taxes paid by DXP which were related to the cashless option exercise.

During June 2007, DXP sold 1,000,000 shares of common stock in a public offering for proceeds of $44.6 million, net of placement agent commissions and expenses.

On October 24, 2007, DXP exchanged a note receivable from Mr. David Little, Chief Executive Officer,  with a value of $825,000, including accrued interest, for 20,049 shares of common stock owned by Mr. Little.  The shares were valued at the $41.14 per share closing price on October 24, 2007.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2006 and 2007.

	2005	2006	2007
	(in Thousands, except per share amounts)
Basic:
Basic weighted average shares outstanding	4,349	5,063	5,849
Net income	$5,467	$11,922	$17,347
Convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$5,377	$11,832	$17,257
Per share amount	$ 1.24	$ 2.34	$ 2.95

Diluted:
Basic weighted average shares outstanding	4,349	5,063	5,849
Net effect of dilutive stock options and restricted stock - based on the treasury stock method	1,020	249	122
Assumed conversion of convertible preferred stock	420	420	420
Total common and common equivalent shares outstanding	5,789	5,732	6,391
Net income attributable to common shareholders	$5,377	$11,832	$17,257
Convertible preferred stock dividend	90	90	90
Net income for diluted earnings per share	$5,467	$11,922	$17,347
Per share amount	$ 0.94	$ 2.08	$ 2.71

9.  COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2007, for non-cancelable leases are as follows (in thousands):

2008	$ 7,313
2009	6,268
2010	4,928
2011	3,651
2012	2,139
Thereafter	3,313
$ 27,612

Rental expense for operating leases was $1,905,000, $2,790,000 and $5,637,000 for the years ended December 31, 2005, 2006 and 2007 respectively.

In 2004, DXP and DXP’s vendor of fiberglass reinforced pipe were sued in Louisiana by a major energy company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms.  Plaintiff alleges negligence, breach of contract, warranty and that damages exceed $20 million.  DXP believes the failures were caused by the failure of the pipe itself and not by work performed by DXP.  DXP intends to vigorously defend these claims.  DXP’s insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.

In 2003, DXP was notified that it had been sued in various state courts in Nueces County, Texas.  The suits allege personal injury resulting from products containing asbestos allegedly sold by the Company.  The suits do not specify products or the dates the Company allegedly sold the products.  The plaintiffs’ attorney has agreed to a global settlement of all suits for a nominal amount to be paid by the Company’s insurance carriers.  Settlement has been consummated as to 116 of the 133 plaintiffs, and the remaining settlements are in process.  The cases are all dismissed or dormant pending the remaining settlements.

While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position or results of operations.

10.  EMPLOYEE BENEFIT PLANS:

The Company offers a 401(k) plan which is eligible to substantially all employees.  The Company has elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $325,000, $569,000 and $847,000 to the 401(k) plan in the years ended December 31, 2005, 2006 and 2007, respectively.

11.  RELATED-PARTY TRANSACTIONS:

Prior to 2002, the Board of Directors of the Company had approved the Company making advances and loans to the CEO.  During 2001, the advances and loans to the CEO were consolidated into three notes receivable, each bearing interest at 3.97 percent per annum and due December 30, 2010.  Accrued interest is due annually.  On March 31, 2004, DXP exchanged two of the notes receivable from the CEO, with a value of $338,591 including accrued interest, for 80,619 shares of DXP’s common stock held by three trusts for the benefit of Mr. Little’s children.  The shares were valued at $4.20 per share, the closing market price of the common stock on March 31, 2004. The balance of the remaining note was $799,000 at December 31, 2006.  The note was secured by 677,267 shares of the Company’s common stock.  The note receivable was reflected as a reduction of shareholders’ equity.  The note has not been modified or amended since 2001.  On October 24, 2007, DXP exchanged the note receivable from Mr. David Little with a value of $825,000, including accrued interest, for 20,049 shares of common stock owned by Mr. Little.  The shares were valued at the $41.14 per share closing price on October 24, 2007.

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

Financial information relating to the Company’s segments is as follows:

		Electrical
	MRO	Contractor	Total
	(in Thousands)
2005
Sales	$ 182,979	$ 2,385	$ 185,364
Operating income	9,097	307	9,404
Income before tax	8,452	163	8,615
Identifiable assets	71,321	1,599	72,920
Capital expenditures	572	-	572
Depreciation and amortization	973	17	990
Interest expense	856	144	1,000

2006
Sales	$ 277,031	$ 2,789	$ 279,820
Operating income	20,220	458	20,678
Income before tax	19,102	302	19,404
Identifiable assets	115,570	1,237	116,807
Capital expenditures	2,363	-	2,363
Depreciation and amortization	1,745	9	1,754
Interest expense	1,787	156	1,943

2007
Sales	$ 441,250	$ 3,297	$ 444,547
Operating income	31,483	409	31,892
Income before tax	28,597	300	28,897
Identifiable assets	284,689	1,477	286,166
Capital expenditures	1,891	11	1,902
Depreciation and amortization	4,958	4	4,962
Interest expense	3,236	108	3,344

13.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2005, 2006 and 2007 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
2005
Sales	$ 41.8	$ 45.5	$ 43.4	$ 54.7
Gross profit	11.0	12.2	11.5	15.0
Net income	0.8	1.5	1.1	2.1
Earnings per share - diluted	0.15	0.26	0.18	0.36

2006
Sales	$ 62.5	$ 69.8	$ 68.2	$ 79.4
Gross profit	17.4	19.1	19.7	22.4
Net income	2.5	2.9	3.0	3.5
Earnings per share - diluted	0.44	0.51	0.52	0.61

2007
Sales	$ 83.6	$ 85.3	$ 106.8	$ 168.8
Gross profit	24.9	24.5	29.9	46.4
Net income	3.7	3.4	4.5	5.7
Earnings per share - diluted	0.65	0.56	0.65	0.84

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

(A)           Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 20 of this Report  under the heading Management’s Annual Report on Internal Control Over Financial Reporting.

(B)           Attestation Report of the Registered Public Accounting Firm

The report from Hein & Associates LLP on its audit of the effectiveness of DXP’s internal control over financial reporting as of December 31, 2007, is included on page 21 of this Report under the heading Report of Independent Registered Public Accounting Firm.

(C)           Changes in Internal Control over Financial Reporting

There have been no changes in DXP’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, DXP’s internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004, as revised on January 21, 2005, our management determined that it would exclude Precision Industries, Inc. and its consolidated subsidiaries (“Precision”) and the businesses of Delta Process Equipment and Indian Fire and Safety from the scope of its assessment of internal control over financial reporting for Precision as of December 31, 2007.  The reason for this exclusion is that we acquired all of the stock of Precision and the businesses of Delta Process Equipment and Indian Fire and Safety during 2007 and it was not possible for management to conduct an assessment of internal controls over financial reporting in the period between the dates the acquisitions were completed and the date of management’s assessment.  The Company has excluded Precision Industries, Inc. and the businesses of Delta Process Equipment and Indian Fire and Safety from its assessment of internal control over financial reporting as of December 31, 2007.  The total assets and revenues of Precision Industries, Inc. and the businesses of Delta Process Equipment and Indian Fire and Safety represent approximately 26% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference from the information in our definitive proxy statement for the 2008 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this report relates (the “Proxy Statement”).

ITEM 11.  Executive Compensation

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference.

ITEM 14.  Principal Auditor Fees and Services.

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference.

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

+10.5
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

+10.7
Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.8	Summary Description of Director Compensation (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.9	Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.10
Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.11
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and PMI Operating Company, Ltd., dated August 22, 2005, DXP Enterprises, Inc., (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 22, 2005).

10.12
Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2005).

+10.13
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-134606), filed with the Commission on May 31, 2006).

10.14
Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

+10.15
Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

+10.16
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

10.17
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006).

10.18
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Gulf Coast Torch & Regulator, dated October 19, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.19
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety Alliance, dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2006).

10.20
Asset Purchase Agreement dated as of May 2, 2007 whereby DXP Enterprises acquired the assets of Delta Process Equipment Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2007).

10.21
Stock Purchase Agreement dated as of August 19, 2007 whereby DXP Enterprises acquired all outstanding stock of Precision Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2007).

10.22
Credit Agreement by and among DXP Enterprises as Borrower, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders, as Bank, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 12, 2007).

10.23
Asset Purchase Agreement dated as of October 19, 2007 whereby DXP Enterprises acquired the assets of Indian Fire & Safety (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2007).

*21.1	Subsidiaries of the Company.

*23.1	Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and internal control over financial reporting of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 17, 2008.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP

Houston, Texas
March 17, 2008

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2007, 2006 and 2005 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2007 Deducted from assets accounts Allowance for doubtful accounts	$ 1,482	$ 552	$ 253(3)	$ 156(1)	$ 2,131
Valuation allowance for deferred tax assets	$ 41	$ -	$ -	$ 8(2)	33
Year ended December 31, 2006 Deducted from assets accounts Allowance for doubtful accounts	$ 1,835	$ 384	$ -	$ 737(1)	$ 1,482
Valuation allowance for deferred tax assets	$ 44	$ -	$ -	$ 3 (2)	$ 41
Year ended December 31, 2005 Deducted from assets accounts Allowance for doubtful accounts	$ 1,776	$ 273	$ 48(3)	$ 262(1)	$ 1,835
Valuation allowance for deferred tax assets	$ 78	$ -	$ -	$ 34 (2)	$ 44
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

Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                                                   Title                                                     Date

/s/DAVID R. LITTLE                                Chairman of the Board, President,       March 17, 2008
     David R. Little               Chief Executive Officer and Director
        (Principal Executive Officer)

/s/MAC McCONNELL                                     Senior Vice-President/Finance          March 17, 2008
     Mac McConnell                   and Chief Financial Officer
                                                                            (Principal Financial and Accounting Officer)

/s/CHARLES R. STRADER                             Executive Vice President and
     Charles R. Strader                        Chief Financial Officer of
                             Precision Industries              March 17, 2008

/s/CLETUS DAVIS                                           Director                       March 17, 2008
    Cletus Davis

/s/TIMOTHY P. HALTER                               Director                       March 17, 2008
     Timothy P. Halter

/s/KENNETH H. MILLER                                Director                       March 17, 2008
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

+10.5
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

+10.7
Amendment No. One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.8	Summary Description of Director Compensation (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.9	Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

+10.10
Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.11
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and PMI Operating Company, Ltd., dated August 22, 2005, DXP Enterprises, Inc., (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 22, 2005).

10.12
Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2005).

+10.13
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-134606), filed with the Commission on May 31, 2006).

10.14
Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

+10.15
Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

+10.16
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).

10.17
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006).

10.18
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Gulf Coast Torch & Regulator, dated October 19, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.19
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety Alliance, dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2006).

10.20
Asset Purchase Agreement dated as of May 2, 2007 whereby DXP Enterprises acquired the assets of Delta Process Equipment Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2007).

10.21
Stock Purchase Agreement dated as of August 19, 2007 whereby DXP Enterprises acquired all outstanding stock of Precision Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2007).

10.22
Credit Agreement by and among DXP Enterprises as Borrower, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders, as Bank, dated as of September 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 12, 2007).

10.23
Asset Purchase Agreement dated as of October 19, 2007 whereby DXP Enterprises acquired the assets of Indian Fire & Safety (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2007).

*21.1	Subsidiaries of the Company.

*23.1	Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing with the SEC as indicated.

+ Indicates a management contract or compensation plan or arrangement.