Form 10-K/A
DXP ENTERPRISES INC
filed 2008-04-30
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the fiscal year ended December 31, 2007
or
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934.For the transition period fromto

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
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                             Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2007: $178,365,312.

Number of shares of registrant's Common Stock outstanding as of April 25, 2008:  6,325,072.

This Amendment is filed pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K for the Company’s fiscal year ended December 31, 2007.

DXP, the Company, we, us or our refers to DXP Enterprises, Inc. and all of its subsidiaries unless the context indicates otherwise.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following section sets forth the names, age and background of each director and executive officers as of the date of this report.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	56
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	54
J. Michael Wappler	Senior Vice President/Business to Business	55
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	57
John J. Jeffery	Senior Vice President/Sales and Marketing	40
Gregory Oliver	Senior Vice President/Service Centers	48
Suzhanna Dahle	Senior Vice President/IT
Charles R. Strader	Director, Chief Financial Officer and Administrative Officer of Precision Industries, Inc. (a wholly owned subsidiary of DXP Enterprises, Inc.)	57
Cletus Davis	Director	78
Kenneth H. Miller	Director	69
Timothy P. Halter	Director	42

David R. Little.  Mr. Little has served as Chairman of the Board, President and Chief Executive Officer of DXP since its organization in 1996 and also has held these positions with SEPCO Industries, Inc., successor to DXP and now a wholly owned subsidiary of the Company ("SEPCO"), since he acquired a controlling interest in SEPCO in 1986. Mr. Little has been employed by SEPCO since 1975 in various capacities, including Staff Accountant, Controller, Vice President/Finance and President.

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

Gregory Oliver.  Mr. Oliver joined the DXP team in April, 2006 as the Senior Vice President of Service Centers. Prior to joining DXP, Mr. Oliver worked as Vice President of Operations for Your Other Warehouse and he also held various positions with Monarch Tile including Executive Vice President of Global Business Development.

Suzhanna Dahle.  Ms. Dahle was named Senior Vice President of Information Technology in March, 2007.  Ms. Dahle joined the Company in October, 2000 and has served in various positions within the IT department since that time.

Charles R. Strader. On October 24, 2007, the Board of Directors of DXP Enterprises, Inc. elected Charles R. Strader to be a member of the Board of Directors.  Mr. Strader serves as Executive Vice President and Chief Financial and Administrative Officer of Precision Industries, Inc., a wholly owned subsidiary of DXP Enterprises, Inc.  Mr. Strader has served in this position with Precision since 2005.  Mr. Strader served as Executive Vice President and Chief Financial Officer of Precision from 1999 to 2005.  Mr. Strader has been employed by Precision since 1997.

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

Timothy P. Halter.  Mr. Halter has served as a Director of DXP since July 2001.  Mr. Halter is the Chairman and CEO of Halter Financial Group, Inc., a position he has held since 1995.  Mr. Halter held the position of President of Halter Financial Group, Inc., from 1995 through June 2006.  Halter Financial Group is a Dallas, Texas based consulting firm specializing in the areas of mergers, acquisitions and corporate finance.  During 2001, 2002, and 2003, Mr. Halter was also a Registered Representative with Founder’s Equity Securities, Inc., a NASD member firm.  In 2003, Mr. Halter terminated his relationship with Founders’ Equity Securities, Inc. From February 2004, through June 23, 2004 Mr. Halter served as President of Boulder Acquisition Corp., a public company which was listed on the over the counter bulletin board and was not conducting business operations. From February 2004 through July 2005 Mr. Halter served as the sole officer and director of Donar Enterprises, Inc., a public company which was listed on the over the counter bulletin board and was not conducting business operations.  From May 2005, through October 2005, Mr. Halter served as the sole officer and director of TS Electronics Inc., a public company which was listed on the over the counter bulletin board and was not conducting business operations. From November 2005, through December 2005,  Mr. Halter served as the sole officer and director of Las Vegas Resorts Corporation, a public company which was listed on the over the counter bulletin board and was not conducting business operations.  In October 2005 Mr. halater became the sole officer and director of Nevstar Corporation and in December 2005 became the sole officer and director of MGCC Investment Strategies, Inc., each of which is public,  From June 2006, through February 2007, Mr. Halter served as President of Concept Ventures Corporation, a public company which was listed on the over the counter bulletin board and is not currently conducting business operations. From April 2007, through may 2007 Mr. Halter served as President of Millennium quest, Inc., a public company which was listed on the over the counter bulletin board and was not conducting business operations. From January 2007, through April 2007 Mr. Halter served as President of Point Acquisition Corporation, a public company which was listed on the over the counter bulletin board and was not conducting business operations. From May 2006, through March 2007, Mr. Halter served as President of Robcor Properties, Inc., a public company which was listed on the over the counter bulletin board and was not conducting business operations.  From November 2004 through June 2007 Mr. Halter served as the sole officer and director of BTHC VI, Inc., a public company which was listed on the over the counter bulletin board and was not conducting business operations. From November 2004, through July 2007, Mr. Halter served as the sole officer and director of BTHC VII. Inc., a public company which was listed on the over the counter bulletin board and was not conducting business operations. During October 2005 and March 2007, respectively, Mr. Halter became the sole officer and director of Nevstar Corporation and Marketing Acquisition Corporation.  Each of these two companies is obligated to file periodic reports with the SEC, listed on the over the counter bulletin board and is not currently conducting business operations.  During November 2004, Mr. halter became the sole officer and director of BTHC VIII, Inc., BTHC X, Inc., and BTHC XV, Inc.  Each of these companies is obligated to file periodic reports with the SEC listed on the over the counter bulletin board and is not currently conducting business operations.  During June 2007, Mr. Halter became Chairman and Director of HFG Holdings, Inc. a Canadian public company listed on the toronto Venture Exchange.

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

Board Structure and Committee Composition

The Board has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. During the fiscal year ended December 31, 2007, the Board of Directors met two times, the Compensation Committee met four times, the Nominating and Governance Committee met three times, and the Audit Committee met five times. Each director attended all of the meetings of the Board of Directors and committees of which he is a member.  DXP does not have a policy regarding director attendance at annual meetings of DXP shareholders. One director attended the last meeting of shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires DXP's officers, directors and persons who own more than 10% of a registered class of DXP equity securities to file statements on Form 3, Form 4, and Form 5 with the Securities and Exchange Commission regarding ownership. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports which they file. Based solely on a review of copies of such reports furnished to us we believe that all filing requirements were met during the fiscal year ended December 31, 2007 with the exception of Ken Miller’s sale of 3,000 shares on July 12, 2007, Cletus Davis’ sale or gifting of 5,625 shares on various dates, all of which were reported on Forms 5 on April 30, 2008.

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

The allocation between cash and non-cash compensation for Named Executives is based on the compensation committee’s determination of the appropriate mix among base pay, annual cash incentives and long-term equity incentives to encourage retention and performance. For the fiscal year ended December 31, 2007, the elements of the compensation mix include:

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

In addition to the cash bonuses payable under the incentive bonus plan, to reward extraordinary performance and achievements, special bonuses may be awarded to the Named Executives from time to time. These special bonus payments are made are at the discretion of the compensation committee. With respect to the Named Executives, no special bonuses were awarded in fiscal year 2007.

Equity-Based Compensation

In 2007, restricted stock awards were granted to our chief executive officer to aid in his long-term retention and to align his interests with those of our stockholders. Historically, the compensation committee has emphasized equity-based compensation in the form of stock option grants. However, as a result of Financial Accounting Standard No. 123R (“FAS 123(R)”), the compensation committee decided to alter its equity-compensation practices by awarding restricted stock instead of stock options.

The equity-based compensation awarded to the Named Executives is determined by the compensation committee on a case by case basis.

The restricted stock granted in 2007 vests over a ten-year period after the grant date subject to the Named Executive’s continued employment with the Company.

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
Cletus Davis
Timothy P. Halter

SUMMARY COMPENSATION TABLE
The following table shows the compensation paid by the Company and its subsidiaries for the fiscal year ended December 31, 2007 to the Chief Executive Officer, the Chief Financial Officer, the next three most highly compensated executive officers as of December 31, 2007, (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Nonqualified Deferred Conpensation Earnings ($) (h)	All Other Compensation ($)(3) (i)	Total ($) (j)
David R. Little President and CEO	2007 2006	348,000 320,308	—100,000	15,262 —	— —	696,000 644,308	— —	59,705 92,204	1,118,967 1,156,820
Mac McConnell Senior V.P. & CFO	2007 2006	170,000 170,000	— —	— —	—	216,735 145,520	— —	8,482 5,293	395,217 320,813
Gregory Oliver Senior V.P., Service Centers	2007 2006	165,000 117,404	— —	37,700 31,417	— —	183,780 153,036	— —	12,127 69,829	398,607 371,686
David C. Vinson Senior V.P., Innovative Pumping Solutions	2007 2006	140,000 140,000	— —	17,286 2,881	— —	228,980 194,026	— —	24,506 19,292	410,772 356,199
J. Michael Wappler Senior V.P., B2B	2007 2006	140,000 140,000	— —	— —	— —	228,980 291,039	— —	9,260 9,572	378,240 440,611
(1) Amounts disclosed under “Stock Awards” represent the dollar amount recognized for financial statement reporting purposes. Restricted stock was granted to Mr. Little on October 24, 2007 and on such date the closing price per share was $41.14.  The shares of restricted stock granted to Mr. Little vest in equal annual installments over ten years beginning on the first anniversary of the grant date.  Restricted stock was granted to Mr. Oliver on February 28, 2006 and on such date the closing price per share was $18.85. Mr. Vinson was granted restricted stock on October 25, 2006 and on such date the closing price per share was $28.81. The shares of restricted stock granted to Mr. Oliver and Mr. Vinson vest in equal annual installments over five years beginning on the first anniversary of the grant date.
(2) Amounts disclosed under “Non-Equity Incentive Plan Compensation” represent bonuses paid based upon pre-tax income pursuant to the Company’s Executive Plan for services rendered in the indicated fiscal year.
(3) Amounts disclosed under “All Other Compensation” consist of the following:

ALL OTHER COMPENSATION
	David R. Little	Mac McConnell	Gregory Oliver	David Vinson	J. Michael Wappler
Other compensation - 2007
401(K) match	$ 4,400	$ 4,400	$ 4,400	$ 4,400	$ 4,400

Perquisites
Personal use of company plane	38,618(*)
Personal use of company-owned auto	1,164	4,082	3,187		2,760
Car allowance	-		-	9,000
Personal use of company assets	5,000
Country club dues	10,523	-	4,540	11,106	2,100
	$59,705	$8,482	$12,127	$24,506	$9,260
Other compensation - 2006
401(K) match	$ 4,400	$ 4,400	$ 4,400	$ 4,400	$ 4,400

Perquisites
Personal use of company plane	32,668(*)
Personal use of company-owned auto		893	1,563		1,572
Car allowance	34,104		2,100	9,000
Personal use of company assets	5,000
Country club dues	16,032	-	2,503	5,892	3,600
	$92,204	$5,293	$69,829	$19,292	$9,572
(*) Represents an estimate of the incremental cost of personal use of DXP aircraft.  DXP used a methodology that includes incremental cost such as aircraft fuel, landing and parking services, crew travel expenses, in-flight food and beverages and other expenses

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2007 to the Named Executives.

Grants of Plan-Based Awards

Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Numbers of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (2) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target ($) (g)	Maximum ($) (h)
David Little	10/24/07	—	—	—	—	—	—	20,000	—	—	822,800
Mac McConnell	—	—	—	—	—	—	—	—	—	—	—
Greg Oliver	-	—	—	—	—	—	—	—	—	—	—
David Vinson	-	—	—	—	—	—	—	—	—	—	—
Mike Wappler	—	—	—	—	—	—	—	—	—	—	—
(1) We award cash bonuses pursuant to our Executive Plan. The Executive Plan provides for the payment of monthly cash bonuses based upon pre-tax income. The actual amount paid to each of the Named Executives for fiscal year ended December 31, 2007 is set forth in the Summary Compensation Table under the column Non-Equity Incentive Plan Compensation.
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

Employment Agreements with Named Executives

Employment Agreements.

DXP has entered into an employment agreement effective January 1, 2004, as amended, with Mr. Little.  The agreement is for a term of three years, renewable annually for a term to extend three years from such renewal date.  The agreement provides for compensation in a minimum amount of $448,000 per annum, to be reviewed at least annually for possible increases, monthly bonuses equal to 5% of the profit before tax of DXP as shown on the books and records of DXP at the end of each month and other perquisites in accordance with DXP policy.  The aggregate of the monthly bonuses in any calendar year must not exceed twice the annual base salary.  In the event Mr. Little terminates his employment for “Good Reason” (as defined therein), or is terminated by the Company for other than “Good Cause” (as defined therein), Mr. Little would receive a cash lump sum payment equal to the sum of (i) the base salary for the remainder of the employment period under the agreement, (ii) an amount equal to the sum of the most recent 12 months of bonus paid to him, (iii) two times the sum of his current annual base salary plus the total of the most recent 12 months of bonuses, (iv) all compensation previously deferred and any accrued interest thereon, and any accrued vacation pay not yet paid by the Company, and (v) continuation of benefits under the Company’s benefit plans for the current employment period.  Mr. Little is also entitled under the agreement to certain gross-up payments if an excise tax is imposed pursuant to Section 4999 of the Code, which imposes an excise tax on certain severance payments in excess of three times an annualized compensation amount following certain changes in control or any payment of distribution made to him.  In the event of Mr. Little’s death, his estate will receive Mr. Little’s base salary in equal bi-weekly installments for a period of twenty-four months after the month of his death.  On December 29, 2007, the Compensation Committee of the Board of Directors of DXP in accordance with the employment agreement dated effective as of January 1, 2004, between DXP and David R. Little, approved an increase to the annual base salary for Mr. Little from $348,000 to $448,000.

DXP has entered into an employment agreement effective as of October 1, 2000, with Mr. McConnell. The agreement is for a term of one year, renewable automatically for a one-year term. The agreement provides for (i) base salary in the minimum amount of $170,000 per annum, and (ii) other perquisites in accordance with DXP policy. The agreement provides for a bonus: Mr. McConnell is entitled to a quarterly bonus of three quarters of one percent of the profit before tax of DXP, excluding sales of fixed assets and extraordinary items.  The aggregate of the bonuses in any one year may not exceed twice the annual base salary. In the event Mr. McConnell terminates his employment for "Good Reason" (as defined therein), or is terminated by DXP for other than "Cause" (as defined therein), he would receive (i) 12 monthly payments each equal to one month of the current Salary, (ii) a termination bonus equal to the previous four quarterly bonuses and (iii) any other payments due through the date of termination. In the event Mr. McConnell dies, becomes disabled, or terminates the agreement with notice or the agreement is terminated by DXP for Cause, Mr. McConnell or Mr. McConnell's estate, as applicable, would receive all payments then due him under the agreement through the date of termination.

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

Long-Term Incentive Plan

In August 1996, DXP established the Long-Term Incentive Plan (the "LTIP"). The LTIP provides for the grant of stock options (which may be non-qualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options, restricted stock awards and performance awards to certain key employees.  The LTIP is administered by the Compensation Committee.  No grants were awarded since 2003 under the LTIP.  No future grants of awards will be made under the LTIP.

Employee Stock Option Plan

The Board of Directors and shareholders approved the Employee Stock Option Plan in 1999.  The purpose of the Employee Stock Option Plan is to provide those persons who have substantial responsibility for the management and growth of DXP with additional incentives by increasing their ownership interests in DXP. Individual awards under the Employee Stock Option Plan may take the form of either incentive stock options or non-qualified stock options, the value for which is based in whole or in part upon the value of the Common Stock.  No grants were awarded since 2003.  No future grants of awards will be made under the Employee Stock Option Plan.

Non-Employee Director Stock Option Plan

The Board adopted the Non-Employee Director Stock Option Plan on April 19, 1999, which was approved by the shareholders on June 8, 1999. The Non-Employee Director Stock Option Plan, as amended, provided for (i) the grant of options to purchase 5,000 shares of Common Stock to any new non-employee director on the date of his or her election and (ii) the automatic annual grant on May 15 of options to purchase 10,000 shares of Common Stock to non-employee directors. Under the terms of the Non-Employee Director Stock Option Plan, the exercise price of each option was the closing sale price of the Common Stock on the date of the grant. No grants were awarded since 2005. No future grants of awards will be made under the Non-Employee Director Stock Option Plan.

OUTSTANDING EQUITY AWARDS

During 2007, one of the Named Executives received restricted stock grants, which vest over a ten-year period after the grant date subject to the Named Executive’s continued employment with the Company.

Market value of shares of restricted stock that have not vested is calculated by multiplying the number of shares of stock that have not vested by the closing market price of our common stock at December 31, 2007, which was $46.68.

The following table sets forth certain information with respect to outstanding equity awards for the fiscal year ended December 31, 2007 to the Named Executives.

Outstanding Equity Awards at Fiscal Year End
	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Stock That Have Not Vested (#) (g)	Market Value of Shares of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
David Little	—	—	—	—	—	20,000(1)	$933,600	—	—
Mac McConnell	49,729	—	—	$1.37	9/27/10	—	—	—	—
Greg Oliver	—	—	—	—	—	8,000(2)	$373,440	—	—
David Vinson	—	—	—	—	—	2,400(3)	$112,032	—	—
Mike Wappler	—	—	—	—	—	—	—	—	—
(1) These shares vest in ten equal annual installments commencing on October 24, 2008 and ending on October 24, 2017.
(2) These shares vest in four equal annual installments commencing on February 28, 2008 and ending on February 28, 2011.
(3) These shares vest in four equal annual installments commencing on October 25, 2008 and ending on October 25, 2011.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information with respect to option exercises and stock awards acquired on vesting during the fiscal year ended December 31, 2007 to the Named Executives.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise (1) ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
David Little	175,000	$7,424,357	—	—
Mac McConnell	—	—	—	—
Greg Oliver	—	—	2,000	60,320
David Vinson	—	—	600	24,204
Mike Wappler	11,755	$455,532	—	—
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

Mr. Little is not entitled to any payments from the Company in the event his employment by the Company terminates as a result of his death or disability or as the result of his voluntary termination other than for “good reason” or his involuntary termination by the Company for “good cause.” In the event that the Company had terminated Mr. Little’s employment without “good cause” or he had voluntarily terminated with “good reason” on December 31, 2007, Mr. Little would have been entitled to a lump sum severance payment of $4,328,000 and healthcare benefit continuation having a value of $30,375, for a total value of $4,358,375.  In the event of Mr. Little’s death, his estate will receive Mr. Little’s base salary in equal bi-weekly installments for a period of twenty-four months after the month of his death.  In the event Mr. Little had died on December 31, 2007, his family would have been entitled to payments totaling $896,000.

Mr. McConnell is not entitled to any payments from the Company in the event his employment by the Company terminates as a result of his death or disability or as the result of his voluntary termination other than for “good reason” or his involuntary termination by the Company for “good cause.” In the event that the Company had terminated Mr. McConnell’s employment without “good cause” or he had voluntarily terminated with “good reason” on December 31, 2007, Mr. McConnell would have been entitled to a lump sum severance payment of $216,735 and twenty-six bi-weekly payments totaling  $170,000.

DIRECTOR COMPENSATION

Base Compensation. Each of our independent directors receives a fee of $2,000 for each quarterly board meeting.  Our directors who are our employees or otherwise are not independent do not receive any compensation for attending board or committee meetings.

Restricted Stock. In addition to the compensation set forth above, each non-employee director receives restricted stock granted under our 2005 Restricted Stock Plan. The number of whole shares granted each July 1 is calculated by dividing $75,000 by closing price of the common stock on such July 1.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

On July 1, 2007, each non-employee director received 1,754 shares of restricted stock.  The shares of restricted stock vest on the anniversary of the date of grant.

The table below summarizes the compensation paid by the Company to our Directors, other than Mr. Little and Mr. Strader, for the fiscal year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Cletus Davis	$ 8,000	$ 84,097	—	—	—	—	$ 92,097
Timothy P. Halter	$ 8,000	$ 84,097	—	—	—	—	$ 92,097
Kenneth H. Miller	$ 8,000	$ 84,097	—	—	—	—	$ 92,097

Amounts disclosed under “Stock Awards” is computed in accordance with FAS 123(R).

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below shows how many shares of DXP common stock the directors, the nominees, certain executive officers, and all directors and executive officers beneficially owned as of April 25, 2008.

Beneficial ownership is a term broadly defined by the SEC.  In general, a person beneficially owns securities if the person, alone or with another, has voting power or investment power (the power to sell) over the securities.  Being able to acquire either voting or investment power within 60 days, such as by exercising stock options, also results in beneficial ownership of securities.  Unless otherwise indicated in the footnotes following the table, each of the named persons had beneficial ownership of the indicated number of DXP shares by sole voting and investment power.
	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2)
NAME OF BENEFICIAL OWNER (1)	COMMON STOCK	%	SERIES A PREFERRED STOCK	%	SERIES B PREFERRED STOCK	%
David C. Vinson (3)	1,665,296	24.7%			15,000	100.0%
David R. Little (4)	872,600	13.8%
Mac McConnell (5)	88,561	1.4%
Cletus Davis, Director (6)	27,721	*
John Jeffery (7)	20,802	*
Timothy P. Halter, Director (8)	29,565	*
Greg Oliver (9)	9,510	*
Charles R. Strader (10)	10,000	*
Kenneth H. Miller, Director (6)	1,754	*
J. Michael Wappler	0	*
Suzhanna Dahle	0	*
All executive officers, directors and nominees as a group (10 persons) (11)	2,725,809	39.8%			15,000	100.0%
Donald E. Tefertiller (12)			374	33.3%
Norman O. Schenk (12)			374	33.3%
Charles E. Jacob (12)			187	16.7%
Ernest E. Herbert (12)			187	16.7%
* Less than 1%

(1)
Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 25, 2008 have been exercised or converted.  The business address for all listed beneficial owners is 7272 Pinemont, Houston, Texas, 77040, unless otherwise noted.

(2)
Unless otherwise noted, DXP believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock beneficially owned by them.

(3)
Includes 1,242,180 shares of Common Stock and 15,000 shares of Series B Preferred Stock owned by the Kacey Joyce, Andrea Rae and Nicholas David Little 1988 Trusts (the "Trusts") for which Mr. Vinson serves as trustee. Because of this relationship, Mr. Vinson may be deemed to be the beneficial owner of such shares and the 420,000 shares of Common Stock issuable upon conversion of the 15,000 shares of Series B Preferred Stock held by the Trusts. Also includes 2,400 shares that are restricted and subject to possible forfeiture.

(4)	Includes 20,000 shares that are restricted and subject to possible forfeiture.

(5)	Includes 49,726 shares of Common Stock issuable to Mr. McConnell upon exercise of options.

(6)	Includes 1,754 shares of Restricted Stock that vest July 1, 2008.

(7)	Includes 19,500 shares of Common Stock issuable to Mr. Jeffery upon exercise of options.

(8)	Includes 20,000 shares of Common Stock issuable to Mr. Halter upon exercise of options. Also includes 1,754 shares of Restricted Stock that vest July 1, 2008.

(9)	Includes 6,000 shares that are restricted and subject to possible forfeiture.

(10)	Includes 10,000 shares that are restricted and subject to possible forfeiture.

(11) See notes (1) through (10).

(12)	The addresses for Donald Tefertilla, Norman O. Schenk and Charles Jacob are 4425 Congressional Drive, Corpus Christi
Texas 78413, 4415 Waynesboro, Houston, Texas 787035, and P.O. Box 57, Kenner, Louisiana, respectively.

The table below sets forth information concerning all other persons known to DXP to beneficially own more than 5% of DXP’s common stock.

Beneficial Owner	Shares Beneficially Owned*	Percentage of Common Stock
FMR LLC 82 Devonshire Street Boston, MA 02109	459,140**	7.28

* Includes shares beneficially owned by affiliate companies
** As reported in Schedule 13G filed with the Securities and Exchange Commission containing information as of December 31, 2007.  Schedule 13G filers generally are institutional investors who acquire beneficial ownership of more than 5% of a public company’s voting securities in the ordinary course of business without the purpose of changing or influencing control of the company.  Includes 248,640 shares as to which sole voting power is claimed.

The following table provides information regarding shares covered by the Company’s equity compensation plans as of April 25, 2007:
Plan category	Number of Shares to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Non-vested Restricted Shares Outstanding	Weighted Average Grant Price	Number of SharesRemain Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	111,226	$ 2.15	103,226	$34.06	175,742(1)
Equity compensation plans not approved by shareholders	-	N/A	-	-	-
Total	111,226	$ 2.15	103,226	$34.06	175,742

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

Prior to 2002, the Board had approved DXP making advances and loans to Mr. Little.  During 2001 the advances and loans to Mr. Little were consolidated into three notes receivable, each bearing a fixed rate of interest of 3.97 percent per annum and due December 30, 2010.  Accrued interest is due annually.  On March 31, 2004 and as approved by the Board, DXP exchanged two of the notes receivable from Mr. Little with a face value of $338,591, including accrued interest, for 80,619 shares of Common Stock held by three trusts for the benefit of Mr. Little’s children.  The shares were valued at the $4.20 per share closing market price on March 31, 2004.  The balance of the remaining notes was $799,000 and $840,000 at December 31, 2006 and 2005, respectively.  On October 24, 2007, DXP exchanged the note receivable from Mr. Little with a value of $825,000, including accrued interest, for 20,049 shares of common stock owned by Mr. Little.  The shares were valued at the $41.14 per share closing price on October 24, 2007.

ITEM 14.  Principal Accounting Fees and Services.

Fees Incurred by DXP for Hein & Associates LLP

The following table shows the fees incurred by DXP for the audit and other services provided by Hein & Associates LLP for fiscal 2007 and 2006.

	2007	2006
Audit Fees (1)	$414,440	$379,100
Audit-Related Fees	--	--
Tax Fees (2)	--	300
All Other Fees	--	--
Total	$414,440	$379,400

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees represent fees for professional services provided in connection with federal and state tax compliance.

The Audit Committee considers the provision of services by Hein not related to the audit of DXP’s financial statements and the review of DXP’s interim financial statements when evaluating Hein’s independence.

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by DXP’s independent auditors and associated fees up to a maximum for any one non-audit service of $10,000, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.  During 2006 and 2007 all audit-related and non-audit services were pre-approved by the Audit Committee.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

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

/s/DAVID R. LITTLE
David R. Little
Chairman of the Board, President, Chief Executive Officer and Director

Date:  April 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities indicated as of April 30, 2008.

Name                                                                                                  Title

/s/DAVID R. LITTLE                                                       Chairman of the Board, President, Chief Executive Officer and Director
David R. Little
(Principal Executive Officer)

/s/MAC McCONNELL                                                    Senior Vice-President/FinanceMac McConnell and Chief Financial Officer
Mac McConnell
(Principal Financial and Accounting Officer)

/s/CHARLES R. STRADER                                                            Director, Chief Financial Officer & Administrative Officer of Precision Industries, Inc.
Charles R. Strader                                                                            a wholly-owned subsidiary of DXP Enterprises, Inc.)

/s/CLETUS DAVIS                                                                          Director
Cletus Davis

/s/KENNETH H. MILLER                                                               Director
Kenneth H. Miller

/s/TIMOTHY P. HALTER                                                              Director
Timothy P. Halter