Form 10-Q
period 2008-03-31
DXP ENTERPRISES INC
filed 2008-05-12
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                           Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Number of shares of registrant's Common Stock outstanding as of May 9, 2008:  6,325,072.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)	(Restated)
Current assets:
Cash	$ 3,812	$ 3,978
Trade accounts receivable, net of allowances for doubtful accounts
of $2,286 in 2008 and $2,131 in 2007	85,171	79,969
Inventories, net	88,297	86,200
Prepaid expenses and other current assets	2,060	1,650
Deferred income taxes	1,922	1,791
Total current assets	181,262	173,588
Property and equipment, net	17,773	17,119
Goodwill	61,710	60,849
Other intangibles, net of accumulated amortization of $4,470 in 2008 and $3,242 in 2007	34,903	35,852
Other assets	990	762
Total assets	$ 296,638	$ 288,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 4,180	$ 4,200
Trade accounts payable	57,056	55,020
Accrued wages and benefits	7,378	10,001
Customer advances	2,662	3,684
Federal income taxes payable	4,013	2,510
Other accrued liabilities	5,591	5,654
Total current liabilities	80,880	81,069
Other liabilities	400	-
Long-term debt, less current portion	105,213	101,989
Deferred income taxes	2,377	2,387
Minority interest in consolidated subsidiary	12	12
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2008); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2008); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,325,072 in 2008 and 6,322,072 in 2007 shares outstanding	63	63
Paid-in capital	54,925	54,697
Retained earnings	53,577	48,762
Treasury stock; 20,049 common shares, at cost	(825)	(825)
Total shareholders’ equity	107,756	102,713
Total liabilities and shareholders’ equity	$ 296,638	$ 288,170
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2008	2007
Sales	$ 168,499	$ 83,631
Cost of sales	122,553	58,694
Gross profit	45,946	24,937
Selling, general and administrative expense	35,378	18,231
Operating income	10,568	6,706
Other income	13	18
Interest expense	(1,383)	(590)
Income before income taxes	9,198	6,134
Provision for income taxes	3,759	2,407
Net income	5,439	3,727
Preferred stock dividend	(23)	(23)
Net income attributable to common shareholders	$ 5,416	$ 3,704

Basic income per share	$ 0.86	$ 0.72
Weighted average common shares outstanding	6,323	5,128
Diluted income per share	$ 0.80	$ 0.65
Weighted average common and common equivalent shares outstanding	6,835	5,758
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
OPERATING ACTIVITIES:
Net income	$ 5,439	$ 3,727
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	981	304
Amortization of intangibles	1,228	124
Compensation expense on stock options and restricted stock	227	129
Deferred income taxes	259	(172)
Gain on sale of property and equipment	-	(8)
Tax benefit related to exercise of stock options	-	(2,916)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,076)	(2,687)
Inventories	1,274	1,386
Prepaid expenses and other current assets	(1,695)	2,301
Accounts payable and accrued liabilities	(1,644)	(4,250)
Net cash provided by (used in) operating activities	1,993	(2,062)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,502)	(560)
Proceeds from the sale of property and equipment	-	8
Purchase of businesses, net of cash acquired	(3,822)	-
Net cash used in investing activities	(5,324)	(552)

FINANCING ACTIVITIES:
Proceeds from debt	10,444	24,904
Principal payments on revolving line of credit and other long-term debt	(7,256)	(24,690)
Dividends paid in cash	(23)	(23)
Proceeds from exercise of stock options	-	185
Tax benefit related to exercise of stock options	-	2,916
Net cash provided by financing activities	3,165	3,292
(DECREASE) INCREASE IN CASH	(166)	678
CASH AT BEGINNING OF PERIOD	3,978	2,544
CASH AT END OF PERIOD	$ 3,812	$ 3,222

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

NOTE 2: THE COMPANY

DXP, a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (SEPCO). The Company is organized into two segments: Maintenance, Repair and Operating (MRO) and Electrical Contractor.

NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). See Note 11 “Fair Value of Financial Assets and Liabilities” for additional information on the adoption of SFAS 157. The Company is evaluating the effect that implementation of SFAS 157 for its nonfinancial assets and nonfinancial liabilities will have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. The Company adopted SFAS 159 effective January 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, immediate expense recognition is required for transaction costs. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only. As such, if the Company enters into any business combinations after adoption of SFAS 141(R), a transaction may significantly affect the Company’s financial position and earnings, but, not cash flows, compared to the Company’s past acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. The Company has not yet determined the effect, if any, SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, SFAS 161 will have on its financial position or results of operations.

NOTE 4: ACCOUNTING METHODS ADOPTED IN THE THREE MONTHS ENDED MARCH 31, 2008

On January 1, 2008, we elected to change our costing method for our inventories accounted for on the last-in, first-out method (LIFO) to the first-in, first-out (“FIFO”) method.  The percentage of total inventories accounted for under the LIFO method was approximately 46% at December 31, 2007.  We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method.  The FIFO method also better reflects current acquisition costs of those inventories on our consolidated balance sheets and enhances the matching of future cost of sales with revenues. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), all prior periods presented have been adjusted to apply the new method retrospectively.  The effect of the change in our inventory costing method includes the LIFO reserve and related impact on the obsolescence reserve.  This change increased our inventory balance by $2.0 million and increased retained earnings, net of income tax effects, by $1.2 million as of January 1, 2007.

The effect of this change in accounting principle was immaterial to the results of operations for all prior periods presented.  The effect of the change in accounting principle for inventory costs on the December 31, 2007 balance sheets is presented below.  Certain financial statement line items are combined if they were not affected by the change in accounting principle.

	December 31, 2007
	Originally Reported	Change to FIFO	Adjusted
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$ 84,196	$ 2,004	$ 86,200
Other current assets	87,388	-	87,388
Total current assets	171,584	2,004	173,588
Other assets	114,582	-	114,582
Total Assets	$ 286,166	$ 2,004	$ 288,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$ 1,708	$ 802	$ 2,510
Other current liabilities	78,559	-	78,559
Total current liabilities	80,267	802	81,069
Other liabilities	104,388	-	104,388
Total liabilities	184,655	802	185,457

Shareholders’ equity
Retained earnings	47,560	1,202	48,762
Other shareholders’ equity	53,951	-	53,951
Total shareholders’ equity	101,511	1,202	102,713
Total liabilities and shareholders’ equity	286,166	$ 2,004	288,170

On January 1, 2007, we also changed our accounting method from the completed-contract method to the percentage of completion method for binding agreements to fabricate tangible assets to customers’ specifications in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type contracts.  The percentage-of-completion method presents the economic substance of these transactions more clearly and timely than the completed-contract method.  The effect of this change in accounting principle was immaterial to results of operations and balance sheets for all prior periods presented.

NOTE 5: STOCK-BASED COMPENSATION

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

Stock Options as of the Quarterly Period Ended March 31, 2008

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of March 31, 2008, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2008:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	111,226	$ 2.15	3.2	$ 4,953,000
Granted	-
Exercised	-
Options outstanding and exercisable at March 31, 2008	111,226	$ 2.15	2.9	$ 4,129,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2008, was zero.  Cash received from stock options exercised during the quarterly period ended March 31, 2008 was zero.

Stock options outstanding and currently exercisable at March 31, 2008 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $2.50	91,226	2.1	$1.39
$4.53 - $6.72	20,000	6.7	$5.62
	111,226	2.9	$2.15

Restricted Stock.

Under a restricted stock plan approved by our shareholders in July 2005, (the “Restricted Stock Plan”) directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of stock granted to employees as of March 31, 2008 vest 20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2008:

Number of shares authorized for grants	300,000
Number of shares granted	124,258
Number of shares available for future grants	175,742
Weighted-average grant price of granted shares	$ 32.72

Changes in restricted stock for the three months ended March 31, 2008 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2007	106,226	$ 33.63
Granted	-	-
Vested	3,000	$ 18.85
Unvested at March 31, 2008	103,226	$ 34.06

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2008 and 2007 was $227,000 and $129,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $3,037,000 and $3,264,000 at March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 40 months.

NOTE 6: INVENTORY

As noted in Note 4, effective January 1, 2008, DXP elected to change its costing method for selected inventories.  DXP applied this change in accounting principle by adjusting all prior period balance sheets presented retrospectively.  Inventories are valued at the lower of cost or market utilizing the first-in, first-out method to determine cost. The carrying values of inventories are as follows (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$ 86,561	$ 82,198
Work in process	1,736	4,002
Inventories	$ 88,297	$ 86,200

Note 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2008 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2007	$ 96,701	$ 60,849	$ 35,852
Acquired during the year	854	575	279
Adjustments to prior year estimates	286	286	-
Amortization	(1,228)	-	(1,228)
Balance as of March 31, 2008	$ 96,613	$ 61,710	$ 34,903

A summary of amortizable intangible assets follows (in thousands):

	As of March 31, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 3,773	$ (440)	$ 3,773	$ (393)
Customer relationships	34,063	(3,691)	33,804	(2,632)
Non-compete agreements	1,537	(339)	1,517	(217)
Total	$ 39,373	$ (4,470)	$ 39,094	$ (3,242)

The $0.9 million increase in goodwill and the $0.3 million increase in other intangibles from December 31, 2007 to March 31, 2008 results from recording the estimated intangibles for the acquisition of the business of Rocky Mountain Supply and changes in the estimates of goodwill for businesses acquired during 2007.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

NOTE 8. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended
	March 31
	2008	2007
Basic:
Weighted average shares outstanding	6,323,160	5,128,284
Net income	$ 5,439,000	$ 3,727,000
Convertible preferred stock dividend	(23,000)	(23,000)
Net income attributable to common shareholders	$ 5,416,000	$ 3,704,000
Per share amount	$ 0.86	$ 0.72

Diluted:
Weighted average shares outstanding	6,323,160	5,128,284
Net effect of dilutive stock options – based on the treasury stock method	91,799	209,722
Assumed conversion of convertible preferred stock	420,000	420,000
Total	6,834,959	5,758,006
Net income attributable to common shareholders	$ 5,416,000	$ 3,704,000
Convertible preferred stock dividend	23,000	23,000
Net income for diluted earnings per share	$ 5,439,000	$ 3,727,000
Per share amount	$ 0.80	$ 0.65

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

Financial information relating the Company’s segments is as follows:

	Three Months ended March 31,
	MRO	Electrical Contractor	Total

2008
Sales	$ 167,596	$ 903	$ 168,499
Operating income	10,427	141	10,568
Income before taxes	9,087	111	9,198
2007
Sales	$ 82,866	$ 765	$ 83,631
Operating income	6,659	47	6,706
Income before taxes	6,113	21	6,134

NOTE 10:  ACQUISITIONS

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

On February 1, 2008, DXP completed the acquisition of the business of Rocky Mtn. Supply, Inc. DXP acquired this business to expand DXP’s geographic presence in Colorado.  DXP paid approximately $4.6 million, net of acquired cash, for this business.  The purchase price consisted of approximately $3.9 million paid in cash and $0.7 million in the form of promissory notes.  The cash portion was funded by utilizing available capacity under DXP’s credit facility.

The allocation of purchase price for all acquisitions completed since March 31, 2007 are preliminary in the December 31, 2007 and March 31, 2008 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since March 31, 2007 in connection with the acquisitions described above (in thousands).

Cash	$ 1,321
Accounts Receivable	30,474
Inventory	43,375
Property and equipment	7,664
Goodwill and intangibles	78,358
Other assets	2,692
Assets acquired	163,884
Current liabilities assumed	(28,926)
Non-current liabilities assumed	(333)
Net assets acquired	$134,625

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2008 and 2007, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Three Months Ended March 31,
	2007	2008
	(Unaudited)
	In Thousands, except for per share data

Net sales	$166,083	$169,578
Net income	4,653	5,468
Per share data
Basic earnings	$0.82	$0.86
Diluted earnings	$0.75	$0.80

NOTE 11:  FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 affects the Company in the fair value measurement of the commodity and interest rate derivative positions which must be classified in one of the following categories:

Level 1 Inputs

These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

These inputs are other than quoted prices that are observable, for an asset or liability. This includes: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs

These are unobservable inputs for the asset or liability which require the Company’s own assumptions.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table summarizes the valuation of our financial instruments by SFAS 157 input levels as of March 31, 2008:

Fair Value Measurement (in thousands)
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilites	$ -	$ 600	$ -	$ 600
Non-current liabilites	-	400	-	400
Total	$ -	$ 1,000	$ -	$ 1,000

NOTE 12: COMPREHENSIVE INCOME

Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in interest rates in connection with an interest rate swap, which is recorded as follows:

	Three Months Ended March 31
	2008	2007
Net income	$5,439	$3,727
Loss from interest rate swap	(600)	-
Comprehensive income	$4,839	$3,727

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2008	%	2007	%
	(in thousands, except percentages and per share amounts)

Sales	$ 168,499	100.0	$ 83,631	100.0
Cost of sales	122,553	72.7	58,694	70.2
Gross profit	45,946	27.3	24,937	29.8
Selling, general and administrative expense	35,378	21.0	18,231	21.8
Operating income	10,568	6.3	6,706	8.0
Interest expense	(1,383)	(0.8)	(590)	(0.7)
Other income	13	-	18	-
Income before income taxes	9,198	5.5	6,134	7.3
Provision for income taxes	3,759	2.2	2,407	2.9
Net income	$ 5,439	3.3	$ 3,727	4.4
Per share amounts
Basic earnings per share	$ 0.86		$ 0.72
Diluted earnings per share	$ 0.80		$ 0.65

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

SALES.  Revenues for the quarter ended March 31, 2008, increased $84.9 million, or 101.5%, to approximately $168.5 million from $83.6 million for the same period in 2007. Sales for the MRO Segment increased $84.7 million, or 102.2%, primarily due to sales by businesses acquired in 2007 and 2008. Sales by these acquired businesses accounted for $73.6 million of the 2008 sales increase.  Excluding sales of the acquired businesses, sales for the MRO segment increased 13.4%.  This sales increase is primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales for the Electrical Contractor segment increased by $0.1 million, or 18.0%, for the current quarter when compared to the same period in 2007.  The sales increase resulted from the sale of more specialty type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 2.5% for the first quarter of 2008, when compared to the same period in 2007.  Gross profit as a percentage of sales for the MRO segment decreased to 27.2% for the three months ended March 31, 2008, from 29.8% in the comparable period of 2007.  This decrease can be primarily attributed to the lower gross profit on sales by Precision which was acquired on September 10, 2007 and to  decreased margins on pump related equipment sold by the MRO segment. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 36.7% for the three months ended March 31, 2008, from 32.5% in the comparable period of 2007. This increase resulted from increased sales of higher margin specialty type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended March 31, 2008, increased by approximately $17.1 million when compared to the same period in 2007. The increase is primarily attributed to increased selling, general and administrative expenses of acquired businesses. Selling, general and administrative expense associated with the four businesses acquired in 2007 and 2008 accounted for $15.8 million of the $17.1 million increase.  The remaining $1.3 million of the increase is primarily the result of increased salaries, employee benefits and payroll related expenses.  Salaries have increased partially as a result of increased headcount due to acquisitions and hiring more sales related personnel for the purpose of increasing sales.  As a percentage of revenue, the 2008 expense decreased by approximately 0.8%, to 21.0%, from 21.8% for the quarter ended March 31, 2007.  This decrease is primarily the result of economies of scale.

OPERATING INCOME.  Operating income for the first three months of 2008 increased 57.6% when compared to the same period in 2007.  Operating income for the MRO segment increased 56.6% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment increased 200.0% primarily as a result of increased gross profit.

INTEREST EXPENSE.  Interest expense for the quarter ended March 31, 2008 increased by 134.4% from the same period in 2007.   This increase results from increased debt used to fund acquisitions, partially offset by an approximate 200 basis point decrease in market interest rates on floating rate debt.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $2.0 million of cash in operating activities during the first three months of 2008 as compared to using $2.1 million during the first three months of 2007. This change between the two periods was primarily attributable to increased net income and amortization of intangibles in the 2008 period and a $2.9 million use of cash recorded for the tax benefit related to the exercise of stock options in the 2007 period.

During the first three months of 2008, the amount available to be borrowed under our loan agreement with our bank lender (the “Credit Facility”) increased from $17.1 million at December 31, 2007 to $20.9 million at March 31, 2008.  This increase in availability primarily resulted from increased accounts receivable and inventory.

Credit Facility

On September 10, 2007, DXP entered into the Credit Facility with Wells Fargo Bank, National Association as lead arranger and administrative agent. The Credit Facility consists of a revolving credit facility that provides a $130 million line of credit to DXP.  This new line of credit replaced DXP’s prior credit facility.  The Credit Facility expires on September 10, 2012.

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

The Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime plus a margin of 0.00% to 0.25%.  At March 31, 2008, the LIBOR based rate was LIBOR plus 0.75 basis points.  At March 31, 2008, the prime based rate was prime plus zero percent.  At March 31, 2008, $97.6 million was outstanding under the Credit Facility. At March 31, 2008, $95.0 million was borrowed at an interest rate of 4.45% under the LIBOR option and $2.6 million was borrowed at an interest rate of 5.25% under the prime option.  Commitment fees of 0.125% to 0.25% per annum are payable on the portion of the Credit Facility capacity not in use for borrowings at any given time.  At March 31, 2008 the commitment fee was 0.125%.  At March 31, 2008, we were in compliance with all covenants.  At March 31, 2008, we had $20.7 million available for borrowings under the Credit Facility.

To hedge a portion of our floating rate debt, as of January 10, 2008 DXP entered into an interest rate swap agreement with our lead bank.  Through January 11, 2010 this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Credit Facility at 3.68% plus the margin ranging from 0.75% to 1.25%.

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

Borrowings

	March 31, 2008	December 31, 2007	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 4,180	$ 4,200	$ (20)
Long-term debt, less current portion	105,213	101,989	3,224
Total long-term debt	$ 109,393	$ 106,189	$ 3,204(2)
Amount available	$ 20,880(1)	$ 17,116(1)	$ 3,764(3)
(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) The funds obtained from the increase in long-term debt were primarily used in operations, primarily to fund the increase in accounts receivable.
(3) The $3.6 million increase in the amount available is primarily a result of increased accounts receivable and inventory.

Performance Metrics

	March 31,		Increase
	2008	2007	(Decrease)
	(in Days)
Days of sales outstanding	47.2	48.2	(1.0)
Inventory turns	5.6	6.6	(1.0)

Accounts receivable days of sales outstanding were 47.2 days at March 31, 2008 compared to 48.2 days at March 31, 2007.  The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.  Annualized inventory turns were 5.6 at March 31, 2008 and 6.6 at March 31, 2007.  The decline in inventory turns resulted from the inclusion of businesses acquired in 2007 and 2008 which have lower inventory turns compared to the rest of DXP.

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

On February 1, 2008, DXP completed the acquisition of the business of Rocky Mtn Supply, Inc. DXP acquired this business to expand DXP’s geographic presence in Colorado.  DXP paid approximately $4.6 million, net of acquired cash, for this business.  The purchase price consisted of approximately $3.9 million paid in cash and $0.7 million in the form of promissory notes.  The cash portion was funded by utilizing available capacity under DXP’s credit facility.

The allocation of purchase price for all acquisitions completed since March 31, 2007 are preliminary in the March 31, 2008 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since March 31, 2007 in connection with the acquisitions described above (in thousands).

Cash	$ 1,321
Accounts Receivable	30,474
Inventory	43,375
Property and equipment	7,664
Goodwill and intangibles	78,358
Other assets	2,692
Assets acquired	163,884
Current liabilities assumed	(28,926)
Non-current liabilities assumed	(333)
Net assets acquired	$134,625

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2008 and 2007, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Three Months Ended March 31,
	2007	2008
	(Unaudited)
	In Thousands, except for per share data

Net Sales	$166,083	$169,578
Net Income	4,653	5,468
Per share data
Basic earnings	$0.82	$0.86
Diluted	$0.75	$0.80

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications we recognize revenues using the percentage-of-completion method.  For other sales we recognize revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided, and collectibility is reasonably assured.

Allowance for Doubtful Accounts

Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts.  Write-offs could be materially different from the reserve provided if economic conditions change or actual results deviate from historical trends.

Inventory

Inventory consists principally of finished goods and is priced at lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.  Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.  Actual obsolescence could be materially different from the reserve if economic conditions or market trends change significantly.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples.  As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred.  We did not have any impairments under the provisions of SFAS No. 142 as of March 31, 2008.

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at March 31, 2008, a 100 basis point change in interest rates would result in approximately a $1,047,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004, as revised on January 21, 2005, our management determined that it would exclude Precision Industries, Inc. and its consolidated subsidiaries (“Precision”) and the businesses of Delta Process Equipment, Rocky Mtn. Supply and Indian Fire and Safety from the scope of its assessment of internal control over financial reporting as of March 31, 2008.  The reason for this exclusion is that we acquired all of the stock of Precision and the businesses of Delta Process Equipment, Rocky Mtn. Supply and Indian Fire and Safety during 2007 and 2008 and it was not possible for management to conduct an assessment of internal controls over financial reporting in the period between the dates the acquisitions were completed and the date of management’s assessment.  The Company has excluded Precision Industries, Inc. and the businesses of Delta Process Equipment, Rocky Mtn. Supply, and Indian Fire and Safety from its assessment of internal control over financial reporting as of March 31, 2008.  The total assets and revenues of Precision Industries, Inc. and the businesses of Delta Process Equipment, Rocky Mtn. Supply, and Indian Fire and Safety represent approximately 55% and 25% respectively, of the related consolidated financial statement amounts as of and for the three months ended March 31, 2008.

ITEM 4T:  CONTROLS AND PROCEDURES

N.A.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the asbestos related litigation or the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A. RISK FACTORS

No material changes have occurred in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

10.1
Asset Purchase Agreement between DXP Enterprises, Inc. and Rocky Mtn. Supply, Inc. dated as of February 1, 2008 whereby DXP acquired the assets of Rocky Mtn. Supply, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2008).

18.1	Letter of Independent Registered Accounting Firm regarding change in Accounting Principle (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.
(Registrant)
By: /s/MAC McCONNELL
           Mac McConnell
Senior Vice-President/Finance and
Chief Financial Officer

Dated:  May 12, 2008