Form 10-Q
period 2008-06-30
DXP ENTERPRISES INC
filed 2008-08-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Number of shares of registrant's Common Stock outstanding as of August 9, 2008:  6,399,560.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)	(Restated)
Current assets:
Cash	$ 5,960	$ 3,978
Trade accounts receivable, net of allowances for doubtful accounts
of $2,409 in 2008 and $2,131 in 2007	96,626	79,969
Inventories, net	89,883	86,200
Prepaid expenses and other current assets	2,254	1,650
Deferred income taxes	2,084	1,791
Total current assets	196,807	173,588
Property and equipment, net	18,418	17,119
Goodwill	61,710	60,849
Other intangibles, net of accumulated amortization of $5,702 in 2008 and $3,242 in 2007	33,671	35,852
Other assets	995	762
Total assets	$ 311,601	$ 288,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 3,894	$ 4,200
Trade accounts payable	65,221	55,020
Accrued wages and benefits	9,897	10,001
Customer advances	1,650	3,684
Federal income taxes payable	1,522	2,510
Other accrued liabilities	6,161	5,654
Total current liabilities	88,345	81,069
Other liabilities	150	-
Long-term debt, less current portion	105,803	101,989
Deferred income taxes	2,567	2,387
Minority interest in consolidated subsidiary	12	12
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2008); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2008); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,325,072 in 2008 and 6,322,072 in 2007 shares outstanding	63	63
Paid-in capital	55,152	54,697
Retained earnings	60,528	48,762
Other comprehensive income, net of income taxes	(210)	-
Treasury stock; 20,049 common shares, at cost	(825)	(825)
Total shareholders’ equity	114,724	102,713
Total liabilities and shareholders’ equity	$ 311,601	$ 288,170
See notes to the condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	$ 187,802	$ 85,323	$ 356,301	$ 168,954
Cost of sales	135,926	60,812	258,479	119,506
Gross profit	51,876	24,511	97,822	49,448
Selling, general and administrative expense	40,391	18,416	75,769	36,647
Operating income	11,485	6,095	22,053	12,801
Other income	27	81	40	99
Interest expense	(1,176)	(517)	(2,559)	(1,107)
Income before income taxes	10,336	5,659	19,534	11,793
Provision for income taxes	3,963	2,242	7,722	4,649
Net income	6,373	3,417	11,812	7,144
Preferred stock dividend	(22)	(22)	(45)	(45)
Net income attributable to common shareholders	$ 6,351	$ 3,395	$ 11,767	$ 7,099

Basic income per share	$ 1.00	$ 0.61	$ 1.86	$ 1.32
Weighted average common shares outstanding	6,325	5,600	6,324	5,366
Diluted income per share	$ 0.93	$ 0.56	$ 1.73	$ 1.20
Weighted average common and common equivalent shares outstanding	6,846	6,111	6,840	5,936
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$ 11,812	$ 7,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	2,036	652
Amortization of intangibles	2,460	836
Compensation expense on stock options and restricted stock	454	250
Deferred income taxes	(113)	(132)
Gain on sale of property and equipment	-	(8)
Tax benefit related to exercise of stock options	-	(2,968)
Changes in operating assets and liabilities:
Trade accounts receivable	(15,532)	(3,910)
Inventories	(312)	1,477
Prepaid expenses and other current assets	1,896	3,742
Accounts payable and accrued liabilities	6,500	(3,816)
Net cash provided by operating activities	5,409	3,267

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,202)	(989)
Proceeds from the sale of property and equipment	-	8
Purchase of businesses, net of cash acquired	(3,822)	(9,377)
Net cash used in investing activities	(7,024)	(10,358)

FINANCING ACTIVITIES:
Proceeds from debt	25,223	48,123
Principal payments on revolving line of credit and other long-term debt	(21,581)	(75,707)
Dividends paid in cash	(45)	(45)
Proceeds from exercise of stock options	-	191
Proceeds from sale of common stock	-	44,639
Tax benefit related to exercise of stock options	-	2,968
Net cash provided by financing activities	3,597	20,169
INCREASE IN CASH	1,982	13,078
CASH AT BEGINNING OF PERIOD	3,978	2,544
CASH AT END OF PERIOD	$ 5,960	$ 15,622

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet; and include all earnings of a consolidated subsidiary in consolidated results of operations. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. The Company has not yet determined the effect, if any; SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any; SFAS 161 will have on its financial statements.

NOTE 4: ACCOUNTING METHODS ADOPTED JANUARY 1, 2008

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

	December 31, 2007
	Originally Reported	Change to FIFO	Adjusted
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$ 84,196	$ 2,004	$ 86,200
Other current assets	87,388	-	87,388
Total current assets	171,584	2,004	173,588
Other assets	114,582	-	114,582
Total Assets	$ 286,166	$ 2,004	$ 288,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$ 1,708	$ 802	$ 2,510
Other current liabilities	78,559	-	78,559
Total current liabilities	80,267	802	81,069
Other liabilities	104,388	-	104,388
Total liabilities	184,655	802	185,457

Shareholders’ equity
Retained earnings	47,560	1,202	48,762
Other shareholders’ equity	53,951	-	53,951
Total shareholders’ equity	101,511	1,202	102,713
Total liabilities and shareholders’ equity	$ 286,166	$ 2,004	$ 288,170

On January 1, 2007, we also changed our accounting method from the completed-contract method to the percentage of completion method for binding agreements to fabricate tangible assets to customers’ specifications in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type contracts.  The percentage-of-completion method presents the economic substance of these transactions more clearly and timely than the completed-contract method.  The effect of this change in accounting principle was immaterial to results of operations and balance sheets for all prior periods presented.  At June 30, 2008, $9.6 million of unbilled costs and estimated earnings are included in accounts receivable.

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

Stock Options as of the Six Month Period Ended June 30, 2008

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of June 30, 2008, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2008:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	111,226	$ 2.15	3.2	$ 4,953,000
Granted	-
Exercised	-
Options outstanding and exercisable at June 30, 2008	111,226	$ 2.15	2.7	$ 4,392,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six month period ended June 30, 2008, was zero.  Cash received from stock options exercised during the six month period ended June 30, 2008 was zero.

Stock options outstanding and currently exercisable at June 30, 2008 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $2.50	91,226	1.8	$1.39
$4.53 - $6.72	20,000	6.4	$5.62
	111,226	2.7	$2.15

Restricted Stock.

Under a restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of stock granted to employees as of June 30, 2008 vest 20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2008:

Number of shares authorized for grants	300,000
Number of shares granted	124,258
Number of shares available for future grants	175,742
Weighted-average grant price of granted shares	$ 32.72

Changes in restricted stock for the six months ended June 30, 2008 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2007	106,226	$ 33.63
Granted	-	-
Vested	3,000	$ 18.85
Unvested at June 30, 2008	103,226	$ 34.06

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2008 and 2007 was $454,000 and $250,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,810,000 and $3,264,000 at June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 37 months.

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

	June 30, 2008	December 31, 2007
(Restated)
Finished goods	$ 88,419	$ 82,198
Work in process	1,464	4,002
Inventories	$ 89,883	$ 86,200

Note 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2008 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2007	$ 96,701	$ 60,849	$ 35,852
Acquired during the year	854	575	279
Adjustments to prior year estimates	286	286	-
Amortization	(2,460)	-	(2,460)
Balance as of June 30, 2008	$ 95,381	$ 61,710	$ 33,671

A summary of amortizable intangible assets follows (in thousands):

	As of June 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 3,773	$ (487)	$ 3,773	$ (393)
Customer relationships	34,063	(4,753)	33,804	(2,632)
Non-compete agreements	1,537	(462)	1,517	(217)
Total	$ 39,373	$ (5,702)	$ 39,094	$ (3,242)

The $0.9 million increase in goodwill and the $0.3 million increase in other intangibles from December 31, 2007 to June 30, 2008 results from recording the estimated intangibles for the acquisition of the business of Rocky Mountain Supply and changes in the estimates of goodwill for businesses acquired during 2007.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

NOTE 8. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic:
Weighted average shares outstanding	6,325,072	5,600,134	6,324,116	5,366,026
Net income	$ 6,373,000	$3,417,000	$11,812,000	$7,144,000
Convertible preferred stock dividend	(22,000)	(22,000)	(45,000)	(45,000)
Net income attributable to common shareholders	$ 6,351,000	$3,395,000	11,767,000	$7,099,000
Per share amount	$ 1.00	$ 0.61	$ 1.86	$ 1.32

Diluted:
Weighted average shares outstanding	6,325,072	5,600,134	6,324,116	5,366,026
Net effect of dilutive stock options – based on the treasury stock method	100,485	91,154	96,142	149,845
Assumed conversion of convertible preferred stock	420,000	420,000	420,000	420,000
Total	6,845,557	6,111,288	6,840,258	5,935,871
Net income attributable to common shareholders	$ 6,350,000	$3,395,000	$11,767,000	$7,099,000
Convertible preferred stock dividend	23,000	22,000	45,000	45,000
Net income for diluted earnings per share	$ 6,373,000	$3,417,000	$11,812,000	$7,144,000
Per share amount	$ 0.93	$ 0.56	$ 1.73	$ 1.20

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

Financial information relating the Company’s segments is as follows:

	Three Months ended June 30,			Six Months ended June 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2008
Sales	$ 186,823	$ 979	$187,802	$ 354,419	$ 1,882	$ 356,301
Operating income	11,315	170	11,485	21,742	311	22,053
Income before taxes	10,199	137	10,336	19,286	248	19,534
2007
Sales	$ 84,555	$ 768	$ 85,323	$ 167,421	$ 1,533	$ 168,954
Operating income	5,983	112	6,095	12,641	160	12,801
Income before taxes	5,573	86	5,659	11,686	107	11,793

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

The allocation of purchase price for all acquisitions completed since June 30, 2007 are preliminary in the June 30, 2008 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since June 30, 2007 in connection with the acquisitions described above (in thousands).

Cash	$ 698
Accounts Receivable	28,321
Inventory	42,186
Property and equipment	7,437
Goodwill and intangibles	69,799
Other assets	2,692
Assets acquired	151,133
Current liabilities assumed	(27,372)
Non-current liabilities assumed	(333)
Net assets acquired	$123,428

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2008 and 2007, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In Thousands, except for per share data)

Net Sales	$187,802	$ 160,260	$357,380	$326,343
Net Income	$ 6,373	$ 4,325	$ 11,841	$ 9,371
Per share data
Basic earnings	$ 1.00	$ 0.65	$ 1.87	$ 1.47
Diluted earnings	$ 0.93	$ 0.61	$ 1.73	$ 1.36

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

The following table summarizes the valuation of our financial instruments by SFAS 157 input levels as of June 30, 2008:

Fair Value Measurement (in thousands)
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities	$ -	$ 200	$ -	$ 200
Non-current liabilities	-	150	-	150
Total	$ -	$ 350	$ -	$ 350

NOTE 12: COMPREHENSIVE INCOME

Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in interest rates in connection with an interest rate swap, which is recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$ 6,373	$ 3,417	$ 11,812	$ 7,144
Gain (loss) from interest rate swap, net of income taxes	390	-	(210)	-
Comprehensive income	$ 6,763	$ 3,417	$ 11,602	$ 7,144

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
	(in thousands, except percentages and per share amounts)
Sales	$187,802	100.0	$85,323	100.0	$356,301	100.0	$168,954	100.0
Cost of sales	135,926	72.4	60,812	71.3	258,479	72.5	119,506	70.7
Gross profit	51,876	27.6	24,511	28.7	97,822	27.5	49,448	29.3
Selling, general and administrative expense	40,391	21.5	18,416	21.6	75,769	21.3	36,647	21.7
Operating income	11,485	6.1	6,095	7.1	22,053	6.2	12,801	7.6
Interest expense	(1,176)	(0.6)	(517)	(0.6)	(2,559)	(0.7)	(1,107)	(0.7)
Other income	27	-	81	0.1	40	-	99	0.1
Income before income taxes	10,336	5.5	5,659	6.6	19,534	5.5	11,793	7.0
Provision for income taxes	3,963	2.1	2,242	2.6	7,722	2.2	4,649	2.8
Net income	$ 6,373	3.4	$ 3,417	4.0	11,812	3.3	$ 7,144	4.2
Per share amounts
Basic earnings per share	$ 1.00		$ 0.61		$1.86		$ 1.32
Diluted earnings per share	$ 0.93		$ 0.56		$1.73		$ 1.20

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

SALES.  Revenues for the quarter ended June 30, 2008, increased $102.5 million, or 120.1%, to approximately $187.8 million from $85.3 million for the same period in 2007. Sales for the MRO Segment increased $102.3 million, or 120.9%, primarily due to sales by businesses acquired in 2007 and 2008. Sales by businesses acquired since March 31, 2007 accounted for $76.1 million of the 2008 sales increase.  Excluding sales of the acquired businesses, sales for the MRO segment increased 30.9%.  This sales increase is primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales for the Electrical Contractor segment increased by $0.2 million, or 27.5%, for the current quarter when compared to the same period in 2007.  The sales increase resulted from the sale of more commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 1.1% for the second quarter of 2008, when compared to the same period in 2007.  Gross profit as a percentage of sales for the MRO segment decreased to 27.6% for the three months ended June 30, 2008, from 28.6% in the comparable period of 2007.  This decrease can be primarily attributed to the lower gross profit on sales by Precision which was acquired on September 10, 2007. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 36.3% for the three months ended June 30, 2008, from 39.2% in the comparable period of 2007. This decrease resulted from increased sales of lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended June 30, 2008, increased by approximately $22.0 million when compared to the same period in 2007. The increase is primarily attributed to increased selling, general and administrative expenses of acquired businesses. Selling, general and administrative expense associated with businesses acquired since March 31, 2007 accounted for $16.2 million of the $22.0 million increase.  The remaining $5.8 million of the increase is primarily the result of increased salaries, incentive compensation, employee benefits and payroll related expenses.  These expenses have increased partially as a result of increased profits, which increased incentive compensation, and hiring more sales related personnel for the purpose of increasing sales.  As a percentage of revenue, the 2008 expense decreased by approximately 0.1%, to 21.5%, from 21.6% for the quarter ended June 30, 2007.  This decrease is primarily the result of economies of scale.

OPERATING INCOME.  Operating income for the three months ended June 30, 2008 increased 88.4% when compared to the same period in 2007.  Operating income for the MRO segment increased 89.1% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment increased 51.8% primarily as a result of increased gross profit.

INTEREST EXPENSE.  Interest expense for the quarter ended June 30, 2008 increased by 127.5% from the same period in 2007.   This increase results from increased debt used to fund acquisitions, partially offset by an approximate 260 basis point decrease in market interest rates on floating rate debt.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

SALES.  Revenues for the six months ended June 30, 2008, increased $187.3 million, or 110.9%, to approximately $356.3 million from $169.0 million for the same period in 2007. Sales for the MRO Segment increased $187.0 million, or 111.7%, primarily due to sales by businesses acquired since March 31, 2007. Sales by these acquired businesses accounted for $149.7 million of the 2008 sales increase.  Excluding sales of the acquired businesses, sales for the MRO segment increased 22.3%.  This sales increase is primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales for the Electrical Contractor segment increased by $0.3 million, or 22.8%, for the first six months of 2008 when compared to the same period in 2007.  The sales increase resulted from the sale of more specialty and commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 1.8% for the first six months of 2008, when compared to the same period in 2007.  Gross profit as a percentage of sales for the MRO segment decreased to 27.4% for the six months ended June 30, 2008, from 29.2% in the comparable period of 2007.  This decrease can be primarily attributed to the lower gross profit on sales by Precision which was acquired on September 10, 2007. Gross profit as a percentage of sales for the Electrical Contractor segment increased to 36.5% for the six months ended June 30, 2008, from 35.9% in the comparable period of 2007. This increase resulted from increased sales of higher margin specialty type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the first six months ended June 30, 2008, increased by approximately $39.1 million when compared to the same period in 2007. The increase is primarily attributed to increased selling, general and administrative expenses of acquired businesses. Selling, general and administrative expense associated with businesses acquired since March 31, 2007 accounted for $32.0 million of the $39.1 million increase.  The remaining $7.1 million of the increase is primarily the result of increased salaries, incentive compensation, employee benefits and payroll related expenses.  These expenses have increased partially as a result of increased profits, which increased incentive compensation, and hiring more sales related personnel for the purpose of increasing sales.  As a percentage of revenue, the 2008 expense decreased by approximately 0.4%, to 21.3%, from 21.7% for the six months ended June 30, 2007.  This decrease is primarily the result of economies of scale.

OPERATING INCOME.  Operating income for the first six months of 2008 increased 72.3% when compared to the same period in 2007.  Operating income for the MRO segment increased 72.0% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment increased 94.4% primarily as a result of increased gross profit.

INTEREST EXPENSE.  Interest expense for the six months ended June 30, 2008 increased by 131.2% from the same period in 2007.   This increase results from increased debt used to fund acquisitions, partially offset by an approximate 230 basis point decrease in market interest rates on floating rate debt.

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

The allocation of purchase price for all acquisitions completed since June 30, 2007 are preliminary in the June 30, 2008 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since June 30, 2007 in connection with the acquisitions described above (in thousands).

Cash	$ 698
Accounts Receivable	28,321
Inventory	42,186
Property and equipment	7,437
Goodwill and intangibles	69,799
Other assets	2,692
Assets acquired	151,133
Current liabilities assumed	(27,372)
Non-current liabilities assumed	(333)
Net assets acquired	$ 123,428

The pro forma unaudited results of operations for the Company on a consolidated basis for the six months ended June 30, 2008 and 2007, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(in thousands, except for per share data)

Net sales	$187,802	$160,260	$357,380	$326,343
Net income	6,373	4,325	11,841	9,371
Per share data
Basic earnings	$1.01	$0.65	$1.87	$1.47
Diluted earnings	$0.93	$0.61	$1.73	$1.36

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $5.6 million of cash in operating activities during the first six months of 2008 as compared to generating $3.3 million during the first six months of 2007. This change between the two periods was primarily attributable to increased net income and amortization of intangibles in the 2008 period, increased accounts payable in the 2008 period and a $3.0 million use of cash recorded for the tax benefit related to the exercise of stock options in the 2007 period.

During the first six months of 2008, the amount available to be borrowed under our loan agreement with our bank lenders (the “Credit Facility”) increased from $17.1 million at December 31, 2007 to $29.6 million at June 30, 2008.  This increase in availability primarily resulted from increased accounts receivable and inventory.

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

The Credit Facility allows us to borrow at LIBOR plus a margin ranging from 0.75% to 1.25% or prime plus a margin of 0.00% to 0.25%.  At June 30, 2008, the LIBOR based rate was LIBOR plus 0.75 basis points.  At June 30, 2008, the prime based rate was prime plus zero percent.  At June 30, 2008, $99.4 million was outstanding under the Credit Facility. At June 30, 2008, $98.0 million was borrowed at a weighted average interest rate of 3.23% under the LIBOR option and $1.4 million was borrowed at an interest rate of 5.0% under the prime option.  Commitment fees of 0.125% to 0.25% per annum are payable on the portion of the Credit Facility capacity not in use for borrowings at any given time.  At June 30, 2008 the commitment fee was 0.125%.  At June 30, 2008, we were in compliance with all covenants under the Credit Facility.

To hedge a portion of our floating rate debt, as of January 10, 2008 DXP entered into an interest rate swap agreement with our lead bank.  Through January 11, 2010 this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Credit Facility at 3.68% plus the margin in effect under the Credit Facility.

The Credit Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – The Credit Facility requires that DXP’s Fixed Charge Coverage Ratio be not less than 1.5 to 1.0 as of each fiscal quarter end, determined on a rolling four quarters basis, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA minus capital expenditures (excluding acquisitions) to (b) Fixed Charges.  EBITDA is defined as consolidated net income plus depreciation, amortization, other non-cash expense items, interest expense, income tax expense with pro forma EBITDA adjustments for divestitures and acquisitions.  Fixed Charges are defined as the aggregate of interest expense, scheduled principal payments on long term debt, current portion of capital lease obligations and cash income taxes.

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

Borrowings

	June 30, 2008	December 31, 2007	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 3,894	$ 4,200	$ (306)
Long-term debt, less current portion	105,803	101,989	3,814
Total long-term debt	$ 109,697	$ 106,189	$ 3,508(2)
Amount available	$ 29,593(1)	$ 17,116(1)	$ 12,477(3)
(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) The funds obtained from the increase in long-term debt were primarily used to fund the acquisition of the business of Rocky Mtn Supply, Inc.
(3) The $13.4 million increase in the amount available is primarily a result of increased accounts receivable and inventory.

Performance Metrics

	June 30,		Increase
	2008	2007	(Decrease)
	(in Days)
Days of sales outstanding	50.6	51.7	(1.1)
Inventory turns	5.9	6.5	(0.6)

Accounts receivable days of sales outstanding were 50.6 days at June 30, 2008 compared to 51.7 days at June 30, 2007.  The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.  Annualized inventory turns were 5.9 at June 30, 2008 compared to 6.5 at June 30, 2007.  The decline in inventory turns resulted from the inclusion of businesses acquired in 2007 and 2008 which have lower inventory turns compared to the rest of DXP.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The significant estimates made by us in the accompanying financial statements relate to accounts receivable collectibility, inventory valuations, income taxes, self-insured liability claims, allocation of purchase price, impairment of goodwill and other intangibles, useful lives of intangibles, and self-insured medical claims.  Actual results could differ from those estimates.  Management periodically re-evaluates these estimates as events and circumstances change.  Together with the effects of the matters discussed above, these factors may significantly impact the Company’s results of operations from period to period.

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

Allowance for Doubtful Accounts

Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts.  Write-offs could be materially different from the reserve if economic conditions change or actual results deviate from historical trends.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples.  As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred.  We did not have any impairments under the provisions of SFAS No. 142 as of June 30, 2008.

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at June 30, 2008, a 100 basis point change in interest rates would result in approximately a $1,064,000 change in annual interest expense.

To hedge a portion of our floating rate debt, on January 10, 2008, we entered into an interest-rate swap agreement with the lead bank of our Credit Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate “LIBOR” borrowings under the Credit Facility at 3.68% plus the margin in effect under the Credit Facility.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004, as revised on January 21, 2005, our management determined that it would exclude Precision Industries, Inc. and its consolidated subsidiaries (“Precision”) and the businesses of Delta Process Equipment, Rocky Mtn. Supply and Indian Fire and Safety from the scope of its assessment of internal control over financial reporting as of June 30, 2008.  The reason for this exclusion is that we acquired all of the stock of Precision and the businesses of Delta Process Equipment, Rocky Mtn. Supply and Indian Fire and Safety during 2007 and 2008 and it was not possible for management to conduct an assessment of internal controls over financial reporting in the period between the dates the acquisitions were completed and the date of management’s assessment.  The Company has excluded Precision Industries, Inc. and the businesses of Delta Process Equipment, Rocky Mtn. Supply, and Indian Fire and Safety from its assessment of internal control over financial reporting as of June 30, 2008.  The total assets and revenues of Precision Industries, Inc. and the businesses of Delta Process Equipment, Rocky Mtn. Supply, and Indian Fire and Safety represent approximately 31.4% and 43.2% respectively, of the related consolidated financial statement amounts as of and for the six months ended June 30, 2008.

ITEM 4:  CONTROLS AND PROCEDURES

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

18.1
Letter of Independent Registered Accounting Firm regarding change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Registrant’s Form 10-Q filed with the Commission on May 12, 2008.)

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

Dated:  August 7, 2008