Form 10-K/A
DXP ENTERPRISES INC
filed 2008-08-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities Exchange Commission on August 7, 2008.  The sole purpose of this amendment is to correct a typographical error in the line captioned “Prepaid expenses and other current assets” for the six months ended June 30, 2008 in the “Unaudited Condensed Consolidated Statements of Cash Flows” in Item 1 which was incorrectly stated to be $1,896 and now is correctly stated to be $(1,896).   Additionally, in connection with the filing of this amendment and pursuant to SEC rules, the Company is including currently dated certifications. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

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

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$ 11,812	$ 7,144
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	2,036	652
Amortization of intangibles	2,460	836
Compensation expense on stock options and restricted stock	454	250
Deferred income taxes	(113)	(132)
Gain on sale of property and equipment	-	(8)
Tax benefit related to exercise of stock options	-	(2,968)
Changes in operating assets and liabilities:
Trade accounts receivable	(15,532)	(3,910)
Inventories	(312)	1,477
Prepaid expenses and other current assets	(1,896)	3,742
Accounts payable and accrued liabilities	6,500	(3,816)
Net cash provided by operating activities	5,409	3,267

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,202)	(989)
Proceeds from the sale of property and equipment	-	8
Purchase of businesses, net of cash acquired	(3,822)	(9,377)
Net cash used in investing activities	(7,024)	(10,358)

FINANCING ACTIVITIES:
Proceeds from debt	25,223	48,123
Principal payments on revolving line of credit and other long-term debt	(21,581)	(75,707)
Dividends paid in cash	(45)	(45)
Proceeds from exercise of stock options	-	191
Proceeds from sale of common stock	-	44,639
Tax benefit related to exercise of stock options	-	2,968
Net cash provided by financing activities	3,597	20,169
INCREASE IN CASH	1,982	13,078
CASH AT BEGINNING OF PERIOD	3,978	2,544
CASH AT END OF PERIOD	$ 5,960	$ 15,622

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

Dated:  August 8, 2008