Form 10-Q
period 2008-11-14
DXP ENTERPRISES INC
filed 2008-11-14
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Number of shares of registrant's Common Stock outstanding as of November 7, 2008:  12,847,240.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)	(Restated)
Current assets:
Cash	$ 4,709	$ 3,978
Trade accounts receivable, net of allowances for doubtful accounts
of $2,624 in 2008 and $2,131 in 2007	106,491	79,969
Inventories, net	112,471	86,200
Prepaid expenses and other current assets	3,131	1,650
Deferred income taxes	2,277	1,791
Total current assets	229,079	173,588
Property and equipment, net	20,205	17,119
Goodwill	89,081	60,849
Other intangibles, net of accumulated amortization of $7,213 in 2008 and $3,242 in 2007	53,620	35,852
Other assets	828	762
Total assets	$ 392,813	$ 288,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 13,793	$ 4,200
Trade accounts payable	62,459	55,020
Accrued wages and benefits	11,072	10,001
Customer advances	4,323	3,684
Federal income taxes payable	4,312	2,510
Other accrued liabilities	2,814	5,654
Total current liabilities	98,773	81,069
Other liabilities	180	-
Long-term debt, less current portion	160,364	101,989
Deferred income taxes	10,165	2,387
Minority interest in consolidated subsidiary	12	12
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2008); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2008); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,847,240 in 2008 and 12,644,144 in 2007 shares outstanding	128	126
Paid-in capital	55,824	54,634
Retained earnings	67,351	48,762
Treasury stock; 20,049 common shares at December 31, 2007, at cost	-	(825)
Total shareholders’ equity	123,319	102,713
Total liabilities and shareholders’ equity	$ 392,813	$ 288,170
See notes to the condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$ 186,937	$ 106,785	$ 543,238	$ 275,739
Cost of sales	134,687	76,930	393,166	196,436
Gross profit	52,250	29,855	150,072	79,303
Selling, general and administrative expense	39,460	22,053	115,229	58,700
Operating income	12,790	7,802	34,843	20,603
Other income	67	229	107	328
Interest expense	(1,456)	(502)	(4,015)	(1,609)
Income before income taxes	11,401	7,529	30,935	19,322
Provision for income taxes	4,375	3,052	12,097	7,701
Net income	7,026	4,477	18,838	11,621
Preferred stock dividend	(23)	(23)	(68)	(68)
Net income attributable to common shareholders	$ 7,003	$ 4,454	$ 18,770	$ 11,553

Basic income per share	$ 0.55	$ 0.35	$ 1.48	$ 1.02
Weighted average common shares outstanding	12,797	12,652	12,698	11,380
Diluted income per share	$ 0.51	$ 0.33	$ 1.38	$ 0.93
Weighted average common and common equivalent shares outstanding	13,731	13,674	13,698	12,480
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$ 18,838	$ 11,621
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	3,195	1,158
Amortization of intangibles	3,971	1,340
Compensation expense on restricted stock	681	410
Benefit from deferred income taxes	(219)	(574)
Gain on sale of property and equipment	(116)	(8)
Tax benefit related to exercise of stock options and vesting of restricted stock	(1,229)	(2,968)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(17,312)	(11,399)
Inventories	(3,962)	1,490
Prepaid expenses and other assets	(1,171)	1,953
Accounts payable and accrued liabilities	2,831	10,122
Net cash provided by operating activities	5,507	13,145

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,246)	(1,476)
Proceeds from the sale of property and equipment	158	8
Purchase of businesses, net of cash acquired	(69,906)	(116,880)
Net cash used in investing activities	(73,994)	(118,348)

FINANCING ACTIVITIES:
Proceeds from debt	116,337	140,257
Principal payments on revolving line of credit and other long-term debt	(48,385)	(81,352)
Dividends paid in cash	(68)	(68)
Proceeds from exercise of stock options	105	189
Proceeds from sale of common stock	-	44,594
Tax benefit related to exercise of stock options and vesting of restricted stock	1,229	2,968
Net cash provided by financing activities	69,218	106,588
INCREASE IN CASH	731	1,385
CASH AT BEGINNING OF PERIOD	3,978	2,544
CASH AT END OF PERIOD	$ 4,709	$ 3,929

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

On January 1, 2007, we also changed our accounting method from the completed-contract method to the percentage of completion method for binding agreements to fabricate tangible assets to customers’ specifications in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type contracts.  The percentage-of-completion method presents the economic substance of these transactions more clearly and timely than the completed-contract method.  The effect of this change in accounting principle was immaterial to results of operations and balance sheets for all prior periods presented.  At September 30, 2008, $4.8 million of unbilled costs and estimated earnings are included in accounts receivable.

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

Stock Options as of the Nine Month Period Ended September 30, 2008

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of September 30, 2008, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2008:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	222,452	$ 1.08	3.2	$ 4,953,000
Granted	-
Exercised	164,452
Options outstanding and exercisable at September 30, 2008	58,000	$ 2.33	4.8	1,411,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine month period ended September 30, 2008, was approximately $3.5 million.  Cash received from stock options exercised during the nine month period ended September 30, 2008 was $105,000.

Stock options outstanding and currently exercisable at September 30, 2008 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25	18,000	1.6	$ 1.25
$2.26 - $3.36	40,000	6.2	$ 2.81
	58,000	4.8	$ 2.33

Restricted Stock.

Under a restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of stock granted to employees as of September 30, 2008 vest 20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2008:

Number of shares authorized for grants	600,000
Number of shares granted	259,622
Number of shares available for future grants	340,378
Weighted-average grant price of granted shares	$ 16.52

Changes in restricted stock for the nine months ended September 30, 2008 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2007	212,452	$ 16.82
Granted	11,106	$ 20.25
Vested	(38,644)	$ 17.32
Unvested at September 30, 2008	184,914	$ 16.92

Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2008 and 2007 was $681,000 and $410,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,808,000 and $3,264,000 at September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 37 months.

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

	September 30, 2008	December 31, 2007
(Restated)
Finished goods	$ 110,655	$ 82,198
Work in process	1,816	4,002
Inventories	$ 112,471	$ 86,200

Note 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2008 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2007	$ 96,701	$ 60,849	$ 35,852
Acquired during the year	43,985	22,246	21,739
Adjustments to prior year estimates	5,986	5,986	-
Amortization	(3,971)	-	(3,971)
Balance as of September 30, 2008	$ 142,701	$ 89,081	$ 53,620

A summary of amortizable intangible assets follows (in thousands):

	As of September 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 3,773	$ (534)	$ 3,773	$ (393)
Customer relationships	54,078	(6,053)	33,804	(2,632)
Non-compete agreements	2,982	(626)	1,517	(217)
Total	$60,833	$(7,213)	$ 39,094	$ (3,242)

The $28.5 million increase in goodwill and the $21.7 million increase in other intangibles from December 31, 2007 to September 30, 2008 results from recording the estimated intangibles for the acquisition of the businesses of Rocky Mountain Supply and PFI, LLC,  and changes in the estimates of goodwill for businesses acquired during 2007.  The majority of the $6.0 million adjustment to prior year estimates relates to valuation of acquired inventories for Precision.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

NOTE 8. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic:
Weighted average shares outstanding	12,797	12,652	12,698	11,380
Net income	$7,026	$ 4,477	$ 18,838	$ 11,621
Convertible preferred stock dividend	(23)	(23)	(68)	(68)
Net income attributable to common shareholders	$ 7,003	$ 4,454	$ 18,770	$ 11,553
Per share amount	$ 0.55	$ 0.35	$ 1.48	$ 1.02

Diluted:
Weighted average shares outstanding	12,797	12,652	12,698	11,380
Net effect of dilutive stock options and restricted stock	94	182	160	260
Assumed conversion of convertible preferred stock	840	840	840	840
Total	13,731	13,674	13,698	12,480
Net income attributable to common shareholders	$ 7,003	$ 4,454	$ 18,770	$ 11,553
Convertible preferred stock dividend	23	23	68	68
Net income for diluted earnings per share	$ 7,026	$ 4,477	$ 18,838	$ 11,621
Per share amount	$ 0.51	$ 0.33	$ 1.38	$ 0.93

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

Financial information relating the Company’s segments is as follows:

	Three Months ended September 30,			Nine Months ended September 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2008
Sales	$ 185,962	$ 975	$186,937	$ 540,381	$ 2,857	$ 543,238
Operating income	12,647	143	12,790	34,389	454	34,843
Income before taxes	11,293	108	11,401	30,579	356	30,935
2007
Sales	$ 105,826	$ 959	$106,785	$ 273,247	$ 2,492	$ 275,739
Operating income	7,661	141	7,802	20,303	300	20,603
Income before taxes	7,416	113	7,529	19,102	220	19,322

NOTE 10:	ACQUISITIONS

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

On August 28, 2008, DXP completed the acquisition of PFI, LLC.  DXP acquired this business to expand DXP’s expertise in fasteners.  DXP paid $65 million in cash for this business.  The purchase price was funded with funds borrowed under a new credit facility.

The allocation of purchase price for all acquisitions completed since September 30, 2007 are preliminary in the September 30, 2008 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since September 30, 2007 in connection with the acquisitions described above (in thousands).

Cash	$ 698
Accounts Receivable	10,320
Inventory	28,013
Property and equipment	3,310
Goodwill and intangibles	50,934
Other assets	329
Assets acquired	93,604
Current liabilities assumed	(5,464)
Non-current liabilities assumed	(7,844)
Net assets acquired	$ 80,296

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and nine months ended September 30, 2008 and 2007, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In Thousands, except for per share data)

Net sales	$197,348	$181,478	$590,706	$540,374
Net income	$ 7,165	$ 5,163	$ 20,388	$ 15,934
Per share data
Basic earnings	$0.56	$0.41	$1.60	$1.26
Diluted earnings	$0.52	$0.38	$1.49	$1.16

NOTE 11:  CREDIT FACILITY

On August 28, 2008 DXP entered into a credit facility (the “Facility”) with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. This Facility replaces the Company’s prior credit facility, which consisted of a $130 million revolving credit facility.  The new Facility expires on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the company must comply. Covenant compliance is assessed as of each quarter end.

The Company’s borrowings under the revolving credit portion of the Facility and letters of credit outstanding under the Facility at each month-end must be less than an asset test measured as of the same month-end. The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory, and 50% of non real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowings under the revolving credit facility and letters of credit outstanding, subject to the asset test described above.

The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 1.00% to 2.00% or prime plus a margin of 0.0% to 0.50%.  The initial LIBOR based rate on the revolving credit portion of the Facility is LIBOR plus 1.75%.  The initial prime based rate on the revolving credit portion of the Facility is prime plus 0.25%.  Commitment fees of 0.15% to 0.30% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.00% to 2.50% or prime plus a margin of 0.50% to 1.00%.  The initial LIBOR based rate for the term loan is LIBOR plus 2.50%.  The initial prime based rate for the term loan is prime plus 1.00%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter  be not less than 1.25 to 1.0, stepping up to 1.5 to 1.0 for the quarter ending December 31, 2009 and to 1.75 for the quarter ending December 31, 2010, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding Acquisitions) to (b) the aggregate of interest expense, scheduled principal payments in respect of long term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for Borrower and its subsidiaries.

Leverage Ratio - The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of each quarter end, stepping down to 3.0 to 1.0 beginning the quarter ending December 31, 2009 and to 2.75  to 1.0 for the quarter ending December 31, 2010.  Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the twelve months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes, and subordinated debt; b) capital leases; c) issued and outstanding letters of credit; and d) contingent obligations for funded indebtedness.

EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income (excluding any extraordinary gains or losses) of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization, other non-cash items and non-recurring items, interest expense, and tax expense for taxes based on income and minus, to the extent added in calculating consolidated net income, any non-cash items and non-recurring items; provided that, if DXP acquires the equity interests or assets of any person during such period under circumstances permitted under the Facility, EBITDA shall be adjusted to give pro forma effect to such acquisition assuming that such transaction had occurred on the first day of such period and provided further that, if DXP divests the equity interests or assets of any person during such period under circumstances permitted under this Facility, EBITDA shall be adjusted to give pro forma effect to such divestiture assuming that such transaction had occurred on the first day of such period.  Add-backs allowed pursuant to Article 11, Regulation S-X, of the Securities Act of 1933 will also be included in the calculation of EBITDA.

NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of our financial instruments by SFAS 157 input levels as of September 30, 2008:

Fair Value Measurement (in thousands)
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities	$ -	$ 225	$ -	$ 225
Non-current liabilities	-	75	-	75
Total	$ -	$ 300	$ -	$ 300

NOTE 13: COMPREHENSIVE INCOME

Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in interest rates in connection with an interest rate swap, which is recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$ 7,026	$ 4,477	$18,838	$11,621
Gain (loss) from interest rate swap, net of income taxes	30	-	(180)	-
Comprehensive income	$ 7,056	$ 4,477	$18,658	$11,621

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
	(in thousands, except percentages and per share amounts)
Sales	$186,937	100.0	$106,785	100.0	$543,238	100.0	$275,739	100.0
Cost of sales	134,687	72.0	76,930	72.0	393,166	72.4	196,436	71.2
Gross profit	52,250	28.0	29,855	28.0	150,072	27.6	79,303	28.8
Selling, general and administrative expense	39,460	21.1	22,053	20.7	115,229	21.2	58,700	21.3
Operating income	12,790	6.9	7,802	7.3	34,843	6.4	20,603	7.5
Interest expense	(1,456)	(0.8)	(502)	(0.5)	(4,015)	(0.7)	(1,609)	(0.6)
Other income	67	-	229	0.2	107	-	328	0.1
Income before income taxes	11,401	6.1	7,529	7.0	30,935	5.7	19,322	7.0
Provision for income taxes	4,375	2.3	3,052	2.8	12,097	2.2	7,701	2.8
Net income	$ 7,026	3.8	$ 4,477	4.2	18,838	3.5	11,621	4.2
Per share amounts
Basic earnings per share	$ 0.55		$ 0.35		$ 1.48		$ 1.02
Diluted earnings per share	$ 0.51		$ 0.33		$ 1.38		$ 0.93

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

SALES.  Revenues for the quarter ended September 30, 2008, increased $80.1 million, or 75.1%, to approximately $186.9 million from $106.8 million for the same period in 2007. Sales for the MRO Segment increased $80.1 million, or 75.7%, primarily due to sales by businesses acquired in 2007 and 2008. Sales by businesses acquired since September 9, 2007, on a same store basis, accounted for $65.7 million of the 2008 sales increase.  Excluding sales of the acquired businesses, sales for the MRO segment increased 13.6%.  This sales increase is primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales for the Electrical Contractor segment increased 1.7% for the current quarter when compared to the same period in 2007.

GROSS PROFIT. Gross profit as a percentage of sales remained unchanged when compared to the same period in 2007.  Gross profit as a percentage of sales for the MRO segment remained unchanged at 27.9% for the three months ended September 30, 2008 when compared to the same period in 2007.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 36.0% for the three months ended September 30, 2008, from 37.9% in the comparable period of 2007. This decrease resulted from increased sales of lower margin commodity type electrical products in the 2008 period.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended September 30, 2008, increased by approximately $17.4 million when compared to the same period in 2007. The increase is primarily attributed to increased selling, general and administrative expenses of acquired businesses. Selling, general and administrative expense associated with businesses acquired since September 9, 2007, on a same stores basis, accounted for $12.2 million of the $17.4 million increase.  The remaining $5.2 million of the increase is primarily the result of increased salaries, incentive compensation, amortization of intangibles, employee benefits and payroll related expenses.  These expenses have increased partially as a result of increased profits, which increased incentive compensation, and hiring more sales related personnel for the purpose of increasing sales.  As a percentage of revenue, the 2008 expense increased by approximately 0.4%, to 21.1%, from 20.7% for the quarter ended September 30, 2007.  This increase is primarily the result of increased amortization of intangibles in the 2008 period.

OPERATING INCOME.  Operating income for the three months ended September 30, 2008 increased 63.9% when compared to the same period in 2007.  Operating income for the MRO segment increased 65.1% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment increased 1.4% primarily as a result of selling, general and administrative expense decreasing more than gross profit decreased.

INTEREST EXPENSE.  Interest expense for the quarter ended September 30, 2008 increased by 190.0% from the same period in 2007.   This increase results from increased debt used to fund acquisitions.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

SALES.  Revenues for the nine months ended September 30, 2008, increased $267.5 million, or 97.0%, to approximately $543.2 million from $275.7 million for the same period in 2007. Sales for the MRO Segment increased $267.1 million, or 97.8%, primarily due to sales by businesses acquired since May 1, 2007. Sales by these acquired businesses, on a same stores basis, accounted for $215.4 million of the 2008 sales increase.  Excluding sales of the acquired businesses, sales for the MRO segment increased 18.9%.  This sales increase is primarily due to a broad based increase in sales of pumps, bearings, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing. Sales for the Electrical Contractor segment increased by $0.4 million, or 14.6%, for the first nine months of 2008 when compared to the same period in 2007.  The sales increase resulted from the sale of more specialty and commodity type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 1.2% for the first nine months of 2008, when compared to the same period in 2007.  Gross profit as a percentage of sales for the MRO segment decreased to 27.6% for the nine months ended September 30, 2008, from 28.7% in the comparable period of 2007.  This decrease can be primarily attributed to the lower gross profit on sales by Precision which was acquired on September 10, 2007. Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 36.3% for the nine months ended September 30, 2008, from 36.6% in the comparable period of 2007. This decrease resulted from sales of higher margin specialty type electrical products making up a smaller percentage of total sales compared to the 2007 period.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the first nine months ended September 30, 2008, increased by approximately $56.5 million when compared to the same period in 2007. The increase is primarily attributed to increased selling, general and administrative expenses of acquired businesses. Selling, general and administrative expense associated with businesses acquired since May 1, 2007, on a same stores basis, accounted for $44.2 million of the $56.5 million increase.  The remaining $12.3 million of the increase is primarily the result of increased salaries, incentive compensation, amortization of intangibles, employee benefits and payroll related expenses.  These expenses have increased partially as a result of increased profits, which increased incentive compensation, and hiring more sales related personnel for the purpose of increasing sales.  As a percentage of revenue, the 2008 expense decreased by approximately 0.1%, to 21.2%, from 21.3% for the nine months ended September 30, 2007.  This decrease is primarily the result of economies of scale.

OPERATING INCOME.  Operating income for the first nine months of 2008 increased 69.1% when compared to the same period in 2007.  Operating income for the MRO segment increased 69.4% as a result of increased gross profit, partially offset by increased selling, general and administrative expense.  Operating income for the Electrical Contractor segment increased 51.3% primarily as a result of increased gross profit.

INTEREST EXPENSE.  Interest expense for the nine months ended September 30, 2008 increased by 149.5% from the same period in 2007.   This increase results from increased debt used to fund acquisitions.

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

On August 28, 2008, DXP completed the acquisition of PFI, LLC.  DXP acquired this business to expand DXP’s expertise in fasteners.  DXP paid $65 million in cash for this business.  The purchase price was funded with funds borrowed under the Facility.

The allocation of purchase price for all acquisitions completed since September 30, 2007 are preliminary in the September 30, 2008 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since September 30, 2007 in connection with the acquisitions described above (in thousands).

Cash	$ 698
Accounts Receivable	10,320
Inventory	28,013
Property and equipment	3,310
Goodwill and intangibles	50,934
Other assets	329
Assets acquired	93,604
Current liabilities assumed	(5,464)
Non-current liabilities assumed	(7,844)
Net assets acquired	$ 80,296

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and nine months ended September 30, 2008 and 2007, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(in thousands, except for per share data)

Net sales	$197,547	$180,679	$592,301	$541,366
Net income	$ 7,134	$ 4,972	$ 19,646	$ 15,547
Per share data
Basic earnings	$0.56	$0.39	$1.55	$1.23
Diluted	$0.52	$0.36	$1.44	$1.13

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $5.5 million of cash in operating activities during the first nine months of 2008 as compared to generating $13.1 million during the first nine months of 2007. This change between the two periods was primarily attributable to increased inventory in the 2008 period, increased accounts receivable in the 2008 period and a smaller increase in accounts payable in the 2008 period compared to the 2007 period.

During the first nine months of 2008, the amount available to be borrowed under our credit facility increased from $17.1 million at December 31, 2007 to $34.0 million at September 30, 2008.  This increase in availability primarily resulted from increased accounts receivable and inventory.

Credit Facility

On August 28, 2008 DXP entered into the Facility with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008.  This Facility replaces the Company’s prior credit facility, which consisted of a $130 million revolving credit facility. The new Facility expires on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the company must comply. Covenant compliance is assessed as of each quarter end.

The Company’s borrowings under the revolving credit portion of the Facility and letters of credit outstanding under the Facility at each month-end must be less than an asset test measured as of the same month-end. The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory, and 50% of non real estate Aproperty and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowings under the revolving credit facility and letters of credit outstanding, subject to the asset test described above.

The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 1.00% to 2.00% or prime plus a margin of 0.0% to 0.50%.  The initial LIBOR based rate on the revolving credit portion of the Facility is LIBOR plus 1.75%.  The initial prime based rate on the revolving credit portion of the Facility is prime plus 0.25%.  Commitment fees of 0.15% to 0.30% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.00% to 2.50% or prime plus a margin of 0.50% to 1.00%.  The initial LIBOR based rate for the term loan is LIBOR plus 2.50%.  The initial prime based rate for the term loan is prime plus 1.00%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter  be not less than 1.25 to 1.0, stepping up to 1.5 to 1.0 for the quarter ending December 31, 2009 and to 1.75 for the quarter ending December 31, 2010, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding Acquisitions) to (b) the aggregate of interest expense, scheduled principal payments in respect of long term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for Borrower and its subsidiaries.

Leverage Ratio - The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of each quarter end, stepping down to 3.0 to 1.0 beginning the quarter ending December 31, 2009 and to 2.75  to 1.0 for the quarter ending December 31, 2010.  Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the twelve months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes, and subordinated debt; b) capital leases; c) issued and outstanding letters of credit; and d) contingent obligations for funded indebtedness.

EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income (excluding any extraordinary gains or losses) of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization, other non-cash items and non-recurring items, interest expense, and tax expense for taxes based on income and minus, to the extent added in calculating consolidated net income, any non-cash items and non-recurring items; provided that, if DXP acquires the equity interests or assets of any person during such period under circumstances permitted under the Facility, EBITDA shall be adjusted to give pro forma effect to such acquisition assuming that such transaction had occurred on the first day of such period and provided further that, if DXP divests the equity interests or assets of any person during such period under circumstances permitted under this Facility, EBITDA shall be adjusted to give pro forma effect to such divestiture assuming that such transaction had occurred on the first day of such period.  Add-backs allowed pursuant to Article 11, Regulation S-X, of the Securities Act of 1933 will also be included in the calculation of EBITDA.

To hedge a portion of our floating rate debt, as of January 10, 2008 DXP entered into an interest rate swap agreement with our lead bank.  Through January 11, 2010 this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Credit Facility at 3.68% plus the margin in effect under the Credit Facility.

Borrowings
	September 30, 2008	December 31, 2007	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 13,793	$ 4,200	$ 9,593
Long-term debt, less current portion	160,364	101,989	58,375
Total long-term debt	$174,157(1)	$ 106,189	$67,968(2)
Amount available	$ 33,974	$17,116(1)	$16,858(3)
(1) Represents amount available to be borrowed at the indicated date under the credit facility.
(2) The funds obtained from the increase in long-term debt were primarily used to fund the acquisition of the businesses of Rocky Mtn Supply, Inc. and PFI, LLC.
(3) The $16.9 million increase in the amount available is primarily a result of increased accounts receivable and inventory.

Performance Metrics

	September 30,		Increase
	2008	2007	(Decrease)
	(in Days)
Days of sales outstanding	51.5	55.8	(4.3)
Inventory turns	5.5	6.2	(0.7)

Accounts receivable days of sales outstanding were 51.5 days at September 30, 2008 compared to 55.8 days at September 30, 2007.  The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.  Annualized inventory turns were 5.5 at September 30, 2008 compared to 6.2 at September 30, 2007.  The decline in inventory turns resulted from the inclusion of businesses acquired in 2007 and 2008 which have lower inventory turns compared to the rest of DXP.

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

Deferred Income Taxes

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples.  As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred.  We did not have any impairments under the provisions of SFAS No. 142 as of September 30, 2008.

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at September 30, 2008, a 100 basis point change in interest rates would result in approximately a $1.3 million change in annual interest expense.

To hedge a portion of our floating rate debt, on January 10, 2008, we entered into an interest-rate swap agreement with the lead bank of our Credit Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate “LIBOR” borrowings under the Credit Facility at 3.68% plus the margin (1.75% at September 30, 2008) in effect under the Credit Facility.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on January 21, 2005, our management determined that it would exclude the businesses of Precision Industries (acquired September 10, 2007), Rocky Mtn. Supply (acquired February 1, 2008), Indian Fire and Safety (acquired October 19, 2007), and PFI (acquired August 28, 2008) from the scope of its assessment of internal control over financial reporting as of September 30, 2008.  The reason for this exclusion is that we acquired the businesses of Precision Industries, Rocky Mtn. Supply, Indian Fire and Safety, and PFI during 2007 and 2008 and it was not possible for management to conduct an assessment of internal controls over financial reporting in the period between the dates the acquisitions were completed and the date of management’s assessment.  The Company has excluded the businesses of Precision Industries, Rocky Mtn. Supply, Indian Fire and Safety, and PFI from its assessment of internal control over financial reporting as of September 30, 2008.  The total assets and revenues of and the businesses of Precision Industries, Rocky Mtn Supply, Indian Fire and Safety, and PFI represent approximately 60.8% and 40.8% respectively, of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2008. As a result of delays in converting Precision Industries to DXP’s primary computer system, our management believes it may not complete its assessment of internal control for Precision Industries before December 31, 2008.

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

10.2
Stock Purchase Agreement dated as of August 28, 2008 whereby DXP Enterprises acquired all outstanding stock of Vertex Holdings, Inc., (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 29, 2008).

10.3
Credit Agreement by and among DXP Enterprises, Inc. as Borrower, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders, as Bank, dated as of August 28, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 29, 2008).

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

Dated:  November 14, 2008