Form 10-K
period 2008-12-31
DXP ENTERPRISES INC
filed 2009-03-16
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

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

Large accelerated filer [  ]                                                                                                                     Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2008:  $176,693,573.

Number of shares of registrant's Common Stock outstanding as of March 13, 2009:  12,869,304.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2009 are incorporated by reference into Part III hereof.

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

PART I

This Annual Report on Form 10-K contains, in addition to historical information, “forward-looking statements” that involve risks and uncertainties. DXP Enterprises, Inc.'s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

ITEM 1.  Business

DXP was incorporated in Texas in 1996 to be the successor to a company founded in 1908.  Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (“MRO”) products, equipment and service to industrial customers.  We are organized into two segments: MRO and Electrical Contractor.  Sales and operating income for 2006, 2007 and 2008, and identifiable assets at the close of such years for our business segments are presented in Note 15 of the Notes to the Consolidated Financial Statements.

The industrial distribution market is highly fragmented. Based on 2007 sales as reported by industry sources, we were the 22nd largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Recent Acquisitions

Our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers.  We completed four acquisitions in 2006, three acquisitions in 2007 and three acquisitions in 2008.

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

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech.  DXP acquired these businesses to strengthen DXP’s position with upstream oil and gas and pipeline customers.  DXP paid approximately $8.9 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities.  The purchase price consisted of approximately $5.4 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses.  In addition, DXP may pay up to an additional $1.2 million contingent upon future earnings.

On October 11, 2006, we completed the acquisition of the business of Safety International.  DXP acquired this business to strengthen DXP’s expertise in safety products and services.  DXP paid $2.2 million in cash for the business of Safety International.

On October 19, 2006, DXP completed the acquisition of the business of Gulf Coast Torch & Regulator.  DXP acquired this business to strengthen DXP’s expertise in the distribution of welding supplies.  DXP paid approximately $5.5 million, net of $0.5 million of acquired cash, for the business of Gulf Coast Torch & Regulator, and assumed approximately $0.2 million worth of debt. Approximately $2.0 million of the purchase price was paid by issuing promissory notes payable to the former owners of Gulf Coast Torch & Regulator.

On November 1, 2006, DXP completed the acquisition of the business of Safety Alliance. DXP acquired this business to strengthen DXP’s expertise in safety products.  DXP paid $2.3 million in cash for the business of Safety Alliance.

On May 4, 2007, DXP completed the acquisition of the business of Delta Process Equipment. DXP paid $10 million in cash for this business.

On September 10, 2007, DXP completed the acquisition of Precision Industries, Inc. DXP acquired this business to expand DXP’s geographic presence and strengthen DXP’s integrated supply offering.  The Company paid $106 million in cash for Precision Industries, Inc.  The purchase price was funded using approximately $24 million of cash on hand and approximately $82 million borrowed from a new credit facility. In addition, DXP may pay additional purchase price contingent upon 2009 and 2010 earnings and product savings.

On October 19, 2007, DXP completed the acquisition of the business of Indian Fire & Safety.  DXP acquired this business to strengthen DXP’s expertise in safety products and services in New Mexico and Texas. DXP paid $6.0 million in cash, $3.0 million in the form of a promissory note and $3.0 million in future payments contingent upon future earnings.

On January 31, 2008, DXP completed the acquisition of the business of Rocky Mtn Supply.  DXP acquired this business to expand DXP’s presence in the Colorado area.  DXP paid $3.9 million in cash and $0.7 million in seller notes.

On August 28, 2008, DXP completed the acquisition of PFI, LLC.  DXP acquired this business to strengthen DXP’s expertise in the distribution of fasteners.  DXP paid $66.4 million in cash for this business.

On December 1, 2008, DXP completed the acquisition of the business of Falcon Pump.  DXP acquired this business to strengthen DXP’s pump offering in the Rocky Mountain area.  DXP paid $3.1 million in cash, $0.8 million in seller notes and up to $1.0 million in future payments contingent upon future earnings of the acquired business.

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

We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 45,000 are stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by our MRO segment include mining, construction, chemical, municipal, food and beverage, agriculture and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 123 service centers, 71 supply chain locations and 6 distribution centers.

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

In addition to distributing MRO products, we provide innovative pumping solutions.  DXP provides fabrication and technical design to meet the capital equipment needs of our customers.  DXP provides these solutions by utilizing manufacturer- authorized equipment and certified personnel.  Pump packages require MRO and original equipment manufacturer, or OEM, equipment and parts such as pumps, motors and valves, and consumable products such as welding supplies.  DXP leverages its MRO inventories and breadth of authorized products to lower the total cost and maintain the quality of our innovative pumping solutions.

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

We acquire our products through numerous original equipment manufacturers, or OEMs. We are authorized to distribute the manufacturers' products in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less.  No manufacturer provided products that accounted for 10% or more or our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations. Representative manufacturers of our products include BACOU/DALLOZ, Baldor Electric, Emerson, Falk, G&L, Gates, Gould's, INA/Fag Bearing, LaCross Rainfair Safety Products, Martin Sprocket, National Oilwell, Norton Abrasives, NTN, Rexnord, SKF, ULTRA, 3M, Timken, Tyco, Union Butterfield, Viking and Wilden.

At December 31, 2008, the MRO Segment had 1,874 full-time employees.

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

At December 31, 2008, the Electrical Contractor segment had 10 full-time employees.

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

Insurance

We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. We retain a portion of the risk for medical claims, general liability, worker’s compensation and property losses.  The various deductibles of our insurance policies generally do not exceed $200,000 per occurrence.  There are also certain risks for which we do not maintain insurance.  There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits that we maintain could have a material adverse effect on our financial condition and results of operations.  The premiums for insurance have increased significantly over the past three years.  This trend could continue.  Additionally, we are partially self-insured for our group health plan, worker’s compensation, auto liability and general liability insurance.  The cost of claims for the group health plan has increased over the past three years.  This trend is expected to continue.

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

Employees

At December 31, 2008, we had 1,884 full-time employees. We believe that our relationship with our employees is good.

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

Risks Associated With Acquisition Strategy

Our future results will depend in part on our success implementing our acquisition strategy.  This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of businesses with complementary or desirable new product lines, strategic distribution locations, attractive customer bases or manufacturer relationships.  Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms.  Although DXP is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that we will be successful in these efforts.  In addition, acquisitions involve a number of special risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, expenses associated with obsolete inventory of an acquired company and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that DXP or other businesses acquired in the future will achieve anticipated revenues and earnings.  In addition, our loan agreements with our bank lenders contain certain restrictions that could adversely affect our ability to implement our acquisition strategy.  Such restrictions include a provision prohibiting us from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lenders.  There can be no assurance that we will be able to obtain the lender’s consent to any of our proposed acquisitions.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We own our headquarters facility in Houston, Texas, which has 48,000 square feet of office space. The MRO segment owns or leases 123 facilities located in Arkansas, California, Colorado, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wyoming. In addition, we operate supply chain installations in 71 of our customers’ facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin, as well as in Ontario, Canada and Mexico. The Electrical Contractor segment owns one service center facility in Tennessee.    Our owned facilities range from 5,000 square feet to 65,000 square feet in size.    We lease facilities for

terms generally ranging from one to seven years.  The leased facilities range from 2,000 square feet to 170,000 square feet in size.  The leases provide for periodic specified rental payments and certain leases are renewable at our option.  We believe that our facilities are suitable and adequate for the needs of our existing business.  We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. One of the facilities owned by us is pledged to secure our indebtedness.

ITEM 3.  Legal Proceedings

On July 22, 2004, DXP and Ameron International Corporation, DXP’s vendor of fiberglass reinforced pipe, were sued in the Twenty-Fourth Judicial District Court, Parish of Jefferson, State of Louisiana by BP America Production Company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms.  BP American Production Company alleges negligence, breach of contract, breach of warranty and that damages exceed $20 million.  DXP believes the failures were caused by the failure of the pipe itself and not by work performed by DXP.  We intend to vigorously defend these claims.  Our insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.  The maximum amount of our insurance coverage, if any, is $6 million.  Under certain circumstances, our insurance may not cover this claim.  DXP currently believes that losses related to this claim are not reasonably possible.

In 2003, we were notified that we had been sued in various state courts in Nueces County, Texas.  The twelve suits allege personal injury resulting from products containing asbestos allegedly sold by us.  The suits do not specify what products or the dates we allegedly sold the products.  The plaintiffs’ attorney has agreed to a global settlement of all suits for a nominal amount to be paid by our insurance carriers.  Settlement has been consummated as to more than 85% of the 133 plaintiffs, and the remaining settlements are in process.  The cases are all dismissed or dormant pending the remaining settlements.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of any of these various proceedings will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On December 31, 2008, at the Company’s annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class.

	Shares/Votes Voted For	Shares/Votes Withheld
David Little	11,729,925	189,391
Cletus Davis	11,391,943	527,373
Timothy P. Halter	11,715,566	203,750
Kenneth H. Miller	11,733,450	185,866
Charles R. Strader	11,469,051	450,265

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Market under the symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2008
First Quarter	$ 23.74	$ 14.80
Second Quarter	$ 22.82	$ 18.83
Third Quarter	$ 34.14	$ 18.72
Fourth Quarter	$ 28.89	$ 9.67

2007
First Quarter	$ 22.36	$ 14.10
Second Quarter	$ 26.94	$ 19.18
Third Quarter	$ 24.95	$ 15.20
Fourth Quarter	$ 26.62	$ 17.76

On March 11, 2009, we had approximately 555  holders of record for outstanding shares of our common stock.  This number does not include shareholders for whom shares are held in “nominee” or “street name”.

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

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US).  The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2003 and that all dividends were reinvested.

Issuer Purchase of Equity Securities

On October 24, 2007, DXP exchanged a note receivable from Mr. David Little with a value of $825,000, including accrued interest, for 40,098 shares of common stock owned by Mr. Little.  The shares were valued at the $20.57 per share closing price on October 24, 2007.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2008:

Plan category	Number of Shares to be issued on Exercise of outstanding options	Weighted Average Exercise Price of Outstanding Options	Non-vested Restricted Shares Outstanding	Weighted Average Grant Price	Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	$ 58,000	$ 2.33	215,250	$ 15.91	293,978(1)
Equity compensation plans Not approved by shareholders	-	N/A	-	-	-
Total	$ 58,000	$ 2.33	215,250	$ 15.91	293,978(1)
(1) Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan

ITEM 6.  Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2008 has been derived from our audited consolidated financial statements.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2004	2005	2006	2007	2008
		(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 160,585	$ 185,364	$ 279,820	$ 444,547	$ 736,883
Gross Profit	39,431	49,714	78,622	125,692	206,988
Operating income	5,209	9,404	20,678	31,892	48,191
Income before income taxes	4,384	8,615	19,404	28,897	42,284
Net income	2,780	5,467	11,922	17,347	25,887
Per share amounts
Basic earnings per common share	$ 0.33	$ 0.62	$ 1.17	$ 1.47	$ 2.02
Common shares outstanding	8,054	8,698	10,126	11,698	12,739
Diluted earnings per share	$ 0.25	$ 0.47	$ 1.04	$ 1.36	$ 1.89
Common and common equivalent shares outstanding	11,018	11,578	11,464	12,782	13,716

Consolidated Balance Sheet Data	As of December 31,
	2004	2005	2006	2007	2008
Total assets (restated)	$ 50,287	$ 74,924	$ 118,811	$ 288,170	$ 397,856
Long-term debt obligations	14,925	25,109	35,174	101,989	154,591
Shareholders’ equity (restated)	14,078	20,791	36,920	102,713	130,188

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

General Overview

Our products and services are marketed in at least 37 states in the United States, one state in Mexico, and one province in Canada to over 40,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and global economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

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

During 2007 the general economy and the oil and gas exploration and production business continued to be positive.  During 2007 our headcount increased by 112% primarily as a result of three acquisitions.  Sales by the three businesses acquired in 2007 accounted for $92.3 million of the $164.7 million sales increase.  The 2007 sales increase, excluding sales of businesses acquired in 2007, resulted from a broad based increase in sales by our service centers, innovative pumping solution locations and supply chain locations. During 2008 the general economy weakened. However, the oil and gas exploration and production business continued to be positive during the first half of 2008, before declining during the second half of 2008.

During 2008 our headcount increased by 18% primarily as a result of three acquisitions. Sales by the three businesses acquired in 2008 accounted for $33.4 million of the $292.3 million 2008 sales increase. The 2008 sales increase, excluding sales of businesses acquired in 2008, resulted from a broad-based increase in sales by our service centers, innovative pumping solution locations and supply chain locations.

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

Results of Operations

	Years Ended December 31,
	2006	%	2007	%	2008	%
	(in millions, except percentages and per share amounts)
Sales	$ 279.8	100.0	$ 444.5	100.0	$ 736.9	100.0
Cost of sales	201.2	71.9	318.8	71.7	529.9	71.9
Gross profit	78.6	28.1	125.7	28.3	207.0	28.1
Selling, general administrative expense	57.9	20.7	93.8	21.1	158.8	21.6
Operating income	20.7	7.4	31.9	7.2	48.2	6.5
Interest expense	2.0	0.7	3.3	0.7	6.1	0.8
Other income and minority interest	(0.7)	(0.2)	(0.3)	-	(0.2)	-
Income before income taxes	19.4	6.9	28.9	6.5	42.3	5.7
Provision for income taxes	7.5	2.7	11.6	2.6	16.4	2.2
Net income	$ 11.9	4.2%	$ 17.3	3.9%	$ 25.9	3.5%
Per share
Basic earnings per share	$ 1.17		$ 1.47		$ 2.02
Diluted earnings per share	$ 1.04		$ 1.36		$ 1.89

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

SALES.  Revenues for 2008 increased $292.3 million, or 65.8%, to approximately $736.9 million from $444.5 million in 2007.  Sales for the MRO segment increased $292.0 million, or 66.2% primarily due to sales by businesses acquired in 2007 and 2008 and partially due to a broad-based increase in sales of pumps, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, food processing, agriculture,  mining, electricity generation and petrochemical processing.  Sales by businesses acquired during 2007 and 2008, on a same store sales basis, accounted for $233.8 million of the 2008 MRO sales increase.  Excluding sales of the acquired businesses, on a same store sales basis, sales for the MRO segment increased 13.2%.  Sales for the Electrical Contractor segment increased $0.3 million, or 9.5%, to $3.6 million from $3.3 million for 2007.  The sales increase for the Electrical Contractor segment resulted from the sale of more commodity type electrical products.

GROSS PROFIT.  Gross profit for 2008 increased 64.7% compared to 2007.  Gross profit, as a percentage of sales, decreased by approximately 0.2% for 2008, when compared to 2007.  Gross profit as a percentage of sales for the MRO segment decreased to 28.1% in 2008 from 28.2% in 2007.  This decrease can be primarily attributed to the lower gross profit on sales by Precision Industries, Inc., which was acquired on September 7, 2007.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 35.9% for 2008, from 37.1% in 2007.  This decrease resulted from the sale of more lower margin commodity type electrical products.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for 2008 increased by approximately $65.0 million, or 69.3%, when compared to 2007.  The increase is primarily attributed to selling, general and administrative expenses of acquired businesses and increased compensation expense related to increased gross profit.  The majority of our employees receive incentive compensation, which is based upon gross profit.  As a percentage of revenue, the 2008 expense increased by approximately 0.5% to 21.6% from 21.1% for 2007.  This increase resulted from the $3.7 million increase in the amortization of intangibles associated with acquisitions.

OPERATING INCOME.  Operating income for 2008 increased by approximately $16.3 million, or 51.1%, when compared to 2007.  This increase was the net of a 51.5% increase in operating income for the MRO segment and a 20.8% increase in operating income for the Electrical Contractor segment.  Operating income for the MRO segment increased as a result of increased gross profit, partially offset by increased selling, general, and administrative expense.  Operating income for the Electrical Contractor segment increased as a result of increased gross profit combined with stable selling, general and administrative costs.

INTEREST EXPENSE.  Interest expense for 2008 increased by 83.3% from 2007.  This increase primarily resulted from increased debt to fund acquisitions and internal growth.

OTHER INCOME.  Other income for 2008 decreased to $0.2 million from $0.3 million for 2007 as a result of reduced interest income.

INCOME TAXES.  Our provision for income taxes differed from the U. S. statutory rate of 35% due to state income taxes and non-deductible expenses.  Our effective tax rate for 2008 decreased to 38.8% from 40.0% for 2007 primarily as a result of a decreased effective state income tax rate.

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

INCOME TAXES.  Our provision for income taxes differed from the U. S. statutory rate of 35% due to state income taxes and non-deductible expenses.  Our effective tax rate for 2007 increased to 40.0% from 38.6% for 2006 primarily because the statutory rate for DXP increased to 35% from 34% as a result of increased taxable income and as a result of increased state income taxes.  State income taxes increased as a result of increased operations in states with higher tax rates.

Liquidity and Capital Resources

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated approximately $18.5 million of cash in operating activities in 2008 as compared to $13.5 million in 2007. This change between the two years was primarily attributable to the $8.5 million increase in net income in 2008 compared to 2007, and a $6.0 million increase in the amount of amortization and depreciation in 2008 compared to 2007, which was partially offset by a larger increase in inventories and a smaller increase in payables in 2008 compared to 2007.

We paid $73.9 million of cash to purchase businesses in 2008 compared to $125.9 million in 2007.

We purchased approximately $5.1 million of capital assets during 2008 compared to $1.9 million for 2007.  Capital expenditures during 2008 and 2007 were related primarily to computer equipment, computer software, production equipment, inventory handling equipment, safety rental equipment and building improvements. Capital expenditures for 2009 are expected to be less than the 2008 amount.

At December 31, 2008, our total long-term debt, including the current portion, was $168.6 million compared to total capitalization (total long-term debt plus shareholders’ equity) of $298.7 million.  Approximately $165.4 million of this outstanding debt bears interest at various floating rates.  Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $3.3 million.

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

During 2008, the amount available to be borrowed under our credit facility increased from $17.1 million at December 31, 2007, to $37.0 million at December 31, 2008.  The increase in availability is primarily the result of increased accounts receivable and inventory which allows us to borrow more under an asset test.  Our total long-term debt increased $62.4 million during 2008.  The increased borrowings were used primarily to fund acquisitions. Management believes that the liquidity of our balance sheet at December 31, 2008, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B preferred stock dividend payments during 2009.

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at 3.68% plus the margin (1.75% at December 31, 2008) in effect under the Facility.

Credit Facility

On August 28, 2008, DXP entered into a credit facility (the “Facility”) with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. This Facility replaces the Company’s prior credit facility, which consisted of a $130 million revolving credit facility.  The Facility expires on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.

The Company’s borrowings under the revolving credit portion of the Facility and letters of credit outstanding under the Facility at each month-end must be less than an asset test measured as of the same month-end. The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory, and 50% of non real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowings under the revolving credit portion of the facility and letters of credit outstanding, subject to the asset test described above.

The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 1.00% to 2.00% or prime plus a margin of 0.0% to 0.50%.  On December 31, 2008, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus 1.75%.  On December 31, 2008 the prime based rate on the revolving credit portion of the Facility was prime plus 0.25%.  Commitment fees of 0.15% to 0.30% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  At December 31, 2008, the commitment fee was 0.25%.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.00% to 2.50% or prime plus a margin of 0.50% to 1.00%.  At December 31, 2008, the LIBOR based rate for the term loan was LIBOR plus 2.50%.  At December 31, 2008, the prime based rate for the term loan was prime plus 1.00%.  At December 31, 2008, $159.5 million was borrowed under the Facility at a weighted average interest rate of approximately 3.7% under the LIBOR options, including the effect of the interest rate swap, and nothing was borrowed under the prime options under the Facility.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At December 31, 2008, we were in compliance with all covenants.  At December 31, 2008, we had $37.0 million available for borrowing under the most restrictive covenant of the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter be not less than 1.25 to 1.0, stepping up to 1.5 to 1.0 for the quarter ending December 31, 2009 and to 1.75 for the quarter ending December 31, 2010, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding Acquisitions) to (b) the aggregate of interest expense, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for Borrower and its subsidiaries.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of each quarter end, stepping down to 3.0 to 1.0 beginning the quarter ending December 31, 2009, and to 2.75  to 1.0 for the quarter ending December 31, 2010.  Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the twelve months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes, and subordinated debt; b) capital leases; c) issued and outstanding letters of credit; and d) contingent obligations for funded indebtedness.

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

The Leverage Ratio, which declines to 3.0 to 1.0 at December 31, 2009, is the most restrictive covenant and was approximately 2.48 to 1.0 at December 31, 2008.  EBITDA for the year ended December 31, 2008 was approximately $11.9 million, or 21%, greater than the amount required to meet a 3.0 to 1.0 Leverage Ratio.

Borrowings

	December 31,		Increase (Decrease)
	2007	2008
	(in Thousands)
Current portion of long-term debt	$ 4,200	$ 13,965	9,765
Long-term debt, less current portion	101,989	154,591	52,602
Total long-term debt	$ 106,189	$ 168,556	62,367(2)
Amount available (1)	$ 17,116	$ 36,951	19,835(3)
(1) Represents amount available to be borrowed under the Facility at the indicated date.
(2) The funds obtained from the increase in long-term debt were primarily used to complete the acquisitions of the businesses of Rocky Mtn. Supply, Inc., PFI, LLC and Falcon Pump.
(3) The $19.8 million increase in the amount available is primarily a result of increased accounts receivable and inventory which allows us to borrow more under an asset test.

Performance Metrics

	December 31,		Increase
	2007	2008	(Decrease)
Days of sales outstanding (in days)	48.2	48.5	.3
Inventory turns	5.2	4.7	(0.5)
Results for businesses acquired in 2008 and 2007 were annualized to compute these performance metrics.

Accounts receivable days of sales outstanding were 48.5 at December 31, 2008 compared to 48.2 days at December 31, 2007.

The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.  Annualized inventory turns were 4.7 times at December 31, 2008 compared to 5.2 times at December 31, 2007.  The decline in inventory turns resulted from the inclusion of businesses acquired in 2007 and 2008 which have lower inventory turns compared to the rest of DXP.

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

Contractual Obligations

The impact that our contractual obligations as of December 31, 2008 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion (1)	$168,556	$ 13,965	$23,340	$131,251	$ -
Operating lease obligations	39,490	9,681	14,417	7,364	8,028
Estimated interest payments (2)	916	409	350	157	-
Total	$208,962	$ 24,055	$38,107	$138,772	$ 8,028

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2008. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under this facility fluctuate.  The amounts of interest incurred for borrowings under the revolving lines of credit were $1,301,000, $2,595,000 and $4,900,000 for 2006, 2007 and 2008, respectively.  Management anticipates an increased level of interest payments on the Facility in 2009 as a result of increased debt levels resulting from debt incurred to fund acquisitions completed during 2008.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2008, we were not involved in any unconsolidated SPE transactions.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectability, inventory valuations, income taxes, self-insured liability claims and self-insured medical claims.  Actual results could differ from those estimates. Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company’s results of operations from period-to-period.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method.  For other sales, the Company recognizes revenues when an agreement is in place, price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.  Revenues recognized include product sales and billings for freight and handling charges.

Allowance for Doubtful Accounts

Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectability of all such accounts.  Write-offs could be materially different from the reserve provided if economic conditions change or actual results deviate from historical trends.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples.  As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred.  We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2008.

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

SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

No future grants will be made under the Company’s stock option plans.  The Company now uses restricted stock for share-based compensation programs.  Compensation expense recognized for restricted stock and stock options in the years ended December 31, 2006, 2007 and 2008 was $220,000, $591,000 and $930,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $3,264,000 and $3,092,000, respectively, at December 31, 2007 and 2008.  As of December 31, 2008, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 35.4 months.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at December 31, 2008, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.7 million.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2009	2010	2011	2012	2013	There- after	Total	Fair Value
Fixed Rate Long- term Debt	$ 1,166	$ 132	$ 106	$ 113	$ 1,637	-	$ 3,154	$ 3,154
Average Interest Rate	5.80%	5.82%	6.25%	6.25%	6.25%	-
Floating Rate Long-term Debt	$12,799	$12,479	$10,624	$10,000	$119,500	-	$165,402	$165,402
Average Interest Rate (1)	3.32%	3.30%	3.07%	2.97%	3.34%
Total Maturities	$13,965	$12,611	$10,730	$10,113	$121,137	-	$168,556	$168,556
(1) Assumes floating interest rates in effect at December 31, 2008

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010 this interest rate swap effectively fixes the interest rate on $40 million of floating rate “LIBOR” borrowings under the Facility at 3.68% plus the margin (1.75% at December 31, 2008) in effect under the Facility.

ITEM 8.  Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc., and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DXP Enterprises, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 16, 2009, did not express an opinion on the effectiveness of internal control over financial reporting.

Hein & Associates LLP
Houston, Texas

March 16, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of
DXP Enterprises, Inc.
Houston, Texas

We were engaged to audit DXP Enterprises, Inc.’s (the “Company”) internal control over financial reporting based upon criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

The scope of our audit of the effectiveness of internal control over financial reporting was limited as a result of management’s substantial delay in the performance of and delivery to us of its completed internal control assessment. Specifically, we were provided substantially all of the documentation related to management’s assessment subsequent to December 31, 2008 and, as a result, we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management failed to provide us with timely documentation of the Company’s internal control over financial reporting and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DXP Enterprises, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. Our report thereon dated March 16, 2009 expressed an unqualified opinion.

Hein & Associates LLP
Houston, Texas

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2008, have issued an attestation report on the Company’s internal control over financial reporting, which appears on page 21.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in the COSO Framework.

The Company has excluded PFI, LLC and the business of Falcon Pump from its assessment of internal control over financial reporting as of December 31, 2008.  PFI, LLC and the business of Falcon Pump were acquired by the Company in purchase business combinations during 2008.  The total assets and revenues of PFI, LLC and the business of Falcon Pump represents approximately 23% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ David R. Little                                                                s/ Mac McConnell
David R. Little                                                                      Mac McConnell
Chairman of the Board and                                                Senior Vice President/Finance and
Chief Executive Officer                                                       Chief Financial Officer

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2007 (Restated)	2008
ASSETS
Current assets:
Cash	$ 3,978	$ 5,698
Trade accounts receivable, net of allowances for doubtful accounts
of $2,131 in 2007 and $3,494 in 2008	79,969	101,191
Inventories, net	86,200	119,097
Prepaid expenses and other current assets	1,650	2,851
Deferred income taxes	1,791	3,863
Total current assets	173,588	232,700
Property and equipment, net	17,119	20,331
Goodwill	60,849	98,718
Other intangibles, net of accumulated amortization of $3,242 in 2007 and $9,605 in 2008	35,852	45,227
Other assets	762	880
Total assets	$ 288,170	$ 397,856
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 4,200	$ 13,965
Trade accounts payable	55,020	57,539
Accrued wages and benefits	10,001	12,869
Customer advances	3,684	2,719
Federal income taxes payable	2,510	7,894
Other accrued liabilities	5,654	8,660
Total current liabilities	81,069	103,646
Long-term debt, less current portion	101,989	154,591
Deferred income taxes	2,387	9,419
Minority interest in consolidated subsidiary	12	12
Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2008); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2008); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,644,144 and 12,863,304 shares issued and outstanding, respectively.	126	128
Paid-in capital	54,634	56,206
Retained earnings	48,762	73,838
Treasury stock; 20,049 common shares, at cost	(825)	-
Total shareholders’ equity	102,713	130,188
Total liabilities and shareholders’ equity	$ 288,170	$ 397,856
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2006	2007	2008
Sales	$ 279,820	$ 444,547	$ 736,883
Cost of sales	201,198	318,855	529,895
Gross profit	78,622	125,692	206,988
Selling, general and administrative expense	57,944	93,800	158,797
Operating income	20,678	31,892	48,191
Other income	651	349	223
Interest expense	(1,943)	(3,344)	(6,130)
Minority interest in loss of consolidated subsidiary	18	-	-
Income before provision for income taxes	19,404	28,897	42,284
Provision for income taxes	7,482	11,550	16,397
Net income	11,922	17,347	25,887
Preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$ 11,832	$ 17,257	$ 25,797

Per share and share amounts
Basic earnings per common share	$ 1.17	$ 1.47	$ 2.02
Common shares outstanding	10,126	11,698	12,739
Diluted earnings per share	$ 1.04	$ 1.36	$ 1.89
Common and common equivalent shares outstanding	11,464	12,782	13,716
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2006, 2007 and 2008 (In Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings (Restated)	Treasury Stock	Notes Receivable From Share- holders	Total (Restated)
BALANCES AT DECEMBER 31, 2005	1	15	96	1,846	19,673	-	(840)	20,791
Collections on notes receivable	-	-	-	-	-	-	41	41
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock and stock options	-	-	-	220	-	-	-	220
Issuance of 47,226 shares of common stock	-	-	-	424	-	-	-	424
Exercise of stock options for 610,238 shares of common stock	-	-	6	3,606	-	-	-	3,612
Net income	-	-	-	-	11,922	-	-	11,922
BALANCES AT DECEMBER 31, 2006	$ 1	15	102	6,096	31,505	-	(799)	36,920
Exchange of note receivable for 40,098 shares of common stock	-	-	-	-	-	(825)	799	(26)
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	591	-	-	-	591
Exercise of stock options for 399,910 shares of common stock	-	-	4	3,394	-	-	-	3,398
Sale of 2,000,000 shares from public offering	-	-	20	44,553	-	-	-	44,573
Net income	-	-	-	-	17,347	-	-	17,347
BALANCES AT DECEMBER 31, 2007	$ 1	$ 15	$ 126	$54,634	$48,762	$(825)	-	$102,713
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	930	-	-	-	930
Exercise of stock options and vesting of restricted stock for 219,160 of common stock	-	-	2	642	-	825	-	1,469
Net loss on interest rate swap for comprehensive income	-	-	-	-	(721)	-	-	(721)
Net Income	-	-	-	-	25,887	-	-	25,887
	$ 1	$ 15	$ 128	$56,206	$73,838	-	-	$130,188

The accompanying notes are an integral part of these consolidated financial statements.
.

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,922	$ 17,347	$ 25,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities – net of acquisitions
Depreciation	1,216	2,258	4,629
Amortization	538	2,704	6,363
Deferred income taxes	(103)	(559)	143
Compensation expense from restricted stock	220	591	930
Tax benefit related to exercise of stock options and vesting of restricted stock	(3,318)	(3,197)	(1,362)
Gain on sale of property and equipment	(564)	(8)	(116)
Minority interest in loss of consolidated subsidiary	(18)	-	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(7,046)	(9,253)	(10,876)
Inventories	(11,650)	(6,882)	(11,161)
Prepaid expenses and other assets	(2,553)	3,263	366
Accounts payable and accrued expenses	11,341	7,212	3,655
Net cash provided by (used in) operating activities	(15)	13,476	18,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,363)	(1,902)	(5,134)
Purchase of businesses, net of cash acquired	(12,075)	(125,869)	(73,943)
Proceeds from the sale of property and equipment	2,181	8	158
Net cash used in investing activities	(12,257)	(127,763)	(78,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	87,715	191,779	165,466
Principal payments on revolving line of credit, long-term debt and notes payable	(77,600)	(123,940)	(104,662)
Dividends paid in cash	(90)	(90)	(90)
Proceeds from exercise of stock options	584	202	105
Proceeds from sale of common stock	424	44,573	-
Tax benefit related to exercise of stock options	3,172	3,197	1,362
Collections on notes receivable from shareholders	41	-	-
Net cash provided by financing activities	14,246	115,721	62,181
INCREASE (DECREASE) IN CASH	1,974	1,434	1,720
CASH AT BEGINNING OF YEAR	570	2,544	3,978
CASH AT END OF YEAR	$ 2,544	$ 3,978	$ 5,698
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	$ 1,844	$ 3,158	$ 6,207
Income taxes	$ 3,329	$ 5,879	$ 9,263
Cash income tax refunds	$ 470	$ 20	$ -
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DXP Enterprises, Inc. and subsidiaries (“DXP” or the “Company”), a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. (“SEPCO”). The Company is engaged in the business of distributing maintenance, repair and operating products, equipment and service to industrial customers.  The Company is organized into two segments:  Maintenance, Repair and Operating (MRO) and Electrical Contractor.  See Note 15 for discussion of the business segments.

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

The Company has trade receivables from a diversified customer base in the Rocky Mountain, Midwestern, Southeastern and Southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral.  Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of all such accounts.  No customer represents more than 10% of consolidated sales.

Inventories

Inventories consist principally of finished goods and are priced at lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method.  Reserves are provided against inventories for estimated obsolescence based upon the aging of the inventories and market trends.

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

Cash and Cash Equivalents

The Company’s presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of 90 days or less at time of purchase.

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments at December 31, 2007 and 2008 is as follows (in thousands):

	2007		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$ 3,978	$ 3,978	$ 5,698	$ 5,698
Long-term debt, including current portion	106,189	106,189	168,556	168,556

The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.  The carrying amounts of accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation costs recognized in each period ended after January 1, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense related to stock options for the years ended December 31, 2006, 2007 and 2008 of $8,600, zero and zero, respectively, all of which was recorded to operating expenses. No future grants will be made under the Company’s stock option plans.  The Company now uses restricted stock for share-based compensation programs.

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

SFAS 123(R) requires tax benefits resulting from tax deductions in excess of stock-based compensation (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). The Company has presented its income tax benefit from stock based compensation as a financing activity in the Consolidated Statements of Cash Flows, in the amount of $3.3 million in 2006, $3.2 million in 2007, and $1.4 million in 2008.

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. The extent of completion is measured as cost incurred divided by the total estimated cost. At December 31, 2008, $1.9 million of unbilled costs and estimated earnings are included in accounts receivable.  For other sales, the Company recognizes revenues when an agreement is in place, price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.  Revenues recognized include product sales and billings for freight and handling charges.

The Company reserves for potential customer returns based upon the historical level of returns.

Shipping and Handling Costs

The Company classifies shipping and handling charges billed to customers as sales.  Shipping and handling charges paid to others are classified as a component of cost of sales.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by the Company in the accompanying financial statements relate to the valuation of intangibles, determination of goodwill impairments, reserves for accounts receivable collectability, inventory valuations, income taxes and self-insured medical and liability claims.  Actual results could differ from those estimates and such differences could be material.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets attributable to our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates; costs of capital and estimates of market multiples.  As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred.  We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2006, 2007 or 2008.

During 2006 the initial purchase price allocation for the 2005 acquisitions was adjusted to allocate $7.0 million of purchase price to intangibles other than goodwill and record an additional note payable of $1.0 million.  The increase in intangibles primarily related to recording the value of customer relationships and vendor relationships for the 2005 acquisitions.  At December 31, 2006, $17.0 million and $6.5 million (net of $0.5 million of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  At December 31, 2007, $60.8 million and $35.9 million (net of $3.2 million of amortization) of total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  The $43.9 million increase in goodwill and the $29.4 million increase in other intangibles from December 31, 2006 to December 31, 2007 results from recording the estimated intangibles for the acquisitions of Delta Process Equipment, Precision Industries, Inc., and Indian Fire and Safety and changes in the estimates of intangibles for businesses acquired during 2006. The changes made in 2007 to the estimates for other intangibles for the 2006 acquisitions relate primarily to increasing the value of customer relationships for Production Pump, Safety International, Safety Alliance and Gulf Coast Torch.  The adjustment to goodwill related primarily to the payment of contingent purchase price for Production Pump.  At December 31, 2008, $98.7 million and $45.2 million (net of $9.6 million of amortization) of total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  The $37.9 million increase in goodwill and the $9.4 million increase in other intangibles from December 31, 2007 to December 31, 2008 results from recording the goodwill and estimated intangibles for acquisitions of Rocky Mtn. Supply, PFI and Falcon Pump, contingent purchase price for acquisitions completed in prior years, and changes in the estimates of goodwill and intangibles for businesses acquired in 2007.  The changes made in 2008 to the estimates for other intangibles associated with 2007 acquisitions relate primarily to increasing the value of customer relationships for Indian Fire and Safety.  The changes made to goodwill primarily relate to reducing the value of acquired inventories for Precision and the payment of contingent purchase price for Production Pump.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

The changes in the carrying amount of goodwill and other intangibles for 2006, 2007 and 2008 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Net balance as of January 1, 2006	$ 7,436	$ 7,436	-
Acquired during the year	16,530	16,530	-
Adjustments to prior year estimates	-	(7,002)	7,002
Amortization	(538)	-	(538)
Net balance as of December 31, 2006	$ 23,428	$ 16,964	$ 6,464
Acquired during the year	75,286	48,067	27,219
Adjustments to prior year estimates	691	(4,182)	4,873
Amortization	(2,704)	-	(2,704)
Balance as of December 31, 2007	$ 96,701	$ 60,849	$ 35,852
Acquired during the year	45,682	31,402	14,280
Adjustments to prior year estimates	7,925	6,467	1,458
Amortization	(6,363)	-	(6,363)
Balance as of December 31, 2008	$ 143,945	$ 98,718	$ 45,227

A summary of amortizable other intangible assets follows (in thousands):

	As of December 31, 2007		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 3,773	$ (393)	$ 2,496	(582)
Customer relationships	33,804	(2,632)	50,416	(8,289)
Non-compete agreements	1,517	(217)	1,920	(734)
Total	$ 39,094	$ (3,242)	$ 54,832	$ (9,605)

The estimated future annual amortization of intangible assets for each of the next five years follows (in thousands):

2009                      $  7,226
2010                      $  7,091
2011                      $  6,772
2012                      $  6,586
2013                      $  5,867

The weighted average useful lives of acquired intangibles related to vendor agreements, customer relationships, and non-compete agreements are 20 years, 7.7 years and 3.5 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 8.1 years.

Of the $143.9 million net balance of goodwill and other intangibles at December 31, 2008, $94.0 million is expected to be deductible for tax purposes.

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

Impairment of Long-Lived Assets

The Company determines the realization of goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and it’s other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Under SFAS No. 142, the Company determines fair value using estimates of future cash flows, future growth rates, costs of capital and estimates of market valuation multiples for each reporting unit.  Under SFAS No. 144, the Company compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to such assets, as well as evaluates other factors such as business trends and general economic conditions. In the event that the carrying value exceeds the future undiscounted cash flows, the Company records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, unrecognized gains (losses) on postretirement and other employment-related plans, changes in fair value of certain derivatives, and unrealized gains and losses on certain investments in debt and equity securities. The Company’s other comprehensive (loss) income is comprised exclusively of changes in the value of an interest rate swap.

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2002.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest is insignificant and there are no penalties accrued at December 31, 2008.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, result of operations or cash flows.

2.  NEW ACCOUNTING PRONOUNCEMENTS:

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ended March 31, 2009.  As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  It is effective for financial statements issued for fiscal years beginning December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions completed on or after January 1, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of 2009. The Company has some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1.  As participating securities, the Company would be required to include these instruments in the calculation of earnings per share (“EPS”), and it will need to calculate EPS using the “two-class method”.  Using the number of unvested restricted awards at December 31, 2008, it is estimated the computation under the two-class method incorporating unvested restricted stock awards as participating securities may reduce annual diluted EPS up to $0.03 per share.

3.  ACCOUNTING METHODS ADOPTED JANUARY 1, 2008

On January 1, 2008, we elected to change our costing method for our inventories accounted for on the last-in, first-out method (“LIFO”) to the first-in, first-out (“FIFO”) method.  The percentage of total inventories accounted for under the LIFO method was approximately 46% at December 31, 2007.  We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method.  The FIFO method also better reflects current acquisition costs of those inventories on our consolidated balance sheets and enhances the matching of future cost of sales with revenues. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), all prior periods presented have been adjusted to apply the new method retrospectively.  The effect of the change in our inventory costing method includes the LIFO reserve and related impact on the obsolescence reserve.  This change increased our inventory balance by $2.0 million and increased retained earnings, net of income tax effects, by $1.2 million as of January 1, 2004.

The effect of this change in accounting principle was immaterial to the results of operations for all prior periods presented from January 1, 2004 through December 31, 2007.  The effect of the change in accounting principle for inventory costs on the December 31, 2007 balance sheets is presented below.  Certain financial statement line items are combined if they were not affected by the change in accounting principle.

	December 31, 2007
	Originally Reported	Change to FIFO	Restated
	(in thousands)
ASSETS
Current assets
Inventories	$ 84,196	$ 2,004	$ 86,200
Other current assets	87,388	-	87,388
Total current assets	171,584	2,004	173,588
Other assets	114,582	-	114,582
Total Assets	$ 286,166	$ 2,004	$ 288,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$ 1,708	$ 802	$ 2,510
Other current liabilities	78,559	-	78,559
Total current liabilities	80,267	802	81,069
Other liabilities	104,388	-	104,388
Total liabilities	184,655	802	185,457

Shareholders’ equity
Retained earnings	47,560	1,202	48,762
Other shareholders’ equity	53,951	-	53,951
Total shareholders’ equity	101,511	1,202	102,713
Total liabilities and shareholders’ equity	$ 286,166	$ 2,004	$ 288,170

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

4.  ACQUISITIONS

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

During 2006 the initial purchase price allocation for the 2005 acquisitions was adjusted to allocate $7.0 million of purchase price to intangibles other than goodwill and record an additional note payable of $1.0 million.  The increase in intangibles primarily related to recording the value of customer relationships and vendor relationships for the 2005 acquisitions.

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech.  DXP acquired these businesses to strengthen DXP’s position with upstream oil and gas and pipeline customers.  DXP paid approximately $8.9 million for the acquired businesses and assumed approximately $1.2 million of liabilities.  The purchase price consisted of approximately $5.4 million paid in cash and $3.5 million in seller notes payable.  In addition, DXP may pay up to an additional $1.2 million contingent upon future earnings.  The cash portion was funded by utilizing available capacity under DXP’s credit facility. The seller notes, which are subordinated to DXP’s credit facility, bear interest at prime minus 2%.

On October 11, 2006, DXP completed the acquisition of the business of Safety International.  DXP acquired this business to strengthen DXP’s expertise in safety products and services.  DXP paid $2.2 million in cash for the business of Safety International, Inc.  The purchase price was funded by utilizing available capacity under DXP’s credit facility.

On October 19, 2006, DXP completed the acquisition of the business of Gulf Coast Torch & Regulator.  DXP acquired this business to strengthen DXP’s expertise in the distribution of welding supplies.  DXP paid approximately $5.5 million, net of $0.5 million of acquired cash, for the business of Gulf Coast Torch & Regulator and assumed approximately $0.2 million of debt. Approximately $3.5 million of the purchase price was paid in cash funded by utilizing available capacity under DXP’s credit facility.  $2.0 million of the purchase price was paid by issuing seller notes payable.  The seller notes, which are subordinated to DXP’s credit facility, bear interest at prime minus 1.75%.

On November 1, 2006, DXP completed the acquisition of the business of Safety Alliance. DXP acquired this business to strengthen DXP’s expertise in safety services.  DXP paid $2.3 million in cash for the business of Safety Alliance.  The purchase price was funded by utilizing available capacity under DXP’s  credit facility.

The initial purchase price allocation for the 2006 acquisitions was adjusted in 2007 to allocate $4.9 million of purchase price to intangibles other than goodwill and record $0.7 million of additional purchase price. The changes made in 2007 to the estimates for other intangibles for the 2006 acquisitions relate primarily to increasing the value of customer relationships for Production Pump, Safety International, Safety Alliance and Gulf Coast Torch.  The adjustment to goodwill related primarily to the payment of contingent purchase price for Production Pump.

On May 4, 2007, DXP completed the acquisition of the business of Delta Process Equipment. DXP paid $10.0 million in cash for the business of Delta Process Equipment.  DXP acquired this business to diversify DXP’s customer base in the municipal, wastewater and downstream industrial pump markets.  The purchase price was funded by utilizing available capacity under DXP’s credit facility.

On September 10, 2007, DXP completed the acquisition of Precision Industries, Inc. DXP acquired this business to expand DXP’s geographic presence and strengthen DXP’s integrated supply offering.  The Company paid $106 million in cash for Precision Industries, Inc.  The purchase price was funded using approximately $24 million of cash on hand and approximately $82 million borrowed from a new credit facility.  In addition, DXP may pay additional purchase price contingent upon 2009 and 2010 earnings and product savings.

On October 19, 2007, DXP completed the acquisition of the business of Indian Fire & Safety.  DXP acquired this business to strengthen DXP’s expertise in safety products and services in New Mexico and Texas.  DXP paid $6.0 million in cash, $3.0 million in a seller note and $3.0 million in future payments contingent upon future earnings for the business of Indian Fire & Safety.  The seller note bears interest at prime minus 1.75%.  The cash portion was funded by utilizing available capacity under DXP’s credit facility.

The allocation of purchase price for all acquisitions completed in 2007 was preliminary in the December 31, 2007 consolidated balance sheet.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2007 as reflected in the December 31, 2007 consolidated financial statements (in thousands):

Cash	$ 643
Accounts Receivable	29,348
Inventory	34,204
Property and equipment	7,532
Goodwill and intangibles	83,440
Other assets	2,628
Assets acquired	157,795
Current liabilities assumed	(28,052)
Non-current liabilities assumed	(317)
Net assets acquired	$129,426

During 2008 the initial purchase price allocation for 2007 acquisitions was adjusted to allocate $1.5 million of purchase price to other intangibles and increase goodwill by $6.5 million.  The changes made in 2008 to the estimates for other intangibles associated with 2007 acquisitions relate primarily to increasing the value of customer relationships for Indian Fire and Safety.  The changes made to goodwill primarily relate to reducing the value of acquired inventories for Precision and the payment of contingent purchase price for Production Pump.

On January 31, 2008, DXP completed the acquisition of the business of Rocky Mtn. Supply.  DXP acquired this business to expand DXP’s presence in the Colorado area.  DXP paid $3.9 million in cash and $0.7 million in seller notes.  The seller notes bear interest at prime minus 1.75%.

On August 28, 2008, DXP completed the acquisition of PFI, LLC.  DXP acquired this business to strengthen DXP’s expertise in the distribution of fasteners.  DXP paid $66.4 million in cash for this business.  The cash was funded by utilizing a new credit facility.

On December 1, 2008, DXP completed the acquisition of the business of Falcon Pump.  DXP acquired this business to strengthen DXP’s pump offering in the Rocky Mountain area.  DXP paid $3.1 million in cash, $0.8 million in seller notes and up to $1.0 million in future payments contingent upon future earnings of the acquired business. The seller notes bear interest at ninety day LIBOR plus 0.75%.

The allocation of purchase price for all acquisitions completed in 2008 is preliminary in the December 31, 2008 and the consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired (primarily intangibles, inventory, and property and equipment)  and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2008 as reflected in the December 31, 2008 consolidated financial statements (in thousands):

Cash	$ 678
Accounts Receivable	10,336
Inventory	27,793
Property and equipment	2,757
Goodwill and intangibles	45,375
Other assets	339
Assets acquired	87,278
Current liabilities assumed	(6,039)
Non-current liabilities assumed	(5,775)
Net assets acquired	$ 75,464

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2007 and 2008, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Years Ended December 31,
	2007	2008
	(Unaudited)
	In Thousands, except for per share data

Net sales	$740,059	$796,164
Net income	$ 22,709	$ 27,828
Per share data
Basic Earnings	$1.83	$2.18
Diluted Earnings	$1.69	$2.03

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2006 and 2007, assuming the purchases actually completed in 2006 and 2007 were consummated as of January 1 of each year follows:

	Years Ended December 31,
	2006	2007
	(Unaudited)
	In Thousands, except for per share data

Net sales	$633,088	$648,745
Net income	$ 14,846	$ 18,294
Per share data
Basic earnings	$ 1.45	$ 1.56
Diluted earnings	$ 1.29	$ 1.43

5.  INVENTORIES:

The carrying values of inventories are as follows:

	December 31,
	2007 (Restated)	2008
	(in Thousands)
Finished goods	$82,198	$117,582
Work in process	4,002	1,515
Inventories	$86,200	$119,097

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2007	2008
	(in Thousands)
Land	$1,809	$ 1,775
Buildings and leasehold improvements	7,120	7,480
Furniture, fixtures and equipment	17,131	24,202
	26,060	33,457
Less – Accumulated depreciation and amortization	(8,941)	(13,126)
	$17,119	$20,331

7.  LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2007	2008
	(in Thousands)
Line of credit	$94,193	$112,000
Term loan, payable in quarterly installments of $2.5 million through August 2013	-	47,500
Unsecured notes payable to individuals at 6.0%, payable in monthly installments through December 2009	2,108	862
Unsecured notes payable to individuals, at variable rates (1.25% to 3.5% at December 31, 2008) payable in monthly installments through November 2011	6,719	5,901
Mortgage loans payable to financial institutions, 6.25% collateralized by real estate, payable in monthly installments through January 2013	2,138	2,050
Other notes	1,031	243
	106,189	168,556
Less: Current portion	(4,200)	(13,965)
	$101,989	$154,591

On August 28, 2008 DXP entered into a credit facility (the “Facility”) with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. This Facility replaces the Company’s prior credit facility, which consisted of a $130 million revolving credit facility.  The Facility expires on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end.

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of the Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at 3.68% plus the margin (1.75% at December 31, 2008) in effect under the Facility.

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

The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 1.00% to 2.00% or prime plus a margin of 0.0% to 0.50%.  On December 31, 2008, the LIBOR based rate on the revolving credit portion of the Facility is LIBOR plus 1.75%.  On December 31, 2008 the prime based rate on the revolving credit portion of the Facility was prime plus 0.25%.  Commitment fees of 0.15% to 0.30% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  At December 31, 2008, the commitment fee was .25%.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.00% to 2.50% or prime plus a margin of 0.50% to 1.00%.  At December 31, 2008, the LIBOR based rate for the term loan was LIBOR plus 2.50%.  At December 31, 2008, the prime based rate for the term loan is prime plus 1.00%.  At December 31, 2008, $159.5 million was borrowed under the Facility at a weighted average interest rate of approximately 3.7% under the LIBOR options, including the effect of the interest rate swap, and nothing was borrowed under the prime options under the Facility.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At December 31, 2008, we were in compliance with all covenants.  At December 31, 2008, we had $37.0 million available for borrowing under the most restrictive covenant of the Facility.

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

The Facility prohibits the payment of dividends on the Company’s common stock.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2009	$ 13,965
2010	12,610
2011	10,730
2012	10,113
2013	121,138
Thereafter	-

8.  INCOME TAXES:

The provision for income taxes consists of the following:

	Years Ended December 31,
	2006	2007	2008
	(in Thousands)
Current -
Federal	$ 6,545	$ 10,939	$ 14,605
State	1,040	1,170	1,649
	7,585	12,109	16,254
Deferred	(103)	(559)	143
	$ 7,482	$ 11,550	$ 16,397

The difference between income taxes computed at the federal statutory income tax rate (34% for 2006 and 35% for 2007 and 2008) and the provision for income taxes is as follows:

	Years Ended December 31,
	2006	2007	2008
	(in Thousands)
Income taxes computed at federal statutory rate	$ 6,597	$ 10 ,114	$ 14,799
State income taxes, net of federal benefit	686	760	1,072
Other	199	676	526
	$ 7,482	$ 11,550	$ 16,397

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2007	2008
	(in Thousands)
Net current assets	$ 1,791	$ 3,863
Net non-current liabilities	(2,387)	(9,419)
Net assets (liabilities)	$ (596)	$(5,556)

Deferred tax liabilities and assets were comprised of the following:

	December 31,
	2007	2008
	(in Thousands)
Deferred tax assets:
Goodwill	$ 473	$ 440
Allowance for doubtful accounts	746	1,340
Inventories	451	1,316
State net operating loss carryforwards	33	16
Accruals	310	401
Interest rate swap	-	481
Other	425	366
Total deferred tax assets	2,438	4,360
Less valuation allowance	(33)	(16)
Total deferred tax assets, net of valuation allowance	2,405	4,344
Deferred tax liabilities
Goodwill	(381)	(1,356)
Intangibles	(2,089)	(7,009)
Property and equipment	(431)	(1,409)
Other	(100)	(126)
Net deferred tax asset (liability)	$ (596)	$(5,556)

The Company has certain state tax net operating loss carryforwards aggregating approximately $0.3 million before tax, which expire in years 2009 through 2020.  A valuation allowance has been recorded to offset the deferred tax asset related to these state tax net operating loss carryforwards.  The valuation allowance represents a provision for the uncertainty as to the realization of these carryforwards. The valuation allowance decreased by $3,000, $8,000 and $17,000 in the years ended December 31, 2006, 2007 and 2008, respectively.

9.  SHAREHOLDERS' EQUITY:

On September 30, 2008, DXP paid a two for one common stock dividend.  DXP’s financial statements have been restated to reflect the effect of this common stock dividend on all periods presented.

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

Restricted Stock

Under a restricted stock plan approved by DXP’s shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of December 31, 2007, vest 20% each year for five years after the date of grant, 33.3% each year for three years after the grant date or 10% each year for ten years after the grant date.  The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date.  Prior to July 24, 2006, the Restricted Stock Plan provided that on each July 1 during the term of the plan each non-employee director of DXP would be granted 3,000 shares of restricted stock which will vest one year after the grant date.  On July 24, 2006, the Restricted Stock Plan was amended to grant to each non-employee director of DXP the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized, granted and available for future grant under the Restricted Stock Plan at December 31, 2008:

Number of shares authorized for grants	600,000
Number of shares granted	306,022
Number of shares available for future grants	293,978
Weighted-average grant price of granted shares	$ 15.77

Changes in non-vested restricted stock for 2006, 2007 and 2008 were as follows:

	Number Of Shares	Weighted Average Grant Price
Non-vested at December 31, 2005	-	-
Granted	87,396	$12.33
Non-vested at December 31, 2006	87,396	$12.33
Granted	161,120	$18.54
Vested	36,064	$13.65
Non-vested at December 31, 2007	212,452	$16.81
Granted	57,506	$13.21
Vested	(54,708)	$16.60
Non-vested at December 31, 2008	215,250	$15.91

Compensation expense recognized for restricted stock in the years ended December 31, 2006, 2007 and 2008 was $213,000,  $591,000 and $930,000, respectively.  Related income tax benefits recognized in earnings were approximately $85,000, $236,000 and $372,000 in 2006, 2007 and 2008, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $3,264,000 and $3,092,000, respectively, at December 31, 2007 and 2008.  As of December 31, 2008, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 35.4 months.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-Term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorized the grant of options to purchase 1,800,000, 660,000 and 400,000 shares of the Company’s common stock, respectively.  In accordance with these stock option plans that were approved by the Company’s shareholders, options were granted to key personnel for the purchase of shares of the Company’s common stock at prices not less than the fair market value of the shares on the dates of grant.  Most options could be exercised not earlier than twelve months nor later than ten years from the date of grant. No future grants will be made under these stock option plans.  Activity during 2006, 2007 and 2008 with respect to the stock options follows:

	Shares	Options Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,242,860	$0.46 - $6.00	$1.05
Exercised	(610,238)	$0.50 - $6.00	$1.28	$ 8,657,000
Cancelled or expired	(10,260)	$6.00 - $6.00	$6.00
Outstanding at December 31, 2006	622,362	$0.46 - $3.36	$0.70	$10,464,000
Exercised	(399,910)	$0.46 - $1.25	$0.50	$ 8,511,000
Outstanding at December 31, 2007	222,452	$0.50 - $3.36	$1.07	$ 4,953,000
Exercised	(164,452)	$0.50 - $0.68	$0.64	$ 3,511,000
Outstanding and exercisable at December 31, 2008	58,000	$1.25 - $3.36	$2.33	$ 712,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during 2006, 2007 and 2008, was approximately $8.7 million, $8.5 million and $3.5 million, respectively. Cash received from stock options exercised during 2006, 2007 and 2008 was $584,000, $202,000 and $105,000, respectively.

Stock options outstanding and currently exercisable at December 31, 2008 are as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25	18,000	1.3	$1.25
$2.26 to $3.36	40,000	5.9	$2.81

The options outstanding at December 31, 2008, expire between April 2010 and May 2015. The weighted average remaining contractual life was 4.9 years, 3.2 years and 4.5 years at December 31, 2006, 2007 and 2008, respectively.

Certain Equity Related Transactions

During 2006, 2007 and 2008, employees and directors of DXP exercised non-qualified stock options.  DXP received a tax deduction for the amount of the difference between the exercise price and the fair market value of the shares recognized as income by the individuals exercising the options. The after tax benefit of the tax deduction is accounted for as an increase in paid-in capital.

During June 2007, DXP sold 2,000,000 shares of common stock in a public offering for proceeds of $44.6 million, net of placement agent commissions and expenses.

On October 24, 2007, DXP exchanged a note receivable from Mr. David Little, Chief Executive Officer, with a value of $825,000, including accrued interest, for 40,098 shares of common stock owned by Mr. Little.  The shares were valued at the $20.57 per share closing price on October 24, 2007.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2007 and 2008.

	2006	2007	2008
	(in Thousands, except per share amounts)
Basic:
Basic weighted average shares outstanding	10,126	11,698	12,739
Net income	$11,922	$17,347	$25,887
Convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$11,832	$17,257	$25,797
Per share amount	$1.17	$1.47	$2.02

Diluted:
Basic weighted average shares outstanding	10,126	11,698	12,739
Net effect of dilutive stock options and restricted stock - based on the treasury stock method	498	244	137
Assumed conversion of convertible preferred stock	840	840	840
Total common and common equivalent shares outstanding	11,464	12,782	13,716
Net income attributable to common shareholders	$11,832	$17,257	$25,797
Convertible preferred stock dividend	90	90	90
Net income for diluted earnings per share	$11,922	$17,347	$25,887
Per share amount	$1.04	$1.36	$1.89

10.  COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2008, for non-cancelable leases are as follows (in thousands):

2009	$ 9,681
2010	7,994
2011	6,423
2012	4,376
2013	2,988
Thereafter	8,028
$ 39,490

Rental expense for operating leases was $2,790,000, $5,637,000 and $10,351,000 for the years ended December 31, 2006, 2007 and 2008 respectively.

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

In 2003, DXP was notified that it had been sued in various state courts in Nueces County, Texas.  The suits allege personal injury resulting from products containing asbestos allegedly sold by the Company.  The suits do not specify products or the dates on which the Company allegedly sold the products.  The plaintiffs’ attorney has agreed to a global settlement of all suits for a nominal amount to be paid by the Company’s insurance carriers.  Settlement has been consummated as to more than 85% of the 133 plaintiffs, and the remaining settlements are in process.  The cases are all dismissed or dormant pending the remaining settlements.

While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position or results of operations.

11.  EMPLOYEE BENEFIT PLANS:

The Company offers a 401(k) plan which is eligible to substantially all employees.  The Company has elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $569,000, $847,000 and $1,450,000 to the 401(k) plan in the years ended December 31, 2006, 2007 and 2008, respectively.

12.  RELATED-PARTY TRANSACTIONS:

Prior to 2002, the Board of Directors of the Company had approved the Company making advances and loans to the CEO.  During 2001, the advances and loans to the CEO were consolidated into three notes receivable, each bearing interest at 3.97 percent per annum and due December 30, 2010.  Accrued interest was due annually.  On March 31, 2004, DXP exchanged two of the notes receivable from the CEO, with a value of $338,591 including accrued interest, for 161,238 shares of DXP’s common stock held by three trusts for the benefit of Mr. Little’s children.  The shares were valued at $2.10 per share, the closing market price of the common stock on March 31, 2004. The balance of the remaining note was $799,000 at December 31, 2006.  The note was secured by 1,354,534 shares of the Company’s common stock.  The note receivable was reflected as a reduction of shareholders’ equity.  On October 24, 2007, DXP exchanged the note receivable from Mr. David Little with a value of $825,000, including accrued interest, for 40,098 shares of common stock owned by Mr. Little.  The shares were valued at the $20.57 per share closing price on October 24, 2007.

13:  FAIR VALUE OF FINANCIAL INSTRUMENTS

DXP adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 affects the Company in the fair value measurement of the commodity and interest rate derivative positions which must be classified in one of the following categories:

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

The following table summarizes the valuation of our financial instruments by SFAS 157 input levels as of December 31,  2008:

Fair Value Measurement (in thousands)
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities	$ -	$ -	$ 1,202	$ 1,202
Non-current liabilities	-	-	-	-
Total	$ -	$ -	$ 1,202	$ 1,202

14: COMPREHENSIVE INCOME

Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in interest rates in connection with an interest rate swap, which is recorded as follows:

	Years Ended December 31, (in thousands)
	2006	2007	2008
Net income	$11,922	$17,347	$25,887
Gain (loss) from interest rate swap, net of income taxes	-	-	(721)
Comprehensive income	$11,922	$17,347	$25,166

15. SEGMENT DATA:

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

Financial information relating to the Company’s segments is as follows:

	MRO	Electrical Contractor	Total
	(in Thousands)
2006
Sales	$ 277,031	$ 2,789	$ 279,820
Operating income	20,220	458	20,678
Income before tax	19,102	302	19,404
Identifiable assets	117,574	1,237	118,811
Capital expenditures	2,363	-	2,363
Depreciation and amortization	1,745	9	1,754
Interest expense	1,787	156	1,943

2007
Sales	$ 441,250	$ 3,297	$ 444,547
Operating income	31,483	409	31,892
Income before tax	28,597	300	28,897
Identifiable assets	286,693	1,477	288,170
Capital expenditures	1,891	11	1,902
Depreciation and amortization	4,958	4	4,962
Interest expense	3,236	108	3,344

2008
Sales	$ 733,273	$ 3,610	$ 736,883
Operating income	47,697	494	48,191
Income before tax	41,922	362	42,284
Identifiable assets	396,328	1,528	397,856
Capital expenditures	5,134	-	5,134
Depreciation and amortization	10,988	4	10,992
Interest expense	5,999	131	6,130

16. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2006, 2007 and 2008 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
2006
Sales	$ 62.5	$ 69.8	$ 68.2	$ 79.4
Gross profit	17.4	19.1	19.7	22.4
Net income	2.5	2.9	3.0	3.5
Earnings per share - diluted	0.22	0.25	0.26	0.30

2007
Sales	$ 83.6	$ 85.3	$ 106.8	$ 168.8
Gross profit	24.9	24.5	29.9	46.4
Net income	3.7	3.4	4.5	5.7
Earnings per share - diluted	0.32	0.28	0.32	0.42

2008
Sales	$ 168.5	$ 187.8	$ 186.9	$ 193.6
Gross profit	45.9	51.9	52.3	56.9
Net income	5.4	6.4	7.0	7.1
Earnings per share - diluted	0.40	0.47	0.51	0.51

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

Internal Control Over Financial Reporting

(A)           Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 23 of this Report  under the heading Management’s Annual Report on Internal Control Over Financial Reporting.

(B)           Changes in Internal Control over Financial Reporting

There have been no changes in DXP’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, DXP’s internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004, as revised on January 21, 2005, our management determined that it would exclude PFI, LLC and the business of Falcon Pump from the scope of its assessment of internal control over financial reporting as of December 31, 2008.  The reason for this exclusion is that we acquired all of the stock of PFI, LLC, and the business of Falcon Pump during 2008 and it was not possible for management to conduct an assessment of internal controls over financial reporting in the period between the dates the acquisitions were completed and the date of management’s assessment.  The Company has excluded PFI, LLC and Falcon Pump from its assessment of internal control over financial reporting as of December 31, 2008.  The total assets and revenues of PFI, LLC and Falcon Pump represent approximately 23% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference to the information in our definitive proxy statement for the 2009 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this report relates (the “Proxy Statement”).

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

Schedule II – Valuation and Qualifying Accounts

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

+10.1
DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed with the Commission on August 16, 1999).

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

+10.4      Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on 3
                Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

+10.5
Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R.       Little (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

+10.6
Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 6, 2004).

+10.7
Amendment Number One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 3, 2005).

+10.8
Summary Description of Director Fees (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 3, 2005).

+10.9
Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 3, 2005).

+10.10
Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 3, 2005).

10.11
Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 7, 2005).

+10.12
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (filed with the Commission on March 10, 2006).

10.13
Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

+10.14
Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 26, 2006).

+10.15
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 26, 2006).

10.16
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 11, 2006).

10.17
Asset Purchase Agreement between DXP Enterprises, Inc., as Buyer, and Gulf Coast Torch & Regulator, Inc., dated October 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.18
Asset Purchase Agreement between DXP Enterprises, Inc., as Buyer, and Safety Alliance, Inc., dated October 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 2, 2006).

10.19
Asset Purchase Agreement between DXP Enterprises, Inc., as Buyer, and Delta Process Equipment, Inc., dated May 2, 2007, whereby DXP Enterprises, Inc. acquired the assets of Delta Process Equipment, Inc.  (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2007).

10.20
Stock Purchase Agreement, among DXP Enterprises, Inc., as Purchaser, and Precision Industries, Inc., dated August 19, 2007, whereby DXP Enterprises, Inc. acquired all outstanding stock of Precision Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2007).

10.21
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, Lone Wolf Rental, LLC and Indian Fire and Safety, Inc., dated October 19, 2007, whereby DXP Enterprises, Inc., as Buyer, acquired the assets of Indian Fire & Safety, Inc.  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2007).

10.22
Asset Purchase Agreement between DXP Enterprises, Inc., as Buyer and Rocky Mtn. Supply, Inc., dated February 1, 2008, whereby DXP Enterprises, Inc. acquired the assets of Rocky Mtn. Supply, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2008).

10.23
Stock Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Vertex Corporate Holding, Inc. and Watermill-Vertex Enterprises, LLC dated August 28, 2008, whereby DXP Enterprises, Inc. acquired all outstanding stock of Vertex Holdings, Inc., (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 29, 2008).

10.24
Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders dated August 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 29, 2008).

18.1
Letter of Independent Registered Accounting Firm regarding change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 12, 2008.)

*21.1	Subsidiaries of the Company.

*23.1	Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 16, 2009.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Houston, Texas
March 16, 2009

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2008, 2007 and 2007 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2008 Deducted from assets accounts Allowance for doubtful accounts	$ 2,131	$ 1,424	$ 157(3)	$ 218(1)	$ 3,494
Valuation allowance for deferred tax assets	$ 33	$ -	$ -	$ 17(2)	16
Year ended December 31, 2007 Deducted from assets accounts Allowance for doubtful accounts	$ 1,482	$ 552	$ 253(3)	$ 156(1)	$ 2,131
Valuation allowance for deferred tax assets	$ 41	$ -	$ -	$ 8(2)	33
Year ended December 31, 2006 Deducted from assets accounts Allowance for doubtful accounts	$ 1,835	$ 384	$ -	$ 737(1)	$ 1,482
Valuation allowance for deferred tax assets	$ 44	$ -	$ -	$ 3 (2)	$ 41
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
   David R Little
   Chairman of the Board, President and Chief Executive Officer

Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                                                   Title                                                         Date

/s/DAVID R. LITTLE                                        Chairman of the Board, President,              March 16, 2009
     David R. Little               Chief Executive Officer and Director
                        (Principal Executive Officer)

/s/MAC McCONNELL                                     Senior Vice-President/Finance                    March 16, 2009
    Mac McConnell                                            and Chief Financial Officer
                                                                             (Principal Financial and Accounting Officer

/s/CHARLES R. STRADER                             Senior Vice President of Strategic Initiatives     March 16, 2009
    Charles R. Strader

/s/CLETUS DAVIS                                          Director                                                                             March 16, 2009
Cletus Davis

/s/TIMOTHY P. HALTER                              Director                                                                             March 16, 2009
     Timothy P. Halter

/s/KENNETH H. MILLER                               Director                                                                            March 16, 2009
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

+10.1
DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed with the Commission on August 16, 1999).

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

+10.4
Amendment No. One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

+10.5
Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R.       Little (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

+10.6
Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 6, 2004).

+10.7
Amendment Number One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 3, 2005).

+10.8
Summary Description of Director Fees (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 3, 2005).

+10.9
Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 3, 2005).

+10.10
Amendment No. Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 3, 2005).

10.11
Stock Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and R. A. Mueller, Inc., dated December 1, 2005, whereby DXP Enterprises, Inc. acquired all of the outstanding shares of R. A. Mueller, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on December 7, 2005).

+10.12
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (filed with the Commission on March 10, 2006).

10.13
Asset Purchase Agreements between PMI Operating Company, Ltd., as Purchaser, Production Pump Systems of Levelland, L.P., Machine Tech Services, L.P., Production Pump Systems, L.P., and the Partners dated May 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

+10.14
Amendment No. One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 26, 2006).

+10.15
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 26, 2006).

10.16
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, and Safety International, Inc., dated October 11, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 11, 2006).

10.17
Asset Purchase Agreement between DXP Enterprises, Inc., as Buyer, and Gulf Coast Torch & Regulator, Inc., dated October 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.18
Asset Purchase Agreement between DXP Enterprises, Inc., as Buyer, and Safety Alliance, Inc., dated October 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 2, 2006).

10.19
Asset Purchase Agreement between DXP Enterprises, Inc., as Buyer, and Delta Process Equipment, Inc., dated May 2, 2007, whereby DXP Enterprises, Inc. acquired the assets of Delta Process Equipment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2007).

10.20
Stock Purchase Agreement, among DXP Enterprises, Inc., as Purchaser, and Precision Industries, Inc., dated August 19, 2007, whereby DXP Enterprises, Inc. acquired all outstanding stock of Precision Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2007).

10.21
Asset Purchase Agreement between DXP Enterprises, Inc., as Purchaser, Lone Wolf Rental, LLC and Indian Fire and Safety, Inc., dated October 19, 2007, whereby DXP Enterprises, Inc., as Buyer, acquired the assets of Indian Fire & Safety, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2007).

10.22
Asset Purchase Agreement between DXP Enterprises, Inc., as Buyer and Rocky Mtn. Supply, Inc., dated February 1, 2008, whereby DXP Enterprises, Inc. acquired the assets of Rocky Mtn. Supply, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2008).

10.23
Stock Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Vertex Corporate Holding, Inc. and Watermill-Vertex Enterprises, LLC dated August 28, 2008, whereby DXP Enterprises, Inc. acquired all outstanding stock of Vertex Holdings, Inc., (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 29, 2008).

10.24
Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders dated August 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 29, 2008).

18.1
Letter of Independent Registered Accounting Firm regarding change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 12, 2008.)

*21.1	Subsidiaries of the Company.

*23.1	Consent from Hein & Associates LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing with the SEC as indicated.

+ Indicates a management contract or compensation plan or arrangement.