Form 10-Q
period 2009-03-31
DXP ENTERPRISES INC
filed 2009-05-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of May 7, 2009:  12,869,304.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$ 6,283	$ 5,698
Trade accounts receivable, net of allowances for doubtful accounts
of $3,579 in 2009 and $3,494 in 2008	82,068	101,191
Inventories, net	111,724	119,097
Prepaid expenses and other current assets	3,195	2,851
Deferred income taxes	4,241	3,863
Total current assets	207,511	232,700
Property and equipment, net	20,155	20,331
Goodwill	99,716	98,718
Other intangibles, net of accumulated amortization of $11,411 in 2009 and $9,605 in 2008	43,421	45,227
Other assets	811	880
Total assets	$ 371,614	$ 397,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 14,047	$ 13,965
Trade accounts payable	53,273	57,539
Accrued wages and benefits	12,820	12,869
Customer advances	1,339	2,719
Federal income taxes payable	4,331	7,894
Other accrued liabilities	7,511	8,660
Total current liabilities	93,321	103,646
Other liabilities	12	12
Long-term debt, less current portion	134,253	154,591
Deferred income taxes	10,314	9,419
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2009); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2009); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,869,304 in 2009 and 12,863,304 in 2008 shares outstanding	128	128
Paid-in capital	56,469	56,206
Retained earnings	77,101	73,838
Total shareholders’ equity	133,714	130,188
Total liabilities and shareholders’ equity	$ 371,614	$ 397,856
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2009	2008 (Restated)
Sales	$ 157,604	$ 168,499
Cost of sales	111,530	122,553
Gross profit	46,074	45,946
Selling, general and administrative expense	39,382	35,378
Operating income	6,692	10,568
Other income	14	13
Interest expense	(1,453)	(1,383)
Income before income taxes	5,253	9,198
Provision for income taxes	2,081	3,759
Net income	3,172	5,439
Preferred stock dividend	(15)	(23)
Net income attributable to common shareholders	$ 3,157	$ 5,416

Basic income per share	$ 0.24	$ 0.42
Weighted average common shares outstanding	13,079	12,857
Diluted income per share	$ 0.23	$ 0.39
Weighted average common and common equivalent shares outstanding	13,952	13,837
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31
	2009	2008
OPERATING ACTIVITIES:
Net income	$ 3,172	$ 5,439
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions
Depreciation	1,098	981
Amortization of intangibles	1,806	1,228
Compensation expense from restricted stock	262	227
Deferred income taxes	(356)	259
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	19,123	(4,076)
Inventories	7,373	1,274
Prepaid expenses and other current assets	(1,222)	(1,695)
Accounts payable and accrued liabilities	(9,424)	(1,644)
Net cash provided by operating activities	21,832	1,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(921)	(1,502)
Purchase of businesses, net of cash acquired	(52)	(3,822)
Net cash used in investing activities	(973)	(5,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	24,809	10,444
Principal payments on revolving line of credit and other long-term debt	. (45,068)	(7,256)
Dividends paid in cash	(15)	(23)
Net cash (used in) provided by financing activities	(20,274)	3,165
INCREASE (DECREASE) IN CASH	585	(166)
CASH AT BEGINNING OF PERIOD	5,698	3,978
CASH AT END OF PERIOD	$ 6,283	$ 3,812

See notes to condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. DXP Enterprises, Inc. (together with its subsidiaries, the Company or “DXP”) believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

NOTE 2: THE COMPANY

DXP, a Texas corporation, was incorporated on July 26, 1996 to be the successor to SEPCO Industries, Inc. “SEPCO”. The Company is organized into two segments: Maintenance, Repair and Operating “MRO” and Electrical Contractor.

NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). See Note 10 “Fair Value of Financial Assets and Liabilities” for additional information on the adoption of SFAS 157.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”) SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ended March 31, 2009.  As this pronouncement is only disclosure-related, it does not and will not have an impact on the financial position and results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  It is effective for financial statements issued for fiscal years beginning December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date.

Early adoption is not permitted.  FSP FAS 142-3 also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions completed by the Company on or after January 1, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company in the first quarter of 2009. The Company has granted awards of restricted stock that contain non-forfeitable rights to dividends which are considered participating securities under FSP EITF 03-6-1.  Because these awards are participating securities under FSP EITF 03-6-1, the Company is required to include these instruments in the calculation of earnings per share using the two-class method.  The adoption of FSP EITF 03-6-1 reduced basic and diluted earnings per share for the three months ended March 31, 2008 and 2009 by $0.1 and $0.1, respectively. Basic earnings per share, diluted earnings per share, weighted average common shares outstanding and weighted average common and common equivalent shares outstanding for 2008 have been restated.

NOTE 4: STOCK-BASED COMPENSATION

Stock Options as of the Quarterly Period Ended March 31, 2009

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of March 31, 2009, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2009:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	58,000	$ 2.33	4.5	$ 712,000
Granted	-
Exercised	-
Options outstanding and exercisable at March 31, 2009	58,000	$ 2.33	4.2	$ 464,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2009, was zero.  Cash received from stock options exercised during the quarterly period ended March 31, 2009 was zero.

Stock options outstanding and currently exercisable at March 31, 2009 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25	18,000	1.1	$1.25
$2.26 - $3.36	40,000	5.7	$2.81
	58,000	4.2	$2.33

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005, (the “Restricted Stock Plan”) directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of March 31, 2009 vest 20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2009:

Number of shares authorized for grants	600,000
Number of shares granted	315,702
Number of shares available for future grants	284,298
Weighted-average grant price of granted shares	$ 16.60

Changes in restricted stock for the three months ended March 31, 2009 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2008	215,250	$ 15.91
Granted	9,680	$ 10.33
Vested	6,000	$ 9.42
Unvested at March 31, 2009	218,930	$ 15.84

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2009 and 2008 was $262,000 and $227,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,930,000 and $3,092,000 at March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 32 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows (in thousands):

	March 31, 2009	December 31, 2008

Finished goods	$110,087	$ 117,582
Work in process	1,637	1,515
Inventories	$111,724	$ 119,097

Note 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2009 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2008	$ 143,945	$ 98,718	$ 45,227
Acquired during the year	-	-	-
Adjustments to prior year estimates	998	998	-
Amortization	(1,806)	-	(1,806)
Balance as of March 31, 2009	$ 143,137	$ 99,716	$ 43,421

A summary of amortizable intangible assets follows (in thousands):

	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (613)	$ 2,496	$ (582)
Customer relationships	50,416	(9,917)	50,416	(8,289)
Non-compete agreements	1,920	(881)	1,920	(734)
Total	$ 54,832	$ (11,411)	$ 54,832	$ (9,605)

The $1.0 million increase in goodwill from December 31, 2008 to March 31, 2009 primarily results from a reduction in the value of acquired inventories for Rocky Mtn. Supply, Inc., which was acquired during 2008.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31
	2009	2008 (Restated)
Basic:
Weighted average shares outstanding	13,078,661	12,856,596
Net income	$ 3,172,000	$ 5,439,000
Convertible preferred stock dividend	(15,000)	(23,000)
Net income attributable to common shareholders	$ 3,157,000	$ 5,416,000
Per share amount	$ 0.24	$ 0.42

Diluted:
Weighted average shares outstanding	13,078,661	12,856,596
Net effect of dilutive stock options – based on the treasury stock method	33,764	140,123
Assumed conversion of convertible preferred stock	840,000	840,000
Total	13,952,425	13,836,719
Net income attributable to common shareholders	$ 3,157,000	$ 5,416,000
Convertible preferred stock dividend	15,000	23,000
Net income for diluted earnings per share	$ 3,172,000	$ 5,439,000
Per share amount	$ 0.23	$ 0.39

NOTE 8: SEGMENT REPORTING

The MRO Segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including engineering expertise and logistics capabilities, to industrial customers.  The Company provides a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety supply and electrical products categories.  The Electrical Contractor segment sells to electrical contractors a broad range of electrical products, such as wire conduit, wiring devices, electrical fittings and boxes, signaling devices, heaters, tools, switch gear, lighting, lamps, tape, lugs, wire nuts, batteries, fans and fuses.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information.  Sales are shown net of intersegment eliminations.   All business segments operate primarily in the United States.

Financial information relating the Company’s segments is as follows:

	Three Months ended March 31,
	MRO	Electrical Contractor	Total

2008
Sales	$ 167,596	$ 903	$ 168,499
Operating income	10,427	141	10,568
Income before taxes	9,087	111	9,198
2009
Sales	$ 156,919	$ 685	$ 157,604
Operating income	6,629	63	6,692
Income before taxes	5,222	31	5,253

NOTE 9:  ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.  Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition.  The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when the Company obtains additional information concerning certain asset and liability valuations, provided that such information is received no later than one year after the date of acquisition.

On February 1, 2008, DXP completed the acquisition of the business of Rocky Mtn. Supply, Inc. DXP acquired this business to expand DXP’s geographic presence in Colorado.  DXP paid approximately $4.6 million, net of acquired cash, for this business.  The purchase price consisted of approximately $3.9 million paid in cash and $0.7 million in seller notes.  The seller notes bear interest at prime minus 1.75%.  The cash portion was funded by utilizing available capacity under DXP’s credit facility.

On August 28, 2008, DXP completed the acquisition of PFI, LLC.  DXP acquired this business to strengthen DXP’s expertise in the distribution of fasteners.  DXP paid $66.4 million in cash for this business.  The cash was funded by utilizing a new credit facility.

On December 1, 2008, DXP completed the acquisition of the business of Falcon Pump.  DXP acquired this business to strengthen DXP’s pump offering in the Rocky Mountain area.  DXP paid $3.1 million in cash, $0.8 million in seller notes and up to $1.0 million in future payments contingent upon future earnings of the acquired business. The seller notes bear interest at ninety-day LIBOR plus 0.75%. The cash portion was funded using DXP’s credit facility.

The allocation of purchase price for all acquisitions completed since March 31, 2008 are preliminary in the December 31, 2008 and March 31, 2009 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired (primarily inventories) and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since March 31, 2008 in connection with the acquisitions described above (in thousands).

Accounts Receivable	$ 9,210
Inventory	24,422
Property and equipment	2,625
Goodwill and intangibles	44,657
Other assets	274
Assets acquired	81,188
Current liabilities assumed	(5,165)
Non-current liabilities assumed	(5,759)
Net assets acquired	$ 70,264

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2008, assuming the acquisitions completed in 2008 were consummated as of January 1, 2008 follows: (in thousands, except for per share data).

Three Months Ended March 31, 2008

Net sales	$ 190,259
Net income	6,373
Per share data
Basic earnings	$0.49
Diluted earnings	$0.46

NOTE 10:  FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 affects the fair value measurement of an interest rate swap, to which the Company is a party, which must be classified in one of the following categories:

Level 1 Inputs

These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

These inputs are other than quoted prices that are observable for an asset or liability. This includes: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs

These are unobservable inputs for the asset or liability which require the Company’s own assumptions.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table summarizes the valuation of our financial instruments by SFAS 157 input levels as of March 31, 2009 (in thousands):

Fair Value Measurement
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities – Other accrued liabilities	$ -	$ -	$ 1,023	$ 1,023
Non-current liabilities	-	-	-	-
Total	$ -	$ -	$ 1,023	$ 1,023

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at 3.68% plus the margin (1.50% at March 31, 2009) in effect under the Facility.  This swap is designated as a fair value hedging instrument.  See Note 11 “Comprehensive Income” for gain and (loss) on the interest rate swap.

NOTE 11:  COMPREHENSIVE INCOME

Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in interest rates in connection with an interest rate swap, which is recorded as follows (in thousands):

	Three Months Ended March 31
	2009	2008
Net income	$3,172	$5,439
Gain (loss) from interest rate swap, net of income taxes	107	(600)
Comprehensive income	$3,279	$4,839

At December 31, 2008 and March 31, 2009 the accumulated derivative loss, net of income taxes, was $721,000 and $614,000,  respectively.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of Current Economic Conditions

As with most businesses, our results of operations have been adversely impacted by current economic conditions.  If economic conditions do not improve, we expect our results of operations will continue to be adversely impacted.  We will continue to look for opportunities to reduce expenses and reduce debt.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2009	%	2008 (Restated)%
	(in thousands, except percentages and per share amounts)

Sales	$ 157,604	100.0	$ 168,499	100.0
Cost of sales	111,530	70.8	122,553	72.7
Gross profit	46,074	29.2	45,946	27.3
Selling, general and administrative expense	39,382	25.0	35,378	21.0
Operating income	6,692	4.2	10,568	6.3
Interest expense	(1,453)	(0.9)	(1,383)	(0.8)
Other income	14	-	13	-
Income before income taxes	5,253	3.3	9,198	5.5
Provision for income taxes	2,081	1.3	3,759	2.2
Net income	$ 3,172	2.0	$ 5,439	3.3
Per share amounts
Basic earnings per share	$ 0.24		$ 0.42
Diluted earnings per share	$ 0.23		$ 0.39

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

SALES.  Revenues for the quarter ended March 31, 2009 decreased $10.9 million, or 6.5%, to approximately $157.6 million from $168.5 million for the same period in 2008. Sales for the MRO Segment decreased $10.7 million, or 6.4%. Sales by businesses acquired in 2008, on a same store sales basis, accounted for $14.2 million of 2009 sales.  Excluding these sales by the acquired businesses, sales for the MRO segment decreased 14.9%.  This sales decrease is primarily due to a broad-based decrease in sales of pumps, bearings, safety products and mill supplies. Sales for the Electrical Contractor segment decreased by $0.2 million, or 24.1%, for the current quarter when compared to the same period in 2008 resulting from the decline in the economy.  The sales decrease resulted from decreased sales of commodity and specialty type electrical products.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.9% for the first quarter of 2009, when compared to the same period in 2008.  Gross profit as a percentage of sales for the MRO segment increased to 29.2% for the three months ended March 31, 2009, from 27.2% in the comparable period of 2008.  This increase is primarily the result of increased gross profit as a percentage of sales on sales of fabricated pump packages, supply chain services and MRO products and services in 2009 as compared to 2008 combined with the effect of the three businesses acquired during 2008 having a higher gross profit percentage than the remainder of DXP.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 35.3% for the three months ended March 31, 2009 from 36.7% in the comparable period of 2008. This decrease resulted from sales of higher margin specialty-type electrical products decreasing more than sales of commodity products decreased.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended March 31, 2009 increased by approximately $4.0 million when compared to the same period in 2008. The increase consists of selling, general and administrative expenses of businesses acquired in 2008. Selling, general and administrative expense associated with the three businesses acquired in 2008, on a same store basis, accounted for $4.4 million of the 2009 expense.  As a percentage of revenue, the 2009 expense increased by approximately 4.0%, to 25.0%, from 21.0% for the quarter ended March 31, 2008.  This increase is primarily the result of sales decreasing more than selling, general and administrative expenses decreased on a same store sales basis.

OPERATING INCOME.  Operating income for the first three months of 2009 decreased 36.7% compared to the same period in 2008.  Operating income for the MRO segment decreased 36.4% as a result of increased selling, general and administrative expense for businesses acquired in 2008, partially offset by a minimal increase in gross profit.  Operating income for the Electrical Contractor segment decreased 55.3% primarily as a result of decreased gross profit due to decreased sales.

INTEREST EXPENSE.  Interest expense for the quarter ended March 31, 2009 increased by 5.1% from the same period in 2008.   This increase resulted from increased debt used to fund acquisitions completed in 2008, which was partially offset by decreased market interest rates on floating rate debt.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $21.8 million of cash in operating activities during the first three months of 2009 as compared to generating $2.0 million during the first three months of 2008. This change between the two periods was primarily attributable to a $19.1 million reduction in accounts receivable in the 2009 period compared to a $4.1 million increase in accounts receivable in the 2008 period.

During the first three months of 2009, the amount available to be borrowed under our credit agreement with our bank lender (the “Facility”) increased from $37.0 million at December 31, 2008 to $45.7 million at March 31, 2009.  This increase in availability primarily resulted from the $15.0 million reduction in the amount outstanding under the line of credit portion of the Facility.

On August 28, 2008, DXP entered into the Facility with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. This Facility replaces the Company’s prior credit facility, which consisted of a $130 million revolving credit facility.  The Facility expires on August 11, 2013 and contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at 3.68% plus the margin (1.50% at March 31, 2009) in effect under the Facility.

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

The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 1.00% to 2.00% or prime plus a margin of 0.0% to 0.50%.  On March 31, 2009, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus 1.50%.  On March 31, 2009 the prime based rate on the revolving credit portion of the Facility was prime plus 0.0%.  Commitment fees of 0.15% to 0.30% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  At March 31, 2009, the commitment fee was 0.25%.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.00% to 2.50% or prime plus a margin of 0.50% to 1.00%.  At March 31, 2009, the LIBOR based rate for the term loan was LIBOR plus 2.25%.  At March 31, 2009, the prime based rate for the term loan was prime plus 0.75%.  At March 31, 2009, $140.0 million was borrowed under the Facility at a weighted average interest rate of approximately 3.2% under the LIBOR options, including the effect of the interest rate swap, and nothing was borrowed under the prime options under the Facility.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At March 31, 2009, we were in compliance with all covenants.  At March 31, 2009, we had $45.7 million available for borrowing under the most restrictive covenant of the Facility.

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

The Leverage Ratio, which declines to 3.0 to 1.0 at December 31, 2009, is the most restrictive covenant at March 31, 2009 and was approximately 2.43 to 1.0 at March 31, 2009.  EBITDA for the 12 months ended March 31, 2009 was approximately $11.6 million, or 23%, greater than the amount required to meet a 3.0 to 1.0 Leverage Ratio.

Borrowings

	March 31, 2009	December 31, 2008	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 14,047	$ 13,965	$ 82
Long-term debt, less current portion	134,253	154,591	(20,338)
Total long-term debt	$ 148,300	$ 168,556	$ (20,256)(2)
Amount available	$ 45,699(1)	$ 36,951(1)	$ 8,748 (3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from operations, including reduced inventory and receivables, were used to reduce debt.
(3) The $8.7 million increase in the amount available is primarily a result of the $15.0 million reduction in the amount outstanding under the line of credit portion of the Facility.

Performance Metrics
	March 31,		Increase
	2009	2008	(Decrease)
	(in Days)
Days of sales outstanding	48.9	47.2	1.7
Inventory turns	4.0	5.6	(1.6)

Accounts receivable days of sales outstanding were 48.9 days at March 31, 2009 compared to 47.2 days at March 31, 2008.  The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.  Annualized inventory turns were 4.0 at March 31, 2009 and 5.6 at March 31, 2008.  The decline in inventory turns primarily resulted from the inclusion of businesses acquired in 2008, which have lower inventory turns compared to the rest of DXP combined with the effect of first quarter 2009 sales declining more than inventory declined.

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

On February 1, 2008, DXP completed the acquisition of the business of Rocky Mtn Supply, Inc. DXP acquired this business to expand DXP’s geographic presence in Colorado.  DXP paid approximately $4.6 million, net of acquired cash, for this business.  The purchase price consisted of approximately $3.9 million paid in cash and $0.7 million in seller notes.  The cash portion was funded by utilizing available capacity under DXP’s credit facility.

On August 28, 2008, DXP completed the acquisition of PFI, LLC.  DXP acquired this business to strengthen DXP’s expertise in the distribution of fasteners.  DXP paid $66.4 million in cash for this business.  The purchase price was funded using the Facility.

On December 1, 2008, DXP completed the acquisition of the business of Falcon Pump.  DXP acquired this business to strengthen DXP’s pump offering in the Rocky Mountain area.  DXP paid $3.1 million in cash, $0.8 million in seller notes and up to $1.0 million in future payments contingent upon future earnings of the acquired business. The cash portion was funded using the Facility.

The allocation of purchase price for all acquisitions completed since March 31, 2008 are preliminary in the March 31, 2009 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired (primarily inventories) and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since March 31, 2007 in connection with the acquisitions described above (in thousands).

Accounts Receivable	$ 9,210
Inventory	24,422
Property and equipment	2,625
Goodwill and intangibles	44,657
Other assets	274
Assets acquired	81,188
Current liabilities assumed	(5,165)
Non-current liabilities assumed	(5,759)
Net assets acquired	$ 70,264

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2008, assuming the purchases completed in 2008 were consummated as of January 1, 2008:

Net sales	$ 190,259
Net income	6,373
Per share data
Basic earnings	$0.49
Diluted	$0.46

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

Inventory

Inventory consists principally of finished goods and is priced at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method.  Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.  Actual obsolescence could be materially different from the reserve if economic conditions or market trends change significantly.

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

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at March 31, 2009, a 100 basis point change in interest rates would result in approximately a $1,451,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004, as revised on September 24, 2007, our management determined that it would exclude PFI, LLC and the business of Falcon Pump from the scope of its assessment of internal control over financial reporting as of March 31, 2009.  The reason for this exclusion is that we acquired all of the stock of PFI, LLC, and the business of Falcon Pump during 2008 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the dates the acquisitions were completed and the date of management’s assessment.  The Company has excluded PFI, LLC and Falcon Pump from its assessment of internal control over financial reporting as of March 31, 2009.  The total assets and revenues of PFI, LLC and Falcon Pump represent approximately 23.7% and 8.5%, respectively, of the related consolidated financial statement amounts as of and for the three months ended March 31, 2009.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the asbestos related litigation or the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Dated:  May 8, 2009