Form 10-Q
period 2009-06-30
DXP ENTERPRISES INC
filed 2009-08-10
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                           Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of registrant’s Common Stock outstanding as of August 10, 2009:  12,880,852.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash	$ 2,470	$ 5,698
Trade accounts receivable, net of allowances for doubtful accounts
of $3,710 in 2009 and $3,494 in 2008	77,851	101,191
Inventories, net	102,876	119,097
Prepaid expenses and other current assets	3,763	2,851
Deferred income taxes	5,903	3,863
Total current assets	192,863	232,700
Property and equipment, net	19,422	20,331
Goodwill	100,001	98,718
Other intangibles, net of accumulated amortization of $13,218 in 2009 and $9,605 in 2008	41,614	45,227
Other assets	707	880
Total assets	$ 354,607	$ 397,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 13,817	$ 13,965
Trade accounts payable	42,038	57,539
Accrued wages and benefits	8,761	12,869
Customer advances	2,119	2,719
Federal income taxes payable	5,198	7,894
Other accrued liabilities	4,223	8,660
Total current liabilities	76,156	103,646
Long-term debt, less current portion	131,150	154,591
Deferred income taxes	11,004	9,419
Other liabilities	12	12
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2009); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2009); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,869,746 in 2009 and 12,863,304 in 2008 shares outstanding	128	128
Paid-in capital	56,744	56,206
Retained earnings	79,858	74,559
Accumulated other comprehensive income (loss)	(461)	(721)
Total shareholders’ equity	136,285	130,188
Total liabilities and shareholders’ equity	$ 354,607	$ 397,856
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Sales	$ 144,374	$ 187,802	$ 301,978	$ 356,301
Cost of sales	102,990	135,926	214,520	258,479
Gross profit	41,384	51,876	87,458	97,822
Selling, general and administrative expense	36,263	40,391	75,645	75,769
Operating income	5,121	11,485	11,813	22,053
Other income	48	27	62	40
Interest expense	(1,335)	(1,176)	(2,788)	(2,559)
Income before income taxes	3,834	10,336	9,087	19,534
Provision for income taxes	1,668	3,963	3,749	7,722
Net income	2,166	6,373	5,338	11,812
Preferred stock dividend	(23)	(22)	(38)	(45)
Net income attributable to common shareholders	$ 2,143	$ 6,351	$ 5,300	$ 11,767

Basic income per share	$ 0.16	$ 0.49	$ 0.40	$ 0.92
Weighted average common shares outstanding	13,103	12,857	13,091	12,857
Diluted income per share	$ 0.15	$ 0.46	$ 0.38	$ 0.85
Weighted average common and common equivalent shares outstanding	13,977	13,837	13,965	13,837
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30
	2009	2008
OPERATING ACTIVITIES:
Net income	$ 5,338	$ 11,812
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions
Depreciation	2,187	2,036
Amortization of intangibles	3,613	2,460
Compensation expense from restricted stock	740	454
Tax benefit related to vesting of restricted stock	23	-
Deferred income taxes	(496)	(113)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	23,340	(15,532)
Inventories	16,220	(312)
Prepaid expenses and other current assets	(1,708)	(1,896)
Accounts payable and accrued liabilities	(27,217)	6,500
Net cash provided by operating activities	22,040	5,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,278)	(3,202)
Purchase of businesses, net of cash acquired	(338)	(3,822)
Net cash used in investing activities	(1,616)	(7,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	59,369	25,223
Principal payments on revolving line of credit and other long-term debt	(82,960)	(21,581)
Dividends paid in cash	(38)	(45)
Tax benefit related to vesting of restricted stock	(23)	-
Net cash (used in) provided by financing activities	(23,652)	3,597
INCREASE (DECREASE) IN CASH	(3,228)	1,982
CASH AT BEGINNING OF PERIOD	5,698	3,978
CASH AT END OF PERIOD	$ 2,470	$ 5,960

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,166	$6,373	$5,338	$11,812
Gain (loss) from interest rate swap, net of income taxes	153	390	260	(210)
Comprehensive income	$2,319	$6,763	$5,598	$11,602
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. DXP Enterprises, Inc. (together with its subsidiaries, the “Company” or “DXP”) believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

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

NOTE 2: THE COMPANY

DXP, a Texas corporation, was incorporated on July 26, 1996 to be the successor to SEPCO Industries, Inc. (“SEPCO”). The Company is organized into two segments: Maintenance, Repair and Operating (“MRO”) and Electrical Contractor.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for,  and their effect on an entity’s financial position,  financial performance, and cash flows.  SFAS No.  161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ended March 31, 2009.  As this pronouncement is only disclosure-related, it does not and will not have an impact on the financial position and results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  It is effective for financial statements issued for fiscal years beginning December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date.

Early adoption is not permitted.  FSP FAS 142-3 also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions completed by the Company on or after January 1, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company in the first quarter of 2009. The Company has granted awards of restricted stock that contain non-forfeitable rights to dividends which are considered participating securities under FSP EITF 03-6-1.  Because these awards are participating securities under FSP EITF 03-6-1, the Company is required to include these instruments in the calculation of earnings per share using the two-class method.  The adoption of FSP EITF 03-6-1 reduced basic and diluted earnings per share for the three months and six months ended June 30, 2008 by $0.01, $0.01, $0.01 and $0.01, respectively. Basic earnings per share, diluted earnings per share, weighted average common shares outstanding and weighted average common and common equivalent shares outstanding for 2008 have been restated.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued on August 10, 2009.

NOTE 4: STOCK-BASED COMPENSATION

Stock Options as of the Six Month Period Ended June 30, 2009

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of June 30, 2009, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2009:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	58,000	$ 2.33	4.5	$ 712,000
Granted	-
Exercised	-
Options outstanding and exercisable at June 30, 2009	58,000	$ 2.33	4.0	$ 530,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six month period ended June 30, 2009, was zero.  Cash received from stock options exercised during the six month period ended June 30, 2009 was zero.

Stock options outstanding and currently exercisable at June 30, 2009 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25	18,000	0.8	$1.25
$2.26 - $3.36	40,000	5.4	$2.81
	58,000	4.0	$2.33

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of June 30, 2009 vest 33% each year for three years after the grant date, 25% each year for four years after the grant date, 20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan, each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is generally recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2009:

Number of shares authorized for grants	600,000
Number of shares granted	345,038
Number of shares forfeited	20,923
Number of shares available for future grants	275,885
Weighted-average grant price of granted shares	$ 15.89

Changes in restricted stock for the six months ended June 30, 2009 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2008	215,250	$ 15.91
Granted	39,016	$ 16.87
Forfeited	(20,923)	$ 12.76
Vested	(6,442)	$ 10.31
Unvested at June 30, 2009	226,901	$ 16.52

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2009 and 2008 was $740,000 and $454,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,922,000 and $3,092,000 at June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 30 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows (in thousands):

	June 30, 2009	December 31, 2008

Finished goods	$ 101,959	$ 117,582
Work in process	917	1,515
Inventories	$ 102,876	$ 119,097

Note 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2009 are as follows (in thousands):
	Total	Goodwill	Other Intangibles
Balance as of December 31, 2008	$ 143,945	$ 98,718	$ 45,227
Acquired during the year	-	-	-
Adjustments to prior year estimates	1,283	1,283	-
Amortization	(3,613)	-	(3,613)
Balance as of June 30, 2009	$ 141,615	$ 100,001	$ 41,614

A summary of amortizable intangible assets follows (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (644)	$ 2,496	$ (582)
Customer relationships	50,416	(11,545)	50,416	(8,289)
Non-compete agreements	1,920	(1,029)	1,920	(734)
Total	$ 54,832	$ (13,218)	$ 54,832	$ (9,605)

The $1.3 million increase in goodwill from December 31, 2008 to June 30, 2009 primarily results from a reduction in the value of acquired inventories for Rocky Mtn. Supply, Inc., which was acquired during 2008.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008 (Restated)	2009	2008 (Restated)
Basic:
Weighted average shares outstanding	13,103,396	12,856,596	13,091,041	12,856,596
Net income	$ 2,166,000	$ 6,373,000	$ 5,338,000	$ 11,812,000
Convertible preferred stock dividend	(23,000)	(22,000)	(38,000)	(45,000)
Net income attributable to common shareholders	$ 2,143,000	$ 6,351,000	$ 5,300,000	$ 11,767,000
Per share amount	$ 0.16	$ 0.49	$ 0.40	$ 0.92

Diluted:
Weighted average shares outstanding	13,103,396	12,856,596	13,091,041	12,856,596
Net effect of dilutive stock options – based on the treasury stock method	34,018	140,551	33,891	140,337
Assumed conversion of convertible preferred stock	840,000	840,000	840,000	840,000
Total	13,977,414	13,837,147	13,964,932	13,836,933
Net income attributable to common shareholders	$ 2,143,000	$ 6,351,000	$ 5,300,000	$ 11,767,000
Convertible preferred stock dividend	23,000	22,000	38,000	45,000
Net income for diluted earnings per share	$ 2,166,000	$ 6,373,000	$ 5,338,000	$ 11,812,000
Per share amount	$ 0.15	$ 0.46	$ 0.38	$ 0.85

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

Financial information relating the Company’s segments is as follows:

	Three Months ended June 30,			Six Months ended June 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2008
Sales	$ 186,823	$ 979	$ 187,802	$ 354,419	$ 1,882	$ 356,301
Operating income	11,315	170	11,485	21,742	311	22,053
Income before taxes	10,199	137	10,336	19,286	248	19,534
2009
Sales	$ 143,666	$ 708	$ 144,374	$ 300,585	$ 1,393	$ 301,978
Operating income	5,049	72	5,121	11,678	135	11,813
Income before taxes	3,791	43	3,834	9,013	74	9,087

NOTE 9:	ACQUISITIONS

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

On February 1, 2008, DXP completed the acquisition of the business of Rocky Mtn. Supply, Inc. DXP acquired this business to expand DXP’s geographic presence in Colorado.  DXP paid approximately $4.6 million, net of acquired cash, for this business.  The purchase price consisted of approximately $3.9 million in cash and $0.7 million in seller notes.  The seller notes bear interest at the rate of prime minus 1.75%.  The cash portion was funded by utilizing available capacity under DXP’s credit facility.

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

The allocation of purchase price for all acquisitions completed since June 30, 2008 is preliminary in the June 30, 2009 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since June 30, 2008 in connection with the acquisitions described above (in thousands):

Accounts Receivable	$ 9,210
Inventory	24,422
Property and equipment	2,625
Goodwill and intangibles	44,657
Other assets	274
Assets acquired	81,188
Current liabilities assumed	(5,165)
Non-current liabilities assumed	(5,759)
Net assets acquired	$ 70,264

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2008, assuming the acquisitions completed in 2008 were consummated as of January 1, 2008 follows (in thousands, except for per share data):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Net sales	$ 208,657	$ 398,915
Net income	6,993	13,366
Per share data
Basic earnings	$0.54	$1.04
Diluted earnings	$0.51	$0.97

NOTE 10:  FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2009, the Company adopted the FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.  Effective June 30, 2009, the required disclosures have been provided within this Note.

We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 affects the fair value measurement of an interest rate swap, to which the Company is a party, which must be classified in one of the following categories:

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

The following table summarizes the valuation of our financial instruments (an interest rate swap) by SFAS 157 input levels as of June 30, 2009 (in thousands):

Fair Value Measurement
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities - other accrued liabilities	$ -	$ -	$ 768	$ 768
Non-current liabilities	-	-	-	-
Total	$ -	$ -	$ 768	$ 768

The following presents the changes in Level 3 liabilities for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Interest Rate Swap
	2009	2008
Three Months Ended June 30
Fair value at April 1	$ 1,023	$ 1,000
Realized and unrealized (gains) losses included in other comprehensive income	(255)	(650)
Fair value at June 30	$ 768	$ 350

Six Months Ended June 30
Fair value at January 1	$ 1,202	$ -
Realized and unrealized (gains) losses included in other comprehensive income	(434)	350
Fair value at June 30	$ 768	$ 350

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at one-month LIBOR of 3.68% plus the margin (1.50% at June 30, 2009) in effect under the Facility.  This swap is designated as a fair value hedging instrument.  Changes in the fair value of the swap are included in other comprehensive income.  See Note 11 “Other Comprehensive Income” for gain and (loss), net of income taxes, on the interest rate swap.

NOTE 11: OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has other comprehensive income related to changes in interest rates in connection with an interest rate swap, which is recorded as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income	$2,166	$6,373	$5,338	$11,812
Gain (loss) from interest rate swap, net of income taxes	153	390	260	(210)
Other comprehensive income	$2,319	$6,763	$5,598	$11,602

At December 31, 2008 and June 30, 2009, the accumulated derivative loss, net of income taxes, was $721,000 and $461,000, respectively.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
	(in thousands, except percentages and per share amounts)
Sales	$144,374	100.0	$187,802	100.0	$301,978	100.0	$356,301	100.0
Cost of sales	102,990	71.3	135,926	72.4	214,520	71.0	258,479	72.5
Gross profit	41,384	28.7	51,876	27.6	87,458	29.0	97,822	27.5
Selling, general and administrative expense	36,263	25.1	40,391	21.5	75,645	25.1	75,769	21.3
Operating income	5,121	3.6	11,485	6.1	11,813	3.9	22,053	6.2
Interest expense	(1,335)	(0.9)	(1,176)	(0.6)	(2,788)	(0.9)	(2,559)	(0.7)
Other income	48	-	27	-	62	-	40	-
Income before income taxes	3,834	2.7	10,336	5.5	9,087	3.0	19,534	5.5
Provision for income taxes	1,668	1.2	3,963	2.1	3,749	1.2	7,722	2.2
Net income	$ 2,166	1.5	$ 6,3733	3.4	$ 5,338	1.8	11,812	3.3
Per share amounts
Basic earnings per share	$0.16		$0.49		$0.41		$0.92
Diluted earnings per share	$0.16		$0.46		$0.38		$0.85

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

SALES.  Revenues for the three months ended June 30, 2009 decreased $43.4 million, or 23.1% to $144.4 million from $187.8 million for the same period in 2008. Sales for the MRO Segment decreased $43.2 million, or 23.1%, to approximately $143.7 million from $186.8 million for the same period in 2008. Sales by businesses acquired in 2008, on a same store sales basis, accounted for $12.0 million of 2009 sales for the three month period ended June 30, 2009.  Excluding these sales by the acquired businesses, sales for the MRO segment decreased 29.5%.  This sales decrease is primarily due to a broad-based decrease in sales of pumps, bearings, safety products and mill supplies resulting from economic crisis in the United States.  Sales for the Electrical Contractor segment for the three months ended June 30, 2009 decreased by $0.3 million, or 27.7%, to $0.7 million from $1.0 million for the same period in 2008 resulting from the decline in the economy.  Sales of commodity and specialty type electrical products decreased.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.1% for the three months ended June 30, 2009, to $28.7% from 27.6% for the same period in 2008.  Gross profit as a percentage of sales for the MRO segment increased to 28.6% for the three months ended June 30, 2009, from 27.6% for the same period in 2008.  This increase is primarily the result of increased gross profit as a percentage of sales on sales of supply chain services and MRO products and services in 2009 as compared to 2008 combined with the effect of the two businesses acquired after March 31, 2008 having a higher gross profit percentage than the remainder of DXP.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 33.8% for the three months ended June 30, 2009, from 36.3% for the same period in 2008. This decrease resulted from sales of higher margin specialty-type electrical products decreasing more than sales of commodity products decreased.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the three months ended June 30, 2009 decreased by approximately $4.1 million, to $36.3 million from $40.4 million for the same period in 2008. Selling, general and administrative expense associated with the two businesses acquired after March 31, 2008, on a same store basis, accounted for $3.8 million of the 2009 expense.   On a same stores basis, selling,  general and administrative expense decreased approximately $7.9 million.    This decrease primarily

resulted from reduced salaries, incentive compensation, employee benefits, travel expenses and transportation expense compared to the same period in 2008.  As a percentage of revenue, the 2009 expense increased by approximately 3.6%, to 25.1%, from 21.5% for the three months ended June 30, 2008.  This increase is primarily the result of sales decreasing more than selling, general and administrative expenses decreased on a same store basis.

OPERATING INCOME.  Operating income for the three months ended June 30, 2009 decreased 55.4% to $5.1 million from $11.5 million for the same period in 2008.  Operating income for the MRO segment decreased 55.4%, to $5.0 million for the three months ended June 30, 2009, from $11.3 million for the same period in 2008 as a result of a $10.4 million decrease in gross profit, partially offset by a $4.1 million decrease in selling, general and administrative expense.  Operating income for the Electrical Contractor segment for the three months ended June 30, 2009 decreased 57.7%, to $0.1 million from $0.2 million for the same period in 2008 primarily as a result of decreased gross profit due to decreased sales.

INTEREST EXPENSE.  Interest expense for the three months ended June 30, 2009 increased by 13.5% to $1.3 million from $1.2 million for the same period in 2008.   This increase resulted from increased debt used to fund acquisitions completed in 2008, which was partially offset by decreased market interest rates on floating rate debt.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

SALES.  Revenues for the six months ended June 30, 2009 decreased $54.3 million, or 15.2%, to approximately $302.0 million from $356.3 million for the same period in 2008. Sales for the MRO Segment decreased $53.8 million, or 15.2%, to $300.6 million for the six months ended June 30, 2009, from $354.4 million for the same period in 2008. Sales by businesses acquired in 2008, on a same store sales basis, accounted for $26.2 million of 2009 sales.  Excluding these sales by the acquired businesses, sales for the MRO segment decreased 22.6%.  This sales decrease is primarily due to a broad-based decrease in sales of pumps, bearings, safety products and mill supplies in connection with a broad-based decline in the U. S. economy. Sales for the Electrical Contractor segment decreased by $0.5 million, or 26.0%,to $1.4 million for the six months ended June 30, 2009 from $1.9 million for the same period in 2008, resulting from the decline in the economy.  Sales of commodity and specialty type electrical products declined.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.5% for the six months ended June 30, 2009, to $29.0% from 27.5% for the same period in 2008.  Gross profit as a percentage of sales for the MRO segment increased to 28.9% for the six months ended June 30, 2009, from 27.4% for the same period in 2008.  This increase is primarily the result of increased gross profit as a percentage of sales on sales of supply chain services and MRO products and services in 2009 as compared to 2008 combined with the effect of the three businesses acquired during 2008 having a higher gross profit percentage than the remainder of DXP.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 34.5% for the six months ended June 30, 2009, from 36.5% for the same period in 2008. This decrease resulted from sales of higher margin specialty-type electrical products decreasing more than sales of commodity products decreased.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the six months ended June 30, 2009 decreased by approximately $0.1 million to $75.6 million from $75.8 million for the same period in 2008. Selling, general and administrative expense associated with the three businesses acquired in 2008, on a same store basis, accounted for $8.2 million of the 2009 expense.  On a same store basis, selling, general and administrative expense decreased approximately $8.3 million.  This decrease primarily resulted from reduced salaries, incentive compensation, employee benefits and travel expenses compared to the same period in 2008.  As a percentage of revenue, the 2009 expense increased by approximately 3.8%, to 25.1% for the six months ended June 30, 2009 from 21.3% for the same period in 2008.  This increase is primarily the result of sales decreasing more than selling, general and administrative expenses decreased on a same store sales basis.

OPERATING INCOME.  Operating income for the six months ended June 30, 2009 decreased 46.4%, to $11.8 million for the six months ended June 30, 2009, from $22.1 million for the same period in 2008.  Operating income for the MRO segment decreased 46.3%, to $$11.7 million for the six months ended June 30, 2009 from $21.7 million for the same period in 2008 as a result of a $10.2 million decrease in gross profit, partially offset by a $0.1 million decrease in selling,  general and administrative expense.    Operating income for the Electrical Contractor

segment decreased 56.6%, to $0.1 million for the six months ended June 30, 2009, from $0.3 million for the same period in 2008, primarily as a result of decreased gross profit due to decreased sales.

INTEREST EXPENSE.  Interest expense for the six months ended June 30, 2009 increased by 8.9%, to $2.8 million for the six months ended June 30, 2009, from $2.6 million for the same period in 2008.   This increase resulted from increased debt used to fund acquisitions completed in 2008, which was partially offset by decreased market interest rates on floating rate debt.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $22.0 million of cash in operating activities during the first six months of 2009 as compared to generating $5.4 million during the first six months of 2008. This change between the two periods was primarily attributable to a $23.3 million reduction in accounts receivable in the 2009 period compared to a $15.5 million increase in accounts receivable in the 2008 period.

On August 28, 2008, DXP entered into a Credit Agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility”).  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. This Facility replaced the Company’s prior credit facility, which consisted of a $130 million revolving credit facility.  The Facility expires on August 11, 2013 and contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.

During the six months ended June 30, 2009, the amount available to be borrowed under the Facility decreased from $37.0 million at December 31, 2008 to $36.2 million at June 30, 2009.  This decrease in availability primarily resulted from the reduction in accounts receivable and inventory, which reduces the amount which can be borrowed under the Facility.

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate one month LIBOR borrowings under the Facility at 3.68% plus the margin (1.50% at June 30, 2009) in effect under the Facility.

The Company’s borrowings under the revolving credit portion of the Facility and letters of credit outstanding under the Facility at each month-end must equal an amount less than an amount calculated by an asset test measured as of such month-end. The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory, and 50% of non-real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowings under the revolving credit portion of the facility and letters of credit outstanding, subject to the asset test described above.

The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 1.00% to 2.00% or prime rate plus a margin of 0.0% to 0.50%.  On June 30, 2009, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus 1.50%.  On June 30, 2009, the prime based rate on the revolving credit portion of the Facility was prime rate plus 0.0%.  Commitment fees of 0.15% to 0.30% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.   At June 30, 2009, the commitment fee was 0.25%.   The term loan provides the option of interest at LIBOR plus a margin ranging from 2.00% to 2.50% or prime rate plus a margin of

0.50% to 1.00%.  At June 30, 2009, the LIBORbased rate for the term loan was LIBOR plus 2.25%.  At June 30, 2009, the prime based rate for the term loan was prime rate plus 0.75%.  At June 30, 2009, $130.5 million was borrowed under the Facility at a weighted average interest rate of approximately 3.1% under the LIBOR options, including the effect of the interest rate swap, and $7.2 million was borrowed under the prime rate options under the Facility.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non-real estate property and equipment.  At June 30, 2009, we were in compliance with all covenants.  At June 30, 2009, $36.3 million was available for borrowing under the most restrictive covenant of the Facility.

The Facility’s principal financial covenants include the following:

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

EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period, the consolidated net income (excluding any extraordinary gains or losses) of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization, other non-cash items and non-recurring items, interest expense, and tax expense for taxes based on income and minus, to the extent added in calculating consolidated net income, any non-cash items and non-recurring items; provided that, if DXP acquires the equity interests or assets of any person during such period under circumstances permitted under the Facility, EBITDA shall be adjusted to give pro forma effect to such acquisition assuming that such transaction had occurred on the first day of such period and provided further that, if DXP divests the equity interests or assets of any person during such period under circumstances permitted under this Facility, EBITDA shall be adjusted to give pro forma effect to such divestiture assuming that such transaction had occurred on the first day of such period.  Add-backs allowed pursuant to Article 11, Regulation S-X, of the Securities Act of 1933 will also be included in the calculation of EBITDA.

The Leverage Ratio, which declines to 3.0 to 1.0 at December 31, 2009, is the most restrictive covenant at June 30, 2009 and was approximately 2.75 to 1.0 at June 30, 2009.  EBITDA for the 12 months ended June 30, 2009 was approximately $53.1 million, which was approximately $4.4 million, or 9%, greater than the amount required to meet a 3.0 to 1.0 Leverage Ratio.  The Fixed Charge Coverage Ratio, which increases to 1.5 to one at December 31, 2009, was approximately 2.0 to 1.0 at June 30, 2009, or approximately 33% greater than the minimum ratio required at December 31, 2009.

Borrowings

	June 30, 2009	December 31, 2008	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 13,817	$ 13,965	$ (148)
Long-term debt, less current portion	131,150	154,591	(23,441)
Total long-term debt	$ 144,967	$ 168,556	$ (23,589) (2)
Amount available	$ 36,239(1)	$ 36,951(1)	$ (712) (3)

Performance Metrics

	June 30, 2009		Increase
	2009	2008	(Decrease)
Days of sales outstanding (in days)	49.0	50.6	(1.6)
Inventory turns	4.2	5.9	(1.7)

Accounts receivable days of sales outstanding were 49.0 days at June 30, 2009 compared to 50.6 days at June 30, 2008.  The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.  Annualized inventory turns were 4.2 at June 30, 2009 and 5.9 at June 30, 2008.  The decline in inventory turns primarily resulted from the inclusion of businesses acquired in 2008, which have lower inventory turns compared to the rest of DXP combined with the effect of first half 2009 sales declining more than inventory declined.

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

The allocation of purchase price for all acquisitions completed since June 30, 2008 are preliminary in the June 30, 2009 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since June 30, 2008 in connection with the acquisitions described above (in thousands):

Accounts Receivable	$ 9,210
Inventory	24,422
Property and equipment	2,625
Goodwill and intangibles	44,657
Other assets	274
Assets acquired	81,188
Current liabilities assumed	(5,165)
Non-current liabilities assumed	(5,759)
Net assets acquired	$ 70,264

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2008, assuming the purchases completed in 2008 were consummated as of January 1, 2008 follows (in thousands, except for per share data):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net sales	$ 208,657	$ 398,915
Net income	6,993	13,366
Per share data
Basic earnings	$0.54	$1.04
Diluted	$0.51	$0.97

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

Self-insured Insurance and Medical Claims

We generally retain up to $100,000 of risk for each claim for workers compensation, general liability, automobile and property loss.  We accrue for the estimated loss on the self-insured portion of these claims.  The accrual is adjusted quarterly based upon reported claims information.  The actual cost could deviate from the recorded estimate.

We generally retain up to $100,000 of risk on each medical claim for our employees and dependents. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents.  The accrual is adjusted monthly based on recent claims experience.  The actual claims could deviate from recent claims experience and be materially different from the reserve.

The accrual for these claims at June 30, 2009 and December 31, 2008 was approximately $1.0 million and $1.3 million, respectively.

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

Cost of Sales and Selling, General and Administrative Expense

Cost of sales includes product and product related costs, inbound freight charges, internal transfer costs and depreciation.  Selling, general and administrative expense includes purchasing and receiving costs, inspection costs, warehousing costs, depreciation and amortization.  DXP’s gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales and others like DXP exclude a portion of these costs from gross margin, including the costs in a line item, such as selling, general and administrative expense.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at June 30, 2009, a 100 basis point change in interest rates would result in approximately a $1,024,000 change in annual interest expense.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) was evaluated by our management with the participation of our President and Chief Executive Officer, David R. Little (principal executive officer), and our Senior Vice President and Chief Financial Officer, Mac McConnell (principal financial officer).  Messrs. Little and McConnell have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004, as revised on September 24, 2007, our management determined that it would exclude PFI, LLC and the business of Falcon Pump from the scope of its assessment of internal control over financial reporting as of June 30, 2009.  The reason for this exclusion is that we acquired all of the stock of PFI, LLC, and the business of Falcon Pump during 2008 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the dates the acquisitions were completed and the date of management’s assessment.  The Company has excluded PFI, LLC and Falcon Pump from its assessment of internal control over financial reporting as of June 30, 2009.  The total assets and revenues of PFI, LLC and Falcon Pump represent approximately 24.1% and 8.4%, respectively, of the related consolidated financial statement amounts as of and for the six months ended June 30, 2009.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the asbestos related litigation or the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2009, at the Company’s annual meeting of shareholders, the individuals listed below were elected directors by the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting together as a class.

	Shares/Votes Voted For	Shares/Votes Withheld
David Little	11,720,858	155,726
Cletus Davis	11,741,779	134,805
Timothy P. Halter	11,711,103	165,481
Kenneth H. Miller	11,618,811	257,773
Charles R. Strader	11,284,361	592,223

ITEM 6. EXHIBITS

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Securities and Exchange Commission on August 20, 1998).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Securities and Exchange Commission on August 12, 1996).

10.1
Amendment No. Two to Employment Agreement dated effective as of January 1, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K (Reg. No. 000-21513) filed with the Securities and Exchange Commission on May 22, 2009.

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

DXP ENTERPRISES, INC.
(Registrant)

By: /s/MAC McCONNELL
           Mac McConnell
Senior Vice-President/Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Dated:  August 10, 2009