Form 10-K/A
period 2008-12-31
DXP ENTERPRISES INC
filed 2009-09-23
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities Exchange Commission on March 16, 2009.  The sole purpose of this amendment is to include the independent registered public accounting firm’s name on the “Independent Registered Public Accounting Firm’s Report on Financial Statement Schedule” which was inadvertently omitted in the original filing.  Additionally, in connection with the filing of this amendment and pursuant to SEC rules, the Company is including currently dated certifications.  This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2008.

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

Hein & Associates LLP
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