Form 10-Q/A
period 2009-03-31
DXP ENTERPRISES INC
filed 2009-09-23
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, as filed with the Securities Exchange Commission on May 8, 2009.  The sole purpose of this amendment is to change the dates in Exhibit 32.1 which were incorrectly stated in the original filing.  This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Quarterly Report on Form 10-Q for the period ended March 31, 2009.