Form 10-Q
period 2009-11-09
DXP ENTERPRISES INC
filed 2009-11-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040
(Address of principal executive offices)	Zip code

713-996-4700
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of November 9, 2009:  12,935,201.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash	$ 2,163	$ 5,698
Trade accounts receivable, net of allowances for doubtful accounts
of $3,811 in 2009 and $3,494 in 2008	78,336	101,191
Inventories, net	91,088	119,097
Prepaid expenses and other current assets	4,096	2,851
Deferred income taxes	6,234	3,863
Total current assets	181,917	232,700
Property and equipment, net	17,750	20,331
Goodwill	100,993	98,718
Other intangibles, net of accumulated amortization of $15,025 in 2009 and $9,605 in 2008	39,807	45,227
Other assets	801	880
Total assets	$ 341,268	$ 397,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 13,545	$ 13,965
Trade accounts payable	42,119	57,539
Accrued wages and benefits	8,190	12,869
Customer advances	486	2,719
Federal income taxes payable	7,406	7,894
Other accrued liabilities	3,816	8,660
Total current liabilities	75,562	103,646
Long-term debt, less current portion	115,331	154,591
Deferred income taxes	10,719	9,419
Other liabilities	12	12
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2009); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2009); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,917,133 in 2009 and 12,863,304 in 2008 shares outstanding	129	128
Paid-in capital	57,258	56,206
Retained earnings	82,521	74,559
Accumulated other comprehensive income (loss)	(280)	(721)
Total shareholders’ equity	139,644	130,188
Total liabilities and shareholders’ equity	$ 341,268	$ 397,856
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Sales	$ 143,422	$ 186,937	$ 445,400	$ 543,238
Cost of sales	102,644	134,687	317,164	393,166
Gross profit	40,778	52,250	128,236	150,072
Selling, general and administrative expense	35,145	39,460	110,790	115,229
Operating income	5,633	12,790	17,446	34,843
Other income	9	67	71	107
Interest expense	(1,232)	(1,456)	(4,020)	(4,015)
Income before income taxes	4,410	11,401	13,497	30,935
Provision for income taxes	1,726	4,375	5,475	12,097
Net income	2,684	7,026	8,022	18,838
Preferred stock dividend	(22)	(23)	(60)	(68)
Net income attributable to common shareholders	$ 2,662	$ 7,003	$ 7,962	$ 18,770

Basic income per share	$ 0.20	$ 0.54	$ 0.61	$ 1.45
Weighted average common shares outstanding	13,132	12,999	13,105	12,904
Diluted income per share	$ 0.19	$ 0.51	$ 0.57	$ 1.36
Weighted average common and common equivalent shares outstanding	14,004	13,861	13,978	13,845
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2009	2008
OPERATING ACTIVITIES:
Net income	$ 8,022	$ 18,838
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions
Depreciation	3,354	3,195
Amortization of intangibles	5,420	3,971
Compensation expense from restricted stock	1,243	681
Tax benefit related to exercise of stock options and vesting of restricted stock	(6)	(1,229)
Deferred income taxes	(1,233)	(219)
Gain on sale of property and equipment	-	(116)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	22,855	(17,312)
Inventories	28,009	(3,962)
Prepaid expenses and other current assets	(2,251)	(1,171)
Accounts payable and accrued liabilities	(27,264)	2,831
Net cash provided by operating activities	38,149	5,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,482)	(4,246)
Proceeds from sale of property and equipment	16	158
Purchase of businesses, net of cash acquired	(491)	(69,906)
Net cash used in investing activities	(1,957)	(73,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	97,387	116,337
Principal payments on revolving line of credit and other long-term debt	(137,070)	(48,385)
Dividends paid in cash	(60)	(68)
Proceeds from exercise of stock options	10	105
Tax benefit related to exercise of stock options and vesting of restricted stock	6	1,229
Net cash (used in) provided by financing activities	(39,727)	69,218
INCREASE (DECREASE) IN CASH	(3,535)	731
CASH AT BEGINNING OF PERIOD	5,698	3,978
CASH AT END OF PERIOD	$ 2,163	$ 4,709

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Net income	$2,684	$7,026	$8,022	$18,838
Gain (loss) from interest rate swap, net of income taxes	181	30	441	(180)
Comprehensive income	$2,865	$7,056	$8,463	$18,658
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

NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This authoritative guidance does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this authoritative guidance are to be applied prospectively as of the beginning of the fiscal year in which this is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of this authoritative guidance are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued authoritative guidance which delayed the effective date of this authoritative guidance to fiscal years beginning after November 15, 2008 and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). See Note 10 “Fair Value of Financial Assets and Liabilities” for additional information on the adoption of this authoritative guidance.

In December 2007, the FASB issued authoritative guidance which requires the acquiring entity in a business combination to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, immediate expense recognition is required for transaction costs. This authoritative guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only. As such, if the Company enters into any business combinations in the future, a transaction may significantly affect the Company’s financial position and earnings, but, not cash flows, as compared to the Company’s past acquisitions.

In March 2008, the FASB issued authoritative guidance which amends and expands the disclosure requirements of previous authoritative guidance to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. This authoritative guidance also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  This authoritative guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ended March 31, 2009.  As this pronouncement is only disclosure-related, it does not and will not have an impact on the financial position and results of operations.

In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This authoritative guidance requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to December 31, 2008.  The impact of this authoritative guidance will depend on the size and nature of acquisitions completed by the Company on or after January 1, 2009.

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method. The authoritative guidance is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company in the first quarter of 2009. The Company has granted awards of restricted stock that contain non-forfeitable rights to dividends which are considered participating securities under this authoritative guidance.  Because these awards are participating securities under the authoritative guidance, the Company is required to include these instruments in the calculation of earnings per share using the two-class method.  The adoption of the authoritative guidance reduced basic and diluted earnings per share for the three months and nine months ended September 30, 2008 by $0.01, $0.00, $0.03 and $0.02, respectively. Basic earnings per share, diluted earnings per share, weighted average common shares outstanding and weighted average common and common equivalent shares outstanding for 2008 have been restated.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The authoritative guidance provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the authoritative guidance during the second quarter of 2009, and its application had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date this report was filed with the SEC.

NOTE 4: STOCK-BASED COMPENSATION

Stock Options as of the Nine Month Period Ended September 30, 2009

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of September 30, 2009, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2009:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	58,000	$ 2.33	4.5	$ 712,000
Granted	-
Exercised	(8,000)	$ 1.25
Options outstanding and exercisable at September 30, 2009	50,000	$ 2.50	4.3	$ 433,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine month period ended September 30, 2009, was approximately $79,000.  Cash received from stock options exercised during the nine month period ended September 30, 2009 was $10,000.

Stock options outstanding and currently exercisable at September 30, 2009 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25	10,000	0.6	$1.25
$2.26 - $3.36	40,000	5.2	$2.81
	50,000	4.3	$2.50

Restricted Stock.

Under our restricted stock plan (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of September 30, 2009 vest 33% each year for three years after the grant date, 25% each year for four years after the grant date, 20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan, each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is generally recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2009:

Number of shares authorized for grants	600,000
Number of shares granted	380,222
Number of shares forfeited	22,074
Number of shares available for future grants	241,852
Weighted-average grant price of granted shares	$ 15.52

Changes in restricted stock for the nine months ended September 30, 2009 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2008	215,250	$ 15.91
Granted	74,200	$ 14.49
Forfeited	(22,074)	$ 13.01
Vested	(45,829)	$ 16.20
Unvested at September 30, 2009	221,547	$ 15.66

Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2009 and 2008 was $1,243,000 and $681,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,640,000 and $3,092,000 at September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 28 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows (in thousands):

	September 30, 2009	December 31, 2008

Finished goods	$ 89,596	$ 117,582
Work in process	1,492	1,515
Inventories	$ 91,088	$ 119,097

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2009 are as follows (in thousands):
	Total	Goodwill	Other Intangibles
Balance as of December 31, 2008	$ 143,945	$ 98,718	$ 45,227
Acquired during the year	-	-	-
Adjustments to prior year estimates	2,275	2,275	-
Amortization	(5,420)	-	(5,420)
Balance as of September 30, 2009	$ 140,800	$ 100,993	$ 39,807

A summary of amortizable intangible assets follows (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (675)	$ 2,496	$ (582)
Customer relationships	50,416	(13,174)	50,416	(8,289)
Non-compete agreements	1,920	(1,176)	1,920	(734)
Total	$ 54,832	$ (15,025)	$ 54,832	$ (9,605)

The $2.3 million increase in goodwill from December 31, 2008 to September 30, 2009 primarily results from a reduction in the value of acquired inventories for Rocky Mtn. Supply, Inc., and a reduction in acquired fixed assets for PFI, LLC, both of which we acquired during 2008.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Basic:
Weighted average shares outstanding	13,131,547	12,999,156	13,104,622	12,904,479
Net income	$ 2,684,000	$ 7,026,000	$ 8,022,000	$ 18,838,000
Convertible preferred stock dividend	(22,000)	(23,000)	(60,000)	(68,000)
Net income attributable to common shareholders	$ 2,662,000	$ 7,003,000	$ 7,962,000	$ 18,770,000
Per share amount	$ 0.20	$ 0.54	$ 0.61	$ 1.45

Diluted:
Weighted average shares outstanding	13,131,547	12,999,156	13,104,622	12,904,479
Net effect of dilutive stock options – based on the treasury stock method	32,784	21,936	33,522	100,870
Assumed conversion of convertible preferred stock	840,000	840,000	840,000	840,000
Total	14,004,331	13,861,092	13,978,144	13,845,349
Net income attributable to common shareholders	$ 2,662,000	$ 7,003,000	$ 7,962,000	$ 18,770,000
Convertible preferred stock dividend	22,000	23,000	60,000	68,000
Net income for diluted earnings per share	$ 2,684,000	$ 7,026,000	$ 8,022,000	$ 18,838,000
Per share amount	$ 0.19	$ 0.51	$ 0.57	$ 1.36

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

Financial information relating the Company’s segments is as follows:

	Three Months ended September 30,			Nine Months ended September 30,
	MRO	Electrical Contractor	Total	MRO	Electrical Contractor	Total

2008
Sales	$ 185,962	$ 975	$ 186,937	$ 540,381	$ 2,857	$ 543,238
Operating income	12,647	143	12,790	34,389	454	34,843
Income before taxes	11,293	108	11,401	30,579	356	30,935
2009
Sales	$ 142,698	$ 724	$ 143,422	$ 443,283	$ 2,117	$ 445,400
Operating income	5,545	88	5,633	17,223	223	17,446
Income before taxes	4,351	59	4,410	13,364	133	13,497

NOTE 9:	ACQUISITIONS

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

On February 1, 2008, DXP completed the acquisition of the business of Rocky Mtn. Supply, Inc.  DXP acquired this business to expand DXP’s geographic presence in Colorado.  DXP paid approximately $4.6 million, net of acquired cash, for this business.  The purchase price consisted of approximately $3.9 million in cash and $0.7 million in seller notes.  The seller notes bear interest at the rate of prime minus 1.75%.  The cash portion was funded by utilizing available capacity under our credit facility.

On August 28, 2008, DXP completed the acquisition of PFI, LLC.  DXP acquired this business to strengthen DXP’s expertise in the distribution of fasteners.  DXP paid $66.4 million in cash for this business.  The cash was funded by utilizing our credit facility.

On December 1, 2008, DXP completed the acquisition of the business of Falcon Pump.  DXP acquired this business to strengthen DXP’s pump offering in the Rocky Mountain area.  DXP paid $3.1 million in cash, $0.8 million in seller notes and up to $1.0 million in future payments contingent upon future earnings of the acquired business. The seller notes bear interest at ninety-day LIBOR plus 0.75%. The cash portion was funded using our credit facility.

The allocation of purchase price for the acquisition completed after September 30, 2008 is preliminary in the September 30, 2009 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since September 30, 2008 in connection with the acquisition described above (in thousands):

Accounts Receivable	$ 1,136
Inventory	881
Property and equipment	667
Goodwill and intangibles	2,018
Other assets	10
Assets acquired	4,712
Current liabilities assumed	(753)
Non-current liabilities assumed	(54)
Net assets acquired	$ 3,905

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and nine months ended September 30, 2008, assuming the acquisitions completed in 2008 were consummated as of January 1, 2008, follows (in thousands, except for per share data):

	Three Months Ended September 30, 2008	Nine months Ended September 30, 2008

Net sales	$ 201,898	$ 600,813
Net income	7,406	20,772
Per share data
Basic earnings	$0.57	$1.60
Diluted earnings	$0.53	$1.50

NOTE 10:  FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2009, the Company adopted the authoritative guidance which requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.  The required disclosures are included within this Note.

Effective January 1, 2008, we adopted authoritative guidance for financial assets and liabilities measured on a recurring basis. This authoritative guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Fair value, as defined in the authoritative guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance affects the fair value measurement of an interest rate swap to which the Company is a party, which must be classified in one of the following categories:

Level 1 Inputs

These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

These inputs are other than quoted prices that are observable for an asset or liability. These inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The following table summarizes the valuation of our financial instruments (an interest rate swap) by input levels as of September 30, 2009 (in thousands):

Fair Value Measurement
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities – Other accrued liabilities	$ -	$ -	$ 466	$ 466
Non-current liabilities	-	-	-	-
Total	$ -	$ -	$ 466	$ 466

The following presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Interest Rate Swap
	2009	2008
Three Months Ended September 30
Fair value at July 1	$ 768	$ 350
Realized and unrealized (gains) losses included in other comprehensive income	(302)	(50)
Fair value at September 30	$ 466	$ 300

Nine Months Ended September 30
Fair value at January 1	$ 1,202	$ -
Realized and unrealized (gains) losses included in other comprehensive income	(736)	300
Fair value at September 30	$ 466	$ 300

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our credit facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at one-month LIBOR of 3.68% plus the margin (1.75% at September 30, 2009) in effect under our credit facility.  This swap is designated as a fair value hedging instrument.  Changes in the fair value of the swap are included in other comprehensive income.  See Note 11 “Other Comprehensive Income” for gain and (loss), net of income taxes, on the interest rate swap.

NOTE 11: OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has other comprehensive income related to changes in interest rates in connection with an interest rate swap, which is recorded as follows (in thousands):

	Three Months Ended September 30		Nine months Ended September 30
	2009	2008	2009	2008
Net income	$2,684	$7,026	$8,022	$18,838
Gain (loss) from interest rate swap, net of income taxes	181	30	441	(180)
Other comprehensive income	$2,865	$7,056	$8,463	$18,658

At December 31, 2008 and September 30, 2009, the accumulated derivative loss, net of income taxes, was $721,000 and $280,000, respectively.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
	(in thousands, except percentages and per share amounts)
Sales	$143,422	100.0	$186,937	100.0	$445,400	100.0	$543,238	100.0
Cost of sales	102,644	71.6	134,687	72.0	317,164	71.2	393,166	72.4
Gross profit	40,778	28.4	52,250	28.0	128,236	28.8	150,072	27.6
Selling, general and administrative expense	35,145	24.5	39,460	21.1	110,790	24.9	115,229	21.2
Operating income	5,633	3.9	12,790	6.9	17,446	3.9	34,843	6.4
Interest expense	(1,232)	(0.8)	(1,456)	(0.8)	(4,020)	(0.9)	(4,015)	(0.7)
Other income	9	-	67	-	71	-	107	-
Income before income taxes	4,410	3.1	11,401	6.1	13,497	3.0	30,935	5.7
Provision for income taxes	1,726	1.2	4,375	2.3	5,475	1.2	12,097	2.2
Net income	$ 2,684	1.9	$ 7,0263	3.8	$ 8,022	1.8	18,838	3.5
Per share amounts
Basic earnings per share	$0.20		$0.54		$0.61		$1.45
Diluted earnings per share	$0.19		$0.51		$0.57		$1.36

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

SALES.  Revenues for the three months ended September 30, 2009 decreased $43.5 million, or 23.3%, to $143.4 million from $186.9 million for the same period in 2008. Sales for the MRO segment decreased $43.3 million, or 23.3%, to approximately $142.7 million from $186.0 million for the same period in 2008. Sales by businesses acquired in 2008, on a same store sales basis, accounted for $8.6 million of 2009 sales for the three month period ended September 30, 2009.  Excluding these sales by the acquired businesses, sales for the MRO segment decreased 27.9%.  This sales decrease is primarily due to a broad-based decrease in sales of pumps, bearings, safety products and mill supplies resulting from economic crisis in the United States.  Sales for the Electrical Contractor segment for the three months ended September 30, 2009 decreased by $0.3 million, or 25.7%, to $0.7 million from $1.0 million for the same period in 2008, resulting from the decline in the economy.  Sales of commodity and specialty type electrical products decreased.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 0.4% for the three months ended September 30, 2009, to $28.4% from 28.0% for the same period in 2008.  Gross profit as a percentage of sales for the MRO segment increased to 28.4% for the three months ended September 30, 2009 from 27.9% for the same period in 2008.  This increase is primarily the result of increased gross profit as a percentage of sales on sales of supply chain services and MRO products and services in 2009 as compared to 2008.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 34.9% for the three months ended September 30, 2009 from 36.0% for the same period in 2008. This decrease resulted from sales of higher margin specialty-type electrical products decreasing more than sales of commodity products decreased.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the three months ended September 30, 2009 decreased by approximately $4.3 million to $35.1 million from $39.5 million for the same period in 2008. Selling, general and administrative expense associated with the two businesses acquired after June 30, 2008, on a same store basis, accounted for $2.6 million of the 2009 expense.   On a same stores basis, selling, general and administrative expense decreased by approximately $6.9 million.  This decrease primarily resulted from reduced salaries, incentive compensation, employee benefits, travel expenses and transportation expense compared to the same period in 2008.  As a percentage of revenue, the 2009 expense increased by approximately 3.4%, to 24.5%, from 21.1% for the three months ended September 30, 2008.  This increase is primarily the result of sales decreasing more than selling, general and administrative expenses decreased on a same store basis.

OPERATING INCOME.  Operating income for the three months ended September 30, 2009 decreased 56.0% to $5.6 million from $12.8 million for the same period in 2008.  Operating income for the MRO segment decreased 56.2%, to $5.5 million for the three months ended September 30, 2009, from $12.6 million for the same period in 2008 as a result of a $11.4 million decrease in gross profit, partially offset by a $4.3 million decrease in selling, general and administrative expense.  Operating income for the Electrical Contractor segment for the three months ended September 30, 2009 decreased 38.5%  from the same period in 2008 primarily as a result of decreased gross profit due to decreased sales.

INTEREST EXPENSE.  Interest expense for the three months ended September 30, 2009 decreased by 15.4% to $1.2 million from $1.5 million for the same period in 2008.   This decrease resulted from decreased market interest rates on floating rate debt which was partially offset by increased debt used to fund acquisitions completed in 2008.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

SALES.  Revenues for the nine months ended September 30, 2009 decreased $97.8 million, or 18.0%, to approximately $445.4 million from $543.2 million for the same period in 2008. Sales for the MRO segment decreased $97.1 million, or 18.0%, to $443.3 million for the nine months ended September 30, 2009, from $540.4 million for the same period in 2008. Sales by businesses acquired in 2008, on a same store sales basis, accounted for $34.8 million of 2009 sales.  Excluding these sales by the acquired businesses, sales for the MRO segment decreased 24.4%.  This sales decrease is primarily due to a broad-based decrease in sales of pumps, bearings, safety products and mill supplies in connection with a broad-based decline in the U. S. economy. Sales for the Electrical Contractor segment decreased by $0.7 million, or 25.9%, to $2.1 million for the nine months ended September 30, 2009 from $2.9 million for the same period in 2008, resulting from the decline in the U. S. economy.  Sales of commodity and specialty type electrical products declined.

GROSS PROFIT. Gross profit as a percentage of sales increased by approximately 1.2% for the nine months ended September 30, 2009, to $28.8% from 27.6% for the same period in 2008.  Gross profit as a percentage of sales for the MRO segment increased to 28.8% for the nine months ended September 30, 2009, from 27.6% for the same period in 2008.  This increase is primarily the result of increased gross profit as a percentage of sales on sales of supply chain services and MRO products and services in 2009 as compared to 2008.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 34.7% for the nine months ended September 30, 2009, from 36.3% for the same period in 2008. This decrease resulted from sales of higher margin specialty-type electrical products decreasing more than sales of commodity products decreased.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the nine months ended September 30, 2009 decreased by approximately $4.4 million to $110.8 million from $115.2 million for the same period in 2008. Selling, general and administrative expense associated with the three businesses acquired in 2008, on a same store basis, accounted for $10.8 million of the 2009 expense.  On a same store basis, selling, general and administrative expense decreased approximately $15.2 million.  This decrease primarily resulted from reduced salaries, incentive compensation, employee benefits and travel expenses compared to the same period in 2008.  As a percentage of revenue, the 2009 expense increased by approximately 3.7%, to 24.9% for the nine months ended September 30, 2009 from 21.2% for the same period in 2008.  This increase is primarily the result of sales decreasing more than selling, general and administrative expenses decreased on a same store basis.

OPERATING INCOME.  Operating income for the nine months ended September 30, 2009 decreased 49.9%, to $17.4 million for the nine months ended September 30, 2009, from $34.8 million for the same period in 2008.  Operating income for the MRO segment decreased 49.9%, to $17.2 million for the nine months ended September 30, 2009 from $34.4 million for the same period in 2008 as a result of a $21.5 million decrease in gross profit, partially offset by a $4.4 million decrease in selling, general and administrative expense.  Operating income for the Electrical Contractor segment decreased 50.9%, to $0.2 million for the nine months ended September 30, 2009, from $0.5 million for the same period in 2008, primarily as a result of decreased gross profit due to decreased sales.

INTEREST EXPENSE.  Interest expense for the nine months ended September 30, 2009 was approximately $4.0 million, the same amount as for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and Electrical Contractor products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $38.1 million of cash in operating activities during the first nine months of 2009 as compared to generating $5.5 million during the first nine months of 2008. This change between the two periods was primarily attributable to a $22.9 million reduction in accounts receivable and a $28.0 million reduction in inventories in the 2009 period compared to a $17.3 million increase in accounts receivable and a $4.0 million increase in inventories  in the 2008 period.

On August 28, 2008, DXP entered into a Credit Agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility”).  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. This Facility replaced the Company’s prior credit facility, which consisted of a $130 million revolving credit facility.  The Facility expires on August 11, 2013 and contains financial covenants defining various financial measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.

During the nine months ended September 30, 2009, the amount available to be borrowed under the Facility decreased from $37.0 million at December 31, 2008 to $27.9 million at September 30, 2009.  This decrease in availability resulted from the effect of reduced earnings on the loan covenant ratios.

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

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate one month LIBOR borrowings under the Facility at 3.68% plus the margin (1.75% at September 30, 2009) in effect under the Facility.

The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 1.00% to 2.00% or prime rate plus a margin of 0.0% to 0.50%.  On September 30, 2009, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus 1.75%.  On September 30, 2009, the prime based rate on the revolving credit portion of the Facility was prime rate plus 0.25%.  Commitment fees of 0.15% to 0.30% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  At September 30, 2009, the commitment fee was 0.25%.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.00% to 2.50% or prime rate plus a margin of 0.50% to 1.00%.  At September 30, 2009, the LIBOR based rate for the term loan was LIBOR plus 2.50%.  At September 30, 2009, the prime based rate for the term loan was prime rate plus 1.00%.  At September 30, 2009, $118.0 million was borrowed under the Facility at a weighted average interest rate of approximately 3.3% under the LIBOR options, including the effect of the interest rate swap, and $4.6 million was borrowed under the prime rate options under the Facility.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non-real estate property and equipment.  At September 30, 2009, we were in compliance with all covenants.  At September 30, 2009, $27.9 million was available for borrowing under the most restrictive covenant of the Facility.

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

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of each quarter end, stepping down to 3.0 to 1.0 beginning the quarter ending December 31, 2009, and to 2.75  to 1.0 for the quarter ending December 31, 2010.  Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes, and subordinated debt; b) capital leases; c) issued and outstanding letters of credit; and d) contingent obligations for funded indebtedness.

EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period, the consolidated net income (excluding any extraordinary gains or losses) of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization, other non-cash items and non-recurring items, interest expense, and tax expense for taxes based on income and minus, to the extent added in calculating consolidated net income, any non-cash items and non-recurring items; provided that, if DXP acquires the equity interests or assets of any person during such period under circumstances permitted under the Facility, EBITDA shall be adjusted to give pro forma effect to such acquisition assuming that such transaction had occurred on the first day of such period and provided further that, if DXP divests the equity interests or assets of any person during such period under circumstances permitted under this Facility, EBITDA shall be adjusted to give pro forma effect to such divestiture assuming that such transaction had occurred on the first day of such period.  Add-backs allowed pursuant to Article 11, Regulation S-X, of the Securities Act of 1933, as amended, will also be included in the calculation of EBITDA.

The Leverage Ratio, which declines to 3.0 to 1.0 at December 31, 2009, is the most restrictive covenant at September 30, 2009 and was approximately 2.88 to 1.0 at September 30, 2009.  EBITDA for the 12 months ended September 30, 2009 was approximately $45.1 million, which was approximately $1.8 million, or 4%, greater than the amount required to meet a 3.0 to 1.0 Leverage Ratio.  The Fixed Charge Coverage Ratio, which increases to 1.5 to 1.0 at December 31, 2009, was approximately 1.7 to 1.0 at September 30, 2009, or approximately 16% greater than the minimum ratio required at December 31, 2009.  To remain in compliance with the Leverage Ratio and the Fixed Charge Coverage Ratio at December 31, 2009, we will need to substantially increase EBITDA during the three months ended December 31, 2009 from the levels achieved during the first nine months of 2009, and/or substantially reduce indebtedness  as  of  December  31,  2009.   It  appears  reasonably  likely  that  at  December 31,  2009, we  will  not  be  in  compliance with one or more of the Facility’s principal financial covenants.  We are currently in discussions with our lenders regarding this possibility and potential solutions, including, without limitation, obtaining waivers from the lenders with respect to compliance with the applicable covenants, entering into amendments to the Facility or raising additional capital through equity issuances.  If we are unable to obtain such waivers,  to negotiate such amendments or to obtain necessary  funding from  operations or outside  capital raising activities, we  could  become  in  default on our obligations under the

Facility, which default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under the Facility.  While we believe it is likely that we will be able to find a solution with the lenders, there can be no assurance in this regard, and if no solution is reached with the lenders, we may be required to seek protection under federal bankruptcy laws.

The following are computations of the Leverage Ratio and the Fixed Charge Ratio as of September 30, 2009 (in thousands, except for ratios):

Four Fiscal Quarter Period Ending September 30, 2009
Income before income taxes	$ 24,846
Interest expense	6,135
Depreciation and amortization	12,600
Stock compensation expense	1,493
Pro forma acquisition EBITDA	(12)
(A) Defined EBITDA	45,062

Cash income taxes	8,489
Capital expenditures	2,370
(B) Defined EBITDA minus capital expenditures and cash income taxes	$ 34,203

Interest expense	$ 6,135
Scheduled principal payments	13,545
(C) Fixed charges	$ 19,680

Fixed Charge Coverage Ratio (B)/(C)	1.74

As of September 30, 2009
Total long-term debt	$ 128,876
Letters of credit outstanding	868
Defined Indebtedness	$ 129,744

Leverage Ratio (D)/(A)	2.88

Borrowings

	September 30, 2009	December 31, 2008	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 13,545	$ 13,965	$ (420)
Long-term debt, less current portion	115,331	154,591	(39,260)
Total long-term debt	$ 128,876	$ 168,556	$ (39,680) (2)
Amount available	$ 27,900(1)	$ 36,951(1)	$ (9,051) (3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from operations, including reduced inventory and receivables, were used to reduce debt.
(3) The $9.1 million decrease in the amount available is a result of the effect of reduced earnings on the loan covenant ratio.

Performance Metrics

	September 30, 2009		Increase
	2009	2008	(Decrease)
Days of sales outstanding (in days)	50.4	51.5	(1.1)
Inventory turns	4.7	5.5	(0.8)

Accounts receivable days of sales outstanding were 50.4 days at September 30, 2009 compared to 51.5 days at September 30, 2008.  This decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.  Annualized inventory turns were 4.7 at September 30, 2009 and 5.5 at September 30, 2008.  The decline in inventory turns primarily resulted from the inclusion of businesses acquired in 2008, which have lower inventory turns compared to the rest of DXP combined with the effect of sales for the first nine months of 2009 declining more than inventory declined.

Funding Commitments

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. It appears reasonably likely that at December 31, 2009, we will not be in compliance with one or more of the Facility’s principal financial covenants.  We are currently in discussions with our lenders regarding this possibility and potential solutions, including, without limitation, obtaining waivers from the lenders with respect to compliance with the applicable covenants, entering into amendments to the Facility or raising additional capital through equity issuances.   Additionally, we may require additional debt or equity financing to fund potential acquisitions.  Such additional financings may include additional bank debt or the public or private sale of debt or equity securities.  In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders.  We may not be able to obtain additional financing on attractive terms, if at all.

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

On February 1, 2008, DXP completed the acquisition of the business of Rocky Mtn Supply, Inc. DXP acquired this business to expand DXP’s geographic presence in Colorado.  DXP paid approximately $4.6 million, net of acquired cash, for this business.  The purchase price consisted of approximately $3.9 million paid in cash and $0.7 million in seller notes.  The cash portion was funded by utilizing available capacity under the Facility.

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

The allocation of purchase price for the acquisition completed since September 30, 2008 is preliminary in the September 30, 2009 consolidated balance sheets.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed since September 30, 2008 in connection with the acquisition described above (in thousands):

Accounts Receivable	$ 1,136
Inventory	881
Property and equipment	667
Goodwill and intangibles	2,018
Other assets	10
Assets acquired	4,712
Current liabilities assumed	(753)
Non-current liabilities assumed	(54)
Net assets acquired	$ 3,905

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and nine months ended September 30, 2008, assuming the purchases completed in 2008 were consummated as of January 1, 2008 follows (in thousands, except for per share data):

	Three Months Ended September 30, 2008	Nine months Ended September 30, 2008
Net sales	$ 201,898	$ 600,813
Net income	7,406	20,772
Per share data
Basic earnings	$0.57	$1.60
Diluted	$0.53	$1.50

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

The accrual for these claims at September 30, 2009 and December 31, 2008 was approximately $1.2 million and $1.3 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Goodwill also represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. We review the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations.

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

Off Balance Sheet Arrangements

DXP has no off balance sheet arrangements.

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

RISK FACTOR

Ability to Comply with Financial Covenants of Credit Facility

Our credit agreement requires that we comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. Our ability to comply with any of these restrictions depends on our future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond our control.  As discussed elsewhere in this Quarterly Report on Form 10-Q, it appears likely that at December 31, 2009, we will not be in compliance with one or more of the principal financial covenants in the credit agreement.  A failure to comply with any of these obligations could result in an event of default under the credit agreement, which would permit acceleration of our indebtedness under the credit agreement. We currently are in discussions with the lenders regarding this possibility and potential solutions, including obtaining waivers of compliance from the lenders, entering into amendments to the credit agreement to modify the restrictions, raising additional funds through public or private offerings of debt or equity or other financings.  If we are unable to obtain a waiver from the lenders regarding compliance with these covenants, enter into amendments to the credit agreement or raise additional funds through debt or equity offerings or other financings, an event of default could arise and the lenders would be permitted to accelerate our indebtedness under the credit agreement.  Acceleration of the payment of our indebtedness would have a material adverse effect on our financial condition.  While we believe it is likely that we will be able to find a solution with the lenders, there can be no assurance in this regard and, if no solution is reached with the lenders, we may be required to seek protection under federal bankruptcy laws.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate one month LIBOR borrowings under the Facility at 3.68% plus the margin (1.75% at September 30, 2009) in effect under the Facility.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at September 30, 2009, a 100 basis point change in interest rates would result in approximately a $866,000 change in annual interest expense.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was evaluated by our management with the participation of our President and Chief Executive Officer, David R. Little (principal executive officer), and our Senior Vice President and Chief Financial Officer, Mac McConnell (principal financial officer).  Messrs. Little and McConnell have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on our Form 10-Q, to help ensure that information we are required to disclose in reports that we file with or submit to the SEC is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004, as revised on September 24, 2007, our management determined that it would exclude the business of Falcon Pump from the scope of its assessment of internal control over financial reporting as of September 30, 2009.  The reason for this exclusion is that we acquired all of the stock of the business of Falcon Pump during 2008 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  The Company has excluded Falcon Pump from its assessment of internal control over financial reporting as of September 30, 2009.  The total assets and revenues of Falcon Pump represent approximately 1.3% and 2.0%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2009.

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

10.1
Exhibits and schedules to the Credit Agreement by and among DXP Enterprises, Inc., as Borrower, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders, as Bank, dated as of August 28, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K/A Amendment No. 2 (Reg. No. 000-21513) filed with the Securities and Exchange Commission on September 23, 2009).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DXP ENTERPRISES, INC.
(Registrant)

By: /s/MAC McCONNELL
           Mac McConnell
Senior Vice-President/Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Dated:  November 9, 2009