Form 10-K/A
DXP ENTERPRISES INC
filed 2010-02-02
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities Exchange Commission on March 16, 2009.  The sole purpose of this amendment is to disclose the identification of a material weakness in the Company’s general computer control environment.  Management’s Report on Internal Control and Item 9A have been revised to report the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on a criteria established in the COSO Framework.  The Report of Independent Registered Public Accounting Firm on Internal Controls has been revised to report the Company has not maintained effective internal control over financial reporting as of December 31, 2008.  The Report of Independent Registered Public Accounting Firm on Financial Statements, with revised dating, and a currently dated  Consent of Independent Registered Accounting Firm have been included with this amendment. .  Additionally, in connection with the filing of this amendment and pursuant to SEC rules, the Company is including currently dated certifications.  This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We own our headquarters facility in Houston, Texas, which has 48,000 square feet of office space. The MRO segment owns or leases 123 facilities located in Arkansas, California, Colorado, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wyoming. In addition, we operate supply chain installations in 71 of our customers’ facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin, as well as in Ontario, Canada and Mexico. The Electrical Contractor segment owns one service center facility in Tennessee.  Our owned facilities range from 5,000 square feet to 65,000 square feet in size. We lease facilities for terms generally ranging from one to seven years.  The leased facilities range from 2,000 square feet to 170,000 square feet in size.  The leases provide for periodic specified rental payments and certain leases are renewable at our option.  We believe that our facilities are suitable and adequate for the needs of our existing business.  We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. One of the facilities owned by us is pledged to secure our indebtedness

ITEM 3.  Legal Proceedings

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

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/31/03)

1,200
1,000
800
600
400
200
0
2003
2004
2005
2006
2007
2008

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
DXP Enterprises	$100	$118	$420	$856	$1,141	$714
Nasdaq Composite	$100	$109	$110	$121	$132	$79
Nasdaq Industrial	$100	$116	$116	$130	$136	$74

DXP Enterprises
Nasdaq Composite
Nasdaq Industrial

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DXP Enterprises, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2008.   Our report dated March 16, 2009 and February 1, 2010 expressed an opinion that DXP Enterprises, Inc. and Subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Hein & Associates LLP
Houston, Texas

March 16, 2009, except for the last paragraph regarding our report on internal control over financial reporting as to which the date is February 1, 2010

Report Of Independent Registered Public Accounting Firm on Internal Controls

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc., and Subsidiaries
Houston, Texas

We have audited DXP Enterprises, Inc.’s (the “Company”) internal control over financial reporting based upon criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:

The Company did not maintain an effective general computer control environment.  The following areas of general computer controls were found to be deficient in design as adequate documentation was not maintained for testing purposes:

1)	Security and access to key financial spreadsheets
2)	Access to and segregation of duties in key financial applications
3)	Backup and recovery of financial data
4)	Systems development and change management
5)	Incident management
6)	Security monitoring

As a result of the ineffective general computer control environment, the purchasing, accounts payable, inventory, fixed assets, revenue and payroll processes which are highly dependent on automated controls were found to be deficient in design and therefore ineffective.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 16, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, DXP Enterprises, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/Hein & Associates LLP
Houston, Texas

March 16, 2009, except for the material weakness noted above as to which the date is February 1, 2010

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  Management identified the following material weakness:

The Company did not maintain an effective general computer control environment.  The following areas of general computer controls were found to be deficient in design as adequate documentation was not maintained for testing purposes:

1.	Security and access to key financial spreadsheets
2.	Access to and segregation of duties in key financial applications
3.	Backup and recovery of financial data
4.	Systems development and change management
5.	Incident management
6.	Security monitoring

As a result of the ineffective general computer control environment, the purchasing, accounts payable, inventory, fixed assets, revenue and payroll processes which are highly dependent on automated controls were found to be deficient in design and therefore ineffective.

In management’s opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in the COSO Framework.

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

During 2006 the initial purchase price allocation for the 2005 acquisitions was adjusted to allocate $7.0 million of purchase price to intangibles other than goodwill and record an additional note payable of $1.0 million.  The increase in intangibles primarily related to recording the value of customer relationships and vendor relationships for the 2005 acquisitions.  At December 31, 2006, $17.0 million and $6.5 million (net of $0.5 million of amortization) of our total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  At December 31, 2007, $60.8 million and $35.9 million (net of $3.2 million of amortization) of total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  The $43.9 million increase in goodwill and the $29.4 million increase in other intangibles from December 31, 2006 to December 31, 2007 results from recording the estimated intangibles for the acquisitions of Delta Process Equipment, Precision Industries, Inc., and Indian Fire and Safety and changes in the estimates of intangibles for businesses acquired during 2006. The changes made in 2007 to the estimates for other intangibles for the 2006 acquisitions relate primarily to increasing the value of customer relationships for Production Pump, Safety International, Safety Alliance and Gulf Coast Torch.  The adjustment to goodwill related primarily to the payment of contingent purchase price for Production Pump.  At December 31, 2008, $98.7 million and $45.2 million (net of $9.6 million of amortization) of total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  The $37.9 million increase in goodwill and the $9.4 million increase in other tangibles from December 31, 2007 to December 31, 2008 results from recording the goodwill and estimated intangibles for acquisitions of Rocky Mtn. Supply, PFI and Falcon Pump, contingent purchase price for acquisitions completed in prior years, and changes in the estimates of goodwill and intangibles for businesses acquired in 2007.  The changes made in 2008 to the estimates for other intangibles associated with 2007 acquisitions relate primarily to increasing the value of customer relationships for Indian Fire and Safety.  The changes made to goodwill primarily relate to reducing the value of acquired inventories for Precision and the payment of contingent purchase price for Production Pump.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

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

federal jurisdiction and various states. With few exceptions,the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2002.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest is insignificant and there are no penalties accrued at December 31, 2008.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, result of operations or cash flows.

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

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets
.  It is effective for financial statements issued for fiscal years beginning December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions completed on or after January 1, 2009.

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

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2007 and 2008, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Years Ended December 31,
	2007	2008
	(Unaudited)
	In Thousands, except for per share data

Net sales	$740,059	$796,164
Net income	$22,709	$27,828
Per share data:
Basic earnings	$1.83	$2.18
Diluted earnings	$1.69	$2.03

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15. As a result of the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded DXP’s disclosure controls and procedures were not effective as of December 31, 2008.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer identified a material weakness as of December 31, 2008 which continued to exist until the fourth quarter of 2009.  That material weakness resulted from the Company’s failure to maintain an effective general computer control environment.  The following areas of general computer controls were found to be deficient in design as adequate documentation was not maintained for testing purposes:

1.	Security and access to key financial spreadsheets
2.	Access to and segregation of duties in key financial applications
3.	Backup and recovery of financial data
4.	Systems development and change management
5.	Incident management
6.	Security monitoring

As a result of the ineffective general computer control environment, the purchasing, accounts payable, inventory, fixed assets, revenue and payroll processes which are highly dependent on automated controls were found to be deficient in design and therefore ineffective.

During the fourth quarter of 2009, the control structures between DXP and a significant business acquired in September of 2007 were standardized, including the migration of a large portion of the acquired business systems on to the legacy DXP computer systems.  This standardization of control structures, along with improved maintenance of internal control documentation and the testing of general computer controls before the end of 2009 were expected to prevent a recurrence of the material weakness identified at December 31, 2008.

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

/s/Hein & Associates LLP
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

Dated: February 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                                                   Title                                                              Date

/s/           DAVID R. LITTLE                                          Chairman of the Board, President,          February 2, 2010
David R. Little            Chief Executive Officer and Director
           (Principal Executive Officer)

/s/          MAC McCONNELL                                         Senior Vice-President/Finance           February 2, 2010
Mac McConnell                and Chief Financial Officer
             (Principal Financial and Accounting Officer)

/s/      CHARLES R. STRADER                                     Senior Vice President of Strategic Initiatives         February 2, 2010
Charles R. Strader                                              and Director

/s/             CLETUS DAVIS                  Director                    February 2, 2010
Cletus Davis

/s/        TIMOTHY P. HALTER                                     Director                           February 2, 2010
Timothy P. Halter

/s/        KENNETH H. MILLER                                      Director                           February 2, 2010
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

SEPCO Industries, Inc., a Texas Corporation

DXP Acquisition, Inc., a Nevada corporation (doing business as Strategic Supply, Inc.)

PMI Operating Company, Ltd., a Texas limited partnership

PMI Investment, LLC, a Delaware limited liability corporation

Pump – PMI LLC, a Texas limited liability corporation

R. A. Mueller, Inc. an Ohio corporation

Precision Industries, Inc., a Nebraska corporation

Vertex Corporate Holdings, Inc., a Delaware corporation

Pawtucket Holdings, Inc., a Delaware corporation

PFI, LLC, a Rhode Island limited liability company