Form 10-Q/A
period 2010-02-02
DXP ENTERPRISES INC
filed 2010-02-02
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Quarterly Report on Form 10-Q is solely for the purpose of amending Item 4:  Controls and Procedures, and Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash	$ 6,283	$ 5,698
Trade accounts receivable, net of allowances for doubtful accounts
of $3,579 in 2009 and $3,494 in 2008	82,068	101,191
Inventories, net	111,724	119,097
Prepaid expenses and other current assets	3,195	2,851
Deferred income taxes	4,241	3,863
Total current assets	207,511	232,700
Property and equipment, net	20,155	20,331
Goodwill	99,716	98,718
Other intangibles, net of accumulated amortization of $11,411 in 2009 and $9,605 in 2008	43,421	45,227
Other assets	811	880
Total assets	$ 371,614	$ 397,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 14,047	$ 13,965
Trade accounts payable	53,273	57,539
Accrued wages and benefits	12,820	12,869
Customer advances	1,339	2,719
Federal income taxes payable	4,331	7,894
Other accrued liabilities	7,511	8,660
Total current liabilities	93,321	103,646
Other liabilities	12	12
Long-term debt, less current portion	134,253	154,591
Deferred income taxes	10,314	9,419
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2009); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2009); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,869,304 in 2009 and 12,863,304 in 2008 shares outstanding	128	128
Paid-in capital	56,469	56,206
Retained earnings	77,101	73,838
Total shareholders’ equity	133,714	130,188
Total liabilities and shareholders’ equity	$ 371,614	$ 397,856
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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management with the participation of our President and Chief Executive Officer, David R. Little (principal executive officer), and our Senior Vice President and Chief Financial Officer, Mac McConnell (principal financial officer).  As a result of the evaluation, Messrs. Little and McConnell have concluded our disclosure controls and procedures were not effective as of March 31, 2009. Messrs. Little and McConnell have concluded that the material weakness that was identified as of December 31, 2008 and discussed in Item 9A of our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on February 2, 2010, continued to exist as of the end of the period covered by this Quarterly Report on Form 10-Q/A.  That material weakness resulted from the Company’s failure to maintain an effective general computer control environment.  The following areas of general computer controls were found to be deficient in design as adequate documentation was not maintained for testing purposes:

1.	Security and access to key financial spreadsheets
2.	Access to and segregation of duties in key financial applications
3.	Backup and recovery of financial data
4.	Systems development and change management
5.	Incident management
6.	Security monitoring

As a result of the ineffective general computer environment, the purchasing, accounts payable, inventory, fixed assets, revenue and payroll processes which are highly dependent on automated controls were found to be deficient in design and therefore ineffective.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, although the Company began work on remediation efforts during the three months ended March 31, 2009, which were completed prior to the end of 2009.  During the fourth quarter of 2009, the control structures between DXP and a significant business acquired in September of 2007 were standardized, including the migration of a large portion of the acquired business’s systems onto the legacy DXP computer systems.  This standardization of control structures, along with improved maintenance of internal control documentation and the testing of general computer controls before the end of 2009 were expected to prevent a recurrence of the material weakness identified at December 31, 2008.

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

Dated:  February 2, 2010