Form 10-Q/A
period 2010-02-02
DXP ENTERPRISES INC
filed 2010-02-02
CIK 1020710

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q is solely for the purpose of amending Item 4:  Controls and Procedures, and Exhibits 31.1, 31.2, 32.1 and 32.2.

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

The following table summarizes the valuation of our financial instruments (an interest rate swap) by SFAS 157 input levels as of June 30, 2009 (in thousands):

Fair Value Measurement
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities – Other accrued liabilities	$ -	$ -	$ 768	$ 768
Non-current liabilities	-	-	-	-
Total	$ -	$ -	$ 768	$ 768

The following presents the changes in Level 3 liabilities for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Interest Rate Swap
	2009	2008
Three Months Ended June 30
Fair value at April 1	$ 1,023	$ 1,000
Realized and unrealized (gains) losses included in other comprehensive income	(255)	(650)
Fair value at June 30	$ 768	$ 350

Six Months Ended June 30
Fair value at January 1	$ 1,202	$ -
Realized and unrealized (gains) losses included in other comprehensive income	(434)	350
Fair value at June 30	$ 768	$ 350

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

The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 1.00% to 2.00% or prime rate plus a margin of 0.0% to 0.50%.  On June 30, 2009, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus 1.50%.  On June 30, 2009, the prime based rate on the revolving credit portion of the Facility was prime rate plus 0.0%.  Commitment fees of 0.15% to 0.30% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  At June 30, 2009, the commitment fee was 0.25%.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.00% to 2.50% or prime rate plus a margin of 0.50% to 1.00%.  At June 30, 2009, the LIBOR based rate for the term loan was LIBOR plus 2.25%.  At June 30, 2009, the prime based rate for the term loan was prime rate plus 0.75%.  At June 30, 2009, $130.5 million was borrowed under the Facility at a weighted average interest rate of approximately 3.1% under the LIBOR options, including the effect of the interest rate swap, and $7.2 million was borrowed under the prime rate options under the Facility.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non-real estate property and equipment.  At June 30, 2009, we were in compliance with all covenants.  At June 30, 2009, $36.3 million was available for borrowing under the most restrictive covenant of the Facility.

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

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management with the participation of our President and Chief Executive Officer, David R. Little (principal executive officer), and our Senior Vice President and Chief Financial Officer, Mac McConnell (principal financial officer).  As a result of the evaluation, Messrs. Little and McConnell have concluded our disclosure controls and procedures were not effective as of June 30, 2009.Messrs. Little and McConnell have concluded that the material weakness that was identified as of December 31, 2008 and discussed in Item 9A of our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December31, 2008, filed with the SEC on February 2, 2010, continued to exist as of the end of the period covered by this Quarterly Report on Form 10-Q/A.  That material weakness resulted from the Company’s failure to maintain an effective general computer control environment.  The following areas of general computer controls were found to be deficient in design as adequate documentation was not maintained for testing purposes:

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
Dated:  February 2, 2010