Form 10-Q/A
period 2010-02-02
DXP ENTERPRISES INC
filed 2010-02-02
CIK 1020710

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

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management with the participation of our President and Chief Executive Officer, David R. Little (principal executive officer), and our Senior Vice President and Chief Financial Officer, Mac McConnell (principal financial officer).  As a result of the evaluation, Messrs. Little and McConnell have concluded our disclosure controls and procedures were not effective as of September 30, 2009. Messrs. Little and McConnell have concluded that the material weakness that was identified as of December 31, 2008 and discussed in Item 9A of our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on February 2, 2010, continued to exist as of the end of the period covered by this Quarterly Report on Form 10-Q/A.  That material weakness resulted from the Company’s failure to maintain an effective general computer control environment.  The following areas of general computer controls were found to be deficient in design as adequate documentation was not maintained for testing purposes:

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