Form 10-K
DXP ENTERPRISES INC
filed 2010-03-23
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas		76-0509661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [  ]                                                                                                                     Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2009:  $99,953,629.

Number of shares of registrant's Common Stock outstanding as of March 19, 2010:  12,945,981.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2010 are incorporated by reference into Part III hereof.

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

PART I

This Annual Report on Form 10-K (this “Report”) contains, in addition to historical information, “forward-looking statements” that involve risks and uncertainties. DXP Enterprises, Inc.'s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Report to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

ITEM 1.  Business

DXP was incorporated in Texas in 1996 to be the successor to a company founded in 1908.  Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (“MRO”) products, equipment and service to industrial customers.  We are organized into two segments: MRO and Electrical Contractor.  Sales and operating income for 2007, 2008 and 2009, and identifiable assets at the close of such years for our business segments are presented in Note 16 of the Notes to the Consolidated Financial Statements.

The industrial distribution market is highly fragmented. Based on 2008 sales as reported by industry sources, we were the 16th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Recent Acquisitions

Our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers.  We completed 13 acquisitions since the beginning of 2005.

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

On October 19, 2007, DXP completed the acquisition of the business of Indian Fire & Safety.  DXP acquired this business to strengthen DXP’s expertise in safety products and services in New Mexico and Texas. DXP paid $6.0 million in cash, $3.0 million in the form of a promissory note and up to $3.0 million in future payments contingent upon future earnings.

On January 31, 2008, DXP completed the acquisition of the business of Rocky Mtn. Supply.  DXP acquired this business to expand DXP’s presence in the Colorado area.  DXP paid $3.9 million in cash and $0.7 million in seller notes.

On August 28, 2008, DXP completed the acquisition of PFI, LLC (“PFI”).  DXP acquired this business to strengthen DXP’s expertise in the distribution of fasteners.  DXP paid $66.4 million in cash for this business.

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

We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 45,000 are stock keeping units ("SKUs") for use primarily by customers engaged in the general manufacturing, oil and gas, petrochemical, service and repair and wood products industries. Other industries served by our MRO segment include mining, construction, chemical, municipal, food and beverage, agriculture and pulp and paper. Our MRO products include a wide range of products in the fluid handling equipment, bearing, power transmission equipment, general mill, safety products and electrical products. Our products are distributed from 112 service centers, 50 supply chain locations and 6 distribution centers.

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

Our operations managers support the sales efforts through direct customer contact and manage the efforts of the outside and direct sales representatives. We have structured compensation to provide incentives to our sales representatives, through the use of commissions, to increase sales. Our outside sales representatives focus on building long-term rela-

tionships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the sale services.  The direct sales representatives support the outside sales representatives and are responsible for entering product orders and providing technical support with respect to our products. Because we offer a broad range of products, our outside and direct sales representatives are able to use their existing customer relationships with respect to one product line to cross-sell our other product lines. In addition, geographic locations in which certain products are sold also are being utilized to sell products not historically sold at such locations. As we expand our product lines and geographical presence through hiring experienced sales representatives, we assess the opportunities and appropriate timing of introducing existing products to new customers and new products to existing customers. Prior to implementing such cross-selling efforts, we provide the appropriate sales training and product expertise to our sales force.

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

All of the segment’s long-lived assets are located in the U. S. and virtually all sales are recognized in the U. S.

At December 31, 2009, the MRO Segment had 1,687 full-time employees.

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

All of the segment’s long-lived assets are located in the U. S. and virtually all sales are recognized in the U. S.

At December 31, 2009, the Electrical Contractor segment had 10 full-time employees.

On March 5, 2010, the Company sold all of the assets of the Electrical Contractor segment for approximately $1.4 million.

Competition

Our business is highly competitive.  In the MRO segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with larger distributors that provide integrated supply programs and outsourcing services similar to those offered through our SmartSourceSM program, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. We also compete with catalog distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings that we offer, we are not aware of any major competitor that offers on a non-catalog basis a product grouping as broad as our offering. Further, while certain catalog distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical design and after-the-sale services that we provide.  In the Electrical Contractor segment we compete against a variety of suppliers of electrical products, many of which may have greater financial and other resources than we do.  We generally compete on service and price.

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

Employees

At December 31, 2009, we had 1,697 full-time employees. We believe that our relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are available free of charge through our Internet website (www.dxpe.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A.  Risk Factors

The following is a discussion of significant risk factors relevant to DXP’s business that could adversely affect its business, financial condition or results of operations.

Our future results will be impacted by our ability to implement our internal growth strategy.

Our future results will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas, selling additional products to existing customers and adding new customers. Our ability to implement this strategy will depend on our success in selling more products and services to existing customers, acquiring new customers, hiring qualified sales persons, and marketing integrated forms of supply management such as those being pursued by us through our SmartSourceSM program. Although we intend to increase sales and product offerings to existing customers, there can be no assurance that we will be successful in these efforts.

Risks Associated With Acquisition Strategy

Our future results will depend in part on our ability to successfully implement our acquisition strategy.  This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of businesses with complementary or desirable new product lines, strategic distribution locations, attractive customer bases or manufacturer relationships.  Our ability to implement this strategy successfully will depend on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms.  Although DXP is actively seeking acquisitions that would meet its strategic objectives, there can be no assurance that we will be successful in these efforts.  In addition, acquisitions involve a number of special risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key personnel of the acquired business, risks associated with unanticipated events or liabilities, expenses associated with obsolete inventory of an acquired business and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that DXP or other businesses acquired in the future will achieve anticipated revenues and earnings.  In addition, our credit agreement with our bank lenders contains certain restrictions that could adversely affect our ability to implement our acquisition strategy.  Such restrictions include a provision prohibiting us from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lenders.  There can be no assurance that we will be able to obtain the lender’s consent to any of our proposed acquisitions.

Risks Related to Acquisition Financing

We may need to finance acquisitions by using shares of Common Stock for a portion or all of the consideration to be paid.  In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, if available, to maintain our acquisition program.  These cash resources may include borrowings under our credit agreement or equity or debt financings.  If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

Ability to Comply with Financial Covenants of Credit Facility

Our credit facility requires the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests.  The Company’s ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company’s control.  A failure to comply with any of these obligations could result in an event of default under the credit facility, which could permit acceleration of the Company’s indebtedness under the credit facility.  The Company from time to time has been unable to comply with some of the financial covenants contained in the credit facility (relating to, among other things, the maintenance of prescribed financial ratios) and has, when necessary, obtained waivers or amendments to the covenants from its lenders.  Although the company expects to be able to comply with the covenants, including the financial covenants, of the credit facility, there can be no assurance that in the future the Company will be able to do so or that its lenders will be willing to waive such compliance or further amend such covenants.

Our business has substantial competition and competition could adversely affect our results.

Our business is highly competitive. We compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than us. Although many of our traditional distribution competitors are small enterprises selling to customers in a limited geographic area, we also compete with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by our SmartSourceSM program.  Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than us. Our competitors include catalog suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.  Competitive pressures could adversely affect DXP’s sales and profitability.

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

We have distribution rights for certain product lines and depend on these distribution rights for a substantial portion of our business. Many of these distribution rights are pursuant to contracts that are subject to cancellation upon little or no prior notice. Although we believe that we could obtain alternate distribution rights in the event of such a cancellation, the termination or limitation by any key supplier of its relationship with the Company could result in a temporary disruption of our business and, in turn, could adversely affect our results of operations and financial condition.

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

The proper functioning of DXP’s information systems is critical to the successful operation of our business.  Although DXP’s information systems are protected through physical and software safeguards and remote processing capabilities exist, our information systems are still vulnerable to natural disasters, power losses, telecommunication failures and other problems.  If critical information systems fail or are otherwise unavailable, DXP’s ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

We own our headquarters facility in Houston, Texas, which has 48,000 square feet of office space. The MRO segment owns or leases 112 facilities located in Alabama, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and Wyoming. In addition, we operate supply chain installations in 50 of our customers’ facilities in Arkansas, Arizona, California, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas and Virginia, and as well as in Ontario, Canada. The Electrical Contractor segment owns one service center facility in Tennessee.  Our owned facilities range from 5,000 square feet to 65,000 square feet in size. We lease facilities for terms generally ranging from one to seven years.  The leased facilities range from 1,500 square feet to 170,000 square feet in size.  The leases provide for periodic specified rental payments and certain leases are renewable at our option.  We believe that our facilities are suitable and adequate for the needs of our existing business.  We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. One of the facilities owned by us is pledged to secure our indebtedness.

ITEM 3.  Legal Proceedings

On July 22, 2004, DXP and Ameron International Corporation, DXP’s vendor of fiberglass reinforced pipe, were sued in the Twenty-Fourth Judicial District Court, Parish of Jefferson, State of Louisiana by BP America Production Company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms.  BP American Production Company alleges negligence, breach of contract, breach of warranty and that damages exceed $20 million.  DXP believes the failures were caused by the failure of the pipe itself and not by work performed by DXP.  We intend to vigorously defend these claims.  Our insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.  The maximum amount of our insurance coverage, if any, is $6 million.  Under certain circumstances, our insurance may not cover this claim.  DXP currently believes that this claim is without merit.

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

	High	Low
2009
First Quarter	$ 15.84	$ 8.47
Second Quarter	$ 16.40	$ 9.52
Third Quarter	$ 12.44	$ 9.21
Fourth Quarter	$ 13.36	$ 10.48

2008
First Quarter	$ 23.74	$ 14.80
Second Quarter	$ 22.82	$ 18.83
Third Quarter	$ 34.14	$ 18.72
Fourth Quarter	$ 28.89	$ 9.67

On March 19, 2010, we had approximately 541 holders of record for outstanding shares of our common stock.  This number does not include shareholders for whom shares are held in “nominee” or “street name”.

We anticipate that future earnings will be retained to finance the continuing development of our business. In addition, our bank credit facility prohibits us from declaring or paying any cash dividends or other distributions on our capital stock except for the monthly $0.50 per share dividend on our Series B convertible preferred stock, which amounts to $90,000 in the aggregate per year. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our lenders, our general financial condition and general business conditions.

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US).  The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2004 and that all dividends were reinvested.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2009:

Plan category	Number of Shares to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	50,000	$ 2.50	223,448	$ 15.29	221,883(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	50,000	$ 2.50	223,448	$ 15.29	221,883(1)
(1) Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan. Does not include shares to be issued upon exercise of outstanding options.

ITEM 6.  Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2009 has been derived from our audited consolidated financial statements.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2005	2006 Restated(1)	2007 Restated(1)	2008 Restated(1)	2009(2)
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 185,364	$ 279,820	$ 444,547	$ 736,883	$ 583,226
Gross Profit	49,714	78,622	125,692	206,988	151,414
Operating income	9,404	20,678	31,892	48,191	(49,332)
Income (loss) before income taxes	8,615	19,404	28,897	42,284	(54,482)
Net income (loss)	5,467	11,922	17,347	25,887	(42,412)
Per share amounts
Basic earnings (loss) per common share	$ 0.62	$ 1.17	$ 1.46	$ 1.99	$ (3.24)
Common shares outstanding	8,698	10,127	11,811	12,945	13,117
Diluted earnings (loss) per share	$ 0.47	$ 1.04	$ 1.35	$ 1.87	$ (3.24)
Common and common equivalent shares outstanding	11,578	11,450	12,860	13,869	13,117
(1) Basic and diluted earnings per share amounts have been restated due to adoption in the first quarter of 2009 of authoritative guidance which requires awards of unvested restricted stock to be treated as if outstanding in the calculation of earnings per share.
(2) The goodwill and other intangibles impairment charge and the Precision inventory impairment charge in 2009 reduced operating income by $66.8 million and increased basic and diluted loss per share by $3.82.

Consolidated Balance Sheet Data	As of December 31,
	2005	2006	2007	2008	2009
Total assets	$ 74,924	$ 118,811	$ 288,170	$ 397,856	$ 270,927
Long-term debt obligations	25,109	35,174	101,989	154,591	102,916
Shareholders’ equity	20,791	36,920	102,713	130,188	90,213

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Report.

General Overview

Our products and services are marketed in at least 37 states in the United States and one province in Canada to over 40,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and global economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

During 2005 the general economy and the oil and gas exploration and production business continued to improve.  Our employee headcount increased by 17.9% as a result of two acquisitions and hiring additional personnel to support increased sales.  The majority of the 2005 sales increase came from a broad-based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing.  Sales by the two businesses acquired in 2005 accounted for $7.3 million of the $24.8 million 2005 sales increase.

During 2006 the general economy and the oil and gas exploration and production business continued to be positive.  Our employee headcount increased by 45% a result of four acquisitions and hiring additional personnel to support increased sales.  The majority of the 2006 sales increase came from a broad-based increase in sales of pumps, bearings, safety products and mill supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing.  Sales by the four businesses acquired in 2006 accounted for $11.8 million of the $94.5 million 2006 sales increase.

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

During 2009 the general economy and the oil and gas exploration and production business declined significantly.  During 2009 our headcount decreased by approximately 10% as a result of actions taken to reduce operating costs.  Sales for 2009 declined by 20.9% from 2008.  Sales by businesses acquired during 2008, on a same store sales basis, accounted for $36.1 million of 2009 sales. Excluding these sales by acquired businesses, sales declined by 25.8% from 2008.  The 2009 sales decline is primarily due to a broad-based decline in the sales of pumps, bearings, safety products and mill supplies in connection with a broad-based decline in the U.S. economy.  This economic decline led to the impairment of goodwill and other intangibles.   During the fourth quarter of 2009 the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles and an impairment charge of $13.8 million to reduce the valuation of inventory acquired in the acquisition of Precision.  The impairment charges did not result in any cash expenditures, did not adversely affect compliance with covenants under our credit facility, and did not affect our cash position or cash flows from operating activities.

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

Results of Operations

	Years Ended December 31,
	2007 Restated(1)%		2008 Restated(1)%		2009(2)%
	(in millions, except percentages and per share amounts)
Sales	$ 444.5	100.0	$ 736.9	100.0	$ 583.2	100.0
Cost of sales	318.8	71.7	529.9	71.9	431.8	74.0
Gross profit	125.7	28.3	207.0	28.1	151.4	26.0
Selling, general & administrative expense	93.8	21.1	158.8	21.6	147.8	25.3
Goodwill and other intangibles impairment					53.0	9.1
Operating income (loss)	31.9	7.2	48.2	6.5	(49.3)	(8.5)
Interest expense	3.3	0.7	6.1	0.8	5.2	0.9
Other income	(0.3)	-	(0.2)	-	(0.1)	-
Income (loss) before income taxes	28.9	6.5	42.3	5.7	(54.5)	(9.3)
Provision (benefit) for income taxes	11.6	2.6	16.4	2.2	(12.1)	(2.1)
Net income (loss)	$ 17.3	3.9%	$ 25.9	3.5%	$(42.4)	(7.3%)
Per share
Basic earnings (loss) per share	$ 1.46		$ 1.99		$(3.24)
Diluted earnings (loss) per share	$ 1.35		$ 1.87		$(3.24)
(1) Basic and diluted earnings per share amounts have been restated due to adoption in the first quarter of 2009 of authoritative guidance which  requires awards of unvested restricted stock to be treated as if standing in the calculation of earnings per share.
(2) The goodwill and other intangibles impairment charge and the Precision inventory impairment charge in 2009 reduced operating income by $66.8 million and increased basic and diluted loss per share by $3.82.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

SALES.  Sales for the year ended December 31, 2009 decreased $153.7 million, or 20.9%, to approximately $583.2 million from $736.9 million in 2008. Sales for the MRO segment decreased $152.8 million, or 20.8%, to $580.5 million for the year ended December 31, 2009, from $733.3 million for 2008. Sales by businesses acquired in 2008, on a same store sales basis, accounted for $36.1 million of 2009 sales.  Excluding these sales by the acquired businesses, sales for the MRO segment decreased 25.8%.  This sales decrease is primarily due to a broad-based decrease in sales of pumps, bearings, safety products and mill supplies in connection with a broad-based decline in the U. S. economy. Sales for the Electrical Contractor segment decreased by $0.9 million, or 24.4%, to $2.7 million for the year ended December 31, 2009 from $3.6 million for 2008, resulting from the decline in the U. S. economy.  Sales of commodity and specialty type electrical products declined.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 2.1% for 2009, to 26.0% from 28.1% for 2008.  Gross profit as a percentage of sales for the MRO segment decreased to 25.9% for 2009, from 28.1% for 2008.  This decrease is the result of the $13.8 million charge in the fourth quarter of 2009 to reduce the value of inventory acquired in connection with the acquisition of Precision on September 10, 2007.  Gross profit as a percentage of sales for the Electrical Contractor segment decreased to 35.4% for 2009, from 35.9% for 2008. This decrease resulted from sales of higher margin specialty-type electrical products decreasing more than sales of commodity products decreased.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for 2009 decreased by approximately $11.0 million to $147.8 million from $158.8 million for 2008. Selling, general and administrative expense associated with the three businesses acquired in 2008, on a same store basis, accounted for $11.2 million of the 2009 expense.  On a same store basis, selling, general and administrative expense decreased approximately $36.5 million.  This decrease primarily resulted from reduced salaries, incentive compensation, employee benefits and travel expenses compared to 2008.  As a percentage of sales, the 2009 expense increased by approximately 3.8%, to 25.3% for 2009 from 21.6% for 2008.  This increase is primarily the result of sales decreasing more than selling, general and administrative expenses decreased combined with the effect of accruing $1.8 million of future rent and related expenses associated with locations closed during 2009.

GOODWILL AND OTHER INTANGIBLES IMPAIRMENT. During the fourth quarter of 2009, the Company performed the annual goodwill impairment test based on current and expected market conditions, including reduced operating results.  As a result of this test, the Company determined that goodwill and other intangibles associated with the MRO segment were impaired as of December 31, 2009.  Accordingly, the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles in the fourth quarter of 2009.

OPERATING INCOME (LOSS).  Operating loss for 2009 was $49.3 million compared to $48.2 million of income for 2008.  Operating loss for the MRO segment was $49.6 million for 2009 compared to $47.7 million of income for 2008 as a result of a $55.2 million decrease in gross profit and the $53.0 million impairment charge, partially offset by a $10.9 million decrease in selling, general and administrative expense.  Operating income for the Electrical Contractor segment decreased 46.2%, to $0.3 million for 2009, from $0.5 million for 2008, primarily as a result of decreased gross profit due to decreased sales.

INTEREST EXPENSE.  Interest expense for 2009 decreased by 14.4% from 2008.  This decrease primarily resulted from decreased market interest rates.

OTHER INCOME.  Other income for 2009 decreased to $0.1 million from $0.2 million for 2008 as a result of reduced interest income.

INCOME TAXES.  Our provision for income taxes differed from the U. S. statutory rate of 35% due to state income taxes and non-deductible expenses.  Our effective tax rate for 2009 decreased from 38.8% for 2008 primarily as a result of the non-deductible impairment charge for PFI, LLC goodwill.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

SALES.  Sales for 2008 increased $292.3 million, or 65.8%, to approximately $736.9 million from $444.5 million in 2007.  Sales for the MRO segment increased $292.0 million, or 66.2% primarily due to sales by businesses acquired in 2007 and 2008 and partially due to a broad-based increase in sales of pumps, safety products and mill supplies to companies engaged in oilfield service, oil and gas production, food processing, agriculture,  mining, electricity generation and petrochemical processing.  Sales by businesses acquired during 2007 and 2008, on a same store sales basis, accounted for $233.8 million of the 2008 MRO sales increase.  Excluding sales of the acquired businesses, on a same store sales basis, sales for the MRO segment increased 13.2%.  Sales for the Electrical Contractor segment increased $0.3 million, or 9.5%, to $3.6 million from $3.3 million for 2007.  The sales increase for the Electrical Contractor segment resulted from the sale of more commodity type electrical products.

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

We generated approximately $51.6 million of cash in operating activities in 2009 as compared to generating $18.5 million in 2008. This change between the two years was primarily attributable to the $24.1 million decrease in accounts receivable and the $46.5 million reduction in inventories in 2009 compared to a $10.9 million increase in accounts receivable and a $11.2 million increase in inventories in 2008.

During 2009 we paid $0.5 million of cash related to the purchase of businesses acquired in earlier years compared to paying $73.9 million for acquisitions in 2008.

We purchased approximately $1.6 million of capital assets during 2009 compared to $5.1 million for 2008.  Capital expenditures during 2009 and 2008 were related primarily to computer equipment, computer software, production equipment, inventory handling equipment, safety rental equipment and building improvements. Capital expenditures for 2010 are expected to be more than the 2009 amount.

At December 31, 2009, our total long-term debt, including the current portion, was $115.5 million compared to total capitalization (total long-term debt plus shareholders’ equity) of $205.7 million.  Approximately $113.5 million of this outstanding debt bears interest at various floating rates.  Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $2.3 million.

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

During 2009, the amount available to be borrowed under our credit facility increased from $37.0 million at December 31, 2008, to $37.3 million at December 31, 2009.  The increase in availability is primarily the result of the effect of reduced borrowings on the loan covenant ratios.  Our total long-term debt decreased $53.0 million during 2009.  Management believes that the liquidity of our balance sheet at December 31, 2009, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2010.

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010, this interest rate swap effectively fixed the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at 3.68% plus the margin (1.75% at December 31, 2009) in effect under the Facility.

Credit Facility

On August 28, 2008, DXP entered into a credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility).  The Facility was amended on March 15, 2010.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. The Facility matures on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory, and 50% of the net book value of non real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowings under the revolving credit portion of the facility and letters of credit outstanding, subject to the asset test described above.

On December 31, 2009, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus l.75%, the prime based rate on the revolving credit portion of the Facility was prime plus 0.25%, the commitment fee was 0.25%, the LIBOR based rate for the term loan was LIBOR plus 2.50% and the prime based rate for the term loan was prime plus 1.00%. At December 31, 2009, $110.5 million was borrowed under the Facility at a weighted average interest rate of approximately 3.5% under the LIBOR options, including the effect of the interest rate swap, and nothing was borrowed under the prime options under the Facility.  Beginning on March 15, 2010, the March 15, 2010 amendment to the Facility significantly increases the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or prime plus a margin of 1.25% to 3.00%.  If the increased rates had been in effect on December 31, 2009, the LIBOR based rate on the revolving credit portion of the Facility would have been LIBOR plus 4.00%.  If the increased rates had been in effect on December 31, 2009 the prime based rate on the revolving credit portion of the Facility would have been prime plus 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  If the increased rates had been in effect on December 31, 2009, the commitment fee would have been 0.625%.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or prime plus a margin of 1.75% to 3.50%.  If the increased rates had been in effect on December 31, 2009, the LIBOR based rate for the term loan would have been LIBOR plus 4.50%.  If the increased rates had been in effect on December 31, 2009, the prime based rate for the term loan would have been prime plus 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  The Facility was amended to waive the Fixed Charge Coverage Ratio for the period ended December 31, 2009, and modify the Leverage Ratio for the period ended December 31, 2009, to allow DXP to be in compliance with all financial covenants.  DXP would not have been in compliance with the Fixed Charge Coverage Ratio or the Leverage Ratio without the amendment.  At December 31, 2009, we had $37.3 million available for borrowing under the most restrictive covenant of the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – For the 12 month period ending December 31, 2009, the Fixed Charge Coverage Ratio has been waived. The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter from March 31, 2010 through September 30, 2010 be not less than 1.0 to 1.0, stepping up to 1.25 to 1.0 for the quarter ending December 31, 2010 and to 1.50 to 1.0 for the quarter ending March 31, 2011, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.75 to 1.0 as of December 31, 2009, 4.25 to 1.0 as of March 31, 2010, 4.00 to 1.00 as of June 30, 2010, 3.75 to 1.0 as of September 30, 2010, and 3.25 to 1.0 as of the last day of each quarter thereafter.  Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the twelve months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes, and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income (excluding any extraordinary gains or losses) of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization, other non-cash items and non-recurring items (including, without limitation, impairment charges, or asset write-offs and accruals in respect of closed locations), interest expense, and tax expense for taxes based on income and minus, to the extent added in calculating consolidated net income, any non-cash items and non-recurring items; provided that, if DXP acquires the equity interests or assets of any person during such period under circumstances permitted under the Facility, EBITDA shall be adjusted to give pro forma effect to such acquisition assuming that such transaction had occurred on the first day of such period and provided further that, if DXP divests the equity interests or assets of any person during such period under circumstances permitted under this Facility, EBITDA shall be adjusted to give pro forma effect to such divestiture assuming that such transaction had occurred on the first day of such period.  Add-backs allowed pursuant to Article 11, Regulation S-X, of the Securities Act of 1933, as amended, will also be included in the calculation of EBITDA.

Borrowings

	December 31,		Increase (Decrease)
	2008	2009
	(in thousands)
Current portion of long-term debt	$ 13,965	$ 12,595	$ (1,370)
Long-term debt, less current portion	154,591	102,916	(51,675)
Total long-term debt	$ 168,556	$ 115,511	$ (53,045)(2)
Amount available (1)	$ 36,951	$ 37,276	$ 325(3)
(1) Represents amount available to be borrowed under the Facility at the indicated date.
(2) The funds obtained from operations, including reduced inventories and receivables, were used to reduce debt.
(3) The $0.3 million increase in the amount available is primarily a result of the effect of reduced debt on the loan covenant ratios.

Performance Metrics

	December 31,		Increase (Decrease)
	2008	2009
Days of sales outstanding (in days)	48.5	50.1	1.6
Inventory turns	4.7	5.9	1.2
Results for businesses acquired in 2008 were annualized to compute these performance metrics.

Accounts receivable days of sales outstanding were 50.1 at December 31, 2009 compared to 48.5 days at December 31, 2008.  The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.  Annualized inventory turns were 5.9 times at December 31, 2009 compared to 4.7 times at December 31, 2008.  The increase in inventory turns resulted from the reduction in inventories, including the $13.8 million reduction in the value of inventory acquired in the acquisition of Precision.

Funding Commitments

We believe our cash generated from operations and available under our Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to fund potential acquisitions.  Such additional financings may include additional bank debt or the public or private sale of debt or equity securities.  In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders.  We may not be able to obtain additional financing on acceptable terms, if at all.

potential acquisitions.  Such additional financings may include additional bank debt or the public or private sale of debt or equity securities.  In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders.  We may not be able to obtain additional financing on acceptable terms, if at all.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2009 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion (1)	$ 115,511	$ 12,595	$ 20,779	$ 82,137	$ -
Operating lease obligations	36,335	9,700	13,286	5,889	7,460
Estimated interest payments (2)	430	156	223	51	-
Total	$ 152,276	$ 22,451	$ 34,288	$ 88,077	$ 7,460

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2009. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under the Facility fluctuate.  The amounts of interest incurred for borrowings under the revolving lines of credit were $2,595,000, $4,900,000 and $4,700,000 for 2007, 2008 and 2009, respectively.  Management anticipates an increased level of interest payments on the Facility in 2010 as a result of increased interest rates.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2009, we were not involved in any unconsolidated SPE transactions.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method.  For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.  Revenues recognized include product sales and billings for freight and handling charges.

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

We generally retain up to $200,000 of risk on each medical claim for our employees and dependents. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents.  The accrual is adjusted monthly based on recent claims experience.  The actual claims could deviate from recent claims experience and be materially different from the reserve.

The accrual for these claims at December 31, 2009 and 2008 was approximately $1.3 and $2.0 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. We review the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is related to our MRO segment and was included in its two reporting units which are DXP and PFI.  Goodwill of $101.0 million, before impairment, was primarily recorded in connection with the 13 acquisitions of the MRO businesses completed since 2004, all of which was included in the two reporting units for our MRO segment.  Assets, liabilities, deferred taxes and goodwill for each reporting unit were determined using the balance sheets maintained for each reporting unit.  We recorded a partial impairment of goodwill for the PFI reporting unit and a partial impairment of the goodwill for the DXP reporting unit.

When estimating fair values of a reporting unit for our goodwill impairment test, we use an income approach which incorporates management’s views.  The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate.  The primary assumptions used in the income approach were estimated cash flows and weighted average cost of capital.  Estimated cash flows were primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital.  We utilized discount rates based on weighted average cost of capital ranging from 12.0% to 14.5% when we estimated fair values of our reporting units as of December 31, 2009.  To ensure the reasonableness of the estimated fair values of our reporting units, we performed a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units.  The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and required management judgment.  The assumptions and methodologies used for valuing goodwill in the current year are consistent with those used in the prior year.

During 2009 there were significant declines in the U.S. and global economies and in oil and natural gas prices which led to declines in our sales, margins and cash flows.  Our sales and profitability declined throughout the year particularly in the fourth quarter.  We considered the impact of these significant adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of December 31, 2009.  The estimated fair values of our reporting units were negatively impacted by significant reductions in estimated cash flows for the income approach.

Our goodwill impairment analysis led us to conclude that there was a significant impairment of goodwill for the PFI reporting unit and a significant impairment of goodwill for the DXP reporting unit and, accordingly, we recorded a non-cash charge of $40.7 million to our operating results for the year ended December 31, 2009, for the impairment of our goodwill.  If we increased, or decreased, our discount rates by 10% when estimating the fair values of our reporting units, the recognized impairment would have been approximately 7% less, or approximately  10% greater, respectively.  If we increased, or decreased, our expected growth rates by 10% when estimating the fair values of our reporting units, the recognized impairment would have been approximately 1% greater, or approximately  1% less, respectively.  This impairment charge did not have an impact on our liquidity or financial covenants under our Facility; however it was a reflection of the overall downturn in our industry and decline in our projected cash flows.

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.  In connection with our goodwill impairment test we concluded the 2009 decline in the business and economic climate and significant reductions in estimated cash flows for the income approach resulted in a full impairment of the value of customer relationships for the PFI reporting unit.  This $12.3 million expense is included in the “Goodwill and other intangible impairment” expense on the Consolidated Statements of Operations.  The PFI reporting unit is part of the MRO segment.

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

Stock-Based Compensation

No future grants will be made under the Company’s existing stock option plans.  The Company currently uses restricted stock for share-based compensation programs.  Compensation expense recognized for share-based compensation programs in the years ended December 31, 2007, 2008 and 2009 was $591,000, $930,000 and $1,555,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $3,092,000 and $2,601,000, respectively, at December 31, 2008 and 2009.  As of December 31, 2009, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 30.9 months.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at December 31, 2009, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.1 million.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate Long- term Debt	$ 128	$ 106	$ 113	$ 1,637	-	-	$ 1,984	$ 1,984
Average Interest Rate	5.88%	6.25%	6.25%	6.25%		-
Floating Rate Long-term Debt	$12,467	$10,560	$10,000	$80,500	-	-	$113,527	$113,527
Average Interest Rate (1)	2.52%	2.67%	2.74%	2.04%
Total Maturities	$12,595	$10,666	$10,113	$82,137		-	$115,511	$115,511
(1) Assumes floating interest rates in effect at December 31, 2009.

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our Facility.  Through January 11, 2010 this interest rate swap effectively fixed the interest rate on $40 million of floating rate “LIBOR” borrowings under the Facility at 3.68% plus the margin (1.75% at December 31, 2009) in effect under the Facility.

ITEM 8.  Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc., and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DXP Enterprises, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 23, 2010, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

Hein & Associates LLP
Houston, Texas

March 23, 2010

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DXP Enterprises, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2009. Our report thereon dated March 23, 2010 expressed an unqualified opinion.

Hein & Associates LLP
Houston, Texas

March 23, 2010

MANAGEMENT’S REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2009, have issued an attestation report on the Company’s internal control over financial reporting, which appears on page 27.

Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls with the participation of its principal executive and principal financial officers.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in the COSO Framework.

/s/ David R. Little                                                                /s/ Mac McConnell
David R. Little                                                                                                                           Mac McConnell
Chairman of the Board and                                                                                                     Senior Vice President/Finance and
Chief Executive Officer                                                                                                                Chief Financial Officer

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2008	2009
ASSETS
Current assets:
Cash	$ 5,698	$ 2,344
Trade accounts receivable, net of allowances for doubtful accounts
of $3,494 in 2008 and $3,006 in 2009	101,191	77,066
Inventories, net	119,097	72,581
Prepaid expenses and other current assets	2,851	3,533
Federal income tax recoverable	-	235
Deferred income taxes	3,863	7,833
Total current assets	232,700	163,592
Property and equipment, net	20,331	16,955
Goodwill	98,718	60,542
Other intangibles, net of accumulated amortization of $9,605 in 2008 and $13,779 in 2009	45,227	25,727
Non-current deferred income taxes	-	3,289
Other assets	880	822
Total assets	$ 397,856	$ 270,927
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 13,965	$ 12,595
Trade accounts payable	57,551	51,185
Accrued wages and benefits	12,869	6,633
Customer advances	2,719	1,008
Federal income taxes payable	7,894	-
Other accrued liabilities	8,660	6,377
Total current liabilities	103,658	77,798
Long-term debt, less current portion	154,591	102,916
Deferred income taxes	9,419	-
Commitments and contingencies (Note 11)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2009); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2009); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,863,304 and 12,935,201 shares issued and outstanding, respectively.	128	129
Paid-in capital	56,206	58,037
Retained earnings	74,559	32,057
Accumulated other comprehensive income (loss)	(721)	(26)
Total shareholders’ equity	130,188	90,213
Total liabilities and shareholders’ equity	$ 397,856	$ 270,927
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2007	2008	2009
Sales	$ 444,547	$ 736,883	$ 583,226
Cost of sales	318,855	529,895	431,812
Gross profit	125,692	206,988	151,414
Selling, general and administrative expense	93,800	158,797	147,795
Goodwill and other intangible impairment	-	-	52,951
Operating income (loss)	31,892	48,191	(49,332)
Other income	349	223	95
Interest expense	(3,344)	(6,130)	(5,245)
Income (loss) before provision for income taxes	28,897	42,284	(54,482)
Provision (benefit) for income taxes	11,550	16,397	(12,070)
Net income (loss)	17,347	25,887	(42,412)
Preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$ 17,257	$ 25,797	$ (42,502)

Per share and share amounts
Basic earnings (loss) per common share – restated (Note 2)	$ 1.46	$ 1.99	$ (3.24)
Common shares outstanding – restated (Note 2)	11,811	12,945	13,117
Diluted earnings (loss) per share – restated (Note 2)	$ 1.35	$ 1.87	$ (3.24)
Common and common equivalent shares Outstanding – restated (Note 2)	12,860	13,869	13,117
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2007, 2008 and 2009 (in Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Share- holders	Accumulated Other Comprehensive Income (Loss)	Total
BALANCES AT DECEMBER 31, 2006	$ 1	$ 15	$ 102	$ 6,096	$31,505	$ -	$(799)	$ -	$ 36,920
Exchange of note receivable for 40,098 shares of common stock	-	-	-	-	-	(825)	799	-	(26)
Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	591	-	-	-	-	591
Exercise of stock options for 399,910 shares of common stock	-	-	4	3,394	-	-	-	-	3,398
Sale of 2,000,000 shares from public offering	-	-	20	44,553	-	-	-	-	44,573
Net income	-	-	-	-	17,347	-	-	-	17,347
BALANCES AT DECEMBER 31, 2007	$ 1	$ 15	$ 126	$54,634	$48,762	$(825)	-	-	$102,713
Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	930	-	-	-	-	930
Exercise of stock options and vesting of restricted stock for 219,160 of common stock	-	-	2	642	-	825	-	-	1,469
Net loss on interest rate swap for comprehensive income	-	-	-	-	-	-	-	(721)	(721)
Net Income	-	-	-	-	25,887	-	-	-	25,887
BALANCES AT DECEMBER 31, 2008	$ 1	$ 15	$ 128	$56,206	$74,559	-	-	$(721)	$130,188
Dividends paid	-	-	-	-	(90)	-	-		(90)
Compensation expense for restricted stock	-	-	-	1,555	-	-	-		1,555
Net gain on interest rate swap for comprehensive income								695	695
Excess tax benefit from exercise of stock options and vesting of restricted stock	-	-	-	266	-	-	-	-	266
Exercise of stock options and vesting of restricted stock for 71,897 shares of common stock	-	-	1	10	-	-	-	-	11
Net loss	-	-	-	-	(42,412)	-	-		(42,412)
BALANCES AT DECEMBER 31, 2009	$ 1	$ 15	$ 129	$58,037	$32,057	-	-	$(26)	$90,213
The accompanying notes are an integral part of these consolidated financial statements

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 17,347	$ 25,887	$ (42,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities – net of acquisitions
Goodwill and other intangible impairment	-	-	52,951
Precision inventory impairment	-	-	13,800
Depreciation	2,258	4,629	4,260
Amortization	2,704	6,363	7,216
Deferred income taxes	(559)	143	(16,678)
Stock-based compensation expense	591	930	1,555
Tax benefit related to exercise of stock options and vesting of restricted stock	(3,197)	(1,362)	(266)
Gain on sale of property and equipment	(8)	(116)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(9,253)	(10,876)	24,125
Inventories	(6,882)	(11,161)	32,716
Prepaid expenses and other assets	3,263	366	(1,665)
Accounts payable and accrued expenses	7,212	3,655	(24,027)
Net cash provided by operating activities	13,476	18,458	51,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,902)	(5,134)	(1,593)
Purchase of businesses, net of cash acquired	(125,869)	(73,943)	(491)
Proceeds from the sale of property and equipment	8	158	16
Net cash used in investing activities	(127,763)	(78,919)	(2,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	191,779	165,466	133,716
Principal payments on revolving line of credit, long-term debt and notes payable	(123,940)	(104,662)	(186,763)
Dividends paid in cash	(90)	(90)	(90)
Proceeds from exercise of stock options	202	105	10
Proceeds from sale of common stock	44,573	-	-
Tax benefit related to exercise of stock options	3,197	1,362	266
Net cash provided by (used in) financing activities	115,721	62,181	(52,861)
INCREASE (DECREASE) IN CASH	1,434	1,720	(3,354)
CASH AT BEGINNING OF YEAR	2,544	3,978	5,698
CASH AT END OF YEAR	$ 3,978	$ 5,698	$ 2,344
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	$ 3,158	$ 6,207	$ 5,338
Income taxes	$ 5,879	$ 9,263	$ 15,053
Cash income tax refunds	$ 20	$ -	$ 73
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DXP Enterprises, Inc., a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc.. DXP Enterprises, Inc. and its subsidiaries (“DXP” or the “Company”) is engaged in the business of distributing maintenance, repair and operating products, equipment and service to industrial customers.  The Company is organized into two segments:  Maintenance, Repair and Operating (MRO) and Electrical Contractor.  See Note 16 for discussion of the business segments.

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

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments, excluding derivatives, at December 31, 2008 and 2009 is as follows (in thousands):

	2008		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$ 5,698	$ 5,698	$2,344	$2,344
Long-term debt, including current portion	168,556	168,556	115,511	115,511

The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.  The carrying amounts of accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

The Company uses restricted stock for share-based compensation programs. No future grants will be made under the Company’s stock option plans.  See Note 10 – Shareholders’ Equity for additional information on stock-based compensation.

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. The extent of completion is measured as cost incurred divided by the total estimated cost. At December 31, 2008 and 2009, $1.9 million and $0.1 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable.  For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.

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

We generally retain up to $200,000 of risk on each medical claim for our employees and dependents. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents.  The accrual is adjusted monthly based on recent claims experience.  The actual claims could deviate from recent claims experience and be materially different from the reserve.

The accrual for these claims at December 31, 2009 and 2008 was approximately $1.3 and $2.0 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. We compare the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is related to our MRO segment and was included in its two reporting units which are DXP and PFI.  Goodwill of $101.0 million, before impairment, was primarily recorded in connection with the 13 acquisitions of the MRO businesses completed since 2004, all of which was included in the two reporting units for our MRO segment.  Assets, liabilities, deferred taxes and goodwill for each reporting unit were determined using the balance sheets maintained for each reporting unit.  We recorded a partial impairment of goodwill for the PFI reporting unit and a partial impairment of the goodwill for the DXP reporting unit during 2009.

When estimating fair values of a reporting unit for our goodwill impairment test, we use an income approach which incorporates management’s views.  The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate.  The primary assumptions used in the income approach were estimated cash flows and weighted average cost of capital.  Estimated cash flows were primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital.  We utilized discount rates based on weighted average cost of capital ranging from 12.0% to 14.5% when we estimated fair values of our reporting units as of December 31, 2009.  To ensure the reasonableness of the estimated fair values of our reporting units, we performed a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units.  The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and required management judgment.  The assumptions and methodologies used for valuing goodwill in the current year are consistent with those used in the prior year.

During 2009 there were significant declines in the U.S. and global economies and in oil and natural gas prices which led to declines in our sales, margins and cash flows.  Our sales and profitability declined throughout the year particularly in the fourth quarter.  We considered the impact of these significant adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of December 31, 2009.  The estimated fair values of our reporting units were negatively impacted by significant reductions in estimated cash flows for the income approach.

Our goodwill impairment analysis led us to conclude that there was a significant impairment of goodwill for the PFI reporting unit and a significant impairment of goodwill for the DXP reporting unit and, accordingly, we recorded a non-cash charge of $40.7 million to our operating results for the year ended December 31, 2009, for the impairment of our goodwill.  If we increased, or decreased, our discount rates by 10% when estimating the fair values of our reporting units, the recognized impairment would have been approximately 7% less, or approximately  10% greater, respectively.  If we increased, or decreased, our expected growth rates by 10% when estimating the fair values of our reporting units, the recognized impairment would have been approximately 1% greater, or approximately  1% less, respectively.  This impairment charge did not have an impact on our liquidity or financial covenants under our Facility; however it was a reflection of the overall downturn in our industry and decline in our projected cash flows.

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.  In connection with our goodwill impairment test we concluded the 2009 decline in the business and economic climate and significant reductions in estimated cash flows for the income approach resulted in a full impairment of the value of customer relationships for the PFI reporting unit.  This $12.3 million expense is included in the “Goodwill and other intangible impairment” expense on the Consolidated Statements of Operations.  The PFI reporting unit is part of the MRO segment.

Goodwill and Other Intangible Assets

The $43.9 million increase in goodwill and the $29.4 million increase in other intangibles from December 31, 2006 to December 31, 2007 results from recording the estimated intangibles for the acquisitions of Delta Process Equipment, Precision Industries, Inc., and Indian Fire and Safety and changes in the estimates of intangibles for businesses acquired during 2006. The changes made in 2007 to the estimates for other intangibles for the 2006 acquisitions relate primarily to increasing the value of customer relationships for Production Pump, Safety International, Safety Alliance and Gulf Coast Torch.  The adjustment to goodwill related primarily to the payment of contingent purchase price for Production Pump.  At December 31, 2008, $98.7 million and $45.2 million (net of $9.6 million of amortization) of total purchase price for acquisitions were allocated to goodwill and other intangibles, respectively.  The $37.9 million increase in goodwill and the $9.4 million increase in other intangibles from December 31, 2007 to December 31, 2008 results from recording the goodwill and estimated intangibles for acquisitions of Rocky Mtn. Supply, PFI and Falcon Pump, contingent purchase price for acquisitions completed in prior years, and changes in the estimates of goodwill and intangibles for businesses acquired in 2007.  The changes made in 2008 to the estimates for other intangibles associated with 2007 acquisitions relate primarily to increasing the value of customer relationships for Indian Fire and Safety.  The changes made to goodwill during 2008 primarily relate to reducing the value of acquired inventories for Precision and the payment of contingent purchase price for Production Pump.  The $2.5 million adjustment to increase goodwill during 2009 primarily results from a $0.9 million reduction in the value of acquired inventories for Rocky Mtn. Supply, Inc. and a $1.2 million reduction in acquired fixed assets for PFI, LLC, both of which were acquired in 2008.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the MRO segment.

The changes in the carrying amount of goodwill and other intangibles for 2007, 2008 and 2009 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Net balance as of December 31, 2006	$ 23,428	$ 16,964	$ 6,464
Acquired during the year	75,286	48,067	27,219
Adjustments to prior year estimates	691	(4,182)	4,873
Amortization	(2,704)	-	(2,704)
Balance as of December 31, 2007	$ 96,701	$ 60,849	$ 35,852
Acquired during the year	45,682	31,402	14,280
Adjustments to prior year estimates	7,925	6,467	1,458
Amortization	(6,363)	-	(6,363)
Balance as of December 31, 2008	$ 143,945	$ 98,718	$ 45,227
Adjustments to prior year estimates	2,491	2,491	-
Amortization	(7,216)	-	(7,216)
Impairment	(52,951)	(40,667)	(12,284)
Balance as of December 31, 2009	$ 86,269	$ 60,542	$ 25,727

A summary of amortizable other intangible assets follows (in thousands):

	As of December 31, 2008		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (582)	$ 2,496	$ (706)
Customer relationships	50,416	(8,289)	35,390	(11,908)
Non-compete agreements	1,920	(734)	1,620	(1,165)
Total	$ 54,832	$ (9,605)	$ 39,506	$ (13,779)

The estimated future annual amortization of intangible assets for each of the next five years follows (in thousands):

2010                      $  5,113
2011                      $  4,841
2012                      $  4,708
2013                      $  3,988
2014                      $  3,728

The weighted average useful lives of acquired intangibles related to vendor agreements, customer relationships, and non-compete agreements are 20 years, 7.0 years and 3.1 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 7.6 years.

Of the $86.3 million net balance of goodwill and other intangibles at December 31, 2009, $71.6 million is expected to be deductible for tax purposes.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2003.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest is insignificant and there are no penalties accrued at December 31, 2009.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

2.  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This authoritative guidance does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this authoritative guidance are to be applied prospectively as of the beginning of the fiscal year in which this is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of this authoritative guidance are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued authoritative guidance which delayed the effective date of this authoritative guidance to fiscal years beginning after November 15, 2008 and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). See Note 14 “Fair Value of Financial Assets and Liabilities” for additional information on the adoption of this authoritative guidance.

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

In March 2008, the FASB issued authoritative guidance which amends and expands the disclosure requirements of previous authoritative guidance to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. This authoritative guidance also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  This authoritative guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ended March 31, 2009.  As this pronouncement is only disclosure-related, it did not have an impact on DXP’s financial position and results of operations.

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

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method. The authoritative guidance is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company in the first quarter of 2009. The Company has granted awards of restricted stock that contain non-forfeitable rights to dividends which are considered participating securities under this authoritative guidance.  Because these awards are participating securities under the authoritative guidance, the Company is required to include these instruments in the calculation of earnings per share using the two-class method.  The adoption of the authoritative guidance reduced basic and diluted earnings per share by $0.01 for 2007 and by $0.02 for 2008. Basic earnings per share, diluted earnings per share, weighted average common shares outstanding and weighted average common and common equivalent shares outstanding for 2007 and 2008 have been restated.

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

3.  ACCOUNTING METHODS ADOPTED JANUARY 1, 2008

On January 1, 2008, we elected to change our costing method for our inventories accounted for on the last-in, first-out method (“LIFO”) to the first-in, first-out (“FIFO”) method.  The percentage of total inventories accounted for under the LIFO method was approximately 46% at December 31, 2007.  We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method.  The FIFO method also better reflects current acquisition costs of those inventories on our consolidated balance sheets and enhances the matching of future cost of sales with revenues. In accordance with authoritative guidance, all prior periods presented have been adjusted to apply the new method retrospectively.  The effect of the change in our inventory costing method includes the LIFO reserve and related impact on the obsolescence reserve.  This change increased our inventory balance by $2.0 million and increased retained earnings, net of income tax effects, by $1.2 million as of January 1, 2004.  The effect of this change in accounting principle was immaterial to the results of operations for all prior periods presented from January 1, 2004 through December 31, 2007.

On January 1, 2008, we also changed our accounting method from the completed-contract method to the percentage of completion method for binding agreements to fabricate tangible assets to customers’ specifications in accordance with authoritative guidance.  The percentage-of-completion method presents the economic substance of these transactions more clearly and timely than the completed-contract method.  The effect of this change in accounting principle was immaterial to results of operations and balance sheets for all prior periods presented.

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

On September 10, 2007, DXP completed the acquisition of Precision Industries, Inc. (“Precision”).  DXP acquired this business to expand DXP’s geographic presence and strengthen DXP’s integrated supply offering.  The Company paid $106 million in cash for Precision.  The purchase price was funded using approximately $24 million of cash on hand and approximately $82 million borrowed from a new credit facility.  In addition, DXP paid $0.1 million additional purchase price contingent upon 2008 and 2009 product savings.

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

During 2008 the initial purchase price allocation for 2007 acquisitions was adjusted to allocate $1.5 million of purchase price to other intangibles and increase goodwill by $6.5 million.  The changes made in 2008 to the estimates for other intangibles associated with 2007 acquisitions relate primarily to increasing the value of customer relationships for Indian Fire & Safety.  The changes made to goodwill primarily relate to reducing the value of acquired inventories for Precision and the payment of contingent purchase price for Production Pump.

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

The allocation of purchase price for all acquisitions completed in 2008 was preliminary in the December 31, 2008 consolidated balance sheets.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2008 as reflected in the December 31, 2008 consolidated financial statements (in thousands):

Cash	$ 678
Accounts Receivable	10,336
Inventory	27,793
Property and equipment	2,757
Goodwill and intangibles	45,375
Other assets	339
Assets acquired	87,278
Current liabilities assumed	(6,039)
Non-current liabilities assumed	(5,775)
Net assets acquired	$ 75,464

During 2009 the initial purchase price allocation for the 2008 acquisitions was adjusted to allocate $2.5 million of purchase price to goodwill.  These increases in goodwill primarily related to reducing the value of inventories and fixed assets for the 2008 acquisitions. During the fourth quarter of 2009 the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles associated with the MRO segment.

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2007 and 2008, assuming the purchases completed in 2007 and 2008 were consummated as of January 1 of each year follows:

	Years Ended December 31,
	2007	2008
	(Unaudited)
	In Thousands, except for per share data

Net sales	$740,059	$796,164
Net income	$ 22,709	$ 27,828

Per share data
Basic earnings	$1.78	$2.14
Diluted earnings	$1.64	$2.01

5.  PRECISION INVENTORY IMPAIRMENT

During the fourth quarter of 2009 the Company determined that the value of inventory acquired in connection with the acquisition of Precision on September 10, 2007, was overstated by $13.8 million because the inventory is obsolete, expired, old and/or slow moving.  The $13.8 million charge to reduce the value of this inventory is included in cost of sales for 2009.

6.  INVENTORIES:

The carrying values of inventories are as follows:

	December 31,
	2008	2009
	(in Thousands)
Finished goods	$117,582	$ 72,270
Work in process	1,515	311
Inventories	$119,097	$ 72,581

7.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2008	2009
	(in Thousands)
Land	$ 1,775	$ 1,775
Buildings and leasehold improvements	7,480	7,672
Furniture, fixtures and equipment	24,202	22,325
	33,457	31,772
Less – Accumulated depreciation and amortization	(13,126)	(14,817)
	$20,331	$16,955

8.  LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2008	2009
	(in Thousands)
Line of credit	$112,000	$ 75,000
Term loan, payable in quarterly installments of $2.5 million through August 2013	47,500	35,500
Unsecured notes payable to individuals at 6.0%, payable in monthly installments through December 2009	862	-
Unsecured notes payable to individuals, at variable rates (1.25% to 3.5% at December 31, 2009) payable in monthly installments through November 2011	5,901	3,027
Mortgage loans payable to financial institutions, 6.25% collateralized by real estate, payable in monthly installments through January 2013	2,050	1,956
Other notes	243	28
	168,556	115,511
Less: Current portion	(13,965)	(12,595)
	$154,591	$102,916

On August 28, 2008, DXP entered into a credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility).  The Facility was amended on March 15, 2010.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. The Facility matures on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory, and 50% of the net book value of non real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowings under the revolving credit portion of the facility and letters of credit outstanding, subject to the asset test described above.

On December 31, 2009, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus l.75%, the prime based rate on the revolving credit portion of the Facility was prime plus 0.25%, the commitment fee was 0.25%, the LIBOR based rate for the term loan was LIBOR plus 2.50% and the prime based rate for the term loan was prime plus 1.00%. At December 31, 2009, $110.5 million was borrowed under the Facility at a weighted average interest rate of approximately 3.5% under the LIBOR options, including the effect of the interest rate swap, and nothing was borrowed under the prime options under the Facility.  Beginning on March 15, 2010, the March 15, 2010 amendment to the Facility significantly increases the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or prime plus a margin of 1.25% to 3.00%.  If the increased rates had been in effect on December 31, 2009, the LIBOR based rate on the revolving credit portion of the Facility would have been LIBOR plus 4.00%.  If the increased rates had been in effect on December 31, 2009 the prime based rate on the revolving credit portion of the Facility would have been prime plus 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  If the increased rates had been in effect on December 31, 2009, the commitment fee would have been 0.625%.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or prime plus a margin of 1.75% to 3.50%.  If the increased rates had been in effect on December 31, 2009, the LIBOR based rate for the term loan would have been LIBOR plus 4.50%.  If the increased rates had been in effect on December 31, 2009, the prime based rate for the term loan would have been prime plus 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  The Facility was amended to waive the Fixed Charge Coverage Ratio for the period ended December 31, 2009, and to amend the Leverage Ratio for the period ended December 31, 2009,  to allow DXP to be in compliance with all financial covenants.  DXP would not have been in compliance with the Fixed Charge Coverage Ratio or the Leverage Ratio without the amendment.  At December 31, 2009, we had $37.3 million available for borrowing under the most restrictive covenant of the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio – For the 12 month period ending December 31, 2009, the Fixed Charge Coverage Ratio has been waived. The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter from March 31, 2010 through September 30, 2010 be not less than 1.0 to 1.0, stepping up to 1.25 to 1.0 for the quarter ending December 31, 2010 and to 1.50 to 1.0 for the quarter ending March 31, 2011, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.75 to 1.0 as of December 31, 2009, 4.25 to 1.0 as of March 31, 2010, 4.00 to 1.00 as of June 30, 2010, 3.75 to 1.0 as of September 30, 2010, and 3.25 to 1.0 as of the last day of each quarter thereafter.  Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the twelve months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes, and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income (excluding any extraordinary gains or losses) of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization, other non-cash items and non-recurring items (including, without limitation, impairment charges, or asset write-offs and accruals in respect of closed locations), interest expense, and tax expense for taxes based on income and minus, to the extent added in calculating consolidated net income, any non-cash items and non-recurring items; provided that, if DXP acquires the equity interests or assets of any person during such period under circumstances permitted under the Facility, EBITDA shall be adjusted to give pro forma effect to such acquisition assuming that such transaction had occurred on the first day of such period and provided further that, if DXP divests the equity interests or assets of any person during such period under circumstances permitted under this Facility, EBITDA shall be adjusted to give pro forma effect to such divestiture assuming that such transaction had occurred on the first day of such period.  Add-backs allowed pursuant to Article 11, Regulation S-X, of the Securities Act of 1933 will also be included in the calculation of EBITDA.

The Facility prohibits the payment of cash dividends on the Company’s common stock.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2010	$ 12,595
2011	10,666
2012	10,113
2013	82,137
2014	-
Thereafter	-

9.  INCOME TAXES:

The provision for income taxes consists of the following:

	Years Ended December 31,
	2007	2008	2009
	(in Thousands)
Current -
Federal	$ 10,939	$ 14,605	$ 3,849
State	1,170	1,649	759
	12,109	16,254	4,608
Deferred	(559)	143	(16,678)
	$ 11,550	$ 16,397	$(12,070)

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows:

	Years Ended December 31,
	2007	2008	2009
	(in Thousands)
Income taxes computed at federal statutory rate	$ 10 ,114	$ 14,799	$(19,069)
State income taxes, net of federal benefit	760	1,072	492
Nondeductible impairment expense	-	-	6,852
Other	676	526	(345)
	$ 11,550	$ 16,397	$(12,070)

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2008	2009
	(in Thousands)
Net current assets	$ 3,863	$ 7,833
Net non-current assets	-	3,289
Net non-current liabilities	(9,419)	-
Net assets (liabilities)	$(5,556)	$ 11,122

Deferred tax liabilities and assets were comprised of the following:

	December 31,
	2008	2009
	(in Thousands)
Deferred tax assets:
Goodwill	$ 440	$ 5,778
Allowance for doubtful accounts	1,340	1,052
Inventories	1,316	6,792
State net operating loss carryforwards	16	-
Accruals	401	936
Interest rate swap	481	16
Other	366	280
Total deferred tax assets	4,360	14,854
Less valuation allowance	(16)	-
Total deferred tax assets, net of valuation allowance	4,344	14,854
Deferred tax liabilities
Goodwill	(1,356)	(1,028)
Intangibles	(7,009)	(1,106)
Property and equipment	(1,409)	(1,499)
Other	(126)	(99)
Net deferred tax asset (liability)	$(5,556)	$11,122

10.  SHAREHOLDERS' EQUITY:

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

Restricted Stock

Under a restricted stock plan approved by DXP’s shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of December 31, 2009, vest 20% each year for five years after the date of grant, 33.3% each year for three years after the grant date or 10% each year for ten years after the grant date.  The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date.  The Restricted Stock Plan provides for a grant to each non-employee director of DXP, consisting of the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on the July 1 of the award year.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized, granted and available for future grant under the Restricted Stock Plan at December 31, 2009:

Number of shares authorized for grants	600,000
Number of shares granted	400,881
Number of shares forfeited	22,764
Number of shares available for future grants	221,883
Weighted-average grant price of granted shares	$ 15.34

Changes in non-vested restricted stock for 2007, 2008 and 2009 were as follows:

	Number Of Shares	Weighted Average Grant Price
Non-vested at December 31, 2006	87,396	$12.33
Granted	161,120	$18.54
Vested	36,064	$13.65
Non-vested at December 31, 2007	212,452	$16.81
Granted	57,506	$13.21
Vested	(54,708)	$16.60
Non-vested at December 31, 2008	215,250	$15.91
Granted	94,859	$13.96
Forfeited	(22,764)	$13.15
Vested	(63,897)	$16.17
Non-vested at December 31, 2009	223,448	$15.29

Compensation expense recognized for restricted stock in the years ended December 31, 2007, 2008 and 2009 was $591,000, $930,000 and $1,555,000, respectively.  Related income tax benefits recognized in earnings were approximately $236,000, $372,000 and $622,000 in 2007, 2008 and 2009, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $3,092,000 and $2,601,000, respectively, at December 31, 2008 and 2009.  As of December 31, 2009, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 30.9 months.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-Term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorized the grant of options to purchase 1,800,000, 660,000 and 400,000 shares of the Company’s common stock, respectively.  In accordance with these stock option plans that were approved by the Company’s shareholders, options were granted to key personnel for the purchase of shares of the Company’s common stock at prices not less than the fair market value of the shares on the dates of grant.  Most options could be exercised not earlier than 12 months nor later than 10 years from the date of grant. No future grants will be made under these stock option plans.  Activity during 2007, 2008 and 2009 with respect to the stock options follows:

	Shares	Options Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	622,362	$0.46 - $3.36	$0.70	$10,464,000
Exercised	(399,910)	$0.46 - $1.25	$0.50	$ 8,511,000
Outstanding at December 31, 2007	222,452	$0.50 - $3.36	$1.07	$ 4,953,000
Exercised	(164,452)	$0.50 - $0.68	$0.64	$ 3,511,000
Outstanding and exercisable at December 31, 2008	58,000	$1.25 - $3.36	$2.33	$ 712,000
Exercised	(8,000)	$1.25	$1.25	$ 85,000
Outstanding and exercisable at December 31, 2009	50,000	$1.25 - $3.36	$2.50	$ 529,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during 2007, 2008 and 2009, was approximately $8.5 million, $3.5 million and $0.1 million, respectively. Cash received from stock options exercised during 2007, 2008 and 2009 was $202,000, $105,000 and $10,000, respectively.

Stock options outstanding and currently exercisable at December 31, 2009 are as follows:

Options Outstanding and Exercisable
		Weighted Average
		Remaining	Weighted
Range of	Number	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price
$1.25	10,000	0.3	$1.25
$2.26 to $3.36	40,000	4.9	$2.81

The options outstanding at December 31, 2009, expire between April 2010 and May 2015. The weighted average remaining contractual life was 3.2 years, 4.5 years and 4.0 years at December 31, 2007, 2008 and 2009, respectively.

Certain Equity Related Transactions

During 2007, 2008 and 2009, employees and directors of DXP exercised non-qualified stock options.  DXP received a tax deduction for the amount of the difference between the exercise price and the fair market value of the shares recognized as income by the individuals exercising the options. The after tax benefit of the tax deduction is accounted for as an increase in paid-in capital.

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

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2008 and 2009.

	2007	2008	2009
	(in Thousands, except per share amounts)
Basic:
Basic weighted average shares outstanding	11,811	12,945	13,117
Net income (loss)	$17,347	$25,887	$(42,412)
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$17,257	$25,797	$(42,502)
Per share amount	$1.46	$1.99	$(3.24)

Diluted:
Basic weighted average shares outstanding	11,811	12,945	13,117
Net effect of dilutive stock options based on the treasury stock method	209	84	-
Assumed conversion of convertible preferred stock	840	840	-
Total common and common equivalent shares outstanding	12,860	13,869	13,117
Net income (loss) attributable to common shareholders	$17,257	$25,797	$(42,502)
Convertible preferred stock dividend	90	90	-
Net income (loss) for diluted earnings per share	$17,347	$25,887	$(42,502)
Per share amount	$1.35	$1.87	$(3.24)

11.  COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2009, for non-cancelable leases are as follows (in thousands):

2010	$ 9,700
2011	7,991
2012	5,295
2013	3,452
2014	2,437
2015	985
Thereafter	6,475

Rental expense for operating leases was $5,637,000, $10,351,000 and $12,201,000 for the years ended December 31, 2007, 2008 and 2009 respectively.

In 2004, DXP and DXP’s vendor of fiberglass reinforced pipe were sued in Louisiana by a major energy company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms.  Plaintiff alleges negligence, breach of contract, warranty and that damages exceed $20 million.  DXP believes the failures were caused by the failure of the pipe itself and not by work performed by DXP.  DXP intends to vigorously defend these claims.  DXP’s insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.  The maximum amount of our insurance coverage, if any, is $6 million. Under certain circumstance, our insurance may not cover this claim. DXP currently believes that this claim is without merit.

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

12.  EMPLOYEE BENEFIT PLANS:

The Company offers a 401(k) plan which is eligible to substantially all employees.  During 2007, 2008 and part of 2009, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. During 2009 the Company stopped matching employee contributions.  The Company contributed $847,000, $1,450,000 and $823,000 to the 401(k) plan in the years ended December 31, 2007, 2008 and 2009, respectively.

13.  RELATED-PARTY TRANSACTIONS:

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

14:  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The following table summarizes the valuation of our financial instruments (an interest rate swap) by input levels as of December 31, 2009 (in thousands):

Fair Value Measurement
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities – Other accrued liabilities	$ -	$ -	$ (42)	$ (42)
Non-current liabilities	-	-	-	-
Total	$ -	$ -	$ (42)	$ (42)

The following presents the changes in Level 3 liabilities for 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Fair value at January 1,	$ -	$ -	$ (1,202)
Realized and unrealized gains (losses) included in other comprehensive income	-	(1,202)	1,160
Fair value at December 31,	$ -	$ (1,202)	$ (42)

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of the Facility.  Through January 11, 2010, this interest rate swap effectively fixes the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at one-month LIBOR of 3.68% plus the margin (1.75% at December 31, 2009) in effect under the Facility.  Amounts paid or received in connection with the swap are included in interest expense.  This swap is designated as a cash flow hedging instrument.  Changes in the fair value of the swap are included in other comprehensive income.  See Note 15 “Other Comprehensive Income” for gain and (loss), net of income taxes, on the interest rate swap.

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.  In 2009, the Company recorded a charge of $53.0 million related to the impairment of goodwill and other intangibles at the DXP and PFI reporting units.  The fair market value of these reporting units was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows.  Management estimated the amount and timing of future cash flows based on its experience and knowledge of the business environment in which the reporting units operate.  This impairment charge is included in operating expenses in the accompanying consolidated statements of income.  The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

15: OTHER COMPREHENSIVE INCOME

Other Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has other comprehensive income related to changes in interest rates in connection with an interest rate swap, which is recorded as follows:

	Years Ended December 31, (in thousands)
	2007	2008	2009
Net income (loss)	$17,347	$25,887	$(42,412)
Gain (loss) from interest rate swap, net of income taxes	-	(721)	695
Comprehensive income (loss)	$17,347	$25,166	$(41,717)

At December 31, 2007, 2008 and 2009, the accumulated derivative loss, net of income tax was zero, $721,000 and $26,000, respectively.

16. SEGMENT DATA:

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

Financial information relating to the Company’s segments is as follows:

		Electrical
	MRO	Contractor	Total
	(in Thousands)
2007
Sales	$ 441,250	$ 3,297	$ 444,547
Operating income	31,483	409	31,892
Income before tax	28,597	300	28,897
Income tax provision	11,430	120	11,550
Identifiable assets	286,693	1,477	288,170
Capital expenditures	1,891	11	1,902
Depreciation and amortization	4,958	4	4,962
Interest expense	3,236	108	3,344

2008
Sales	$ 733,273	$ 3,610	$ 736,883
Operating income	47,697	494	48,191
Income before tax	41,922	362	42,284
Income tax provision	16,252	145	16,397
Identifiable assets	396,328	1,528	397,856
Capital expenditures	5,134	-	5,134
Depreciation and amortization	10,988	4	10,992
Interest expense	5,999	131	6,130

2009
Sales	$ 580,497	$ 2,729	$ 583,226
Impairment of goodwill and other intangibles	52,951	-	52,951
Operating income (loss)	(49,598)	266	(49,332)
Income (loss) before tax	(54,629)	147	(54,482)
Income tax provision	(12,129)	59	(12,070)
Identifiable assets	269,607	1,320	270,927
Capital expenditures	1,498	95	1,593
Depreciation and amortization	11,473	3	11,476
Interest expense	5,126	119	5,245

On March 5, 2010, the Company sold all of the assets of the Electrical Contractor segment for approximately $1.4 million

17. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2007, 2008 and 2009 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Sales	$ 83.6	$ 85.3	$ 106.8	$ 168.8
Gross profit	24.9	24.5	29.9	46.4
Net income	3.7	3.4	4.5	5.7
Earnings per share – basic (Restated) – Note 2	0.36	0.30	0.35	0.44
Earnings per share – diluted (Restated) – Note 2	0.32	0.28	0.33	0.41

2008
Sales	$ 168.5	$ 187.8	$ 186.9	$ 193.6
Gross profit	45.9	51.9	52.3	56.9
Net income	5.4	6.4	7.0	7.0
Earnings per share – basic (Restated) – Note 2	0.42	0.49	0.54	0.54
Earnings per share – diluted (Restated) – Note 2	0.39	0.46	0.51	0.51

2009
Sales	$ 157.6	$ 144.4	$ 143.4	$ 137.8
Gross profit	46.1	41.4	40.8	23.1
Goodwill and other intangibles impairment	-	-	-	(53.0)
Net income (loss)	3.2	2.2	2.7	(50.5)
Earnings (loss) per share - basic	0.24	0.16	0.20	(3.84)
Earnings (loss) per share - diluted	0.23	0.15	0.19	(3.84)

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2009, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

(B)           Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, the control structures between DXP and a significant business acquired in September of 2007 were standardized, including the migration of a large portion of the acquired business systems on to the legacy DXP computer systems.  This standardization of control structures, along with improved maintenance of internal control documentation and the testing of general computer controls before the end of 2009 are expected to prevent a recurrence of the material weakness identified at December 31, 2008.

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy statement for the 2010 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

3.           Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
No.           Description

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

4.2	See Exhibit 3.1 for provisions of the Company's Restated Articles of Incorporation, as amended, defining the rights of security holders.

4.3	See Exhibit 3.2 for provisions of the Company's Bylaws defining the rights of security holders.

+10.1
DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed with the Commission on August 16, 1999).

+10.2           DXP Enterprises, Inc. 1999 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999), filed with the Commission on August 16, 1999.

+10.3
DXP Enterprises, Inc. Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

+10.4
Amendment Number One to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

+10.5
Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R.       Little (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

+10.6
Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 6, 2004).

+10.7
Amendment Number One to DXP Enterprises, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005).

+10.8
Summary Description of Director Fees (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005).

+10.9
Summary Description of Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005).

+10.10
Amendment Number Two to DXP Enterprises, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005).

+10.11
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, (filed with the Commission on March 10, 2006).

+10.12
Amendment Number One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2006).

+10.13
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2006).

10.14
Stock Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Precision Industries, Inc., and the selling stockholders dated August 19, 2007, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 21, 2007).

10.15
Asset Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Lone Wolf Rental, LLC, Indian Fire and Safety, Inc., and the other parties named therein dated October 18, 2007, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 22, 2007).

10.16
Stock Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Vertex Corporate Holdings, Inc., the stockholders of Vertex Corporate Holdings, Inc. and Watermill-Vertex Enterprises, LLC, dated August 28, 2008, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 29, 2008).

10.17
Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto dated August 28, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 29, 2008 and the Company’s Current Report on Form 8-K/A, filed with the Commission on September 23, 2009).

10.18
Amendment Number Two to Employment Agreement dated effective January 1, 2004 between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2009).

10.19
Exhibits and schedules to the Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto, dated August 28, 2008 (incorporated by reference to Amendment Number Two to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 23, 2009).

10.20
Amendment Number One to Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto, dated August 28, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 16, 2010).

18.1
Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 12, 2008.)

*21.1	Subsidiaries of the Company.

*23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing with the Commission as indicated.

+ Indicates a management contract or compensation plan or arrangement.

The Company undertakes to furnish to any shareholder so requesting a copy of any of the exhibits to this Report on upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S
REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
  DXP Enterprises, Inc. and Subsidiaries
Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 2010.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Hein & Associates, LLP
Houston, Texas
March 23, 2010

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2009, 2008 and 2007 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2009 Deducted from assets accounts Allowance for doubtful accounts	$ 3,494	$ 675	$ -	$1,163(1)	$3,006
Valuation allowance for deferred tax assets	$ 16	$ -	$ -	$ (16) (2)	-
Year ended December 31, 2008 Deducted from assets accounts Allowance for doubtful accounts	$ 2,131	$ 1,424	$ 157(3)	$ 218(1)	$ 3,494
Valuation allowance for deferred tax assets	$ 33	$ -	$ -	$ 17(2)	16
Year ended December 31, 2007 Deducted from assets accounts Allowance for doubtful accounts	$ 1,482	$ 552	$ 253(3)	$ 156(1)	$ 2,131
Valuation allowance for deferred tax assets	$ 41	$ -	$ -	$ 8(2)	33
(1) Uncollectible accounts written off, net of recoveries.
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

Dated: March 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President	March 23, 2010
David R. Little	Chief Executive Officer and Director
(Principal Executive Officer)

/s/Mac McConnell	Senior Vice President/Finance and	March 23, 2010
Mac McConnell	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Charles R. Strader	Senior Vice President of Strategic Initiatives	March 23, 2010
Charles R. Strader

/s/Cletus Davis	Director	March 23, 2010
Cletus Davis

/s/Timothy P. Halter	Director	March 23, 2010
Timothy P. Halter

/s/Kenneth H. Miller	Director	March 23, 2010
Kenneth H. Miller