Form 10-Q
period 2010-03-31
DXP ENTERPRISES INC
filed 2010-05-10
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission File Number: 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

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

Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of May 7, 2010:  13,737,189.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$ 4,186	$ 2,344
Trade accounts receivable, net of allowances for doubtful accounts
of $3,076 in 2010 and $3,006 in 2009	82,977	77,066
Inventories, net	70,112	72,581
Prepaid expenses and other current assets	4,442	3,533
Federal income tax recoverable	-	235
Deferred income taxes	8,003	7,833
Total current assets	169,720	163,592
Property and equipment, net	15,955	16,955
Goodwill	60,542	60,542
Other intangibles, net of accumulated amortization of $15,078 in 2010 and $13,779 in 2009	24,428	25,727
Non-current deferred income taxes	3,042	3,289
Other assets	736	822
Total assets	$ 274,423	$ 270,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 12,137	$ 12,595
Trade accounts payable	53,636	51,185
Accrued wages and benefits	7,884	6,633
Federal income taxes payable	1,652	-
Customer advances	685	1,008
Other accrued liabilities	6,203	6,377
Total current liabilities	82,197	77,798
Long-term debt, less current portion	98,065	102,916
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2010); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2010); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,960,208 in 2010 and 12,935,201 in 2009 shares issued and outstanding	129	129
Paid-in capital	58,390	58,037
Retained earnings	35,626	32,057
Accumulated other comprehensive income (loss)	-	(26)
Total shareholders’ equity	94,161	90,213
Total liabilities and shareholders’ equity	$ 274,423	$ 270,927
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2010	2009
Sales	$ 146,992	$ 157,604
Cost of sales	105,037	111,530
Gross profit	41,955	46,074
Selling, general and administrative expense	35,208	39,382
Operating income	6,747	6,692
Other income	203	14
Interest expense	(994)	(1,453)
Income before income taxes	5,956	5,253
Provision for income taxes	2,364	2,081
Net income	3,592	3,172
Preferred stock dividend	(23)	(15)
Net income attributable to common shareholders	$ 3,569	$ 3,157

Basic income per share	$ 0.27	$ 0.24
Weighted average common shares outstanding	13,159	13,079
Diluted income per share	$ 0.26	$ 0.23
Weighted average common and common equivalent shares outstanding	14,028	13,952
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
OPERATING ACTIVITIES:
Net income	$ 3,592	$ 3,172
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions and divestitures
Depreciation	923	1,098
Amortization of intangibles	1,299	1,806
Compensation expense for restricted stock	252	262
Tax benefit related to exercise of stock options and vesting of restricted stock	(101)	-
Deferred income taxes	77	(356)
Gain on sale of property and equipment	(188)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(6,144)	19,123
Inventories	1,487	7,373
Prepaid expenses and other current assets	(648)	(1,222)
Accounts payable and accrued expenses	5,265	(9,424)
Net cash provided by operating activities	5,814	21,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(169)	(921)
Purchase of businesses, net of cash acquired	-	(52)
Proceeds from the sale of business	1,428	-
Net cash provided by (used in) investing activities	1,259	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	33,935	24,809
Principal payments on revolving line of credit and other long-term debt	. (39,244)	. (45,068)
Dividends paid in cash	(23)	(15)
Tax benefit related to exercise of stock options and vesting of restricted stock	101	-
Net cash used in financing activities	(5,231)	(20,274)
INCREASE IN CASH	1,842	585
CASH AT BEGINNING OF PERIOD	2,344	5,698
CASH AT END OF PERIOD	$ 4,186	$ 6,283

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31
	2010	2009

Net income	$ 3,592	$ 3,172
Gain from interest rate swap, net of income taxes	26	107
Comprehensive income	$ 3,618	$ 3,279

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2: THE COMPANY

DXP Enterprises, Inc., a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP is engaged in the business of distributing maintenance, repair and operating products, equipment and service to industrial customers.  DXP management has modified how it manages and evaluates the segments of our business.  The Company is now organized into three segments:  Maintenance, Repair and Operating (“MRO”), Precision Supply Chain Services (“PSCS”) and Innovative Pumping Solutions (“IPS”).  See Note 8 for discussion of the business segments.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires new disclosures of (i) the amounts of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers and (ii) information in the reconciliation of recurring Level 3 measurements (those using significant unobservable inputs) about purchases, sales, issuances, and settlements on a gross basis.  This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements, which does not become effective until interim and annual periods beginning after December 15, 2010.  As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

NOTE 4: STOCK-BASED COMPENSATION

Stock Options as of the Quarterly Period Ended March 31, 2010

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of March 31, 2010, all outstanding options were non-qualified stock options.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2010:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	50,000	$ 2.50	3.2	$ 529,000
Granted	-
Exercised	10,000	$ 1.25
Options outstanding and exercisable at March 31, 2010	40,000	$ 2.81	4.7	$ 398,000

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2010 was $97,000.  Cash received from stock options exercised during the quarterly period ended March 31, 2010 was $12,500.

Stock options outstanding and currently exercisable at March 31, 2010 are as follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.26 - $3.36	40,000	4.7	$2.81

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of March 31, 2010 vest 100% one year after the grant date, 33.3% each year for three years after the grant date,  20% each year for five years after the grant date or 10% each year for ten years after the grant date, as specified in the award of such grant.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2010:

Number of shares authorized for grants	600,000
Number of shares granted	(404,016)
Number of shares forfeited	22,764
Number of shares available for future grants	218,748
Weighted-average grant price of granted shares	$ 15.24

Changes in restricted stock for the three months ended March 31, 2010 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2009	223,448	$ 15.29
Granted	3,135	$ 11.48
Vested	(15,007)	$ 11.74
Unvested at March 31, 2010	211,576	$ 15.48

Compensation expense associated with restricted stock recognized in the three months ended March 31, 2010 and 2009 was $252,000 and $262,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,314,000 and $2,601,000 at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 28 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows as of the dates specified (in thousands):

	March 31, 2010	December 31, 2009

Finished goods	$ 69,727	$ 72,270
Work in process	385	311
Inventories	$ 70,112	$ 72,581

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2010 are as follows as of the dates specified (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2009	$ 86,269	$ 60,542	$ 25,727
Acquired during the year	-	-	-
Adjustments to prior year estimates	-	-	-
Amortization	(1,299)	-	(1,299)
Balance as of March 31, 2010	$ 84,970	$ 60,542	$ 24,428

A summary of amortizable intangible assets follows (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (738)	$ 2,496	$ (706)
Customer relationships	35,390	(13,066)	35,390	(11,908)
Non-compete agreements	1,620	(1,274)	1,620	(1,165)
Total	$ 39,506	$ (15,078)	$ 39,506	$ (13,779)

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended
	March 31
	2010	2009
Basic:
Weighted average shares outstanding	13,159,149	13,078,661
Net income	$ 3,592,000	$ 3,172,000
Convertible preferred stock dividend	(23,000)	(15,000)
Net income attributable to common shareholders	$ 3,569,000	$ 3,157,000
Per share amount	$ 0.27	$ 0.24

Diluted:
Weighted average shares outstanding	13,159,149	13,078,661
Net effect of dilutive stock options – based on the treasury stock method	28,623	33,764
Assumed conversion of convertible preferred stock	840,000	840,000
Total	14,027,772	13,952,425
Net income attributable to common shareholders	$ 3,569,000	$ 3,157,000
Convertible preferred stock dividend	23,000	15,000
Net income for diluted earnings per share	$ 3,592,000	$ 3,172,000
Per share amount	$ 0.26	$ 0.23

NOTE 8: SEGMENT REPORTING

The MRO Segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including logistics capabilities, to industrial customers.  The MRO segment provides a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, fastener, general mill, safety supply and electrical products categories.  The IPS segment fabricates and assembles custom-made engineered pump packages.  The PSCS segment manages all or part of customer supply chains, including inventories.  The 2009 segment information has been restated to conform with the 2010 composition of reportable segments.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information.  Sales are shown net of intersegment eliminations.   All business segments operate primarily in the United States.

Financial information relating the Company’s segments is as follows for the periods indicated:

	Three Months ended March 31,
	MRO	Innovative Pumping Solutions	Precision Supply Chain Services	Total

2010
Sales	$ 103,294	$ 12,277	$ 31,421	$ 146,992
Operating income for reportable segments	8,551	2,460	2,162	13,173
2009
Sales	$ 105,142	$ 16,563	$ 35,899	$ 157,604
Operating income for reportable segments	7,923	2,858	2,729	13,510

A reconciliation of operating income for reportable segments to the consolidated income before taxes is as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Operating income for reportable segments	$ 13,173	$ 13,510
Adjustment for:
Amortization of intangibles	1,299	1,806
Corporate and other expense, net	5,127	5,012
Total operating income	6,747	6,692
Interest expense, net	994	1,453
Other expense (income), net	(203)	(14)
Income before income taxes	$ 5,956	$ 5,253

NOTE 9. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Effective January 1, 2008, DXP adopted authoritative guidance for financial assets and liabilities measured on a recurring basis. This authoritative guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Fair value, as defined in the authoritative guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance affects the fair value measurement of an interest rate swap to which the Company was a party until January 11, 2010, which must be classified in one of the following categories:

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

The following presents the changes in Level 3 liabilities for the three months ended March 31, 2010 and 2009 (in thousands):
	Interest Rate Swap
	2010	2009
Three Months Ended March 31
Fair value at January 1	$ (42)	$ (1,202)
Realized and unrealized gains (losses) included in other comprehensive income	42	179
Fair value at March 31	$ -	$ (1,023)

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our credit facility.  Through January 11, 2010, this interest rate swap effectively fixed the interest rate on $40 million of floating rate LIBOR borrowings under our Facility at one-month LIBOR of 3.68% plus the margin in effect under our credit facility.  This swap was designated as a cash flow hedging instrument.  Changes in the fair value of the swap were included in other comprehensive income.  See Note 10 “Other Comprehensive Income” for gain and (loss), net of income taxes, on the interest rate swap.

NOTE 10:  OTHER COMPREHENSIVE INCOME
Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has other comprehensive income related to changes in interest rates in connection with an interest rate swap, which was recorded as follows for the periods indicated (in thousands):

	Three Months Ended March 31
	2010	2009
Net income	$3,592	$3,172
Gain from interest rate swap, net of income taxes	26	107
Other comprehensive income	$3,618	$3,279

At December 31, 2009 and March 31, 2010, the accumulated derivative loss, net of income taxes, was $26,000 and zero, respectively.

NOTE 11:  SUBSEQUENT EVENTS

On April 1, 2010, DXP acquired substantially all the assets of Quadna, Inc.  (“Quadna”).   The purchase price of approximately $28.3 million consisted of $14 million paid in cash, $10 million in the form of convertible promissory notes bearing interest at a rate of 10% and approximately $4.3 million in the form of 343,337 shares of DXP common stock.  Quadna sold $4.5 million principal amount of the convertible promissory notes, which, along with accrued interest, were converted into 376,417 shares of DXP’s common stock on April 9, 2010.  The $14 million cash portion of the purchase price was funded by borrowings under DXP’s existing credit facility. Quadna is headquartered in Arizona and operates out of eight locations in Arizona, Colorado, Wyoming, Montana, Mexico, Nevada and Utah.  Quadna distributes and services fluid and air handling pumps and fabricates pump packages.  The sales and adjusted pre-tax earnings for the acquired business for the year ended December 31, 2009 were approximately $47 million and $3.5 million, respectively.  Adjusted pre-tax earnings exclude approximately $0.8 million of expenses, which will not continue after the completion of the acquisition.   DXP acquired this business to expand its pump business geographically.  DXP incurred approximately $0.7 million of acquisition-related costs, which will be recognized as selling, general and administrative expenses in the periods incurred.  Supplemental pro forma information is not provided because the initial accounting for the acquisition is not complete due to the short time period since the date of the acquisition.

In May 2009, the FASB issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The authoritative guidance provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated subsequent events through the date this report was filed with the SEC.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, our ability to affect our internal growth strategy, general economic and business conditions, developments in technology, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions.  This Report identifies other factors that could cause such differences.  We cannot assure you that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.  We assume no obligation and do not intend to update these forward-looking statements.. Unless the context otherwise requires, references in this Report to the "Company" or "DXP" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

Impact of Current Economic Conditions

As with most businesses, our results of operations have been adversely impacted by current economic conditions.  If economic conditions do not improve, we expect our results of operations will continue to be adversely impacted.  We will continue to look for opportunities to reduce our expenses and debt.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2010	%	2009	%
	(in thousands, except percentages and per share amounts)
Sales	$ 146,992	100.0	$ 157,604	100.0
Cost of sales	105,037	71.5	111,530	70.8
Gross profit	41,955	28.5	46,074	29.2
Selling, general and administrative expense	35,208	23.9	39,382	25.0
Operating income	6,747	4.6	6,692	4.2
Interest expense	(994)	(0.7)	(1,453)	(0.9)
Other income	203	0.1	14	-
Income before income taxes	5,956	4.0	5,253	3.3
Provision for income taxes	2,364	1.6	2,081	1.3
Net income	$ 3,592	2.4	$ 3,172	2.0
Per share amounts
Basic earnings per share	$ 0.27		$ 0.24
Diluted earnings per share	$ 0.26		$ 0.23

DXP management has modified how it manages and evaluates the segments of our business.  DXP is now organized into three segments:  Maintenance, Repair and Operating (“MRO”), Precision Supply Chain Services (“PSCS”) and Innovative Pumping Solutions (“IPS”).  The MRO Segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including logistics capabilities, to industrial customers.  The MRO segment provides a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, fastener, general mill, safety supply and electrical products categories.  The IPS segment fabricates and assembles custom-made engineered pump packages.  The PSCS segment manages all or part of customer supply chains, including inventories.  The 2009 segment information has been restated to conform with the 2010 composition of reportable segments.

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

SALES.  Sales for the quarter ended March 31, 2010 decreased $10.6 million, or 6.7%, to approximately $147.0 million from $157.6 million for the same period in 2009. Sales for the MRO segment decreased $1.8 million, or 1.8%. This sales decrease is primarily due to decline in the U.S. economy.  Sales for the PSCS segment decreased by $4.5 million, or 12.5%, for the current quarter when compared to the same period in 2009.  The sales decrease resulted from sales to customers in 2009 which subsequently terminated supply agreements, exceeding sales to customers which had been added since the first quarter of 2009.  Sales for the IPS segment decreased by $4.3 million, or 25.9%, for the current quarter when compared to the same period in 2009.  The sales decrease resulted from the decline in the economy and the associated decline in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales decreased to approximately 28.5% for the first quarter of 2010 from 29.2% for the same period in 2009.  This decrease is primarily the result of changes in the product mix and competitive pressures of the U. S. economy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.  Selling, general and administrative expense for the quarter ended March 31, 2010 decreased by approximately $4.2 million, or 10.6%, when compared to the same period in 2009. As a percentage of revenue, the 2010 expense decreased to 23.9%, from 25.0% for the quarter ended March 31, 2009.  This decrease primarily resulted from reduced salaries, incentive compensation, employee benefits and travel expenses compared to 2009.

OPERATING INCOME.  Operating income for the first three months of 2010 increased 0.8% compared to the same period in 2009.  Operating income for the MRO segment increased 7.9% as a result of cost reduction measures implemented after the first quarter of 2009.  Operating income for the PSCS segment decreased 20.8%, primarily as a result of sales declining at a greater rate than the rate of decline for selling, general and administrative expense for this segment. Operating income for the IPS segment decreased 13.9% as a result of the 25.9% decline in sales for this segment.

INTEREST EXPENSE.  Interest expense for the quarter ended March 31, 2010 decreased by 31.6% from the same period in 2009.   This decrease resulted from a reduction in our debt combined with lower market interest rates.  Additionally, the interest rate swap, which increased interest expense in 2009, expired on January 11, 2010 and was not renewed or replaced.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $5.8 million of cash in operating activities during the first three months of 2010 as compared to $21.8 million during the first three months of 2009. This change between the two periods was primarily attributable to a $6.1 million increase in accounts receivable in the 2010 period compared to a $19.1 million decrease in accounts receivable in the 2009 period.

During the first three months of 2010, the amount available to be borrowed under our credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility”) increased from $37.3 million at December 31, 2009 to $43.6 million at March 31, 2010.  This increase in availability primarily resulted from the $4.5 million reduction in the amount outstanding under the line of credit portion of the Facility.

On August 28, 2008, DXP entered into the Facility.  The Facility was amended on March 15, 2010.   The March 15, 2010 amendment to the Facility significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. The Facility matures on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory and 50% of the net book value of non-real-estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowings under the revolving credit portion of the Facility and letters of credit outstanding, subject to the asset test described above.

On March 31, 2010, the LIBOR-based rate on the revolving credit portion of the Facility was LIBOR plus 3.5%, the prime-based rate on the revolving credit portion of the Facility was the prime rate plus 2.5%, the commitment fee was 0.50%, the LIBOR-based rate for the term loan was LIBOR plus 3.0% and the prime-based rate for the term loan was the prime rate plus 4.00%. At March 31, 2010, $106.0 million was borrowed under the Facility at a weighted average interest rate of approximately 3.7% under the LIBOR options. The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or at the prime rate plus a margin of 1.25% to 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or at the prime rate plus a margin of 1.75% to 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non-real-estate property and equipment.  At March 31, 2010, we had $43.6 million available for borrowing and letters of credit under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12-month period ending on the last day of each quarter from March 31, 2010 through September 30, 2010 be not less than 1.0 to 1.0, stepping up to 1.25 to 1.0 for the quarter ending December 31, 2010 and to 1.50 to 1.0 for each quarter ending on or after March 31, 2011, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA (as defined below) for the 12 months ending on such date, minus cash taxes and minus capital expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.75 to 1.0 as of December 31, 2009, 4.25 to 1.0 as of March 31, 2010, 4.00 to 1.00 as of June 30, 2010, 3.75 to 1.0 as of September 30, 2010 and 3.25 to 1.0 as of the last day of each fiscal quarter thereafter.  Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income (excluding any extraordinary gains or losses) of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization, other non-cash items and non-recurring items (including, without limitation, impairment charges, asset write-offs and accruals in respect of closed locations), interest expense and tax expense for taxes based on income and minus, to the extent added in calculating consolidated net income, any non-cash items and non-recurring items; provided that, if DXP acquires the equity interests or assets of any person during such period under circumstances permitted under the Facility, EBITDA shall be adjusted to give pro forma effect to such acquisition assuming that such transaction had occurred on the first day of such period and provided further that, if DXP divests the equity interests or assets of any person during such period under circumstances permitted under the Facility, EBITDA shall be adjusted to give pro forma effect to such divestiture assuming that such transaction had occurred on the first day of such period.  Add-backs allowed pursuant to Article 11, Regulation S-X, of the Securities Act of 1933, as amended, will also be included in the calculation of EBITDA.

Borrowings

	March 31, 2010	December 31, 2009	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 12,137	$ 12,595	$ (458)
Long-term debt, less current portion	98,065	102,916	(4,851)
Total long-term debt	$ 110,202	$ 115,511	$ (5,309)(2)
Amount available	$ 43,591(1)	$ 37,276(1)	$ 6,315 (3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from operations were used to reduce debt.
(3) The $6.3 million increase in the amount available is primarily a result of the $4.5 million reduction in the amount outstanding under the credit portion of the Facility.

Performance Metrics

	March 31,		Increase
	2010	2009	(Decrease)
	(in Days)
Days of sales outstanding	52.7	48.9	3.8
Inventory turns	6.1	4.0	2.1

Accounts receivable days of sales outstanding were 52.7 days at March 31, 2010 compared to 48.9 days at March 31, 2009.  The increase resulted primarily from a change in customer mix, which resulted in slower collection of accounts receivable.  Annualized inventory turns were 6.1 at March 31, 2010 and 4.0 at March 31, 2009.  The increase in inventory turns resulted from the reduction in inventories including the $13.8 million adjustment recorded in 2009 to reduce the value of inventory acquired in the acquisition of Precision Industries, Inc. (“Precision”).

Funding Commitments

We believe our cash generated from operations and borrowings available under the Facility will meet our normal working capital needs during the next 12 months. However, we may require additional debt or equity financing to fund potential acquisitions.  Such additional financings may include additional bank debt or the public or private sale of debt or equity securities.  In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders.  We may not be able to obtain additional financing on attractive terms, if at all.

Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.  Revenues and expenses of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements beginning on their respective dates of acquisition.  The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value.

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

Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations and those that require management’s subjective or complex judgments.  These policies have been discussed with the Audit Committee of the Board of Directors of DXP.  Below is a discussion of what we believe are our critical accounting policies.

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

Inventory

Inventory consists principally of finished goods and is priced at lower of cost or market value, cost being determined using the first-in, first-out (“FIFO”) method.  Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.  Actual obsolescence could be materially different from the reserve if economic conditions or market trends change significantly.

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

The accrual for these claims at December 31, 2009 and March 31, 2010 was approximately $1.3 million and $1.3 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter or more frequently if certain impairment indicators arise under the provisions of authoritative accounting guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. We review the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially and  adversely impact our financial position or results of operations. Assets, liabilities, deferred taxes and goodwill for each reporting unit are determined using the balance sheets maintained for each reporting unit.

When estimating fair values of a reporting unit for our goodwill impairment test, we use an income approach, which incorporates management’s views.  The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate.  The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital.  Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital.

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative accounting guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

Cost of Sales and Selling, General and Administrative Expense

Cost of sales includes product and product-related costs, inbound freight charges, internal transfer costs and depreciation.  Selling, general and administrative expense includes purchasing and receiving costs, inspection costs, warehousing costs, depreciation and amortization.  DXP’s gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales and others like DXP exclude a portion of these costs from gross margin, including the costs in a line item, such as selling, general and administrative expense.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using our floating interest rate debt outstanding at March 31, 2010, a 100 basis point change in interest rates would result in approximately a $1,083,000 change in annual interest expense.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) was evaluated by our management with the participation of our President and Chief Executive Officer, David R. Little (principal executive officer), and our Senior Vice President and Chief Financial Officer, Mac McConnell (principal financial officer).  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC’)’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Messrs. Little and McConnell have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments have occurred in the asbestos-related litigation or the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 23, 2010 (the “Annual Report”).

ITEM 6. EXHIBITS

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the SEC on August 20, 1998).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the SEC on August 12, 1996).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the SEC on August 20, 1998).

4.2	See Exhibit 3.1 for provisions of the Registrant’s Restated Articles of Incorporation, as amended, defining the rights of security holders.

4.3	See Exhibit 3.2 for provisions of the Registrant’s Bylaws defining the rights of security holders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DXP ENTERPRISES, INC.
(Registrant)
By: /s/MAC McCONNELL
           Mac McConnell
Senior Vice-President/Finance and
Chief Financial Officer

Date:  May 10, 2010