Form 10-Q
period 2010-06-30
DXP ENTERPRISES INC
filed 2010-08-04
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission File Number: 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer [  ]                                                                                                               Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                       Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of August 3, 2010:  13,759,146.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$ 4,037	$ 2,344
Trade accounts receivable, net of allowances for doubtful accounts
of $3,313 in 2010 and $3,006 in 2009	91,487	77,066
Inventories, net	68,036	72,581
Prepaid expenses and other current assets	4,906	3,533
Federal income tax recoverable	-	235
Deferred income taxes	8,359	7,833
Total current assets	176,825	163,592
Property and equipment, net	15,896	16,955
Goodwill	79,488	60,542
Other intangibles, net of accumulated amortization of $16,598 in 2010 and $13,779 in 2009	29,900	25,727
Non-current deferred income taxes	2,938	3,289
Other assets	884	822
Total assets	$ 305,931	$ 270,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 11,862	$ 12,595
Trade accounts payable	60,513	51,185
Accrued wages and benefits	10,895	6,633
Federal income taxes payable	3,490	-
Customer advances	4,037	1,008
Other accrued liabilities	7,462	6,377
Total current liabilities	98,259	77,798
Long-term debt, less current portion	99,931	102,916
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2010); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2010); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 13,723,962 in 2010 and 12,935,201 in 2009 shares issued and outstanding	137	129
Paid-in capital	67,400	58,037
Retained earnings	40,188	32,057
Accumulated other comprehensive income (loss)	-	(26)
Total shareholders’ equity	107,741	90,213
Total liabilities and shareholders’ equity	$ 305,931	$ 270,927
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$ 167,292	$ 144,374	$ 314,284	$ 301,978
Cost of sales	119,389	102,990	224,426	214,520
Gross profit	47,903	41,384	89,858	87,458
Selling, general and administrative expense	38,774	36,263	73,982	75,645
Operating income	9,129	5,121	15,876	11,813
Other income	11	48	214	62
Interest expense	(1,604)	(1,335)	(2,598)	(2,788)
Income before income taxes	7,536	3,834	13,492	9,087
Provision for income taxes	2,952	1,668	5,316	3,749
Net income	4,584	2,166	8,176	5,338
Preferred stock dividend	(22)	(23)	(45)	(38)
Net income attributable to common shareholders	$ 4,562	$ 2,143	$ 8,131	$ 5,300

Basic income per share	$ 0.33	$ 0.16	$ 0.60	$ 0.40
Weighted average common shares outstanding	13,938	13,103	13,551	13,091
Diluted income per share	$ 0.31	$ 0.15	$ 0.57	$ 0.38
Weighted average common and common equivalent shares outstanding	15,198	13,977	14,615	13,965
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30
	2010	2009
OPERATING ACTIVITIES:
Net income	$ 8,176	$ 5,338
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions and divestitures
Depreciation	1,885	2,187
Amortization of intangibles	2,819	3,613
Compensation expense for restricted stock	554	740
Tax benefit related to exercise of stock options and vesting of restricted stock	(250)	23
Deferred income taxes	(173)	(496)
Gain on sale of property and equipment	(188)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(8,830)	23,340
Inventories	9,336	16,220
Prepaid expenses and other current assets	(1,362)	(1,708)
Accounts payable and accrued expenses	8,525	(27,217)
Net cash provided by operating activities	20,492	22,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(384)	(1,278)
Purchase of businesses, net of cash acquired	(10,965)	(338)
Conversion of convertible notes to common stock	4,500	-
Proceeds from the sale of business	1,428	-
Net cash used in investing activities	(5,421)	(1,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	45,098	59,369
Principal payments on revolving line of credit and other long-term debt	(58,816)	. (82,960)
Dividends paid in cash	(45)	(38)
Proceeds from exercise of stock options	125	-
Issuance of common stock	10	-
Tax benefit related to exercise of stock options and vesting of restricted stock	250	(23)
Net cash used in financing activities	(13,378)	(23,652)
INCREASE IN CASH	1,693	(3,228)
CASH AT BEGINNING OF PERIOD	2,344	5,698
CASH AT END OF PERIOD	$ 4,037	$ 2,470

Purchase of businesses and proceeds from debt exclude $14 of common stock and convertible notes issued in connection with an acquisition during 2010.

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	2010	2009	2010	2009

Net income	$ 4,584	$ 2,166	$ 8,176	$ 5,338
Gain from interest rate swap, net of income taxes	-	153	26	260
Comprehensive income	$ 4,584	$ 2,319	$ 8,202	$ 5,598

See notes to consolidated condensed financial statements.

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

NOTE 2: THE COMPANY

DXP Enterprises, Inc., a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP is engaged in the business of distributing maintenance, repair and operating products, equipment and service to industrial customers.  DXP management has modified how it manages and evaluates the segments of our business.  The Company is now organized into three segments:  Maintenance, Repair and Operating (“MRO”), Precision Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  See Note 8 for discussion of the business segments.

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

NOTE 4: STOCK-BASED COMPENSATION

Stock Options as of the Quarterly Period Ended June 30, 2010

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of June 30, 2010, no stock options were outstanding.

The following table summarizes stock options outstanding and changes during the six months ended June 30, 2010:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	50,000	$ 2.50	3.2	$ 529,000
Granted	-
Exercised	50,000	$ 2.50
Options outstanding and exercisable at June 30, 2010	-	-	-	-

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2010 was $489,000.  Cash received from stock options exercised during the six months ended June 30, 2010 was $125,000.

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of June 30, 2010 vest 100% one year after the grant date, 33.3% each year for three years after the grant date,  20% each year for five years after the grant date or 10% each year for ten years after the grant date, as specified in the award of such grant.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such date. The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2010:

Number of shares authorized for grants	600,000
Number of shares granted	(454,016)
Number of shares forfeited	59,440
Number of shares available for future grants	205,424
Weighted-average grant price of granted shares	$ 15.21

Changes in restricted stock for the six months ended June 30, 2010 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2009	223,448	$ 15.29
Granted	53,135	$ 14.81
Forfeited	(36,676)	$ 17.07
Vested	(17,007)	$ 13.42
Unvested at June 30, 2010	222,900	$ 14.89

Compensation expense associated with restricted stock recognized in the six months ended June 30, 2010 and 2009 was $554,000 and $740,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,455,000 and $2,601,000 at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 35 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows as of the dates specified (in thousands):

	June 30, 2010	December 31, 2009

Finished goods	$ 67,310	$ 72,270
Work in process	726	311
Inventories	$ 68,036	$ 72,581

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2010 are as follows as of the dates specified (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2009	$ 86,269	$ 60,542	$ 25,727
Acquired during the period	25,838	18,846	6,992
Adjustments to prior year estimates	100	100	-
Amortization	(2,819)	-	(2,819)
Balance as of June 30, 2010	$ 109,388	$ 79,488	$ 29,900

A summary of amortizable intangible assets follows (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (769)	$ 2,496	$ (706)
Customer relationships	42,240	(14,438)	35,390	(11,908)
Non-compete agreements	1,762	(1,391)	1,620	(1,165)
Total	$ 46,498	$ (16,598)	$ 39,506	$ (13,779)

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  The adjustment to goodwill relates to the payment of contingent purchase price for Falcon Pump.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Basic:
Weighted average shares outstanding	13,938,437	13,103,396	13,550,871	13,091,041
Net income	$ 4,584,000	$ 2,166,000	$ 8,176,000	$ 5,338,000
Convertible preferred stock dividend	(22,000)	(23,000)	(45,000)	(38,000)
Net income attributable to common shareholders	$ 4,562,000	$ 2,143,000	$ 8,131,000	$ 5,300,000
Per share amount	$ 0.33	$ 0.16	$ 0.60	$ 0.40

Diluted:
Weighted average shares outstanding	13,938,437	13,103,396	13,550,871	13,091,041
Net effect of dilutive stock options – based on the treasury stock method	253	34,018	14,438	33,891
Assumed conversion of convertible notes	419,603	-	209,802	-
Assumed conversion of convertible preferred stock	840,000	840,000	840,000	840,000
Total	15,198,293	13,977,414	14,615,111	13,964,932
Net income attributable to common shareholders	$ 4,562,000	$ 2,143,000	$ 8,131,000	$ 5,300,000
Interest on convertible notes, after income taxes	95,000	-	95,000	-
Convertible preferred stock dividend	22,000	23,000	45,000	38,000
Net income for diluted earnings per share	$ 4,679,000	$ 2,166,000	$ 8,271,000	$ 5,338,000
Per share amount	$ 0.31	$ 0.15	$ 0.57	$ 0.38

NOTE 8: SEGMENT REPORTING

The MRO Segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including logistics capabilities, to industrial customers.  The MRO segment provides a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, fastener, general mill, safety supply and electrical products categories.  The Innovative Pumping Solutions segment fabricates and assembles custom-made engineered pump packages.  The Supply Chain Services segment manages all or part of customer supply chains, including inventories.  The 2009 segment information has been restated to conform with the 2010 composition of reportable segments.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information.  Sales are shown net of intersegment eliminations.   All business segments operate primarily in the United States.

Financial information relating the Company’s segments is as follows for the periods indicated:

	Three Months ended June 30,				Six Months ended June 30
	MRO	Innovative Pumping Solutions	Supply Chain Services	Total	MRO	Innovative Pumping Solutions	Supply Chain Services	Total
2010
Sales	$ 117,090	$ 18,745	$ 31,457	$ 167,292	$220,385	$31,022	$62,877	$314,284
Operating income for reportable segments	14,069	2,260	1,520	17,849	23,540	4,779	3,542	31,861
2009
Sales	$ 97,720	$ 13,286	$ 33,368	$ 144,374	$202,861	$29,850	$69,267	$301,978
Operating income for reportable segments	10,641	1,426	1,556	13,623	24,008	4,245	3,690	31,943

A reconciliation of operating income for reportable segments to the consolidated income before taxes is as follows for the periods indicated (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating income for reportable segments	$ 17,849	$ 13,623	$ 31,861	$ 31,943
Adjustment for:
Amortization of intangibles	1,520	1,807	2,819	3,613
Corporate and other expense, net	7,200	6,695	13,166	16,517
Total operating income	9,129	5,121	15,876	11,813
Interest expense, net	1,604	1,335	2,598	2,788
Other expense (income), net	(11)	(48)	(214)	(62)
Income before income taxes	$ 7,536	$ 3,834	$ 13,492	$ 9,087

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

The following presents the changes in Level 3 liabilities for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Interest Rate Swap
	2010	2009
Three Months Ended June 30
Fair value at April 1	$ -	$ (1,023)
Realized and unrealized gains (losses) included in other comprehensive income	-	255
Fair value at June 30	$ -	$ (768)

Six Months Ended June 30
Fair value at January 1	$ (42)	$ (1,202)
Realized and unrealized gains (losses) Included in other comprehensive income	42	434
Fair value at June 30	$ -	$ (768)

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

NOTE 10: OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has other comprehensive income related to changes in interest rates in connection with an interest rate swap, which was recorded as follows for the periods indicated (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$4,584	$2,166	$8,176	$5,338
Gain from interest rate swap, net of income taxes	-	153	26	260
Other comprehensive income	$4,584	$2,319	$8,202	$5,598

At December 31, 2009 and June 30, 2010, the accumulated derivative loss, net of income taxes, was $26,000 and zero, respectively.

NOTE 11:  ACQUISITION

On April 1, 2010, DXP acquired substantially all the assets of Quadna, Inc.  (“Quadna”).   The purchase price of approximately $25.0 million (net of $3.0 million of acquired cash) consisted of $11 million paid in cash, $10 million in the form of convertible promissory notes bearing interest at a rate of 10% and approximately $4.0 million in the form of 343,337 shares of DXP common stock.  $4.0 million principal amount of the convertible promissory notes, along with accrued interest, were converted into 376,417 shares of DXP’s common stock on April 9, 2010.  The $11 million cash portion of the purchase price was funded by borrowings under DXP’s existing credit facility. Quadna is headquartered in Arizona and operates out of eight locations in Arizona, Colorado, Wyoming, Montana, Mexico, Nevada and Utah.  Quadna distributes and services fluid and air handling pumps and fabricates pump packages.  DXP completed this acquisition to expand its pump business in the Western U.S. DXP incurred approximately $0.7 million of acquisition-related costs, which were recognized as selling, general and administrative expenses in the periods incurred.  The acquisition of Quadna has been accounted for using the purchase method of accounting.  Revenues and expenses of the acquired business has been included in the accompanying consolidated financial statements beginning on the date of acquisition.  The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value.  All of the goodwill and other intangibles associated with this acquisition are expected to be deductible for tax purposes.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2010 and 2009, assuming the purchase was consummated as of January 1, of each year follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales	$ 167,292	$ 156,227	$ 327,097	$ 325,684
Net income	4,584	2,447	8,567	5,899
Per share data
Basic earnings	0.33	0.18	0.62	0.44
Diluted earnings	0.31	0.17	0.58	0.41

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition described above (in thousands):

Cash	$ 3,035
Accounts Receivable	5,824
Inventory	5,774
Property and equipment	737
Goodwill and intangibles	25,838
Other assets	189
Assets acquired	41,397
Current liabilities assumed	(13,397)
Net assets acquired	$ 28,000

NOTE 12:  SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, our ability to affect our internal growth strategy, general economic and business conditions, developments in technology, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions.  This Report identifies other factors that could cause such differences.  We cannot assure you that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.  We assume no obligation and do not intend to update these forward-looking statements.. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “We” or “Our”  shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

Impact of Current Economic Conditions

As with most businesses, our results of operations have been adversely impacted by current economic conditions.  If economic conditions do not improve, we expect our results of operations will continue to be adversely impacted.  We will continue to look for opportunities to reduce our expenses and debt.

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Sales	$167,292	100.0	$144,374	100.0	$314,284	100.0	$301,978	100.0
Cost of sales	119,389	71.4	102,990	71.3	224,426	71.4	214,520	71.0
Gross profit	47,903	28.6	41,384	28.7	89,858	28.6	87,458	29.0
Selling, general and administrative expense	38,774	23.1	36,263	25.1	73,982	23.5	75,645	25.1
Operating income	9,129	5.5	5,121	3.6	15,876	5.1	11,813	3.9
Interest expense	(1,604)	(1.0)	(1,335)	(0.9)	(2,598)	(0.8)	(2,788)	(0.9)
Other income	11	-	48	-	214	-	62	-
Income before income taxes	7,536	4.5	3,834	2.7	13,492	4.3	9,087	3.0
Provision for income taxes	2,952	1.8	1,668	1.2	5,316	1.7	3,749	1.2
Net income	$ 4,584	2.7	$ 2,166	1.5	8,176	2.6	$ 5,338	1.8
Per share amounts
Basic earnings per share	$ 0.33		$0.16		$0.60		$0.40
Diluted earnings per share	$ 0.31		$0.16		$0.57		$0.38

DXP management has modified how it manages and evaluates the segments of our business.  DXP is now organized into three segments:  Maintenance, Repair and Operating (“MRO”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  The MRO Segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including logistics capabilities, to industrial customers.  The MRO segment provides a wide range of MRO products in the fluid handling equipment, bearing, power transmission equipment, fastener, general mill, safety supply and electrical products categories.  The IPS segment fabricates and assembles custom-made engineered pump packages.  The SCS segment manages all or part of customer supply chains, including inventories.  The 2009 segment information has been restated to conform with the 2010 composition of reportable segments.

Three months ended June 30, 2010 compared to Three Months Ended June 30, 2009

SALES.  Sales for the quarter ended June 30, 2010 increased $22.9 million, or 15.9%, to approximately $167.3 million from $144.4 million for the same period in 2009. Sales by Quadna, acquired April 1, 2010, accounted for $13.4 million of 2010 sales.  Excluding Quadna sales, sales for the three months ended June 30, 2010 increased 6.6%.  Sales for the MRO segment increased $19.4 million, or 19.8%. Excluding Quadna MRO sales of $7.1 million, MRO sales for the second quarter of 2010 increased 12.5% from the second quarter of 2009.  This sales increase is primarily due to improvement in the industrial portion of the U.S. economy.  Sales for the SCS segment decreased by $1.9 million, or 5.7%, for the current three months when compared to the same period in 2009.  The sales decrease resulted from sales to customers in 2009 which subsequently terminated supply agreements, exceeding sales to customers which had been added since the second quarter of 2009.  Sales for the IPS segment increased by $5.5 million, or 41.1%, for the current three months when compared to the same period in 2009.  Excluding Quadna IPS sales of $6.3 million for the second quarter of 2010, IPS sales decreased 6.4% from the second quarter of 2009.  The sales decrease resulted from the decline in the economy and the associated decline in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales decreased to approximately 28.6% for the second quarter of 2010 from 28.7% for the same period in 2009.  This decrease is primarily the result of the acquisition of Quadna which has a slightly lower gross profit percentage than the rest of DXP.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.  Selling, general and administrative expense for the three months ended June 30, 2010 increased by approximately $2.5 million, or 6.9%, when compared to the same period in 2009. Selling, general and administrative expense for Quadna for the three months ended June 30, 2010 was $2.6 million, including $0.5 million of acquisition expenses.  As a percentage of revenue, the 2010 expense decreased to 23.2%, from 25.1% for the three months ended June 30, 2009.   This decrease is primarily the result of reduced salaries associated with reduced headcount.

OPERATING INCOME.  Operating income for the three months ended June 30, 2010 increased 78.3% compared to the same period in 2009.  Operating income for the MRO segment increased 32.2% as a result of the 19.8% increase in sales combined with the effect of cost reduction measures implemented during 2009.  Operating income for the SCS segment decreased 2.3%, primarily as a result of the 5.7% decline in sales for this segment. Operating income for the IPS segment increased 58.5% as a result of the 41.1% increase in sales.

INTEREST EXPENSE.  Interest expense for the three months ended June 30, 2010 increased by 20.1% from the same period in 2009.   This increase primarily resulted from increased interest rates.  On March 15, 2010 we amended our credit facility.  This amendment significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The amendment increased the cost of funds borrowed under our credit facility by approximately 200 basis points beginning on March 16, 2010.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

SALES.  Sales for the six months ended June 30, 2010 increased $12.3 million, or 4.1%, to approximately $314.3 million from $302.0 million for the same period in 2009. Sales by Quadna, acquired April 1, 2010, accounted for $13.4 million of 2010 sales.  Excluding Quadna sales, sales for the six months ended June 30, 2010 decreased 0.4%.  Sales for the MRO segment increased $17.5 million, or 8.6%. Excluding Quadna MRO sales of $7.1 million, MRO sales for the six months ended June 30, 2010 increased 5.1% from the same period for 2009.  This sales increase is primarily due to improvement in the industrial portion of the U.S. economy.  Sales for the SCS segment decreased by $6.4 million, or 9.2%, for the current six months when compared to the same period in 2009.  The sales decrease resulted from sales to customers in 2009 which subsequently terminated supply agreements, exceeding sales to customers which had been added since the second quarter of 2009.  Sales for the IPS segment increased by $1.2 million, or 3.9%, for the current six months when compared to the same period in 2009.  Excluding Quadna IPS sales, IPS sales for the first half of 2010 decreased 17.2% from the first half of 2009.  The sales decrease resulted from the decline in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales decreased to approximately 28.6% for the first half of 2010 from 29.0% for the same period in 2009.  This decrease is primarily the result of competitive pressures of the U. S. economy, combined with the effect of the acquisition of Quadna which has a slightly lower gross profit percentage than the rest of DXP.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.  Selling, general and administrative expense for the six months ended June 30, 2010 decreased by approximately $1.7 million, or 2.2%, when compared to the same period in 2009. Selling, general and administrative expense for Quadna for the three months ended June 30, 2010 was $2.6 million, including $0.5 million of acquisition expenses.  As a percentage of revenue, the 2010 expense decreased to 23.5%, from 25.1% for the six months ended June 30, 2009.  This decrease primarily resulted from reduced salaries, incentive compensation, employee benefits and travel expenses compared to 2009.

OPERATING INCOME.  Operating income for the first six months of 2010 increased 34.4% compared to the same period in 2009.  Operating income for the MRO segment decreased 1.9% as a result of lower gross profit as a percentage of sales due to competitive pressures. Operating income for the SCS segment decreased 4.0%, primarily as a result of the 9.2% decline in sales for this segment. Operating income for the IPS segment increased 12.6% as a result of the 3.9% increase in sales for this segment.

INTEREST EXPENSE.  Interest expense for the six months ended June 30, 2010 decreased by 6.8% from the same period in 2009.   This decrease resulted from a reduction in the average debt outstanding combined with the expiration on January 11, 2010 of the interest rate swap, which increased interest expense in 2009.

ACQUISITIONS.  On April 1, 2010, DXP acquired substantially all the assets of Quadna, Inc.  (“Quadna”).   The purchase price of approximately $25.0 million (net of $3.0 million of acquired cash) consisted of $11 million paid in cash, $10 million in the form of convertible promissory notes bearing interest at a rate of 10% and approximately $4.0 million in the form of 343,337 shares of DXP common stock.  $4.0 million principal amount of the convertible promissory notes, along with accrued interest, were converted into 376,417 shares of DXP’s common stock on April 9, 2010.  The $11 million cash portion of the purchase price was funded by borrowings under DXP’s existing credit facility. Quadna is headquartered in Arizona and operates out of eight locations in Arizona, Colorado, Wyoming, Montana, Mexico, Nevada and Utah.  Quadna distributes and services fluid and air handling pumps and fabricates pump packages.  DXP completed this acquisition to expand its pump business in the Western U.S. DXP incurred approximately $0.7 million of acquisition-related costs, which were recognized as selling, general and administrative expenses in the periods incurred.  The acquisition of Quadna has been accounted for using the purchase method of accounting.  Revenues and expenses of the acquired business has been included in the accompanying consolidated financial statements beginning on the date of acquisition.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2010 and 2009, assuming the purchase was consummated as of January 1, of each year follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales	$ 167,292	$ 156,227	$ 327,097	$ 325,684
Net income	4,584	2,447	8,567	5,899
Per share data
Basic earnings	0.33	0.18	0.62	0.44
Diluted earnings	0.31	0.17	0.58	0.41

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $20.4 million of cash in operating activities during the first six months of 2010 as compared to $22.0 million during the first six months of 2009. This change between the two periods was primarily attributable to an $8.8 million increase in accounts receivable in the 2010 period compared to a $23.3 million decrease in accounts receivable in the 2009 period.

During the first six months of 2010, the amount available to be borrowed under our credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility”) increased from $37.3 million at December 31, 2009 to $50.5 million at June 30, 2010.  This increase in availability primarily resulted from the $14.4 million increase in trade receivables combined with the $3.0 million reduction in the amount outstanding under the line of credit portion of the Facility.

On August 28, 2008, DXP entered into the Facility.  The Facility was amended on March 15, 2010.   The March 15, 2010 amendment to the Facility significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter beginning on December 31, 2008. The Facility matures on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory and 50% of the net book value of non-real-estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowing under the revolving credit portion of the Facility and letters of credit outstanding, subject to the asset test described above.

On June 30, 2010, the LIBOR-based rate on the revolving credit portion of the Facility was LIBOR plus 3.5%, the prime-based rate on the revolving credit portion of the Facility was the prime rate plus 2.5%, the commitment fee was 0.50%, the LIBOR-based rate for the term loan was LIBOR plus 3.0% and the prime-based rate for the term loan was the prime rate plus 4.00%. At June 30, 2010, $102.5 million was borrowed under the Facility at a weighted average interest rate of approximately 4.0% under the LIBOR options. The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or at the prime rate plus a margin of 1.25% to 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or at the prime rate plus a margin of 1.75% to 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non-real-estate property and equipment.  At June 30, 2010, we had $50.5 million available for borrowing and letters of credit under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12-month period ending on the last day of each quarter from June 30, 2010 through September 30, 2010 be not less than 1.0 to 1.0, stepping up to 1.25 to 1.0 for the quarter ending December 31, 2010 and to 1.50 to 1.0 for each quarter ending on or after March 31, 2011, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA (as defined below) for the 12 months ending on such date, minus cash taxes and minus capital expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.75 to 1.0 as of December 31, 2009, 4.00 to 1.00 as of June 30, 2010, 3.75 to 1.0 as of September 30, 2010, 3.25 to 1.00 as of December 31, 2010, 3.00 to 1.00 as of March 31, 2011 and 2.75 to 1.0 as of the last day of each fiscal quarter thereafter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

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

Borrowings

	June 30, 2010	December 31, 2009	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 11,862	$ 12,595	$ (733)
Long-term debt, less current portion	99,931	102,916	(2,985)
Total long-term debt	$ 111,793	$ 115,511	$ (3,718)(2)
Amount available	$ 50,550(1)	$ 37,276(1)	$ 13,274 (3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from operations were used to reduce debt.
(3) The $13.3 million increase in the amount available is primarily a result of the $14.4 million increase in trade receivables combined with the $3.0 reduction in the amount outstanding under the line of credit portion of the Facility.

Performance Metrics

	June 30,		Increase
	2010	2009	(Decrease)
	(in Days)
Days of sales outstanding	54.6	49.0	3.8
Inventory turns	6.7	4.2	2.1

Accounts receivable days of sales outstanding were 54.6 days at June 30, 2010 compared to 49.0 days at June 30, 2009.  The increase resulted primarily from a change in customer mix, which resulted in slower collection of accounts receivable.  Annualized inventory turns were 6.7 at June 30, 2010 and 4.2 at June 31, 2009.  The increase in inventory turns resulted from the reduction in inventories, including the $13.8 million adjustment recorded in 2009 to reduce the value of inventory acquired in the acquisition of Precision Industries, Inc. (“Precision”).

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

The accrual for these claims at December 31, 2009 and June 30, 2010 was approximately $1.3 million and $1.6 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using our floating interest rate debt outstanding at June 30, 2010, a 100 basis point change in interest rates would result in approximately a $1,044,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.4
Form of Senior Debt Indenture of DXP Enterprises, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-166582), filed with the SEC on May 6, 2010).

4.5
Form of Subordinated Debt Indenture of DXP Enterprises, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-166582), filed with the SEC on May 6, 2010).

10.1
Asset Purchase Agreement, dated as of April 1, 2010, whereby DXP Enterprises, Inc. acquired the assets of Quadna (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2010).

10.2
Convertible Promissory Note dated April 1, 2010 in the amount of $3,400,000.00 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2010).

10.3
Convertible Promissory Note dated April 1, 2010 in the amount of $2,100,000.00 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2010).

10.4
Convertible Promissory Note dated April 1, 2010 in the amount of $4,500,000.00 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2010).

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

Date:  August 3, 2010