Form 10-Q
period 2010-09-30
DXP ENTERPRISES INC
filed 2010-11-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission File Number: 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                           Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of November 8, 2010:  13,924,215.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$ 1,208	$ 2,344
Trade accounts receivable, net of allowances for doubtful accounts
of $3,535 in 2010 and $3,006 in 2009	98,780	77,066
Inventories, net	70,873	72,581
Prepaid expenses and other current assets	3,159	3,533
Federal income tax recoverable	-	235
Deferred income taxes	8,532	7,833
Total current assets	182,552	163,592
Property and equipment, net	15,501	16,955
Goodwill	79,488	60,542
Other intangibles, net of accumulated amortization of $18,118 in 2010 and $13,779 in 2009	28,380	25,727
Non-current deferred income taxes	2,813	3,289
Other assets	877	822
Total assets	$ 309,611	$ 270,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 10,924	$ 12,595
Trade accounts payable	54,361	51,185
Accrued wages and benefits	10,880	6,633
Federal income taxes payable	6,221	-
Customer advances	10,186	1,008
Other accrued liabilities	3,398	6,377
Total current liabilities	95,970	77,798
Long-term debt, less current portion	98,492	102,916
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2010); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2010); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 13,893,956 in 2010 and 12,935,201 in 2009 shares issued and outstanding	139	129
Paid-in capital	69,484	58,037
Retained earnings	45,510	32,057
Accumulated other comprehensive income (loss)	-	(26)
Total shareholders’ equity	115,149	90,213
Total liabilities and shareholders’ equity	$ 306,611	$ 270,927
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$ 172,249	$ 143,422	$ 486,533	$ 445,400
Cost of sales	123,360	102,644	347,786	317,164
Gross profit	48,889	40,778	138,747	128,236
Selling, general and administrative expense	38,731	35,145	112,713	110,790
Operating income	10,158	5,633	26,034	17,446
Other income	29	9	243	71
Interest expense	(1,425)	(1,232)	(4,023)	(4,020)
Income before income taxes	8,762	4,410	22,254	13,497
Provision for income taxes	3,417	1,726	8,733	5,475
Net income	5,345	2,684	13,521	8,022
Preferred stock dividend	(23)	(22)	(68)	(60)
Net income attributable to common shareholders	$ 5,322	$ 2,662	$ 13,453	$ 7,962

Basic income per share	$ 0.38	$ 0.20	$ 0.98	$ 0.61
Weighted average common shares outstanding	14,023	13,132	13,710	13,105
Diluted income per share	$ 0.36	$ 0.19	$ 0.93	$ 0.57
Weighted average common and common equivalent shares outstanding	15,056	14,004	14,764	13,978
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2010	2009
OPERATING ACTIVITIES:
Net income	$ 13,521	$ 8,022
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions and divestitures
Depreciation	2,782	3,354
Amortization of intangibles	4,339	5,420
Compensation expense for restricted stock	716	1,243
Tax benefit related to exercise of stock options and vesting of restricted stock	(408)	(6)
Deferred income taxes	(223)	(1,233)
Gain on sale of property and equipment	(188)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(16,124)	22,855
Inventories	6,496	28,009
Prepaid expenses and other current assets	891	(2,251)
Accounts payable and accrued expenses	6,852	(27,264)
Net cash provided by operating activities	18,654	38,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(901)	(1,482)
Purchase of businesses, net of cash acquired	(10,965)	16
Proceeds from the sale of business	1,428	(491)
Net cash used in investing activities	(10,438)	(1,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	96,723	97,387
Principal payments on revolving line of credit and other long-term debt	(106,540)	(137,070)
Dividends paid in cash	(68)	(60)
Proceeds from exercise of stock options	125	10
Tax benefit related to exercise of stock options and vesting of restricted stock	408	6
Net cash used in financing activities	(9,352)	(39,727)
DECREASE IN CASH	(1,136)	(3,535)
CASH AT BEGINNING OF PERIOD	2,344	5,698
CASH AT END OF PERIOD	$ 1,208	$ 2,163

Purchase of businesses excludes $14 million of common stock and convertible notes issued in connection with an acquisition during 2010.  Proceeds from debt exclude $6.3 million of convertible notes issued in connection with an acquisition in 2010 and converted to common stock in 2010.

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	2010	2009	2010	2009

Net income	$ 5,345	$ 2,684	$ 13,521	$ 8,022
Gain from interest rate swap, net of income taxes	-	181	26	441
Comprehensive income	$ 5,345	$ 2,865	$ 13,547	$ 8,463

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

NOTE 2: THE COMPANY

DXP Enterprises, Inc., a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP is engaged in the business of distributing maintenance, repair and operating products, equipment and service to industrial customers.  DXP management has modified how it manages and evaluates the segments of our business.  The Company is now organized into three segments:  Maintenance, Repair and Operating (“MRO”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  See Note 8 for discussion of the segments.

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

NOTE 4: STOCK-BASED COMPENSATION

Stock Options as of the Quarterly Period Ended September 30, 2010

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of September 30, 2010, no stock options were outstanding.

The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2010:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	50,000	$ 2.50	3.2	$ 529,000
Granted	-
Exercised	50,000	$ 2.50
Options outstanding and exercisable at September 30, 2010	-	-	-	-

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine months ended September 30, 2010 was $489,000.  Cash received from stock options exercised during the nine months ended September 30, 2010 was $125,000.

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of September 30, 2010 vest 100% one year after the grant date, 33.3% each year for three years after the grant date,  20% each year for five years after the grant date or 10% each year for ten years after the grant date, as specified in the award of such grant.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such date. The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2010:

Number of shares authorized for grants	600,000
Number of shares granted	474,662
Number of shares forfeited	59,649
Number of shares available for future grants	184,987
Weighted-average grant price of granted shares	$15.24

Changes in restricted stock for the nine months ended September 30, 2010 were as follows:

	Number of Shares	Weighted Average Grant Price
Unvested at December 31, 2009	223,448	$ 15.29
Granted	73,781	$ 15.10
Forfeited	(36,885)	$ 17.07
Vested	(69,627)	$ 13.01
Unvested at September 30, 2010	190,717	$ 15.55

Compensation expense associated with restricted stock recognized in the nine months ended September 30, 2010 and 2009 was $716,000 and $1,243,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,301,000 and $2,601,000 at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 28 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows as of the dates specified (in thousands):

	September 30, 2010	December 31, 2009

Finished goods	$ 68,542	$ 72,270
Work in process	2,331	311
Inventories	$ 70,873	$ 72,581

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2010 are as follows as of the dates specified (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2009	$ 86,269	$ 60,542	$ 25,727
Acquired during the period	25,838	18,846	6,992
Payment of earn out	100	100	-
Amortization	(4,339)	-	(4,339)
Balance as of September 30, 2010	$ 107,868	$ 79,488	$ 28,380

A summary of amortizable intangible assets follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (800)	$ 2,496	$ (706)
Customer relationships	42,240	(15,811)	35,390	(11,908)
Non-compete agreements	1,762	(1,507)	1,620	(1,165)
Total	$ 46,498	$ (18,118)	$ 39,506	$ (13,779)

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  The adjustment to goodwill relates to the payment of contingent purchase price for Falcon Pump.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30		Nine months Ended September 30
	2010	2009	2010	2009
Basic:
Weighted average shares outstanding	14,022,657	13,131,547	13,709,961	13,104,622
Net income	$ 5,345,000	$ 2,684,000	$13,521,000	$ 8,022,000
Convertible preferred stock dividend	(23,000)	(22,000)	(68,000)	(60,000)
Net income attributable to common shareholders	$ 5,322,000	$ 2,662,000	$ 13,453,000	$ 7,962,000
Per share amount	$ 0.38	$ 0.20	$ 0.98	$ 0.61

Diluted:
Weighted average shares outstanding	14,022,657	13,131,547	13,709,961	13,104,622
Net effect of dilutive stock options – based on the treasury stock method	-	32,784	9,625	33,522
Assumed conversion of convertible notes	193,420		204,341	-
Assumed conversion of convertible preferred stock	840,000	840,000	840,000	840,000
Total	15,056,077	14,004,331	14,763,927	13,978,144
Net income	$ 5,345,000	$ 2,662,000	$ 13,521,000	$ 7,962,000
Interest on convertible notes, after income taxes	47,000		142,000
Convertible preferred stock dividend	23,000	22,000	68,000	60,000
Net income for diluted earnings per share	$ 5,415,000	$ 2,684,000	$ 13,731,000	$ 8,022,000
Per share amount	$ 0.36	$ 0.19	$ 0.93	$ 0.57

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

Financial information relating the Company’s segments is as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	MRO	Innovative Pumping Solutions	Supply Chain Services	Total	MRO	Innovative Pumping Solutions	Supply Chain Services	Total
2010
Sales	$ 117,739	$ 22,574	$31,936	$ 172,249	$338,124	$ 53,596	$ 94,813	$ 486,533
Operating income for reportable segments	13,538	2,368	1,828	17,734	37,078	7,147	5,370	49,595
2009
Sales	$ 95,606	$ 14,125	$33,691	$ 143,422	$ 298,467	$ 43,975	$ 102,958	$ 445,400
Operating income for reportable segments	8,786	2,022	1,657	12,465	32,794	6,267	5,347	44,408

A reconciliation of operating income for reportable segments to the consolidated income before taxes is as follows for the periods indicated (in thousands):

	Three Months Ended September 30		Nine months Ended September 30
	2010	2009	2010	2009
Operating income for reportable segments	$ 17,734	$ 12,465	$ 49,595	$ 44,408
Adjustment for:
Amortization of intangibles	1,520	1,807	4,339	5,420
Corporate and other expense, net	6,056	5,025	19,222	21,542
Total operating income	10,158	5,633	26,034	17,446
Interest expense, net	1,425	1,232	4,023	4,020
Other expense (income), net	(29)	(9)	(243)	(71)
Income before income taxes	$ 8,762	$ 4,410	$ 22,254	$ 13,497

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

The following presents the changes in Level 3 liabilities for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Interest Rate Swap
	2010	2009
Three Months Ended September 30
Fair value at Julyl 1	$ -	$ (768)
Realized and unrealized gains (losses) included in other comprehensive income	-	302
Fair value at September 30	$ -	$ (466)

Nine months Ended September 30
Fair value at January 1	$ (42)	$ (1,202)
Realized and unrealized gains (losses) Included in other comprehensive income	42	736
Fair value at September 30	$ -	$ (466)

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

NOTE 10: OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has other comprehensive income related to changes in interest rates in connection with an interest rate swap, which was recorded as follows for the periods indicated (in thousands):

	Three Months Ended September 30		Nine months Ended September 30
	2010	2009	2010	2009
Net income	$ 5,345	$2,684	$ 13,521	$8,022
Gain from interest rate swap, net of income taxes	-	181	26	441
Other comprehensive income	$ 5,345	$2,865	$ 13,547	$8,463

At December 31, 2009 and September 30, 2010, the accumulated derivative loss, net of income taxes, was $26,000 and zero, respectively.

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

On April 9, 2010, $4.5 million principal amount of the convertible promissory notes, along with accrued interest, were converted into 376,417 shares of DXP’s common stock.  On August 18, 2010, $3.7 million of the convertible promissory notes were paid off using funds obtained from DXP’s credit facility and $1.8 million of the convertible promissory notes were converted to 117,374 shares of DXP common stock.  The $11 million cash portion of the purchase price was funded by borrowings under DXP’s existing credit facility. Quadna is headquartered in Arizona and operates out of eight locations in Arizona, Colorado, Wyoming, Montana, Mexico, Nevada and Utah.  Quadna distributes and services fluid and air handling pumps and fabricates pump packages.  DXP completed this acquisition to expand its pump business in the Western U.S. DXP incurred approximately $0.7 million of acquisition-related costs, which were recognized as selling, general and administrative expenses in the periods incurred.  The acquisition of Quadna has been accounted for using the purchase method of accounting.  Revenues and expenses of the acquired business have been included in the accompanying consolidated financial statements beginning on the date of acquisition.  The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value.  All of the goodwill and other intangibles associated with this acquisition are expected to be deductible for tax purposes.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and nine months ended September 30, 2010 and 2009, assuming the purchase was consummated as of January 1, of each year follows (in thousands, except per share data):

	Three Months Ended September 30		Nine months Ended September 30
	2010	2009	2010	2009
Net sales	$172,249	$155,275	$499,346	$480,959
Net income	5,345	3,002	13,911	8,901
Per share data
Basic earnings	$0.38	$0.22	$1.00	$0.66
Diluted earnings	$0.36	$0.21	$0.94	$0.62

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition described above (in thousands):

Cash	$3,035
Accounts Receivable	5,824
Inventory	5,774
Property and equipment	737
Goodwill and intangibles	25,838
Other assets	189
Assets acquired	41,397
Current liabilities assumed	(13,397)
Net assets acquired	$28,000

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine months Ended September 30,
	2010	%	2009	%	2010	%	2009	%
Sales	$172,249	100.0	$143,422	100.0	$486,533	100.0	$445,400	100.0
Cost of sales	123,360	71.6	102,644	71.6	347,786	71.5	317,164	71.2
Gross profit	48,889	28.4	40,778	28.4	138,747	28.5	128,236	28.8
Selling, general and administrative expense	38,731	22.5	35,145	24.5	112,713	23.2	110,790	24.9
Operating income	10,158	5.9	5,633	3.9	26,034	5.3	17,446	3.9
Interest expense	(1,425)	(0.8)	(1,232)	(0.8)	(4,023)	(0.8)	(4,020)	(0.9)
Other income	29	-	9	-	243	0.1	71	-
Income before income taxes	8,762	5.1	4,410	3.1	22,254	4.6	13,497	3.0
Provision for income taxes	3,417	2.0	1,726	1.2	8,733	1.8	5,475	1.2
Net income	$5,345	3.1	$ 2,684	1.9	$ 13,521	2.8	$ 8,022	1.8
Per share amounts
Basic earnings per share	$0.38		$0.20		$0.98		$0.61
Diluted earnings per share	$0.36		$0.19		$0.93		$0.57

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

Three months ended September 30, 2010 compared to Three Months Ended September 30, 2009

SALES.  Sales for the quarter ended September 30, 2010 increased $28.8 million, or 20.1%, to approximately $172.2 million from $143.4 million for the same period in 2009. Sales by Quadna, acquired April 1, 2010, accounted for $14.5 million of third quarter 2010 sales.  Excluding Quadna sales, sales for the three months ended September 30, 2010 increased 10.0%.  Sales for the MRO segment increased $22.1 million, or 23.2%. Excluding Quadna MRO sales of $7.7 million, MRO sales for the third quarter of 2010 increased 15.1% from the third quarter of 2009.  This sales increase is primarily due to improvement in the industrial portion of the U.S. economy.  Sales for the SCS segment decreased by $1.8 million, or 5.2%, for the current three months when compared to the same period in 2009.  The sales decrease resulted from sales to customers in 2009 which subsequently terminated supply agreements, exceeding sales to customers which had been added since the third quarter of 2009.  Sales for the IPS segment increased by $8.4 million, or 59.8%, for the current three months when compared to the same period in 2009.  Excluding Quadna IPS sales of $6.8 million for the third quarter of 2010, IPS sales increased 11.5% from the third quarter of 2009.  The sales increase resulted from the improvement in the economy and the associated increase in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales was 28.4% for the third quarter of 2010 and 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.  Selling, general and administrative expense for the three months ended September 30, 2010 increased by approximately $3.6 million, or 10.2%, when compared to the same period in 2009. Selling, general and administrative expense for Quadna for the three months ended September 30, 2010 was $2.7 million.  As a percentage of revenue, the 2010 expense decreased to 22.5%, from 24.5% for the three months ended September 30, 2009.   This decrease is primarily the result of sales increasing 20.1% and expenses increasing only 10.2%.

OPERATING INCOME.  Operating income for the three months ended September 30, 2010 increased 80.3% compared to the same period in 2009.  Operating income for the MRO segment increased 54.1% as a result of the 23.2% increase in sales combined with the effect of cost reduction measures implemented during 2009.  Operating income for the SCS segment increased 10.3%, primarily as a result of the reduced costs for this segment. Operating income for the IPS segment increased 17.1% as a result of the 59.8% increase in sales.

INTEREST EXPENSE.  Interest expense for the three months ended September 30, 2010 increased by 15.7% from the same period in 2009.   This increase primarily resulted from increased interest rates.  On March 15, 2010 we amended our credit facility.  This amendment significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The amendment increased the cost of funds borrowed under our credit facility by approximately 200 basis points beginning on March 16, 2010.

Nine months Ended September 30, 2010 compared to Nine months Ended September 30, 2009

SALES.  Sales for the nine months ended September 30, 2010 increased $41.1 million, or 9.2%, to approximately $486.5 million from $445.4 million for the same period in 2009. Sales by Quadna, acquired April 1, 2010, accounted for $27.9 million of 2010 sales.  Excluding Quadna sales, sales for the nine months ended September 30, 2010 increased 3.0%.  Sales for the MRO segment increased $39.7 million, or 13.3%. Excluding Quadna MRO sales of $14.8 million, MRO sales for the nine months ended September 30, 2010 increased 8.3% from the same period for 2009.  This sales increase is primarily due to improvement in the industrial portion of the U.S. economy.  Sales for the SCS segment decreased by $8.1 million, or 7.9%, for the current nine months when compared to the same period in 2009.  The sales decrease resulted from sales to customers in 2009 which subsequently terminated supply agreements, exceeding sales to customers which had been added since the third quarter of 2009.

Sales for the IPS segment increased by $9.6 million, or 21.9%, for the current nine months when compared to the same period in 2009.  Excluding Quadna IPS sales of $13.1 million,, IPS sales for the first nine months of 2010 decreased 8.0% from the first nine months of 2009.  The sales decrease resulted from the decline in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales decreased to approximately 28.5% for the first nine months of 2010 from 28.8% for the same period in 2009.  This decrease is primarily the result of competitive pressures of the U. S. economy, combined with the effect of the acquisition of Quadna which has a slightly lower gross profit percentage than the rest of DXP.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.  Selling, general and administrative expense for the nine months ended September 30, 2010 increased by approximately $1.9 million, or 1.7%, when compared to the same period in 2009. Selling, general and administrative expense for Quadna for the six months ended September 30, 2010 was approximately $5.3 million, including $0.7 million of acquisition expenses.  As a percentage of revenue, the 2010 expense decreased to 23.2%, from 24.9% for the nine months ended September 30, 2009.  This decrease primarily resulted from sales increasing by 9.2% and expenses increasing only 1.7%.

OPERATING INCOME.  Operating income for the first nine months of 2010 increased 49.2% compared to the same period in 2009.  Operating income for the MRO segment increased 13.1% as a result of the 13.3% increase in sales. Operating income for the SCS segment decreased 0.4%, primarily as a result of the 7.9% decline in sales for this segment. Operating income for the IPS segment increased 14.0% as a result of the 21.9% increase in sales for this segment.

INTEREST EXPENSE.  Interest expense for the nine months ended September 30, 2010 was almost equal to the expense for 2009.

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

On April 9, 2010, $4.5 million principal amount of the convertible promissory notes, along with accrued interest, were converted into 376,417 shares of DXP’s common stock.  On August 18, 2010, $3.7 million of the convertible promissory notes were paid off using funds obtained from DXP’s credit facility and $1.8 million of the convertible promissory notes were converted to 117,374 shares of DXP common stock.  The $11 million cash portion of the purchase price was funded by borrowings under DXP’s existing credit facility. Quadna is headquartered in Arizona and operates out of eight locations in Arizona, Colorado, Wyoming, Montana, Mexico, Nevada and Utah.  Quadna distributes and services fluid and air handling pumps and fabricates pump packages.  DXP completed this acquisition to expand its pump business in the Western U.S. DXP incurred approximately $0.7 million of acquisition-related costs, which were recognized as selling, general and administrative expenses in the periods incurred.  The acquisition of Quadna has been accounted for using the purchase method of accounting.  Revenues and expenses of the acquired business have been included in the accompanying consolidated financial statements beginning on the date of acquisition.  The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value.  All of the goodwill and other intangibles associated with this acquisition are expected to be deductible for tax purposes.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and nine months ended September 30, 2010 and 2009, assuming the purchase was consummated as of January 1, of each year follows (in thousands, except per share data):

	Three Months Ended September 30		Nine months Ended September 30
	2010	2009	2010	2009
Net sales	$ 172,249	$ 155,275	$ 499,346	$ 480,959
Net income	5,345	3,002	13,911	8,901
Per share data
Basic earnings	$0.38	$0.22	$1.00	$0.66
Diluted earnings	$0.36	$0.21	$0.94	$0.62

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $18.7 million of cash in operating activities during the first nine months of 2010 as compared to $38.1 million during the first nine months of 2009. This change between the two periods was primarily attributable to an $16.1 million increase in accounts receivable in the 2010 period compared to a $22.9 million decrease in accounts receivable in the 2009 period.

During the first nine months of 2010, the amount available to be borrowed under our credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility”) increased from $37.3 million at December 31, 2009 to $51.5 million at September 30, 2010.  This increase in availability primarily resulted from the $21.7 million increase in trade receivables partially offset by the $3.7 million increase in the amount outstanding under the line of credit portion of the Facility.

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

On September 30, 2010, the LIBOR-based rate on the revolving credit portion of the Facility was LIBOR plus 2.75%, the prime-based rate on the revolving credit portion of the Facility was the prime rate plus 1.75%, the commitment fee was 0.375%, the LIBOR-based rate for the term loan was LIBOR plus 3.25% and the prime-based rate for the term loan was the prime rate plus 2.25%. At September 30, 2010, $106.7 million was borrowed under the Facility at a weighted average interest rate of approximately 3.9% under the LIBOR options. The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or at the prime rate plus a margin of 1.25% to 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or at the prime rate plus a margin of 1.75% to 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non-real-estate property and equipment.  At September 30, 2010, we had $51.5 million available for borrowing and letters of credit under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12-month period ending on the last day of each quarter through September 30, 2010 be not less than 1.0 to 1.0, stepping up to 1.25 to 1.0 for the quarter ending December 31, 2010 and to 1.50 to 1.0 for each quarter ending on or after March 31, 2011, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA (as defined below) for the 12 months ending on such date, minus cash taxes and minus capital expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.75 to 1.0 as of September 30, 2010, 3.25 to 1.00 as of December 31, 2010, 3.00 to 1.00 as of March 31, 2011 and 2.75 to 1.0 as of the last day of each fiscal quarter thereafter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

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

Borrowings

	September 30, 2010	December 31, 2009	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 10,924	$ 12,595	$ (1,671)
Long-term debt, less current portion	98,492	102,916	(4,424)
Total long-term debt	$ 109,416	$ 115,511	$ (6,095)(2)
Amount available	$ 51,461(1)	$ 37,276(1)	$ 14,185(3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from operations were used to reduce debt.
(3) The $14.2 million increase in the amount available is primarily a result of the $21.7 million increase in trade receivables, partially offset by the $3.7 increase in the amount outstanding under the line of credit portion of the Facility.

Performance Metrics

	September 30,		Increase
	2010	2009	(Decrease)
	(in Days)
Days of sales outstanding	57.4	50.4	7.0
Inventory turns	6.6	4.7	1.9

Accounts receivable days of sales outstanding were 57.4 days at September 30, 2010 compared to 50.4 days at September 30, 2009.  The increase resulted primarily from a change in customer mix, which resulted in slower collection of accounts receivable.  Annualized inventory turns were 6.6 at September 30, 2010 and 4.7 at September 30, 2009.  The increase in inventory turns resulted from the reduction in inventories, including the $13.8 million adjustment recorded in 2009 to reduce the value of inventory acquired in the acquisition of Precision Industries, Inc. (“Precision”).

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

The accrual for these claims at December 31, 2009 and September 30, 2010 was approximately $1.3 million and $1.9 million, respectively.

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

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative accounting guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair valueless selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using our floating interest rate debt outstanding at September 30, 2010, a 100 basis point change in interest rates would result in approximately a $1,075,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 8, 2010