Form 10-K
period 2010-12-31
DXP ENTERPRISES INC
filed 2011-03-16
CIK 1020710

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas		76-0509661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

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

Large accelerated filer [  ]                                                                                                                     Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2010:  $144,552,821

Number of shares of registrant's Common Stock outstanding as of March 15, 2011:  14,087,998.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2011 are incorporated by reference into Part III hereof.

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

ITEM 1.  Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to a company founded in 1908.  Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (“MRO”) products, equipment and service to industrial customers.  We are organized into three segments: Service Centers, Innovative Pumping Solutions  and Supply Chain Services.  This is a change from prior years when we were organized into only two segments.  We believe this reorganization better reflects how we manage our current business.  Prior year’s financial information has been restated throughout to match the new segmentation.  Sales and operating income for 2008, 2009 and 2010, and identifiable assets at the close of such years for our business segments are presented in Note 14 of the Notes to the Consolidated Financial Statements.

Our total sales have increased from $125 million in 1996 to $656 million in 2010 through a combination of internal growth and acquisitions.  At December 31, 2010 we operated from 176 locations in 42 states in the U.S. and Sonora, Mexico serving more than 40,000 customers engaged in a variety of industrial end markets.  We have grown sales and profitability through a combination of additional locations, products, services and becoming customer driven experts in maintenance, repair and operating solutions.

Our principal executive office is located at 7272 Pinemont Houston, Texas 77040, and our telephone number is (713) 996-4700.  Our website address on the Internet is www.dxpe.com and emails may be sent to info@dxpe.com.  The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Industry Overview

The industrial distribution market is highly fragmented. Based on 2009 sales as reported by Industrial Distribution magazine, we were the 21st largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Customized Integrated Service. As industrial customers focus on their core manufacturing or other production competencies, they increasingly are demanding customized integration services, consisting of value-added traditional distribution, supply chain services, modular equipment and repair and maintenance services.

•
Single Source, First-Tier Distribution. As industrial customers continue to address cost containment, there is a trend toward reducing the number of suppliers and eliminating multiple tiers of distribution. Therefore, to lower overall costs to the customer, some MRO distributors are expanding their product coverage to eliminate second-tier distributors and become a “one stop source”.

We believe we have increased our competitive advantage through our traditional and integrated supply programs, which are designed to address the customer's specific product and procurement needs. We offer our customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which we assume the procurement and management functions, including ownership of inventory, at the customer's location. Our approach to integrated supply allows us to design a program that best fits the needs of the customer. Customers purchasing large quantities of product are able to outsource all or most of those needs to us. For customers with smaller supply needs, we are able to combine our traditional distribution capabilities with our broad product categories and advanced ordering systems to allow the customer to engage in one-stop sourcing without the commitment required under an integrated supply contract.

Business Segments

DXP is organized under three business segments: Service Centers, Innovative Pumping Solutions (“IPS”) and Supply Chain Services (“SCS”).  Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and they provide a framework for timely and rational allocation of resources within our businesses.

Service Centers Segment

The Service Centers provide MRO products, equipment and services, including technical design expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. We offer our customers a single source of supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from the manufacturer. As a first-tier distributor, we are able to reduce our customers' costs and improve efficiencies in the supply chain.  We also provide services such as field safety supervision, in-house and field repair and predictive maintenance. We offer a wide range of industrial MRO products, equipment and services through a complete continuum of customized and efficient MRO solutions.

DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals.  Our Service Centers’ products and services are distributed from 112 service centers and 6 distribution centers.

DXP Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, industrial supply and safety product categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units ("SKUs") for use primarily by customers engaged in the oil and gas, food and beverage, petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal, food and beverage, agriculture and pulp and paper.

Virtually all of the segment’s long-lived assets are located in the U.S. and approximately 99% of sales are recognized in the U.S.

At December 31, 2010, the Service Centers segment had 1,127 full-time employees.

Supply Chain Services Segment

DXP’s Supply Chain Services segment manages the supply-chain of its customers from across a variety of industries.  Our mission is to help our customers become more competitive by reducing their indirect material costs and order cycle time by increasing productivity and by creating enterprise-wide inventory and procurement visibility and control.

DXP has developed assessment tools and master plan templates aimed at taking cost out of supply chain processes, streamlining operations and boosting productivity.  This multi-faceted approach allows us to manage the entire channel for maximum efficiency and optimal control, which ultimately provides our customers with a low-cost solution.

DXP takes a consultative approach to determine the strengths and opportunities for improvement within a customer’s indirect supply chain.  This assessment determines if and how we can best streamline operations, drive value within the procurement process, and increase control in storeroom management.

Decades of supply chain inventory management experience and comprehensive research, as well as a thorough understanding of our customer’s business and industry have allowed us to design standardized programs that are flexible enough to be fully adaptable to address our customers’ unique supply chain challenges.  These standardized programs include:

•	SmartAgreement is a planned, pro-active procurement solution for MRO categories serviced by local DXP Service Centers.

•	SmartBuy is DXP’s on-site or centralized MRO procurement solution.

•	SmartSourceSM is DXP’s on-site procurement and storeroom management by DXP personnel.

•	SmartStore is DXP’s customized e-Catalog solution.

•	SmartVend is DXP’s industrial dispensing solution. It allows for inventory-level optimization, user accountability and item usage reduction by 20-40%.

•	SmartServ is DXP’s integrated service pump solution. It provides a more efficient way to manage the entire life cycle of pumping systems and rotating equipment.

DXP’s SmartSolutions programs help customers to cut product costs, improve supply chain efficiencies and obtain expert technical support.  DXP represents manufacturers of up to 90% of all the maintenance, repair and operating products of our customers.  Unlike many other distributors who buy products from second-tier sources, DXP takes customers to the source of the products they need.

The Supply Chain Services segment operates supply chain installations in 52 of our customers’ facilities.

All of the segment’s long-lived assets are located in the U. S. and approximately 99% of 2010 sales were recognized in the U.S.

At December 31, 2010, the Supply Chain Services segment had approximately 281 full-time employees.

Innovative Pumping Solutions Segment

DXP’s Innovative Pumping Solutions® segment provides fabrication and technical design to meet the capital equipment needs of our global customer base.

DXP’s engineering staff can design a complete custom pump package to meet the customers’ project specifications. Drafting programs such as Solidworks and Auto CAD allow our engineering team to verify the design and layout of packages with our customers prior to the start of fabrication. FEA programs such as Cosmos Professional are used to design the package to meet all normal and future loads and forces. This process helps maximize the pump packages’ life and minimizes any impact to the environment.

With over 100 years of fabrication experience, DXP has acquired the technical expertise to ensure that our pumps and pump packages are built to meet the highest standards. DXP utilizes manufacturer authorized equipment and certified personnel. Pump packages require MRO and OEM equipment such as pumps, motors, valves, and consumable products, such as welding supplies. DXP leverages its MRO inventories and breadth of authorized products to lower the total cost and maintain the quality of the pump package.

DXP’s fabrication facilities provide convenient technical support and pump services. They have been designed with state of the art equipment to provide the technical services our customers require:

•	Certified structural welding
•	Certified pipe welding
•	Custom skid assembly
•	Custom coatings
•	Hydrostatic pressure testing
•	Mechanical string testing
•	ABS/DNV certification

Examples of our innovative pump packages include:

•	Diesel and electric driven firewater
•	Pipeline booster
•	Potable water packages
•	Pigging pump packages
•	LACT charge units
•	Chemical injection pump packages wash down units
•	Seawater lift pumps
•	Jockey pumps
•	Condensate pump packages
•	Cooling water skids
•	Seawater/produced water injection packages
•	Variety of packages to meet API, ANSI and NFPA 20 specifications

The Innovative Pumping Solutions segment operates out of 6 facilities located in Texas, Louisiana and Nebraska.

All of the segment’s long-lived assets are located in the U. S. and virtually all sales are recognized in the U.S.

At December 31, 2010, the Innovative Pumping Solutions segment had 185 full-time employees.

Products

Most industrial customers currently purchase their MRO supplies through local or national distribution companies that are focused on single or unique product categories. As a first-tier distributor, our network of service and distribution centers stock more than 60,000 stock keeping units and provide customers with access to more than 1,000,000 items. Given our breadth of product and the industrial distribution customers focus around key products categories such as bearings & power transmission, fluid handling and power, safety and industrial supplies, we have become customer driven experts in four key product categories.  As such, our three business segments are supported by these key product categories including, rotating equipment, bearings & power transmission, industrial supplies and safety products & services.  Each business segment tailors its inventory and leverages product experts to meet the needs of its  local customers.

Key product categories that we offer include:

•
Rotating Equipment. Our rotating equipment line includes a full line of centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production; rotary gear

•
pumps for low- to medium-pressure service applications, such as pumping lubricating oils and other viscous liquids; plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service; and air-operated diaphragm pumps. We also provide various pump accessories.

•
Bearings & Power Transmission. Our bearing products include several types of mounted and unmounted bearings for a variety of applications. The power transmission products we distribute include speed reducers, flexible-coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses.

•
Industrial Supplies. We offer a broad range of industrial supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, cutting tools, fasteners, hand tools, janitorial products, pneumatic tools, welding supplies and welding equipment.

•
Safety Products & Services. Our safety products include eye and face protection products, first aid products, hand protection products, hazardous material handling products, instrumentation and respiratory protection products.  Additionally, we provide safety services including safety supervision, training, monitoring, equipment rental and consulting.

We acquire our products through numerous original equipment manufacturers, or OEMs. We are authorized to distribute certain manufacturers' products in only specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer upon one-year notice or less.  For the last three fiscal years, no manufacturer provided products that accounted for 10% or more of our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations.

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers.  Since 2004, we have completed 15 acquisitions across our three business segments.  Below is a summary of recent acquisitions since May 2006.

On May 31, 2006, DXP purchased the businesses of Production Pump and Machine Tech.  DXP acquired these businesses to strengthen DXP’s position with upstream oil and gas and pipeline customers.  DXP paid approximately $8.9 million for the acquired businesses and assumed approximately $1.2 million worth of liabilities.  The purchase price consisted of approximately $5.4 million paid in cash and $3.5 million in the form of promissory notes payable to the former owners of the acquired businesses.  In addition, DXP paid an additional $1.2 million in cash based upon earnings after the acquisition date.

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

On December 1, 2008, DXP completed the acquisition of the business of Falcon Pump.  DXP acquired this business to strengthen DXP’s pump offering in the Rocky Mountain area.  DXP paid $3.1 million in cash, $0.8 million in seller notes and $0.2 million in cash based upon earnings after the acquisition date.

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

On November 30, 2010, DXP acquired substantially all of the assets of D&F Distributors, Inc. (“D&F”).  The purchase price of $13.4 million consisted of approximately $7.4 million paid in cash, approximately $2.9 million in the form of promissory notes bearing interest at a rate of 5%, and approximately $3.1 million in the form of 155,393 shares of DXP common stock. The cash portion of the purchase price was funded by borrowings under DXP’s existing credit facility.  DXP completed this acquisition to expand its pump business in Indiana, Kentucky, Tennessee and Ohio.

Competition

Our business is highly competitive.  In the Service Centers segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with catalog distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings that we offer, we are not aware of any major competitor that offers on a non-catalog basis a range of products and services as broad as our offering. Further, while certain catalog distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical design and after-the-sale services that we provide.  In the Supply Chain Services segment we compete with larger distributors that provide integrated supply programs and outsourcing services, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. In the Innovative Pumping Solutions segment we compete against a variety of manufacturers, distributors and fabricators, many of which may have greater financial and other resources than we do.  We generally compete on service and price in all of our segments.

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

Employees

At December 31, 2010, DXP had 1,772 full-time employees. We believe that our relationship with our employees is good.

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

The trading price of our common stock may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this and other periodic reports, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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

Risks Associated With Acquisition Strategy

Our future results will depend in part on our ability to successfully implement our acquisition strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of businesses with complementary or desirable new product lines, strategic distribution locations, attractive customer bases or manufacturer relationships.  Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the need for regulatory (including antitrust) approvals and the availability of affordable funding in the capital markets. In addition, competition for acquisitions in our business areas is significant and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions. In addition, acquisitions involve a number of special risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key personnel of the acquired business, risks associated with unanticipated events or liabilities, and expenses associated with obsolete inventory of an acquired business, some or all of which could have a material adverse effect on our business, financial condition and results of operations.  Our ability to grow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings.

Risks Related to Acquisition Financing

We may need to finance acquisitions by using shares of Common Stock for a portion or all of the consideration to be paid.  In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, if available, to maintain our acquisition program.  These cash resources may include borrowings under our credit agreement or equity or debt financings. . Our current credit agreement with our bank lenders contains certain restrictions that could adversely affect our ability to implement and finance potential acquisitions.  Such restrictions include a provision prohibiting us from merging or consolidating with, or acquiring all or a substantial part of the properties or capital stock of, any other entity without the prior written consent of the lenders.  There can be no assurance that we will be able to obtain the lender’s consent to any of our proposed acquisitions.  If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

Ability to Comply with Financial Covenants of Credit Facility

Our credit facility requires the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests.  The Company’s ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company’s control.  A failure to comply with any of these obligations could result in an event of default under the credit facility, which could permit acceleration of the Company’s indebtedness under the credit facility.  The Company from time to time has been unable to comply with some of the financial covenants contained in the credit facility (relating to, among other things, the maintenance of prescribed financial ratios) and has, when necessary, obtained waivers or amendments to the covenants from its lenders.  Although the Company expects to be able to comply with the covenants, including the financial covenants, of the credit facility, there can be no assurance that in the future the Company will be able to do so or, if is not able to do so, that its lenders will be willing to waive such compliance or further amend such covenants.

Goodwill and intangible assets recorded as a result of our acquisitions could become impaired.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred.  As of December 31, 2010, our combined goodwill and intangible assets amounted to $86.3 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

Our business has substantial competition that could adversely affect our results.

Our business is highly competitive. We compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than us. Although many of our traditional distribution competitors are small enterprises selling to customers in a limited geographic area, we also compete with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by our SCS segment.  Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than us. Our competitors include catalog suppliers, large warehouse stores and, to a lesser extent, certain manufacturers.  Competitive pressures could adversely affect DXP’s sales and profitability.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

We own our headquarters facility in Houston, Texas, which has approximately 48,000 square feet of office space. The Service Centers segment owns or leases 112 facilities located in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia, Wyoming and Sonora, Mexico. The Supply Chain Services segment operates supply chain installations in 52 of our customers’ facilities in Alabama, Arkansas, Arizona, California, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Innovative Pumping Solutions segment operates out of 6 facilities located in Texas, Louisiana and Nebraska.  Our owned facilities range from 5,000 square feet to 65,000 square feet in size. We lease facilities for terms generally ranging from one to thirteen years.  The leased facilities range from 1,500 square feet to 170,000 square feet in size.  The leases provide for periodic specified rental payments and certain leases are renewable at our option.  We believe that our facilities are suitable and adequate for the needs of our existing business.  We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. One of the facilities owned by us is pledged to secure our indebtedness.

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

ITEM 4.  (Reserved)

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Market under the stock symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2009
First Quarter	$ 15.84	$ 8.47
Second Quarter	$ 16.40	$ 9.52
Third Quarter	$ 12.44	$ 9.21
Fourth Quarter	$ 13.36	$ 10.48

2010
First Quarter	$ 13.59	$ 10.75
Second Quarter	$ 17.98	$ 11.25
Third Quarter	$ 21.59	$ 14.84
Fourth Quarter	$ 24.76	$ 17.61

On March 11, 2011, we had approximately 521 holders of record for outstanding shares of our common stock.  This number does not include shareholders for whom shares are held in “nominee” or “street name”.

We anticipate that future earnings will be retained to finance the continuing development of our business. In addition, our bank credit facility prohibits us from declaring or paying any cash dividends or other distributions on our capital stock except for the monthly $0.50 per share dividend on our Series B convertible preferred stock, which amounts to $90,000 in the aggregate per year. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US).  The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2005 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2010:

Plan category	Number of Shares to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	180,056	$16.15	165,389 (1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	180,056	$16.15	165,389 (1)
(1) Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan.

ITEM 6.  Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2010 has been derived from our audited consolidated financial statements.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2006 Restated(1)	2007 Restated(1)	2008 Restated(1)	2009(2)	2010
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 279,820	$ 444,547	$ 736,883	$ 583,226	$ 656,202
Gross Profit	78,622	125,692	206,988	151,414	188,395
Operating income (loss)	20,678	31,892	48,191	(49,332)	37,091
Income (loss) before income taxes	19,404	28,897	42,284	(54,482)	32,132
Net income (loss)	11,922	17,347	25,887	(42,412)	19,381
Per share amounts
Basic earnings (loss) per common share	$ 1.17	$ 1.46	$ 1.99	$ (3.24)	$ 1.40
Common shares outstanding	10,127	11,811	12,945	13,117	13,821
Diluted earnings (loss) per share	$ 1.04	$ 1.35	$ 1.87	$ (3.24)	$ 1.32
Common and common equivalent shares outstanding	11,450	12,860	13,869	13,117	14,821

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

Consolidated Balance Sheet Data	As of December 31,
	2006	2007	2008	2009	2010
Total assets	$ 118,811	$ 288,170	$ 397,856	$ 270,927	$ 320,624
Long-term debt obligations	35,174	101,989	154,591	102,916	103,621
Shareholders’ equity	36,920	102,713	130,188	90,213	124,120

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Report.

General Overview

Our products and services are marketed in at least 42 states in the United States and Sonora, Mexico to over 40,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and global economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

During 2006 the general economy and the oil and gas exploration and production business continued to be positive.  Our employee headcount increased by 45% as a result of four acquisitions and hiring additional personnel to support increased sales.  The majority of the 2006 sales increase came from a broad-based increase in sales of pumps, bearings, safety products and industrial supplies to customers engaged in oilfield service, oil and gas production, mining, electricity generation and petrochemical processing.  Sales by the four businesses acquired in 2006 accounted for $11.8 million of the $94.5 million 2006 sales increase.

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

During 2009 the general economy and the oil and gas exploration and production business declined significantly.  During 2009 our headcount decreased by approximately 10% as a result of actions taken to reduce operating costs.  Sales for 2009 declined by 21% from 2008.  Sales by businesses acquired during 2008, on a same store sales basis, accounted for $36.1 million of 2010 sales. Excluding these sales by acquired businesses, sales declined by 26% from 2008.  The 2009 sales decline is primarily due to a broad-based decline in the sales of pumps, bearings, safety products and industrial supplies in connection with a broad-based decline in the U.S. economy.  This economic decline led to the impairment of goodwill and other intangibles.   During the fourth quarter of 2009 the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles and an impairment charge of $13.8 million to reduce the valuation of inventory acquired in the acquisition of Precision.  The impairment charges did not result in any cash expenditures, did not adversely affect compliance with covenants under our credit facility, and did not affect our cash position or cash flows from operating activities.

During 2010 the general economy and the oil and gas exploration and production business improved.  Our employee headcount increased by approximately 7% as a result of two acquisitions.  Excluding the employees at the two acquired businesses headcount declined by approximately 1%, primarily as a result of consolidating back office functions.   Sales by Quadna, acquired April 1, 2010 and D&F, acquired December 1, 2010, accounted for $43.6 million of 2010 sales.  Excluding Quadna and D&F sales, sales for 2010 increased 5.0%.

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

Our strategies to increase productivity include consolidated purchasing programs, centralizing product distribution centers, and customer service and inside sales functions, converting selected locations from full warehouse and customer service operations to service centers, and using information technology to increase employee productivity.

Results of Operations

	Years Ended December 31,
	2008 Restated(1)%		2009(2)%		2010	%
	(in millions, except percentages and per share amounts)
Sales	$ 736.9	100.0	$ 583.2	100.0	$ 656.2	100.0
Cost of sales	529.9	71.9	431.8	74.0	467.8	71.3
Gross profit	207.0	28.1	151.4	26.0	188.4	28.7
Selling, general & administrative expense	158.8	21.6	147.8	25.3	151.3	23.1
Goodwill and other intangibles impairment			53.0	9.1	-	-
Operating income (loss)	48.2	6.5	(49.3)	(8.5)	37.1	5.7
Interest expense	6.1	0.8	5.2	0.9	5.2	0.8
Other income	(0.2)	-	(0.1)	-	(0.2)	-
Income (loss) before income taxes	42.3	5.7	(54.5)	(9.3)	32.1	4.9
Provision (benefit) for income taxes	16.4	2.2	(12.1)	(2.1)	12.7	2.0
Net income (loss)	$ 25.9	3.5%	$(42.4)	(7.3%)	$ 19.4	3.0
Per share
Basic earnings (loss) per share	$ 1.99		$(3.24)		$ 1.40
Diluted earnings (loss) per share	$ 1.87		$(3.24)		$ 1.32
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

DXP management has modified how it manages and evaluates the segments of our business.  DXP is now organized into three business segments:  Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  The Service Centers are engaged in providing maintenance, repair and operating products, equipment and services, including logistics capabilities, to industrial customers.  The Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission equipment, fastener, industrial supplies and safety product categories.  The IPS segment fabricates and assembles custom-made engineered pump packages.  The SCS segment manages all or part of customer’s supply chain, including inventory.  The 2009 and 2008 segment information has been restated to conform with the 2010 composition of reportable segments.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

SALES.  Sales for the year ended December 31, 2010 increased $73.0 million, or 12.5%, to approximately $656.2 million from $583.2 million in 2009. Sales by Quadna, acquired April 1, 2010 and D&F, acquired December 1, 2010, accounted for $43.6 million of 2010 sales.  Excluding Quadna and D&F sales, sales for 2010 increased 5.0%.  Sales for the Service Centers segment increased $61.7 million, or 15.8%. Excluding Quadna and D&F Service Centers sales of $26.2 million, Service Centers segment sales for 2010 increased 9.1% from 2009.  This sales increase is primarily due to improvement in the industrial portion of the U.S. economy.  Sales for the SCS segment decreased by $9.8 million, or 7.2%, from 2009.  The sales decrease by SCS resulted from sales to customers in 2009 which subsequently terminated supply agreements, exceeding sales to customers which had been added since 2009.  Sales for the IPS segment increased by $21.1 million, or 37.8%, for 2010 when compared to 2009.  Excluding Quadna IPS sales of $17.4 million for 2010, IPS sales increased 6.6% from 2009.  The sales increase resulted from the improvement in the economy and the associated increase in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales increased to approximately 28.7% for 2010 from 26.0% for 2009.  This increase is primarily the result of the $13.8 million charge in the fourth quarter of 2009 to reduce the value of inventory acquired with the acquisition of Precision on September 10, 2007.  Excluding this $13.8 million charge, gross profit as a percentage of sales for 2009 would have been 28.3%.  The increase in gross profit as a percentage of sales in 2010 from this 28.3% for 2009 is primarily the result of improvement in the U.S. economy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.  Selling, general and administrative expense for 2010 increased by approximately $3.5 million, or 2.4%, when compared to 2009. Selling, general and administrative expense for Quadna and D&F for 2010 was $7.6 million.  As a percentage of revenue, the 2010 expense decreased to 23.1%, from 25.3% for 2009.   This decrease is primarily the result of sales increasing 12.5% and expenses increasing only 2.4%.

OPERATING INCOME.  Excluding the effect of the $13.8 million inventory impairment charge and the $53.0 million goodwill and other intangible impairment charges recorded in 2009, operating income for 2010 increased 112% compared to 2009. Operating income for the Service Centers segment increased $26.2 million.  Excluding the effect of the $12.8 million of inventory impairment charges recorded by the Service Centers  segment during 2009, operating income for the Service Centers segment increased 35.9% as a result of the 15.8% increase in sales combined with the effect of cost reduction measures implemented during 2009 and 2010.  Operating income for the SCS segment increased 28.3%.  Excluding the $1.0 million of inventory impairment charges recorded by the SCS segment during 2009, operating income for the SCS segment increased by 8.7%, primarily as a result of the reduced administrative costs for this segment. Operating income for the IPS segment increased 37.5% as a result of the 37.8% increase in sales.

INTEREST EXPENSE.  Interest expense for 2010 decreased by 0.7% from 2009.   On March 15, 2010 we amended our credit facility.  This amendment significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The amendment increased the cost of funds borrowed under our credit facility by approximately 200 basis points beginning on March 16, 2010.  This increase in interest rates was offset by the effect of lower average debt outstanding during 2010 compared to 2009.

INCOME TAXES.  Our provision for income taxes differed from the U. S. statutory rate of 35% due to state income taxes and non-deductible expenses.  Our effective tax rate for 2010 of 39.7% increased from 22.2% for 2009.  The 2009 tax rate was unusually low primarily as a result of the non-deductible goodwill and other intangibles  impairment charge for PFI, LLC recorded in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

SALES.  Sales for the year ended December 31, 2009 decreased $153.7 million, or 20.9%, to approximately $583.2 million from $736.9 million in 2008. Sales for the Service Centers segment decreased $79.1 million, or 16.8%, to $391.1 million for the year ended December 31, 2009, from $470.2 million for 2008. Sales by businesses acquired in 2008, on a same store sales basis, accounted for $36.1 million of 2009 sales.  Excluding these sales by the acquired businesses, sales for the Service Centers segment decreased 24.5%.  This sales decrease is primarily due to a broad-based decrease in sales of pumps, bearings, safety products and industrial supplies in connection with a broad-based decline in the U. S. economy. Sales for the Supply Chain Services segment decreased by $29.6 million, or 17.8%, to $136.2 million for the year ended December 31, 2009 from $165.8 million for 2008, resulting from the decline in the U. S. economy.   Sales for the Innovative Pumping Solutions segment decreased by $45.0 million, or 44.6%, to $55.9 million for the year ended December 31, 2009 from $100.9 million for 2008 due to the decline in the U.S. economy.

GROSS PROFIT. Gross profit as a percentage of sales decreased by approximately 2.1% for 2009, to 26.0% from 28.1% for 2008.   This decrease is the result of the $13.8 million charge in 2009 to reduce the value of inventory acquired in connection with the acquisition of Precision on September 10, 2007.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for 2009 decreased by approximately $11.0 million to $147.8 million from $158.8 million for 2008. Selling, general and administrative expense associated with the three businesses acquired in 2008, on a same store basis, accounted for $11.2 million of the 2009 expense.  On a same store basis, selling, general and administrative expense decreased approximately $22.2 million.  This decrease primarily resulted from reduced salaries, incentive compensation, employee benefits and travel expenses compared to 2008.  As a percentage of sales, the 2009 expense increased by approximately 3.8%, to 25.3% for 2009 from 21.6% for 2008.  This increase is primarily the result of sales decreasing more than selling, general and administrative expenses decreased combined with the effect of accruing $1.8 million of future rent and related expenses associated with locations closed during 2009.

GOODWILL AND OTHER INTANGIBLES IMPAIRMENT. During the fourth quarter of 2009, the Company performed the annual goodwill impairment test based on current and expected market conditions, including reduced operating results.  As a result of this test, the Company determined that goodwill and other intangibles associated with the Service Centers segment reporting units were impaired as of December 31, 2009.  Accordingly, the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles.

OPERATING INCOME (LOSS).  Operating loss for 2009 was $49.3 million compared to $48.2 million of income for 2008 as a result of a $55.6 million decrease in gross profit and the $53.0 million impairment charge, partially offset by an $11.0 million decrease in selling, general and administrative expense.  Operating income for the Service Centers segment was $24.4 million for 2009 compared to $68.0 million for 2008, primarily as a result of decreased gross profit as a result of decreased sales and the $12.8 million inventory impairment charge recorded in the Service Centers segment during 2009.  Excluding the $1.0 million inventory impairment charge recorded in the SCS segment during 2009, operating income for the Supply Chain Services segment increased 21.2%, to $6.5 million for 2009, from $5.4 million for 2008, primarily as a result of increased gross profit.  Operating income for the Innovative Pumping Solutions segment decreased 37.2%, to $7.5 million for 2009, from $12.0 million for 2008 as a result of decreased gross profit due to decreased sales.

INTEREST EXPENSE.  Interest expense for 2009 decreased by 14.4% from 2008.  This decrease primarily resulted from decreased market interest rates.

OTHER INCOME.  Other income for 2009 decreased to $0.1 million from $0.2 million for 2008 as a result of reduced interest income.

INCOME TAXES.  Our provision for income taxes differed from the U. S. statutory rate of 35% due to state income taxes and non-deductible expenses.  Our effective tax rate for 2009 decreased to 22.2% from 38.8% for 2008 primarily as a result of the non-deductible impairment charge for PFI, LLC goodwill and other intangibles recorded in 2009.

Pro Forma Results

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2009 and 2010, assuming the acquisition of businesses completed in 2010 were consummated as of January 1 of each year follows:

	Years Ended December 31,
	2009	2010
	(Unaudited)
	In Thousands, except for per share data

Net Sales	$ 653,175	$689,675
Net (loss) income	$(39,967)	$ 20,843
Per Share Data
Basic Earnings	$(3.04)	$1.50
Diluted Earnings	$(3.04)	$1.42

Liquidity and Capital Resources

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated approximately $23.9 million of cash in operating activities in 2010 as compared to generating $51.6 million in 2009. This change between the two years was primarily attributable to the $24.1 million decrease in accounts receivable and the $32.7 million reduction in inventories in 2009 compared to a $14.5 million increase in accounts receivable and a $2.0 million decrease in inventories in 2010.

During 2010 we paid $18.2 million of cash related to the purchase of two businesses during 2010 and $0.2 million related to businesses acquired before 2009 compared to paying $0.5 million during 2009 related to acquisitions completed prior to 2009.

We purchased approximately $1.2 million of capital assets during 2010 compared to $1.6 million for 2009.  Capital expenditures during 2010 and 2009 were related primarily to computer equipment, computer software, production equipment, inventory handling equipment, safety rental equipment and building improvements. Capital expenditures for 2011 are expected to be in the range of the 2008, 2009 and 2010 amounts.

At December 31, 2010, our total long-term debt, including the current portion, was $114.6 million compared to total capitalization (total long-term debt plus shareholders’ equity) of $238.7 million.  Approximately $109.8 million of this outstanding debt bears interest at various floating rates.  Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $2.2 million.

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

During 2010, the amount available to be borrowed under our credit facility increased from $37.3 million at December 31, 2009, to $50.0 million at December 31, 2010.  The increase in availability is primarily the result of the effect of increased accounts receivable.  Our total long-term debt decreased $1.0 million during 2010.  Management believes that the liquidity of our balance sheet at December 31, 2010, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2011.

Credit Facility

On August 28, 2008, DXP entered into a credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility).  The March 15, 2010 amendment to the Facility significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter. The Facility matures on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory and 50% of the net book value of non-real-estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowing under the revolving credit portion of the Facility and letters of credit outstanding, subject to the asset test described above.

On December 31, 2010, the LIBOR-based rate on the revolving credit portion of the Facility was LIBOR plus 2.75%, the prime-based rate on the revolving credit portion of the Facility was the prime rate plus 1.75%, the commitment fee was 0.375%, the LIBOR-based rate for the term loan was LIBOR plus 3.25% and the prime-based rate for the term loan was the prime rate plus 2.25%. At December 31, 2010, $103.5 million was borrowed under the Facility at a weighted average interest rate of approximately 3.2% under the LIBOR options. The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or at the prime rate plus a margin of 1.25% to 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or at the prime rate plus a margin of 1.75% to 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non-real-estate property and equipment.  At December 31, 2010, we had $50.0 million available for borrowing and letters of credit under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratios – The Facility requires that the Fixed Charge Coverage Ratio for the 12-month period ending on the last day of each quarter through December 31, 2010 be not less than 1.25 to 1.0, stepping up to 1.50 to 1.0 for each quarter ending on or after March 31, 2011, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA (as defined below) for the 12 months ending on such date, minus cash taxes and minus capital expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries.

Leverage Ratios - The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.00 to 1.00 as of December 31, 2010, 3.50 to 1.00 as of March 31, 2011 and 3.25 to 1.0 as of the last day of each fiscal quarter thereafter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At December 31, 2010, the Company’s Leverage Ratio was 2.26 to 1.00.  The Facility requires that the Company’s Senior Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.25 to 1.0 as of December 31, 2010, 3.00 to 1.00 as of March 31, 2011 and 2.75 to 1.0 as of the last day of each fiscal quarter thereafter.  The Senior Leverage Ratio is defined as the outstanding Indebtedness, minus the aggregate amount of all Subordinated Debt, divided by EBITDA for the 12 months then ended.  At December 31, 2010, the Company’s Senior Leverage Ratio was 2.20 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.  Subordinated Debt is defined under the Facility for financial covenant purposes as Indebtedness which has been subordinated on terms and conditions satisfactory to the Lenders.

The following are computations of the Leverage Ratio and the Senior Leverage Ratio as of December 31, 2010 (in thousands, except for ratios):

For the Year ended December 31, 2010	Senior Leverage Ratio	Leverage Ratio

Income before taxes	$32,132	$32,132
Interest expense	5,208	5,208
Depreciation and amortization	9,568	9,568
Stock compensation expense	973	973
Pro forma acquisition EBITDA	3,723	3,723
EBITDA of divestiture	13	13
Reduction of closed location accrual	(555)	(555)
(A) Defined EBITDA	$51,062	$51,062

As of December 31, 2010
Total long-term debt	$114,551	$114,551
Letters of credit outstanding	933	933
Less: Subordinated Debt	(2,900)	-
Defined Indebtedness	$112,584(B)	$115,484(C)

Senior Leverage Ratio (B)/(A)	2.20
Leverage Ratio (C)/(A)		2.26

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

Performance Metrics

	December 31,		Increase (Decrease)
	2010	2009
Days of sales outstanding (in days)	57.5	50.1	7.4
Inventory turns	6.2	5.9	.3
Results for businesses acquired in 2010 were annualized to compute these performance metrics.

Accounts receivable days of sales outstanding were 57.5 at December 31, 2010 compared to 50.1 days at December 31, 2009.  The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.  Annualized inventory turns were 6.2 times at December 31, 2010 compared to 5.9 times at December 31, 2009.  The increase in inventory turns resulted from the improvement in the U. S. economy.

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

Borrowings
	December 31,		Increase (Decrease)
	2010	2009
	(in thousands)
Current portion of long-term debt	$ 10,930	$ 12,595	$ (1,665)
Long-term debt, less current portion	103,621	102,916	705
Total long-term debt	$ 114,551	$ 115,511	$ (960)(2)
Amount available (1)	$ 50,020	$ 37,276	$ 12,744 (3)
(1) Represents amount available to be borrowed under the Facility at the indicated date.
(2) The funds used to reduce debt were obtained from operations.
(3) The $12.7 million increase in the amount available is primarily a result of the effect of increased accounts receivable on the loan covenant ratios.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2010 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion (1)	$ 114,551	$ 10,930	$101,301	$ 2,320	-
Operating lease obligations	38,521	10,471	14,697	6,401	6,952
Estimated interest payments (2)	834	257	408	169	-
Total	$ 153,906	$ 21,658	$116,406	$ 8,890	$ 6,952

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2010. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under the Facility fluctuate.  The amounts of interest incurred for borrowings under the revolving lines of credit were $4,900,000, $4,700,000, and $4,900,000 for 2008, 2009 and 2010, respectively.  Management anticipates an increased level of interest payments on the Facility in 2011 as a result of expected increased interest rates.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2010, we were not involved in any unconsolidated SPE transactions.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectability, inventory valuations, valuation of intangibles, impairment analysis, income taxes, self-insured liability claims and self-insured medical claims.  Actual results could differ from those estimates. Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company’s results of operations from period-to-period.

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

We generally retain up to $200,000 of risk on each medical claim for our employees and their dependents. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents.  The accrual is adjusted monthly based on recent claims experience.  The actual claims could deviate from recent claims experience and be materially different from the reserve.

The accrual for these claims at December 31, 2010 and 2009 was approximately $1.8 million and $1.3 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting unit level, which is one level below an operating segment. We review the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. Goodwill of $84.9 million was primarily recorded in connection with the 15 acquisitions completed since 2004.  Approximately $16.0 million was included in our Innovative Pumping Solutions segment and $68.9 million was included in the two reporting units for our Service  Centers segment which are DXP and PFI.  Assets, liabilities, deferred taxes and goodwill for each reporting unit were determined using the balance sheets maintained for each reporting unit.

When estimating fair values of a reporting unit for our goodwill impairment test, we use an income approach which incorporates management’s views.  The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate.  The primary assumptions used in the income approach were estimated cash flows and weighted average cost of capital.  Estimated cash flows were primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital.  We utilized discount rates based on weighted average cost of capital ranging from 11.0% to 14.5% when we estimated fair values of our reporting units as of December 31, 2010.  To ensure the reasonableness of the estimated fair values of our reporting units, we performed a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units.  The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and required management judgment.  The assumptions and methodologies used for valuing goodwill in the current year are consistent with those used in the prior year.

During 2010 the U.S. and global economies stabilized and oil and natural gas prices increased, which led to improvements in our sales, margins and cash flows.  Our sales and profitability improved throughout the year.  We considered the impact of these changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of December 31, 2010.

Our goodwill impairment analysis led us to conclude that there was not an impairment of goodwill during 2010. If we increased our discount rates by 10%, or decreased our expected growth rates by 10% when estimating the fair values of our reporting units, there would not have been an impairment of goodwill in 2010.

Long-lived assets, including property, plant and equipment and amortizable intangible assets also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.  We concluded DXP did not have an impairment of long-lived assets during 2010.

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

Stock-Based Compensation

No future grants will be made under the Company’s existing stock option plans.  The Company currently uses restricted stock for share-based compensation programs.  Compensation expense recognized for share-based compensation programs in the years ended December 31, 2008, 2009 and 2010 was $930,000, $1,555,000 and $973,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,601,000 and $2,423,000, respectively, at December 31, 2009 and 2010.  As of December 31, 2010, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 27.6 months.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at December 31, 2010, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.1 million.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate Long- term Debt	$ 300	$ 306	$ 1,830	$ 193	$ 2,127	-	$ 4,756	$ 4,756
Average Interest Rate	5.44%	5.46%	6.12%	5.00%	5.00%	-
Floating Rate Long-term Debt	$10,630	$10,000	$89,165	-	-	-	$109,795	$109,795
Average Interest Rate (1)	3.47%	3.52%	3.21%	-	-	-
Total Maturities	$10,930	$10,306	$90,995	$ 193	$ 2,127	-	$114,551	$114,551
(1) Assumes floating interest rates in effect at December 31, 2010.

ITEM 8.  Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc., and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DXP Enterprises, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 16, 2011, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

Hein & Associates LLP
Houston, Texas

March 16, 2011

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DXP Enterprises, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2010. Our report thereon dated March 16, 2011 expressed an unqualified opinion.

Hein & Associates LLP
Houston, Texas

March 16, 2011

MANAGEMENT’S REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2010, have issued an attestation report on the Company’s internal control over financial reporting, which appears on page 30.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls with the participation of its principal executive and principal financial officers.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in the COSO Framework.

/s/ David R. Little                                                                /s/ Mac McConnell
David R. Little                                                                                                           Mac McConnell
Chairman of the Board and                                                                                                           Senior Vice President/Finance and
Chief Executive Officer                                                                                                Chief Financial Officer

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2009	2010
ASSETS
Current assets:
Cash	$ 2,344	$ 770
Trade accounts receivable, net of allowances for doubtful accounts
of $3,006 in 2009 and $3,540 in 2010	77,066	99,781
Inventories, net	72,581	75,887
Prepaid expenses and other current assets	3,533	2,550
Federal income tax receivable	235	402
Deferred income taxes	7,833	5,919
Total current assets	163,592	185,309
Property and equipment, net	16,955	14,917
Goodwill	60,542	84,942
Other intangibles, net of accumulated amortization of $13,779 in 2009 and $19,603 in 2010	25,727	32,236
Non-current deferred income taxes	3,289	2,289
Other assets	822	931
Total assets	$ 270,927	$ 320,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 12,595	$ 10,930
Trade accounts payable	51,185	55,019
Accrued wages and benefits	6,633	11,826
Customer advances	1,008	10,271
Other accrued liabilities	6,377	4,837
Total current liabilities	77,798	92,883
Long-term debt, less current portion	102,916	103,621
Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2010); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2010); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,935,201 and 14,079,608 shares issued and outstanding, respectively.	129	140
Paid-in capital	58,037	72,616
Retained earnings	32,057	51,348
Accumulated other comprehensive income (loss)	(26)	-
Total shareholders’ equity	90,213	124,120
Total liabilities and shareholders’ equity	$ 270,927	$ 320,624
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2008	2009	2010
Sales	$ 736,883	$ 583,226	$ 656,202
Cost of sales	529,895	431,812	467,807
Gross profit	206,988	151,414	188,395
Selling, general and administrative expense	158,797	147,795	151,304
Goodwill and other intangibles impairment	-	52,951	-
Operating income (loss)	48,191	(49,332)	37,091
Other income	223	95	249
Interest expense	(6,130)	(5,245)	(5,208)
Income (loss) before provision for income taxes	42,284	(54,482)	32,132
Provision (benefit) for income taxes	16,397	(12,070)	12,751
Net income (loss)	25,887	(42,412)	19,381
Preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$ 25,797	$ (42,502)	$ 19,291

Per share and share amounts
Basic earnings (loss) per common share – restated (Note 2)	$ 1.99	$ (3.24)	$ 1.40
Common shares outstanding – restated (Note 2)	12,945	13,117	13,821
Diluted earnings (loss) per share – restated (Note 2)	$ 1.87	$ (3.24)	$ 1.32
Common and common equivalent shares Outstanding – restated (Note 2)	13,869	13,117	14,821
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2008, 2009 and 2010 (in Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCES AT DECEMBER 31, 2007	$ 1	$ 15	$ 126	$54,634	$48,762	$(825)	$ -	$102,713
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	930	-	-	-	930
Exercise of stock options and vesting of restricted stock for 219,160 of common stock	-	-	2	642	-	825	-	1,469
Net loss on interest rate swap for comprehensive income	-	-	-	-	-	-	(721)	(721)
Net Income	-	-	-	-	25,887	-	-	25,887
BALANCES AT DECEMBER 31, 2008	$ 1	$ 15	$ 128	$56,206	$74,559	-	$(721)	$130,188
Dividends paid	-	-	-	-	(90)	-		(90)
Compensation expense for restricted stock	-	-	-	1,555	-	-		1,555
Net gain on interest rate swap for comprehensive income							695	695
Exercise of stock options and vesting of restricted stock for 71,897 shares of common stock	-	-	1	276	-	-	-	277
Net loss	-	-	-	-	(42,412)	-	-	(42,412)
BALANCES AT DECEMBER 31, 2009	$ 1	$ 15	$ 129	$58,037	$32,057	-	$(26)	$90,213
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	973	-	-	-	973
Net gain on interest rate swap for comprehensive income	-	-	-	-	-	-	26	26
Issuance of 498,730 shares in connection with acquisitions	-	-	5	7,061	-	-	-	7,066
Issuance of 493,791 shares upon conversion of notes to common stock	-	-	5	6,206	-	-	-	6,211
Exercise of stock options and vesting of restricted stock for 149,886 shares of common stock	-	-	1	339	-	-	-	340
Net income	-	-	-	-	19,381	-	-	19,381
BALANCES AT DECEMBER 31, 2010	$ 1	$ 15	$ 140	$72,616	$51,348	$ -	$ -	$124,120

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 25,887	$ (42,412)	$ 19,381
Adjustments to reconcile net income (loss) to net cash provided by operating activities – net of acquisitions
Goodwill and other intangible impairment	-	52,951	-
Precision inventory impairment	-	13,800	-
Depreciation	4,629	4,260	3,744
Amortization	6,363	7,216	5,824
Deferred income taxes	143	(16,678)	2,914
Stock-based compensation expense	930	1,555	973
Tax benefit related to exercise of stock options and vesting of restricted stock	(1,362)	(266)	(215)
Gain on sale of property and equipment	(116)	-	(188)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(10,876)	24,125	(14,528)
Inventories	(11,161)	32,716	2,028
Prepaid expenses and other assets	366	(1,665)	1,165
Accounts payable and accrued expenses	3,655	(24,027)	2,810
Net cash provided by operating activities	18,458	51,575	23,908
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,134)	(1,593)	(1,184)
Purchase of businesses, net of cash acquired	(73,943)	(491)	(18,394)
Proceeds from the sale of property and equipment	158	16	1,428
Net cash used in investing activities	(78,919)	(2,068)	(18,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	165,466	133,716	141,216
Principal payments on revolving line of credit, long-term debt and notes payable	(104,662)	(186,763)	(148,798)
Dividends paid in cash	(90)	(90)	(90)
Proceeds from exercise of stock options	105	10	125
Tax benefit related to exercise of stock options and vesting of restricted stock	1,362	266	215
Net cash provided by (used in) financing activities	62,181	(52,861)	(7,332)
INCREASE (DECREASE) IN CASH	1,720	(3,354)	(1,574)
CASH AT BEGINNING OF YEAR	3,978	5,698	2,344
CASH AT END OF YEAR	$ 5,698	$ 2,344	$ 770
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	$ 6,207	$ 5,338	$ 5,240
Income taxes	$ 9,263	$ 15,053	$ 8,342
Cash income tax refunds	$ -	$ 73	$ 250

Purchase of businesses excludes $20 million of common stock, notes and convertible notes issued in connection with acquisitions during 2010.  Proceeds from debt exclude $6.3 million of convertible notes issued in connection with an acquisition in 2010 and converted to common stock in 2010.

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DXP Enterprises, Inc., a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc., DXP Enterprises, Inc. and its subsidiaries (“DXP” or the “Company”) is engaged in the business of distributing maintenance, repair and operating products, equipment and service to industrial customers.  The Company is organized into three business segments:  Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  See Note 14 for discussion of the business segments.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Midwestern, Southeastern and Southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral.  Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of all such accounts.  The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

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

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments, excluding derivatives, at December 31, 2009 and 2010 is as follows (in thousands):

	2009		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$2,344	$2,344	$770	$770
Long-term debt, including current portion	115,511	115,511	114,551	114,551

The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.  The carrying amounts of accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

The Company uses restricted stock for share-based compensation programs. No future grants will be made under the Company’s stock option plans.  See Note 9 – Shareholders’ Equity for additional information on stock-based compensation.

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. The extent of completion is measured as cost incurred divided by the total estimated cost. At December 31, 2009 and 2010, $0.1 million and $2.8 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable.  For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.

The Company reserves for potential customer returns based upon the historical level of returns.

Shipping and Handling Costs

The Company classifies shipping and handling charges billed to customers as sales.  Shipping and handling charges paid to others are classified as a component of cost of sales.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by the Company in the accompanying financial statements relate to the valuation of intangibles, impairment analysis, reserves for accounts receivable collectability, inventory valuations, income taxes and self-insured medical and liability claims.  Actual results could differ from those estimates and such differences could be material.

Self Insured Insurance and Medical Claims

We generally retain up to $100,000 of risk for each claim for workers compensation, general liability, automobile and property loss.  We accrue for the estimated loss on the self-insured portion of these claims.  The accrual is adjusted quarterly based upon reported claims information.  The actual cost could deviate from the recorded estimate.

We generally retain up to $200,000 of risk on each medical claim for our employees and their dependents. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents.  The accrual is adjusted monthly based on recent claims experience.  The actual claims could deviate from recent claims experience and be materially different from the reserve.

The accrual for these claims at December 31, 2010 and 2009 was approximately $1.8 million and $1.3 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting unit level, which is one level below an operating segment. We review the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. Goodwill of $84.9 million was primarily recorded in connection with the 15 acquisitions completed since 2004.  Approximately $16.0 million was included in our Innovative Pumping Solutions segment and $68.9 million was included in the two reporting units for our Service Centers segment which are DXP and PFI.  Assets, liabilities, deferred taxes and goodwill for each reporting unit were determined using the balance sheets maintained for each reporting unit.

When estimating fair values of a reporting unit for our goodwill impairment test, we use an income approach which incorporates management’s views.  The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate.  The primary assumptions used in the income approach were estimated cash flows and weighted average cost of capital.  Estimated cash flows were primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital.  We utilized discount rates based on weighted average cost of capital ranging from 11.0% to 14.5% when we estimated fair values of our reporting units as of December 31, 2010.  To ensure the reasonableness of the estimated fair values of our reporting units, we performed a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units.  The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and required management judgment.  The assumptions and methodologies used for valuing goodwill in the current year are consistent with those used in the prior year.

During 2010 the U.S. and global economies stabilized and oil and natural gas prices increased, which led to improvements in our sales, margins and cash flows.  Our sales and profitability improved throughout the year.  We considered the impact of these changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of December 31, 2010.

Our goodwill impairment analysis led us to conclude that there was not an impairment of goodwill during 2010. If we increased our discount rates by 10%, or decreased our expected growth rates by 10% when estimating the fair values of our reporting units, there would not have been an impairment of goodwill in 2010.

Long-lived assets, including property, plant and equipment and amortizable intangible assets also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared.  If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.  We concluded DXP did not have an impairment of long-lived assets during 2010.

Goodwill and Other Intangible Assets

The $2.5 million adjustment to increase goodwill during 2009 primarily results from a $0.9 million reduction in the value of acquired inventories for Rocky Mtn. Supply, Inc. and a $1.2 million reduction in acquired fixed assets for PFI, LLC, both of which were acquired in 2008.  The $24.2 million increase in goodwill and the $12.3 million increase in other intangibles acquired during 2010 results from recording the goodwill and other intangibles associated with the acquisitions of the assets of Quadna, Inc. (“Quadna”) and D&F Distributors, Inc. (“D&F”). The $0.2 million increase in goodwill for payment of earn out relates to contingent purchase price for the 2008 acquisition of Falcon Pump.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  Approximately $69.0 million of goodwill and $23.8 million of other intangible assets pertain to the Service Centers segment.  Approximately $16.0 million of goodwill and $3.3 million of other intangible assets pertain to the IPS segment.  Approximately $5.1 million of other intangible assets pertain to the SCS segment.

The changes in the carrying amount of goodwill and other intangibles for 2009 and 2010 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2008	$ 143,945	$ 98,718	$ 45,227
Adjustments to prior year estimates	2,491	2,491	-
Amortization	(7,216)	-	(7,216)
Impairment	(52,951)	(40,667)	(12,284)
Balance as of December 31, 2009	$ 86,269	$ 60,542	$ 25,727
Payment of earn out	200	200	-
Acquired during the year	36,533	24,200	12,333
Amortization	(5,824)	-	(5,824)
Balance as of December 31, 2010	$117,178	$ 84,942	$ 32,236

The changes in the carrying amount of goodwill by segment for 2009 and 2010 are as follows (in thousands):

	Total	Service Centers	SCS	IPS
Balance as of December 31, 2008	$ 98,718	$ 72,667	$ 17,609	$ 8,442
Adjustments to prior year estimates	2,491	2,491	-	-
Impairment	(40,667)	(23,058)	(17,609)	-
Balance as of December 31, 2009	$ 60,542	$ 52,100	-	$ 8,442
Payment of earn out	200	200	-	-
Acquired during the year	24,200	16,662	-	$ 7,538
Balance as of December 31, 2010	$ 84,942	$ 68,962	-	$ 15,980

A summary of amortizable other intangible assets follows (in thousands):

	As of December 31, 2009		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (706)	$ 2,496	$ (831)
Customer relationships	35,390	(11,908)	47,363	(17,237)
Non-compete agreements	1,620	(1,165)	1,980	(1,535)
Total	$ 39,506	$ (13,779)	$ 51,839	$ (19,603)

The estimated future annual amortization of intangible assets for each of the next five years follows (in thousands):

2011                      $  6,410
2012                      $  6,277
2013                      $  5,557
2014                      $  5,296
2015                      $  3,755

The weighted average useful lives of acquired intangibles related to vendor agreements, customer relationships, and non-compete agreements are 20 years, 7.7 years and 4.1 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 8.2 years.

Of the $117.2 million net balance of goodwill and other intangibles at December 31, 2010, $102.9 million is expected to be deductible for tax purposes.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2003.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest is insignificant and there are no penalties accrued at December 31, 2010.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

2.  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This authoritative guidance does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this authoritative guidance are to be applied prospectively as of the beginning of the fiscal year in which this is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of this authoritative guidance are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued authoritative guidance which delayed the effective date of this authoritative guidance to fiscal years beginning after November 15, 2008 and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). See Note 12 “Fair Value of Financial Assets and Liabilities” for additional information on the adoption of this authoritative guidance.

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

In March 2008, the FASB issued authoritative guidance which amends and expands the disclosure requirements of previous authoritative guidance to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. This authoritative guidance also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  This authoritative guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As this pronouncement is only disclosure-related, it did not have an impact on DXP’s financial position and results of operations.

In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This authoritative guidance requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to December 31, 2008.  The impact of this authoritative guidance will depend on the size and nature of acquisitions completed by the Company.

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method. The authoritative guidance is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company in the first quarter of 2009. The Company has granted awards of restricted stock that contain non-forfeitable rights to dividends which are considered participating securities under this authoritative guidance.  Because these awards are participating securities under the authoritative guidance, the Company is required to include these instruments in the calculation of earnings per share using the two-class method.  The adoption of the authoritative guidance reduced basic and diluted earnings per share by $0.02 for 2008. Basic earnings per share, diluted earnings per share, weighted average common shares outstanding and weighted average common and common equivalent shares outstanding for 2008 have been restated.

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

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the manner in which the arrangement consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011.  DXP does not expect these new standards to significantly impact our consolidated financial statements.

3.  ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.  Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition.  The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. Any contingent purchase price on acquisitions completed before January 1, 2009 will increase goodwill when paid.

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

On December 1, 2008, DXP completed the acquisition of the business of Falcon Pump.  DXP acquired this business to strengthen DXP’s pump offering in the Rocky Mountain area.  DXP paid $3.1 million in cash, $0.8 million in seller notes and $0.2 million in payments in 2010 which were contingent upon future earnings of the acquired business. The seller notes bear interest at ninety day LIBOR plus 0.75%.

During 2009 the initial purchase price allocation for the 2008 acquisitions was adjusted to allocate $2.5 million of purchase price to goodwill.  These increases in goodwill primarily related to reducing the value of inventories and fixed assets for the 2008 acquisitions. During 2009 the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles associated with the Service Centers and SCS segments.  During 2010 the Company paid $0.2 million in contingent purchase price related to the acquisition of Falcon Pump.

On April 1, 2010, DXP acquired substantially all the assets of Quadna, Inc. (“Quadna”). The purchase price of approximately $25.0 million (net of $3.0 million of acquired cash) consisted of $11 million paid in cash, $10 million in the form of convertible promissory notes bearing interest at a rate of 10% and approximately $4.0 million in the form of 343,337 shares of DXP common stock.  On April 9, 2010, $4.5 million principal amount of the convertible promissory notes, along with accrued interest, were converted into 376,417 shares of DXP’s common stock.  On August 18, 2010, $3.7 million of the convertible promissory notes were paid off using funds obtained from DXP’s credit facility and $1.8 million of the convertible promissory notes were converted to 117,374 shares of DXP common stock.  The $11 million cash portion of the purchase price was funded by borrowings under DXP’s existing credit facility.  DXP completed this acquisition to expand its pump business in the Western U.S.  Goodwill of $18.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Quadna with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

On November 30, 2010, DXP acquired substantially all of the assets of D&F Distributors, Inc. (“D&F”).  The purchase price of $13.4 million consisted of approximately $7.4 million paid in cash, approximately $2.9 million in the form of promissory notes bearing interest at a rate of 5%, and approximately $3.1 million in the form of 155,393 shares of DXP common stock. The cash portion of the purchase price was funded by borrowings under DXP’s existing credit facility.  DXP completed this acquisition to expand its pump business in Indiana, Kentucky, Tennessee and Ohio.  Goodwill of $5.4 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of D&F with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

The value assigned to the non-compete agreements and customer relationships for Quadna and D&F were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated.  The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets.  The projected revenues and operating expenses were estimated based on management estimates.  Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets.  Discount rates of 17.0% to 17.2% were deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2010 in connection with the acquisitions described above (in thousands):

Cash	$ 3,035
Accounts Receivable	8,421
Inventory	6,319
Property and equipment	837
Goodwill and intangibles	36,533
Other assets	202
Assets acquired	55,347
Current liabilities assumed	(13,947)
Non-current liabilities assumed	-
Net assets acquired	$ 41,400

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2009 and 2010, assuming the acquisition of businesses completed in 2010 were consummated as of January 1 of each year follows:

	Years Ended December 31,
	2009	2010
	(Unaudited)
	In Thousands, except for per share data

Net Sales	$ 653,175	$689,675
Net (loss) inome	$(39,967)	$ 20,843
Per share data
Basic Earnings	$(3.04)	$1.50
Diluted Earnings	$(3.04)	$1.42

4.  PRECISION INVENTORY IMPAIRMENT IN 2009

During 2009 the Company determined that the value of inventory acquired in connection with the acquisition of Precision on September 10, 2007, was overstated by $13.8 million because the inventory was obsolete, expired, old and/or slow moving.  The $13.8 million charge to reduce the value of this inventory is included in cost of sales for 2009.

5.  INVENTORIES:

The carrying values of inventories are as follows:

	December 31,
	2009	2010
	(in Thousands)
Finished goods	$ 72,270	$ 73,421
Work in process	311	2,466
Inventories	$ 72,581	$ 75,887

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2009	2010
	(in Thousands)
Land	$ 1,775	$ 1,652
Buildings and leasehold improvements	7,672	7,508
Furniture, fixtures and equipment	22,325	23,700
	31,772	32,860
Less – Accumulated depreciation and amortization	(14,817)	(17,943)
	$16,955	$ 14,917

7.  LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2009	2010
	(in Thousands)
Line of credit	$ 75,000	$ 83,664
Term loan, payable in quarterly installments of $2.5 million through August 2013	35,500	25,500
Unsecured notes payable to individuals, at variable rates (1.0% to 1.75% at December 31, 2010) payable in monthly and quarterly installments through November 2011	3,027	630
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	-	2,900
Mortgage loan payable to financial institution, 6.25% collateralized by real estate, payable in monthly installments through January 2013	1,956	1,857
Other notes	28	-
	115,511	114,551
Less: Current portion	(12,595)	(10,930)
	$102,916	$ 103,621

On August 28, 2008, DXP entered into a credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility).  The March 15, 2010 amendment to the Facility significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010.  The Facility consists of a $50 million term loan and a revolving credit facility that provides a $150 million line of credit to the Company. The term loan requires principal payments of $2.5 million per quarter. The Facility matures on August 11, 2013.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 85% of the Company’s net accounts receivable, 60% of net inventory and 50% of the net book value of non-real-estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowing under the revolving credit portion of the Facility and letters of credit outstanding, subject to the asset test described above.

On December 31, 2010, the LIBOR-based rate on the revolving credit portion of the Facility was LIBOR plus 2.75%, the prime-based rate on the revolving credit portion of the Facility was the prime rate plus 1.75%, the commitment fee was 0.375%, the LIBOR-based rate for the term loan was LIBOR plus 3.25% and the prime-based rate for the term loan was the prime rate plus 2.25%. At December 31, 2010, $103.5 million was borrowed under the Facility at a weighted average interest rate of approximately 3.2% under the LIBOR options. The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or at the prime rate plus a margin of 1.25% to 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or at the prime rate plus a margin of 1.75% to 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non-real-estate property and equipment.  At December 31, 2010, we had $50.0 million available for borrowing and letters of credit under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratios – The Facility requires that the Fixed Charge Coverage Ratio for the 12-month period ending on the last day of each quarter through December 31, 2010 be not less than 1.25 to 1.0, stepping up to 1.50 to 1.0 for each quarter ending on or after March 31, 2011, with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA (as defined below) for the 12 months ending on such date, minus cash taxes and minus capital expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries.

Leverage Ratios - The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.00 to 1.00 as of December 31, 2010, 3.50 to 1.00 as of March 31, 2011 and 3.25 to 1.0 as of the last day of each fiscal quarter thereafter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At December 31, 2010, the Company’s Leverage Ratio was 2.26 to 1.00.  The Facility requires that the Company’s Senior Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.25 to 1.0 as of December 31, 2010, 3.00 to 1.00 as of March 31, 2011 and 2.75 to 1.0 as of the last day of each fiscal quarter thereafter.  The Senior Leverage Ratio is defined as the outstanding Indebtedness, minus the aggregate amount of all Subordinated Debt, divided by EBITDA for the 12 months then ended.  At December 31, 2010, the Company’s Senior Leverage Ratio was 2.20 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.  Subordinated Debt is defined under the Facility for financial covenant purposes as Indebtedness which has been subordinated on terms and conditions satisfactory to the Lenders.

The following are computations of the Leverage Ratio and the Senior Leverage Ratio as of December 31, 2010 (in thousands, except for ratios):

For the Year ended December 31, 2010	Senior Leverage Ratio	Leverage Ratio

Income before taxes	$32,132	$32,132
Interest expense	5,208	5,208
Depreciation and amortization	9,568	9,568
Stock compensation expense	973	973
Pro forma acquisition EBITDA	3,723	3,723
EBITDA of divestiture	13	13
Reduction of closed location accrual	(555)	(555)
(A) Defined EBITDA	$51,062	$51,062

As of December 31, 2010
Total long-term debt	$114,551	$114,551
Letters of credit outstanding	933	933
Less: Subordinated Debt	(2,900)	-
Defined Indebtedness	$112,584(B)	$115,484(C)

Senior Leverage Ratio (B)/(A)	2.20
Leverage Ratio (C)/(A)		2.26

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

The Facility prohibits the payment of cash dividends on the Company’s common stock.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2011	$ 10,930
2012	10,306
2013	90,995
2014	193
2015	2,127
Thereafter	-

8.  INCOME TAXES:

The provision for income taxes consists of the following:

	Years Ended December 31,
	2008	2009	2010
	(in Thousands)
Current -
Federal	$ 14,605	$ 3,849	$ 7,952
State	1,649	759	1,885
	16,254	4,608	9,837
Deferred	143	(16,678)	2,914
	$ 16,397	$(12,070)	$12,751

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows:

	Years Ended December 31,
	2008	2009	2010
	(in Thousands)
Income taxes computed at federal statutory rate	$ 14,799	$(19,069)	$ 11,246
State income taxes, net of federal benefit	1,072	492	1,225
Nondeductible impairment expense	-	6,852	-
Other	526	(345)	280
	$ 16,397	$(12,070)	$ 12,751

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2009	2010
	(in Thousands)
Net current assets	$ 7,833	$ 5,919
Net non-current assets	3,289	2,289
Net non-current liabilities	-	-
Net assets (liabilities)	$ 11,122	$ 8,208

Deferred tax liabilities and assets were comprised of the following:

	December 31,
	2009	2010
	(in Thousands)
Deferred tax assets:
Goodwill	$ 5,778	$ 4,871
Allowance for doubtful accounts	1,052	1,230
Inventories	5,686	3,615
Accruals	936	740
Interest rate swap	16	-
Other	280	180
Total deferred tax assets	13,748	10,636
Less valuation allowance	-	-
Total deferred tax assets, net of valuation allowance	13,748	10,636
Deferred tax liabilities
Intangibles	(1,028)	(907)
Property and equipment	(1,499)	(1,421)
Other	(99)	(100)
Net deferred tax asset (liability)	$11,122	$ 8,208

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

Restricted Stock

Under a restricted stock plan approved by DXP’s shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of December 31, 2010, vest 20% each year for five years after the date of grant, 33.3% each year for three years after the grant date or 10% each year for ten years after the grant date.  The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date.  The Restricted Stock Plan provides for a grant to each non-employee director of DXP, consisting of the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on the July 1 of the award year.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized, granted and available for future grant under the Restricted Stock Plan at December 31, 2010:

Number of shares authorized for grants	600,000
Number of shares granted	494,662
Number of shares forfeited	60,051
Number of shares available for future grants	165,389
Weighted-average grant price of granted shares	$15.39

Changes in non-vested restricted stock for 2008, 2009 and 2010 were as follows:

	Number Of Shares	Weighted Average Grant Price
Non-vested at December 31, 2007	212,452	$16.81
Granted	57,506	$13.21
Vested	(54,708)	$16.60
Non-vested at December 31, 2008	215,250	$15.91
Granted	94,859	$13.96
Forfeited	(22,764)	$13.15
Vested	(63,897)	$16.17
Non-vested at December 31, 2009	223,448	$15.29
Granted	93,781	$15.92
Forfeited	(37,287)	$17.08
Vested	(99,886)	$12.32
Non-vested at December 31, 2010	180,056	$16.15

Compensation expense recognized for restricted stock in the years ended December 31, 2008, 2009 and 2010 was $930,000, $1,555,000 and $973,000, respectively.  Related income tax benefits recognized in earnings were approximately $372,000, $622,000 and $389,000 in 2008, 2009 and 2010, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,601,000 and $2,423,000, respectively, at December 31, 2009 and 2010.  As of December 31, 2010, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 27.6 months.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-Term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorized the grant of options to purchase 1,800,000, 660,000 and 400,000 shares of the Company’s common stock, respectively.  In accordance with these stock option plans that were approved by the Company’s shareholders, options were granted to key personnel for the purchase of shares of the Company’s common stock at prices not less than the fair market value of the shares on the dates of grant.  Most options could be exercised not earlier than 12 months nor later than 10 years from the date of grant. No future grants will be made under these stock option plans.  Activity during 2008, 2009 and 2010 with respect to the stock options follows:
	Shares	Options Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	222,452	$0.50 - $3.36	$1.07	$ 4,953,000
Exercised	(164,452)	$0.50 - $0.68	$0.64	$ 3,511,000
Outstanding and exercisable at December 31, 2008	58,000	$1.25 - $3.36	$2.33	$ 712,000
Exercised	(8,000)	$1.25	$1.25	$ 85,000
Outstanding and exercisable at December 31, 2009	50,000	$1.25 - $3.36	$2.50	$ 529,000
Exercised	(50,000)	$1.25 - $3.36	$2.50	$ 489,000
Outstanding and exercisable at December 31, 2010	-	-	-	-

Cash received from stock options exercised during 2008, 2009 and 2010 was $105,000, $10,000 and $125,000, respectively. The weighted average remaining contractual life was 4.5 years and 4.0 years at December 31, 2008 and 2009, respectively.

Certain Equity Related Transactions

During 2008, 2009 and 2010, employees and directors of DXP exercised non-qualified stock options.  DXP received a tax deduction for the amount of the difference between the exercise price and the fair market value of the shares recognized as income by the individuals exercising the options. The after tax benefit of the tax deduction is accounted for as an increase in paid-in capital.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2009 and 2010.

	2008	2009	2010
	(in Thousands, except per share amounts)
Basic:
Basic weighted average shares outstanding	12,945	13,117	13,821
Net income (loss)	$25,887	$(42,412)	$ 19,381
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$25,797	$(42,502)	$ 19,291
Per share amount	$1.99	$(3.24)	$1.40

Diluted:
Basic weighted average shares outstanding	12,945	13,117	13,821
Net effect of dilutive stock options based on the treasury stock method	84	-	7
Assumed conversion of convertible notes	-	-	153
Assumed conversion of convertible preferred stock	840	-	840
Total common and common equivalent shares outstanding	13,869	13,117	14,821
Net income (loss) attributable to common shareholders	$25,797	$(42,502)	19,291
Interest on convertible notes, net of income taxes	-	-	142
Convertible preferred stock dividend	90	-	90
Net income (loss) for diluted earnings per share	$25,887	$(42,502)	$ 19,523
Per share amount	$1.87	$(3.24)	$1.32

10.  COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2010, for non-cancelable leases are as follows (in thousands):

2011	$10,471
2012	8,367
2013	6,330
2014	4,786
2015	1,615
2016	1,243
Thereafter	5,710

Rental expense for operating leases was $10,351,000, $12,201,000 and $12,495,000 for the years ended December 31, 2008, 2009 and 2010 respectively.

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

11.  EMPLOYEE BENEFIT PLANS:

The Company offers a 401(K) plan which is eligible to substantially all employees.  During 2008, part of 2009 and part of 2010, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. During 2009 the Company stopped matching employee contributions.  During 2010 the Company resumed matching of employee contributions.  The Company contributed $1,450,000, $823,000 and $540,000 to the 401(K) plan in the years ended December 31, 2008, 2009 and 2010, respectively.

12.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Effective January 1, 2008, we adopted authoritative guidance for financial assets and liabilities measured on a recurring basis. This authoritative guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Fair value, as defined in the authoritative guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance affects the fair value measurement of an interest rate swap to which the Company was a party, which must be classified in one of the following categories:

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

The following presents the changes in Level 3 liabilities for 2008, 2009, and 2010 (in thousands):

	2008	2009	2010
Fair value at January 1,	$ -	$ (1,202)	$ (42)
Realized and unrealized gains (losses) included in other comprehensive income	(1,202)	1,160	42
Fair value at December 31,	$ (1,202)	$ (42)	$ -

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of the Facility.  Through January 11, 2011, this interest rate swap effectively fixed the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at one-month LIBOR of 3.68% plus the margin in effect under the Facility.  Amounts paid or received in connection with the swap were included in interest expense.  This swap was designated as a cash flow hedging instrument.  Changes in the fair value of the swap are included in other comprehensive income.  See Note 13 “Other Comprehensive Income” for gain and (loss), net of income taxes, on the interest rate swap.

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.  In 2009, the Company recorded a charge of $53.0 million related to the impairment of goodwill and other tangibles at the Service Centers, SCS and PFI reporting units.

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

13. OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company had other comprehensive income related to changes in interest rates in connection with an interest rate swap.  At December 31, 2008, 2009 and 2010, the accumulated derivative loss, net of income tax was $721,000, $26,000, and zero, respectively. Other comprehensive income (loss) for the years ending December 31, 2008, 2009 and 2010 was $25,166,000, $(41,717,000) and $19,407,000, respectively.

14. SEGMENT DATA:

The Service Centers segment is engaged in providing maintenance, repair and operating products, equipment and services, including logistics capabilities, to industrial customers.  The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission equipment, fastener, industrial supplies and safety product categories.  The Innovative Pumping Solutions segment fabricates and assembles custom-made engineered pump packages.  The Supply Chain Services segment manages all or part of customers’ supply chains, including inventory.  The 2009 and 2008 segment information has been restated to conform with the 2010 composition of reportable segments.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information.  Sales are shown net of intersegment eliminations.

Financial information relating to the Company’s segments is as follows (in thousands):

	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2010
Sales	$452,719	$ 77,024	$126,459	$656,202
Operating income for reportable segments	50,549	10,335	7,120	68,004
Identifiable assets at year end	234,773	40,038	45,813	320,624
Capital expenditures	1,075	17	92	1,184
Depreciation	2,987	368	389	3,744
Amortization	4,055	604	1,165	5,824
Interest expense	4,115	700	393	5,208

2009
Sales	$391,060	$ 55,913	$136,253	$583,226
Operating income for reportable segments	24,398	7,519	5,548	37,465
Identifiable assets at year end	199,937	22,604	48,386	270,927
Capital expenditures	1,475	29	89	1,593
Depreciation	3,458	348	454	4,260
Amortization	5,683	338	1,195	7,216
Interest expense	3,890	831	524	5,245

2008
Sales	$470,171	$100,884	$165,828	$ 736,883
Operating income for reportable segments	67,995	11,963	5,402	85,360
Identifiable assets at year end	250,149	49,956	97,751	397,856
Capital expenditures	4,313	720	101	5,134
Depreciation	3,185	344	1,100	4,629
Amortization	4,830	338	1,195	6,363
Interest expense	4,099	1,410	621	6,130

	Years Ended December 31,
	2008	2009	2010
Operating income for reportable segments	$ 85,360	$ 37,465	$ 68,004
Adjustment for:
Amortization of intangibles	6,363	7,216	5,824
Impairment of goodwill and other intangibles	-	52,951	-
Corporate and other expense, net	30,806	26,630	25,089
Total operating income (loss)	48,191	(49,332)	37,091
Interest expense, net	6,130	5,245	5,208
Other expenses (income), net	(223)	(95)	(249)
Income (loss) before income taxes	$ 42,284	$(54,482)	$ 32,132

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2008, 2009 and 2010 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Sales	$ 168.5	$ 187.8	$ 186.9	$ 193.6
Gross profit	45.9	51.9	52.3	56.9
Net income	5.4	6.4	7.0	7.0
Earnings per share – basic (Restated) – Note 2	0.42	0.49	0.54	0.54
Earnings per share – diluted (Restated) – Note 2	0.39	0.46	0.51	0.51

2009
Sales	$ 157.6	$ 144.4	$ 143.4	$ 137.8
Gross profit	46.1	41.4	40.8	23.1
Goodwill and other intangibles impairment	-	-	-	(53.0)
Net income (loss)	3.2	2.2	2.7	(50.5)
Earnings (loss) per share - basic	0.24	0.16	0.20	(3.84)
Earnings (loss) per share - diluted	0.23	0.15	0.19	(3.84)

2010
Sales	$ 147.0	$ 167.3	$ 172.2	$ 169.7
Gross profit	42.0	47.9	48.9	49.6
Net income	3.6	4.6	5.3	5.9
Earnings per share - basic	0.27	0.33	0.38	0.41
Earnings per share - diluted	0.26	0.31	0.36	0.39

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2010, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Internal Control Over Financial Reporting

(A)           Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 31 of this Report  under the heading Management’s Annual Report on Internal Control Over Financial Reporting.

(B)           Changes in Internal Control over Financial Reporting

None

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy statement for the 2011 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

2.  Financial Statement Schedules:

  Schedule II - Valuation and Qualifying Accounts
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

10.17
Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto dated August 28, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 29, 2008 and the Company’s Current Report on Form 8-K/A, filed with the Commission on September 23, 2010).

10.18
Amendment Number Two to Employment Agreement dated effective January 1, 2004 between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2010).

10.19
Exhibits and schedules to the Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto, dated August 28, 2008 (incorporated by reference to Amendment Number Two to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 23, 2010).

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

10.21
Asset Purchase Agreement, dated as of April 1, 2010, whereby DXP Enterprises, Inc. acquired the assets of Quadna, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2010).

10.22
Asset Purchase Agreement, dated as of November 22, 2010, whereby DXP Enterprises, Inc. acquired the assets of D&F Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 23, 2010).

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
Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 16, 2011.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Hein & Associates, LLP
Houston, Texas
March 16, 2011

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2010, 2009 and 2008 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2010 Deducted from assets accounts Allowance for doubtful accounts	$ 3,006	$ 679	$ -	$ 145(1)	$3,540
Valuation allowance for deferred tax assets	$ -	$ -	$ -	$ -	-
Year ended December 31, 2009 Deducted from assets accounts Allowance for doubtful accounts	$ 3,494	$ 675	$ -	$1,163(1)	$3,006
Valuation allowance for deferred tax assets	$ 16	$ -	$ -	$ (16) (2)	-
Year ended December 31, 2008 Deducted from assets accounts Allowance for doubtful accounts	$ 2,131	$ 1,424	$ 157(3)	$ 218(1)	$ 3,494
Valuation allowance for deferred tax assets	$ 33	$ -	$ -	$ 17(2)	16
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

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President	March 16, 2011
David R. Little	Chief Executive Officer and Director
(Principal Executive Officer)

/s/Mac McConnell	Senior Vice President/Finance and	March 16, 2011
Mac McConnell	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Cletus Davis	Director	March 16, 2011
Cletus Davis

/s/Timothy P. Halter	Director	March 16, 2011
Timothy P. Halter

/s/Kenneth H. Miller	Director	March 16, 2011
Kenneth H. Miller