Form 10-Q
period 2011-03-31
DXP ENTERPRISES INC
filed 2011-05-04
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of May 2, 2011:  14,105,360.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$ 3,348	$ 770
Trade accounts receivable, net of allowances for doubtful accounts
of $3,683 in 2011 and $3,540 in 2010	110,734	99,781
Inventories, net	79,075	75,887
Prepaid expenses and other current assets	3,215	2,550
Federal income tax receivable	-	402
Deferred income taxes	4,100	5,919
Total current assets	200,472	185,309
Property and equipment, net	14,612	14,917
Goodwill	84,942	84,942
Other intangibles, net of accumulated amortization of $21,209 in 2011 and $19,603 in 2010	30,630	32,236
Non-current deferred income taxes	2,587	2,289
Other assets	943	931
Total assets	$ 334,186	$ 320,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 10,925	$ 10,930
Trade accounts payable	62,238	55,019
Accrued wages and benefits	11,619	11,826
Customer advances	9,732	10,271
Federal income taxes payable	1,524	-
Other accrued liabilities	8,441	4,837
Total current liabilities	104,479	92,883
Long-term debt, less current portion	98,897	103,621
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2011); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2011); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,097,360 in 2011 and 14,079,608 in 2010 shares outstanding	140	140
Paid-in capital	72,986	72,616
Retained earnings	57,668	51,348
Total shareholders’ equity	130,810	124,120
Total liabilities and shareholders’ equity	$ 334,186	$ 320,624
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2011	2010
Sales	$ 183,087	$ 146,992
Cost of sales	130,660	105,037
Gross profit	52,427	41,955
Selling, general and administrative expense	40,885	35,208
Operating income	11,542	6,747
Other income	21	203
Interest expense	(1,022)	(994)
Income before income taxes	10,541	5,956
Provision for income taxes	4,198	2,364
Net income	6,343	3,592
Preferred stock dividend	(23)	(23)
Net income attributable to common shareholders	$ 6,320	$ 3,569

Basic income per share	$ 0.44	$ 0.27
Weighted average common shares outstanding	14,279	13,159
Diluted income per share	$ 0.42	$ 0.26
Weighted average common and common equivalent shares outstanding	15,119	14,028
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31
	2011	2010
OPERATING ACTIVITIES:
Net income	$ 6,343	$ 3,592
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	785	923
Amortization of intangibles	1,606	1,299
Compensation expense for restricted stock	280	252
Tax benefit related to exercise of stock options and vesting of restricted stock	(97)	(101)
Deferred income taxes	1,521	77
Gain on sale of property and equipment	-	(188)
Changes in operating assets and liabilities:
Trade accounts receivable	(10,953)	(6,144)
Inventories	(3,188)	1,487
Prepaid expenses and other current assets	(579)	(648)
Accounts payable and accrued expenses	12,002	5,265
Net cash provided by operating activities	7,720	5,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(487)	(169)
Proceeds from the sale of business	-	1,428
Net cash provided by (used in) investing activities	(487)	1,259

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	39,043	33,935
Principal payments on revolving line of credit and other long-term debt	(43,772)	(39,244)
Dividends paid in cash	(23)	(23)
Tax benefit related to exercise of stock options and vesting of restricted stock	97	101
Net cash used in financing activities	(4,655)	(5,231)
INCREASE IN CASH	2,578	1,842
CASH AT BEGINNING OF PERIOD	770	2,344
CASH AT END OF PERIOD	$ 3,348	$ 4,186

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Net income	$ 6,343	$ 3,592
Gain from interest rate swap, net of income taxes	-	26
Comprehensive income	$ 6,343	$ 3,618

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

NOTE 2: THE COMPANY

DXP Enterprises, Inc., a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc.. DXP Enterprises, Inc. and its subsidiaries (“DXP” or the “Company”) is engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers.  The Company is organized into three segments:  Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  See Note 8 for discussion of the business segments.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board ("FASB") issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the manner in which the arrangement consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards were adopted in the first quarter of 2011.  The adoption of these new standards did not significantly impact our consolidated financial statements.

NOTE 4: STOCK-BASED COMPENSATION

Stock Options

No future grants will be made under the Company’s stock option plans.  No grants of stock options have been made by the Company since July 1, 2005.  As of January 1, 2011, no options were outstanding.

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005, (the “Restricted Stock Plan”) directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of March 31, 2011 vest 100% one year after date of grant, 33.3% each year for three years after date of grant,  20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2011:

Number of shares authorized for grants	600,000
Number of shares granted	(557,262)
Number of shares forfeited	60,051
Number of shares available for future grants	102,789
Weighted-average grant price of granted shares	$16.15

Changes in restricted stock for the three months ended March 31, 2011 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2010	180,056	$ 16.15
Granted	62,600	$ 22.11
Vested	(17,752)	$ 11.34
Non-vested at March 31, 2011	224,904	$ 18.19

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2011 and 2010 was $280,000 and $252,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $3,527,000 and $2,423,000 at March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 33 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows (in thousands):

	March 31, 2011	December 31, 2010

Finished goods	$ 75,089	$ 73,421
Work in process	3,986	2,466
Inventories	$ 79,075	$ 75,887

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2011 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2010	$ 117,178	$ 84,942	$ 32,236
Acquired during the year	-	-	-
Adjustments to prior year estimates	-	-	-
Amortization	(1,606)	-	(1,606)
Balance as of March 31, 2011	$115,572	$ 84,942	$ 30,630

A summary of amortizable intangible assets follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (862)	$ 2,496	$ (831)
Customer relationships	47,363	(18,769)	47,363	(17,237)
Non-compete agreements	1,980	(1,578)	1,980	(1,535)
Total	$ 51,839	$ (21,209)	$ 51,839	$ (19,603)

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Basic:
Weighted average shares outstanding	14,279,027	13,159,149
Net income	$ 6,343,000	$ 3,592,000
Convertible preferred stock dividend	(23,000)	(23,000)
Net income attributable to common shareholders	$ 6,320,000	$ 3,569,000
Per share amount	$ 0.44	$ 0.27

Diluted:
Weighted average shares outstanding	14,279,027	13,159,149
Net effect of dilutive stock options – based on the treasury stock method	-	28,623
Assumed conversion of convertible preferred stock	840,000	840,000
Total	15,119,027	14,027,772
Net income attributable to common shareholders	$ 6,320,000	$ 3,569,000
Convertible preferred stock dividend	23,000	23,000
Net income for diluted earnings per share	$ 6,343,000	$ 3,592,000
Per share amount	$ 0.42	$ 0.26

NOTE 8: SEGMENT REPORTING

The Service Centers segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including logistics capabilities, to industrial customers.  The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, industrial supply and safety products and services categories.  The Innovative Pumping Solutions segment fabricates and assembles custom-made engineered pump packages.  The Supply Chain Services segment manages all or part of customer supply chains, including inventories.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information.  Sales are shown net of intersegment eliminations.   All business segments operate primarily in the United States.

Financial information relating the Company’s segments is as follows:

	Three Months ended March 31,
	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total

2011
Sales	$ 131,551	$ 16,685	$ 34,851	$ 183,087
Operating income for reportable segments	14,781	2,858	1,914	19,553
2010
Sales	$ 103,294	$ 12,277	$ 31,421	$ 146,992
Operating income for reportable segments	8,551	2,460	2,162	13,173

A reconciliation of operating income for reportable segments to the consolidated income before taxes is as follows:

	Three Months Ended March 31,
	2011	2010
Operating income for reportable segments	$ 19,553	$ 13,173
Adjustment for:
Amortization of intangibles	1,606	1,299
Corporate and other expense, net	6,405	5,127
Total operating income	11,542	6,747
Interest expense, net	1,022	994
Other expense (income), net	(21)	(203)
Income before income taxes	$ 10,541	$ 5,956

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

The following presents the changes in Level 3 liabilities for the three months ended March 31, 2011 and 2010 (in thousands):
	Interest Rate Swap
	2011	2010
Three Months Ended March 31
Fair value at January 1	-	$ (42)
Realized and unrealized gains (losses) included in other comprehensive income	-	42
Fair value at March 31	-	$ -

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our credit facility.  Through January 11, 2010, this interest rate swap effectively fixed the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at one-month LIBOR of 3.68% plus the margin in effect under our credit facility.  This swap was designated as a cash flow hedging instrument.  Changes in the fair value of the swap were included in other comprehensive income.  At December 31, 2010 and March 31, 2011, the accumulated derivative loss, net of income taxes, was zero.

NOTE 10: ACQUISITIONS

On April 1, 2010, DXP acquired substantially all of the assets of Quadna, Inc ("Quadna").  On December 1, 2010, DXP acquired substantially all of the assets of D&F Distributors, Inc. ("D&F").  The pro-forma results of operations for the Company on a consolidated basis for the three months ended March 31, 2010 assuming the purchases were completed as of January 1, 2010 follows (in thousands, except per share data):

Three Months Ended March 31, 2010
Net sales	$ 165,440
Net income	4,304
Per share data
Basic earnings	$0.33
Diluted earnings	$0.32

NOTE 11:  SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2011	%	2010	%
	(in thousands, except percentages and per share amounts)
Sales	$ 183,087	100.0	$ 146,992	100.0
Cost of sales	130,660	71.4	105,037	71.5
Gross profit	52,427	28.6	41,955	28.5
Selling, general and administrative expense	40,885	22.3	35,208	23.9
Operating income	11,542	6.3	6,747	4.6
Interest expense	(1,022)	(0.5)	(994)	(0.7)
Other income	21	-	203	0.1
Income before income taxes	10,541	5.8	5,956	4.0
Provision for income taxes	4,198	2.3	2,364	1.6
Net income	$ 6,343	3.5	$ 3,592	2.4
Per share amounts
Basic earnings per share	$ 0.44		$ 0.27
Diluted earnings per share	$ 0.42		$ 0.26

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

SALES.  Sales for the quarter ended March 31, 2011 increased $36.1 million, or 24.6%, to approximately $183.1 million from $147.0 million for the same period in 2010. Sales by Quadna, acquired April 1, 2010, and D&F, acquired December 1, 2010, accounted for $18.7 million of 2011 sales.  Excluding Quadna and D&F sales, sales for 2011 increased 11.8% from 2010.  Sales for the Service Centers segment increased $28.3 million, or 27.4%. Excluding Quadna and D&F 2011 Service Centers segment sales of $15.4 million, Service Centers segment sales for 2011 increased 12.4% from 2010.  This sales increase is primarily due to improvement in the U.S. economy.  Sales for the Supply Chain Services segment increased by $3.4 million, or 10.9%, for the current quarter when compared to the same period in 2010.  The sales increase partially resulted from sales to customers which had been added since the first quarter of 2010.  Sales for the Innovative Pumping Solutions segment increased by $4.4 million, or 35.9%, for the current quarter when compared to the same period in 2010.  Excluding Quadna IPS sales of $3.3 million for 2011, IPS segment sales for 2011 increased 9.0% from 2010.  The sales increase resulted from the improvement in the economy and the associated increase in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales increased to 28.6% for the first quarter of 2011, compared to 28.5% for the same period in 2010.  This increase is primarily the result of product mix.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended March 31, 2011 increased by approximately $5.7 million when compared to the same period in 2010. The majority of the increase relates to $3.8 million of selling, general and administrative expense for Quadna and D&F for 2011.  Excluding Quadna and D&F expenses, the increase primarily resulted from increased salaries, incentive compensation, employee benefits and travel expenses compared to 2010.  As a percentage of revenue, the 2011 expense decreased to 22.3%, from 23.9% for the quarter ended March 31, 2010.

OPERATING INCOME.  Operating income for the first three months of 2011 increased 71.1% compared to the same period in 2010.  Operating income for the Service Centers segment increased 72.9% as a result of increased sales.  Operating income for the Supply Chain Services segment decreased 11.4% primarily as a result of lower gross profit margins in the first quarter of 2011 compared to 2010.  The lower gross profit margins are primarily the result of termination fees paid by a former customer in the first quarter of 2010. Operating income for the Innovative Pumping Solutions segment increased 16.1% as a result of the 35.9% increase in sales.

INTEREST EXPENSE.  Interest expense for the quarter ended March 31, 2011 was almost the same as for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products, equipment and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $7.7 million of cash in operating activities during the first three months of 2011 as compared to generating $5.8 million during the first three months of 2010. This change between the two periods was primarily attributable to the $2.8 million increase in net income in the 2011 period compared to the 2010 period.

During the first three months of 2011, the amount available to be borrowed under our credit agreement with our bank lender (the “Facility”) increased from $50.0 million at December 31, 2010 to $62.8 million at March 31, 2011.  This increase in availability primarily resulted from the increase in accounts receivable and inventories which increased the amount available under the asset test.

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

On March 31, 2011, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus 2.5%, the prime based rate on the revolving credit portion of the Facility was prime plus 1.5%, the commitment fee was 0.375%, the LIBOR based rate for the term loan was LIBOR plus 3.0% and the prime based rate for the term loan was prime plus 2.00%. At March 31, 2011, $105.0 million was borrowed under the Facility at a weighted average interest rate of approximately 2.9% under the LIBOR options. The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or prime plus a margin of 1.25% to 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or prime plus a margin of 1.75% to 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At March 31, 2011, we had $62.8 million available for borrowing under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter be not less than 1.50 to 1.0 with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.50 to 1.0 as of March 31, 2011 and 3.25 to 1.0 as of the last day of each quarter thereafter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At March 31, 2011, the Company’s Leverage Ratio was 2.05 to 1.00.  The Facility requires that the Company’s Senior Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.00 to 1.00 as of March 31, 2011 and 2.75 to 1.0 as of the last day of each fiscal quarter thereafter.  The Senior Leverage Ratio is defined as the outstanding Indebtedness, minus the aggregate amount of all Subordinated Debt, divided by EBITDA for the 12 months then ended.  At March 31, 2011, the Company’s Senior Leverage Ratio was 2.00 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.  Subordinated Debt is defined under the Facility for financial covenant purposes as Indebtedness which has been subordinated on terms and conditions satisfactory to the Lenders.

The following are computations of the Leverage Ratio and the Senior Leverage Ratio as of March 31, 2011 (in thousands, except for ratios):

For the Twelve Months ended March 31, 2011	Senior Leverage Ratio	Leverage Ratio

Income before taxes	$36,717	$36,717
Interest expense	5,236	5,236
Depreciation and amortization	9,737	9,737
Stock compensation expense	1,001	1,001
Pro forma acquisition EBITDA	1,873	1,873
Reduction of closed locations accrual	(555)	(555)
(A) Defined EBITDA	$54,009	$54,009

As of March 31, 2011
Total long-term debt	$109,822	$109,822
Letters of credit outstanding	933	933
Less: Subordinated Debt	(2,755)	-
Defined Indebtedness	$108,000(B)	$110,755(C)

Senior Leverage Ratio (B)/(A)	2.00
Leverage Ratio (C)/(A)		2.05

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

Borrowings

	March 31, 2011	December 31, 2010	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 10,925	$ 10,930	$ (5)
Long-term debt, less current portion	98,897	103,621	(4,724)
Total long-term debt	$ 109,822	$ 114,551	$ (4,729)(2)
Amount available	$ 62,774(1)	$ 50,020(1)	$ 12,754 (3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds used to reduce debt were obtained from operations.
(3) The $12.8 million increase in the amount available is primarily a result of the increase in accounts receivable and inventories which increased the amount available under the asset test.

Performance Metrics

	March 31,		Increase
	2011	2010	(Decrease)
	(in Days)
Days of sales outstanding	55.9	52.7	3.2
Inventory turns	6.7	6.1	0.6

Accounts receivable days of sales outstanding were 55.9 days at March 31, 2011 compared to 52.7 days at March 31, 2010.  The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.  Annualized inventory turns were 6.7 at March 31, 2011 and 6.1 at March 31, 2010.  The increase in inventory turns resulted from the increase in sales.

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

The accrual for these claims at December 31, 2010 and March 31, 2011 was approximately $1.8 million and $1.9 million, respectively.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at March 31, 2011, a 100 basis point change in interest rates would result in approximately a $1,052,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Dated:  May 4, 2011