Form 10-Q
period 2011-06-30
DXP ENTERPRISES INC
filed 2011-07-27
CIK 1020710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of July 25, 2011:  14,121,006.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$ 1,140	$ 770
Trade accounts receivable, net of allowances for doubtful accounts
of $4,685 in 2011 and $3,540 in 2010	114,725	99,781
Inventories, net	77,662	75,887
Prepaid expenses and other current assets	3,125	2,550
Federal income tax receivable	-	402
Deferred income taxes	4,032	5,919
Total current assets	200,684	185,309
Property and equipment, net	15,809	14,917
Goodwill	85,942	84,942
Other intangibles, net of accumulated amortization of $22,813 in 2011 and $19,603 in 2010	29,026	32,236
Non-current deferred income taxes	2,268	2,289
Other assets	932	931
Total assets	$ 334,661	$ 320,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 10,757	$ 10,930
Trade accounts payable	66,713	55,019
Accrued wages and benefits	9,956	11,826
Customer advances	5,989	10,271
Federal income taxes payable	1,974	-
Other accrued liabilities	10,082	4,837
Total current liabilities	105,471	92,883
Long-term debt, less current portion	90,473	103,621
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2011); 1,122 shares designated, issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $.0001 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2011); 15,000 shares designated, issued and outstanding	-	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,105,360 in 2011 and 14,079,608 in 2010 shares outstanding	141	140
Paid-in capital	73,320	72,616
Retained earnings	65,255	51,348
Total shareholders’ equity	138,717	124,120
Total liabilities and shareholders’ equity	$ 334,661	$ 320,624
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$ 197,675	$ 167,292	$ 380,762	$ 314,284
Cost of sales	140,410	119,389	271,070	224,426
Gross profit	57,265	47,903	109,692	89,858
Selling, general and administrative expense	43,634	38,774	84,519	73,982
Operating income	13,631	9,129	25,173	15,876
Other income	15	11	36	214
Interest expense	(1,023)	(1,604)	(2,045)	(2,598)
Income before income taxes	12,623	7,536	23,164	13,492
Provision for income taxes	5,013	2,952	9,211	5,316
Net income	7,610	4,584	13,953	8,176
Preferred stock dividend	(22)	(22)	(45)	(45)
Net income attributable to common shareholders	$ 7,588	$ 4,562	$ 13,908	$ 8,131

Basic income per share	$ 0.53	$ 0.33	$ 0.97	$ 0.60
Weighted average common shares outstanding	14,327	13,938	14,303	13,551
Diluted income per share	$ 0.50	$ 0.31	$ 0.92	$ 0.57
Weighted average common and common equivalent shares outstanding	15,167	15,198	15,143	14,615
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30
	2011	2010
OPERATING ACTIVITIES:
Net income	$ 13,953	$ 8,176
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions and divestitures
Depreciation	1,732	1,885
Amortization of intangibles	3,210	2,819
Compensation expense for restricted stock	601	554
Tax benefit related to exercise of stock options and vesting of restricted stock	(97)	(250)
Deferred income taxes	1,908	(173)
Gain on sale of property and equipment	-	(188)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(14,944)	(8,830)
Inventories	(1,775)	9,336
Prepaid expenses and other current assets	(1,479)	(1,362)
Accounts payable and accrued expenses	13,161	8,525
Net cash provided by operating activities	16,270	20,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,631)	(384)
Purchase of businesses, net of cash acquired	-	(10,965)
Conversion of convertible notes to common stock	-	4,500
Proceeds from the sale of business	-	1,428
Net cash used in investing activities	(2,631)	(5,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	104,135	45,098
Principal payments on revolving line of credit and other long-term debt	(117,456)	(58,816)
Dividends paid in cash	(45)	(45)
Proceeds from exercise of stock options	-	125
Issuance of common stock	-	10
Tax benefit related to exercise of stock options and vesting of restricted stock	97	250
Net cash used in financing activities	(13,269)	(13,378)
INCREASE IN CASH	370	1,693
CASH AT BEGINNING OF PERIOD	770	2,344
CASH AT END OF PERIOD	$ 1,140	$ 4,037

Purchase of businesses and proceeds from debt exclude $14 of common stock and convertible notes issued in connection with an acquisition during 2010.

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	2011	2010	2011	2010

Net income	$ 7,610	$ 4,584	$ 13,953	$ 8,176
Gain from interest rate swap, net of income taxes	-	-	-	26
Comprehensive income	$ 7,610	$ 4,584	$ 13,953	$ 8,202

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

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005, (the “Restricted Stock Plan”) directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of June 30, 2011 vest 100% one year after date of grant, 33.3% each year for three years after date of grant,  20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2011:

Number of shares authorized for grants	600,000
Number of shares granted	(557,262)
Number of shares forfeited	60,176
Number of shares available for future grants	102,914
Weighted-average grant price of granted shares	$16.15

Changes in restricted stock for the six months  ended June 30, 2011 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2010	180,056	$ 16.15
Granted	62,600	$ 22.11
Forfeited	(125)	$ 17.54
Vested	(25,752)	$ 11.74
Non-vested at June 30, 2011	216,779	$ 18.39

Compensation expense, associated with restricted stock, recognized in the six months  ended June 30, 2011 and 2010 was $601,000 and $554,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $3,200,000 and $2,423,000 at June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 36 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows (in thousands):

	June 30, 2011	December 31, 2010

Finished goods	$ 73,744	$ 73,421
Work in process	3,918	2,466
Inventories	$ 77,662	$ 75,887

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the six months  ended June 30, 2011 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2010	$ 117,178	$ 84,942	$ 32,236
Acquired during the year	-	-	-
Payment of earn out	1,000	1,000	-
Amortization	(3,210)	-	(3,210)
Balance as of June 30, 2011	$114,968	$ 85,942	$ 29,026

A summary of amortizable intangible assets follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ 894	$ 2,496	$ (831)
Customer relationships	47,363	20,302	47,363	(17,237)
Non-compete agreements	1,980	1,617	1,980	(1,535)
Total	$ 51,839	$ 22,813	$ 51,839	$ (19,603)

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Basic:
Weighted average shares outstanding	14,327,266	13,938,437	14,303,209	13,550,871
Net income	$ 7,610,000	$ 4,584,000	$ 13,953,000	$ 8,176,000
Convertible preferred stock dividend	(22,000)	(22,000)	(45,000)	(45,000)
Net income attributable to common shareholders	$ 7,588,000	$ 4,562,000	$ 13,908,000	$ 8,131,000
Per share amount	$ 0.53	$ 0.33	$ 0.97	$ 0.60

Diluted:
Weighted average shares outstanding	14,327,266	13,938,437	14,303,209	13,550,871
Net effect of dilutive stock options – based on the treasury stock method	-	253	-	14,438
Assumed conversion of convertible notes	-	419,603	-	209,802
Assumed conversion of convertible preferred stock	840,000	840,000	840,000	840,000
Total	15,167,266	15,198,293	15,143,209	14,615,111
Net income attributable to common shareholders	$ 7,588,000	$ 4,562,000	$ 13,908,000	$ 8,131,000
Interest on convertible notes, after income taxes	-	95,000	-	95,000
Convertible preferred stock dividend	22,000	22,000	45,000	45,000
Net income for diluted earnings per share	$ 7,610,000	$ 4,679,000	$ 13,953,000	$ 8,271,000
Per share amount	$ 0.50	$ 0.31	$ 0.92	$ 0.57

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

Financial information relating the Company’s segments is as follows for the periods indicated:

	Three Months ended June 30,				Six Months ended June 30
	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2011
Sales	$ 139,503	$ 21,814	$ 36,358	$ 197,675	$271,054	$38,499	$71,209	$380,762
Operating income for reportable segments	17,340	3,085	2,136	22,561	32,121	5,943	4,050	42,114
2010
Sales	$ 117,090	$ 18,745	$ 31,457	$ 167,292	$220,385	$31,022	$62,877	$314,284
Operating income for reportable segments	14,069	2,260	1,520	17,849	23,540	4,779	3,542	31,861

A reconciliation of operating income for reportable segments to the consolidated income before taxes is as follows for the periods indicated (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating income for reportable segments	$ 22,561	$ 17,849	$ 42,114	$ 31,861
Adjustment for:
Amortization of intangibles	1,604	1,520	3,210	2,819
Corporate and other expense, net	7,326	7,200	13,731	13,166
Total operating income	13,631	9,129	25,173	15,876
Interest expense, net	1,023	1,604	2,045	2,598
Other expense (income), net	(15)	(11)	(36)	(214)
Income before income taxes	$ 12,623	$ 7,536	$ 23,164	$ 13,492

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

The following presents the changes in Level 3 liabilities for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Interest Rate Swap
	2011	2010
Three Months Ended June 30
Fair value at January 1	-	-
Realized and unrealized gains (losses) included in other comprehensive income	-	-
Fair value at June 30	-	-

Six Months Ended June 30
Fair value at January 1	-	(42)
Realized and unrealized gains (losses) included in other comprehensive income	-	42
Fair value at June 30	-	-

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our credit facility.  Through January 11, 2010, this interest rate swap effectively fixed the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at one-month LIBOR of 3.68% plus the margin in effect under our credit facility.  This swap was designated as a cash flow hedging instrument.  Changes in the fair value of the swap were included in other comprehensive income.  At December 31, 2010 and June 30, 2011, the accumulated derivative loss, net of income taxes, was zero.

NOTE 10: ACQUISITIONS

On April 1, 2010, DXP acquired substantially all of the assets of Quadna, Inc ("Quadna").  On December 1, 2010, DXP acquired substantially all of the assets of D&F Distributors, Inc. ("D&F").  The pro-forma results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2010 assuming the purchases were completed as of January 1, 2010 follows (in thousands, except per share data):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net sales	$172,927	$338,366
Net income	4,906	9,210
Per share data
Basic earnings	$0.35	$0.68
Diluted earnings	$0.33	$0.65

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

Effective July 25, 2011 DXP entered into a Second Amendment to Credit Facility with Wells Fargo Bank, National Association (the "Facility").  The Second Amendment reduced interest rates; deleted the Senior Leverage Ratio; increased the maximum leverage ratio to not greater than 4.00 to 1.00 as of the last day of each quarter; allows DXP to purchase, redeem and retire equity for aggregate consideration not exceeding $5.0 million; and modified covenants to increase DXP's ability to complete future acquisitions.  The term loan was repaid using funds from the $150 million line of credit.  The Facility provides the option of interest at LIBOR plus a margin ranging from 1.25% to 2.75%, or prime plus a margin of minus 0.25% to 1.25%.  Commitment fees of 0.15% to 0.40% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The asset test is defined under the Facility as the sum of 90% of the Company's net accounts receivable, 65% of net inventory, and 50% of the net book value of non real estate property and equipment.  The Facility expires on July 25, 2016.

NOTE 12:  SHAREHOLDERS' EQUITY

On July 26, 2011 DXP (i) reduced the number of shares designated as Series A Preferred Stock from 1,000,000 shares to 1,122 shares (which is the number of shares of Series A Preferred Stock outstanding) and returned the remaining 998,878 shares to the status of undesignated Preferred Stock, (ii) reduced the number of shares designated as Series B Preferred Stock from 1,000,000 shares to 15,000 shares (which is the number of shares of Series B Preferred Stock outstanding) and returned the remaining 985,000 shares to the status of undesignated Preferred Stock, (iii) reduced the par value per share of the Series B Preferred Stock and undesignated Preferred Stock from $1.00 per share to $0.0001 per share.  The total number of shares of stock of all classes which DXP has authority to issue is 110,000,000 of which 100,000,000 shares with a par value of $0.01 per share shall be designated common stock and 10,000,000 shares shall be designated serial preferred stock.  The Preferred Stock may be divided into and issued in one or more series.   Of the 10,000,000 authorized shares of Preferred Stock, (i) 1,122 shares have been designated as Series A Preferred Stock with a par value per share of $1.00, (ii) 15,000 shares have been designated as Series B Preferred Stock with a par value per share of $0.0001 and (iii) 9,983,878 shares with a par value per share of $0.0001 are available for future designation as provided herein.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Sales	$197,675	100.0	$167,292	100.0	$380,762	100.0	$314,284	100.0
Cost of sales	140,410	71.0	119,389	71.4	271,070	71.2	224,426	71.4
Gross profit	57,265	29.0	47,903	28.6	109,692	28.8	89,858	28.6
Selling, general and administrative expense	43,634	22.1	38,774	23.1	84,519	22.2	73,982	23.5
Operating income	13,631	6.9	9,129	5.5	25,173	6.6	15,876	5.1
Interest expense	(1,023)	(0.5)	(1,604)	(1.0)	(2,045)	(0.5)	(2,598)	(0.8)
Other income	15	-	11	-	36	-	214	-
Income before income taxes	12,623	6.4	7,536	4.5	23,164	6.1	13,492	4.3
Provision for income taxes	5,013	2.5	2,952	1.8	9,211	2.4	5,316	1.7
Net income	$ 7,610	3.9	$ 4,584	2.7	$ 13,953	3.7	8,176	2.6
Per share amounts
Basic earnings per share	$ 0.53		$ 0.33		$ 0.97		$0.60
Diluted earnings per share	$ 0.50		$ 0.31		$ 0.92		$0.57

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

SALES.  Sales for the quarter ended June 30, 2011 increased $30.4 million, or 18.2%, to approximately $197.7 million from $167.3 million for the same period in 2010.  Sales by D&F, acquired December 1, 2010, accounted for $6.6 million of second quarter 2011 sales.  Excluding D&F sales, sales for the second quarter of 2011 increased 14.2% from 2010.  Sales for the Service Centers segment increased $22.4 million, or 19.1%. Excluding D&F 2011 Service Centers segment sales of $6.6 million, Service Centers segment sales for the second quarter of 2011 increased 13.5% from 2010.  This sales increase is primarily due to improvement in the U.S. economy.  Sales for the Supply Chain Services segment increased by $4.9 million, or 15.6%, for the current quarter when compared to the same period in 2010.  The sales increase partially resulted from sales to customers which had been added since the second quarter of 2010.  Sales for the Innovative Pumping Solutions segment increased by $3.1 million, or 16.4%, for the current quarter when compared to the same period in 2010.  The sales increase resulted from the improvement in the economy and the associated increase in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales increased to 29.0% for the second quarter of 2011, compared to 28.6% for the same period in 2010.  This increase is primarily the result of changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended June 30, 2011 increased by approximately $4.9 million when compared to the same period in 2010. A portion of the increase relates to $1.1 million of selling, general and administrative expense for D&F for 2011.  Excluding D&F expenses, the increase primarily resulted from increased salaries, incentive compensation, employee benefits and travel expenses compared to 2010.  As a percentage of revenue, the 2011 expense decreased to 22.1%, from 23.1% for the quarter ended June 30, 2010.

OPERATING INCOME.  Operating income for the second quarter of 2011 increased 49.3% compared to the same period in 2010.  Operating income for the Service Centers segment increased 23.2% primarily as a result of increased sales.  Operating income for the Supply Chain Services segment increased 40.5% primarily as a result of the 15.6% increase in sales combined with selling, general and administrative expense being approximately the same in the second quarter of 2011 compared to 2010.  The expense remained approximately the same despite the 15.6% sales increase primarily as the result of changes in the customer mix. Operating income for the Innovative Pumping Solutions segment increased 36.5% as a result of the 16.4% increase in sales combined with flat selling, general and administrative expense.

INTEREST EXPENSE.  Interest expense for the quarter ended June 30, 2011 decreased 36% from the same period in 2010.  This decrease primarily resulted from a reduction in the average debt outstanding compared to the 2010 period.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

SALES.  Sales for the six months ended June 30, 2011 increased $66.5 million, or 21.2%, to approximately $380.8 million from $314.3 million for the same period in 2010. First quarter 2011 sales by Quadna, acquired April 1, 2010 and first half 2011 sales by D&F, acquired December 1, 2010, accounted for $25.3 million of 2011 sales.  Excluding the Quadna and D&F sales, sales for the six months ended June 30, 2011 increased 13.1%.  Sales for the Service Centers segment increased $50.7 million, or 23.0%. Excluding $9.1 million of first quarter 2011 Quadna Service Centers segment sales and first half of 2011 sales by D&F of $12.9 million, Service Centers segment sales for the six months ended June 30, 2011 increased 13.0% from the same period for 2010.  This sales increase is primarily due to improvement in the industrial portion of the U.S. economy.  Sales for the SCS segment increased by $8.3 million, or 13.3%, for the current six months when compared to the same period in 2010.  The sales increase partially resulted from sales to customers which have been added since the second quarter of 2010.   Sales for the IPS segment increased by $7.5 million, or 24.1%, for the current six months when compared to the same period in 2010.  Excluding first quarter 2011 Quadna IPS sales of $3.3 million, IPS sales for the first half of 2011 increased 13.5% from the first half of 2010.  The sales increase resulted from the increase in capital spending by our customers.

GROSS PROFIT. Gross profit as a percentage of sales increased to approximately 28.8% for the first half of 2011 from 28.6% for the same period in 2010.  This increase is primarily the result of changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.  Selling, general and administrative expense for the six months ended June 30, 2011 increased by approximately $10.5 million, or 14.2%, when compared to the same period in 2010. Selling, general and administrative expense for Quadna for the first quarter of 2011 and D&F for the six months ended June 30, 2011 was $4.5 million.  Excluding the Quadna and D&F expenses, the increase primarily resulted from increased salaries, incentive compensation and employee benefits.  As a percentage of revenue, the 2011 expense decreased to 22.2%, from 23.5% for the six months ended June 30, 2010.  This decrease primarily resulted from sales increasing 21.2% and expenses increasing only 14.2%.

OPERATING INCOME.  Operating income for the first six months of 2011 increased 58.6% compared to the same period in 2010.  Operating income for the Service Centers segment increased 36.5%, primarily as a result of the 23.0% increase in sales combined with an increase in gross profit as a percentage of sales. Operating income for the SCS segment increased 14.3%, primarily as a result of the 13.3% increase in sales for this segment. Operating income for the IPS segment increased 24.4% as a result of the 24.1% increase in sales for this segment.

INTEREST EXPENSE.  Interest expense for the six months ended June 30, 2011 decreased by 21.3% from the same period in 2010.   This decrease primarily resulted from a reduction in the average debt outstanding compared to the 2010 period.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products, equipment and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $16.3 million of cash in operating activities during the first six months of 2011 as compared to generating $20.5 million during the first six months of 2010. This change between the two periods was primarily attributable to the $1.8 million increase in inventories in the 2011 period compared to the $9.3 million decrease in inventories in the 2010 period.

During the first six months of 2011, the amount available to be borrowed under our credit agreement with our bank lender (the “Facility”) increased from $50.0 million at December 31, 2010 to $71.6 million at June 30, 2011.  This increase in availability primarily resulted from the $13.3 million reduction in outstanding debt combined with the increase in accounts receivable and inventories which increased the amount available under the asset test.

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

On June 30, 2011, the LIBOR based rate on the revolving credit portion of the Facility was LIBOR plus 2.5%, the prime based rate on the revolving credit portion of the Facility was prime plus 1.5%, the commitment fee was 0.375%, the LIBOR based rate for the term loan was LIBOR plus 3.0% and the prime based rate for the term loan was prime plus 2.00%. At June 30, 2011, $95.5 million was borrowed under the Facility at a weighted average interest rate of approximately 2.8% under the LIBOR options and $1.2 million was borrowed at 4.75% under the prime option.  The revolving credit portion of the Facility provides the option of interest at LIBOR plus a margin ranging from 2.25% to 4.00% or prime plus a margin of 1.25% to 3.00%.  Commitment fees of 0.25% to 0.625% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The term loan provides the option of interest at LIBOR plus a margin ranging from 2.75% to 4.50% or prime plus a margin of 1.75% to 3.50%.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At June 30, 2011, we had $71.6 million available for borrowing under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter be not less than 1.50 to 1.0 with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At June 30, 2011, the Company's Fixed Charge Coverage Ratio was 2.84.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.25 to 1.0 as of the last day of each quarter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At June 30, 2011, the Company’s Leverage Ratio was 1.76 to 1.00.  The Facility requires that the Company’s Senior Leverage Ratio, determined at the end of each fiscal quarter, not exceed 2.75 to 1.0 as of the last day of each fiscal quarter.  The Senior Leverage Ratio is defined as the outstanding Indebtedness, minus the aggregate amount of all Subordinated Debt, divided by EBITDA for the 12 months then ended.  At June 30, 2011, the Company’s Senior Leverage Ratio was 1.71 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.  Subordinated Debt is defined under the Facility for financial covenant purposes as Indebtedness which has been subordinated on terms and conditions satisfactory to the Lenders.

The following are computations of the Leverage Ratio and the Senior Leverage Ratio as of June 30, 2011 (in thousands, except for ratios):

For the Twelve Months ended June 30, 2011	Senior Leverage Ratio	Leverage Ratio

Income before taxes	$41,804	$41,804
Interest expense	4,655	4,655
Depreciation and amortization	9,806	9,806
Stock compensation expense	1,020	1,020
Pro forma acquisition EBITDA	1,207	1,207
Reduction of closed locations accrual	(407)	(407)
(A) Defined EBITDA	$58,085	$58,085

As of June 30, 2011
Total long-term debt	$101,230	$101,230
Letters of credit outstanding	933	933
Less: Subordinated Debt	(2,610)	-
Defined Indebtedness	$99,553(B)	$102,163(C)

Senior Leverage Ratio (B)/(A)	1.71
Leverage Ratio (C)/(A)		1.76

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

Borrowings

	June 30, 2011	December 31, 2010	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 10,757	$ 10,930	$ (173)
Long-term debt, less current portion	90,473	103,621	(13,148)
Total long-term debt	$ 101,230	$ 114,551	$ (13,321) (2)
Amount available	$ 71,589	$ 50,020(1)	$ 21,569 (3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds used to reduce debt were obtained from operations.
(3) The $21.6 million increase in the amount available is primarily a result of the $13.3 million reduction in the amount of debt outstanding combined with the increase in accounts receivable and inventories which increased the amount available under the asset test.

Performance Metrics

	June 30,		Increase
	2011	2010	(Decrease)
	(in Days)
Days of sales outstanding	56.8	54.6	2.2
Inventory turns	7.0	6.7	0.3

Accounts receivable days of sales outstanding were 56.8 days at June 30, 2011 compared to 54.6 days at June 30, 2010.  The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.  Annualized inventory turns were 7.0 at June 30, 2011 and 6.7 at June 30, 2010.  The increase in inventory turns resulted from the increase in sales.

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

The accrual for these claims at December 31, 2010 and June 30, 2011 was approximately $1.8 million and $1.9 million, respectively.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at June 30, 2011, a 100 basis point change in interest rates would result in approximately a $968,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

3.3	Certificate of Amendment to Restated Articles of Incorporation. (Filed herewith).

10.1
Amendment Number One to Employment Agreement dated effective June 1, 2004 between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011).

10.2	David Little Equity Incentive Program dated May 4, 1011 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8K filed with the Commission on May 9, 2011)..

10.3
Amendment Number Two to Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto, dated August 28, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on July 26, 2011.)

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

Dated:  July 27, 2011