Form 10-Q
period 2011-09-30
DXP ENTERPRISES INC
filed 2011-11-01
CIK 1020710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of November 1, 2011:  14,097,677.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$ 1,685	$ 770
Trade accounts receivable, net of allowances for doubtful accounts
of $5,093 in 2011 and $3,540 in 2010	121,247	99,781
Inventories, net	79,112	75,887
Prepaid expenses and other current assets	3,048	2,550
Federal income tax receivable	-	402
Deferred income taxes	4,067	5,919
Total current assets	209,159	185,309
Property and equipment, net	15,670	14,917
Goodwill	85,942	84,942
Other intangibles, net of accumulated amortization of $24,408 in 2011 and $19,603 in 2010	27,431	32,236
Non-current deferred income taxes	1,882	2,289
Other assets	941	931
Total assets	$ 341,025	$ 320,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 692	$ 10,930
Trade accounts payable	61,170	55,019
Accrued wages and benefits	13,039	11,826
Customer advances	5,528	10,271
Federal income taxes payable	1,479	-
Other accrued liabilities	12,003	4,837
Total current liabilities	93,911	92,883
Long-term debt, less current portion	100,904	103,621
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2011); 1,122 shares designated, issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $.0001 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2011); 15,000 shares designated, issued and outstanding	-	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,088,077 in 2011 and 14,079,608 in 2010 shares outstanding, and 50,000 shares in treasury stock	141	140
Paid-in capital	73,736	72,616
Retained earnings	73,506	51,348
Treasury stock, at cost	(1,174)	-
Total shareholders’ equity	146,210	124,120
Total liabilities and shareholders’ equity	$ 341,025	$ 320,624
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$ 207,855	$ 172,249	$ 588,617	$ 486,533
Cost of sales	148,384	123,360	419,454	347,786
Gross profit	59,471	48,889	169,163	138,747
Selling, general and administrative expense	45,035	38,731	129,554	112,713
Operating income	14,436	10,158	39,609	26,034
Other income	4	29	40	243
Interest expense	(760)	(1,425)	(2,805)	(4,023)
Income before income taxes	13,680	8,762	36,844	22,254
Provision for income taxes	5,406	3,417	14,617	8,733
Net income	8,274	5,345	22,227	13,521
Preferred stock dividend	(23)	(23)	(68)	(68)
Net income attributable to common shareholders	$ 8,251	$ 5,322	$ 22,159	$ 13,453

Basic income per share	$ 0.58	$ 0.38	$ 1.55	$ 0.98
Weighted average common shares outstanding	14,315	14,023	14,307	13,710
Diluted income per share	$ 0.55	$ 0.36	$ 1.47	$ 0.93
Weighted average common and common equivalent shares outstanding	15,155	15,056	15,147	14,764
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$ 22,227	$ 13,521
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions and divestitures
Depreciation	2,715	2,782
Amortization of intangibles	4,805	4,339
Compensation expense for restricted stock	928	716
Tax benefit related to exercise of stock options and vesting of restricted stock	(194)	(408)
Deferred income taxes	2,259	(223)
Gain on sale of property and equipment	-	(188)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(21,466)	(16,124)
Inventories	(3,225)	6,496
Prepaid expenses and other current assets	(1,314)	891
Accounts payable and accrued expenses	11,659	6,852
Net cash provided by operating activities	18,394	18,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,476)	(901)
Purchase of businesses, net of cash acquired	-	(10,965)
Proceeds from the sale of business	-	1,428
Net cash used in investing activities	(3,476)	(10,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	147,695	96,723
Principal payments on revolving line of credit and other long-term debt	(160,650)	(106,540)
Dividends paid in cash	(68)	(68)
Proceeds from exercise of stock options	-	125
Purchase of treasury stock	(1,174)	-
Tax benefit related to exercise of stock options and vesting of restricted stock	194	408
Net cash used in financing activities	(14,003)	(9,352)
INCREASE IN CASH	915	(1,136)
CASH AT BEGINNING OF PERIOD	770	2,344
CASH AT END OF PERIOD	$ 1,685	$ 1,208

Purchase of businesses and proceeds from debt exclude $14 million of common stock and convertible notes issued in connection with an acquisition during 2010. Proceeds from debt exclude $6.3 million of convertible notes issued in connection with an acquisition in 2010 and converted to common stock in 2010.

See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$ 8,274	$ 5,345	$ 22,227	$ 13,521
Gain from interest rate swap, net of income taxes	-	-	-	26
Comprehensive income	$ 8,274	$ 5,345	$ 22,227	$ 13,547

See notes to consolidated condensed financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. DXP Enterprises, Inc. (together with its subsidiaries) believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

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

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005, (the “Restricted Stock Plan”) directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of September 30, 2011 vest 100% one year after date of grant, 33.3% each year for three years after date of grant,  20% each year for five years after the grant date or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2011:

Number of shares authorized for grants	600,000
Number of shares granted	(580,899)
Number of shares forfeited	60,414
Number of shares available for future grants	79,515
Weighted-average grant price of granted shares	$16.39

Changes in restricted stock for the nine months ended September 30, 2011 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2010	180,056	$ 16.15
Granted	86,237	$ 22.12
Forfeited	(363)	$ 17.54
Vested	(58,469)	$ 13.66
Non-vested at September 30, 2011	207,461	$ 19.33

Compensation expense, associated with restricted stock, recognized in the nine months  ended September 30, 2011 and 2010 was $928,000 and $716,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $3,390,000 and $2,423,000 at September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 30 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows (in thousands):

	September 30, 2011	December 31, 2010

Finished goods	$ 74,016	$ 73,421
Work in process	5,096	2,466
Inventories	$ 79,112	$ 75,887

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the nine months  ended September 30, 2011 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2010	$ 117,178	$ 84,942	$ 32,236
Acquired during the year	-	-	-
Payment of earn out	1,000	1,000	-
Amortization	(4,805)	-	(4,805)
Balance as of September 30, 2011	$113,373	$ 85,942	$ 27,431

A summary of amortizable intangible assets follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (925)	$ 2,496	$ (831)
Customer relationships	47,363	(21,834)	47,363	(17,237)
Non-compete agreements	1,980	(1,649)	1,980	(1,535)
Total	$ 51,839	$ (24,408)	$ 51,839	$ (19,603)

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Basic:
Weighted average shares outstanding	14,315,074	14,022,657	14,307,192	13,709,961
Net income	$ 8,274,000	$ 5,345,000	$ 22,227,000	$13,521,000
Convertible preferred stock dividend	(23,000)	(23,000)	(68,000)	(68,000)
Net income attributable to common shareholders	$ 8,251,000	$ 5,322,000	$ 22,159,000	$ 13,453,000
Per share amount	$ 0.58	$ 0.38	$ 1.55	$ 0.98

Diluted:
Weighted average shares outstanding	14,315,074	14,022,657	14,307,192	13,709,961
Net effect of dilutive stock options – based on the treasury stock method	-	-	-	9,625
Assumed conversion of convertible notes	-	193,420	-	204,341
Assumed conversion of convertible preferred stock	840,000	840,000	840,000	840,000
Total	15,155,074	15,056,077	15,147,192	14,763,927
Net income attributable to common shareholders	$ 8,251,000	$ 5,322,000	$ 22,159,000	$ 13,453,000
Interest on convertible notes, after income taxes	-	47,000	-	142,000
Convertible preferred stock dividend	23,000	23,000	68,000	68,000
Net income for diluted earnings per share	$ 8,274,000	$ 5,392,000	$ 22,227,000	$ 13,663,000
Per share amount	$ 0.55	$ 0.36	$ 1.47	$ 0.93

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

Financial information relating the Company’s segments is as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2011
Sales	$ 141,817	$ 31,342	$34,696	$ 207,855	$412,871	$ 69,841	$105,905	$ 588,617
Operating income for reportable segments	15,866	4,812	2,024	22,702	47,987	10,755	6,074	64,816
2010
Sales	$ 117,739	$ 22,574	$31,936	$ 172,249	$338,124	$ 53,596	$ 94,813	$ 486,533
Operating income for reportable segments	13,538	2,368	1,828	17,734	37,078	7,147	5,370	49,595

A reconciliation of operating income for reportable segments to the consolidated income before taxes is as follows for the periods indicated (in thousands):

	Three Months Ended September 30		Nine months Ended September 30
	2011	2010	2011	2010
Operating income for reportable segments	$ 22,702	$ 17,734	$ 64,816	$ 49,595
Adjustment for:
Amortization of intangibles	1,595	1,520	4,805	4,339
Corporate and other expense, net	6,671	6,056	20,402	19,222
Total operating income	14,436	10,158	39,609	26,034
Interest expense, net	760	1,425	2,805	4,023
Other expense (income), net	(4)	(29)	(40)	(243)
Income before income taxes	$ 13,680	$ 8,762	$ 36,844	$ 22,254

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

The following presents the changes in Level 3 liabilities for the three months and nine months ended September 30, 2011 and 2010 (in thousands):
Interest Rate Swap
	2011	2010
Three Months Ended September 30
Fair value at July 1	$ -	$ -
Realized and unrealized gains (losses) included in other comprehensive income	-	-
Fair value at September 30	$ -	$ -

Nine Months Ended September 30
Fair value at January 1	$ -	$ (42)
Realized and unrealized gains (losses) included in other comprehensive income	-	42
Fair value at September 30	$ -	$ -

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of our credit facility.  Through January 11, 2010, this interest rate swap effectively fixed the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at one-month LIBOR of 3.68% plus the margin in effect under our credit facility.  This swap was designated as a cash flow hedging instrument.  Changes in the fair value of the swap were included in other comprehensive income.  At December 31, 2010 and September 30, 2011, the accumulated derivative loss, net of income taxes, was zero.

NOTE 10:  ACQUISITIONS
On April 1, 2010, DXP acquired substantially all of the assets of Quadna, Inc ("Quadna").  On December 1, 2010, DXP acquired substantially all of the assets of D&F Distributors, Inc. ("D&F").  The pro-forma results of operations for the Company on a consolidated basis for the three months and nine months ended September 30, 2010 assuming the purchases were completed as of January 1, 2010 follows (in thousands, except per share data):

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Net sales	$177,883	$516,249
Net income	5,666	14,876
Per share data
Basic earnings	$0.40	$1.08
Diluted earnings	$0.38	$1.03

NOTE 11:  CREDIT FACILITY

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

NOTE 13:  SUBSEQUENT EVENTS

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

On October 10, 2011, DXP acquired substantially all of the assets of Kenneth Crosby ("KC"), a distributor of cutting tools, abrasives, fasteners, gauges and industrial tools.  KC is headquartered in Rochester, New York and operates out of five locations in New York and Massachusetts.  Sales for KC for the twelve months ended July 31, 2011 were approximately $49 million.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Sales	$207,855	100.0	$172,249	100.0	$588,617	100.0	$486,533	100.0
Cost of sales	148,384	71.4	123,360	71.6	419,454	71.3	347,786	71.5
Gross profit	59,471	28.6	48,889	28.4	169,163	28.7	138,747	28.5
Selling, general and administrative expense	45,035	21.7	38,731	22.5	129,554	22.0	112,713	23.2
Operating income	14,436	6.9	10,158	5.9	39,609	6.7	26,034	5.3
Interest expense	(760)	(0.3)	(1,425)	(0.8)	(2,805)	(0.5)	(4,023)	(0.8)
Other income	4	-	29	-	40	-	243	0.1
Income before income taxes	13,680	6.6	8,762	5.1	36,844	6.2	22,254	4.6
Provision for income taxes	5,406	2.6	3,417	2.0	14,617	2.4	8,733	1.8
Net income	$8,274	4.0	$5,345	3.1	$ 22,227	3.8	$ 13,521	2.8
Per share amounts
Basic earnings per share	$0.58		$0.38		$1.55		$0.98
Diluted earnings per share	$0.55		$0.36		$1.47		$0.93

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

SALES.  Sales for the quarter ended September 30, 2011 increased $35.6 million, or 20.7%, to approximately $207.9 million from $172.2 million for the same period in 2010.  Sales by D&F, acquired December 1, 2010, accounted for $6.0 million of third quarter 2011 sales.  Excluding D&F sales, sales for the third quarter of 2011 increased 17.2% from 2010.

GROSS PROFIT. Gross profit as a percentage of sales increased to 28.6% for the third quarter of 2011, compared to 28.4% for the same period in 2010.  This increase is primarily the result of changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended September 30, 2011 increased by approximately $6.3 million when compared to the same period in 2010. A portion of the increase relates to $1.1 million of selling, general and administrative expense for D&F for 2011.  Excluding D&F expenses, the increase primarily resulted from increased salaries, incentive compensation, employee benefits and travel expenses compared to 2010.  As a percentage of revenue, the 2011 expense decreased to 21.7%, from 22.5% for the quarter ended September 30, 2010.

INTEREST EXPENSE.  Interest expense for the quarter ended September 30, 2011 decreased 47% from the same period in 2010.  This decrease primarily resulted from lower average interest rates combined with a reduction in the average debt outstanding compared to the 2010 period.

SERVICE CENTERS SEGMENT.  Sales for the Service Centers segment increased $24.1 million, or 20.4%. Excluding D&F 2011 Service Centers segment sales of $6.0 million, Service Centers segment sales for the third quarter of 2011 increased 15.3% from 2010.  This sales increase is primarily due to improvement in the U.S. economy.  Operating income for the Service Centers segment increased 17.2% primarily as a result of increased sales.

SUPPLY CHAIN SERVICES SEGMENT.  Sales for the Supply Chain Services segment increased by $2.8 million, or 8.6%, for the current quarter when compared to the same period in 2010.  The sales increase partially resulted from sales to customers which had been added since the third quarter of 2010.  Operating income for the Supply Chain Services segment increased 10.7% primarily as a result of the 8.6% increase in sales combined with reduced selling, general and administrative expense in the third quarter of 2011 compared to 2010.  The expense declined despite the 8.6% sales increase primarily as the result of changes in the customer mix.

INNOVATIVE PUMPING SOLUTIONS SEGMENT.  Sales for the Innovative Pumping Solutions segment increased by $8.8 million, or 38.8%, for the current quarter when compared to the same period in 2010.  The sales increase resulted from the improvement in the economy and the associated increase in capital spending by our customers.  Operating income for the Innovative Pumping Solutions segment increased 103.2% as a result of the 38.8% increase in sales combined with relatively consistent selling, general and administrative expense.

Nine months Ended September 30, 2011 compared to Nine months Ended September 30, 2010

SALES.  Sales for the nine months ended September 30, 2011 increased $102.1 million, or 21.0%, to approximately $588.6 million from $486.5 million for the same period in 2010. First quarter 2011 sales by Quadna, acquired April 1, 2010 and first nine months 2011 sales by D&F, acquired December 1, 2010, accounted for $31.3 million of 2011 sales.  Excluding the Quadna and D&F sales, sales for the nine months ended September 30, 2011 increased 14.5%.

GROSS PROFIT. Gross profit as a percentage of sales increased to approximately 28.7% for the first nine months of 2011 from 28.5% for the same period in 2010.  This increase is primarily the result of changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.  Selling, general and administrative expense for the nine months ended September 30, 2011 increased by approximately $16.8 million, or 14.9%, when compared to the same period in 2010. Selling, general and administrative expense for Quadna for the first quarter of 2011 and D&F for the nine months ended September 30, 2011 was $5.6 million.  Excluding the Quadna and D&F expenses, the increase primarily resulted from increased salaries, incentive compensation and employee benefits.  As a percentage of revenue, the 2011 expense decreased to 22.0%, from 23.2% for the nine months ended September 30, 2010.  This decrease primarily resulted from sales increasing 21.0% and expenses increasing only 14.9%.

INTEREST EXPENSE.  Interest expense for the nine months ended September 30, 2011 decreased by 30.3% from the same period in 2010.   This decrease primarily resulted from lower average interest rates combined with a reduction in the average debt outstanding compared to the 2010 period.

SERVICE CENTERS SEGMENT.  Sales for the Service Centers segment increased $74.7 million, or 22.1%. Excluding $9.1 million of first quarter 2011 Quadna Service Centers segment sales and first nine months of 2011 sales by D&F of $18.9 million, Service Centers segment sales for the nine months ended September 30, 2011 increased 13.8% from the same period for 2010.  This sales increase is primarily due to improvement in the industrial portion of the U.S. economy.  Operating income for the Service Centers segment increased 29.4%, primarily as a result of the 22.1% increase in sales combined with an increase in gross profit as a percentage of sales.

SUPPLY CHAIN SERVICES SEGMENT.  Sales for the SCS segment increased by $11.1 million, or 11.7%, for the current nine months when compared to the same period in 2010.  The sales increase partially resulted from sales to customers which have been added since the third quarter of 2010.   Operating income for the SCS segment increased 13.1%, primarily as a result of the 11.7% increase in sales for this segment.

INNOVATIVE PUMPING SOLUTIONS SEGMENT.  Sales for the IPS segment increased by $16.2 million, or 30.3%, for the current nine months when compared to the same period in 2010.  Excluding first quarter 2011 Quadna IPS sales of $3.3 million, IPS sales for the first nine months of 2011 increased 24.1% from the first nine months of 2010.  The sales increase resulted from the increase in capital spending by our customers.  Operating income for the IPS segment increased 50.5% as a result of the 30.3% increase in sales combined with relatively consistent selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products, equipment and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $18.4 million of cash in operating activities during the first nine months of 2011, which is very close to the $18.7 million generated during the first nine months of 2010. The effect of the 2011 increase in net income was offset by the effect of increased accounts receivable and inventories compared to 2010.

During the first nine months of 2011, the amount available to be borrowed under our credit agreement with our bank lender (the “Facility”) increased from $50.0 million at December 31, 2010 to $51.6 million at September 30, 2011.  This increase in availability primarily resulted from the $13.0 million reduction in outstanding debt offset by the effect of paying off the term loan using funds obtained from the line of credit.

On August 28, 2008, DXP entered into a credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility).  The Facility was amended on March 15, 2010.   The March 15, 2010 amendment to the Facility significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010. Effective July 25, 2011 DXP entered into a Second Amendment to the Credit Facility with Wells Fargo Bank, National Association (the "Facility").  The Second Amendment reduced interest rates; deleted the Senior Leverage Ratio; increased the maximum leverage ratio to not greater than 4.00 to 1.00 as of the last day of each quarter; allows DXP to purchase, redeem and retire equity for aggregate consideration not exceeding $5.0 million; and modified covenants to increase DXP's ability to complete future acquisitions.  The term loan was repaid using funds from the $150 million line of credit.  The Facility provides the option of interest at LIBOR plus a margin ranging from 1.25% to 2.75%, or prime plus a margin of minus 0.25% to 1.25%.  Commitment fees of 0.15% to 0.40% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The Facility expires on July 25, 2016.   The Facility consists of a revolving credit facility that provides a $150 million line of credit to the Company. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 90% of the Company’s net accounts receivable, 65% of net inventory, and 50% of the net book value of non real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $150 million less borrowings under the revolving credit portion of the facility and letters of credit outstanding, subject to the asset test described above.

On September 30, 2011, the LIBOR based rate of the Facility was LIBOR plus 1.5%, the prime based rate of the  Facility was prime plus 0.0% and the commitment fee was 0.2%.  At September 30, 2011, $95.5 million was borrowed under the Facility at a weighted average interest rate of approximately 1.73% under the LIBOR options and $1.4 million was borrowed at 3.25% under the prime option.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At September 30, 2011, we had $51.6 million available for borrowing under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter be not less than 1.50 to 1.0 with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At September 30, 2011, the Company's Fixed Charge Coverage Ratio was 9.44.

Leverage Ratio – The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.0 to 1.0 as of the last day of each quarter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At September 30, 2011, the Company’s Leverage Ratio was 1.67 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

The following are computations of the Leverage Ratio as of September 30, 2011 (in thousands, except for ratios):

For the Twelve Months ended September 30, 2011	Leverage Ratio

Income before taxes	$46,722
Interest expense	3,990
Depreciation and amortization	9,967
Stock compensation expense	1,175
Pro forma acquisition EBITDA	366
Reduction of closed locations accrual	(644)
(A) Defined EBITDA	$61,576

As of September 30, 2011
Total long-term debt	$101,596
Letters of credit outstanding	1,081
(B) Defined Indebtedness	$102,677

Leverage Ratio (B)/(A)	1.67

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

Borrowings

	September 30, 2011	December 31, 2010	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 692	$ 10,930	$ (10,238)
Long-term debt, less current portion	100,904	103,621	(2,717)
Total long-term debt	$ 101,596	$ 114,551	(12,955)(2)
Amount available	$ 51,565	$ 50,020(1)	1,545(3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds used to reduce debt were obtained from operations.
(3) The $1.5 million increase in the amount available is primarily a result of the $13.0 million reduction in the amount of debt outstanding offset by the effect of paying off the term loan using funds obtained from the line of credit.

Performance Metrics

	September 30		Increase
	2011	2010	(Decrease)
	(in Days)
Days of sales outstanding	58.6	57.4	1.2
Inventory turns	7.1	6.6	.5

Accounts receivable days of sales outstanding were 58.6 days at September 30, 2011 compared to 57.4 days at September 30, 2010.  The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.  Annualized inventory turns were 7.1 at September 30, 2011 and 6.6 at September 30, 2010.  The increase in inventory turns resulted from the increase in sales.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method.  Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  If at any time expected costs exceed the value of the contract, the loss is recognized immediately.  Approximately $7.5 million of revenues were recognized on contracts in process as of September 30, 2011.  The typical time span of these contracts is approximately one to two years.

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

The accrual for these claims at December 31, 2010 and September 30, 2011 was approximately $1.8 million and $2.0 million, respectively.

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

Long-lived assets, including property, plant and equipment and amortizable intangible assets comprise a significant portion of our total assets.  We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When events or changes in circumstances indicate that a long-lived asset carrying amount may not be recoverable, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Depending on the circumstances, this could be at a reporting unit or segment level.

The following are examples of events or changes in circumstances that might suggest an asset or asset group should be tested for impairment:

a.           A significant decrease in the market price of a long-lived asset  (asset group)
b.	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition
c.	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator
d.
A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group)

e.	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Estimates of future cash flows are generally used to test the recoverability of a long-lived asset (asset group), unless market information is available that would more clearly indicate the fair value of an asset or asset group.  To the extent estimates of future cash flows are utilized, only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group) are utilized.  Those estimates shall exclude interest charges that will be recognized as an expense when incurred.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at September 30, 2011, a 100 basis point change in interest rates would result in approximately a $974,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  DXP currently believes the claim is without merit and the possibility of the claim having a material adverse effect on our business, financial condition, cash flows or results of operations is remote.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company's purchases of shares of the Company's common stock during the quarter:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
August 1, 2011 through August 31, 2011	40,000	$24.50	-	-
September 1, 2011 through September 30, 2011	10,000	$19.39	-	-
Totals	50,000	$23.47	-	-
(1) Shares were purchased in non-open market transactions.

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

3.3
Certificate of Amendment to Restated Articles of Incorporation.  (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Commission on July 27, 2011).

3.4	Amendment No. 1 to Bylaws of DXP Enterprises, Inc. (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K, filed with the Commission on July 28, 2011).

10.1
Amendment Number One to Employment Agreement dated effective June 1, 2004 between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011).

10.2	David Little Equity Incentive Program dated May 4, 1011 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011)..

10.3
Amendment Number Two to Credit Agreement among DXP Enterprises, Inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto, dated August 28, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on July 27, 2011).

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

Dated:  November 1, 2011