Form 10-K
DXP ENTERPRISES INC
filed 2012-03-09
CIK 1020710

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas		76-0509661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

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
[X] Yes   [ ] No

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

Large accelerated filer [  ]                                                                                                                     Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2011:  $245,207,990

Number of shares of registrant's Common Stock outstanding as of March 5, 2012: 14,130,220.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2012 are incorporated by reference into Part III hereof.

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

ITEM 1.  Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to a company founded in 1908.  Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (“MRO”) products, equipment and service to industrial customers.  We are organized into three segments: Service Centers, Innovative Pumping Solutions and Supply Chain Services.  Sales and operating income for 2009, 2010 and 2011, and identifiable assets at the close of such years for our business segments are presented in Note 14 of the Notes to the Consolidated Financial Statements.

Our total sales have increased from $125 million in 1996 to $807 million in 2011 through a combination of internal growth and acquisitions.  At December 31, 2011 we operated from 123 locations in 34 states in the U.S. and Sonora, Mexico serving more than 50,000 customers engaged in a variety of industrial end markets.  We have grown sales and profitability through a combination of additional locations, products, services and becoming customer driven experts in maintenance, repair and operating solutions.

Our principal executive office is located at 7272 Pinemont Houston, Texas 77040, and our telephone number is (713) 996-4700.  Our website address on the Internet is www.dxpe.com and emails may be sent to info@dxpe.com.  The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report.

Industry Overview

The industrial distribution market is highly fragmented. Based on 2010 sales as reported by Industrial Distribution magazine, we were the 16th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals.  Our Service Centers’ products and services are distributed from 123 service centers and 7 distribution centers.

DXP Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units ("SKUs") for use primarily by customers engaged in the oil and gas, food and beverage, petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal, agriculture and pulp and paper.

Virtually all of the segment’s long-lived assets are located in the U.S. and virtually all sales are recognized in the U.S.

At December 31, 2011, the Service Centers segment had approximately 1,295 full-time employees.

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

Decades of supply chain inventory management experience and comprehensive research, as well as a thorough understanding of our customer’s business and industry have allowed us to design standardized programs that are flexible enough to be fully adaptable to address our customers’ unique supply chain challenges.  These standardized programs include:

•	SmartAgreement, a planned, pro-active procurement solution for MRO categories serviced by local DXP Service Centers.

•	SmartBuy, DXP’s on-site or centralized MRO procurement solution.

•	SmartSourceSM, DXP’s on-site procurement and storeroom management by DXP personnel.

•	SmartStore, DXP’s customized e-Catalog solution.

•	SmartVend, DXP’s industrial dispensing solution. It allows for inventory-level optimization, user accountability and item usage reduction by 20-40% and

•	SmartServ, DXP’s integrated service pump solution. It provides a more efficient way to manage the entire life cycle of pumping systems and rotating equipment.

DXP’s SmartSolutions programs help customers to cut product costs, improve supply chain efficiencies and obtain expert technical support.  DXP represents manufacturers of up to 90% of all the maintenance, repair and operating products of our customers.  Unlike many other distributors who buy products from second-tier sources, DXP takes customers to the source of the products they need.

The Supply Chain Services segment operates supply chain installations in 55 of our customers’ facilities.

All of the segment’s long-lived assets are located in the U. S. and all of 2011 sales were recognized in the U.S.

At December 31, 2011, the Supply Chain Services segment had approximately 276 full-time employees.

Innovative Pumping Solutions Segment

DXP’s Innovative Pumping Solutions® segment provides fabrication and technical design to meet the capital equipment needs of our global customer base.

DXP’s engineering staff can design a complete custom pump package to meet the customers’ project specifications. Drafting programs such as Solidworks and AutoCAD allow our engineering team to verify the design and layout of packages with our customers prior to the start of fabrication. FEA programs such as Cosmos Professional are used to design the package to meet all normal and future loads and forces. This process helps maximize the pump packages’ life and minimizes any impact to the environment.

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

The Innovative Pumping Solutions segment operates out of 8 facilities located in Texas, Arizona, Louisiana, Colorado and Nebraska.

All of the segment’s long-lived assets are located in the U. S. and virtually all sales are recognized in the U.S.

At December 31, 2011, the Innovative Pumping Solutions segment had approximately 230 full-time employees.

Products

Most industrial customers currently purchase their MRO supplies through local or national distribution companies that are focused on single or unique product categories. As a first-tier distributor, our network of service and distribution centers stock more than 60,000 stock keeping units and provide customers with access to more than 1,000,000 items. Given our breadth of product and the industrial distribution customers focus around key products categories such as bearings & power transmission, fluid handling and power, safety, metal working and industrial supplies, we have become customer driven experts in five key product categories.  As such, our three business segments are supported by five key product categories including, rotating equipment, bearings & power transmission, industrial supplies, metal working and safety products & services.  Each business segment tailors its inventory and leverages product experts to meet the needs of its  local customers.

Key product categories that we offer include:

•
Rotating Equipment. Our rotating equipment products include a full line of centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production; rotary gear pumps for low- to medium pressure service applications, such as pumping lubricating oils and other viscous liquids; plunger and piston pumps for high-pressure service applications such as salt water injection and crude oil pipeline service; and air-operated diaphragm pumps. We also provide various pump accessories.

•
Bearings & Power Transmission. Our bearing products include several types of mounted and unmounted bearings for a variety of applications. The power transmission products we distribute include speed reducers, flexible-coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses.

•
Industrial Supplies. We offer a broad range of industrial supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, fasteners, hand tools, janitorial products, pneumatic tools, welding supplies and welding equipment.

•	Metal Working. Our metal working products include a broad range of cutting tools, abrasives, coolants, gauges, industrial tools and machine shop supplies.

•
Safety Products & Services. We provide safety services including safety supervision, training, monitoring, equipment rental and consulting.  Our safety products and services include safety supervision, medic services, safety audits, instrument repair and calibration, training, monitoring, equipment rental and consulting.  Additionally, we sell safety products including eye and face protection, first aid, hand protection, hazardous material handling, instrumentation and respiratory protection products.

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

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers.  Since 2004, we have completed 17 acquisitions across our three business segments.  Below is a summary of recent acquisitions since the end of 2006.

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

On October 19, 2007, DXP completed the acquisition of the business of Indian Fire & Safety.  DXP acquired this business to strengthen DXP’s expertise in safety products and services in New Mexico and Texas. DXP paid $6.0 million in cash, $3.0 million in the form of a promissory note and $2.0 million in future payments which were contingent upon future earnings.

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

On October 10, 2011, DXP acquired substantially all of the assets of Kenneth Crosby ("KC").  DXP acquired this business to expand DXP's geographic presence in the eastern U.S. and strengthen DXP's metal working and supply chain services offerings.  DXP paid approximately $16 million for KC, which was borrowed under our existing credit facility.

On December 30, 2011, DXP acquired substantially all of the assets of C.W. Rod Tool Company ("CW Rod").  DXP acquired this business to strengthen DXP's metal working offering in Texas and Louisiana.  DXP paid approximately $1.1 million of DXP's common stock (35,714 shares) and approximately $42 million in cash for CW Rod, which was borrowed during 2011 and 2012 under our recently expanded credit facility.

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

Employees

At December 31, 2011, DXP had approximately 2,093 full-time employees. We believe that our relationship with our employees is good.

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

Risks Associated With Acquisition Strategy

Our future results will depend in part on our ability to successfully implement our acquisition strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of businesses with complementary or desirable product lines, strategic distribution locations, attractive customer bases or manufacturer relationships.  Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the need for regulatory (including antitrust) approvals and the availability of affordable funding in the capital markets. In addition, competition for acquisitions in our business areas is significant and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions. In addition, acquisitions involve a number of special risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key personnel of the acquired business, risks associated with unanticipated events or liabilities, and expenses associated with obsolete inventory of an acquired business, some or all of which could have a material adverse effect on our business, financial condition and results of operations.  Our ability to grow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred.  As of December 31, 2011, our combined goodwill and intangible assets amounted to $145.0 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record additional goodwill and other intangible assets as a result of future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

We own our headquarters facility in Houston, Texas, which has approximately 48,000 square feet of office space. The Service Centers segment owns or leases 123 facilities located in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia, Wyoming and Sonora, Mexico. The Supply Chain Services segment operates supply chain installations in 55 of our customers’ facilities in Alabama, Arkansas, Arizona, California, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Innovative Pumping Solutions segment operates out of 8 facilities located in Texas, Louisiana, Colorado, Arizona and Nebraska.  Our owned facilities range from 5,000 square feet to 65,000 square feet in size. We lease facilities for terms generally ranging from one to fifteen years.  The leased facilities range from 1,500 square feet to 170,000 square feet in size.  The leases provide for periodic specified rental payments and certain leases are renewable at our option.  We believe that our facilities are suitable and adequate for the needs of our existing business.  We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. One of the facilities owned by us is pledged to secure our indebtedness.

ITEM 3.  Legal Proceedings

On July 22, 2004, DXP and Ameron International Corporation, DXP’s vendor of fiberglass reinforced pipe, were sued in the Twenty-Fourth Judicial District Court, Parish of Jefferson, State of Louisiana by BP America Production Company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms.  BP American Production Company alleges negligence, breach of contract, breach of warranty and that damages exceed $20 million.  DXP believes the failures were not caused by work performed by DXP.  We intend to vigorously defend these claims.  Our insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.  The maximum amount of our insurance coverage, if any, is $6 million.  Under certain circumstances, our insurance may not cover this claim.  DXP currently believes the claim is without merit and the possibility of the claim having a material adverse effect on our business, financial condition, cash flows or results of operations is remote.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of any of these various proceedings will not have a material adverse effect on its business, cash flows, financial condition or results of operations.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Market under the stock symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2010
First Quarter	$ 13.59	$ 10.75
Second Quarter	$ 17.98	$ 11.25
Third Quarter	$ 21.59	$ 14.84
Fourth Quarter	$ 24.76	$ 17.61

2011
First Quarter	$ 24.99	$ 18.43
Second Quarter	$ 26.71	$ 22.01
Third Quarter	$ 27.81	$ 17.89
Fourth Quarter	$ 33.58	$ 17.01

On March 5, 2012, we had approximately 499 holders of record for outstanding shares of our common stock.  This number does not include shareholders for whom shares are held in “nominee” or “street name”.

We anticipate that future earnings will be retained to finance the continuing development of our business. In addition, our bank credit facility prohibits us from declaring or paying any cash dividends or other distributions on our capital stock, except for the monthly $0.50 per share dividend on our Series B convertible preferred stock, which amounts to $90,000 in the aggregate per year. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US).  The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2006 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2011:

Plan category	Number of Shares to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	228,592	$21.10	48,784(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	228,592	$21.10	48,784(1)
(1) Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan.

Repurchases of Common Stock

The following table provides information about the Company's purchases of shares of the Company's common stock during the fourth quarter of 2011.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1, 2011 through October 31, 2011	15,171	$17.90	-	-
Totals	15,171	$17.90	-	200,000(2)

(1) Shares were purchased in non-open market transactions.
(2) On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months.  DXP publicly announced the authorization that day.  Purchases may be made in open market or in privately negotiated transactions. DXP had not purchased any shares under this authorization as of December 31, 2011.

ITEM 6.  Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2011 has been derived from our audited consolidated financial statements.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2007 Restated(1)	2008 Restated(1)	2009(2)	2010	2011
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 444,547	$ 736,883	$ 583,226	$ 656,202	$ 807,005
Gross Profit	125,692	206,988	151,414	188,395	231,836
Operating income (loss)	31,892	48,191	(49,332)	37,091	55,485
Income (loss) before income taxes	28,897	42,284	(54,482)	32,132	51,995
Net income (loss)	17,347	25,887	(42,412)	19,381	31,437
Per share amounts
Basic earnings (loss) per common share	$ 1.46	$ 1.99	$ (3.24)	$ 1.40	$ 2.19
Common shares outstanding	11,811	12,945	13,117	13,821	14,301
Diluted earnings (loss) per share	$ 1.35	$ 1.87	$ (3.24)	$ 1.32	$ 2.08
Common and common equivalent shares outstanding	12,860	13,869	13,117	14,821	15,141

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
(2)The goodwill and other intangibles impairment charge and the Precision inventory impairment charge in 2009 reduced operating income by $66.8 million and increased basic and diluted loss per share by $3.82.

Consolidated Balance Sheet Data	As of December 31,
	2007	2008	2009	2010	2011
Total assets	$ 288,170	$ 397,856	$ 270,927	$ 320,624	$ 405,338
Long-term debt obligations	101,989	154,591	102,916	103,621	114,205
Shareholders’ equity	102,713	130,188	90,213	124,120	156,675

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Report.

General Overview

Our products and services are marketed in at least 42 states in the United States and Sonora, Mexico to over 50,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and global economy and economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

During 2007, the general economy and the oil and gas exploration and production business continued to be positive.  During 2007, our headcount increased by 112% primarily as a result of three acquisitions.  Sales by the three businesses acquired in 2007 accounted for $92.3 million of the $164.7 million sales increase.  The 2007 sales increase, excluding sales of businesses acquired in 2006 and 2007, resulted from a broad based increase in sales by our service centers, innovative pumping solution locations and supply chain locations. Excluding sales of businesses acquired in 2006 and 2007, on a same store sales basis, 2007 sales increased by 15.7%.

During 2008, the general economy weakened. However, the oil and gas exploration and production business continued to be positive during the first half of 2008, before declining during the second half of 2008. During 2008 our headcount increased by 18% primarily as a result of three acquisitions. Sales by the three businesses acquired in 2008 accounted for $33.4 million of 2008 sales.  Sales by the three businesses acquired in 2007 accounted for $200.4 million of 2008 sales, on a same store sales basis. Excluding sales of businesses acquired in 2007 and 2008, on a same store sales basis, 2008 sales increased 13.2%.  This increase resulted from a broad-based increase in sales by our service centers, innovative pumping solution locations and supply chain locations.

During 2009, the general economy and the oil and gas exploration and production business declined significantly.  During 2009, our headcount decreased by approximately 10% as a result of actions taken to reduce operating costs.  Sales for 2009 declined by 21% from 2008.  Sales by businesses acquired during 2008, on a same store sales basis, accounted for $36.1 million of 2010 sales. Excluding these sales by acquired businesses, sales declined by 26% from 2008.  The 2009 sales decline is primarily due to a broad-based decline in the sales of pumps, bearings, safety products and industrial supplies in connection with a broad-based decline in the U.S. economy.  This economic decline led to the impairment of our goodwill and other intangibles.   During the fourth quarter of 2009 the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles and an impairment charge of $13.8 million to reduce the valuation of inventory acquired in the acquisition of Precision.  The impairment charges did not result in any cash expenditures, did not adversely affect compliance with covenants under our credit facility, and did not affect our cash position or cash flows from operating activities.

During 2010, the general economy and the oil and gas exploration and production business improved.  Our employee headcount increased by approximately 7% as a result of two acquisitions.  Excluding the employees at the two acquired businesses headcount declined by approximately 1%, primarily as a result of consolidating back office functions.   Sales by Quadna, acquired April 1, 2010 and D&F, acquired December 1, 2010, accounted for $43.6 million of 2010 sales.  Excluding Quadna and D&F sales, sales for 2010 increased 5.0%.

During 2011, the general economy and the oil and gas exploration and production business continued to improve.  Our employee headcount increased by 18% primarily as a result of two acquisitions and hiring additional personnel to support increased sales.  Sales for the year ended December 31, 2011 increased $150.8 million, or 23.0%, to approximately $807.0 million from $656.2 million in 2010.  Sales by KC, acquired October 10, 2011, accounted for $11.9 million of 2011 sales.  Sales by businesses acquired in 2010, on a same store sales basis, accounted for $35.6 million of 2011 sales.  Excluding 2011 sales by businesses acquired in 2010 and 2011, on a same store sales basis, sales increased 15.8% from 2010.  The majority of the 2011 sales increase came from a broad-based increase in sales of pumps, bearings, safety products and industrial supplies to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

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

Results of Operations

	Years Ended December 31,
	2009(1)%		2010	%	2011	%
	(in millions, except percentages and per share amounts)
Sales	$ 583.2	100.0	$ 656.2	100.0	$ 807.0	100.0
Cost of sales	431.8	74.0	467.8	71.3	575.2	71.3
Gross profit	151.4	26.0	188.4	28.7	231.8	28.7
Selling, general & administrative expense	147.8	25.3	151.3	23.1	176.3	21.9
Goodwill and other intangibles impairment	53.0	9.1	-	-	-	-
Operating income (loss)	(49.3)	(8.5)	37.1	5.7	55.5	6.9
Interest expense	5.2	0.9	5.2	0.8	3.5	0.4
Other income	(0.1)	-	(0.2)	-	-	-
Income (loss) before income taxes	(54.5)	(9.3)	32.1	4.9	52.0	6.4
Provision (benefit) for income taxes	(12.1)	(2.1)	12.7	2.0	20.6	2.5
Net income (loss)	$(42.4)	(7.3%)	$ 19.4	3.0	$ 31.4	3.9
Per share
Basic earnings (loss) per share	$(3.24)		$ 1.40		$ 2.19
Diluted earnings (loss) per share	$(3.24)		$ 1.32		$ 2.08
(1) The goodwill and other intangibles impairment charge and the Precision inventory impairment charge in 2009 reduced operating income by $66.8 million and increased basic and diluted loss per share by $3.82.

DXP is organized into three business segments:  Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  The Service Centers are engaged in providing maintenance, repair and operating products, equipment and services, including logistics capabilities, to industrial customers.  The Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission equipment, fastener, cutting tools, industrial supplies and safety product categories.  The IPS segment fabricates and assembles custom-made engineered pump packages.  The SCS segment manages all or part of customer’s supply chain, including inventory.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

SALES.  Sales for the year ended December 31, 2011 increased $150.8 million, or 23.0%, to approximately $807.0 million from $656.2 million in 2010.  Sales by KC, acquired October 10, 2011, accounted for $11.9 million of 2011 sales.  Sales by businesses acquired in 2010, on a same store sales basis, accounted for $35.6 million of 2011 sales.  Excluding 2011 sales by businesses acquired in 2010 and 2011, on a same store sales basis, sales increased 15.8% from 2010.

GROSS PROFIT. Gross profit as a percentage of sales was 28.7% for 2011 and 2010.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for 2011 increased by approximately $25.0 million when compared to 2010.  A portion of the increase relates to $9.6 million of selling, general and administrative expense for businesses acquired in 2010 and 2011, on a same store sales basis.  Excluding the expenses of businesses acquired in 2010 and 2011, on a same store sales basis, the increase primarily resulted from increased salaries, incentive compensation, employee benefits and travel expenses compared to 2010.  As a percentage of revenue, the 2011 expense decreased to 21.9% from 23.1% for 2010.

OPERATING INCOME.  Operating income for 2011 increased 49.6% compared to 2010.  This increase is the result of gross profit increasing 23.1% while selling, general and administrative expense increased only 16.6%.

INTEREST EXPENSE. Interest expense for 2011 decreased by 32.5% from 2010.  This decrease primarily resulted from lower average interest rates combined with a reduction in the average amount of debt outstanding compared to 2010.  On July 25, 2011 we amended our credit facility.  This amendment significantly decreased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before July 25, 2011.

INCOME TAXES. Our provision for income taxes differed from the U. S. statutory rate of 35% due to state income taxes and non-deductible expenses.  Our effective tax rate for 2011 of 39.6% was consistent with the 39.7% rate for 2010.

SERVICE CENTERS SEGMENT.  Sales for the Service Centers segment increased $107.5 million, or 23.7%.  Excluding $9.1 million of first quarter 2011 Quadna Service Centers segment sales, first eleven months of 2011 sales by D&F of $23.2 million and $5.9 million of fourth quarter 2011 KC Service Centers segment sales, Service Center segment sales for 2011 increased 15.3% from 2010, on a same store sales basis.  This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.  Operating income for the Service Centers segment increased 27.6%, primarily as a result of the 23.7% increase in sales combined with an increase in gross profit as a percentage of sales.

SUPPLY CHAIN SERVICES SEGMENT.  Sales for the SCS segment increased by $18.0 million, or 14.2%, for 2011 when compared to 2010.  Excluding KC SCS segment sales of $5.9 million, SCS segment sales for 2011 increased 9.5% from 2010, on a same store sales basis. Operating income for the SCS segment increased 18.7% primarily as a result of the 14.2% increase in sales for this segment.

INNOVATIVE PUMPING SOLUTIONS SEGMENT.  Sales for the IPS segment increased by $25.3 million, or 32.8% for 2011 when compared to 2010.  Excluding first quarter 2011 Quadna IPS sales of $3.3 million, IPS sales for 2011 increased 28.5% from 2010, on a same store sales basis.  The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers.  Operating income for the IPS segment increased 63.7% as a result of the 32.8% increase in sales combined with relatively consistent selling, general and administrative expenses.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

SALES.  Sales for the year ended December 31, 2010 increased $73.0 million, or 12.5%, to approximately $656.2 million from $583.2 million in 2009. Sales by Quadna, acquired April 1, 2010 and D&F, acquired December 1, 2010, accounted for $43.6 million of 2010 sales.  Excluding Quadna and D&F sales, sales for 2010 increased 5.0%, on a same store sales basis.

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

SERVICE CENTERS SEGMENT.  Sales for the Service Centers segment increased $61.7 million, or 15.8%. Excluding Quadna and D&F Service Centers sales of $26.2 million, Service Centers segment sales for 2010 increased 9.1% from 2009.  This sales increase is primarily due to improvement in the industrial portion of the U.S. economy.  Operating income for the Service Centers segment increased $26.2 million.  Excluding the effect of the $12.8 million of inventory impairment charges recorded by the Service Centers  segment during 2009, operating income for the Service Centers segment increased 35.9% as a result of the 15.8% increase in sales combined with the effect of cost reduction measures implemented during 2009 and 2010.

SUPPLY CHAIN SERVICES SEGMENT.  Sales for the SCS segment decreased by $9.8 million, or 7.2%, from 2009.  The sales decrease by SCS resulted from sales to customers in 2009 which subsequently terminated supply agreements, exceeding sales to customers which had been added since 2009.  Operating income for the SCS segment increased 28.3%.  Excluding the $1.0 million of inventory impairment charges recorded by the SCS segment during 2009, operating income for the SCS segment increased by 8.7%, primarily as a result of the reduced administrative costs for this segment.

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

Pro Forma Results

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2009 and 2010, assuming the acquisitions of businesses completed in 2010 were consummated as of January 1, 2009 follows:

	Years Ended December 31,
	2009	2010
	(Unaudited)
	In Thousands, except for per share data
Net sales	$653,175	$ 689,675
Net (loss) income	$(39,967)	$ 20,843
Per share data
Basic Earnings	$(3.04)	$1.50
Diluted Earnings	$(3.04)	$1.42

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2010 and 2011, assuming the acquisitions of businesses completed in 2011 were consummated as of January 1, 2010 follows:

	Years Ended December 31,
	2010	2011
	(Unaudited)
	In Thousands, except for per share data
Net sales	$ 778,267	$ 903,240
Net income	$ 22,898	$ 35,511
Per share data
Basic Earnings	$ 1.65	$ 2.48
Diluted Earnings	$ 1.56	$2.35

Liquidity and Capital Resources

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated approximately $25.8 million of cash in operating activities in 2011 as compared to generating $23.9 million in 2010. This change between the two years was primarily attributable to the $12.1 million increase in net income, partially offset by the $21.5 million increase in accounts receivable in 2011 compared to a $14.5 million increase in accounts receivable in 2010.

During 2011 we paid $18.4 million of cash for two businesses acquired during 2011 compared to paying  $18.2 million of cash related to the purchase of two businesses during 2010 and $0.2 million related to businesses acquired before 2009.  The $18.4 million of cash paid for acquisitions in 2011 excludes $36.7 million in outstanding checks at December 31, 2011 related to the acquisition of CW Rod and approximately $2.2 million expected to be paid due to a working capital adjustment.

We purchased approximately $4.1 million of capital assets during 2011 compared to $1.2 million for 2010.  Capital expenditures during 2011 and 2010 were related primarily to computer equipment, computer software, production equipment, inventory handling equipment, safety rental equipment and building improvements. Capital expenditures for 2012 are expected to be in the range of the 2009, 2010 and 2011 amounts.

At December 31, 2011, our total long-term debt, including the current portion, was $114.9 million compared to total capitalization (total long-term debt plus shareholders’ equity) of $271.6 million.  Approximately $110.8 million of this outstanding debt bears interest at various floating rates.  Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $2.2 million.

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

During 2011, the amount available to be borrowed under our credit facility increased from $50.0 million at December 31, 2010, to $78.2 million at December 31, 2011.  The increase in availability is primarily the result of the effect of increased accounts receivable and inventories.  Our total long-term debt increased $0.3 million during 2011.  Management believes that the liquidity of our balance sheet at December 31, 2011, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2012.

Credit Facility

On August 28, 2008, DXP entered into a credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility").  The Facility was amended on March 15, 2010.   The March 15, 2010 amendment to the Facility significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010. Effective July 25, 2011 DXP entered into a Second Amendment to the Credit Facility with Wells Fargo Bank, National Association.  The Second Amendment reduced interest rates; deleted the Senior Leverage Ratio; increased the maximum leverage ratio to not greater than 4.00 to 1.00 as of the last day of each quarter; allows DXP to purchase, redeem and retire equity for aggregate consideration not exceeding $5.0 million; and modified covenants to increase DXP's ability to complete future acquisitions.  The term loan was repaid using funds from the $150 million line of credit.  Effective December 30, 2011 DXP entered into a Third Amendment to the Facility. The Third Amendment increased the maximum amount of the Facility from $150 million to $200 million.  The Facility provides the option of interest at LIBOR plus a margin ranging from 1.25% to 2.75%, or prime plus a margin of minus 0.25% to 1.25%.  Commitment fees of 0.15% to 0.40% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The Facility expires on July 25, 2016.   The Facility consists of a revolving credit facility that provides a $200 million line of credit to the Company. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 90% of the Company’s net accounts receivable, 65% of net inventory, and 50% of the net book value of non real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $200 million less borrowings under the revolving credit portion of the facility and letters of credit outstanding, subject to the asset test described above.

On December 31, 2011, the LIBOR based rate of the Facility was LIBOR plus 1.5%, the prime based rate of the  Facility was prime plus 0.0% and the commitment fee was 0.2%.  At December 31, 2011, $110.5 million was borrowed under the Facility at a weighted average interest rate of approximately 1.78% under the LIBOR options and $0.3 million was borrowed at 3.25% under the prime option.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At December 31, 2011, we had $78.2 million available for borrowing under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter be not less than 1.50 to 1.0 with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes and Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2011, the Company's Fixed Charge Coverage Ratio was 14.2.

Leverage Ratio –  The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.0 to 1.0 as of the last day of each quarter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At December 31, 2011, the Company’s Leverage Ratio was 1.49 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

The following is the computation of the Leverage Ratio as of December 31, 2011 (in thousands, except for ratios):

For the Year ended December 31, 2011	Leverage Ratio

Income before taxes	$51,995
Interest expense	3,518
Depreciation and amortization	10,082
Stock compensation expense	1,256
Pro forma acquisition EBITDA	10,871
Reduction of closed location accrual	(123)
(A) Defined EBITDA	77,599

As of December 31, 2011
Total long-term debt	114,899
Letters of credit outstanding	951
(B) Defined indebtedness	$115,850

Leverage Ratio (B)/(A)	1.49

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

Performance Metrics

	December 31,		Increase (Decrease)
	2011	2010
Days of sales outstanding (in days)	58.6	57.5	1.1
Inventory turns	7.1	6.2	0.9
Results for businesses acquired during each year were annualized to compute these performance metrics.

Accounts receivable days of sales outstanding were 58.6 at December 31, 2011 compared to 57.5 days at December 31, 2010.  The increase resulted primarily from a change in customer mix which resulted in slower collection of accounts receivable.  Annualized inventory turns were 7.1 times at December 31, 2011 compared to 6.2 times at December 31, 2010.  The increase in inventory turns primarily resulted from the improvement in the U. S. economy.

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

Share Repurchases

During 2011, DXP repurchased 65,171 shares of DXP's common stock in non-open market transactions at an average price per share of $22.18.

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months.  DXP publicly announced the authorization that day.  Purchases may be made in open market or in privately negotiated transactions. DXP had not purchased any shares under this authorization as of December 31, 2011.

Borrowings

	December 31,		Increase (Decrease)
	2011	2010
	(in thousands)
Current portion of long-term debt	$ 694	$ 10,930	$(10,236)
Long-term debt, less current portion	114,205	103,621	10,584
Total long-term debt	$ 114,899	$ 114,551	$348
Amount available (1)	$ 78,201	$ 50,020	$28,181(2)
(1) Represents amount available to be borrowed under the Facility at the indicated date.
(2) The $28.2 million increase in the amount available is primarily a result of the effect of increased accounts receivable and inventories on the loan covenant ratios.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2011 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion (1)	$114,899	$ 694	$ 2,796	$111,409	$ -
Operating lease obligations	44,710	11,191	17,972	8,754	6,793
Estimated interest payments (2)	553	320	218	15	-
Total	$160,162	$12,205	$20,986	$120,178	$ 6,793
(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2011. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under the Facility fluctuate.  The amounts of interest incurred for borrowings under the revolving lines of credit were approximately $4,700,000, $4,900,000, and $3,000,000 for 2009, 2010 and 2011, respectively.  Management anticipates an increased level of interest payments on the Facility in 2012 as a result of expected increased borrowings to fund expected acquisitions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011, we were not involved in any unconsolidated SPE transactions, nor did we have any other off-balance sheet arrangements.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method.  Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  If at any time expected costs exceed the value of the contract, the loss is recognized immediately.  Approximately $9.8 million of revenues were recognized on contracts in process as of December 31, 2011.  The typical time span of these contracts is approximately one to two years.

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

The accrual for these claims at December 31, 2011 and 2010 was approximately $2.4 million and $1.8 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter, or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. In prior years we compared the carrying value of the net assets of each reporting unit to the net present value of estimated discounted anticipated cash flows of each reporting unit, discounted  using a weighted average cost of capital rate. If the carrying value exceeded the net present value of estimated discounted anticipated cash flows, an impairment indicator existed and an estimate of the impairment loss was calculated. The fair value calculation included management views and multiple assumptions and estimates, including the projected cash flows and discount rates applied.  Estimated cash flows were primarily based on projected revenues, operating costs and capital expenditures and were discounted based on comparable industry average rates for weighted average cost of capital.  Changes in these assumptions and estimates could have resulted in goodwill impairment that could have materially adversely impacted our financial position or results of operations. Assets, liabilities, deferred taxes and goodwill for each reporting unit were determined using the balance sheets maintained for each reporting unit.

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

Goodwill of $101.8 million was primarily recorded in connection with the 17 acquisitions completed since 2004.  Approximately $16.0 million of goodwill is included in our Innovative Pumping Solutions segment.  Approximately $82.9 million of goodwill is included in the two reporting units for our Service  Centers segment which are DXP and PFI.  Approximately $2.9 million of goodwill is included in our Supply Chain Services segment.

During 2011 the U.S. economy improved and oil prices increased, which led to improvements in our sales, margins and cash flows.  Our sales and profitability improved throughout the year.  We considered the impact of these changes in the economic and business climate as we performed our annual impairment assessments of goodwill as of December 31, 2011.  In the fourth quarter of 2011, in conjunction with our December 31, 2011 goodwill assessment, we adopted new accounting guidance that allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed.  We performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit is not less than its carrying value and therefore, did not perform a quantitative analysis.  Accordingly, the annual impairment assessment at December 31, 2011 indicated there is no impairment of goodwill.  Qualitative factors considered during our assessment include the capital markets environment, U.S. economic conditions, industrial distribution industry competition and trends, oil and gas exploration and production industry trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years' quantitative testing and other factors.  We believe the fair value of our reporting units substantially exceeds the carrying value of our reporting units.

Long-lived assets, including property, plant and equipment and amortizable intangible assets comprise a significant portion of our total assets.  We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When events or changes in circumstances indicate that a long-lived asset carrying amount may not be recoverable, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Depending on the circumstances, this could be at a reporting unit or segment level. Estimates of future cash flows are generally used to test the recoverability of a long-lived asset (asset group), unless market information is available that would more clearly indicate the fair value of an asset or asset group.  To the extent estimates of future cash flows are utilized, only the future cash flows (cash inflows less associated cash outflows) that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group) are utilized.  Those estimates shall exclude interest charges that will be recognized as an expense when incurred. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.  We concluded DXP did not have an impairment of long-lived assets during 2011.

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition.

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

Stock-Based Compensation

No future grants will be made under the Company’s existing stock option plans.  The Company currently uses restricted stock for share-based compensation programs.  Compensation expense recognized for share-based compensation programs in the years ended December 31, 2009, 2010 and 2011 was $1,555,000, $973,000 and $1,256,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,423,000 and $4,051,000, respectively, at December 31, 2010 and 2011.  As of December 31, 2011, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 29.6 months.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at December 31, 2011, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.1 million.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate Long- term Debt	$694	$2,216	$580	$580	-	-	$4,070	$4,070
Average Interest Rate	5.2%	5.92%	5.00%	5.00%	-	-
Floating Rate Long-term Debt	-	-	-	-	$110,829	-	$110,829	$110,829
Average Interest Rate (1)					1.79%
Total Maturities	$694	$2,216	$580	$580	$110,829	-	$114,899	$114,899
(1) Assumes floating interest rates in effect at December 31, 2011.

ITEM 8.  Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc., and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DXP Enterprises, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 9, 2012, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

Hein & Associates LLP
Houston, Texas

March 9, 2012

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DXP Enterprises, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2011. Our report thereon dated March 9, 2012 expressed an unqualified opinion.

Hein & Associates LLP
Houston, Texas

March 9, 2012

MANAGEMENT’S REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2011, have issued an attestation report on the Company’s internal control over financial reporting, which appears on page 31.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls with the participation of its principal executive and principal financial officers.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in the COSO Framework.

/s/ David R. Little                                                                /s/ Mac McConnell
David R. Little                                                                                                                      Mac McConnell
Chairman of the Board and                                                                                                Senior Vice President/Finance and
Chief Executive Officer                                                                                                       Chief Financial Officer

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash	$ 770	$ 1,507
Trade accounts receivable, net of allowances for doubtful accounts
of $3,540 in 2010 and $6,202 in 2011	99,781	137,024
Inventories, net	75,887	93,901
Prepaid expenses and other current assets	2,550	2,230
Federal income tax receivable	402	-
Deferred income taxes	5,919	4,539
Total current assets	185,309	239,201
Property and equipment, net	14,917	16,911
Goodwill	84,942	101,764
Other intangibles, net of accumulated amortization of $19,603 in 2010 and $26,175 in 2011	32,236	43,194
Non-current deferred income taxes	2,289	1,588
Other assets	931	2,680
Total assets	$ 320,624	$ 405,338
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 10,930	$ 694
Trade accounts payable	55,019	62,123
Outstanding checks related to acquisition	-	36,697
Accrued wages and benefits	11,826	12,713
Customer advances	5,824	3,767
Federal income taxes payable	-	2,409
Other accrued liabilities	9,284	16,055
Total current liabilities	92,883	134,458
Long-term debt, less current portion	103,621	114,205
Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2011); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2011); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,079,608 and 14,118,220 shares issued and outstanding, respectively.	140	141
Paid-in capital	72,616	75,204
Retained earnings	51,348	82,695
Accumulated other comprehensive income	-	64
Treasury stock, at cost (65,171 shares)	-	(1,445)
Total shareholders’ equity	124,120	156,675
Total liabilities and shareholders’ equity	$ 320,624	$ 405,338
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2009	2010	2011
Sales	$ 583,226	$ 656,202	$ 807,005
Cost of sales	431,812	467,807	575,169
Gross profit	151,414	188,395	231,836
Selling, general and administrative expense	147,795	151,304	176,351
Goodwill and other intangibles impairment	52,951	-	-
Operating income (loss)	(49,332)	37,091	55,485
Other income	95	249	28
Interest expense	(5,245)	(5,208)	(3,518)
Income (loss) before provision for income taxes	(54,482)	32,132	51,995
Provision (benefit) for income taxes	(12,070)	12,751	20,558
Net income (loss)	(42,412)	19,381	31,437
Preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$ (42,502)	$ 19,291	$ 31,347

Net income (loss)	$ (42,412)	$ 19,381	$ 31,437
Gain from interest rate swap, net of income taxes	695	26	-
Gain on long-term investment, net of income taxes	-	-	64
Comprehensive income (loss)	$ (41,717)	$ 19,407	$ 31,501

Per share and share amounts
Basic earnings (loss) per common share	$ (3.24)	$ 1.40	$ 2.19
Common shares outstanding	13,117	13,821	14,301
Diluted earnings (loss) per share	$ (3.24)	$ 1.32	$ 2.08
Common and common equivalent shares	13,117	14,821	15,141
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2009, 2010 and 2011 (in Thousands, Except Share Amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCES AT DECEMBER 31, 2008	$ 1	$ 15	$ 128	$56,206	$74,559	-	$(721)	$130,188
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,555	-	-	-	1,555
Net gain on interest rate swap for comprehensive income	-	-	-	-	-	-	695	695
Exercise of stock options and vesting of restricted stock for 71,897 shares of common stock	-	-	1	276	-	-	-	277
Net loss	-	-	-	-	(42,412)	-	-	(42,412)
BALANCES AT DECEMBER 31, 2009	$ 1	$ 15	$ 129	$58,037	$32,057	-	$(26)	$90,213
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	973	-	-	-	973
Net gain on interest rate swap for comprehensive income	-	-	-	-	-	-	26	26
Issuance of 498,730 shares in connection with acquisitions	-	-	5	7,061	-	-	-	7,066
Issuance of 493,791 shares upon conversion of notes to common stock	-	-	5	6,206	-	-	-	6,211
Exercise of stock options and vesting of restricted stock for 149,886 shares of common stock	-	-	1	339	-	-	-	340
Net income	-	-	-	-	19,381	-	-	19,381
BALANCES AT DECEMBER 31, 2010	$ 1	$ 15	$ 140	$72,616	$51,348	-	-	$124,120
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,256	-	-	-	1,256
Net gain on long-term investment for comprehensive income	-	-	-	-	-	-	$64	64
Issuance of 35,714 shares in connection with acquisitions	-	-	-	1,143	-	-	-	1,143
Vesting of restricted stock for 68,069 shares of common stock	-	-	1	189	-	-	-	190
Acquisition of 65,171 shares of common stock	-	-	-	-	-	$(1,445)	-	(1,445)
Net income	-	-	-	-	31,437	-	-	31,437
BALANCES AT DECEMBER 31, 2011	$ 1	$ 15	$ 141	$75,204	$82,695	$(1,445)	$64	$156,675

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
	Years Ended December 31
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (42,412)	$ 19,381	$ 31,437
Adjustments to reconcile net income (loss) to net cash provided by operating activities – net of acquisitions
Goodwill and other intangible impairment	52,951	-	-
Precision inventory impairment	13,800	-	-
Depreciation	4,260	3,744	3,510
Amortization	7,216	5,824	6,572
Deferred income taxes	(16,678)	2,914	2,081
Stock-based compensation expense	1,555	973	1,256
Tax benefit related to exercise of stock options and vesting of restricted stock	(266)	(215)	(198)
Gain on sale of property and equipment	-	(188)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	24,125	(14,528)	(21,548)
Inventories	32,716	2,028	(4,258)
Prepaid expenses and other assets	(1,665)	1,165	(2,617)
Accounts payable and accrued expenses	(24,027)	2,810	9,593
Net cash provided by operating activities	51,575	23,908	25,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,593)	(1,184)	(4,096)
Purchase of businesses, net of cash acquired	(491)	(18,394)	(18,434)
Proceeds from the sale of property and equipment	16	1,428	-
Long-term investment	-	-	(1,572)
Net cash used in investing activities	(2,068)	(18,150)	(24,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	133,716	141,216	224,307
Principal payments on revolving line of credit, long-term debt and notes payable	(186,763)	(148,798)	(223,959)
Dividends paid in cash	(90)	(90)	(90)
Proceeds from exercise of stock options	10	125	-
Purchase of treasury stock	-	-	(1,445)
Tax benefit related to exercise of stock options and vesting of restricted stock	266	215	198
Net cash used in financing activities	(52,861)	(7,332)	(989)
INCREASE (DECREASE) IN CASH	(3,354)	(1,574)	737
CASH AT BEGINNING OF YEAR	5,698	2,344	770
CASH AT END OF YEAR	$ 2,344	$ 770	$ 1,507
SUPPLEMENTAL DISCLOSURES:
Cash paid for --
Interest	$ 5,338	$ 5,240	$ 3,490
Income taxes	$ 15,053	$ 8,342	$ 14,190
Income tax refunds	$ 73	$ 250	$ 293
Purchase of businesses in 2010 excludes $20 million of common stock, notes and convertible notes issued in connection with acquisitions during 2010.  Proceeds from debt exclude $6.3 million of convertible notes issued in connection with an acquisition in 2010 and converted to common stock in 2010.  Purchases of businesses in 2011 excludes $36.7 million in outstanding checks at December 31, 2011 and $1.1 million of common stock issued in connection with an acquisition.
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform with the current year presentation.

Receivables and Credit Risk

Trade receivables consist primarily of uncollateralized customer obligations due under normal trade terms, which usually require payment within 30 days of the invoice date.  However, these payment terms are extended in select cases and many customers do not pay within stated trade terms.

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral.  Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of all such accounts.  The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

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

Fair Value of Financial Instruments

A summary of the carrying and the fair value of financial instruments, excluding derivatives, at December 31, 2010 and 2011 is as follows (in thousands):

	2010		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$770	$770	$1,507	$1,507
Marketable securities	-	-	$1,679	$1,679
Long-term debt, including current portion	114,551	114,551	$114,899	$114,899

The marketable securities are included in other assets on the consolidated balance sheet.  The fair values were derived using quoted market prices.  The carrying value of the long-term debt approximates fair value based upon the current rates and terms available to the Company for instruments with similar remaining maturities.  The carrying amounts of accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

The Company uses restricted stock for share-based compensation programs. No future grants will be made under the Company’s stock option plans.  See Note 9 – Shareholders’ Equity for additional information on stock-based compensation.

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method.  Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  If at any time expected costs exceed the value of the contract, the loss is recognized immediately.  Approximately $9.8 million of revenues were recognized on contracts in process as of December 31, 2011.  The typical time span of these contracts is approximately one to two years.  At December 31, 2010 and 2011, $2.8 million and $7.4 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable.

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

The accrual for these claims at December 31, 2011 and 2010 was approximately $2.4 million and $1.8 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter, or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. In prior years we compared the carrying value of the net assets of each reporting unit to the net present value of estimated discounted anticipated cash flows of each reporting unit, discounted  using a weighted average cost of capital rate. If the carrying value exceeded the net present value of estimated discounted anticipated cash flows, an impairment indicator existed and an estimate of the impairment loss was calculated. The fair value calculation included management views and multiple assumptions and estimates, including the projected cash flows and discount rates applied.  Estimated cash flows were primarily based on projected revenues, operating costs and capital expenditures and were discounted based on comparable industry average rates for weighted average cost of capital.  Changes in these assumptions and estimates could have resulted in goodwill impairment that could have materially adversely impacted our financial position or results of operations. Assets, liabilities, deferred taxes and goodwill for each reporting unit were determined using the balance sheets maintained for each reporting unit.

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

Goodwill of $101.8 million was primarily recorded in connection with the 17 acquisitions completed since 2004.  Approximately $16.0 million of goodwill is included in our Innovative Pumping Solutions segment.  Approximately $82.9 million of goodwill is included in the two reporting units for our Service  Centers segment which are DXP and PFI.  Approximately $2.9 million of goodwill is included in our Supply Chain Services segment.

During 2011 the U.S. economy improved and oil prices increased, which led to improvements in our sales, margins and cash flows.  Our sales and profitability improved throughout the year.  We considered the impact of these changes in the economic and business climate as we performed our annual impairment assessments of goodwill as of December 31, 2011.  In the fourth quarter of 2011, in conjunction with our December 31, 2011 goodwill assessment, we adopted new accounting guidance that allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed.  We performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit is not less than its carrying value and therefore, did not perform a quantitative analysis.  Accordingly, the annual impairment assessment at December 31, 2011 indicated there is no impairment of goodwill.  Qualitative factors considered during our assessment include the capital markets environment, U.S. economic conditions, industrial distribution industry competition and trends, oil and gas exploration and production industry trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years' quantitative testing and other factors.  We believe the fair value of our reporting units substantially exceeds the carrying value of our reporting units.

Long-lived assets, including property, plant and equipment and amortizable intangible assets comprise a significant portion of our total assets.  We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When events or changes in circumstances indicate that a long-lived asset carrying amount may not be recoverable, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Depending on the circumstances, this could be at a reporting unit or segment level. Estimates of future cash flows are generally used to test the recoverability of a long-lived asset (asset group), unless market information is available that would more clearly indicate the fair value of an asset or asset group.  To the extent estimates of future cash flows are utilized, only the future cash flows (cash inflows less associated cash outflows) that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group) are utilized.  Those estimates shall exclude interest charges that will be recognized as an expense when incurred. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.  We concluded DXP did not have an impairment of long-lived assets during 2011.

During 2009 there were significant declines in U.S. and global economies and in oil and natural gas prices which led to declines in our sales, margins and cash flows.  Our sales and profitability declined throughout the year particularly in the fourth quarter.  We considered the impact of these significant adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of December 31, 2009.  The estimated fair values of our reporting units were negatively impacted by significant reductions in estimated cash flows for the income approach.  Our goodwill impairment analysis led us to conclude that there was a significant impairment of goodwill for the PFI reporting unit and a significant impairment of goodwill for the DXP reporting unit and, accordingly, we recorded a non-cash charge of $40.7 million to our operating results for the year ended December 31, 2009, for the impairment of our goodwill.  In connection with the our 2009 goodwill impairment test we concluded the 2009 decline in the business and economic climate and significant reductions in estimated cash flows for the income approach resulted in a full impairment of the value of customer relationships for the PFI reporting unit.  This $12.3 million expense is included in the "Goodwill and other intangible impairment" expense on the Consolidated Statements of Operations.  The PFI reporting unit is part of the Service Centers segment.

Goodwill and Other Intangible Assets

The $24.2 million increase in goodwill and the $12.3 million increase in other intangibles acquired during 2010 results from recording the goodwill and other intangibles associated with the acquisitions of the assets of Quadna, Inc. (“Quadna”) and D&F Distributors, Inc. (“D&F”). The $0.2 million increase in goodwill for payment of earn out in 2010 relates to contingent purchase price for the 2008 acquisition of Falcon Pump.  The $15.8 million increase in goodwill and the $17.5 million increase in other intangibles acquired during 2011 results from recording the goodwill and other intangibles associated with the acquisitions of the assets of KC and CW Rod.  The $1.0 million increase in goodwill for payment of earn out in 2011 relates to contingent purchase price for the 2007 acquisition of Indian Fire and Safety.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  Approximately $82.9 million of goodwill and $27.9 million of other intangible assets pertain to the Service Centers segment.  Approximately $16.0 million of goodwill and $2.6 million of other intangible assets pertain to the IPS segment.  Approximately $2.9 million of goodwill and approximately $12.7 million of other intangible assets pertain to the Supply Chain Services segment.

The changes in the carrying amount of goodwill and other intangibles for 2010 and 2011 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2009	$ 86,269	$ 60,542	$ 25,727
Payment of earn out	200	200	-
Acquired during the year	36,533	24,200	12,333
Amortization	(5,824)	-	(5,824)
Balance as of December 31, 2010	$117,178	$ 84,942	$ 32,236
Payment of earn out	1,000	1,000	-
Acquired during the year	33,352	15,822	17,530
Amortization	(6,572)	-	(6,572)
Balance as of December 31, 2011	$144,958	$101,764	$43,194

The changes in the carrying amount of goodwill by segment for 2010 and 2011 are as follows (in thousands):

	Total	Service Centers	SCS	IPS
Balance as of December 31, 2009	$ 60,542	$ 52,100	-	$ 8,442
Payment of earn out	200	200	-	-
Acquired during the year	24,200	16,662	-	7,538
Balance as of December 31, 2010	$ 84,942	$ 68,962	-	$ 15,980
Payment of earn out	1,000	1,000	-	-
Acquired during the year	15,822	12,897	2,925	-
Balance as of December 31, 2011	$101,764	$82,859	$2,925	$ 15,980

A summary of amortizable other intangible assets follows (in thousands):

	As of December 31, 2010		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (831)	$ 2,496	$ (956)
Customer relationships	47,363	(17,237)	64,262	(23,508)
Non-compete agreements	1,980	(1,535)	2,611	(1,711)
Total	$ 51,839	$ (19,603)	$ 69,369	$ (26,175)

The estimated future annual amortization of intangible assets for each of the next five years follows (in thousands):

2012                      $  8,531
2013                      $  7,804
2014                      $  7,529
2015                      $  6,057
2016                      $  4,851
Thereafter            $  8,422

The weighted average useful lives of acquired intangibles related to vendor agreements, customer relationships, and non-compete agreements are 20 years, 9.0 years and 4.3 years, respectively, at December 31, 2011.  The weighted average useful life of amortizable intangible assets in total is 9.3 years at December 31, 2011.

Of the $145.0 million net balance of goodwill and other intangibles at December 31, 2011, $131.0 million is expected to be deductible for tax purposes.

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition.

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

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, unrecognized gains (losses) on postretirement and other employment-related plans, changes in fair value of certain derivatives, and unrealized gains and losses on certain investments in debt and equity securities. The Company’s other comprehensive (loss) income is comprised of changes in the value of an interest rate swap and changes in the market value of an investment with quoted market prices in an active market for identical instruments.

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2007.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest is insignificant and there are no penalties accrued at December 31, 2011.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

In September 2011, the FASB issued an accounting standards update with new guidance on annual goodwill impairment testing.  The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative impairment testing is not required.  The standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We have elected to early adopt the standards update effective December 31, 2011.  We completed a qualitative assessment of goodwill at December 31, 2011 and concluded it is more likely than not that the fair value of each reporting unit is not less than its carrying value and, therefore, did not perform a quantitative assessment.

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

During 2009 the initial purchase price allocation for the 2008 acquisitions was adjusted to allocate $2.5 million of purchase price to goodwill.  These increases in goodwill primarily related to reducing the value of inventories and fixed assets for the acquisitions completed during 2008. During 2009 the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles associated with the Service Centers and SCS segments.  During 2010 the Company paid $0.2 million in contingent purchase price related to the acquisition of Falcon Pump.  During 2011 the Company paid $1.0 million in contingent purchase price related to the acquisition of Indian Fire & Safety in 2007.

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

On October 10, 2011, DXP acquired substantially all of the assets of Kenneth Crosby ("KC").  DXP acquired this business to expand DXP's geographic presence in the eastern U.S. and strengthen DXP's metal working offering.  DXP paid approximately $16 million for KC, which was borrowed under our existing credit facility.  Goodwill of $5.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of KC with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

On December 30, 2011, DXP acquired substantially all of the assets of C.W. Rod Tool Company ("CW Rod").  DXP acquired this business to strengthen DXP's metal working offering.  DXP paid approximately $1.1 million of DXP's common stock (35,714 shares) and approximately $42 million in cash for CW Rod, which was borrowed during 2011 and 2012 under our recently expanded credit facility. The $42 million of cash paid for CW Rod includes $36.7 million paid in the form of checks which did not clear our bank until 2012.  Goodwill of $10.0 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of CW Rod with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

The value assigned to the non-compete agreements and customer relationships for Quadna, D&F, KC and CW Rod were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated.  The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets.  The projected revenues and operating expenses were estimated based on management estimates.  Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets.  Discount rates of 17.0% to 17.2% were deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2011 in connection with the acquisitions described above (in thousands):

Cash	3
Accounts Receivable	15,696
Inventory	13,754
Property and equipment	1,415
Goodwill and intangibles	33,352
Other assets	142
Assets acquired	64,362
Current liabilities assumed	(5,873)
Non-current liabilities assumed	-
Net assets acquired	58,489

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2009 and 2010, assuming the acquisition of businesses completed in 2010 were consummated as of January 1, 2009 follows:

	Years Ended December 31,
	2009	2010
	(Unaudited)
	In Thousands, except for per share data
Net sales	$653,175	$ 689,675
Net (loss) income	$(39,967)	$ 20,843
Per share data
Basic Earnings	$(3.04)	$1.50
Diluted Earnings	$(3.04)	$1.42

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2010 and 2011, assuming the acquisition of businesses completed in 2011 were consummated as of January 1, 2010 follows:

	Years Ended December 31,
	2010	2011
	(Unaudited)
	In Thousands, except for per share data
Net sales	$ 778,267	$ 903,240
Net income	$ 22,898	$ 35,511
Per share data
Basic Earnings	$1.65	$2.48
Diluted Earnings	$1.56	$2.35

4.  PRECISION INVENTORY IMPAIRMENT IN 2009

During 2009 the Company determined that the value of inventory acquired in connection with the acquisition of Precision on September 10, 2007, was overstated by $13.8 million because the inventory was obsolete, expired, old and/or slow moving.  The $13.8 million charge to reduce the value of this inventory is included in cost of sales for 2009.

5.  INVENTORIES:

The carrying values of inventories are as follows:

	December 31,
	2010	2011
	(in Thousands)
Finished goods	$ 94,270	$102,645
Work in process	2,466	5,246
Obsolescence reserve	(20,849)	(13,990)
Inventories	$ 75,887	$ 93,901

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	December 31,
	2010	2011
	(in Thousands)
Land	$ 1,652	$ 1,652
Buildings and leasehold improvements	7,508	7,956
Furniture, fixtures and equipment	23,700	28,756
	32,860	38,364
Less – Accumulated depreciation	(17,943)	(21,453)
Total Property and Equipment	$ 14,917	$ 16,911

7.  LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2010	2011
	(in Thousands)
Line of credit	$ 83,664	$110,828
Term loan, payable in quarterly installments of $2.5 million through August 2013	25,500	-
Unsecured notes payable to individuals, at variable rates (1.0% to 1.75% at December 31, 2010) payable in monthly and quarterly installments through November 2011	630	-
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	2,900	2,320
Mortgage loan payable to financial institution, 6.25% collateralized by real estate, payable in monthly installments through January 2013	1,857	1,751
	114,551	114,899
Less: Current portion	(10,930)	(694)
Total Long-term Debt	$ 103,621	$114,205

On August 28, 2008, DXP entered into a credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility").  The Facility was amended on March 15, 2010.   The March 15, 2010 amendment to the Facility significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010. Effective July 25, 2011 DXP entered into a Second Amendment to the Credit Facility with Wells Fargo Bank, National Association.  The Second Amendment reduced interest rates; deleted the Senior Leverage Ratio; increased the maximum leverage ratio to not greater than 4.00 to 1.00 as of the last day of each quarter; allows DXP to purchase, redeem and retire equity for aggregate consideration not exceeding $5.0 million; and modified covenants to increase DXP's ability to complete future acquisitions.  The term loan was repaid using funds from the $150 million line of credit.  Effective December 30, 2011 DXP entered into a Third Amendment to the Facility. The Third Amendment increased the maximum amount of the Facility from $150 million to $200 million.  The Facility provides the option of interest at LIBOR plus a margin ranging from 1.25% to 2.75%, or prime plus a margin of minus 0.25% to 1.25%.  Commitment fees of 0.15% to 0.40% per annum are payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The Facility expires on July 25, 2016.   The Facility consists of a revolving credit facility that provides a $200 million line of credit to the Company. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end and certain month ends for the asset test.  The asset test is defined under the Facility as the sum of 90% of the Company’s net accounts receivable, 65% of net inventory, and 50% of the net book value of non real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time is $200 million less borrowings under the revolving credit portion of the facility and letters of credit outstanding, subject to the asset test described above.

On December 31, 2011, the LIBOR based rate of the Facility was LIBOR plus 1.5%, the prime based rate of the  Facility was prime plus 0.0% and the commitment fee was 0.2%.  At December 31, 2011, $110.5 million was borrowed under the Facility at a weighted average interest rate of approximately 1.78% under the LIBOR options and $0.3 million was borrowed at 3.25% under the prime option.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At December 31, 2011, we had $78.2 million available for borrowing under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter be not less than 1.50 to 1.0 with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes,  minus Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2011, the Company's Fixed Charge Coverage Ratio was 14.2.

Leverage Ratio –  The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.0 to 1.0 as of the last day of each quarter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At December 31, 2011, the Company’s Leverage Ratio was 1.49 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

The following is the computation of the Leverage Ratio as of December 31, 2011 (in thousands, except for ratios):

For the Year ended December 31, 2011	Leverage Ratio

Income before taxes	$ 51,995
Interest expense	3,518
Depreciation and amortization	10,082
Stock compensation expense	1,256
Pro forma acquisition EBITDA	10,871
Reduction of closed location accrual	(123)
(A) Defined EBITDA	$ 77,599

As of December 31, 2011
Total long-term debt	$114,899
Letters of credit outstanding	951
(B) Defined indebtedness	$115,850

Leverage Ratio (B)/(A)	1.49

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
to Article 11, Regulation S-X, of the Securities Act of 1933, as amended, will also be included in the calculation of EBITDA.

The Facility prohibits the payment of cash dividends on the Company’s common stock.

The maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2012	694
2013	2,216
2014	580
2015	580
2016	110,829
Thereafter	-

8.  INCOME TAXES:

The provision for income taxes consists of the following:

	Years Ended December 31,
	2009	2010	2011
	(in Thousands)
Current -
Federal	$ 3,849	$ 7,952	$15,401
State	759	1,885	3,076
	4,608	9,837	18,477
Deferred	(16,678)	2,914	2,081
	$(12,070)	$12,751	$20,558

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows:

	Years Ended December 31,
	2009	2010	2011
	(in Thousands)
Income taxes computed at federal statutory rate	$(19,069)	$ 11,246	$18,198
State income taxes, net of federal benefit	492	1,225	1,999
Nondeductible impairment expense	6,852	-	-
Other	(345)	280	361
	$(12,070)	$ 12,751	$20,558

The net current and noncurrent components of deferred income tax balances are as follows:

	December 31,
	2010	2011
	(in Thousands)
Net current assets	$ 5,919	$ 4,539
Net non-current assets	2,289	1,588
Net non-current liabilities	-	-
Net assets (liabilities)	$ 8,208	$ 6,127

Deferred tax liabilities and assets were comprised of the following:

	December 31,
	2010	2011
	(in Thousands)
Deferred tax assets:
Goodwill	$ 4,871	$3,575
Allowance for doubtful accounts	1,230	2,077
Inventories	3,615	1,707
Accruals	740	889
Other	180	229
Total deferred tax assets	10,636	8,477
Less valuation allowance	-	-
Total deferred tax assets, net of valuation allowance	10,636	8,477
Deferred tax liabilities
Intangibles	(907)	(786)
Property and equipment	(1,421)	(1,421)
Other	(100)	(143)
Net deferred tax asset (liability)	$ 8,208	$6,127

9.  SHAREHOLDERS' EQUITY:

Preferred Stock

The holders of Series A preferred stock are entitled to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of common stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case the holders of the Series A preferred stock are entitled to a $100 liquidation preference per share. Each share of the Series B convertible preferred stock is convertible into 28 shares of common stock and a monthly dividend per share of $.50. The holders of the Series B convertible stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A preferred stock and to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the common stock.  Of the 10,000,000 authorized shares of Preferred Stock, 8,000,000 shares are available for future designation.

Restricted Stock

Under a restricted stock plan approved by DXP’s shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees as of December 31, 2011, vest 20% each year for five years after the date of grant, 33.3% each year for three years after the grant date or 10% each year for ten years after the grant date.  The shares of restricted stock granted to non-employee directors of DXP vest 100% one year after the grant date.  The Restricted Stock Plan provides for a grant to each non-employee director of DXP, consisting of the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on the July 1 of the award year.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized, granted and available for future grant under the Restricted Stock Plan at December 31, 2011

Number of shares authorized for grants	600,000
Number of shares granted	611,954
Number of shares forfeited	60,738
Number of shares available for future grants	48,784
Weighted-average grant price of granted shares	$17.19

Changes in non-vested restricted stock for 2009, 2010 and 2011 were as follows:

	Number Of Shares	Weighted Average Grant Price
Non-vested at December 31, 2009	223,448	$15.29
Granted	93,781	$15.92
Forfeited	(37,287)	$17.08
Vested	(99,886)	$12.32
Non-vested at December 31, 2010	180,056	$16.15
Granted	117,292	$24.79
Forfeited	(687)	$17.29
Vested	(68,069)	$14.40
Non-vested at December 31, 2011	228,592	$21.10

Compensation expense recognized for restricted stock in the years ended December 31, 2009, 2010 and 2011 was $1,555,000, $973,000 and 1,256,000 respectively.  Related income tax benefits recognized in earnings were approximately $622,000, $389,000 and $502,000 in 2009, 2010 and 2011, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $2,423,000 and $4,051,000, respectively, at December 31, 2010 and 2011.  As of December 31, 2011, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 29.6 months.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan, the DXP Enterprises, Inc. Long-Term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorized the grant of options to purchase 1,800,000, 660,000 and 400,000 shares of the Company’s common stock, respectively.  In accordance with these stock option plans that were approved by the Company’s shareholders, options were granted to key personnel for the purchase of shares of the Company’s common stock at prices not less than the fair market value of the shares on the dates of grant.  Most options could be exercised not earlier than 12 months nor later than 10 years from the date of grant. No future grants will be made under these stock option plans.  Activity during 2009, 2010 and 2011 with respect to the stock options follows:

	Shares	Options Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2008	58,000	$1.25 - $3.36	$2.33	$ 712,000
Exercised	(8,000)	$1.25	$1.25	$ 85,000
Outstanding and exercisable at December 31, 2009	50,000	$1.25 - $3.36	$2.50	$ 529,000
Exercised during 2010	(50,000)	$1.25 - $3.36	$2.50	$ 489,000
Outstanding and exercisable at December 31, 2010 and 2011	-	-	-	-

Cash received from stock options exercised during 2009, 2010 and 2011 was $10,000, $125,000 and zero, respectively. The weighted average remaining contractual life was 4.0 years at December 31, 2009.

Certain Equity Related Transactions

During 2009 and 2010, employees and directors of DXP exercised non-qualified stock options.  DXP received a tax deduction for the amount of the difference between the exercise price and the fair market value of the shares recognized as income by the individuals exercising the options. The after tax benefit of the tax deduction is accounted for as an increase in paid-in capital.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2010 and 2011.

	2009	2010	2011
	(in Thousands, except per share amounts)
Basic:
Basic weighted average shares outstanding	13,117	13,821	14,301
Net income (loss)	$(42,412)	$ 19,381	$ 31,437
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$(42,502)	$ 19,291	$ 31,347
Per share amount	$(3.24)	$1.40	$2.19

Diluted:
Basic weighted average shares outstanding	13,117	13,821	14,301
Net effect of dilutive stock options based on the treasury stock method	-	7	-
Assumed conversion of convertible notes	-	153	-
Assumed conversion of convertible preferred stock	-	840	840
Total common and common equivalent shares outstanding	13,117	14,821	15,141
Net income (loss) attributable to common shareholders	$(42,502)	$ 19,291	$ 31,347
Interest on convertible notes, net of income taxes	-	142	-
Convertible preferred stock dividend	-	90	90
Net income (loss) for diluted earnings per share	$(42,502)	$ 19,523	$ 31,437
Per share amount	$(3.24)	$1.32	$2.08

10.  COMMITMENTS AND CONTINGENCIES:

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2011, for non-cancelable leases are as follows (in thousands):

2012	$11,191
2013	8,765
2014	9,207
2015	5,816
2016	2,938
2017	1,331
Thereafter	5,462

Rental expense for operating leases was $12,201,000, $12,495,000 and $14,151,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

In 2004, DXP and DXP’s vendor of fiberglass reinforced pipe were sued in Louisiana by a major energy company regarding the failure of Bondstrand PSX JFC pipe, a recently introduced type of fiberglass reinforced pipe which had been installed on four energy production platforms.  Plaintiff alleges negligence, breach of contract, warranty and that damages exceed $20 million.  DXP believes the failures were not caused by work performed by DXP.  DXP intends to vigorously defend these claims.  DXP’s insurance carrier has agreed, under a reservation of rights to deny coverage, to provide a defense against these claims.  The maximum amount of our insurance coverage, if any, is $6 million. Under certain circumstance, our insurance may not cover this claim. DXP currently believes the claim is without merit and the possibility of the claim having a material adverse effect on our business, financial condition, cash flows or results of operations is remote.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business.  While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

11.  EMPLOYEE BENEFIT PLANS:

The Company offers a 401(K) plan which is eligible to substantially all employees.  During 2011, part of 2010 and part of 2009, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. During 2009 the Company stopped matching employee contributions.  During 2010 the Company resumed matching of employee contributions.  The Company contributed $823,000, $540,000 and $1,537,000 to the 401(K) plan in the years ended December 31, 2009, 2010 and 2011, respectively.

12.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Effective January 1, 2008, we adopted authoritative guidance for financial assets and liabilities measured on a recurring basis. This authoritative guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Fair value, as defined in the authoritative guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance affects the fair value measurement of marketable securities and an interest rate swap to which the Company was a party, which must be classified in one of the following categories:

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

The following presents the changes in Level 3 liabilities for 2009, 2010, and 2011 (in thousands):

	2009	2010	2011
Fair value at January 1,	$ (1,202)	$ (42)	-
Realized and unrealized gains included in other comprehensive income	1,160	42	-
Fair value at December 31,	$ (42)	$ -	-

During 2011, the Company paid $1,572,000 for an investment with quoted market prices in an active market for identical instruments.  The $106,000 increase in the market value of this investment was included in other comprehensive income in 2011.

To hedge a portion of our floating rate debt, as of January 10, 2008, DXP entered into an interest rate swap agreement with the lead bank of the Facility.  Through January 11, 2010, this interest rate swap effectively fixed the interest rate on $40 million of floating rate LIBOR borrowings under the Facility at one-month LIBOR of 3.68% plus the margin in effect under the Facility.  Amounts paid or received in connection with the swap were included in interest expense.  This swap was designated as a cash flow hedging instrument.  Changes in the fair value of the swap were included in other comprehensive income.  See Note 13 “Other Comprehensive Income” for gain, net of income taxes, on the interest rate swap.

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

13. OTHER COMPREHENSIVE INCOME
Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. During 2009 and 2010 the Company had other comprehensive income related to changes in interest rates in connection with an interest rate swap.  At December 31, 2009, 2010 and 2011, the accumulated derivative (loss) income, net of income tax was $(26,000), zero and zero, respectively. During 2011, the Company had other comprehensive income of $106,000 ($64,000 net of tax) related to changes in the market value of an investment with quoted market prices in an active market for identical instruments.  At December 31, 2011, the accumulated gain on an investment, net of income tax was $64,000.  Comprehensive income (loss) for the years ending December 31, 2009, 2010 and 2011 was $(41,717,000), $19,407,000, and $31,501,000, respectively.

14. SEGMENT DATA:

The Service Centers segment is engaged in providing maintenance, repair and operating products, equipment and services, including logistics capabilities, to industrial customers.  The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission equipment, fastener, industrial supplies, metal working and safety product categories.  The Innovative Pumping Solutions segment fabricates and assembles custom-made engineered pump packages.  The Supply Chain Services segment manages all or part of customers’ supply chains, including inventory.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information.  Sales are shown net of intersegment eliminations.

Financial information relating to the Company’s segments is as follows (in thousands):

	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2011
Sales	$560,233	$102,305	$144,467	$807,005
Operating income for reportable segments	64,491	16,920	8,455	89,866
Identifiable assets at year end	293,925	51,058	58,192	403,175
Capital expenditures	3,713	310	73	4,096
Depreciation	2,908	326	276	3,510
Amortization	4,725	675	1,172	6,572
Interest expense	2,073	986	459	3,518

2010
Sales	$452,719	$ 77,024	$126,459	$656,202
Operating income for reportable segments	50,549	10,335	7,120	68,004
Identifiable assets at year end	234,773	40,038	45,813	320,624
Capital expenditures	1,075	17	92	1,184
Depreciation	2,987	368	389	3,744
Amortization	4,055	604	1,165	5,824
Interest expense	4,115	700	393	5,208

2009
Sales	$391,060	$ 55,913	$136,253	$583,226
Operating income for reportable segments	24,398	7,519	5,548	37,465
Identifiable assets at year end	199,937	22,604	48,386	270,927
Capital expenditures	1,475	29	89	1,593
Depreciation	3,458	348	454	4,260
Amortization	5,683	338	1,195	7,216
Interest expense	3,890	831	524	5,245

	Years Ended December 31,
	2009	2010	2011
Operating income for reportable segments	$ 37,465	$ 68,004	$ 89,866
Adjustment for:
Amortization of intangibles	7,216	5,824	6,572
Impairment of goodwill and other intangibles	52,951	-	-
Corporate and other expense, net	26,630	25,089	27,809
Total operating income (loss)	(49,332)	37,091	55,485
Interest expense, net	5,245	5,208	3,518
Other expenses (income), net	(95)	(249)	(28)
Income (loss) before income taxes	$(54,482)	$ 32,132	$ 51,995

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2009, 2010 and 2011 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Sales	$ 157.6	$ 144.4	$ 143.4	$ 137.8
Gross profit	46.1	41.4	40.8	23.1
Goodwill and other intangibles impairment	-	-	-	(53.0)
Net income (loss)	3.2	2.2	2.7	(50.5)
Earnings (loss) per share - basic	0.24	0.16	0.20	(3.84)
Earnings (loss) per share - diluted	0.23	0.15	0.19	(3.84)

2010
Sales	$ 147.0	$ 167.3	$ 172.2	$ 169.7
Gross profit	42.0	47.9	48.9	49.6
Net income	3.6	4.6	5.3	5.9
Earnings per share - basic	0.27	0.33	0.38	0.41
Earnings per share - diluted	0.26	0.31	0.36	0.39

2011
Sales	$ 183.1	$ 197.7	$ 207.9	$ 218.3
Gross profit	52.4	57.3	59.5	62.6
Net income	6.3	7.6	8.3	9.2
Earnings per share - basic	0.44	0.53	0.58	0.64
Earnings per share - diluted	0.42	0.50	0.55	0.61

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2011, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Internal Control Over Financial Reporting

(A)           Management’s Annual Report on Internal Control Over Financial Reporting

         Management's report on the Company's internal control over financial reporting is included on page 32 of this Report under the heading Management's Report on Internal Control Over Financial Reporting.

         The effectiveness of our internal control over financial reporting at December 31, 2011 has been audited by Hein & Associates LLP, the independent registered public accounting firm that also audited our financial statements.
         Their report is included on page 31 of this Report under the heading Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

(B)           Changes in Internal Control over Financial Reporting

None

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy statement for the 2012 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

ITEM 14.  Principal Accounting Fees and Services.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

3.3	Amendment No. 1 to Bylaws of DXP Enterprises, Inc. (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K, filed with the Commission on July 28, 2011).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

4.2	See Exhibit 3.1 for provisions of the Company's Restated Articles of Incorporation, as amended, defining the rights of security holders.

4.3	See Exhibit 3.2 for provisions of the Company's Bylaws defining the rights of security holders.

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

10.23
Amendment Number One to Employment Agreement dated effective June 1, 2004 between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011).

10.24	David Little Equity Incentive Program dated May 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011).

10.25
Amendment Number Two to Credit Agreement among DXP Enterprises, inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto, dated August 28, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on July 27, 2011).

*10.26
Amendment Number Three to Credit Agreement among DXP Enterprises, inc., as Borrower, and Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent for the Lenders and the Lenders party thereto, dated August 28, 2008.

*10.27	Asset Purchase Agreement, dated as of October 10, 2011, whereby DXP Enterprises, Inc. acquired the assets of Kenneth Crosby.

*10.28	Asset Purchase Agreement, dated as of December 30, 2011, whereby DXP Enterprises, Inc. acquired the assets of C.W. Rod Tool Company.

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
Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 9, 2012.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Hein & Associates, LLP
Houston, Texas
March 9, 2012

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2011, 2010 and 2009 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2011 Deducted from assets accounts Allowance for doubtful accounts	$ 3,540	$ 3,101	$ 193	$ 632(1)	$ 6,202
Year ended December 31, 2010 Deducted from assets accounts Allowance for doubtful accounts	$ 3,006	$ 679	$ -	$ 145(1)	$ 3,540
Year ended December 31, 2009 Deducted from assets accounts Allowance for doubtful accounts	$ 3,494	$ 675	$ -	$ 1,163(1)	$ 3,006
Valuation allowance for deferred tax assets	$ 16	$ -	$ -	$ (16) (2)	-
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

Dated: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President	March 9, 2012
David R. Little	Chief Executive Officer and Director
(Principal Executive Officer)

/s/Mac McConnell	Senior Vice President/Finance and	March 9, 2012
Mac McConnell	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Cletus Davis	Director	March 9, 2012
Cletus Davis

/s/Timothy P. Halter	Director	March 9, 2012
Timothy P. Halter

/s/Kenneth H. Miller	Director	March 9, 2012
Kenneth H. Miller