Form 10-Q
period 2012-03-31
DXP ENTERPRISES INC
filed 2012-05-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of May 9, 2012:  14,167,795.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$ 3,522	$ 1,507
Trade accounts receivable, net of allowances for doubtful accounts
of $6,536 in 2012 and $6,202 in 2011	147,916	137,024
Inventories, net	95,327	93,901
Prepaid expenses and other current assets	3,183	2,230
Deferred income taxes	4,813	4,539
Total current assets	254,761	239,201
Property and equipment, net	17,007	16,911
Goodwill	103,607	101,764
Other intangibles, net of accumulated amortization of $28,409 in 2012 and $26,175 in 2011	43,630	43,194
Non-current deferred income taxes	1,419	1,588
Other assets	2,249	2,680
Total assets	$ 422,673	$ 405,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,303	$ 694
Trade accounts payable	77,231	62,123
Outstanding checks related to acquisition	-	36,697
Accrued wages and benefits	12,768	12,713
Customer advances	9,056	3,767
Federal income taxes payable	6,228	2,409
Other accrued liabilities	15,330	16,055
Total current liabilities	122,916	134,458
Long-term debt, less current portion	131,095	114,205
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2012); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2012); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,140,110 in 2012 and 14,118,220 in 2011 shares outstanding	141	141
Paid-in capital	75,797	75,204
Retained earnings	94,382	82,695
Accumulated other comprehensive (loss) income	(229)	64
Treasury stock, at cost (65,171 shares)	(1,445)	(1,445)
Total shareholders’ equity	168,662	156,675
Total liabilities and shareholders’ equity	$ 422,673	$ 405,338
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2012	2011
Sales	$ 252,287	$ 183,087
Cost of sales	180,813	130,660
Gross profit	71,474	52,427
Selling, general and administrative expense	51,569	40,885
Operating income	19,905	11,542
Other income	15	21
Interest expense	(829)	(1,022)
Income before income taxes	19,091	10,541
Provision for income taxes	7,445	4,198
Net income	11,646	6,343
Preferred stock dividend	(23)	(23)
Net income attributable to common shareholders	$ 11,623	$ 6,320

Net income	$ 11,646	$ 6,343
Loss on long-term investments, net of income taxes	(229)	-
Comprehensive income	$ 11,417	$ 6,343

Basic income per share	$ 0.81	$ 0.44
Weighted average common shares outstanding	14,328	14,279
Diluted income per share	$ 0.77	$ 0.42
Weighted average common and common equivalent shares outstanding	15,168	15,119
See notes to condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31
	2012	2011
OPERATING ACTIVITIES:
Net income	$ 11,646	$ 6,343
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	914	785
Amortization of intangibles	2,234	1,606
Compensation expense for restricted stock	431	280
Tax benefit related to vesting of restricted stock	(163)	(97)
Deferred income taxes	(105)	1,521
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(9,482)	(10,953)
Inventories	(897)	(3,188)
Prepaid expenses and other current assets	(567)	(579)
Accounts payable and accrued expenses	22,630	12,002
Net cash provided by operating activities	26,641	7,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(852)	(487)
Purchase of businesses, net of cash acquired	(42,413)	-
Net cash used in investing activities	(43,265)	(487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	60,323	39,043
Principal payments on revolving line of credit and other long-term debt	(41,824)	(43,772)
Dividends paid in cash	(23)	(23)
Tax benefit related to vesting of restricted stock	163	97
Net cash provided by (used in) financing activities	18,639	(4,655)
INCREASE IN CASH	2,015	2,578
CASH AT BEGINNING OF PERIOD	1,507	770
CASH AT END OF PERIOD	$ 3,522	$ 3,348

Purchase of businesses in 2012 includes $36.7 million which were outstanding checks at December 31, 2011, related to an acquisition in 2011.
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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”).

NOTE 2: THE COMPANY

DXP Enterprises, Inc., a Texas corporation, was incorporated on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to industrial customers.  The Company is organized into three segments:  Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  See Note 8 for discussion of the business segments.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the fair value measurement guidance and disclosure requirements.  The new requirements were effective for the first interim or annual period beginning after December 15, 2011 and were to be applied prospectively.  DXP adopted the new requirements in the first quarter of 2012; however, the adoption of this guidance did not have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the requirements for presenting comprehensive income.  The new requirements were effective for the first interim or annual period beginning after December 15, 2011 and were to be applied retrospectively.  The standard requires other comprehensive income to be presented in a continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income.  DXP elected to early adopt these new requirements effective December 31, 2011.

In September 2010, the FASB issued an accounting standards update with new guidance on annual goodwill impairment testing.  The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than it's carrying amount.  If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative impairment testing is not required.  The standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  DXP elected to early adopt these new requirements effective December 31, 2011.

NOTE 4: STOCK-BASED COMPENSATION

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees and that are outstanding as of March 31, 2012 vest in accordance with one of the following vesting schedules:  100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2012:

Number of shares authorized for grants	600,000
Number of shares granted	(644,450)
Number of shares forfeited	64,575
Number of shares available for future grants	20,125
Weighted-average grant price of granted shares	$18.31

Changes in restricted stock for the three months ended March 31, 2012 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2011	228,592	$ 21.10
Granted	32,496	$ 39.30
Forfeited	(3,837)	$ 21.40
Vested	(21,890)	$ 19.18
Non-vested at March 31, 2012	235,361	$ 23.78

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2012 and 2011 was $431,000 and $280,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $4,897,000 and $4,051,000 at March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 29 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows (in thousands):

	March 31, 2012	December 31, 2011

Finished goods	$ 103,664	$ 102,645
Work in process	5,934	5,246
Obsolescence reserve	(14,271)	(13,990)
Inventories	$ 95,327	$ 93,901

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2012 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2011	$ 144,958	$ 101,764	$ 43,194
Acquired during the year	4,513	1,893	2,620
Adjustments to prior year estimates	-	(50)	50
Amortization	(2,234)	-	(2,234)
Balance as of March 31, 2012	$ 147,237	$ 103,607	$ 43,630

A summary of amortizable other intangible assets follows (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (987)	$ 2,496	$ (956)
Customer relationships	66,846	(25,641)	64,262	(23,508)
Non-compete agreements	2,697	(1,781)	2,611	(1,711)
Total	$ 72,039	$ (28,409)	$ 69,369	$ (26,175)

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended
	March 31
	2012	2011
Basic:
Weighted average shares outstanding	14,328,348	14,279,027
Net income	$ 11,646,000	$ 6,343,000
Convertible preferred stock dividend	(23,000)	(23,000)
Net income attributable to common shareholders	$ 11,623,000	$ 6,320,000
Per share amount	$ 0.81	$ 0.44

Diluted:
Weighted average shares outstanding	14,328,348	14,279,027
Assumed conversion of convertible preferred stock	840,000	840,000
Total	15,168,348	15,119,027
Net income attributable to common shareholders	$ 11,623,000	$ 6,320,000
Convertible preferred stock dividend	23,000	23,000
Net income for diluted earnings per share	$ 11,646,000	$ 6,343,000
Per share amount	$ 0.77	$ 0.42

NOTE 8: SEGMENT REPORTING

The Service Centers segment is engaged in providing maintenance, repair and operating products, equipment and integrated services, including logistics capabilities, to industrial customers.  The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories.  The Innovative Pumping Solutions segment fabricates and assembles custom-made engineered pump packages.  The Supply Chain Services segment manages all or part of a customer's supply chain, including inventories.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information.  Sales are shown net of intersegment eliminations.   All business segments operate primarily in the United States.

Financial information relating the Company’s segments is as follows:

	Three Months ended March 31,
	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total

2012
Sales	$ 169,537	$ 39,435	$ 43,315	$ 252,287
Operating income for reportable segments	18,335	8,248	3,036	29,619
2011
Sales	$ 131,551	$ 16,685	$ 34,851	$ 183,087
Operating income for reportable segments	14,781	2,858	1,914	19,553

A reconciliation of operating income for reportable segments to the consolidated income before taxes is as follows:

	Three Months Ended March 31,
		2011
Operating income for reportable segments	$ 29,619	$ 19,553
Adjustment for:
Amortization of intangibles	2,234	1,606
Corporate and other expense, net	7,480	6,405
Total operating income	19,905	11,542
Interest expense, net	829	1,022
Other expense (income), net	(15)	(21)
Income before income taxes	$ 19,091	$ 10,541

NOTE 9. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Effective January 1, 2008, DXP adopted authoritative guidance for financial assets and liabilities measured on a recurring basis. This authoritative guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Fair value, as defined in the authoritative guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance affects the fair value measurement of an investment with quoted market prices in an active market for identical instruments, which must be classified in one of the following categories:

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

The following presents the changes in Level 1 assets for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Three Months Ended March 31
Fair value at January 1	$ 1,679	-
Realized and unrealized gains (losses) included in other comprehensive income	(383)	-
Fair value at March 31	$1,296	-

During the fourth quarter of 2011, the Company paid $1,572,000 for an investment with quoted market prices in an active market.  At December 31, 2011, the market value of this investment was $1,679,000.  At March 31, 2012, the market value of the investment was $1,296,000.  The $383,000 decline in the market value during the three months ended March 31, 2012 was included in other comprehensive income in 2012.

NOTE 10: ACQUISITIONS

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

On December 30, 2011, DXP acquired substantially all of the assets of C.W. Rod Tool Company ("CW Rod").  DXP acquired this business to strengthen DXP's metal working offering.  DXP paid approximately $1.1 million of DXP's common stock (35,714 shares) and approximately $43 million in cash for CW Rod, which was borrowed during 2011 and 2012 under our credit facility. The $43 million of cash paid for CW Rod includes $36.7 million paid in the form of checks which did not clear our bank until 2012.  Goodwill of $10.0 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of CW Rod with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

On January 31, 2012, DXP acquired substantially all of the assets of Mid-Continent Safety ("Mid-Continent").  DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's safety products offering.  DXP paid approximately $3.8 million for Mid-Continent, which was borrowed under our existing credit facility.  Goodwill of $1.2 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Mid-Continent with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power").  DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's municipal pump products and services offering.  DXP paid approximately $1.9 million for Pump & Power which was borrowed under our existing credit facility.  Goodwill of $0.7 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Pump & Power with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2011 and 2012 in connection with the acquisitions described above (in thousands):

Cash	$ 3
Accounts Receivable, net	17,105
Inventory, net	14,283
Property and equipment	1,574
Goodwill and intangibles	37,865
Other assets	164
Assets acquired	70,994
Current liabilities assumed	(6,784)
Non-current liabilities assumed	-
Net assets acquired	64,210

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2011 and 2012, assuming the acquisition of businesses completed in 2011 and 2012 were consummated as of January 1, 2011 follows:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	In Thousands, except for per share data
Net sales	$ 253,838	$ 211,310
Net income	11,698	7,505
Per share data
Basic Earnings	$ 0.81	$ 0.52
Diluted Earnings	$ 0.77	$ 0.50

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

On April 30, 2012, DXP entered into an Arrangement Agreement with HSE Integrated Ltd. ("HSE") pursuant to which DXP agreed to acquire all of the shares of HSE for CAD $1.80 per share (approximately USD $1.82 per share), for an enterprise value of approximately CAD $84 million (approximately USD $85 million), including approximately CAD $10.9 million (approximately USD $11.0 million) of debt.  The arrangement is subject to approval by a two-thirds vote of HSE shareholders and Canadian court approval.

On May 1, 2012, DXP acquired the stock of Industrial Paramedic Services ("IPS"), a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada.

IPS is headquartered in Calgary, Alberta and operates out of three locations in Calgary, Nisku and Dawson Creek. The $24.1 million purchase price was financed with $20.6 million of borrowings under DXP's existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock.  [Sales  for the last twelve months ending March 31, 2012 were approximately $21 million..]1  Pro forma results of DXP's consolidated operations, and the revenue and earnings of IPS during 2011 and 2012 have not been presented because the acquisition was not significant in relation to DXP's consolidated financial position.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, our ability to affect our internal growth strategy, general economic and business conditions, developments in technology, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions.  This Report identifies other factors that could cause such differences. Additional factors that could cause or contribute to actual results varying materially from those discussed in the forward-looking statements are discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2012. We cannot assure you that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.  We assume no obligation and do not intend to update these forward-looking statements.. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “We” or “Our”  shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2012	%	2011	%
	(in thousands, except percentages and per share amounts)
Sales	$ 252,287	100.0	$ 183,087	100.0
Cost of sales	180,813	71.7	130,660	71.4
Gross profit	71,474	28.3	52,427	28.6
Selling, general and administrative expense	51,569	20.4	40,885	22.3
Operating income	19,905	7.9	11,542	6.3
Interest expense	(829)	(0.3)	(1,022)	(0.5)
Other income	15	-	21	-
Income before income taxes	19,091	7.6	10,541	5.8
Provision for income taxes	7,445	3.0	4,198	2.3
Net income	$ 11,646	4.6	$ 6,343	3.5
Per share amounts
Basic earnings per share	$ 0.81		$ 0.44
Diluted earnings per share	$ 0.77		$ 0.42

DXP is organized into three business segments:  Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  The Service Centers are engaged in providing maintenance, repair and operating products, equipment and services, including logistics capabilities, to industrial customers.  The Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission equipment, fastener, cutting tools, industrial supplies, safety service and safety product categories.  The IPS segment fabricates and assembles custom-made engineered pump packages.  The SCS segment manages all or part of a customer’s supply chain, including inventory.

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

SALES.  Sales for the quarter ended March 31, 2012 increased $69.2 million, or 37.8%, to approximately $252.3 million from $183.1 million for the same period in 2011. Sales by KC, acquired October 10, 2011, CW Rod, acquired December 30, 2011, Mid-Continent, acquired January 31, 2012 and Pump & Power, acquired February 29, 2012, accounted for $31.9 million of 2012 sales.  Excluding 2012 sales by businesses acquired in 2011 and 2012, sales for 2012 increased 20.4% from 2011 on a same store sales basis.  This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.

GROSS PROFIT. Gross profit as a percentage of sales decreased to 28.3% for the first quarter of 2012, compared to 28.6% for the same period in 2011.  This decrease is primarily the result of the fourth quarter of 2011 acquisition of KC, which has lower margins, and lower profit margins for sales of fasteners.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended March 31, 2012 increased by approximately $10.7 million when compared to the same period in 2011. The majority of the increase relates to $5.8 million of selling, general and administrative expense for businesses acquired in 2011 and 2012.  Excluding expenses for businesses acquired in 2011 and 2012, the increase primarily resulted from increased salaries, incentive compensation, employee benefits and travel expenses compared to 2011.  As a percentage of sales, the 2012 expense decreased to 20.4%, from 22.3% for the quarter ended March 31, 2011.

OPERATING INCOME.  Operating income for the first three months of 2012 increased 72.5% compared to the same period in 2011.  This increase in operating income is the result of gross profit increasing 36.3%, while selling, general and administrative expense increased only 26.1%.

INTEREST EXPENSE.  Interest expense for the quarter ended March 31, 2012 decreased 18.9% from the same period in 2011.  This decrease primarily resulted from lower average interest rates.  On July 25, 2011, we amended our credit facility.  This amendment significantly decreased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before July 25, 2011.

SERVICE CENTERS SEGMENT.  Sales for the Service Centers segment increased $38.0 million, or 28.9%.  Excluding 2012 Service Centers segment sales of $25.5 million by businesses acquired in 2011 and 2012, Service Centers segment sales for 2012 increased 9.5% from 2011, on a same store sales basis.  This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.  Operating income for the Service Centers segment increased 24.0%, primarily as a result of the 28.9% increase in sales.

SUPPLY CHAIN SERVICES SEGMENT.  Sales for the SCS segment increased by $8.5 million, or 24.3%, for the first quarter of 2012 compared to the first quarter of 2011.  Excluding SCS segment sales of $6.4 million by businesses acquired in 2011 and 2012, SCS segment sales for 2012 increased 5.9% from 2011, on a same store sales basis. Operating income for the SCS segment increased 58.6% primarily as a result of the 24.3% increase in sales for this segment combined with a decline in selling, general and administrative expense.

INNOVATIVE PUMPING SOLUTIONS SEGMENT.  Sales for the IPS segment increased by $22.7 million, or 136.3% for the first quarter of 2012 compared to the first quarter of 2011.  The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers.  Operating income for the IPS segment increased 188.6% as a result of the 136.3% increase in sales combined with only a 39.3% increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products, equipment and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $26.6 million of cash in operating activities during the first three months of 2012 as compared to generating $7.7 million during the first three months of 2011. This change between the two periods was primarily attributable to the $5.3 million increase in net income and the $10.6 million increase in the increase in accounts payable and accrued expenses in the 2012 period compared to the 2011 period.

During the first three months of 2012, the amount available to be borrowed under our credit agreement with our bank lender (the “Facility”) decreased from $78.2 million at December 31, 2011 to $69.5 million at March 31, 2012.  This decrease in availability primarily resulted from $42.4 million borrowed to fund acquisitions, partially offset by cash flow from operations and an increase in the amount which can be borrowed under the asset test.

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

On March 31, 2012, the LIBOR based rate of the Facility was LIBOR plus 1.25%, the prime based rate of the  Facility was prime minus 0.25% and the commitment fee was 0.15%.  At March 31, 2012, $129.5 million was borrowed under the Facility at a weighted average interest rate of approximately 1.50% under the LIBOR options.  Borrowings under the Facility are secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At March 31, 2012, we had $69.5 million available for borrowing under the Facility.

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio –The Facility requires that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter be not less than 1.50 to 1.0 with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes and Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At March 31, 2012, the Company's Fixed Charge Coverage Ratio was 12.8 to 1.00

Leverage Ratio –  The Facility requires that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.0 to 1.0 as of the last day of each quarter.  The Leverage Ratio is defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At March 31, 2012, the Company’s Leverage Ratio was 1.58 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

The following is the computation of the Leverage Ratio as of March 31, 2012 (in thousands, except for ratios):

For the Twelve Months ended March 31, 2012	Leverage Ratio

Income before taxes	$ 60,545
Interest expense	3,325
Depreciation and amortization	10,840
Stock compensation expense	1,407
Pro forma acquisition EBITDA	9,009
Reduction of closed location accrual	(214)
(A) Defined EBITDA	84,912

As of March 31, 2012
Total long-term debt	$ 133,398
Letters of credit outstanding	1,001
(B) Defined indebtedness	$ 134,399

Leverage Ratio (B)/(A)	1.58

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

Borrowings

	March 31, 2012	December 31, 2011	Increase (Decrease)
(in Thousands)
Current portion of long-term debt	$ 2,303	$ 694	$ 1,609
Long-term debt, less current portion	131,095	114,205	16,890
Total long-term debt	$ 133,398	$ 114,899	$ 18,499(2)
Amount available	$ 69,499(1)	$ 78,201(1)	$ (8,702)(3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from the increase in debt were used to fund acquisitions.
(3) The $8.7 million decrease in the amount available is primarily a result of borrowing to fund acquisitions, partially offset by cash flow from operations and an increase in the amount which can be borrowed under the asset test.

Performance Metrics

	March 31,		Increase
	2012	2011	(Decrease)
	(in Days)
Days of sales outstanding	55.3	55.9	(0.6)
Inventory turns	7.6	6.7	0.9

Accounts receivable days of sales outstanding were 55.3 days at March 31, 2012 compared to 55.9 days at March 31, 2012.  The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.  Annualized inventory turns were 7.6 at March 31, 2012 and 6.7 at March 31, 2011.  The increase in inventory turns resulted from the increase in sales.

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

Share Repurchases

During the three months ended march 31, 2012, DXP did not repurchase any shares of DXP's common stock.

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months.  DXP publicly announced the authorization that day.  Purchases may be made in open market or in privately negotiated transactions. DXP had not purchased any shares under this authorization as of March 31, 2012.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method.  Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  If at any time expected costs exceed the value of the contract, the loss is recognized immediately.  Approximately $8.3 million of revenues were recognized on contracts in process as of March 31, 2012.  The typical time span of these contracts is approximately one to two years.

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

The accrual for these claims at December 31, 2011 and March 31, 2012 was approximately $2.4 million and $2.2 million, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth quarter, or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. In the fourth quarter of 2011, in conjunction with our December 31, 2011 goodwill assessment, we adopted new accounting guidance that allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed.  As of December 31, 2011, we performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit was not less than its carrying value and therefore, did not perform a quantitative analysis.  Accordingly, the annual impairment assessment at December 31, 2011 indicated there was no impairment of goodwill.  Qualitative factors considered during our assessment included the capital markets environment, U.S. economic conditions, industrial distribution industry competition and trends, oil and gas exploration and production industry trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years' quantitative testing and other factors.  We believe the fair value of our reporting units substantially exceeds the carrying value of our reporting units.

If the annual qualitative assessment determines a quantitative assessment should be performed, we would compare the carrying value of the net assets of each reporting unit to the net present value of estimated discounted anticipated cash flows of each reporting unit, discounted  using a weighted average cost of capital rate. If the carrying value exceeds the net present value of estimated discounted anticipated cash flows, an impairment indicator would exist and an estimate of the impairment loss would be calculated. The fair value calculation would include management views and multiple assumptions and estimates, including the projected cash flows and discount rates applied.  Estimated cash flows would be primarily based on projected revenues, operating costs and capital expenditures and would be discounted based on comparable industry average rates for weighted average cost of capital.  Changes in these assumptions and estimates could result in goodwill impairment that could have materially adverse impacts our financial position or results of operations. Assets, liabilities, deferred taxes and goodwill for each reporting unit would be determined using the balance sheets maintained for each reporting unit.

Goodwill of $103.6 million was primarily recorded in connection with the 18 acquisitions completed since 2004.  Approximately $16.0 million of goodwill is included in our IPS segment.  Approximately $79.7 million of goodwill is included in the two reporting units for our Service  Centers segment which are DXP and PFI.  Approximately $7.9 million of goodwill is included in our SCS segment.

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

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles, and liabilities when allocating the purchase price of an acquisition.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at March 31, 2012, a 100 basis point change in interest rates would result in approximately a $1,295,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

3.3           Amendment No. 1 to Bylaws (incorporated by reference to Exhibit A to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 28, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.
(Registrant)
By: /s/MAC McCONNELL
           Mac McConnell
Senior Vice-President/Finance and
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)

Dated:  May _, 2012