Form 10-Q/A
period 2012-03-31
DXP ENTERPRISES INC
filed 2012-05-11
CIK 1020710

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on form 10-Q is solely for the purpose of including the date for the signature on page 20 and Exhibits 31.1, 31.2, 32.1 and 32.2.  The dates were left blank on the Quarterly Report on Form 10-Q filed on May 9, 2012.  This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

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

Dated:  May 11, 2012