Form 10-Q
period 2012-08-09
DXP ENTERPRISES INC
filed 2012-08-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Large accelerated filer [  ]                                                                                                           Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of August 8, 2012:  14,168,086.

PART I:  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC., AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash	$ 6,591	$ 1,507
Trade accounts receivable, net of allowances for doubtful accounts
of $6,879 in 2012 and $6,202 in 2011	157,781	137,024
Inventories, net	99,389	93,901
Prepaid expenses and other current assets	3,279	2,230
Deferred income taxes	5,219	4,539
Total current assets	272,259	239,201
Property and equipment, net	27,972	16,911
Goodwill	119,844	101,764
Other intangibles, net of accumulated amortization of $30,965 in 2012 and $26,175 in 2011	55,766	43,194
Non-current deferred income taxes	-	1,588
Other assets	2,372	2,680
Total assets	$ 478,213	$ 405,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 3,127	$ 694
Trade accounts payable	75,521	62,123
Outstanding checks related to acquisition	-	36,697
Accrued wages and benefits	13,084	12,713
Customer advances	8,507	3,767
Federal income taxes payable	986	2,409
Other accrued liabilities	12,956	16,055
Total current liabilities	114,181	134,458
Long-term debt, less current portion	178,154	114,205
Non-current deferred income taxes	4,190	-
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2012); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2012); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,234,210 in 2012 and 14,183,391 in 2011 shares issued	142	141
Paid-in capital	77,223	75,204
Retained earnings	106,473	82,695
Accumulated other comprehensive (loss) income	(334)	64
Treasury stock, at cost (75,471 shares at June 30, 2012 and 65,171 shares at December 31, 2011)	(1,832)	(1,445)
Total shareholders’ equity	181,688	156,675
Total liabilities and shareholders’ equity	$ 478,213	$ 405,338
See notes to unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 261,894	$ 197,675	$ 514,181	$ 380,762
Cost of sales	185,265	140,410	366,078	271,070
Gross profit	76,629	57,265	148,103	109,692
Selling, general and administrative expense	55,782	43,634	107,351	84,519
Operating income	20,847	13,631	40,752	25,173
Other income	(3)	15	12	36
Interest expense	(762)	(1,023)	(1,591)	(2,045)
Income before income taxes	20,082	12,623	39,173	23,164
Provision for income taxes	7,905	5,013	15,350	9,211
Net income	12,177	7,610	23,823	13,953
Preferred stock dividend	(22)	(22)	(45)	(45)
Net income attributable to common shareholders	$ 12,155	$ 7,588	$ 23,778	$ 13,908

Net income	$ 12,177	$ 7,610	$ 23,823	$ 13,953
Loss on long-term investment, net of income taxes	(52)	-	(281)	-
Loss on foreign currency valuation, net of income taxes	(117)	-	(117)	-
Comprehensive income	$ 12,008	$ 7,610	$ 23,425	$ 13,953

Basic income per share	$ 0.84	$ 0.53	$ 1.66	$ 0.97
Weighted average common shares outstanding	14,392	14,327	14,360	14,303
Diluted income per share	$ 0.80	$ 0.50	$ 1.57	$ 0.92
Weighted average common and common equivalent shares outstanding	15,232	15,167	15,200	15,143
See notes to unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30
	2012	2011
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net income	$ 23,823	$ 13,953
Adjustments to reconcile net income to net cash provided
by operating activities – net of acquisitions and divestitures
Depreciation	2,019	1,732
Amortization of intangibles	4,790	3,210
Compensation expense for restricted stock	954	601
Tax benefit related to vesting of restricted stock	(248)	(97)
Deferred income taxes	(298)	1,908
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(10,954)	(14,944)
Inventories	(3,387)	(1,775)
Prepaid expenses and other current assets	(468)	(1,479)
Accounts payable and accrued expenses	8,677	13,161
Net cash (used in) provided by operating activities	24,908	16,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,981)	(2,631)
Purchase of businesses, net of cash acquired	(73,485)	-
Net cash used in investing activities	(83,466)	(2,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	101,178	104,135
Principal payments on revolving line of credit and other long-term debt	(37,352)	(117,456)
Dividends paid in cash	(45)	(45)
Purchase of treasury stock	(387)	-
Tax benefit related to vesting of restricted stock	248	97
Net cash provided by (used) in financing activities	63,642	(13,269)
INCREASE IN CASH	5,084	370
CASH AT BEGINNING OF PERIOD	1,507	770
CASH AT END OF PERIOD	$ 6,591	$ 1,140

Purchase of businesses in 2012 include $36.7 million which represented outstanding checks at December 31, 2011, related to an acquisition in 2011.

See notes to unaudited condensed consolidated financial statements.

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

NOTE 4: STOCK-BASED COMPENSATION

Restricted Stock.

Under the restricted stock plan approved by our shareholders in July 2005 (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock.  The shares of restricted stock granted to employees and that are outstanding as of June 30, 2012 vest in accordance with one of the following vesting schedules:  100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date.  The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date.  The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2012:

Number of shares authorized for grants	800,000
Number of shares granted	(648,450)
Number of shares forfeited	64,947
Number of shares available for future grants	216,497
Weighted-average grant price of granted shares	$18.35

Changes in restricted stock for the six months ended June 30, 2012 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2011	228,592	$21.10
Granted	36,496	$37.78
Forfeited	4,209	$21.06
Vested	30,690	$17.64
Non-vested at June 30, 2012	230,189	$24.21

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2012 and 2011 was $954,000 and $601,000, respectively.  Unrecognized compensation expense under the Restricted Stock Plan was $4,477,000 and $4,051,000 at June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 30 months.

NOTE 5: INVENTORY

The carrying values of inventories are as follows (in thousands):

	June 30, 2012	December 31, 2011

Finished goods	$106,263	$ 102,645
Work in process	7,253	5,246
Obsolescence reserve	(14,127)	(13,990)
Inventories	$ 99,389	$ 93,901

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2012 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of December 31, 2011	$ 144,958	$ 101,764	$ 43,194
Acquired during the year	35,442	18,130	17,312
Adjustments to prior year estimates	-	(50)	50
Amortization	(4,790)	-	(4,790)
Balance as of June 30, 2012	$ 175,610	$ 119,844	$ 55,766

A summary of amortizable other intangible assets follows (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Vendor agreements	$ 2,496	$ (1,018)	$ 2,496	$ (956)
Customer relationships	81,022	(28,078)	64,262	(23,508)
Non-compete agreements	3,213	(1,869)	2,611	(1,711)
Total	$ 86,731	$ (30,965)	$ 69,369	$ (26,175)

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.

NOTE 7. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Basic:
Weighted average shares outstanding	14,392,145	14,327,266	14,360,246	14,303,209
Net income	$ 12,177,000	$ 7,610,000	$ 23,823,000	$ 13,953,000
Convertible preferred stock dividend	(22,000)	(22,000)	(45,000)	(45,000)
Net income attributable to common shareholders	$ 12,155,000	$ 7,588,000	$ 23,778,000	$ 13,908,000
Per share amount	$ 0.84	$ 0.53	$ 1.66	$ 0.97

Diluted:
Weighted average shares outstanding	14,392,145	14,327,266	14,360,246	14,303,209
Assumed conversion of convertible preferred stock	840,000	840,000	840,000	840,000
Total	15,232,145	15,167,266	15,200,246	15,143,209
Net income attributable to common shareholders	$ 12,155,000	$ 7,588,000	$ 23,778,000	$ 13,908,000
Convertible preferred stock dividend	22,000	22,000	45,000	45,000
Net income for diluted earnings per share	$ 12,177,000	$ 7,610,000	$ 23,823,000	$ 13,953,000
Per share amount	$ 0.80	$ 0.50	$ 1.57	$ 0.92

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

Financial information relating the Company’s segments is as follows (in thousands):

	Three Months ended June 30,				Six Months ended June 30,
	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2012
Sales	$ 184,106	$ 35,177	$ 42,611	$ 261,894	$359,178	$74,612	$80,391	$514,181
Operating income for reportable segments	22,491	6,939	3,902	33,332	41,045	15,187	6,719	62,951
2011
Sales	$ 139,503	$ 21,814	$ 36,358	$ 197,675	$271,054	$38,499	$71,209	$380,762
Operating income for reportable segments	17,340	3,085	2,136	22,561	32,121	5,943	4,050	42,114

A reconciliation of operating income for reportable segments to the consolidated income before taxes is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating income for reportable segments	$ 33,332	$ 22,561	$ 62,951	$ 42,114
Adjustment for:
Amortization of intangibles	2,556	1,604	4,790	3,210
Corporate and other expense, net	9,929	7,326	17,409	13,731
Total operating income	20,847	13,631	40,752	25,173
Interest expense, net	762	1,023	1,591	2,045
Other expense (income), net	3	(15)	(12)	(36)
Income before income taxes	$ 20,082	$ 12,623	$ 39,173	$ 23,164

NOTE 9. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Authoritative guidance for financial assets and liabilities measured on a recurring basis applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Fair value, as defined in the authoritative guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance affects the fair value measurement of an investment with quoted market prices in an active market for identical instruments, which must be classified in one of the following categories:

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

The following presents the changes in Level 1 assets for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Six Months Ended June 30
Fair value at January 1	$ 1,679	-
Investment during period	105	-
Realized and unrealized gains (losses) included in other comprehensive income	(468)	-
Fair value at June 30	$ 1,316	-

During the fourth quarter of 2011, the Company paid $1,572,000 for an investment with quoted market prices in an active market.  At December 31, 2011, the market value of this investment was $1,679,000.  During 2012, the Company paid $105,000 for additional shares of this investment.  At June 30, 2012, the market value of the investment was $1,316,000.  The $468,000 decline in the market value during the six months ended June 30, 2012 was included in other comprehensive income in 2012.

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

On January 31, 2012, DXP acquired substantially all of the assets of Mid-Continent Safety ("Mid-Continent").  DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's safety products offering.  DXP paid approximately $3.8 million for Mid-Continent, which was borrowed under our existing credit facility.  Goodwill of $1.2 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Mid-Continent with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.  All of the goodwill will be included in the Service Centers segment.

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power").  DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's municipal pump products and services offering.  DXP paid approximately $1.9 million for Pump & Power which was borrowed under our existing credit facility.  Goodwill of $0.7 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Pump & Power with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.   All of the goodwill will be included in the Service Centers segment.

On May 1, 2012, DXP acquired the stock of Industrial Paramedic Services ("IPS"), a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada.  DXP acquired this business to expand DXP's geographic presence into Canada and to expand our safety services offering.  IPS is headquartered in Calgary, Alberta and operates out of three locations in Calgary, Nisku and Dawson Creek. The $24.1 million purchase price was financed with $20.6 million of borrowings under DXP's existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock.  DXP has not completed appraisals of intangibles or property and equipment for IPS.  DXP has made preliminary estimates for purposes of this disclosure.  Estimated goodwill of $11.9 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of IPS with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.  None of  the estimated goodwill is expected to be tax deductible.  All of the goodwill will be included in the Service Centers segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2011 and 2012 in connection with the acquisitions described above and two small acquisitions completed in the second quarter of 2012 (in thousands):

Cash	$ 696
Accounts Receivable, net	25,498
Inventory, net	15,856
Property and equipment	4,485
Goodwill and intangibles	68,793
Other assets	456
Assets acquired	115,784
Current liabilities assumed	(9,594)
Non-current liabilities assumed	(5,142)
Net assets acquired	$101,048

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2011 and 2012, assuming the acquisition of businesses completed in 2011 and 2012 were consummated as of January 1, 2011 follows (unaudited, in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$ 264,177	$ 237,251	$ 527,290	$ 457,836
Net income	12,139	9,575	24,317	17,515
Per share data
Basic earnings	$0.84	$0.67	$1.69	$1.22
Diluted earnings	$0.80	$0.63	$1.60	$1.15

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

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. ("HSE").  Through its wholly-owned subsidiary, DXP Canada Enterprises Ltd., DXP acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement").  Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held.  The total transaction value is approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs.  The purchase price was financed with borrowings under DXP’s new $325 million credit facility.  DXP acquired HSE to expand our industrial health and safety services offering.

On July 11, 2012 DXP entered into a credit facility (the "Facility") with Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders.  The Facility consists of a $100 million term loan and a revolving credit facility that provides a $225 million line of credit to the Company.  This Facility replaces the Company's prior credit facility, which was last amended on December 30, 2011 and consisted of a $200 million revolving credit facility.

The new facility expires on July 11, 2017.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end.  Approximately $0.7 million of debt issuance costs associated with the prior credit facility will be expensed in the third quarter of 2012.

DXP has not completed appraisals of intangibles or property and equipment for HSE.  DXP has made preliminary estimates for purposes of this disclosure.  The estimate of goodwill for this acquisition is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of HSE with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.  None of the estimated $17 million of goodwill is expected to be tax deductible.  All of the goodwill and operations of HSE are expected to be included in the Service Centers segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition of HSE (in millions):

Cash	$ 11
Accounts Receivable, net	24
Inventory, net	-
Property and equipment	33
Goodwill and intangibles	47
Other assets	2
Assets acquired	117
Current liabilities assumed	(14)
Non-current liabilities assumed	(18)
Net assets acquired	$ 85

The preliminary estimated pro forma unaudited results of operations for the Company on a consolidated basis for the three months and six months ended June 30, 2011 and 2012, assuming the acquisition of HSE was consummated as of January 1, 2011 follows (unaudited, in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$290,481	$223,399	$570,872	$431,296
Net income	12,696	7,654	25,588	13,493
Per share data
Basic earnings	$0.88	$0.53	$1.78	$0.94
Diluted earnings	$0.83	$0.50	$1.68	$0.89

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	%	2011	%	2012	%	2011	%
Sales	$261,894	100.0	$197,675	100.0	$514,181	100.0	$380,762	100.0
Cost of sales	185,265	70.7	140,410	71.0	366,078	71.2	271,070	71.2
Gross profit	76,629	29.3	57,265	29.0	148,103	28.8	109,692	28.8
Selling, general and administrative expense	55,782	21.3	43,634	22.1	107,351	20.9	84,519	22.2
Operating income	20,847	8.0	13,631	6.9	40,752	7.9	25,173	6.6
Interest expense	(762)	(0.3)	(1,023)	(0.5)	(1,591)	(0.3)	(2,045)	(0.5)
Other income	(3)	-	15	-	12	-	36	-
Income before income taxes	20,082	7.7	12,623	6.4	39,173	7.6	23,164	6.1
Provision for income taxes	7,905	3.0	5,013	2.5	15,350	3.0	9,211	2.4
Net income	$ 12,177	4.7	$ 7,610	3.9	$ 23,823	4.6	$ 13,953	3.7
Per share amounts
Basic earnings per share	$ 0.84		$ 0.53		$ 1.66		$ 0.97
Diluted earnings per share	$ 0.80		$ 0.50		$ 1.57		$ 0.92

DXP is organized into three business segments:  Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”).  The Service Centers are engaged in providing maintenance, repair and operating products, equipment and services, including logistics capabilities, to industrial customers.  The Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission equipment, metal working, hose, industrial supplies, safety service and safety product categories.  The IPS segment fabricates and assembles custom-made engineered pump packages.  The SCS segment manages all or part of a customer’s supply chain, including warehouse and inventory management.

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

SALES.  Sales for the quarter ended June 30, 2012 increased $64.2 million, or 32.5%, to approximately $261.9 million from $197.7 million for the same period in 2011. Sales by businesses acquired since June 30, 2011 accounted for $39.0 million of 2012 sales.  Excluding 2012 sales by businesses acquired in 2011 and 2012, sales for 2012 increased 12.8% from 2011, on a same store sales basis.  This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.

GROSS PROFIT. Gross profit as a percentage of sales increased to 29.3% for the second quarter of 2012, compared to 29.0% for the same period in 2011.  This increase is primarily the result of the increased gross margins in our IPS and SCS segments.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the quarter ended June 30, 2012 increased by approximately $12.1 million when compared to the same period in 2011. The majority of the increase relates to $8.7 million of selling, general and administrative expense associated with businesses acquired in 2011 and 2012.  Excluding expenses for businesses acquired in 2011 and 2012, the increase primarily resulted from increased salaries, incentive compensation, employee benefits, professional fees and travel expenses compared to 2011.  As a percentage of sales, the 2012 expense decreased to 21.3%, from 22.1% for the quarter ended June 30, 2011.

OPERATING INCOME.  Operating income for the second quarter of 2012 increased 52.9% compared to the same period in 2011.  This increase in operating income is the result of gross profit increasing 33.8%, while selling, general and administrative expense increased only 27.8%.

INTEREST EXPENSE.  Interest expense for the quarter ended June 30, 2012 decreased 25.5% from the same period in 2011.  This decrease primarily resulted from lower average interest rates.  On July 25, 2011, we amended our credit facility.  This amendment significantly decreased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before July 25, 2011.

SERVICE CENTERS SEGMENT.  Sales for the Service Centers segment increased $44.6 million, or 32.0%.  Excluding 2012 Service Centers segment sales of $34.5 million by businesses acquired in 2011 and 2012, Service Centers segment sales for the second quarter of 2012 increased 7.2% from 2011, on a same store sales basis.  This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.  Operating income for the Service Centers segment increased 29.7%, primarily as a result of the 32.0% increase in sales.

SUPPLY CHAIN SERVICES SEGMENT.  Sales for the SCS segment increased by $6.2 million, or 17.2%, for the second quarter of 2012 compared to the second quarter of 2011.  Excluding SCS segment sales of $4.4 million by businesses acquired in 2011 and 2012, SCS segment sales for the second quarter of 2012 increased 5.0% from 2011, on a same store sales basis. Operating income for the SCS segment increased 82.7% primarily as a result of the 22.7% increase in gross profit for this segment combined with a decline in selling, general and administrative expense.

INNOVATIVE PUMPING SOLUTIONS SEGMENT.  Sales for the IPS segment increased by $13.4 million, or 61.3% for the second quarter of 2012 compared to the second quarter of 2011.  The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers.  Operating income for the IPS segment increased 124.9% as a result of the 61.3% increase in sales combined with only a 49.0% increase in selling, general and administrative expenses.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

SALES.  Sales for the six months ended June 30, 2012 increased $133.4 million, or 35.0%, to approximately $514.2 million from $380.8 million for the same period in 2011. Sales by businesses acquired since June 30, 2011, accounted for $70.8 million of 2012 sales.  Excluding 2012 sales by businesses acquired in 2011 and 2012, sales for 2012 increased 16.4% from 2011 on a same store sales basis.  This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.

GROSS PROFIT. Gross profit as a percentage of sales was 28.8% for the first six months of 2012 and 2011.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the six months ended June 30, 2012 increased by approximately $22.8 million when compared to the same period in 2011. The majority of the increase relates to $14.4 million of selling, general and administrative expense associated with businesses acquired in 2011 and 2012.  Excluding expenses for businesses acquired in 2011 and 2012, the increase primarily resulted from increased salaries, incentive compensation, employee benefits and travel expenses compared to 2011.  As a percentage of sales, the 2012 expense decreased to 20.9%, from 22.2% for the six months ended June 30, 2011.

OPERATING INCOME.  Operating income for the first six months of 2012 increased 61.9% compared to the same period in 2011.  This increase in operating income is the result of gross profit increasing 35.0%, while selling, general and administrative expense increased only 27.0%.

INTEREST EXPENSE.  Interest expense for the six months ended June 30, 2012 decreased 22.2% from the same period in 2011.  This decrease primarily resulted from lower average interest rates.  On July 25, 2011, we amended our credit facility.  This amendment significantly decreased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before July 25, 2011.

SERVICE CENTERS SEGMENT.  Sales for the Service Centers segment increased $88.1 million, or 32.5%.  Excluding 2012 Service Centers segment sales of $63.8 million by businesses acquired in 2011 and 2012, Service Centers segment sales for the first six months of 2012 increased 9.0% from 2011, on a same store sales basis.  This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.  Operating income for the Service Centers segment increased 27.8%, primarily as a result of the 29.8% increase in gross profit.

SUPPLY CHAIN SERVICES SEGMENT.  Sales for the SCS segment increased by $9.2 million, or 12.9%, for the first six months of 2012 compared to the first six months of 2011.  Excluding SCS segment sales of $7.1 million by businesses acquired in 2011 and 2012, SCS segment sales for 2012 increased 3.0% from 2011, on a same store sales basis. Operating income for the SCS segment increased 65.9% primarily as a result of the 12.9% increase in sales for this segment combined with a decline in selling, general and administrative expense.

INNOVATIVE PUMPING SOLUTIONS SEGMENT.  Sales for the IPS segment increased by $36.1 million, or 93.8% for the first six months of 2012 compared to the first six months of 2011.  The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers.  Operating income for the IPS segment increased 155.5% as a result of the 93.8% increase in sales combined with only a 44.6% increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products, equipment and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology, safety, transportation and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

We generated $24.9 million of cash in operating activities during the first six months of 2012 as compared to generating $16.3 million during the first six months of 2011. This change between the two periods was primarily attributable to the $9.9 million increase in net income.

During the first six months of 2012, the amount available to be borrowed under our credit agreement with our bank lender (the “Facility”) decreased from $78.2 million at December 31, 2011 to $24.6 million at June 30, 2012.  This decrease in availability primarily resulted from $73.5 million borrowed to fund acquisitions, partially offset by cash flow from operations.

On August 28, 2008, DXP entered into a credit agreement with Wells Fargo Bank, National Association, as lead arranger and administrative agent for the lenders (the “Facility").  The Facility was amended on March 15, 2010.   The March 15, 2010 amendment to the Facility significantly increased the interest rates and commitment fees applicable at various leverage ratios from levels in effect before March 15, 2010. Effective July 25, 2011 DXP entered into a Second Amendment to the Credit Facility with Wells Fargo Bank, National Association.  The Second Amendment reduced interest rates; deleted the Senior Leverage Ratio; increased the maximum leverage ratio to not greater than 4.00 to 1.00 as of the last day of each quarter; allows DXP to purchase, redeem and retire equity for aggregate consideration not exceeding $5.0 million; and modified covenants to increase DXP's ability to complete future acquisitions.  The term loan was repaid using funds from the $150 million line of credit.  Effective December 30, 2011 DXP entered into a Third Amendment to the Facility. The Third Amendment increased the maximum amount of the Facility from $150 million to $200 million.  The Facility provided the option of interest at LIBOR plus a margin ranging from 1.25% to 2.75%, or prime plus a margin of minus 0.25% to 1.25%.  Commitment fees of 0.15% to 0.40% per annum were payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time.  The Facility was scheduled to expire on July 25, 2016.   The Facility consisted of a revolving credit facility that provided a $200 million line of credit to the Company. The Facility contained financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance was assessed as of each quarter end and certain month ends for the asset test.  The asset test was defined under the Facility as the sum of 90% of the Company’s net accounts receivable, 65% of net inventory, and 50% of the net book value of non real estate property and equipment. The Company’s borrowing and letter of credit capacity under the revolving credit portion of the Facility at any given time was $200 million less borrowings under the revolving credit portion of the facility and letters of credit outstanding, subject to the asset test described above.

On June 30, 2012, the LIBOR based rate of the Facility was LIBOR plus 1.25%, the prime based rate of the  Facility was prime minus 0.25% and the commitment fee was 0.15%.  At June 30, 2012, $175 million was borrowed under the Facility at a weighted average interest rate of approximately 1.50% under the LIBOR options.  Borrowings under the Facility were secured by all of the Company’s accounts receivable, inventory, general intangibles and non real estate property and equipment.  At June 30, 2012, $24.6 million was available for borrowing under the Facility.

The Facility’s principal financial covenants included:

Fixed Charge Coverage Ratio –The Facility required that the Fixed Charge Coverage Ratio for the 12 month period ending on the last day of each quarter be not less than 1.50 to 1.0 with “Fixed Charge Coverage Ratio” defined as the ratio of (a) EBITDA for the 12 months ending on such date minus cash taxes and Capital Expenditures for such period (excluding acquisitions) to (b) the aggregate of interest expense paid in cash, scheduled principal payments in respect of long-term debt and current portion of capital leases for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At June 30, 2012, the Company's Fixed Charge Coverage Ratio was 9.6 to 1.00

Leverage Ratio –  The Facility required that the Company’s Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.0 to 1.0 as of the last day of each quarter.  The Leverage Ratio was defined as the outstanding Indebtedness divided by EBITDA for the 12 months then ended.  At June 30, 2012, the Company’s Leverage Ratio was 1.91 to 1.00.  Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to senior bank debt, senior notes and subordinated debt; (b) capital leases; (c) issued and outstanding letters of credit; and (d) contingent obligations for funded indebtedness.

The following is the computation of the Leverage Ratio as of June 30, 2012 (in thousands, except for ratios):

For the Twelve Months ended June 30, 2012	Leverage Ratio

Income before taxes	$ 68,004
Interest expense	3,064
Depreciation and amortization	11,949
Stock compensation expense	1,608
Pro forma acquisition EBITDA	10,894
Reduction of closed location accrual	(232)
(A) Defined EBITDA	95,287

As of June 30, 2012
Total long-term debt	$181,281
Letters of credit outstanding	431
(B) Defined indebtedness	$181,712

Leverage Ratio (B)/(A)	1.91

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

On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders.  The new facility consists of a $100 million term loan and a revolving credit facility that provides a $225 million line of credit to the Company.  This new facility replaced the Company's prior credit facility, which was last amended on December 30, 2011 and consisted of a $200 million revolving credit facility.  The pricing grid for the new facility is almost the same as the prior facility. The primary differences are the rates for the $100 million term loan component are 25 basis points higher than the non-term loan borrowings and the unused line fees will be 5 basis points higher than the old agreement.  Because the leverage ratio is higher after completion of the HSE acquisition, interest rates are expected to be 50 to 75 basis points higher than in effect at June 30, 2012

The new facility expires on July 11, 2017.  The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end.  Approximately $0.7 million of debt issuance costs associated with the prior credit facility will be expensed in the third quarter of 2012.

Borrowings

	June 30, 2012	December 31, 2011	Increase (Decrease)
	(in Thousands)
Current portion of long-term debt	$ 3,127	$ 694	$ 2,433
Long-term debt, less current portion	178,154	114,205	63,949
Total long-term debt	181,281	$ 114,899	$ 66,382(2)
Amount available	$ 24,569(1)	$ 78,201(1)	$ (53,632) (3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from the increase in debt were used to fund acquisitions.
(3) The $53.6 million decrease in the amount available is primarily a result of borrowing to fund acquisitions, partially offset by cash flow from operations.

Performance Metrics

	June 30,		Increase
	2012	2011	(Decrease)
	(in Days)
Days of sales outstanding	55.9	56.8	(0.9)
Inventory turns	7.5	7.0	0.5

Accounts receivable days of sales outstanding were 55.9 days at June 30, 2012 compared to 56.8 days at June 30, 2011.  The decrease resulted primarily from a change in customer mix which resulted in faster collection of accounts receivable.  Annualized inventory turns were 7.5 at June 30, 2012 and 7.0 at June 30, 2011.  The increase in inventory turns resulted from the increase in sales.

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

Share Repurchases

During the six months ended June 30, 2012, DXP repurchased 10,300 shares of DXP's common stock.

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months.  DXP publicly announced the authorization that day.  Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 10,300 shares under this authorization as of June 30, 2012.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method.  Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  If at any time expected costs exceed the value of the contract, the loss is recognized immediately.  Approximately $12.6 million of revenues were recognized on contracts in process as of June 30, 2012.  The typical time span of these contracts is approximately one to two years.

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

The accrual for these claims at December 31, 2011 and June 30, 2012 was approximately $2.4 million and $2.9 million, respectively.

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

Goodwill of $119.8 million was primarily recorded in connection with the 22 acquisitions completed since 2004.  Approximately $16.0 million of goodwill is included in our IPS segment.  Approximately $95.9 million of goodwill is included in the two reporting units for our Service  Centers segment which are DXP and PFI.  Approximately $7.9 million of goodwill is included in our SCS segment.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates.  Our exposure to interest rate risk relates primarily to our debt portfolio.  Using floating interest rate debt outstanding at June 30, 2012, a 100 basis point change in interest rates would result in approximately a $1,750,000 change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2012, DXP issued 19,685 unregistered shares of DXP Common Stock in connection with the acquisition of Industrial Paramedic Services.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012
May 1, 2012 - May 30, 2012
June 1, 2012 - June 30, 2012	10,300	$37.53	10,300	189,700
Total	10,300	$37.53	10,300	189,700
On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months.  DXP publicly announced the authorization that day.  Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 10,300 shares under this authorization as of June 30, 2012.

ITEM 6. EXHIBITS

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with Commission on August 20, 1998).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit A to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 28, 2011).

10.1	Amendment One to David Little Equity Incentive Program (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 11, 2012).

10.2
Arrangement Agreement, dated as of April 30, 2012, whereby DXP Enterprises, Inc. agreed to acquire all of the shares of HSE Integrated Ltd., (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 1, 2012).

10.3
Schedule A to the Arrangement Agreement dated April 30, 2012 between HSE Integrated Ltd., DXP Canada Enterprises Ltd. and DXP Enterprises, Inc., Plan of Arrangement Under Section 193 of the Business Corporations Act (Alberta) (amended as of and effective June 28, 2012) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on July 13, 2012).

10.4
Credit Agreement by and among DXP Enterprises, Inc., as US Borrower, DXP Canada Enterprises Ltd., as Canadian Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the Lenders, dated as of July 11, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on July 13, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files (to be filed by amendment)

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

Dated:  August 9, 2012