Form 10-Q/A
period 2012-06-30
DXP ENTERPRISES INC
filed 2012-09-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

Large accelerated filer [  ]       Accelerated filer [X]
Non-accelerated filer   [  ]       Smaller reporting company [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Number of shares of registrant’s Common Stock outstanding as of August 8, 2012:  14,168,086.

EXPLANATORY NOTE

DXP Enterprises, Inc. is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on August 9, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101.  The Interactive Data File was omitted from the Form 10-Q as originally filed as allowed by the SEC in accordance with the 30 day grace period

ITEM 6. EXHIBITS

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from DXP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) detail tagging: (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012, (ii) Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Previously furnished

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

Dated:  September 7, 2012