Form 10-Q
period 2012-11-07
DXP ENTERPRISES INC
filed 2012-11-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Number of shares of registrant’s Common Stock outstanding as of November 7, 2012: 14,180,792.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$ 12,180	$ 1,507
Trade accounts receivable, net of allowances for doubtful accounts
of $7,615 in 2012 and $6,202 in 2011	188,698	137,024
Inventories, net	98,969	93,901
Prepaid expenses and other current assets	2,106	2,230
Deferred income taxes	6,252	4,539
Total current assets	308,205	239,201
Property and equipment, net	52,867	16,911
Goodwill	141,927	101,764
Other intangible assets, net of accumulated amortization of $34,439 in 2012 and $26,175 in 2011	76,184	43,194
Non-current deferred income taxes	-	1,588
Other long-term assets	5,331	2,680
Total assets	$ 584,514	$ 405,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 18,098	$ 694
Trade accounts payable	73,496	62,123
Outstanding checks related to acquisition	-	36,697
Accrued wages and benefits	15,196	12,713
Federal income taxes payable	3,387	2,409
Customer advances	9,232	3,767
Other current liabilities	11,895	16,055
Total current liabilities	131,304	134,458
Long-term debt, less current maturities	240,933	114,205
Non-current deferred income taxes	15,901	-
Stockholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($122 at September 30, 2012); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2012); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,168,792 in 2012 and 14,118,220 in 2011 shares issued	143	141
Additional paid-in capital	78,025	75,204
Retained earnings	119,542	82,695
Accumulated other comprehensive income	1,141	64
Treasury stock, at cost (91,471 shares at September 30, 2012 and 65,171 shares at December 31, 2011)	(2,491)	(1,445)
Total stockholders’ equity	196,376	156,675
Total liabilities and stockholders’ equity	$ 584,514	$ 405,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$ 289,923	$ 207,855	$ 804,104	$ 588,617
Cost of sales	206,414	148,384	572,492	419,454
Gross profit	83,509	59,471	231,612	169,163
Selling, general and administrative expense	58,995	45,035	166,346	129,554
Operating income	24,514	14,436	65,266	39,609
Other expense (income)	(21)	(4)	(33)	(40)
Interest expense	2,287	760	3,878	2,805
Income before income taxes	22,248	13,680	61,421	36,844
Provision for income taxes	9,156	5,406	24,506	14,617
Net income	13,092	8,274	36,915	22,227
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 13,069	$ 8,251	$ 36,847	$ 22,159

Net income	$ 13,092	$ 8,274	$ 36,915	$ 22,227
Loss on long-term investment, net of income taxes	(5)	-	(286)	-
Cumulative translation adjustment	1,480	-	1,363	-
Comprehensive income	$ 14,567	$ 8,274	$ 37,992	$ 22,227

Basic earnings per share	$ 0.91	$ 0.58	$ 2.56	$ 1.55
Weighted average common shares outstanding	14,411	14,315	14,375	14,307
Diluted earnings per share	$ 0.86	$ 0.55	$ 2.43	$ 1.47
Weighted average common shares and common equivalent shares outstanding	15,251	15,155	15,215	15,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 36,915	$ 22,227
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,844	2,715
Amortization of intangible assets	8,264	4,805
Write-off of debt issuance costs	654	-
Compensation expense for restricted stock	1,491	928
Tax benefit related to vesting of restricted stock	(512)	(194)
Deferred income taxes	1,974	2,259
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(16,539)	(21,466)
Inventories	(2,789)	(3,225)
Prepaid expenses and other assets	(1,788)	(1,314)
Accounts payable and accrued expenses	(11,251)	11,659
Net cash provided by operating activities	21,263	18,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,076)	(3,476)
Acquisitions of businesses, net of cash acquired	(137,847)	-
Net cash used in investing activities	(150,923)	(3,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	343,031	147,695
Principal payments on revolving line of credit and other long-term debt	(202,464)	(160,650)
Dividends paid	(68)	(68)
Purchase of treasury stock	(1,046)	(1,174)
Tax benefit related to vesting of restricted stock	512	194
Net cash provided by (used in) financing activities	139,965	(14,003)
EFFECT OF FOREIGN CURRENCY ON CASH	368	-
INCREASE IN CASH AND CASH	10,673	915
CASH AT BEGINNING OF PERIOD	1,507	770
CASH AT END OF PERIOD	$ 12,180	$ 1,685

Acquisitions of businesses in 2012 include $36.7 million which represented outstanding checks at December 31, 2011, related to an acquisition that occurred in 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating products (MROP), equipment and service to industrial customers. The Company is organized into three segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 10 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. DXP Enterprises, Inc. (together with its subsidiaries, the “Company” or “DXP”) believes that the presentations and disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

The financial information of the Company for the three and nine months ended September 30, 2012 and 2011 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods presented have been included therein. The results of operations for the interim periods presented are not necessarily indicative of the results of operations that might be expected for the full year.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Generally accepted accounting principles in the U.S. (“USGAAP”) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. USGAAP prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

See Note 4 for further information regarding the Company’s financial instruments.

Cash and Cash Equivalents

The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of 90 days or less at time of purchase.

Trade Accounts Receivable

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

Property and Equipment

Property and equipment are carried on the basis of cost. Expenditures for major additions and betterments are capitalized. Depreciation of property and equipment is computed using the straight-line method. Maintenance and repairs of depreciable assets are charged against earnings as incurred. Additions and improvements are capitalized. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

The principal estimated useful lives used in determining depreciation are as follows:

Buildings	20-39 years
Building improvements	10-20 years
Furniture, fixtures and equipment	3-10 years
Leasehold improvements	Shorter of estimated useful life or related lease term

Goodwill and Other Intangible Assets

Assets acquired and liabilities assumed in a business acquisition are recorded at fair value on the date of the acquisition. Purchase consideration in excess of the aggregate fair value of acquired net assets is allocated to identifiable intangible assets, to the extent of their fair value, and any remaining excess purchase consideration is allocated to goodwill. The total amount of goodwill arising from an acquisition may be assigned to one or more reporting units when other reporting units are expected to benefit from synergies of the combination. The method of assigning goodwill to reporting units shall be reasonable and supportable and applied in a consistent manner and may involve estimates and assumptions.

Impairment of Goodwill and Other Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable.. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Cost of Sales and Selling, General and Administrative Expense

Cost of sales includes product and product related costs, inbound freight charges, internal transfer costs and depreciation. Selling, general and administrative expense includes purchasing and receiving costs, inspection costs, warehousing costs, depreciation and amortization. DXP's gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales and others like DXP exclude a portion of these costs from gross margin, including the costs in a line item, such as selling, general and administrative expense.

Shipping and Handling Costs

The Company classifies shipping and handling charges billed to customers as sales. Shipping and handling charges paid to others are classified as a component of cost of sales.

Stock-Based Compensation

The Company uses restricted stock for share-based compensation programs. The Company measures compensation cost with respect to equity instruments granted as share-based payments to employees based upon the estimated fair value of the equity instruments at the date of the grant. The cost as measured is recognized as expense over the period which an employee is required to provide services in exchange for the award.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2007. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the fair value measurement guidance and disclosure requirements. The new requirements were effective for the first interim or annual period beginning after December 15, 2011 and were to be applied prospectively. DXP adopted the new requirements in the first quarter of 2012; however, the adoption of this guidance did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

NOTE 4 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

Level 1 Inputs

Level 1 inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

Level 2 inputs are other than quoted prices that are observable for an asset or liability. These inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs

Level 3 inputs are unobservable inputs for the asset or liability which require the Company’s own assumptions.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Fair value at beginning of period	$ 1,679	$ -
Investment during period	105	-
Realized and unrealized gains (losses) included in other comprehensive income	(477)	-
Fair value at end of period	$ 1,307	$ -

During the fourth quarter of 2011, the Company paid $1.6 million for an investment with quoted market prices in an active market. At December 31, 2011, the market value of this investment was $1.7 million. During 2012, the Company paid $0.1 million for additional shares of this investment. At September 30, 2012, the market value of the investment was $1.3 million. The $0.5 million decline in the market value during the nine months ended September 30, 2012 was included in other comprehensive income.

 NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	September 30, 2012	December 31, 2011

Finished goods	$ 105,058	$ 102,645
Work in process	7,410	5,246
Inventory reserve	(13,499)	(13,990)
Inventories, net	$ 98,969	$ 93,901

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the nine months ended September 30, 2012 are as follows (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2011	$ 101,764	$ 43,194	$ 144,958
Acquired during the year	40,213	41,204	81,417
Adjustments to prior year estimates	(50)	50	-
Amortization	-	(8,264)	(8,264)
Balance as of September 30, 2012	$ 141,927	$ 76,184	$ 218,111

The following table presents a summary of amortizable other intangible assets is as follows (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,050)	$ 1,446	$ 2,496	$ (956)	$1,540
Customer relationships	104,076	(31,382)	72,694	64,262	(23,508)	40,754
Non-compete agreements	4,050	(2,007)	2,043	2,611	(1,711)	900
Total	$ 110,622	$ (34,439)	$ 76,184	$ 69,369	$ (26,175)	$ 43,194

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

NOTE 7 – LONG-TERM DEBT

On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (the “Facility”). The new facility consists of a $100 million term loan and a revolving credit facility that provides a $225 million line of credit to the Company. This new facility replaced the Company's prior credit facility, which was last amended on December 30, 2011 and consisted of a $200 million revolving credit facility.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the $100 million term loan component are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are charged as interest in the consolidated statements of operations.

Primarily because the leverage ratio is higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect at September 30, 2012 are approximately 70 points higher than they were prior to the acquisition. Approximately $0.7 million of debt issuance costs associated with the prior credit facility were expensed in the third quarter of 2012.

On September 30, 2012, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.75%, the prime based rate of the Facility was prime plus 0.75% and the commitment fee was 0.30%. At September 30, 2012, $240.4 million was borrowed under the Facility at a weighted average interest rate of approximately 2.09% under the LIBOR options and $12.8 million was borrowed at 3.75% under the prime option. At September 30, 2012, the Company had $67.4 million available for borrowing under the Facility.

The new facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed each quarter end.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness.  At September 30, 2012, the Company’s Leverage Ratio was 2.12 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At September 30, 2012, the Company's Consolidated Fixed Charge Coverage Ratio was 3.65 to 1.00.

Asset Coverage Ratio –The credit facility requires that the Asset Coverage at any time be less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At September 30, 2012, the Company's Asset Coverage Ratio was 1.43 to 1.00.

Consolidated EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization (except to the extent that such non-cash charges are reserved for cash charges to be taken in the future), non-cash compensation including stock option or restricted stock expense, interest expense and income tax expense for taxes based on income, certain one-time costs associated with our acquisitions, integration costs, facility consolidation and closing costs, severance costs and expenses and one-time compensation costs in connection with the acquisition of HSE and any permitted acquisition, write-down of cash expenses incurred in connection with the existing credit agreement and extraordinary losses less interest income and extraordinary gains. Consolidated EBITDA shall be adjusted to give pro forma effect to disposals or business acquisitions assuming that such transaction(s) had occurred on the first day of the period excluding all income statement items attributable to the assets or equity interests that is subject to such disposition made during the period and including all income statement items attributable to property or equity interests of such acquisitions permitted under the Facility.

The following table sets forth the computation of the Leverage Ratio as of September 30, 2012 (in thousands, except for ratios):

For the Twelve Months ended September 30, 2012	Leverage Ratio

Income before taxes	$ 76,572
Interest expense	4,591
Depreciation and amortization	15,670
Stock compensation expense	1,818
Pro forma acquisition EBITDA	23,869
Other adjustments	(218)
(A) Defined EBITDA	$ 122,302

As of September 30, 2012
Total long-term debt	$ 259,031
Letters of credit outstanding	460
(B) Defined indebtedness	$ 259,491

Leverage Ratio (B)/(A)	2.12

Borrowings (in thousands):

	September 30, 2012	December 31, 2011(4)	Increase (Decrease)

Current portion of long-term debt	$ 18,098	$ 694	$ 17,404
Long-term debt, less current portion	240,933	114,205	126,728
Total long-term debt	$ 259,031	$ 114,899	$ 144,132(2)
Amount available	$ 67,376(1)	$ 78,201(1)	$ (10,825)(3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from the increase in debt were primarily used to fund acquisitions.
(3) The $10.8 million decrease in the amount available is primarily a result of borrowing to fund acquisitions and working capital, partially offset by cash flow from operations.
(4) Borrowings as of December 31, 2011 were primarily under the Company’s previous credit facility which was terminated and replaced with the current credit facility on July 11, 2012.

NOTETE 8 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our stockholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of September 30, 2012 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2012:

Number of shares authorized for grants	800,000
Number of shares granted	(688,371)
Number of shares forfeited	67,598
Number of shares available for future grants	179,227
Weighted-average grant price of granted shares	$ 19.61

Changes in restricted stock for the nine months ended September 30, 2012 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2011	228,592	$ 21.10
Granted	76,416	$ 38.99
Forfeited	(6,860)	$ 19.67
Vested	(57,067)	$ 18.21
Non-vested at September 30, 2012	241,081	$ 27.52

Compensation expense, associated with restricted stock, recognized in the three months ended September 30, 2012 and 2011 was $0.5 million and $0.3 million, respectively. Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2012 and 2011 was $1.5 million and $0.9 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at September 30, 2012 and December 31, 2011 was $5.5 million and $4.1 million, respectively. As of September 30, 2012, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 32 months.

NOTE 9 - EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except  per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Weighted average shares outstanding	14,411	14,315	14,375	14,307
Net income	$ 13,092	$ 8,274	$ 36,915	$ 22,227
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 13,069	$ 8,251	$ 36,847	$ 22,159
Per share amount	$ 0.91	$ 0.58	$ 2.56	$ 1.55

Diluted:
Weighted average shares outstanding	14,411	14,315	14,375	14,307
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	15,251	15,155	15,215	15,147
Net income attributable to common shareholders	$ 13,069	$ 8,251	$ 36,847	$ 22,159
Convertible preferred stock dividend	23	23	68	68
Net income for diluted earnings per share	$ 13,092	$ 8,274	$ 36,915	$ 22,227
Per share amount	$ 0.86	$ 0.55	$ 2.43	$ 1.47

NOTE 10 - SEGMENT REPORTING

The Service Centers segment is engaged in providing maintenance, repair and operating products (MROP), equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MROP products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The IPS segment fabricates and assembles custom-made engineered pump packages. The SCS segment manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations. All business segments operate primarily in the United States.

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended September 30,				Nine Months ended September 30,
	Service Centers	IPS	SCS	Total	Service Centers	IPS	SCS	Total
2012
Sales	$ 212,497	$ 38,854	$ 38,572	$ 289,923	$ 571,675	$ 113,466	$ 118,963	$ 804,104
Operating income for reportable segments	$ 26,410	$ 7,227	$ 2,781	$ 36,418	$ 67,455	$ 22,414	$ 9,500	$ 99,369
2011
Sales	$ 141,817	$ 31,342	$ 34,696	$ 207,855	$ 412,871	$ 69,841	$105,905	$ 588,617
Operating income for reportable segments	$ 15,866	$ 4,812	$ 2,024	$ 22,702	$ 47,987	$ 10,755	$ 6,074	$ 64,816

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income for reportable segments	$ 36,418	$ 22,702	$ 99,369	$ 64,816
Adjustment for:
Amortization of intangibles	3,474	1,595	8,264	4,805
Corporate and other expense, net	8,430	6,671	25,839	20,402
Total operating income	24,514	14,436	65,266	39,609
Interest expense, net	2,287	760	3,878	2,805
Other expense (income), net	(21)	(4)	(33)	(40)
Income before income taxes	$ 22,248	$ 13,680	$ 61,421	$ 36,844

NOTE 11 - BUSINESS ACQUISITIONS

On October 10, 2011, DXP acquired substantially all of the assets of Kenneth Crosby (KC). DXP acquired this business to expand DXP's geographic presence in the Eastern U.S. and strengthen DXP's metal working offering. DXP paid approximately $15.6 million for KC, which was borrowed under our existing credit facility. Goodwill of $5.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of KC with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On December 30, 2011, DXP acquired substantially all of the assets of C.W. Rod Tool Company ("CW Rod"). DXP acquired this business to strengthen DXP's metal working offering. DXP paid approximately $1.1 million of DXP's common stock (35,714 shares) and approximately $41.7 million in cash for CW Rod, which was borrowed during 2011 and 2012 under our credit facility. The $41.7 million of cash paid for CW Rod includes $36.7 million paid in the form of checks which did not clear our bank until 2012. Goodwill of $10 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of CW Rod with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On January 31, 2012, DXP acquired substantially all of the assets of Mid-Continent Safety ("Mid-Continent"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's safety products offering. DXP paid approximately $3.8 million for Mid-Continent, which was borrowed under our existing credit facility. Goodwill of $1.2 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Mid-Continent with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's municipal pump products and services offering. DXP paid approximately $1.9 million for Pump & Power which was borrowed under our existing credit facility. Goodwill of $0.7 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Pump & Power with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On April 2, 2012, DXP acquired the stock of Aledco, Inc. ("Aledco"). Aledco is focused on servicing customers in the oil and gas, ware and waste water treatment, pharmaceutical and industrial markets. DXP paid approximately $8.0 million for Aledco which was borrowed under our existing credit facility. Goodwill of $2.9 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Aledco with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers segment.

On May 1, 2012, DXP completed the acquisition of Industrial Paramedic Services through its wholly owned subsidiary, DXP Canada Enterprises Ltd. Industrial Paramedic Services is a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada. DXP acquired this business to expand DXP's geographic presence into Canada and to expand our safety services offering. IPS is headquartered in Calgary, Alberta and operates out of three locations in Calgary, Nisku and Dawson Creek. The $24.1 million purchase price was financed with $20.6 million of borrowings under DXP's existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock. DXP has not completed appraisals of intangibles or property and equipment for Industrial Paramedic Services. DXP has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $11.9 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Industrial Paramedic Services with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers segment.

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. (“HSE"). Through its wholly-owned subsidiary, DXP Canada Enterprises Ltd., DXP acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement"). Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held. The total transaction value is approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs. The purchase price was financed with borrowings under DXP’s new $325 million credit facility. DXP acquired HSE to expand our industrial health and safety services offering. Estimated goodwill of $22.6 million was recognized for this acquisition. The estimate of goodwill for this acquisition is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of these companies with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers Segment.

DXP has not completed appraisals of intangibles or property and equipment for all acquisitions completed in 2012. DXP has made preliminary estimates for purposes of this disclosure.

For the three and nine months ended September 30, 2012, business acquisitions that occurred subsequent to September 30, 2011 contributed sales of $66.7 million and $137.6 million, respectively. Income before taxes provided by these acquisitions for the three and nine months ended September 30, 2012 was approximately $3.4 million and $7.4 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 and 2011 in connection with the acquisitions described above and two additional insignificant acquisitions that were completed during the second quarter of 2012 (in thousands):

Cash	$ 11,976
Accounts Receivable, net	49,448
Inventory	16,033
Property and equipment	29,139
Goodwill and intangibles	114,814
Other assets	2,839
Assets acquired	224,249
Current liabilities assumed	(34,374)
Non-current liabilities assumed	(13,753)
Net assets acquired	$ 176,122

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2012 and 2011, assuming the acquisition of businesses completed in 2012 and 2011 were consummated as of January 1, 2011 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$ 293,110	$ 273,167	$ 877,091	$ 781,537
Net income	$ 13,137	$ 11,696	$ 39,233	$ 28,751
Per share data
Basic earnings	$ 0.91	$ 0.81	$ 2.72	$ 2.00
Diluted earnings	$ 0.86	$ 0.77	$ 2.58	$ 1.89

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 7, 2012, the date the interim condensed consolidated financial statements were issued. There were no subsequent events that required recognition for disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three and nine months ended September 30, 2012 is provided as of November 7, 2012. It is supplemental to, and should be read in conjunction with, the financial statements of the Company for the three and nine months ended September 30, 2012 and 2011. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to affect our internal growth strategy, general economic and business conditions, developments in technology, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. Additional factors that could cause or contribute to actual results varying materially from those discussed in the forward-looking statements are discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2012. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	%	2011	%	2012	%	2011	%
Sales	$289,923	100.0	$207,855	100.0	$804,104	100.0	$588,617	100.0
Cost of sales	206,414	71.2	148,384	71.4	572,492	71.2	419,454	71.3
Gross profit	83,509	28.8	59,471	28.6	231,612	28.8	169,163	28.7
Selling, general and administrative expense	58,995	20.3	45,035	21.7	166,346	20.7	129,554	22.0
Operating income	24,514	8.5	14,436	6.9	65,266	8.1	39,609	6.7
Interest expense	2,287	0.8	760	0.3	3,878	0.5	2,805	0.5
Other income	(21)	-	(4)	-	(33)	-	(40)	-
Income before income taxes	22,248	7.7	13,680	6.6	61,421	7.6	36,844	6.2
Provision for income taxes	9,156	3.2	5,406	2.6	24,506	3.0	14,617	2.4
Net income	$ 13,092	4.5	$ 8,274	4.0	$ 36,915	4.6	$ 22,227	3.8
Per share amounts
Basic earnings per share	$ 0.91		$ 0.58		$ 2.56		$ 1.55
Diluted earnings per share	$ 0.86		$ 0.55		$ 2.43		$ 1.47

DXP is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). The Service Centers segment is engaged in providing maintenance, repair and operating products (MROP), equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers provides a wide range of MROP products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The IPS segment fabricates and assembles custom-made engineered pump packages. The SCS segment manages all or part of a customer’s supply chain, including warehouse and inventory management.

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

SALES. Sales for the three months ended September 30, 2012 increased $82.1 million, or 39.5%, to approximately $289.9 million from $207.9 million for the prior corresponding period. Sales by businesses acquired since September 30, 2011 accounted for $66.7 million of third quarter 2012 sales. Excluding third quarter 2012 sales from businesses acquired in 2011 and 2012, sales for the third quarter in 2012 increased 7.4% from the prior corresponding period, on a same store sales basis. This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2012 is consistent with the prior corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the three months ended September 30, 2012 increased by approximately $14.0 million to $59.0 million from $45.0 million for the prior corresponding period. The increase relates to $13.8 million of selling, general and administrative expense, including amortization of intangibles and acquisition costs, associated with businesses acquired in 2011 and 2012. Excluding third quarter expenses from businesses acquired in 2011 and 2012, increased compensation related expenses for the quarter were offset by lower healthcare costs, professional fees, travel expenses and collection of a $0.5 million legal settlement. As a percentage of sales, the third quarter 2012 expense decreased to 20.3%, from 21.7% for the prior corresponding period as a result of corporate expenses being spread over increased sales. Selling, general and administrative expense for the three months ended September 30, 2012 includes approximately $1.1 million in professional fees associated with the acquisition of HSE.

OPERATING INCOME. Operating income for the third quarter of 2012 increased $10.1 million, or 69.8% compared to the prior corresponding period. This increase in operating income is the result of gross profit increasing by 40.4%, while selling, general and administrative expense increased only 31.0%.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2012 increased 200.9% from the prior corresponding period. On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. The new facility consists of a $100 million term loan and a revolving credit facility that provides a $225 million line of credit to the Company. This new facility replaced the Company's prior credit facility. The pricing grid for the new facility is similar to the prior facility. The increase is primarily due to a $0.7 million charge to fully amortize debt issuance costs related to the prior credit facility, increased interest rates as a result of increased leverage, and increased amortization of debt issuance costs for the current facility, and a higher average outstanding balance on our credit facility. Borrowings under the facility were used to acquire additional businesses during the period.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $70.7 million, or 49.8% for the third quarter of 2012 compared to the prior corresponding period. Excluding third quarter 2012 Service Centers segment sales from acquired businesses of $62.3 million, Service Centers segment sales for the third quarter of 2012 increased 5.9% from the prior corresponding period, on a same store sales basis. This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy. Operating income for the Service Centers segment increased 66.5%, primarily as a result of the 49.8% increase in sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $7.5 million, or 24.0% for the third quarter of 2012 compared to the prior corresponding period. The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment increased 50.2% as a result of the 24.0% increase in sales combined with only a 9.2% increase in selling, general and administrative expenses.
SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $3.9 million, or 11.2%, for the third quarter of 2012 compared to the prior corresponding period. Excluding third quarter 2012 SCS segment sales from acquired businesses of $4.5 million, SCS segment sales decreased by 1.7% the third quarter of 2012 on a same store sales basis due to reduced sales to military and truck related customers. Operating income for the SCS segment increased 37.5% primarily as a result of a decline in selling, general and administrative expense primarily as a result of reduced overhead costs.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

SALES. Sales for the nine months ended September 30, 2012 increased $215.5 million, or 36.6%, to approximately $804.1 million from $588.6 million for the prior corresponding period. Sales by businesses acquired since September 30, 2011 accounted for $137.6 million of 2012 sales. Excluding 2012 sales from businesses acquired in 2011 and 2012, sales for the first nine months in 2012 increased 13.2% from the prior corresponding period, on a same store sales basis. This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2012 is consistent with the prior corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2012 increased by approximately $36.8 to $166.3 million from $129.6 million for the prior corresponding period. The majority of the increase relates to $27.9 million of selling, general and administrative expense associated with businesses acquired in 2011 and 2012. Excluding expenses from businesses acquired in 2011 and 2012, the increase primarily resulted from increased salaries, incentive compensation and employee benefits compared to 2011. As a percentage of sales, the nine month 2012 expense decreased to 20.7%, from 22.0% for the prior corresponding period as a result of corporate expenses being spread over increased sales.

OPERATING INCOME. Operating income for the first nine months of 2012 increased $25.7 million, or 64.8% compared to the prior corresponding period. This increase in operating income is the result of gross profit increasing 36.9%, while selling, general and administrative expense increased only 28.4%.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2012 increased 38.3% from the prior corresponding period. On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. The new facility consists of a $100 million term loan and a revolving credit facility that provides a $225 million line of credit to the Company. This new facility replaced the Company's prior credit facility. The pricing grid for the new facility is similar to the prior facility. The increase is primarily due to a $0.7 million charge to fully amortize debt issuance costs related to the prior credit facility, increased amortization of debt issuance costs for the current facility, increased interest rates as a result of increased leverage, and a higher average outstanding balance on our credit facility. Borrowings under the facility were used to acquire additional businesses during the period.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $158.8 million, or 38.5% for the nine months ended September 30, 2012 compared to the prior corresponding period. Excluding 2012 Service Centers segment sales from acquired businesses of $126.0 million, Service Centers segment sales for 2012 increased 7.9% from the prior corresponding period, on a same store sales basis. This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy. Operating income for the Service Centers segment increased 40.6%, primarily as a result of the 38.5% increase in sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $43.6 million, or 62.5% for the nine months ended September 30, 2012 compared to the prior corresponding period. The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment increased 108.4% as a result of the 62.5% increase in sales combined with only a 30.8% increase in selling, general and administrative expenses.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $13.1 million, or 12.3%, for the nine months ended September 30, 2012 compared to the prior corresponding period. Excluding 2012 SCS segment sales from acquired businesses of $11.5 million, SCS segment sales increased by 1.4% from the corresponding period of 2011 on a same store sales basis due to sales to customers added during the period, partially offset by reduced sales to military and truck related customers. Operating income for the SCS segment increased 56.4% primarily as a result of a decline in selling, general and administrative expense primarily as a result reduced overhead costs.

BUSINESS ACQUISITIONS AND SUPPLEMENTAL PRO-FORMA DATA

On October 10, 2011, DXP acquired substantially all of the assets of Kenneth Crosby (KC). DXP acquired this business to expand DXP's geographic presence in the Eastern U.S. and strengthen DXP's metal working offering. DXP paid approximately $15.6 million for KC, which was borrowed under our existing credit facility. Goodwill of $5.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of KC with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On December 30, 2011, DXP acquired substantially all of the assets of C.W. Rod Tool Company ("CW Rod"). DXP acquired this business to strengthen DXP's metal working offering. DXP paid approximately $1.1 million of DXP's common stock (35,714 shares) and approximately $41.7 million in cash for CW Rod, which was borrowed during 2011 and 2012 under our credit facility. The $41.7 million of cash paid for CW Rod includes $36.7 million paid in the form of checks which did not clear our bank until 2012. Goodwill of $10 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of CW Rod with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On January 31, 2012, DXP acquired substantially all of the assets of Mid-Continent Safety ("Mid-Continent"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's safety products offering. DXP paid approximately $3.8 million for Mid-Continent, which was borrowed under our existing credit facility. Goodwill of $1.2 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Mid-Continent with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's municipal pump products and services offering. DXP paid approximately $1.9 million for Pump & Power which was borrowed under our existing credit facility. Goodwill of $0.7 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Pump & Power with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On April 2, 2012, DXP acquired the stock of Aledco, Inc. ("Aledco"). Aledco is focused on servicing customers in the oil and gas, ware and waste water treatment, pharmaceutical and industrial markets. DXP paid approximately $8.0 million for Aledco which was borrowed under our existing credit facility. Goodwill of $2.9 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Aledco with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers segment.

On May 1, 2012, DXP completed the acquisition of Industrial Paramedic Services through its wholly owned subsidiary, DXP Canada Enterprises Ltd. Industrial Paramedic Services is a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada. DXP acquired this business to expand DXP's geographic presence into Canada and to expand our safety services offering. IPS is headquartered in Calgary, Alberta and operates out of three locations in Calgary, Nisku and Dawson Creek. The $24.1 million purchase price was financed with $20.6 million of borrowings under DXP's existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock. DXP has not completed appraisals of intangibles or property and equipment for Industrial Paramedic Services. DXP has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $11.9 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Industrial Paramedic Services with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers segment.

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. (“HSE"). Through its wholly-owned subsidiary, DXP Canada Enterprises Ltd., DXP acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement"). Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held. The total transaction value is approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs. The purchase price was financed with borrowings under DXP’s new $325 million credit facility. DXP acquired HSE to expand our industrial health and safety services offering. Estimated goodwill of $22.6 million was recognized for this acquisition. The estimate of goodwill for this acquisition is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of these companies with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers Segment.

DXP has not completed appraisals of intangibles or property and equipment for all acquisitions completed in 2012. DXP has made preliminary estimates for purposes of this disclosure.

For the three and nine months ended September 30, 2012, business acquisitions that occurred subsequent to September 30, 2011 contributed sales of $66.7 million and $137.6 million, respectively. Income before taxes provided by these acquisitions for the three and nine months ended September 30, 2012 was approximately $3.4 million and $7.4 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 and 2011 in connection with the acquisitions described above and two additional insignificant acquisitions that were completed during the second quarter of 2012 (in thousands):

Cash	$ 11,976
Accounts Receivable, net	49,448
Inventory, net	16,033
Property and equipment	29,139
Goodwill and intangibles	114,814
Other assets	2,839
Assets acquired	224,249
Current liabilities assumed	(34,374)
Non-current liabilities assumed	(13,753)
Net assets acquired	$ 176,122

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2012 and 2011, assuming the acquisition of businesses completed in 2012 and 2011 were consummated as of January 1, 2011 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$ 293,110	$ 273,167	$ 877,091	$ 781,537
Net income	$ 13,137	$ 11,696	$ 39,233	$ 28,751
Per share data
Basic earnings	$ 0.91	$ 0.81	$ 2.72	$ 2.00
Diluted earnings	$ 0.86	$ 0.77	$ 2.58	$ 1.89

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MROP products, equipment and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology, safety, transportation and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

The Company generated $21.3 million of cash in operating activities during the first nine months of 2012 as compared to generating $18.4 million during the prior corresponding period. This change between the two periods was primarily attributable to the $14.7 million increase in net income.

During the first nine months of 2012, the amount available to be borrowed under our credit agreement with our bank lender (the “Facility”) decreased from $78.2 million at December 31, 2011 to $67.4 million at September 30, 2012. This decrease in availability primarily resulted from increased borrowings to fund acquisitions and working capital, partially offset by cash flow from operations.

Credit Facility

On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (the “Facility”). The new facility consists of a $100 million term loan and a revolving credit facility that provides a $225 million line of credit to the Company. This new facility replaced the Company's prior credit facility, which was last amended on December 30, 2011 and consisted of a $200 million revolving credit facility.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the $100 million term loan component are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are charged as interest in the consolidated statements of operations.

Primarily because the leverage ratio is higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect at September 30, 2012 are approximately 70 points higher than they were prior to the acquisition. Approximately $0.7 million of debt issuance costs associated with the prior credit facility were expensed in the third quarter of 2012.

On September 30, 2012, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.75%, the prime based rate of the Facility was prime plus 0.75% and the commitment fee was 0.30%. At September 30, 2012, $240.4 million was borrowed under the Facility at a weighted average interest rate of approximately 2.09% under the LIBOR options and $12.8 million was borrowed at 3.75% under the prime option. At September 30, 2012, the Company had $67.4 million available for borrowing under the Facility.

The new facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness.  At September 30, 2012, the Company’s Leverage Ratio was 2.12 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At September 30, 2012, the Company's Consolidated Fixed Charge Coverage Ratio was 3.65 to 1.00.

Asset Coverage Ratio –The credit facility requires that the Asset Coverage at any time be less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At September 30, 2012, the Company's Asset Coverage Ratio was 1.43 to 1.00.

Consolidated EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization (except to the extent that such non-cash charges are reserved for cash charges to be taken in the future), non-cash compensation including stock option or restricted stock expense, interest expense and income tax expense for taxes based on income, certain one-time costs associated with our acquisitions, integration costs, facility consolidation and closing costs, severance costs and expenses and one-time compensation costs in connection with the acquisition of HSE and any permitted acquisition, write-down of cash expenses incurred in connection with the existing credit agreement and extraordinary losses less interest income and extraordinary gains. Consolidated EBITDA shall be adjusted to give pro forma effect to disposals or business acquisitions assuming that such transaction(s) had occurred on the first day of the period excluding all income statement items attributable to the assets or equity interests that is subject to such disposition made during the period and including all income statement items attributable to property or equity interests of such acquisitions permitted under the Facility.

The following table sets forth the computation of the Leverage Ratio as of September 30, 2012 (in thousands, except for ratios):

For the Twelve Months ended September 30, 2012	Leverage Ratio

Income before taxes	$ 76,572
Interest expense	4,591
Depreciation and amortization	15,670
Stock compensation expense	1,818
Pro forma acquisition EBITDA	23,869
Other adjustments	(218)
(A) Defined EBITDA	$ 122,302

As of September 30, 2012
Total long-term debt	$ 259,031
Letters of credit outstanding	460
(B) Defined indebtedness	$ 259,491

Leverage Ratio (B)/(A)	2.12

Borrowings (in thousands):

	September 30, 2012	December 31, 2011(4)	Increase (Decrease)

Current portion of long-term debt	$ 18,098	$ 694	$ 17,404
Long-term debt, less current portion	240,933	114,205	126,728
Total long-term debt	$ 259,031	$ 114,899	$ 144,132(2)
Amount available	$ 67,376(1)	$ 78,201(1)	$ (10,825)(3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from the increase in debt were primarily used to fund acquisitions.
(3) The $10.8 million decrease in the amount available is primarily a result of borrowing to fund acquisitions and working capital, partially offset by cash flow from operations.
(4) Borrowings as of December 31, 2011 were primarily under the Company’s previous credit facility which was terminated and replaced with the current credit facility on July 11, 2012.

Performance Metrics (in days):

	Three Months Ended September 30,		Increase
	2012	2011	(Decrease)

Days of sales outstanding	62.3	55.9	6.4
Inventory turns	8.3	7.4	0.9

Accounts receivable days of sales outstanding were 62.3 days at September 30, 2012 compared to 55.9 days at September 30, 2011. The increase resulted primarily from acquired businesses that historically have had longer days sales in receivables. Inventory turns were 8.3 at September 30, 2012 and 7.4 at September 30, 2011. The increase in inventory turns primarily resulted from the acquisitions of Industrial Paramedic Services and HSE which have very little inventory.

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

Share Repurchases

During the nine months ended September 30, 2012, DXP repurchased 26,300 shares of DXP's common stock.

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 26,300 shares under this authorization as of September 30, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Generally accepted accounting principles in the U.S. (“USGAAP”) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. USGAAP prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Cash and Cash Equivalents

The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of 90 days or less at time of purchase.

Trade Accounts Receivable

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

Property and Equipment

Property and equipment are carried on the basis of cost. Expenditures for major additions and betterments are capitalized. Depreciation of property and equipment is computed using the straight-line method. Maintenance and repairs of depreciable assets are charged against earnings as incurred. Additions and improvements are capitalized. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

The principal estimated useful lives used in determining depreciation are as follows:

Buildings	20-39 years
Building improvements	10-20 years
Furniture, fixtures and equipment	3-10 years
Leasehold improvements	Shorter of estimated useful life or related lease term

Goodwill and Other Intangible Assets

Assets acquired and liabilities assumed in a business acquisition are recorded at fair value on the date of the acquisition. Purchase consideration in excess of the aggregate fair value of acquired net assets is allocated to identifiable intangible assets, to the extent of their fair value, and any remaining excess purchase consideration is allocated to goodwill. The total amount of goodwill arising from an acquisition may be assigned to one or more reporting units when other reporting units are expected to benefit from synergies of the combination. The method of assigning goodwill to reporting units shall be reasonable and supportable and applied in a consistent manner and may involve estimates and assumptions.

Impairment of Goodwill and Other Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable.. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Cost of Sales and Selling, General and Administrative Expense

Cost of sales includes product and product related costs, inbound freight charges, internal transfer costs and depreciation. Selling, general and administrative expense includes purchasing and receiving costs, inspection costs, warehousing costs, depreciation and amortization. DXP's gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales and others like DXP exclude a portion of these costs from gross margin, including the costs in a line item, such as selling, general and administrative expense.

Shipping and Handling Costs

The Company classifies shipping and handling charges billed to customers as sales. Shipping and handling charges paid to others are classified as a component of cost of sales.

Stock-Based Compensation

The Company uses restricted stock for share-based compensation programs. The Company measures compensation cost with respect to equity instruments granted as share-based payments to employees based upon the estimated fair value of the equity instruments at the date of the grant. The cost as measured is recognized as expense over the period which an employee is required to provide services in exchange for the award.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2007. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the fair value measurement guidance and disclosure requirements. The new requirements were effective for the first interim or annual period beginning after December 15, 2011 and were to be applied prospectively. DXP adopted the new requirements in the first quarter of 2012; however, the adoption of this guidance did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2012, a 100 basis point change in interest rates would result in approximately a $2.5 million change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the litigation with BP America Production Company disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS.

No material changes have occurred from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2012, DXP issued 19,685 unregistered shares of DXP Common Stock in connection with the acquisition of Industrial Paramedic Services.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	16,000	$ 41.17	16,000	173,700
August 1, 2012 - August 31, 2012
September 1, 2012 - September 30, 2012
Total	16,000	$41.17	16,000	173,700
On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 26,300 shares under this authorization as of September 30, 2012.

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

Dated: November 7, 2012