Form 10-K
DXP ENTERPRISES INC
filed 2013-03-11
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas		76-0509661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer [ ]                                                                                   Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2012: $408,645,383

Number of shares of registrant's Common Stock outstanding as of March 11, 2013: 14,137,792.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2013 are incorporated by reference into Part III hereof.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc., founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services and Innovative Pumping Solutions. Sales, Operating income, and other financial information for 2010, 2011 and 2012, and identifiable assets at the close of such years for our business segments are presented in Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Our total sales have increased from $125 million in 1996 to $1.1 billion in 2012 through a combination of internal growth and business acquisitions. At December 31, 2012 we operated from 152 locations in thirty-eight states in the U.S., seven provinces in Canada, and one state in Mexico, serving more than 50,000 customers engaged in a variety of industrial end markets. We have grown sales and profitability by adding additional products, services, locations and becoming customer driven experts in maintenance, repair and operating solutions.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2011 sales as reported by Industrial Distribution magazine, we were the 22nd largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

We believe that the distribution system for industrial products, as described in the preceding paragraph, creates inefficiencies at both the customer and the distributor levels through excess inventory requirements and duplicative cost structures. To compete more effectively, our customers and other users of MRO products are seeking ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

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

We believe we have increased our competitive advantage through our traditional fabrication of integrated system pump packages and integrated supply programs, which are designed to address our customers’ specific product and procurement needs. We offer our customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which we assume the procurement and management functions, which can include ownership of inventory, at the customer's location. Our approach to integrated supply allows us to design a program that best fits the needs of the customer. Customers purchasing large quantities of product are able to outsource all or most of those needs to us. For customers with smaller supply needs, we are able to combine our traditional distribution capabilities with our broad product categories and advanced ordering systems to allow the customer to engage in one-stop sourcing without the commitment required under an integrated supply contract.

Business Segments

The Company is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses.

Service Centers

The Service Centers are engaged in providing MRO products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. We offer our customers a single source of supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from manufacturers. As a first-tier distributor, we are able to reduce our customers' costs and improve efficiencies in the supply chain. We also provide services such as field safety supervision, in-house and field repair and predictive maintenance. We offer a wide range of industrial MRO products, equipment and integrated services through a continuum of customized and efficient MRO solutions.

Generally our Service Centers segment does not enter into long-term contracts with our customers requiring them to purchase our products. A majority of our Service Center segment sales are derived from customer purchase orders. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2012, our Service Centers’ products and services were distributed from 153 service centers and 7 distribution centers.

DXP Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, food and beverage, petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal, agriculture and pulp and paper.

The Service Centers segment’s long-lived assets are located in both the United States and Canada. Approximately 7.4% of the Service Center’s segment revenues were in Canada and the remainder was virtually all in the U.S.

At December 31, 2012, the Service Centers segment had approximately 2,113 full-time employees.

Supply Chain Services

DXP’s Supply Chain Services segment manages all or part of its customers’ supply chains including procurement and inventory management. The Supply Chain Services segment enters into long-term contracts with its customers that can be cancelled on little or no notice under certain circumstances. Supply Chain Services provides a fully outsourced MRO solution including: inventory optimization and management; store room management; transaction consolidation and control; vendor oversight and procurement cost optimization; productivity improvement services; and customized reporting. Our mission is to help our customers become more competitive by reducing their indirect material costs and order cycle time by increasing productivity and by creating enterprise-wide inventory and procurement visibility and control.

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

Decades of supply chain inventory management experience and comprehensive research, as well as a thorough understanding of our customers’ businesses and industries have allowed us to design standardized programs that are flexible enough to be fully adaptable to address our customers’ unique supply chain challenges. These standardized programs include:

•	SmartAgreement, a planned, pro-active procurement solution for MRO categories leveraging DXP’s local Service Centers.

•	SmartBuy, DXP’s on-site or centralized MRO procurement solution.

•	SmartSourceSM, DXP’s on-site procurement and storeroom management by DXP personnel.

•	SmartStore, DXP’s customized e-Catalog solution.

•	SmartVend, DXP’s industrial dispensing solution. It allows for inventory-level optimization, user accountability and item usage reduction by 20-40% and

•	SmartServ, DXP’s integrated service pump solution. It provides a more efficient way to manage the entire life cycle of pumping systems and rotating equipment.

DXP’s SmartSolutions programs help customers to cut product costs, improve supply chain efficiencies and obtain expert technical support. DXP represents manufacturers of up to 90% of all the maintenance, repair and operating products of our customers. Unlike many other distributors who buy products from second-tier sources, DXP takes customers to the source of the products they need.

At December 31, 2012, the Supply Chain Services segment operated supply chain installations in sixty-one (61) of our customers’ facilities.

At December 31, 2012, all of the Supply Chain Services segment’s long-lived assets are located in the U.S. and all of 2012 sales were recognized in the U.S.

At December 31, 2012, the Supply Chain Services segment had approximately 259 full-time employees.

Innovative Pumping Solutions

DXP’s Innovative Pumping Solutions® segment provides fabrication and technical design to meet the capital equipment needs of our global customer base. DXP’s Innovative Pumping Solutions provides a single source for engineering, systems design and fabrication of custom integrated pump packages.

Generally we do not enter into long-term contracts with our customers requiring them to purchase our pumps. A majority of our sales are derived from customer purchase orders. Sales are directly solicited from new customers by our sales force.

DXP’s engineering staff can design a complete custom pump package to meet our customers’ project specifications. Drafting programs such as Solidworks® and AutoCAD® allow our engineering team to verify the design and layout of packages with our customers prior to the start of fabrication. Finite Elemental Analysis programs such as Cosmos Professional® are used to design the package to meet all normal and future loads and forces. This process helps maximize the pump packages’ life and minimizes any impact to the environment.

With over 100 years of fabrication experience, DXP has acquired the technical expertise to ensure that our pumps and pump packages are built to meet the highest standards. DXP utilizes manufacturer authorized equipment and manufacturer certified personnel. Pump packages require MRO and original equipment manufacturers’ (OEM) equipment such as pumps, motors, valves, and consumable products, such as welding supplies. DXP leverages its MRO product inventories and breadth of authorized products to lower the total cost and maintain the quality of the pump package.

DXP’s fabrication facilities provide convenient technical support and pump repair services. The facilities contain state of the art equipment to provide the technical services our customers require including:

•	Structural welding
•	Pipe welding
•	Custom skid assembly
•	Custom coatings
•	Hydrostatic pressure testing
•	Mechanical string testing

Examples of our innovative pump packages include:

•	Diesel and electric driven firewater packages
•	Pipeline booster packages
•	Potable water packages
•	Pigging pump packages
•	Lease Automatic Custody Transfer charge units
•	Chemical injection pump packages wash down units
•	Seawater lift pumps
•	Jockey pumps
•	Condensate pump packages
•	Cooling water skids
•	Seawater/produced water injection packages
•	Variety of packages to meet common industry specifications such as API, ANSI and NFPA

At December 31, 2012, the Innovative Pumping Solutions segment operated out of eight facilities located in Texas, Arizona, Louisiana, Colorado and Nebraska.

All of the Innovative Pumping Solutions segment’s long-lived assets are located in the U. S. and virtually all of 2012 sales were recognized in the U.S.

At December 31, 2012, the Innovative Pumping Solutions segment had approximately 207 full-time employees.

Products

Most industrial customers currently purchase their MRO supplies through local or national distribution companies that are focused on single or unique product categories. As a first-tier distributor, our network of service and distribution centers stock more than 60,000 SKUs and provide customers with access to more than 1,000,000 items. Given our breadth of product and our industrial distribution customers focus around specific product categories we have become customer driven experts in five key product categories. As such, our three business segments are supported by these five key product categories including, rotating equipment, bearings & power transmission, industrial supplies, metal working and safety products & services. Each business segment tailors its inventory and leverages product experts to meet the needs of its local customers.

Key product categories that we offer include:

•
Rotating Equipment. Our rotating equipment products include a full line of centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production; rotary gear pumps for low- to- medium pressure service applications, such as pumping lubricating oils and other viscous liquids; plunger and piston pumps for high-pressure service applications such as disposal of produced water and crude oil pipeline service; and air-operated diaphragm pumps. We also provide a large variety of pump accessories.

•
Bearings & Power Transmission. Our bearing products include several types of mounted and un-mounted bearings for a variety of applications. The power transmission products we distribute include speed reducers, flexible-coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses.

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

•
Safety Products & Services. We provide safety services including hydrogen sulfide (H2S) gas protection and safety, specialized and standby fire protection, safety supervision, training, monitoring, equipment rental and consulting. Our safety services include safety supervision, medic services, safety audits, instrument repair and calibration, training, monitoring, equipment rental and consulting. Additionally, we sell safety products including eye and face protection, first aid, hand protection, hazardous material handling, instrumentation and respiratory protection products.

We acquire our products through numerous OEMs. We are authorized to distribute certain manufacturers' products only in specific geographic areas. All of our oral or written distribution authorizations are subject to cancellation by the manufacturer, some upon little or no notice. For the last three fiscal years, no manufacturer provided products that accounted for 10% or more of our revenues. We believe that alternative sources of supply could be obtained in a timely manner if any distribution authorization were canceled. Accordingly, we do not believe that the loss of any one distribution authorization would have a material adverse effect on our business, financial condition or results of operations.

The Company has operations in the United States of America, Canada and Mexico. Information regarding financial data by geographic areas is set forth in Item 8 of this Annual Report on Form 10-K. See Note 16 of Notes to Consolidated Financial Statements under Item 8.

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 25 acquisitions across our three business segments. Below is a summary of recent acquisitions since the end of 2007.

On January 31, 2008, DXP completed the acquisition of the business of Rocky Mountain Supply. DXP acquired this business to expand DXP’s presence in Colorado. DXP paid $3.9 million in cash and $0.7 million in promissory notes.

On August 28, 2008, DXP completed the acquisition of PFI, LLC. DXP acquired this business to strengthen DXP’s expertise in the distribution of fasteners. DXP paid $66.4 million in cash for this business.

On December 1, 2008, DXP completed the acquisition of Falcon Pump. DXP acquired this business to strengthen DXP’s pump offering in the Rocky Mountain area. DXP paid $3.1 million in cash, $0.8 million in promissory notes and $0.2 million in cash based upon earnings after the acquisition date.

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

On December 30, 2011, DXP acquired substantially all of the assets of C.W. Rod Tool Company ("CW Rod"). DXP acquired this business to strengthen DXP's metal working offering in Texas and Louisiana. DXP paid approximately $1.1 million of DXP's common stock (35,714 shares) and approximately $42 million in cash for CW Rod, which was borrowed during 2011 and 2012 under our existing credit facility.

On January 31, 2012, DXP acquired substantially all of the assets of Mid-Continent Safety ("Mid-Continent"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's safety products offering. DXP paid approximately $3.7 million for Mid-Continent, which was borrowed under our existing credit facility.

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's municipal pump products and services offering. DXP paid approximately $1.9 million for Pump & Power which was borrowed under our existing credit facility.

On April 2, 2012, DXP acquired the stock of Aledco, Inc. ("Aledco") and Force Engineered Products, Inc. (“Force”). Aledco and Force are focused on servicing customers in the oil and gas, water and waste water treatment, pharmaceutical and industrial markets. DXP acquired this business to establish a presence within the Marcellus Shale, as well as the Northeast United States industrial rotating equipment market. DXP paid approximately $8.1 million for Aledco and Force which was borrowed under our existing credit facility.

On May 1, 2012, DXP completed the acquisition of Industrial Paramedic Services through its wholly owned subsidiary, DXP Canada Enterprises Ltd. Industrial Paramedic Services is a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada. DXP acquired this business to expand DXP's geographic presence into Canada and to expand our safety services offering. Industrial Paramedic Services is headquartered in Calgary, Alberta and operates out of three locations in Calgary, Nisku and Dawson Creek. The $25.3 million purchase price was financed with $20.7 million of borrowings under DXP's existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock.

On May 31, 2012, DXP completed the acquisition of Austin and Denholm Industrial Sales Alberta, Inc (“ADI”). ADI is a distributor of industrial pumps and process equipment. DXP acquired this business to expand our presence in pumping solutions in Western Canada. DXP Canada Enterprises Ltd., acquired all of the outstanding common shares of ADI for $2.7 million which was borrowed under our existing facility.

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. (“HSE"). DXP Canada Enterprises Ltd. acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement"). Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held. The total transaction value was approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs. The purchase price was financed with borrowings under DXP’s new $325 million credit facility. DXP acquired HSE to expand our industrial health and safety services offering in Canada and the United States.

On October 1, 2012, DXP acquired substantially all of the assets of Jerzy Supply, Inc. (“Jerzy”). DXP acquired this business in the Southern U.S. to strengthen DXP's industrial and hydraulic hose offering. DXP paid approximately $5.3 million for Jerzy which was borrowed under our existing credit facility.

Competition

Our business is highly competitive. In the Service Centers segment we compete with a variety of industrial supply distributors, many of which may have greater financial and other resources than we do. Many of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with catalog distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings that we offer, we are not aware of any major competitor that offers on a non-catalog basis a variety of products and services as broad as our offering. Further, while certain catalog distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical expertise and after-the-sale services that we provide. In the Supply Chain Services segment we compete with larger distributors that provide integrated supply programs and outsourcing services, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. In the Innovative Pumping Solutions segment we compete against a variety of manufacturers, distributors and fabricators, many of which may have greater financial and other resources than we do. We generally compete on service and price in all of our segments.

Insurance

We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. We retain a portion of the risk for medical claims, general liability, worker’s compensation and property losses. The various deductibles of our insurance policies generally do not exceed $250,000 per occurrence. There are also certain risks for which we do not maintain insurance. There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits that we maintain could have a material adverse effect on our financial condition and results of operations. The premiums for insurance have increased significantly over the past three years. This trend could continue. Additionally, we are partially self-insured for our group health plan, worker’s compensation, auto liability and general liability insurance. The cost of claims for the group health plan has increased over the past three years. This trend is expected to continue.

Government Regulation and Environmental Matters

We are subject to various laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration and Canadian Occupational Health and Safety.

Certain of our operations are subject to federal, state and local laws and regulations as well as provincial regulations controlling the discharge of materials into or otherwise relating to the protection of the environment. Although we believe that we have adequate procedures to comply with applicable discharge and other environmental laws, the risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such a discharge, we could be held liable for any damages that result, and any such liability could have a material adverse effect on us. We are not currently aware of any situation or condition that we believe is likely to have a material adverse effect on our results of operations or financial condition.

Employees

At December 31, 2012, DXP had approximately 2,817 full-time employees. We believe that we maintain positive relationships with all of our employees. Less than one percent (1%) of our employees are unionized.

Background of Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of their business experience as of March 11, 2013. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	61
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	59
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	62
John J. Jeffery	Senior Vice President/Supply Chain Services & Marketing	45
Todd Hamlin	Senior Vice President/Service Centers	41
Kent Yee	Senior Vice President/Corporate Development	37
Wayne Crane	Senior Vice President/Information Technology	51
Gary Messersmith	Senior Vice President/General Counsel	64

David R. Little. Mr. Little has served as Chairman of the Board, President and Chief Executive Officer of DXP since its organization in 1996 and also has held these positions with SEPCO Industries, Inc., predecessor to the Company (“SEPCO”), since he acquired a controlling interest in SEPCO in 1986. Mr. Little has been employed by SEPCO since 1975 in various capacities, including Staff Accountant, Controller, Vice President/Finance and President. Mr. Little gives our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides leadership skills and knowledge of our local community and business environment, which he has gained through his long career with DXP and its predecessor companies.

Mac McConnell. Mr. McConnell was elected Senior Vice President/Finance and Chief Financial Officer in September 2000. From February 1998 until September 2000, Mr. McConnell served as Senior Vice President, Chief Financial Officer and a director of Transportation Components, Inc., a NYSE-listed distributor of truck parts. From December 1992 to February 1998, he served as Chief Financial Officer of Sterling Electronics Corporation, a NYSE-listed electronics parts distributor, which was acquired by Marshall Industries, Inc. in 1998. From 1990 to 1992, Mr. McConnell was Vice President-Finance of Interpak Holdings, Inc., a publicly-traded company involved in packaging and warehousing thermoplastic resins. From 1976 to 1990, he served in various capacities, including as a partner, with Ernst & Young LLP.

David C. Vinson. Mr. Vinson was elected Senior Vice President/Innovative Pumping Solutions in January 2006. He served as Senior Vice President/Operations of DXP from October 2000 to December 2005. From 1996 until October 2000, Mr. Vinson served as Vice President/Traffic, Logistics and Inventory. Mr. Vinson has served in various capacities with DXP since his employment in 1981.

John J. Jeffery. Mr. Jeffery was elected Senior Vice President of Supply Chain Services and Marketing in June 2010. Mr. Jeffery joined the Company 1991 when DXP acquired T. L. Walker. He has served in various capacities with DXP since his employment, including sales representative, branch and area management, Vice President of Marketing, Sales Vice President for the Gulf Coast Region and Senior Vice President of Sales & Marketing.

Todd Hamlin. Mr. Hamlin was elected Senior Vice President of DXP Service Centers in June of 2010. Mr. Hamlin joined the Company in 1995. From February 2006 until June 2010 he served as Regional Vice President of the Gulf Coast Region. Prior to serving as Regional Vice President of the Gulf Coast Region he served in various capacities, including application engineer, product specialist and sales representative. From April 2005 through February 2006, Mr. Hamlin worked as a sales manager for the UPS Supply Chain Services division of United Parcel Service, Inc. He holds a Bachelors of Science in Industrial Distribution from Texas A&M University and a Master in Distribution from Texas A&M University. Mr. Hamlin serves on the Advisory Board for Texas A&M’s Master in Distribution degree program.

Kent Yee. Mr. Yee currently serves as Senior Vice President Corporate Development and leads DXP's mergers and acquisitions, business integration and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions and most recently as Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply.  Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 34 transactions including more than $885 million in M&A and $2.8 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

Wayne Crane. Wayne Crane currently serves as Senior Vice President and Chief Information Officer and leads DXP's information technology and telecommunications activities. Joining DXP in August 2011, Mr. Crane offers 25 years experience directing business and technology transformation for Fortune 1000 corporations and other technology based companies. Prior to DXP, Mr. Crane served as Chief Information Officer for CDS Global, a global technology solutions provider and wholly owned subsidiary of the Hearst Corporation. Until 2008, Mr. Crane served as CIO for the Attachmate/NetIQ, a publically traded systems and security management software company, where he was responsible for all technology efforts, including several business and product lines. Previously, Mr. Crane managed global technology efforts for BJ Services Company, a publicly traded oilfield services company. Mr. Crane holds a Master of Computer Science degree and an MBA.

Gary Messersmith. Mr. Messersmith serves as Senior Vice President and General Counsel of DXP Enterprises, Inc. Mr. Messersmith joined DXP on January 1, 2013 after practicing law for more than 38 years with Looper Reed & McGraw and prior to that with Fouts & Moore. During this period, Mr. Messersmith’s practice included corporate, real estate and oil and gas matters. From 1982 until 2001, Gary served as Managing Partner of Fouts & Moore. Since 1995, Gary has represented DXP in the acquisition of more than 27 companies and he has provided legal services to DXP in various other areas. Gary obtained his Bachelor of Science Degree in Finance from Indiana University in 1971 and his J.D. from South Texas School of Law in 1975.

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

ITEM 1A. Risk Factors

Investing in DXP involves risk. In deciding whether to invest in DXP, you should carefully consider the following risk factors. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect DXP. These factors should be considered carefully together with the other information contained in this report and the other reports and materials filed by us with the Securities and Exchange Commission. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our results of operations, liquidity and financial condition.

Decreased capital expenditures in the energy industry can adversely impact our customers’ demand for our products and services.

A significant portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital expenditures in connection with the upstream, midstream, and downstream phases in the energy industry. Therefore, a significant decline in oil or natural gas prices could lead to a decrease in our customers’ capital and other expenditures and could adversely affect our revenues.

Demand for our products could decrease if the manufacturers of those products sell them directly to end users.

Typically, MRO products have been purchased through distributors and not directly from the manufacturers of those products. If customers were to purchase our products directly from manufacturers, or if manufacturers sought to increase their efforts to sell directly to end users, we could experience a significant decrease in sales and earnings.

Changes in our customer and product mix, or adverse changes to the cost of goods we sell, could cause our gross margin percentage to fluctuate, or decrease and we may not be able to maintain historical margins.

Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customers.

We rely upon third-party transportation providers for our merchandise shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver products on a timely basis.

We rely upon independent third-party transportation providers for our merchandise shipments, including shipments to and from all of our service centers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, labor availability, labor strikes and inclement weather, which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. In addition, we may not be able to obtain favorable terms as we have with our current third-party transportation providers.

Adverse weather events or natural disasters could negatively disrupt our operations.

Certain areas in which we operate are susceptible to adverse weather conditions or natural disasters, such as hurricanes, tornadoes, floods and earthquakes. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees.

We cannot predict whether or to what extent damage caused by these events will affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our purchasing or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of these events.

The loss of or the failure to attract and retain key personnel could adversely impact our results of operations.

The loss of the services of any of the executive officers of the Company could have a material adverse effect on our financial condition and results of operations. In addition, our ability to grow successfully will be dependent upon our ability to attract and retain qualified management and technical and operational personnel. The failure to attract and retain such persons could materially adversely affect our financial condition and results of operations.

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

We are subject to various government regulations.

We are subject to laws and regulations in every jurisdiction where we operate. Compliance with laws and regulations increase our cost of doing business. We are subject to a variety of laws and regulations, including without limitation import and export requirements, the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on our foreign subsidiaries), data privacy requirements, labor laws and anti-competition regulations. We are also subject to audits and inquiries in the ordinary course of business. Changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Although we have implemented policies and procedures designed to comply with laws and regulations, there can be no assurance that employees, contractors or agents will not violate such laws and regulations. Any such violations could individually or in the aggregate materially adversely affect our financial condition or results of operations.

We are subject to environmental, health and safety laws and regulations.

We are subject to federal, state, local, foreign and provincial environmental, health and safety laws and regulations. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. The failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures.

A general slowdown in the economy could negatively impact DXP’s sales growth.

Economic and industry trends affect DXP’s business. Demand for our products is subject to economic trends affecting our customers and the industries in which they compete in particular. Many of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, demand for our products could be adversely impacted by changes in the markets of our customers. We traditionally do not enter into long-term contracts with our customers.

Risks Associated With Conducting Business in Foreign Countries

We conduct a meaningful amount of business outside of the United States of America. We could be adversely affected by economic, legal, political and regulatory developments in countries that we conduct business in. We have meaningful operations in Canada in which the functional currency is denominated in Canadian dollars. As the value of currencies in foreign countries in which we have operations increase or decrease related to the U.S. dollar, the sales, expenses, profits, losses assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly.

The trading price of our common stock may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this and other periodic reports, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could adversely affect our business.

Our future results will be impacted by our ability to implement our internal growth strategy.

Our future results will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas, selling additional products to existing customers and adding new customers. Our ability to implement this strategy will depend on our success in selling more products and services to existing customers, acquiring new customers, hiring qualified sales persons, and marketing integrated forms of supply management such as those being pursued by us through our SmartSourceSM program. Although we intend to increase sales and product offerings to existing customers, there can be no assurance that we will be successful in these efforts. Additionally, we sell products and services in very competitive markets. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability. Consolidation in our industry could heighten the impacts of competition on our business and results of operations discussed above. The fact that we do not traditionally enter into long-term contracts with our suppliers or customers may provide opportunities for our competitors.

We are subject to personal injury and product liability claims involving allegedly defective products.

A variety of products we distribute are used in potentially hazardous applications that can result in personal injury and product liability claims. A catastrophic occurrence at a location where the products we distribute are used may result in us being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture the products, and applicable law may render us liable for damages without regard to negligence or fault.

Risks Associated With Acquisition Strategy

Our future results will depend in part on our ability to successfully implement our acquisition strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and stock price. This strategy includes taking advantage of a consolidation trend in the industry and effecting acquisitions of businesses with complementary or desirable product lines, strategic distribution locations, attractive customer bases or manufacturer relationships. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the need for regulatory (including antitrust) approvals and the availability of affordable funding in the capital markets. In addition, competition for acquisitions in our business areas is significant and may result in higher purchase prices.

Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions. In addition, acquisitions involve a number of special risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key personnel of the acquired business, difficulties in integrating operations, technologies, services and personnel of acquired companies, potential loss of customers of acquired companies, preserving business relationships of the acquired companies, risks associated with unanticipated events or liabilities, and expenses associated with obsolete inventory of an acquired business, some or all of which could have a material adverse effect on our business, financial condition and results of operations. Our ability to grow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings.

Risks Related to Acquisition Financing

We may need to finance acquisitions by using shares of Common Stock for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, if available, to maintain our acquisition program. These cash resources may include borrowings under our credit agreement or equity or debt financings. Our current credit agreement with our bank lenders contains certain restrictions that could adversely affect our ability to implement and finance potential acquisitions. Such restrictions include provisions which limit our ability to merge or consolidate with, or acquire all or a substantial part of the properties or capital stock of, other entities without the prior written consent of the lenders. There can be no assurance that we will be able to obtain the lender’s consent to any of our proposed acquisitions. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

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

Ability to Refinance

We may not be able to refinance existing debt or the terms of any refinancing may not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant payments come due.

Goodwill and intangible assets recorded as a result of our acquisitions could become impaired.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets.  As of December 31, 2012, our combined goodwill and intangible assets amounted to $209 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

Risks Associated with Insurance

In the ordinary course of business we at times may become the subject of various claims, lawsuits or administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to acquisition. The products we distribute are subject to inherent risks that could result in personal injury, property damage, pollution, death or loss of production. Any defects in the products we distribute could result in personal injury, death, property damage, pollution or loss of production.

We maintain insurance to cover potential losses, and we are subject to various deductibles and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. In cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage which could make uncertain the timing and amount of any possible insurance recovery.

Risks Associated with Cyber-Security

Through our sales channels, and electronic communications with customers generally, we collect and maintain confidential information that customers provide to us in order to purchase products or services. We also acquire and retain information about suppliers and employees in the normal course of business. Computer hackers may attempt to penetrate our information systems or our vendors' information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information. In addition, one of our employees, contractors or other third party may attempt to circumvent security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of information could expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition and results of operations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own our headquarters facility in Houston, Texas, which has approximately 48,000 square feet of office space. At December 31, 2012, we had approximately 154 facilities which contained 153 services centers, 7 distribution centers and 8 fabrication facilities.

The Service Centers segment owns or leases 153 service center facilities. Of these facilities, 126 are located in the U.S. in 38 states and 26 are located in 7 Canadian provinces and 1 in Sonora, Mexico. All of the distribution centers are located in the U.S., specifically in California, Georgia, Illinois, Massachusetts, Montana, Nebraska, and Texas. The Innovative Pumping Solutions segment operates out of 8 facilities located in 4 states in the U.S. The Supply Chain Services segment operates supply chain installations in 61 of our customers’ facilities in 28 U.S. states.

Our owned facilities range from 5,000 square feet to 48,000 square feet in size. We lease facilities for terms generally ranging from one to fifteen years. The leased facilities range from 1,500 square feet to 170,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

ITEM 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the outcome of any of these various proceedings will not have a material adverse effect on its business, cash flows, financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.  Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Market under the stock symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2012
Fourth Quarter	$ 51.68	$ 42.11
Third Quarter	$ 49.85	$ 38.25
Second Quarter	$ 50.35	$ 36.76
First Quarter	$ 45.90	$ 31.78

2011
Fourth Quarter	$ 33.58	$ 17.01
Third Quarter	$ 27.81	$ 17.89
Second Quarter	$ 26.71	$ 22.01
First Quarter	$ 24.99	$ 18.43

On March 7, 2013, we had approximately registered 463 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”.

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

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US). The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2007 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2012:

Plan category	Number of Shares to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	210,330	$26.85	191,627(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	210,330	$26.85	191,627(1)
(1) Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan.

Unregistered Shares

DXP issued 19,685 unregistered shares of DXP Common Stock as part of the consideration for the May 1, 2012 acquisition of Industrial Paramedic Services. The unregistered shares were issued to the stockholder of Industrial Paramedic Services. We relied on Section 4(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation.  In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Repurchases of Common Stock

The following table provides information about the Company's purchases of shares of the Company's common stock during the fourth quarter of 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1, 2012 through October 31, 2012	-	$ -	-	-
November 1, 2012 through November 30, 2012	30,000	$47.25	30,000	-
December 1, 2012 through December 31, 2012	20,000	$47.86	20,000	-
Totals	50,000	$47.49	50,000	123,700
On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 76,300 shares under this authorization through December 31, 2012.

Stock Split

On September 8, 2008, the Company’s Board of Directors approved a two-for-one stock split (effected in the form of a dividend by issuing one additional share of common stock for each issued share of common stock) which was paid on September 30, 2008 to shareholders of record at the close of business on September 22, 2008. All prior period share and per share amounts set forth in this report, including earnings per share, dividends per share and the weighted average number of shares outstanding for basic and dilutive earnings per share for each respective period, have been adjusted to reflect the stock split.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2012 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2012	2011	2010	2009(2)	2008 Restated(1)
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 1,097,110	$ 807,005	$ 656,202	$ 583,226	$ 736,883
Gross Profit	319,091	231,836	188,395	151,414	206,988
Operating income (loss)	90,522	55,485	37,091	(49,332)	48,191
Income (loss) before income taxes	85,009	51,995	32,132	(54,482)	42,284
Net income (loss)	50,985	31,437	19,381	(42,412)	25,887
Per share amounts
Basic earnings (loss) per common share	$ 3.54	$ 2.19	$ 1.40	$ (3.24)	$ 1.99
Common shares outstanding	14,374	14,301	13,821	13,117	12,945
Diluted earnings (loss) per share	$ 3.35	$ 2.08	$ 1.32	$ (3.24)	$ 1.87
Common and common equivalent shares outstanding	15,214	15,141	14,821	13,117	13,869

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

Consolidated Balance Sheet Data	As of December 31,

	2012	2011	2010	2009	2008
Total assets	$569,732	$ 405,338	$ 320,624	$ 270,927	$ 397,856
Long-term debt obligations	216,339	114,205	103,621	102,916	154,591
Shareholders’ equity	208,493	156,675	124,120	90,213	130,188

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained within Item 8 of this Report. Management’s Discussion and Analysis uses forward-looking statements as described previously in our Disclosure Regarding Forward-Looking Statements.

General Overview

Our products and services are marketed in the United States, Canada, and Mexico to over 50,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and Canada, and global and micro-economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

During 2008, the general economy weakened. However, the oil and gas exploration and production business continued to be positive during the first half of 2008, before declining during the second half of 2008. During 2008 our headcount increased by 18% primarily as a result of three acquisitions. Sales by the three businesses acquired in 2008 accounted for $33.4 million of 2008 sales. Sales by three businesses acquired in 2007 accounted for $200.4 million of 2008 sales. Excluding sales of businesses acquired in 2007 and 2008, on a same store sales basis, 2008 sales increased 13.2%. This increase resulted from a broad-based increase in sales by our Service Centers, Innovative Pumping Solutions locations and Supply Chain locations.

During 2009, the general economy and the oil and gas exploration and production business declined significantly. During 2009, our headcount decreased by approximately 10% as a result of actions taken to reduce operating costs. Sales for 2009 declined by 21% from 2008. Sales by businesses acquired during 2008 accounted for $36.1 million of 2009 sales. Excluding these sales by acquired businesses, sales declined by 26% from 2008. The 2009 sales decline is primarily due to a broad-based decline in the sales of pumps, bearings, safety products and industrial supplies in connection with a broad-based decline in the U.S. economy. This economic decline led to the impairment of our goodwill and other intangibles. During the fourth quarter of 2009 the Company recognized an impairment charge of $53.0 million for goodwill and other intangibles and an impairment charge of $13.8 million to reduce the valuation of inventory acquired in the 2007 acquisition of Precision Industries, Inc. The impairment charges did not result in any cash expenditures, did not adversely affect compliance with covenants under our credit facility, and did not affect our cash position or cash flows from operating activities.

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

During 2012, the general economy and the oil and gas exploration and production business remained positive. Our employee headcount increased by 35% primarily as a result of multiple acquisitions and hiring additional personnel to support increased sales. Sales for the year ended December 31, 2012 increased $290.1 million, or 35.9%, to $1,097.1 million from $807.0 million in 2011. Sales by businesses acquired in 2012 accounted for $86.3 million of 2012 sales. Sales by businesses acquired in 2011 accounted for $107.7 million of 2012 sales, on a same store sales basis. Excluding 2012 sales of $194.0 million by businesses acquired in 2011 and 2012, on a same store sales basis, sales increased 11.9% from 2011. The majority of this 11.9% sales increase came from a broad-based increase in sales of pumps, bearings, safety products and industrial supplies to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

Our sales growth strategy in recent years has focused on internal growth and acquisitions. Key elements of our sales strategy include leveraging existing customer relationships by cross-selling new products, expanding product offerings to new and existing customers, and increasing business-to-business solutions using system agreements and supply chain solutions for our integrated supply customers. We will continue to review opportunities to grow through the acquisition of distributors and other businesses that would expand our geographic reach and/or add additional products and services. Our results will depend on our success in executing our internal growth strategy and, to the extent we complete any acquisitions, our ability to integrate such acquisitions effectively.

Our strategies to increase productivity include consolidated purchasing programs, centralizing product distribution centers, and customer service and inside sales functions, converting selected locations from full warehouse and customer service operations to service centers, and using information technology to increase employee productivity.

Results of Operations

	Years Ended December 31,

	2012	%	2011	%	2010	%
	(in millions, except percentages and per share amounts)

Sales	$ 1,097.1	100.0	$ 807.0	100.0	$ 656.2	100.0
Cost of sales	778.0	70.9	575.2	71.3	467.8	71.3
Gross profit	319.1	29.1	231.8	28.7	188.4	28.7
Selling, general & administrative expense	228.6	20.8	176.3	21.9	151.3	23.1
Operating income	90.5	8.3	55.5	6.8	37.1	5.6
Interest expense	5.6	0.5	3.5	0.4	5.2	0.8
Other expense (income)	(0.1)	-	-	-	(0.2)	-
Income before income taxes	85.0	7.8	52.0	6.4	32.1	4.8
Provision for income taxes	34.0	3.1	20.6	2.5	12.7	1.9
Net income	$ 51.0	4.7	$ 31.4	3.9	$ 19.4	2.9
Per share
Basic earnings per share	$ 3.54		$ 2.19		$ 1.40
Diluted earnings per share	$ 3.35		$ 2.08		$ 1.32

DXP is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). The Service Centers are engaged in providing maintenance, repair and operating (MRO) products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment manages all or part of our customer’s supply chain, including inventory. The IPS segment fabricates and assembles custom-made integrated pump system packages.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

SALES. Sales for the year ended December 31, 2012 increased $290.1 million, or 35.9%, to approximately $1,097.1 million from $807.0 million in 2011. Sales by businesses acquired in 2012 accounted for $86.3 million of 2012 sales. Sales by businesses acquired in 2011 accounted for $107.7 million of the 2012 increase, on a same store sales basis. Excluding 2012 sales of $194.0 million by businesses acquired in 2011 and 2012, on a same store sales basis, sales increased by $96.1 million, or 11.9% from 2011. The majority of this 11.9% sales increase came from a broad-based increase in sales of pumps, bearings, safety products and industrial supplies to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

GROSS PROFIT. Gross profit as a percentage of sales increased to 29.1% for 2012 compared to 28.7% for the prior corresponding period primarily as a result of increased gross profit percentages experienced by our Innovative Pumping Solutions and Supply Chain Services segments.  Supply Chain Services’ gross profit percentage increased primarily as a result of a change in customer mix. The increase in gross profit percentage in the IPS segment was primarily related to stronger demand for IPS products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 2012 increased by approximately $52.3 million, or 29.7%, when compared to 2011. Selling, general and administrative expense by businesses acquired in 2012 was $24.3 million. Selling, general and administrative expense for acquisitions that occurred in 2011 accounted for $19.3 million of the 2012 increase, on a same store sales basis. Excluding 2012 expenses of $43.6 million by businesses acquired in 2011 and 2012, on a same store sales basis, the increase primarily related to increased salaries, commissions, health claims and insurance premiums. As a percentage of sales, the 2012 expense decreased to 20.8% from 21.9%, primarily as a result of economies of scale.

OPERATING INCOME. Operating income for 2012 increased $35.0 million from $55.5 million to $90.5 million, or 63.1%, compared to the prior corresponding period. The increase is primarily related to the combination of the 35.9% increase in sales, the increase in gross profit as a percentage of sales, and selling, general and administrative expense increasing only 29.7% compared to the 35.9% increase in sales.

INTEREST EXPENSE. Interest expense for 2012 increased by $2.1 million, or 58%, from 2011. Approximately $0.7 million of this increase resulted from fully amortizing the debt issuance costs of the old credit facility which was replaced on July 11, 2012. The remainder of the increase in interest expense was primarily the result of increased borrowings used to acquire businesses.

INCOME TAXES. Our provision for income taxes differed from the U. S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. Our effective tax rate for 2012 of 40% increased from 39.5% from the prior corresponding period, primarily as a result of non-deductible fees associated with acquisitions.

SERVICE CENTERS SEGMENT. Sales for the Service Centers increased $218.8 million, or 39.1% from the prior corresponding period. Sales by businesses acquired in 2012 accounted for $86.3 million of 2012 sales. Sales by businesses acquired in 2011 accounted for $95.6 million of the 2012 increase, on a same store sales basis. Excluding 2012 sales of $181.9 million by businesses acquired 2011 and 2012, on a same stores sales basis, Service Centers’ sales increased $36.9 million, or 6.6%, on a same stores sales basis, from the prior corresponding period. This sales increase is primarily due to continued improvement in the manufacturing and oil and gas portions of the U.S. economy. Operating income for the Service Centers segment increased $24.4 million, or 37.9%. Excluding 2011 and 2012 acquisitions, operating income increased $8.3 million, or 12.8%, on a same stores sales basis, from the prior corresponding period. This increase was primarily attributable to the increased sales mentioned above.

SUPPLY CHAIN SERVICES SEGMENT. Sales for Supply Chain Services increased by $11.8 million, or 8.2%, in 2012 compared to the prior corresponding period. None of the 2012 acquisitions contributed sales to this segment. Sales by businesses acquired in 2011 accounted for $12.1 million of 2012 sales, on a same store sales basis. The segment experienced a $0.4 million decrease in sales on a same store sales basis. The decrease is primarily due to reduced sales to customers in the trucking and military related industries. Operating income for the SCS segment increased by $4.0 million, or 47.8%, compared to the prior corresponding period. Excluding 2011 and 2012 acquisitions, operating income increased $3.1 million, or 36.8%, on a same stores sales basis from the prior corresponding period. This increase was due to an increase in gross profit percentage and a decrease in sales, general and administrative costs related to a reduction in administrative headcount.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for Innovative Pumping Solutions increased by $59.5 million, or 58.2%, in 2012 compared to the prior corresponding period. The sales increase resulted from increased  capital spending by our oil and gas and mining customers. Operating income for the IPS segment increased $15.2 million, or 89.7%, primarily as a result of the 58.2% increase in sales combined with an increased gross profit percentage.

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

SERVICE CENTERS SEGMENT. Sales for Service Centers increased $107.5 million, or 23.7%. Excluding $9.1 million of first quarter 2011 Quadna Service Centers segment sales, first eleven months of 2011 sales by D&F of $23.2 million and $5.9 million of fourth quarter 2011 KC Service Centers segment sales, Service Center segment sales for 2011 increased 15.3% from 2010, on a same store sales basis. This sales increase is primarily due to improvement in the oil and gas and manufacturing portions of the U.S. economy. Operating income for the Service Centers segment increased 27.6%, primarily as a result of the 23.7% increase in sales combined with an increase in gross profit as a percentage of sales.

SUPPLY CHAIN SERVICES SEGMENT. Sales for Supply Chain Services increased by $18.0 million, or 14.2%, for 2011 when compared to 2010. Excluding KC SCS segment sales of $5.9 million, SCS segment sales for 2011 increased 9.5% from 2010, on a same store sales basis. Operating income for the SCS segment increased 18.7% primarily as a result of the 14.2% increase in sales for this segment.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for Innovative Pumping Solutions increased by $25.3 million, or 32.8% for 2011 when compared to 2010. Excluding first quarter 2011 Quadna IPS sales of $3.3 million, IPS sales for 2011 increased 28.5% from 2010, on a same store sales basis. The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment increased 63.7% as a result of the 32.8% increase in sales combined with relatively consistent selling, general and administrative expenses.

Pro Forma Results

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2012 and 2011, assuming the acquisitions of businesses completed in 2012 were consummated as of January 1, 2011 follows:

Years Ended December 31,
	2012	2011
(unaudited) (in millions, except for per share data)
Net sales	$ 1,177.1	$ 1,062.5
Net income	$ 54.0	$ 41.4
Per share data
Basic Earnings	$ 3.75	$ 2.88
Diluted Earnings	$ 3.55	$ 2.72

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2010 and 2011, assuming the acquisitions of businesses completed in 2011 were consummated as of January 1, 2010 follows:

Years Ended December 31,
	2012	2011
(unaudited) (in millions, except for per share data)
Net sales	$ 903.2	$ 778.3
Net income	$ 35.5	$ 22.9
Per share data
Basic Earnings	$ 2.48	$ 1.65
Diluted Earnings	$ 2.35	$ 1.56

Liquidity and Capital Resources

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology, warehouse equipment and capital expenditures for our safety products and services category. We also require cash to pay our lease obligations and to service our debt.

We generated approximately $51.2 million of cash in operating activities in 2012 as compared to generating $25.8 million in 2011. This change between the two years was primarily attributable to the $19.5 million increase in net income.

During 2012 we paid $106.0 million in cash, net of $12.4 million of cash acquired, for seven businesses acquired during 2012 and $38.9 million for an acquisition that occurred in late 2011 compared to paying $18.4 million in cash related to the purchase of two businesses during 2011.

We purchased approximately $14.1 million of capital assets during 2012 compared to $4.1 million for 2011. Capital expenditures during 2012 were related primarily to transportation equipment, computer equipment, computer software, production equipment, inventory handling equipment, safety rental equipment and building improvements. Capital expenditures for 2013 are expected to be lower than the 2012 amount.

At December 31, 2012, our total long-term debt, including the current portion, was $238.4 million compared to total capitalization (total long-term debt plus shareholders’ equity) of $446.9 million. Approximately $234.5 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $4.7 million.

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

During 2012, the amount available to be borrowed under our credit facility increased from $78.2 million at December 31, 2011, to $109.5 million at December 31, 2012. The increase in availability is primarily the result of the terms of the new credit facility. We believe that the liquidity of our balance sheet and credit facility at December 31, 2012, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2013.

Credit Facility

On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). The Facility consists of a $130 million term loan and a revolving credit facility that provides a $262.5 million line of credit to the Company as of December 31, 2012.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the $130 million term loan component are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 basis points higher than they were immediately prior to the acquisition. Approximately $0.7 million of debt issuance costs associated with the prior credit facility were expensed in the third quarter of 2012.

On December 31, 2012, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.75%, the prime based rate of the Facility was prime plus 0.75%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 2.00% and the commitment fee was 0.30%. At December 31, 2012, $226.5 million was borrowed under the Facility at a weighted average interest rate of approximately 2.11% under the LIBOR options and $8.0 million was borrowed at 3.75% under the prime option. At December 31, 2012, the Company had $109.5 million available for borrowing under the Facility.

The Facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At December 31, 2012, the Company’s Leverage Ratio was 1.87 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2012, the Company's Consolidated Fixed Charge Coverage Ratio was 3.10 to 1.00.

Asset Coverage Ratio –The credit facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At December 31, 2012, the Company's Asset Coverage Ratio was 2.04 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of December 31, 2012 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2012	Leverage Ratio

Income before taxes	$ 85,009
Interest expense	5,560
Depreciation and amortization	18,082
Stock compensation expense	1,955
Pro forma acquisition EBITDA	16,542
Other adjustments	913
(A) Defined EBITDA	$ 128,061

As of December 31, 2012
Total long-term debt	$ 238,396
Letters of credit outstanding	476
(B) Defined indebtedness	$ 238,872

Leverage Ratio (B)/(A)	1.87

Borrowings (in thousands):

	December 31, 2012(3)	December 31, 2011(3)	Increase (Decrease)

Current portion of long-term debt	$ 22,057	$ 694	$ 21,363
Long-term debt, less current portion	216,339	114,205	102,134
Total long-term debt	$ 238,396	$ 114,899	$ 123,497(2)
Amount available	$ 109,530(1)	$ 78,201(1)	$ 31,329
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The funds obtained from the increase in debt were primarily used to fund acquisitions.
(3) Borrowings as of December 31, 2011 were primarily under the Company’s previous credit facility which was terminated and replaced with the current credit facility on July 11, 2012.

Performance Metrics (in days):

	Three Months Ended December 31,
	2012	2011	Increase (Decrease)

Days of sales outstanding	57.2	56.8	0.4
Inventory turns	8.0	6.6	1.4

Accounts receivable days of sales outstanding were 57.2 days at December 31, 2012 compared to 56.8 days at December 31, 2011. The slight increase resulted from higher than average days of sales outstanding at our 2012 business acquisitions. However, this increase was partially offset by improvements on days of sales outstanding excluding 2012 and 2011 acquisitions on a same store sales basis. Inventory turns were 8.0 at December 31, 2012 and 6.6 at December 31, 2011. The increase in inventory turns primarily resulted from the acquisitions of Industrial Paramedic Services and HSE which have very little inventory.

Funding Commitments

We believe our cash generated from operations and available under our credit facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt outside of our credit facility or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to obtain additional financing on attractive terms, if at all. Refer to footnote number two in Contractual Obligations table below.

Share Repurchases

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions.

During 2012, DXP purchased 76,300 shares of DXP’s common stock at an average price per share of $44.82 under this authorization.

During 2011, DXP repurchased 65,171 shares of DXP's common stock in non-open market transactions at an average price per share of $22.18.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2012 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period

	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$ 22,057	$ 57,438	$158,901	$ -	$ 238,396
Operating lease obligations	17,904	25,927	13,132	8,721	65,684
Estimated interest payments (2)	2,815	3,823	1,048	-	7,686
Total	$ 42,776	$ 87,188	$173,081	$ 8,721	$ 311,766
(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2012. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under the Facility fluctuate. The amounts of interest incurred for borrowings under the revolving lines of credit were approximately $4.9 million, $3.0 million and $2.3 million for the years ended, 2010, 2011 and 2012, respectively. Management anticipates an increased level of interest payments on the Facility in 2013 as a result of expected increased borrowings to fund expected acquisitions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we were not involved in any unconsolidated SPE transactions, nor did we have any other off-balance sheet arrangements.

Indemnification

In the ordinary course of business, DXP enters into contractual arrangements under which DXP may agree to indemnify customers from any losses incurred relating to the services we perform. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnities have been immaterial.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP. Below is a discussion of what we believe are our critical accounting policies.

Foreign Currency

The financial statements of the Company’s Canadian subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss) in the statements of consolidated comprehensive income.

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

The principal estimated useful lives used in determining depreciation are as follows:

Buildings	20-39 years
Building improvements	10-20 years
Furniture, fixtures and equipment	3-20 years
Leasehold improvements	Shorter of estimated useful life or related lease term

Goodwill and Other Intangible Assets

Assets acquired and liabilities assumed in a business acquisition are recorded at fair value on the date of the acquisition. Purchase consideration in excess of the aggregate fair value of acquired net assets is allocated to goodwill. The total amount of goodwill arising from an acquisition may be assigned to one or more reporting units when other reporting units are expected to benefit from synergies of the combination. The method of assigning goodwill to reporting units shall be reasonable and supportable and applied in a consistent manner and may involve estimates and assumption.

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

The Company’s goodwill impairment assessment first requires evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. No impairment of goodwill was required in 2012, 2011 or 2010.

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

For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided, and collectability is reasonably assured. Revenues are recorded net of sales taxes.

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

Stock-based Compensation

The Company uses restricted stock for stock-based compensation programs. The Company measures compensation cost with respect to equity instruments granted as stock-based payments to employees based upon the estimated fair value of the equity instruments at the date of the grant. The cost as measured is recognized as expense over the period which an employee is required to provide services in exchange for the award.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2012, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.3 million. Also see “Risk Factors,” included in Item 1A of this report for additional risk factors associated with our business.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate Long- term Debt	$1,432	$1,432	$1,006	-	-	-	$3,870	$3,870
Average Interest Rate	5.00%	5.00%	5.00%	-	-	-
Floating Rate Long-term Debt	$20,625	$24,063	$30,937	$34,376	$124,525	-	$234,526	$234,526
Average Interest Rate (1)	2.17%	2.17%	2.17%	2.17%	2.17%
Total Maturities	$22,057	$25,495	$31,943	$34,376	$124,525	-	$238,396	$238,396
(1) Assumes weighted average floating interest rates in effect at December 31, 2012.

ITEM 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc., and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DXP Enterprises, Inc., and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Hein & Associates LLP
Houston, Texas

March 11, 2013

Report Of Independent Registered Public Accounting Firm on Internal Controls

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc., and Subsidiaries
Houston, Texas

We have audited DXP Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  DXP Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, DXP Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DXP Enterprises, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2012. Our report thereon dated March 11, 2013 expressed an unqualified opinion.

Hein & Associates LLP
Houston, Texas

March 11, 2013

MANAGEMENT’S REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2012, have issued an attestation report on the Company’s internal control over financial reporting, which appears on page 36.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls with the participation of its principal executive and principal financial officers. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in the COSO Framework.

/s/ David R. Little                                                                             /s/ Mac McConnell
David R. Little                                                                                                Mac McConnell
Chairman of the Board and Chief Executive Officer                                  Senior Vice President/Finance and Chief Financial Officer

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$ 10,455	$ 1,507
Trade accounts receivable, net of allowances for doubtful accounts
of $7,204 in 2012 and $6,202 in 2011	174,832	137,024
Inventories, net	101,422	93,901
Prepaid expenses and other current assets	3,811	2,230
Deferred income taxes	5,182	4,539
Total current assets	295,702	239,201
Property and equipment, net	58,713	16,911
Goodwill	145,788	101,764
Other intangible assets, net of accumulated amortization of $31,699 in 2012 and $26,175 in 2011	63,189	43,194
Non-current deferred income taxes	-	1,588
Other long-term assets	6,340	2,680
Total assets	$ 569,732	$ 405,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 22,057	$ 694
Trade accounts payable	74,356	62,123
Outstanding checks related to acquisition	-	36,697
Accrued wages and benefits	15,216	12,713
Federal income taxes payable	1,696	2,409
Customer advances	2,996	3,767
Other current liabilities	12,131	16,055
Total current liabilities	128,452	134,458
Long-term debt, less current maturities	216,339	114,205
Non-current deferred income taxes	16,448	-
Commitments and Contingencies (Notes 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2012); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2012); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,118,348 in 2012 and 14,118,220 in 2011 shares issued	141	141
Additional paid-in capital	78,554	75,204
Retained earnings	133,590	82,695
Accumulated other comprehensive income	1,059	64
Treasury stock, at cost (141,471 shares at December 31, 2012 and 65,171 shares at December 31, 2011)	(4,867)	(1,445)
Total shareholders’ equity	208,493	156,675
Total liabilities and shareholders’ equity	$ 569,732	$ 405,338

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010

Sales	$ 1,097,110	$ 807,005	$ 656,202
Cost of sales	778,019	575,169	467,807
Gross profit	319,091	231,836	188,395
Selling, general and administrative expense	228,569	176,351	151,304
Operating income	90,522	55,485	37,091
Other (income) expense	(47)	(28)	(249)
Interest expense	5,560	3,518	5,208
Income before income taxes	85,009	51,995	32,132
Provision for income taxes	34,024	20,558	12,751
Net income	50,985	31,437	19,381
Preferred stock dividend	90	90	90
Net income attributable to common shareholders	$ 50,895	$ 31,347	$ 19,291

Net income	$ 50,985	$ 31,437	$ 19,381
Gain from interest rate swap, net of income taxes	-	-	26
Gain on long-term investment, net of income taxes	378	64	-
Cumulative translation adjustment, net of income taxes	617	-	-
Comprehensive income	$ 51,980	$ 31,501	$ 19,407

Basic earnings per share	$ 3.54	$ 2.19	$ 1.40
Weighted average common shares outstanding	14,374	14,301	13,821
Diluted earnings per share	$ 3.35	$ 2.08	$ 1.32
Weighted average common shares and common equivalent shares outstanding	15,214	15,141	14,821

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCES AT DECEMBER 31, 2009	$ 1	$ 15	$ 129	$58,037	$32,057	$ -	$(26)	$90,213
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	973	-	-	-	973
Net gain on interest rate swap for comprehensive income	-	-	-	-	-	-	26	26
Issuance of 498,730 shares in connection with acquisitions	-	-	5	7,061	-	-	-	7,066
Issuance of 493,791 shares upon conversion of notes to common stock	-	-	5	6,206	-	-	-	6,211
Exercise of stock options and vesting of restricted stock for 149,886 shares of common stock	-	-	1	339	-	-	-	340
Net income	-	-	-	-	19,381	-	-	19,381
BALANCES AT DECEMBER 31, 2010	$ 1	$ 15	$ 140	$72,616	$51,348	$ -	$ -	$124,120
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,256	-	-	-	1,256
Net gain on long-term investment for comprehensive income	-	-	-	-	-	-	64	64
Issuance of 35,714 shares in connection with acquisitions	-	-	-	1,143	-	-	-	1,143
Vesting of restricted stock for 68,069 shares of common stock	-	-	1	189	-	-	-	190
Acquisition of 65,171 shares of treasury stock	-	-	-	-	-	(1,445)	-	(1,445)
Net income	-	-	-	-	31,437	-	-	31,437
BALANCES AT DECEMBER 31, 2011	$ 1	$ 15	$ 141	$75,204	$82,695	$(1,445)	$ 64	$156,675
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,955	-	-	-	1,955
Net gain on long-term investment for comprehensive income	-	-	-	-	-	-	378	378
Issuance of 19,685 shares in connection with an acquisition	-	-	-	946	-	-	-	946
Vesting of restricted stock for 75,419 shares of common stock	-	-	-	449	-	-	-	449
Acquisition of 76,300 shares of treasury stock	-	-	-	-	-	(3,422)	-	(3,422)
Cumulative translation adjustment	-	-	-	-	-	-	617	617
Net income	-	-	-	-	50,985	-	-	50,985
BALANCES AT DECEMBER 31, 2012	$ 1	$ 15	$ 141	$78,554	$133,590	$(4,867)	$ 1,059	$208,493

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 50,985	$ 31,437	$ 19,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,196	3,510	3,744
Amortization of intangible assets	10,886	6,572	5,824
Gain on sale of equipment	-	-	(188)
Write-off of debt issuance costs	654	-	-
Compensation expense for restricted stock	1,955	1,256	973
Tax benefit related to vesting of restricted stock	(680)	(198)	(215)
Deferred income taxes	1,230	2,426	3,353
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(1,978)	(21,548)	(14,528)
Inventories	(3,470)	(4,258)	2,028
Prepaid expenses and other assets	(2,211)	(2,617)	1,165
Accounts payable and accrued expenses	(13,361)	9,248	2,371
Net cash provided by operating activities	51,206	25,828	23,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,110)	(4,096)	(1,184)
Proceeds from the sale of equipment	-	-	1,428
Purchase of long-term investment	(105)	(1,572)	-
Acquisitions of businesses, net of cash acquired	(144,879)	(18,434)	(18,394)
Net cash used in investing activities	(159,094)	(24,102)	(18,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	465,163	224,307	141,216
Principal payments on revolving line of credit and other long-term debt	(345,231)	(223,959)	(148,798)
Dividends paid	(90)	(90)	(90)
Purchase of treasury stock	(3,422)	(1,445)	-
Proceeds from exercise of stock options	-	-	125
Tax benefit related to vesting of restricted stock	680	198	215
Net cash provided by (used in) financing activities	117,100	(989)	(7,332)
EFFECT OF FOREIGN CURRENCY ON CASH	(264)	-	-
INCREASE (DECREASE) IN CASH	8,948	737	(1,574)
CASH AT BEGINNING OF YEAR	1,507	770	2,344
CASH AT END OF YEAR	$ 10,455	$ 1,507	$ 770

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$ 4,285	$ 3,490	$ 5,240
Cash paid for Income Taxes	$ 32,311	$ 14,190	$ 8,342
Cash received from Income Tax Refunds	$ 380	$ 293	$ 250
Purchase of businesses in 2010 excludes $20 million of common stock, notes and convertible notes issued in connection with acquisitions during 2010. Proceeds from debt exclude $6.3 million of convertible notes issued in connection with an acquisition in 2010 and converted to common stock in 2010. Purchases of businesses in 2011 excludes $36.7 million in outstanding checks at December 31, 2011 and $1.1 million of common stock issued in connection with an acquisitions. Acquisitions of businesses in 2012 include $36.7 million which represented outstanding checks at December 31, 2011, related to an acquisition that occurred in 2011. Purchases of businesses in 2012 exclude $0.9 million in common stock issued in connection with an acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to industrial customers. The Company is organized into three segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 16 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Foreign Currency

The financial statements of the Company’s Canadian subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss) in the statements of consolidated comprehensive income.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States, and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of all such accounts. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

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

The principal estimated useful lives used in determining depreciation are as follows:

Buildings	20-39 years
Building improvements	10-20 years
Furniture, fixtures and equipment	3-20 years
Leasehold improvements	Shorter of estimated useful life or related lease term

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

The Company’s goodwill impairment assessment first requires evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. No impairment of goodwill was required in 2012, 2011 or 2010.

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

Stock-based Compensation

The Company uses restricted stock for share-based compensation programs. The Company measures compensation cost with respect to equity instruments granted as stock-based payments to employees based upon the estimated fair value of the equity instruments at the date of the grant. The cost as measured is recognized as expense over the period which an employee is required to provide services in exchange for the award.

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $15.9 million were recognized on contracts in process for the year ended December 31, 2012. The typical time span of these contracts is approximately one to two years. At December 31, 2012 and 2011, $8.5 million and $7.4 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable.

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

The accrual for these claims at December 31, 2012 and 2011 was approximately $1.8 million and $1.6 million, respectively.

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions.

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

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, unrecognized gains (losses) on postretirement and other employment-related plans, changes in fair value of certain derivatives, and unrealized gains and losses on certain investments in debt and equity securities. The Company’s other comprehensive (loss) income is comprised of changes in the market value of an investment with quoted market prices in an active market for identical instruments and translation adjustments from translating foreign subsidiaries to the reporting currency.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an amendment to the fair value measurement guidance and disclosure requirements. The new requirements were effective for the first interim or annual period beginning after December 15, 2011 and were to be applied prospectively. DXP adopted the new requirements in the first quarter of 2012; however, the adoption of this guidance did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Years Ended December 31,
	2012	2011

Fair value at beginning of period	$ 1,679	$ -
Investment during period	105	1,572
Realized and unrealized gains (losses) included in other comprehensive income	629	107
Fair value at end of period	$ 2,413	$ 1,679

During the fourth quarter of 2011, the Company paid $1.6 million for an investment with quoted market prices in an active market. At December 31, 2011, the market value of this investment was $1.7 million. During 2012, the Company paid $0.1 million for additional shares of this investment. At December 31, 2012, the market value of the investment was $2.4 million. The $0.6 million increase in the market value during the year ended December 31, 2012 was included in other comprehensive income.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	December 31, 2012	December 31, 2011
Finished goods	$ 97,679	$ 93,258
Work in process	7,470	5,246
Inventory reserve	(3,727)	(4,603)
Inventories	$ 101,422	$ 93,901

NOTE 6 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	December 31, 2012	December 31, 2011

Land	$ 1,861	$ 1,652
Buildings and leasehold improvements	7,378	7,956
Furniture, fixtures and equipment	72,219	28,756
Less – Accumulated depreciation	(22,745)	(21,453)
Total Property and Equipment	$ 58,713	$ 16,911

Capital expenditures by segment are included in Note 16.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2012 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2011	$ 101,764	$ 43,194	$ 144,958
Acquired during the year	44,074	30,831	74,905
Adjustments to prior year estimates	(50)	50	-
Amortization	-	(10,886)	(10,886)
Balance as of December 31, 2012	$ 145,788	$ 63,189	$ 208,977

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2011 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2010	$ 84,942	$ 32,236	$ 117,178
Acquired during the year	15,822	17,530	33,352
Payment of earnout	1,000	-	1,000
Amortization	-	(6,572)	(6,572)
Balance as of December 31, 2011	$ 101,764	$ 43,194	$ 144,958

The following table presents goodwill balance by reportable segment as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Service Centers	$ 121,901	$ 77,877
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	7,907	7,907
Total	$ 145,788	$ 101,764

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,081)	$ 1,415	$ 2,496	$ (956)	$ 1,540
Customer relationships	90,851	(30,010)	60,841	64,262	(23,508)	40,754
Non-compete agreements	1,541	(608)	933	2,611	(1,711)	900
Total	$ 94,888	$ (31,699)	$ 63,189	$ 69,369	$ (26,175)	$ 43,194

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2013	11,747
2014	11,473
2015	10,039
2016	7,735
2017	7,686
Thereafter	14,509

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011

Line of credit	$ 104,526	$ 110,828
Term loan	130,000	-
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	3,870	2,320
Mortgage loan payable to financial institution, 6.25% collateralized by real estate, payable in monthly installments through December 2012	-	1,751
	238,396	114,899
Less: Current portion	(22,057)	(694)
Total Long-term Debt	$ 216,339	$114,205

On July 11, 2012 DXP entered into a new credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). The Facility consists of a $130 million term loan and a revolving credit facility that provides a $262.5 million line of credit to the Company as of December 31, 2012.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the $130 million term loan component are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 points higher than they were prior to the acquisition. Approximately $0.7 million of debt issuance costs associated with the prior credit facility were expensed in the third quarter of 2012.

On December 31, 2012, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.75%, the prime based rate of the Facility was prime plus 0.75%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 2.00% and the commitment fee was 0.30%. At December 31, 2012, $226.5 million was borrowed under the Facility at a weighted average interest rate of approximately 2.11% under the LIBOR options and $8.0 million was borrowed at 3.75% under the prime option. At December 31, 2012, the Company had $109.5 million available for borrowing under the Facility.

The Facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At December 31, 2012, the Company’s Leverage Ratio was 1.87 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2012, the Company's Consolidated Fixed Charge Coverage Ratio was 3.10 to 1.00.

Asset Coverage Ratio –The credit facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At December 31, 2012, the Company's Asset Coverage Ratio was 2.04 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of December 31, 2012 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2012	Leverage Ratio

Income before taxes	$ 85,009
Interest expense	5,560
Depreciation and amortization	18,082
Stock compensation expense	1,955
Pro forma acquisition EBITDA	16,542
Other adjustments	913
(A) Defined EBITDA	$ 128,061

As of December 31, 2012
Total long-term debt	$ 238,396
Letters of credit outstanding	476
(B) Defined indebtedness	$ 238,872

Leverage Ratio (B)/(A)	1.87

The maturities of long-term debt under the Company’s term loan for the next five years and thereafter are as follows (in thousands):

2013	22,057
2014	25,495
2015	31,943
2016	34,376
2017	124,525
Thereafter	-

NOTE 9 - INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,

	2012	2011	2010

Domestic	$ 84,349	$ 51,995	$ 32,132
Foreign	660	-	-
Total income before taxes	$ 85,009	$ 51,995	$ 32,132

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current -
Federal	$ 27,393	$ 15,401	$ 7,952
State	4,438	2,731	1,446
Foreign	963	-	-
	32,794	18,132	9,398
Deferred -
Federal	1,835	2,081	2,914
State	146	345	439
Foreign	(751)	-	-
	1,230	2,426	3,353
	$ 34,024	$ 20,558	$12,751

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income taxes computed at federal statutory rate	$ 29,753	$18,198	$ 11,246
State income taxes, net of federal benefit	2,917	1,999	1,225
Other, primarily non-tax deductible items	1,354	361	280
	$ 34,024	$20,558	$ 12,751

The net current and noncurrent components of deferred income tax balances are as follows (in thousands):

	December 31,
	2012	2011
Net current assets	$ 5,182	$ 4,539
Net non-current assets	-	1,588
Net non-current liabilities	(16,448)	-
Net assets (liabilities)	$ (11,266)	$ 6,127

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Goodwill	$ 2,270	$ 3,575
Allowance for doubtful accounts	2,408	2,077
Inventories	1,803	1,707
Accruals	842	889
Other	342	229
Total deferred tax assets	7,665	8,477
Less valuation allowance	-	-
Total deferred tax assets, net of valuation allowance	7,665	8,477
Deferred tax liabilities
Intangibles	(9,232)	(786)
Property and equipment	(8,430)	(1,421)
Unremitted foreign earnings	(577)	-
Cumulative translation adjustment	(298)	-
Other	(394)	(143)
Net deferred tax asset (liability)	$ (11,266)	$ 6,127

NOTE 10 - SHARE-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of December 31, 2012 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at December 31, 2012:

Number of shares authorized for grants	800,000
Number of shares granted	(688,371)
Number of shares forfeited	79,998
Number of shares available for future grants	191,627
Weighted-average grant price of granted shares	$ 19.61

Changes in restricted stock for the twelve months ended December 31, 2012 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2011	228,592	$ 21.10
Granted	76,417	$38.99
Forfeited	(19,260)	$ 32.68
Vested	(75,419)	$ 20.30
Non-vested at December 31, 2012	210,330	$ 26.85

Compensation expense, associated with restricted stock, recognized in the years ended December 31, 2012, 2011 and 2010 was $2.0 million, $1.3 million, and $1.0 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2012, 2011, and 2010 were approximately $0.8 million, $0.5 million, and $0.4 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at December 31, 2012 and December 31, 2011 was $4.6 million and $4.1 million, respectively. As of December 31, 2012, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 28.2 months.

Stock Options

The DXP Enterprises, Inc. 1999 Employee Stock Option Plan (the “Plan”), the DXP Enterprises, Inc. Long-Term Incentive Plan and the DXP Enterprises, Inc. Director Stock Option Plan authorized the grant of options to purchase 1,800,000, 660,000 and 400,000 shares of the Company’s common stock, respectively. In accordance with these stock option plans that were approved by the Company’s shareholders, options were granted to key personnel for the purchase of shares of the Company’s common stock at prices not less than the fair market value of the shares on the dates of grant. Most options could be exercised not earlier than 12 months nor later than 10 years from the date of grant. No future grants will be made under these stock option plans. There was no activity under the Plan during 2012 or 2011. Activity during 2010 with respect to the stock options follows:

	Shares	Options Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2009	50,000	$ 1.25 - $3.36	$ 2.50	$ 529,000
Exercised during 2010	(50,000)	$ 1.25 - $3.36	$ 2.50	$ 489,000
Outstanding and exercisable at December 31, 2010	-	-	-	-

Cash received from stock options exercised during 2012 and 2011 and 2010 was zero, zero, and $0.1 million, respectively.

During 2010, employees and directors of DXP exercised non-qualified stock options. DXP received a tax deduction for the amount of the difference between the exercise price and the fair market value of the shares recognized as income by the individuals exercising the options. The after tax benefit of the tax deduction is accounted for as an increase in paid-in capital.

NOTE 11 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,

	2012	2011	2010
Basic:
Weighted average shares outstanding	14,374	14,301	13,821

Net income	$ 50,985	$ 31,437	$ 19,381
Convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$ 50,895	$ 31,347	$ 19,291
Per share amount	$ 3.54	$ 2.19	$ 1.40

Diluted:
Weighted average shares outstanding	14,374	14,301	13,821
Net effect of dilutive stock options from treasury stock method	-	-	7
Assumed conversion of convertible notes	-	-	153
Assumed conversion of convertible preferred stock	840	840	840
Total dilutive shares	15,214	15,141	14,821
Net income attributable to common shareholders	$ 50,895	$ 31,347	$ 19,291
Interest on convertible notes, net of income taxes	-	-	142
Convertible preferred stock dividend	90	90	90
Net income for diluted earnings per share	$ 50,985	$ 31,437	$ 19,523
Per share amount	$ 3.35	$ 2.08	$ 1.32

NOTE 12 - BUSINESS ACQUISITIONS

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

On October 10, 2011, DXP acquired substantially all of the assets of Kenneth Crosby (KC). DXP acquired this business to expand DXP's geographic presence in the Eastern U.S. and strengthen DXP's metal working offering. DXP paid approximately $15.6 million for KC, which was borrowed under our existing credit facility. Goodwill of $5.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of KC with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. The goodwill associated with this acquisition is included in both the Service Centers segment and Supply Chain Services segment.

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

On January 31, 2012, DXP acquired substantially all of the assets of Mid-Continent Safety ("Mid-Continent"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's safety products offering. DXP paid approximately $3.7 million for Mid-Continent, which was borrowed under our existing credit facility. Goodwill of $1.2 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Mid-Continent with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

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

On April 2, 2012, DXP acquired the stock of Aledco, Inc. ("Aledco"). Aledco is focused on servicing customers in the oil and gas, water and waste water treatment, pharmaceutical and industrial markets. DXP paid approximately $8.1 million for Aledco which was borrowed under our existing credit facility. Goodwill of $3.4 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Aledco with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers segment.

On May 1, 2012, DXP completed the acquisition of Industrial Paramedic Services through its wholly owned subsidiary, DXP Canada Enterprises Ltd. Industrial Paramedic Services is a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada. DXP acquired this business to expand DXP's geographic presence into Canada and to expand our safety services offering. Industrial Paramedic Services is headquartered in Calgary, Alberta and operates out of three locations in Calgary, Nisku and Dawson Creek. The $25.3 million purchase price was financed with $20.6 million of borrowings under DXP's existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock. Estimated goodwill of $12.1 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Industrial Paramedic Services with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers segment.

On May 31, 2012, DXP acquired the stock of Austin and Denholm Industrial Sales Alberta, Inc. (“ADI”). DXP acquired this business to expand DXP's geographic presence in Western Canada and strengthen DXP's pump products and services offering. DXP paid approximately $2.7 million for ADI which was borrowed under our existing credit facility. Goodwill of $0.3 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of ADI with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the estimated goodwill is included in the Service Centers segment.

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. (“HSE"). DXP Canada Enterprises Ltd., acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement"). Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held. The total transaction value is approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs. The purchase price was financed with borrowings under DXP’s new $325 million credit facility. DXP acquired HSE to expand our industrial health and safety services offering. Estimated goodwill of $25.8 million was recognized for this acquisition. The estimate of goodwill for this acquisition is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of these companies with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers Segment.

On October 1, 2012, DXP acquired substantially all of the assets of Jerzy Supply, Inc. (“Jerzy”). DXP acquired this business to expand DXP's geographic presence in the Southern U.S. and strengthen DXP's industrial and hydraulic hoses offering. DXP paid approximately $5.3 million for Jerzy which was borrowed under our existing credit facility. No goodwill was recognized on the purchase.

The value assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. Discount rates of 17.0% to 28.2% were deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

DXP has not completed appraisals of intangibles or property and equipment for certain acquisitions completed in 2012. DXP has made preliminary estimates for purposes of this disclosure.

For the twelve months ended December 31, 2012, business acquisitions that occurred during 2012 and 2011 contributed sales of $204.8 million. For the twelve months ended December 31, 2012, business acquisitions that occurred during 2012 and 2011 contributed earnings before taxes of approximately $5.8 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 and 2011 in connection with the acquisitions described above (in thousands):

Cash	$ 12,377
Accounts Receivable, net	50,645
Inventory	17,805
Property and equipment	36,303
Goodwill and intangibles	108,842
Other assets	2,839
Assets acquired	228,811
Current liabilities assumed	(32,166)
Non-current liabilities assumed	(15,296)
Net assets acquired	$ 181,349

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2012 and 2011, assuming the acquisition of businesses completed in 2012 and 2011 were consummated as of January 1, 2011 are as follows (in thousands, except per share data):

Years Ended December 31,
	2012	2011
Net sales	$ 1,177,091	$ 1,062,540
Net income	$ 54,033	$ 41,359
Per share data
Basic earnings	$ 3.75	$ 2.88
Diluted earnings	$ 3.55	$ 2.72

The pro forma unaudited results of operations for the Company on a consolidated basis for the years ended December 31, 2010 and 2011, assuming the acquisitions of businesses completed in 2011 were consummated as of January 1, 2010 follows (in thousands, except per share data):

Years Ended December 31,
	2011	2010
Net sales	$ 903,240	$ 778,267
Net income	$ 35,511	$ 22,898
Per share data
Basic earnings	$ 2.48	$ 1.65
Diluted earnings	$ 2.35	$ 1.56

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2012, for non-cancelable leases are as follows (in thousands):

2013	$17,904
2014	14,971
2015	10,956
2016	8,103
2017	5,029
Thereafter	8,721

Rental expense for operating leases was $19.9 million, $14.2 million and $12.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s commitments related to long-term debt are discussed in Note 8.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(K) plan which is eligible to substantially all employees. During 2012, 2011 and part of 2010, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. During 2009 the Company stopped matching employee contributions. During 2010 the Company resumed matching of employee contributions. The Company contributed $1.9 million, $1.5 million, and $0.5 million to the 401(K) plan in the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. During 2010 the Company had other comprehensive income related to changes in interest rates in connection with an interest rate swap. At December 31, 2012 and 2011, accumulated derivative (loss) income, net of income tax was nil.

During 2012, 2011, and 2010 the Company had net other comprehensive income of $0.4 million, $0.1 million and nil, respectively, related to changes in the market value of an investment with quoted market prices in an active market for identical instruments.

During 2012, the Company acquired three entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $0.6 million in translation adjustments in other comprehensive income during the year ended December 31, 2012.

NOTE 16 – SEGMENT AND GEOGRAPHICAL REPORTING

The Company’s reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, MRO products, equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages. The Supply Chain Services segment manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

Business Segmented Financial Information

The following table sets out financial information relating the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2012
Sales	$779,038	$161,834	$156,238	$1,097,110
Operating income for reportable segments	88,924	32,099	12,495	133,518
Identifiable assets at year end	440,271	56,982	50,515	547,768
Capital expenditures	4,829	261	-	5,090
Depreciation	5,734	306	175	6,215
Amortization	8,795	663	1,428	10,886
Interest expense	3,701	1,243	616	5,560

2011
Sales	$560,233	$102,305	$144,467	$807,005
Operating income for reportable segments	64,491	16,920	8,455	89,866
Identifiable assets at year end	294,410	43,636	56,058	394,104
Capital expenditures	1,258	310	73	1,641
Depreciation	2,090	326	276	2,692
Amortization	4,725	675	1,172	6,572
Interest expense	2,073	986	459	3,518

2010
Sales	$452,719	$ 77,024	$126,459	$656,202
Operating income for reportable segments	50,549	10,335	7,120	68,004
Identifiable assets at year end	240,068	25,405	45,813	311,286
Capital expenditures	1,075	17	92	1,184
Depreciation	2,426	368	389	3,183
Amortization	4,055	604	1,165	5,824
Interest expense	4,115	700	393	5,208

	Years Ended December 31,

	2012	2011	2010
Operating income for reportable segments	$ 133,518	$ 89,866	$ 68,004
Adjustments for:
Amortization of intangibles	10,886	6,572	5,824
Corporate and other expense, net	32,110	27,809	25,089
Total operating income	90,522	55,485	37,091
Interest expense	5,560	3,518	5,208
Other expenses (income), net	(47)	(28)	(249)
Income before income taxes	$ 85,009	$ 51,995	$ 32,132

The Company had capital expenditures at Corporate of $9.0 million, $2.5 million, and zero for the years ended December 31, 2012, 2011, and 2010, respectively. The Company had identifiable assets at Corporate of $22 million, $11.2 million, and $9.3 million as of December 31, 2012, 2011, and 2010, respectively. Corporate depreciation was $1.0 million, $0.8 million, and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.
The Company’s revenues and property and equipment by geographical location are as follow (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues
United States	$1,039,712	$ 807,005	$ 656,202
Canada	57,398	-	-
Total	$1,097,110	$ 807,005	$ 656,202

	As of December 31,
	2012	2011
Property and Equipment, net
United States	$ 31,334	$ 16,911
Canada	27,379	-
Total	$58,713	$ 16,911

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Sales	$ 252.3	$ 261.9	$ 289.9	$ 293.0
Gross profit	71.5	76.6	83.5	87.5
Net income	11.6	12.2	13.1	14.1
Earnings per share - basic	$ 0.81	$ 0.84	$ 0.91	$ 0.98
Earnings per share - diluted	$ 0.77	$ 0.80	$ 0.86	$ 0.92

2011
Sales	$ 183.1	$ 197.7	$ 207.9	$ 218.3
Gross profit	52.4	57.3	59.5	62.6
Net income	6.3	7.6	8.3	9.2
Earnings per share - basic	$ 0.44	$ 0.53	$ 0.58	$ 0.64
Earnings per share - diluted	$ 0.42	$ 0.50	$ 0.55	$ 0.61

2010
Sales	$ 147.0	$ 167.3	$ 172.2	$ 169.7
Gross profit	42.0	47.9	48.9	49.6
Net income	3.6	4.6	5.3	5.9
Earnings per share - basic	$ 0.27	$ 0.33	$ 0.38	$ 0.41
Earnings per share - diluted	$ 0.26	$ 0.31	$ 0.36	$ 0.39

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

NOTE 18 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission. There were no subsequent events that required recognition for disclosure.

 ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2012, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Internal Control Over Financial Reporting

(A)           Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 37 of this Report under the heading Management’s Report on Internal Control Over Financial Reporting.

The effectiveness of our internal control over Financial reporting at December 31, 2012 has been audited by Hein & Associates LLP, the independent registered public accounting firm that also audited our financial statements. Their report is included on page 36 of this Report under the heading Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

(B)           Changes in Internal Control over Financial Reporting

None

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy statement for the 2013 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

ITEM 11. Executive Compensation

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

10.18
Asset Purchase Agreement, dated as of April 1, 2010, whereby DXP Enterprises, Inc. acquired the assets of Quadna, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2010).

10.19
Asset Purchase Agreement, dated as of November 22, 2010, whereby DXP Enterprises, Inc. acquired the assets of D&F Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 23, 2010).

10.20
Amendment Number One to Employment Agreement dated effective June 1, 2004 between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011).

10.21	David Little Equity Incentive Program dated May 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011).

10.22
Asset Purchase Agreement, dated as of October 10, 2011, whereby DXP Enterprises, Inc. acquired the assets of Kenneth Crosby (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2012).

10.23
Asset Purchase Agreement, dated as of December 30, 2011, whereby DXP Enterprises, Inc. acquired the assets of C.W. Rod Tool Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2012).

10.24
Arrangement Agreement, dated as of April 30, 2012, whereby DXP Enterprises, Inc. agreed to acquire all of the shares of HSE Integrated Ltd., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 1, 2012).

10.25
Schedule A to the Arrangement Agreement dated April 30, 2012 between HSE Integrated Ltd., DXP Canada Enterprises Ltd. and DXP Enterprises, Inc., Plan of Arrangement under Section 193 of the Business Corporations Act (Alberta) (amended as of and effective June 28, 2012) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 13, 2012).

10.26
Credit Agreement by and among DXP Enterprises, Inc., as US Borrower, DXP Canada Enterprises Ltd., as Canadian Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the Lenders, dated as of July 11, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 13, 2012).

*10.27
First Amendment to the Credit Agreement and Incremental Increase Agreement dated as of December 31, 2012 by and among DXP Enterprises, Inc., as US Borrower, DXP Canada Enterprises Ltd., as Canadian Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the Lenders.

18.1
Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 12, 2008.)

*21.1	Subsidiaries of the Company.

*23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101**	Interactive Data Files

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing with the Commission as indicated.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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
Houston, Texas

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of DXP Enterprises, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 11, 2013.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Hein & Associates LLP
Houston, Texas

March 11, 2013

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2012, 2011 and 2010 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2012 Deducted from assets accounts Allowance for doubtful accounts	$ 6,202	$ 1,283	$ 454	$ (735)1	$ 7,204
Year ended December 31, 2011 Deducted from assets accounts Allowance for doubtful accounts	$ 3,540	$ 3,101	$ 193	$ (632)1	$ 6,202
Year ended December 31, 2010 Deducted from assets accounts Allowance for doubtful accounts	$ 3,006	$ 679	$ -	$ (145)1	$ 3,540

(1) Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC. (Registrant)

By: /s/               DAVID R. LITTLE
David R. Little
            Chairman of the Board, President and Chief Executive Officer

Dated: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President	March 11, 2013
David R. Little	Chief Executive Officer and Director
(Principal Executive Officer)

/s/Mac McConnell	Senior Vice President/Finance and	March 11, 2013
Mac McConnell	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Cletus Davis	Director	March 11, 2013
Cletus Davis

/s/Timothy P. Halter	Director	March 11, 2013
Timothy P. Halter

/s/Kenneth H. Miller	Director	March 11, 2013
Kenneth H. Miller