Form 10-Q
period 2013-05-08
DXP ENTERPRISES INC
filed 2013-05-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Number of shares of registrant’s Common Stock outstanding as of May 7, 2013: 14,206,400.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$ 7,235	$ 10,455
Trade accounts receivable, net of allowances for doubtful accounts of $7,751 in 2013 and $7,204 in 2012	189,292	174,832
Inventories, net	99,719	101,422
Prepaid expenses and other current assets	3,363	3,811
Deferred income taxes	6,725	5,182
Total current assets	306,334	295,702
Property and equipment, net	58,824	58,713
Goodwill	147,347	145,788
Other intangible assets, net of accumulated amortization of $34,341 in 2013 and $31,699 in 2012	58,131	63,189
Other long-term assets	4,972	6,340
Total assets	$ 575,608	$ 569,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 22,057	$ 22,057
Trade accounts payable	78,617	74,356
Accrued wages and benefits	15,189	15,216
Federal income taxes payable	4,921	1,696
Customer advances	7,998	2,996
Other current liabilities	11,352	12,131
Total current liabilities	140,134	128,452
Long-term debt, less current maturities	198,231	216,339
Non-current deferred income taxes	15,488	16,448
Commitments and Contingencies (Note 13)	-	-
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2013); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2013); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,141,780 in 2013 and 14,118,348 in 2012 shares issued	141	141
Additional paid-in capital	79,649	78,554
Retained earnings	146,797	133,590
Accumulated other comprehensive income	19	1,059
Treasury stock, at cost (141,471 shares at March 31, 2013 and at December 31, 2012)	(4,867)	(4,867)
Total shareholders’ equity	221,755	208,493
Total liabilities and shareholders’ equity	$ 575,608	$ 569,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2013	2012

Sales	$ 290,097	$ 252,287
Cost of sales	200,990	180,813
Gross profit	89,107	71,474
Selling, general and administrative expense	66,403	51,569
Operating income	22,704	19,905
Other expense (income)	1	(15)
Interest expense	1,627	829
Income before income taxes	21,076	19,091
Provision for income taxes	7,844	7,445
Net income	13,232	11,646
Preferred stock dividend	23	23
Net income attributable to common shareholders	$ 13,209	$ 11,623

Net income	$ 13,232	$ 11,646
(Loss) gain on long-term investment, net of income taxes	(724)	229
Cumulative translation adjustment	(316)	-
Comprehensive income	$ 12,192	$ 11,417

Basic earnings per share	$ 0.92	$ 0.81
Weighted average common shares outstanding	14,395	14,328
Diluted earnings per share	$ 0.87	$ 0.77
Weighted average common shares and common equivalent shares outstanding	15,235	15,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,232	$ 11,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,248	914
Amortization of intangible assets	2,642	2,234
Compensation expense for restricted stock	724	431
Tax benefit related to vesting of restricted stock	(373)	(163)
Deferred income taxes	(2,820)	(105)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(14,424)	(9,482)
Inventories	1,703	(897)
Prepaid expenses and other assets	1,948	(567)
Accounts payable and accrued expenses	12,052	22,630
Net cash provided by operating activities	16,932	26,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,360)	(852)
Acquisitions of businesses, net of cash acquired	-	(42,413)
Net cash used in investing activities	(2,360)	(43,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	94,727	60,323
Principal payments on revolving line of credit and other long-term debt	(112,833)	(41,824)
Dividends paid	(23)	(23)
Tax benefit related to vesting of restricted stock	373	163
Net cash (used in) provided by financing activities	(17,756)	18,639
EFFECT OF FOREIGN CURRENCY ON CASH	(36)	-
(DECREASE) INCREASE IN CASH AND CASH	(3,220)	2,015
CASH AT BEGINNING OF PERIOD	10,455	1,507
CASH AT END OF PERIOD	$ 7,235	$ 3,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to industrial customers. The Company is organized into three segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 12 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss) in the statements of consolidated comprehensive income.

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

Receivables and Credit Risk

Trade receivables consist primarily of uncollateralized customer obligations due under normal trade terms, which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and customers may not pay within stated trade terms.

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

Fair Value of Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Generally accepted accounting principles in the U.S. (“USGAAP”) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. USGAAP prioritizes the inputs into three levels that may be used to measure fair value as follows:

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repairs of depreciable assets are charged against earnings as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

Depreciation is computed using the straight-line method over estimated useful lives of the respective assets as follows:

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

The Company’s goodwill impairment assessment first requires evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. No impairment of goodwill was required in 2013 or 2012.

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets was required in 2013 or 2012.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Approximately $12.5 million of revenues were recognized on contracts in process as of March 31, 2013. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. The typical time span of these contracts is approximately one to two years. At March 31, 2013 and December 31, 2012, $5.4 million and $8.5 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable.

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

The accrual for these claims at March 31, 2013 and December 31, 2012 was approximately $1.9 million and $1.8 million, respectively.

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

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company’s other comprehensive (loss) income is comprised of changes in the market value of an investment with quoted market prices in an active market for identical instruments and translation adjustments from translating foreign subsidiaries to the reporting currency.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Three Months Ended March 31,
	2013	2012

Fair value at beginning of period	$ 2,413	$ 1,679
Investment during period	-	-
Realized and unrealized gains (losses) included in other comprehensive income	(1,206)	(383)
Fair value at end of period	$ 1,207	$ 1,296

During the 2012 and 2011, the Company paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2012, the market value of this investment was $2.4 million. At March 31, 2013, the market value of the investment was $1.2 million. The $1.2 million decrease in the market value during the three months ended March 31, 2013 was included in other comprehensive income.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	March 31, 2013	December 31, 2012

Finished goods	$ 95,664	$ 97,679
Work in process	7,251	7,470
Inventory reserve	(3,196)	(3,727)
Inventories	$ 99,719	$ 101,422

NOTE 6 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	March 31, 2013	December 31, 2012

Land	$ 1,879	$ 1,861
Buildings and leasehold improvements	7,453	7,378
Furniture, fixtures and equipment	74,474	72,219
Less – Accumulated depreciation	(24,982)	(22,745)
Total Property and Equipment, net	$ 58,824	$ 58,713

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the three months ended March 31, 2013 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2012	$ 145,788	$ 63,189	$ 208,977
Acquired during the period	-	-	-
Adjustments to prior period estimates	1,559	(2,416)	(857)
Amortization	-	(2,642)	(2,642)
Balance as of March 31, 2013	$ 147,347	$ 58,131	$ 205,478

During the three months ended March 31, 2013, the Company reduced estimated customer lists from our HSE acquisition by $2.8 million based on a valuation specialists’ report. This resulted in an increase in goodwill, net of recognized deferred tax liabilities associated with the adjustment. In addition, there was an increase to estimated intangibles for our Jerzy acquisition of approximately $0.3 million. See Note 11, Business Acquisitions.

The following table presents goodwill balance by reportable segment as of March 31, 2013 and December 31, 2012 (in thousands):

	2013	2012
Service Centers	$ 114,228	$ 112,669
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,139	17,139
Total	$ 147,347	$ 145,788

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,112)	$ 1,384	$ 2,496	$ (1,081)	$ 1,415
Customer relationships	88,435	(32,553)	55,882	90,851	(30,010)	60,841
Non-compete agreements	1,541	(676)	865	1,541	(608)	933
Total	$ 92,472	$ (34,341)	$ 58,131	$ 94,888	$ (31,699)	$ 63,189

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	2013	2012

Line of credit	$ 91,932	$ 104,526
Term loan	124,844	130,000
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	3,512	3,870
	220,288	238,396
Less: Current portion	(22,057)	(22,057)
Total Long-term Debt	$ 198,231	$ 216,339

On July 11, 2012 DXP entered into a new credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). The Facility consists of a $130 million term loan and a revolving credit facility that provides a $262.5 million line of credit to the Company as of March 31, 2013.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the term loan component ($124.8 million at March 31, 2013) are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.  Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 points higher than they were immediately prior to the acquisition.

On March 31, 2013, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.50%, the prime based rate of the Facility was prime plus 0.50%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 1.75% and the commitment fee was 0.25%. At March 31, 2013, $208.8 million was borrowed under the Facility at a weighted average interest rate of approximately 1.82% under the LIBOR options and $8.0 million was borrowed at 3.5% under the prime option. At March 31, 2013, the Company had approximately $133.4 million available for borrowing under the Facility.

The Facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

 NOTETE 9 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of March 31, 2013 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2013:

Number of shares authorized for grants	800,000
Number of shares granted	(768,671)
Number of shares forfeited	84,746
Number of shares available for future grants	116,075
Weighted-average grant price of granted shares	$ 22.87

Changes in restricted stock for the three months ended March 31, 2013 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2012	210,330	$ 26.85
Granted	80,300	$ 50.79
Forfeited	(4,748)	$ 22.07
Vested	(23,433)	$ 29.78
Non-vested at March 31, 2013	262,449	$ 33.98

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2013 and 2012 was $0.7 million and $0.4 million, respectively. Related income tax benefits recognized in earnings for the three months ended March 31, 2013 and 2012 were approximately $0.3 million and $0.2 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at March 31, 2013 and December 31, 2012 was $7.9 million and $4.6 million, respectively. As of March 31, 2013, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 34.2 months.

NOTE 10 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except  per share data):

	Three Months Ended March 31,
	2013	2012
Basic:
Weighted average shares outstanding	14,395	14,328
Net income	$ 13,232	$ 11,646
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$ 13,209	$ 11,623
Per share amount	$ 0.92	$ 0.81

Diluted:
Weighted average shares outstanding	14,395	14,328
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	15,235	15,168
Net income attributable to common shareholders	$ 13,209	$ 11,623
Convertible preferred stock dividend	23	23
Net income for diluted earnings per share	$ 13,232	$ 11,646
Per share amount	$ 0.87	$ 0.77

NOTE 11 - BUSINESS ACQUISITIONS

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

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. (“HSE"). DXP Canada Enterprises Ltd., acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement"). Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held. The total transaction value is approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs. The purchase price was financed with borrowings under DXP’s credit facility. DXP acquired HSE to expand our industrial health and safety services offering. Estimated goodwill of $27.6 million was recognized for this acquisition. The estimate of goodwill for this acquisition is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of these companies with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers Segment.

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

For the three months ended March 31, 2013, businesses acquired during 2012 contributed sales of $43.4 million and earnings before taxes of approximately $1.9 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 in connection with the acquisitions described above (in thousands):

Cash	$ 12,374
Accounts Receivable, net	34,949
Inventory	4,051
Property and equipment	34,889
Goodwill and intangibles	75,489
Other assets	2,698
Assets acquired	164,450
Current liabilities assumed	(26,293)
Non-current liabilities assumed	(15,296)
Net assets acquired	$ 122,861

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2013 and 2012, assuming the acquisition of businesses completed in 2012 were consummated as of January 1, 2012 are as follows (in thousands, except per share data):

Three Months Ended March 31,
	2013	2012
Net sales	$ 290,097	$ 292,868
Net income	$ 13,232	$ 14,008
Per share data
Basic earnings	$ 0.92	$ 0.98
Diluted earnings	$ 0.87	$ 0.92

NOTE 12 - SEGMENT REPORTING

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

The following table sets out financial information relating the Company’s segments (in thousands):

Three Months Ended March 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2013
Sales	$210,091	$41,523	$38,483	$290,097
Operating income for reportable segments	25,047	7,117	3,185	35,349

2012
Sales	$175,071	$39,435	$37,781	$252,287
Operating income for reportable segments	18,553	8,248	2,818	29,619

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2013	2012
Operating income for reportable segments	$ 35,349	$ 29,619
Adjustment for:
Amortization of intangibles	2,642	2,234
Corporate and other expense, net	10,003	7,480
Total operating income	22,704	19,905
Interest expense, net	1,627	829
Other expense (income), net	1	(15)
Income before income taxes	$ 21,076	$ 19,091

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 14 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim condensed consolidated financial statements were issued.

On April 16, 2013, DXP acquired the stock of National Process Equipment, Inc. (“NatPro”). DXP acquired NatPro to expand DXP's geographic presence in Canada and strengthen DXP's pump products and services offering. DXP paid approximately $3.5 million in DXP common stock and $37.8 million in cash which was borrowed under our credit facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three months ended March 31, 2013 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended March 31,
	2013	%	2012	%
Sales	$ 290,097	100.0	$ 252,287	100.0
Cost of sales	200,990	69.3	180,813	71.7
Gross profit	89,107	30.7	71,474	28.3
Selling, general and administrative expense	66,403	22.9	51,569	20.4
Operating income	22,704	7.8	19,905	7.9
Interest expense	1,627	0.5	829	0.3
Other income	1	-	(15)	-
Income before income taxes	21,076	7.3	19,091	7.6
Provision for income taxes	7,844	2.7	7,445	3.0
Net income	$ 13,232	4.6	$ 11,646	4.6
Per share amounts
Basic earnings per share	$ 0.92		$ 0.81
Diluted earnings per share	$ 0.87		$ 0.77

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

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

SALES. Sales for the three months ended March 31, 2013 increased $37.8 million, or 15.0%, to approximately $290.1 million from $252.3 million for the prior corresponding period. Sales by businesses acquired since March 31, 2012 accounted for $41.1 million of first quarter 2013 sales. Excluding first quarter 2013 sales from businesses acquired in 2012, on a same store sales basis, sales for the first quarter in 2013 decreased 1.3% from the prior corresponding period. This sales decrease is primarily the result of two less business days in the 2013 first quarter compared to the prior corresponding period.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2013 increased by 240 basis points compared with the prior corresponding period. This increase was primarily due to product mix as well as contributions made by acquired companies with higher gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the three months ended March 31, 2012 increased by approximately $14.8 million to $66.4 million from $51.6 million for the prior corresponding period. Selling, general and administrative expense for acquisitions that occurred since March 31, 2012 accounted for $12.2 million of the 2013 increase, on a same store sales basis. Excluding first quarter expenses from businesses acquired since March 31, 2012, on a same store sales basis, the increase primarily related to increased health insurance costs, salaries, and commissions. As a percentage of sales, the first quarter 2013 expense increased to 22.9%, from 20.4% for the prior corresponding period primarily as a result of businesses acquired in 2012 having higher selling, general, and administrative expenses as a percentage of sales combined with increased health insurance costs.

OPERATING INCOME. Operating income for the first quarter of 2013 increased $2.8 million, or 14.1% compared to the prior corresponding period. This increase in operating income is the result the 15% increase in sales.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2013 increased 96.3% from the prior corresponding period primarily due to the higher average outstanding balance of debt during the period. The increased debt was incurred to acquire additional businesses during 2012.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $35.0 million, or 20% for the first quarter of 2013 compared to the prior corresponding period. Excluding first quarter 2013 Service Centers segment sales from acquired businesses of $41.1 million, Service Centers segment sales for the first quarter of 2013 decreased 3.5% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of two less business days in the 2013 first quarter than the prior corresponding period. Operating income for the Service Centers segment increased 35%, primarily as a result of the 20% increase in sales along with a 310 basis point increase in gross profit as a percentage of sales. The increase in the gross profit percentage is primarily related to product mix and acquired companies that contributed higher gross profit margins.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $2.1 million, or 5.3% for the first quarter of 2013 compared to the prior corresponding period. The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment decreased 13.7% despite the increase in sales due to lower gross profit as a percentage of sales and increased selling and administrative expense. The gross profit margin declined as a result of product mix. Selling and administrative costs increased as a result of increased capacity.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $0.7 million, or 1.9%, for the first quarter of 2013 compared to the prior corresponding period. Operating income for the SCS segment increased 13.0% primarily as a result of an increase in gross profit as a percentage of sales. The increase in sales and gross profit as a percentage of sales is a result of new customers.

BUSINESS ACQUISITIONS AND SUPPLEMENTAL PRO-FORMA DATA

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

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. (“HSE"). DXP Canada Enterprises Ltd., acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement"). Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held. The total transaction value is approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs. The purchase price was financed with borrowings under DXP’s credit facility. DXP acquired HSE to expand our industrial health and safety services offering. Estimated goodwill of $27.6 million was recognized for this acquisition. The estimate of goodwill for this acquisition is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of these companies with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers Segment.

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

For the three months ended March 31, 2013, businesses acquired during 2012 contributed sales of $43.4 million and earnings before taxes of approximately $1.9 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 in connection with the acquisitions described above (in thousands):

Cash	$ 12,374
Accounts Receivable, net	34,949
Inventory	4,051
Property and equipment	34,889
Goodwill and intangibles	75,489
Other assets	2,698
Assets acquired	164,450
Current liabilities assumed	(26,293)
Non-current liabilities assumed	(15,296)
Net assets acquired	$ 122,861

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2013 and 2012, assuming the acquisition of businesses completed in 2012 were consummated as of January 1, 2012 are as follows (in thousands, except per share data):

Three Months Ended March 31,
	2013	2012
Net sales	$ 290,097	$ 292,868
Net income	$ 13,232	$ 14,008
Per share data
Basic earnings	$ 0.92	$ 0.98
Diluted earnings	$ 0.87	$ 0.92

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

The Company generated $16.9 million of cash in operating activities during the three months ended March 31, 2013 compared to $26.6 million during the prior corresponding period. This change between the two periods was primarily driven by changes in working capital.

During the three months ended March 31, 2013, the amount available to be borrowed under our credit agreement with our bank lender increased from $109.5 million at December 31, 2012 to $133.4 million at March 31, 2013. This increase in availability primarily resulted from pay down of debt.

Credit Facility

On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). The Facility consists of a term loan and a revolving credit facility that provides a $262.5 million line of credit to the Company as of March 31, 2013. The term loan component of the facility was $124.8 million at March 31, 2013.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the term loan component are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 basis points higher than they were immediately prior to the acquisition.

On March 31, 2013, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.50%, the prime based rate of the Facility was prime plus 0.50%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 1.75% and the commitment fee was 0.25%. At March 31, 2013, $208.8 million was borrowed under the Facility at a weighted average interest rate of approximately 1.82% under the LIBOR options and $8.0 million was borrowed at 3.5% under the prime option. At March 31, 2013, the Company had approximately $133.4 million available for borrowing under the Facility.

The Facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At March 31, 2013, the Company’s Leverage Ratio was 1.76 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At March 31, 2013, the Company's Consolidated Fixed Charge Coverage Ratio was 2.87 to 1.00.

Asset Coverage Ratio –The credit facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At March 31, 2013, the Company's Asset Coverage Ratio was 2.44 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of March 31, 2013 (in thousands, except for ratios):

For the Twelve Months ended March 31, 2013	Leverage Ratio

Income before taxes	$ 86,994
Interest expense	6,358
Depreciation and amortization	19,823
Stock compensation expense	2,248
Pro forma acquisition EBITDA	8,585
Other adjustments	1,709
(A) Defined EBITDA	$ 125,717

As of March 31, 2013
Total long-term debt	$ 220,288
Letters of credit outstanding	423
(B) Defined indebtedness	$ 220,711

Leverage Ratio (B)/(A)	1.76

Borrowings (in thousands):

	March 31, 2013	December 31, 2012	Increase (Decrease)
Current portion of long-term debt	$ 22,057	$ 22,057	$ -
Long-term debt, less current portion	198,231	216,339	(18,108)
Total long-term debt	$ 220,288	$ 238,396	$ (18,108) (2)
Amount available	$ 133,361(1)	$ 109,530(1)	$ 23,831(3)

(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) Funds to pay down debt were primarily obtained from cash flows from operations.
(3) The increase in the amount available is primarily the result of the $18.1 million reduction in debt combined with the effect of the increase in the accounts receivable within the asset test as defined by the loan agreement.

Performance Metrics (in days):

	Three Months Ended March 31,
			Increase
	2013	2012	(Decrease)

Days of sales outstanding	61.0	55.1	5.9
Inventory turns	8.2	7.7	0.5

Accounts receivable days of sales outstanding were 61.0 days at March 31, 2013 compared to 55.1 days at March 31, 2012. The increase resulted from higher than average days of sales outstanding at our 2012 business acquisitions. Inventory turns were 8.2 at March 31, 2013 and 7.7 at March 31, 2012. The increase in inventory turns primarily resulted from the acquisitions of Industrial Paramedic Services and HSE which have very little inventory.

Funding Commitments

We believe our cash generated from operations and cash available under our credit facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to obtain additional financing on attractive terms, if at all.

Share Repurchases

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 76,300 shares under this authorization as of March 31, 2013.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss) in the statements of consolidated comprehensive income.

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

Receivables and Credit Risk

Trade receivables consist primarily of uncollateralized customer obligations due under normal trade terms, which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and customers may not pay within stated trade terms.

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

Fair Value of Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Generally accepted accounting principles in the U.S. (“USGAAP”) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. USGAAP prioritizes the inputs into three levels that may be used to measure fair value as follows:

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repairs of depreciable assets are charged against earnings as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

Depreciation is computed using the straight-line method over estimated useful lives of the respective assets as follows:

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

The Company’s goodwill impairment assessment first requires evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. No impairment of goodwill was required in 2013 or 2012.

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets was required in 2013 or 2012.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Approximately $12.5 million of revenues were recognized on contracts in process as of March 31, 2013. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. The typical time span of these contracts is approximately one to two years. At March 31, 2013 and December 31, 2012, $5.4 million and $8.5 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable.

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

The accrual for these claims at March 31, 2013 and December 31, 2012 was approximately $1.9 million and $1.8 million, respectively.

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

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company’s other comprehensive (loss) income is comprised of changes in the market value of an investment with quoted market prices in an active market for identical instruments and translation adjustments from translating foreign subsidiaries to the reporting currency.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at March 31, 2013, a 100 basis point change in interest rates would result in approximately a $2.2 million change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

No material changes have occurred from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DXP issued 52,542 unregistered shares of DXP Common Stock as part of the consideration for the April 16, 2013 acquisition of National Process Equipment, Inc. The unregistered shares were issued to stockholders of National Process Equipment, Inc.

We relied on Section 4(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	-	-	-	123,700
February 1, 2013 - February 28, 2013	-	-	-	-
March 1, 2013 - March 31, 2013	-	-	-	-
Total	-	-	-	123,700
On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 76,300 shares under this authorization as of March 31, 2013.

ITEM 6. EXHIBITS

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with Commission on August 20, 1998).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit A to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 28, 2011).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files (to be filed by amendment)

Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing with the Commission as indicated.

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

Dated: May 8, 2013