Form 10-Q
period 2013-08-07
DXP ENTERPRISES INC
filed 2013-08-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Number of shares of registrant’s Common Stock outstanding as of August 8, 2013: 14,209,928.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$ 12,094	$ 10,455
Trade accounts receivable, net of allowances for doubtful accounts of $8,449 in 2013 and $7,204 in 2012	188,640	174,832
Inventories, net	108,806	101,422
Prepaid expenses and other current assets	3,418	3,811
Deferred income taxes	7,021	5,182
Total current assets	319,979	295,702
Property and equipment, net	60,402	58,713
Goodwill	177,258	145,788
Other intangible assets, net of accumulated amortization of $37,487 in 2013 and $31,699 in 2012	71,287	63,189
Other long-term assets	5,099	6,340
Total assets	$ 634,025	$ 569,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 22,057	$ 22,057
Trade accounts payable	80,543	74,356
Accrued wages and benefits	17,404	15,216
Federal income taxes payable	-	1,696
Customer advances	6,288	2,996
Other current liabilities	22,046	12,131
Total current liabilities	148,338	128,452
Long-term debt, less current maturities	225,274	216,339
Non-current deferred income taxes	22,480	16,448
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2013); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2013); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,200,027 in 2013 and 14,118,348 in 2012 shares issued	142	141
Additional paid-in capital	84,049	78,554
Retained earnings	160,526	133,590
Accumulated other comprehensive (loss) income	(1,629)	1,059
Treasury stock, at cost (146,871 shares at June 30, 2013 and 141,471 at December 31, 2012)	(5,171)	(4,867)
Total shareholders’ equity	237,933	208,493
Total liabilities and shareholders’ equity	$ 634,025	$ 569,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$ 307,942	$ 261,894	$ 598,039	$ 514,181
Cost of sales	216,427	185,265	417,417	366,078
Gross profit	91,515	76,629	180,622	148,103
Selling, general and administrative expense	68,250	55,782	134,653	107,351
Operating income	23,265	20,847	45,969	40,752
Other expense (income)	21	3	22	(12)
Interest expense	1,689	762	3,316	1,591
Income before income taxes	21,555	20,082	42,631	39,173
Provision for income taxes	7,806	7,905	15,650	15,350
Net income	13,749	12,177	26,981	23,823
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 13,727	$ 12,155	$ 26,936	$ 23,778

Net income	$ 13,749	$ 12,177	$ 26,981	$ 23,823
Loss on long-term investment, net of income taxes	(18)	(52)	(742)	(281)
Cumulative translation adjustment	(1,630)	(117)	(1,698)	(117)
Comprehensive income	$ 12,101	$ 12,008	$ 24,541	$ 23,425

Basic earnings per share	$ 0.95	$ 0.84	$ 1.87	$ 1.66
Weighted average common shares outstanding	14,451	14,392	14,424	14,360
Diluted earnings per share	$ 0.90	$ 0.80	$ 1.77	$ 1.57
Weighted average common shares and common equivalent shares outstanding	15,291	15,232	15,264	15,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 26,981	$ 23,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,705	2,019
Amortization of intangible assets	5,787	4,790
Compensation expense for restricted stock	1,440	954
Tax benefit related to vesting of restricted stock	(540)	(248)
Deferred income taxes	(3,455)	(298)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	2,705	(10,954)
Inventories	(449)	(3,387)
Prepaid expenses and other assets	2,158	(468)
Accounts payable and accrued expenses	(311)	8,577
Net cash provided by operating activities	39,021	24,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,505)	(9,981)
Purchase of long-term investment	(68)	-
Acquisitions of businesses, net of cash acquired	(41,584)	(73,485)
Net cash used in investing activities	(46,157)	(83,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	241,498	101,178
Principal payments on revolving line of credit and other long-term debt	(232,560)	(37,252)
Dividends paid	(45)	(45)
Purchase of treasury stock	(304)	(387)
Tax benefit related to vesting of restricted stock	540	248
Net cash provided by financing activities	9,129	63,742
EFFECT OF FOREIGN CURRENCY ON CASH	(354)	-
INCREASE IN CASH AND CASH EQUIVALENTS	1,639	5,084
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,455	1,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,094	$ 6,591

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Six Months Ended June30,
	2013	2012

Fair value at beginning of period	$ 2,413	$ 1,679
Investment during period	68	-
Realized and unrealized gains (losses) included in other comprehensive income	(1,238)	(363)
Fair value at end of period	$ 1,243	$ 1,316

The Company has paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2012, the market value of this investment was $2.4 million. At June 30, 2013, the market value of the investment was $1.2 million. The $1.2 million decrease in the market value during the six months ended June 30, 2013 was included in other comprehensive income, net of taxes.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	June 30, 2013	December 31, 2012

Finished goods	$ 103,851	$ 97,679
Work in process	8,049	7,470
Inventory reserve	(3,094)	(3,727)
Inventories, net	$ 108,806	$ 101,422

NOTE 6 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	June 30, 2013	December 31, 2012

Land	$ 1,989	$ 1,861
Buildings and leasehold improvements	8,344	7,378
Furniture, fixtures and equipment	77,107	72,219
Less – Accumulated depreciation	(27,038)	(22,745)
Total Property and Equipment, net	$ 60,402	$ 58,713

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the six months ended June 30, 2013 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2012	$ 145,788	$ 63,189	$ 208,977
Acquired during the period	29,463	16,387	45,850
Adjustments to prior period estimates	2,007	(2,502)	(495)
Amortization	-	(5,787)	(5,787)
Balance as of June 30, 2013	$ 177,258	$71,287	$248,545

During the six months ended June 30, 2013, the Company reduced estimated customer lists from our HSE acquisition by $2.8 million based on a valuation specialists’ report. This resulted in an increase in goodwill, net of recognized deferred tax liabilities associated with the adjustment. In addition, there was an increase to estimated intangibles for our Jerzy acquisition of approximately $0.3 million. See Note 11, Business Acquisitions.

The following table presents goodwill balance by reportable segment as of June 30, 2013 and December 31, 2012 (in thousands):

	2013	2012
Service Centers	$ 131,229	$ 112,669
Innovative Pumping Solutions	28,890	15,980
Supply Chain Services	17,139	17,139
Total	$ 177,258	$ 145,788

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,143)	$ 1,353	$ 2,496	$ (1,081)	$ 1,415
Customer relationships	104,437	(35,586)	68,851	90,851	(30,010)	60,841
Non-compete agreements	1,841	(758)	1,083	1,541	(608)	933
Total	$ 108,774	$ (37,487)	$ 71,287	$ 94,888	$ (31,699)	$ 63,189

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	2013	2012

Line of credit	$ 124,489	$ 104,526
Term loan	119,688	130,000
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	3,154	3,870
	247,331	238,396
Less: Current portion	(22,057)	(22,057)
Total Long-term Debt	$ 225,274	$ 216,339

On July 11, 2012 DXP entered into a new credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). The Facility consists of a revolving credit facility that provides a $262.5 million line of credit to the Company and a term loan. The term loan component of the facility was $119.7 million at June 30, 2013.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the term loan component ($119.7 million at June 30, 2013) are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 points higher than they were immediately prior to the acquisition.

On June 30, 2013, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.50%, the prime based rate of the Facility was prime plus 0.50%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 1.75% and the commitment fee was 0.25%. At June 30, 2013, $241.1 million was borrowed under the Facility at a weighted average interest rate of approximately 1.8% under the LIBOR options and $3.1 million was borrowed at 3.5% under the Canadian prime option. At June 30, 2013, the Company had approximately $105.7 million available for borrowing under the Facility.

The Facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

 NOTETE 9 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of June 30, 2013 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2013:

Number of shares authorized for grants	800,000
Number of shares granted	(780,907)
Number of shares forfeited	108,619
Number of shares available for future grants	127,712
Weighted-average grant price of granted shares	$ 23.25

Changes in restricted stock for the six months ended June 30, 2013 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2012	210,330	$ 26.85
Granted	92,536	$ 50.29
Forfeited	(28,621)	$ 37.36
Vested	(34,539)	$ 26.86
Non-vested at June 30, 2013	239,706	$ 34.62

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2013 and 2012 was $1.4 million and $1.0 million, respectively. Related income tax benefits recognized in earnings for the six months ended June 30, 2013 and 2012 were approximately $0.6 million and $0.4 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at June 30, 2013 and December 31, 2012 was $6.8 million and $4.6 million, respectively. As of June 30, 2013, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 32.1 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Weighted average shares outstanding	14,451	14,392	14,424	14,360
Net income	$ 13,749	$ 12,177	$ 26,981	$ 23,823
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 13,727	$ 12,155	$ 26,936	$ 23,778
Per share amount	$ 0.95	$ 0.84	$ 1.87	$ 1.66

Diluted:
Weighted average shares outstanding	14,451	14,392	14,424	14,360
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	15,291	15,232	15,264	15,200
Net income attributable to common shareholders	$ 13,727	$ 12,155	$ 26,936	$ 23,778
Convertible preferred stock dividend	22	22	45	45
Net income for diluted earnings per share	$ 13,749	$ 12,177	$ 26,981	$ 23,823
Per share amount	$ 0.90	$ 0.80	$ 1.77	$ 1.57

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

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power"). DXP acquired this business to expand DXP's geographic presence in the mid-western U.S. and strengthen DXP's municipal pump products and services offering. DXP paid approximately $1.9 million for Pump & Power which was borrowed under our existing credit facility. Goodwill of $0.7 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Pump & Power with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On April 2, 2012, DXP acquired the stock of Aledco, Inc. ("Aledco"). DXP acquired Aledco to expand its ability to service customers in the oil and gas, water and waste water treatment, pharmaceutical and industrial markets in and around Pennsylvania. DXP paid approximately $8.1 million for Aledco which was borrowed under our existing credit facility. Goodwill of $3.4 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Aledco with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers segment.

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

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earnout provision, which states that former owners of NatPro may earn $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earnout recorded at the acquisition date was $2.9 million. As of June 30, 2013, the Company’s earnout liability was $2.9 million. Estimated goodwill of $25.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of NatPro with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. The goodwill associated with this acquisition is included in both the Service Centers segment and IPS segment.

On May 17, 2013, DXP acquired substantially all of the assets of Tucker Tool Company, Inc. (“Tucker Tool”). DXP acquired this business to expand DXP's geographic presence in the northern U.S. and strengthen DXP's industrial cutting tools offering. DXP paid approximately $5.0 million for Tucker Tool which was borrowed under our existing credit facility. Estimated goodwill of $3.6 was recognized on the purchase and is tax deductible. All of the goodwill is included in the Service Centers segment.

The value assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. Discount rates of 15.9% to 18.0% were deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

For the three and six months ended June 30, 2013, businesses acquired during 2012 and 2013 contributed sales of $55.3 million and $98.7 million, respectively, and earnings before taxes of approximately $0.4 million and $2.5 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 and 2013 in connection with the acquisitions described above (in thousands):

Cash	$ 12,374
Accounts Receivable, net	50,385
Inventory	10,985
Property and equipment	38,230
Goodwill and intangibles	120,817
Other assets	3,402
Assets acquired	236,193
Current liabilities assumed	(47,243)
Non-current liabilities assumed	(20,987)
Net assets acquired	$ 167,963

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and six months ended June 30, 2013 and 2012, assuming the acquisition of businesses completed in 2013 and 2012 were consummated as of January 1, 2012 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$ 312,326	$ 313,222	$ 625,464	$ 625,734
Net income	$ 13,834	$ 12,902	$ 27,781	$ 26,275
Per share data
Basic earnings	$ 0.96	$ 0.89	$ 1.92	$ 1.82
Diluted earnings	$ 0.91	$ 0.85	$ 1.82	$ 1.73

NOTE 12 - SEGMENT REPORTING

The Company’s reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, MRO products, equipment and integrated services, including safety services, technical expertise and logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made integrated pump system packages. The Supply Chain Services segment manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended June 30,				Six Months ended June 30,
	Service Centers	IPS	SCS	Total	Service Centers	IPS	SCS	Total
2013
Sales	$ 217,925	$ 52,954	$ 37,063	$ 307,942	$ 428,023	$ 94,477	$ 75,539	$ 598,039
Operating income for reportable segments	$ 23,376	$ 8,090	$ 3,160	$ 34,626	$ 48,420	$ 15,208	$ 6,347	$ 69,975

2012
Sales	$ 184,106	$ 35,177	$ 42,611	$ 261,894	$ 359,178	$ 74,612	$ 80,391	$ 514,181
Operating income for reportable segments	$ 22,491	$ 6,939	$ 3,902	$ 33,332	$ 41,045	$ 15,187	$ 6,719	$ 62,951

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income for reportable segments	$ 34,626	$ 33,332	$ 69,975	$ 62,951
Adjustment for:
Amortization of intangibles	3,145	2,556	5,787	4,790
Corporate and other expense, net	8,216	9,929	18,219	17,409
Total operating income	23,265	20,847	45,969	40,752
Interest expense, net	1,689	762	3,316	1,591
Other expense (income), net	21	3	22	(12)
Income before income taxes	$ 21,555	$ 20,082	$ 42,631	$ 39,173

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

On July 1, 2103, DXP acquired all of the stock of Alaska Pump & Supply, Inc. (APS). DXP acquired this business to expand DXP's geographic presence in Alaska. DXP paid approximately $13.0 million for APS which was borrowed under our existing credit facility.

On July 31, 2103, DXP acquired substantially all of the assets of Tool-Tech Industrial Machine & Supply, Inc. (“Tool-Tech”). DXP acquired this business to enhance our metal working product offering in the southwest region of the United States. DXP paid approximately $7.2 million for Tool-Tech which was borrowed under our existing credit facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three and six months ended June 30, 2013 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

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

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%
Sales	$307,942	100.0	$261,894	100.0	$598,039	100.0	$514,181	100.0
Cost of sales	216,427	70.3	185,265	70.7	417,417	69.8	366,078	71.2
Gross profit	91,515	29.7	76,629	29.3	180,622	30.2	148,103	28.8
Selling, general and administrative expense	68,250	22.2	55,782	21.3	134,653	22.5	107,351	20.9
Operating income	23,265	7.5	20,847	8.0	45,969	7.7	40,752	7.9
Interest expense	1,689	0.5	762	0.3	3,316	0.6	1,591	0.3
Other income	21	-	3	-	22	-	(12)	-
Income before income taxes	21,555	7.0	20,082	7.7	42,631	7.1	39,173	7.6
Provision for income taxes	7,806	2.5	7,905	3.0	15,650	2.6	15,350	3.0
Net income	$ 13,749	4.5	$ 12,177	4.7	$ 26,981	4.5	$ 23,823	4.6
Per share amounts
Basic earnings per share	$ 0.95		$ 0.84		$ 1.87		$ 1.66
Diluted earnings per share	$ 0.90		$ 0.80		$ 1.77		$ 1.57

DXP is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). The Service Centers are engaged in providing maintenance, repair and operating (MRO) products, equipment and integrated services, including safety service, technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply, and safety products and services categories. The IPS segment fabricates and assembles custom-made integrated pump system packages. The SCS segment manages all or part of our customer’s supply chain, including warehouse and inventory management.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

SALES. Sales for the three months ended June 30, 2013 increased $46.0 million, or 17.6%, to approximately $307.9 million from $261.9 million for the prior corresponding period. Sales by businesses acquired accounted for $45.3 million of the second quarter increase, on a same store sale basis. Excluding second quarter 2013 sales from businesses acquired, on a same store sales basis, sales for the second quarter in 2013 increased by $0.7 million, or 0.29% from the prior corresponding period. This sales increase is primarily the result of two additional business days in the 2013 second quarter compared to the prior corresponding period.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2013 increased by 46 basis points compared with the prior corresponding period. This increase was primarily due to contributions made by businesses acquired since June 30, 2012 with higher gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended June 30, 2013 increased by approximately $12.5 million to $68.3 million from $55.8 million for the prior corresponding period. Selling, general and administrative expense for acquisitions were $13.7 million, on a same store sales basis, and accounted for all of the increase. Excluding second quarter expenses from businesses acquired, on a same store sales basis, SG&A for the quarter decreased by $1.2, or 2.2% million. The decrease primarily related to decreased health claim costs and commissions. As a percentage of sales, the second quarter 2013 expense increased to 22.2%, from 21.3% for the prior corresponding period primarily as a result of businesses acquired in 2012 and 2013 having higher selling, general, and administrative expenses as a percentage of sales.

OPERATING INCOME. Operating income for the second quarter of 2013 increased $2.4 million, or 11.6% compared to the prior corresponding period. This increase in operating income is primarily the result of the 17.6% increase in sales discussed above. Operating income increased by a lower percentage than the sales increase because operating income as a percentage of sales for acquired businesses, on a same store sales basis, was less than the remainder of DXP.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2013 increased 121.7% from the prior corresponding period primarily due to the higher average outstanding balance of debt during the period. The increased debt was incurred to acquire businesses.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $33.8 million, or 18.4% for the second quarter of 2013 compared to the prior corresponding period. Excluding second quarter 2013 Service Centers segment sales from acquired businesses of $37.4 million, Service Centers segment sales for the second quarter in 2013 decreased 1.9% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of bearing and power transmission products. Operating income for the Service Centers segment increased 3.9%, primarily as a result of the 18.4% increase in sales. Operating income increased by a lower percentage than the sales increase because operating income as a percentage of sales for acquired businesses, on a same store sales basis, was less than the remainder of the Service Centers segment.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $17.8 million, or 50.5% for the second quarter of 2013 compared to the prior corresponding period. Excluding second quarter 2013 IPS segment sales from acquired businesses of $7.9 million, IPS segment sales for the second quarter in 2013 increased 28.0% from the prior corresponding period, on a same store sales basis. The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment increased 16.6% primarily as a result of the 50.5% increase in sales. The gross profit margin as a percentage of sales declined by 521 basis points primarily as a result of product mix. Selling and administrative costs increased as a result of an acquired business and increased capacity. Operating income increased by 16.6%, less than the 50.5% increase in sales, primarily as a result of the decline in gross profit as a percentage of sales.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $5.5 million, or 13.0%, for the second quarter of 2013 compared to the prior corresponding period. Operating income for the SCS segment decreased 19.0% primarily as a result of the decrease in sales. The decrease in sales is related to declines in sales to customers serving the oil and gas, military, mining and truck manufacturing markets.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

SALES. Sales for the six months ended June 30, 2013 increased $83.9 million, or 16.3%, to approximately $598.0 million from $514.2 million for the prior corresponding period. Sales by businesses acquired accounted for $86.4 million of the six month increase, on a same store sale basis. Excluding 2013 sales from businesses acquired, sales for the first six months in 2013 decreased 0.5% from the prior corresponding period, on a same store sales basis.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2013 increased by 140 basis points compared with the prior corresponding period. This increase was primarily due to product mix as well as contributions made by businesses acquired with higher gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the six months ended June 30, 2013 increased by approximately $27.3 million to $134.7 million from $107.4 million for the prior corresponding period. The majority of the increase relates to $25.9 million of selling, general and administrative expense associated with businesses acquired, on a same store sales basis. Excluding expenses from businesses acquired, the $1.4 million, or 1.3% increase primarily resulted from increased salaries compared to 2012, on a same store sales basis. As a percentage of sales, the six month 2013 expense increased to 22.5%, from 20.9% for the prior corresponding period primarily as a result of businesses acquired in 2012 and 2013 having higher selling, general and administrative expenses as a percentage of sales.

OPERATING INCOME. Operating income for the first six months of 2013 increased $5.2 million, or 12.8% compared to the prior corresponding period. This increase in operating income is primarily the result of the 16.3% increase in sales. Operating income increased by a lower percentage than the sales increase because operating income as a percentage of sales for acquired businesses, on a same store sales basis, was less than the remainder of DXP.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2013 increased 108.4% from the prior corresponding period primarily due to the higher average outstanding balance of debt during the period. The increased debt was incurred to acquire businesses.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $68.8 million, or 19.2% for the six months ended June 30, 2013 compared to the prior corresponding period. Excluding 2013 Service Centers segment sales from acquired businesses of $78.5 million, Service Centers segment sales for 2013 decreased $9.6 million, or 2.7% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of metal working and bearing and power transmission products. Operating income for the Service Centers segment increased 18.0%, primarily as a result of the 19.2% increase in sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $19.9 million, or 26.6% for the six months ended June 30, 2013 compared to the prior corresponding period. Excluding 2013 IPS segment sales from an acquired business of $7.9 million, IPS segment sales for 2013 increased 16.0% from the prior corresponding period, on a same store sales basis. The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment for the six months ended June 30, 2013 was consistent with the prior corresponding period. As a percentage of sales, operating income declined 425 basis points. The decrease is the result of a 318 basis point reduction in gross profit as a percentage of sales and a 107 basis point increase in SG&A expenses as a percentage of sales. The decrease in gross profit as a percentage of sales is primarily the result of increased sales of lower margin packages combined with the lower gross profit margin of the acquired business. The increase in SG&A percentage as a percentage of sales was primarily related to the acquisition having higher SG&A as a percentage of sales.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $4.9 million, or 6.0%, for the six months ended June 30, 2013 compared to the prior corresponding period. The decrease in sales is related to declines in sales to customers servicing the oil and gas, military, mining and truck manufacturing markets. Operating income for the SCS segment decreased 5.5% primarily as a result of the 6.0% decrease in sales.

BUSINESS ACQUISITIONS AND SUPPLEMENTAL PRO-FORMA DATA

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

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power"). DXP acquired this business to expand DXP's geographic presence in the mid-western U.S. and strengthen DXP's municipal pump products and services offering. DXP paid approximately $1.9 million for Pump & Power which was borrowed under our existing credit facility. Goodwill of $0.7 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Pump & Power with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. All of the goodwill is included in the Service Centers segment.

On April 2, 2012, DXP acquired the stock of Aledco, Inc. ("Aledco"). DXP acquired Aledco to expand its ability to service customers in the oil and gas, water and waste water treatment, pharmaceutical and industrial markets in and around Pennsylvania. DXP paid approximately $8.1 million for Aledco which was borrowed under our existing credit facility. Goodwill of $3.4 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Aledco with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. All of the goodwill is included in the Service Centers segment.

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

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earnout provision, which states that former owners of NatPro may earn $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earnout recorded at the acquisition date was $2.9 million. As of June 30, 2013, the Company’s earnout liability was $2.9 million. Estimated goodwill of $25.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of NatPro with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. The goodwill associated with this acquisition is included in both the Service Centers segment and IPS segment.
On May 17, 2013, DXP acquired substantially all of the assets of Tucker Tool Company, Inc. (“Tucker Tool”). DXP acquired this business to expand DXP's geographic presence in the northern U.S. and strengthen DXP's industrial cutting tools offering. DXP paid approximately $5.0 million for Tucker Tool which was borrowed under our existing credit facility. Estimated goodwill of $3.6 was recognized on the purchase. All of the goodwill is included in the Service Centers segment.

The value assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. Discount rates of 15.9% to 18.0% were deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

For the three and six months ended June 30, 2013, businesses acquired during 2012 and 2013 contributed sales of $55.3 million and $98.7 million, respectively, and earnings before taxes of approximately $0.4 million and $2.5 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 and 2013 in connection with the acquisitions described above (in thousands):

Cash	$ 12,374
Accounts Receivable, net	50,385
Inventory	10,985
Property and equipment	38,230
Goodwill and intangibles	120,817
Other assets	3,402
Assets acquired	236,193
Current liabilities assumed	(47,243)
Non-current liabilities assumed	(20,987)
Net assets acquired	$ 167,963

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and six months ended June 30, 2013 and 2012, assuming the acquisition of businesses completed in 2013 and 2012 were consummated as of January 1, 2012 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$ 312,326	$ 313,222	$ 625,464	$ 625,734
Net income	$ 13,834	$ 12,902	$ 27,781	$ 26,275
Per share data
Basic earnings	$ 0.96	$ 0.89	$ 1.92	$ 1.82
Diluted earnings	$ 0.91	$ 0.85	$ 1.82	$ 1.73

On July 1, 2103, DXP acquired all of the stock of Alaska Pump & Supply, Inc. (APS). DXP acquired this business to expand DXP's geographic presence in Alaska. DXP paid approximately $13.0 million for APS which was borrowed under our existing credit facility.

On July 31, 2103, DXP acquired substantially all of the assets of Tool-Tech Industrial Machine & Supply, Inc. (“Tool-Tech”). DXP acquired this business to enhance our metal working product offering in the Southwest region of the United States. DXP paid approximately $7.2 million for Tool-Tech which was borrowed under our existing credit facility.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment and our safety services category. We also require cash to pay our lease obligations and to service our debt.

The Company generated $39.0 million of cash in operating activities during the first six months ended June 30, 2013 compared to $24.9 million during the prior corresponding period. This change between the two periods was primarily driven by changes in working capital as well as an increase in net income.

During the six months ended June 30, 2013, the amount available to be borrowed under our credit agreement with our bank lender decreased from $109.5 million at December 31, 2012 to $105.7 million at June 30, 2013. This decrease in availability primarily resulted from cash used to fund acquisitions which were partially offset by cash generated by operations.

Credit Facility

On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). The Facility consists of a revolving credit facility that provides a $262.5 million line of credit to the Company and a term loan. The term loan component of the facility was $119.7 million at June 30, 2013.

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

On June 30, 2013, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.50%, the prime based rate of the Facility was prime plus 0.50%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 1.75% and the commitment fee was 0.25%. At June 30, 2013, $241.1 million was borrowed under the Facility at a weighted average interest rate of approximately 1.8% under the LIBOR options and $3.1 million was borrowed at 3.5% under the Canadian prime option. At June 30, 2013, the Company had approximately $105.7 million available for borrowing under the Facility.

The Facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At June 30, 2013, the Company’s Leverage Ratio was 1.94 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At June 30, 2013, the Company's Consolidated Fixed Charge Coverage Ratio was 3.18 to 1.00.

Asset Coverage Ratio –The credit facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At June 30, 2013, the Company's Asset Coverage Ratio was 1.84 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of June 30, 2013 (in thousands, except for ratios):

For the Twelve Months ended June 30, 2013	Leverage Ratio

Income before taxes	$ 88,467
Interest expense	7,285
Depreciation and amortization	21,765
Stock compensation expense	2,441
Pro forma acquisition EBITDA	6,130
Other adjustments	2,131
(A) Defined EBITDA	$ 128,219

As of June 30, 2013
Total long-term debt	$ 247,331
Letters of credit outstanding	918
(B) Defined indebtedness	$ 248,249

Leverage Ratio (B)/(A)	1.94

Borrowings (in thousands):

	June 30, 2013	December 31, 2012	Increase (Decrease)
Current portion of long-term debt	$ 22,057	$ 22,057	$ -
Long-term debt, less current portion	225,274	216,339	8,935
Total long-term debt	$ 247,331	$ 238,396	$ 8,935 (2)
Amount available	$ 105,661(1)	$ 109,530(1)	$ (3,869)(3)

(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) Funds obtained from the increase in debt we primarily used to fund acquisitions.
(3) The decrease in the amount available is primarily the result of a combination of increased borrowings to fund acquisitions and increased accounts receivable and inventory balances.

Performance Metrics (in days):

	Three Months Ended June 30,
			Increase
	2013	2012	(Decrease)

Days of sales outstanding	57.6	57.2	0.4
Inventory turns	8.1	7.5	0.6

Accounts receivable days of sales outstanding were 57.6 days at June 30, 2013 compared to 57.2 days at June 30, 2012 and remained consistent between the two periods. Inventory turns were 8.1 at June 30, 2013 and 7.5 at June 30, 2012. The increase in inventory turns primarily resulted from the acquisitions of Industrial Paramedic Services and HSE which have very little inventory.

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

Share Repurchases

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 81,700 shares under this authorization as of June 30, 2013.

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

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at June 30, 2013, a 100 basis point change in interest rates would result in approximately a $2.4 million change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DXP issued 52,542 unregistered shares of DXP Common Stock as part of the consideration for the April 16, 2013 acquisition of National Process Equipment, Inc (“NatPro”). The unregistered shares were issued to stockholders of NatPro.

We relied on Section 4(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	-	-	-	-
May 1, 2013 - May 31, 2013	5,400	56.25	5,400	-
June 1, 2013 - June 30, 2013	-	-	-	-
Total	5,400	56.25	5,400	118,300
On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 81,700 shares under this authorization as of June 30, 2013.

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

Dated: August 8, 2013