Form 10-Q
period 2013-09-30
DXP ENTERPRISES INC
filed 2013-11-04
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Number of shares of registrant’s Common Stock outstanding as of November 4, 2013: 14,223,255.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$ 8,271	$ 10,455
Trade accounts receivable, net of allowances for doubtful accounts of $8,962 in 2013 and $7,204 in 2012	196,036	174,832
Inventories, net	110,207	101,422
Prepaid expenses and other current assets	3,692	3,811
Deferred income taxes	7,158	5,182
Total current assets	325,364	295,702
Property and equipment, net	60,751	58,713
Goodwill	186,847	145,788
Other intangible assets, net of accumulated amortization of $46,471 in 2013 and $31,699 in 2012	73,412	63,189
Other long-term assets	5,127	6,340
Total assets	$ 651,501	$ 569,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 23,776	$ 22,057
Trade accounts payable	91,918	74,356
Accrued wages and benefits	23,741	15,216
Federal income taxes payable	8,033	1,696
Customer advances	5,047	2,996
Other current liabilities	7,162	12,131
Total current liabilities	159,677	128,452
Long-term debt, less current maturities	212,375	216,339
Non-current deferred income taxes	22,492	16,448
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2013); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2013); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,210,158 in 2013 and 14,118,348 in 2012 shares issued	143	141
Additional paid-in capital	84,374	78,554
Retained earnings	176,855	133,590
Accumulated other comprehensive income	740	1,059
Treasury stock, at cost (146,871 shares in 2013 and 141,471 in 2012)	(5,171)	(4,867)
Total shareholders’ equity	256,957	208,493
Total liabilities and shareholders’ equity	$ 651,501	$ 569,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$ 329,719	$ 289,923	$ 927,758	$ 804,104
Cost of sales	232,598	206,414	650,015	572,492
Gross profit	97,121	83,509	277,743	231,612
Selling, general and administrative expense	70,223	58,995	204,876	166,346
Operating income	26,898	24,514	72,867	65,266
Other income, net	(38)	(21)	(16)	(33)
Interest expense	1,614	2,287	4,930	3,878
Income before income taxes	25,322	22,248	67,953	61,421
Provision for income taxes	8,970	9,156	24,620	24,506
Net income	16,352	13,092	43,333	36,915
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 16,329	$ 13,069	$ 43,265	$ 36,847

Net income	$ 16,352	$ 13,092	$ 43,333	$ 36,915
Loss on long-term investment, net of income taxes	(13)	(5)	(755)	(286)
Cumulative translation adjustment	2,198	1,480	500	1,363
Comprehensive income	$ 18,537	$ 14,567	$ 43,078	$ 37,992

Basic earnings per share	$ 1.13	$ 0.91	$ 3.00	$ 2.56
Weighted average common shares outstanding	14,444	14,411	14,430	14,375
Diluted earnings per share	$ 1.07	$ 0.86	$ 2.84	$ 2.43
Weighted average common shares and common equivalent shares outstanding	15,284	15,251	15,270	15,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 43,333	$ 36,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,934	4,844
Amortization of intangible assets	9,221	8,264
Write-off of debt issuance costs	-	654
Compensation expense for restricted stock	2,150	1,491
Tax benefit related to vesting of restricted stock	(572)	(512)
Deferred income taxes	(3,966)	1,974
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(3,896)	(16,539)
Inventories	(250)	(2,789)
Prepaid expenses and other assets	1,689	(1,788)
Accounts payable and accrued expenses	13,028	(11,251)
Net cash provided by operating activities	67,671	21,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,389)	(13,076)
Purchase of long-term investment	(68)	-
Acquisitions of businesses, net of cash acquired	(61,421)	(137,847)
Net cash used in investing activities	(67,878)	(150,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	362,224	343,031
Principal payments on revolving line of credit and other long-term debt	(364,251)	(202,464)
Dividends paid	(68)	(68)
Purchase of treasury stock	(304)	(1,046)
Tax benefit related to vesting of restricted stock	572	512
Net cash (used in) provided by financing activities	(1,827)	139,965
EFFECT OF FOREIGN CURRENCY ON CASH	(150)	368
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,184)	10,673
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,455	1,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 8,271	$ 12,180

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012

Fair value at beginning of period	$ 2,413	$ 1,679
Investment during period	68	105
Realized and unrealized gains (losses) included in other comprehensive income	(1,258)	(477)
Fair value at end of period	$ 1,223	$ 1,307

The Company has paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2012, the market value of this investment was $2.4 million. At September 30, 2013, the market value of the investment was $1.2 million. The $1.3 million decrease in the market value during the nine months ended September 30, 2013 was included in other comprehensive income, net of taxes.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	September 30, 2013	December 31, 2012

Finished goods	$ 104,965	$ 97,679
Work in process	9,243	7,470
Inventory reserve	(4,001)	(3,727)
Inventories, net	$ 110,207	$ 101,422

NOTE 6 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	September 30, 2013	December 31, 2012

Land	$ 2,094	$ 1,861
Buildings and leasehold improvements	8,490	7,378
Furniture, fixtures and equipment	80,421	72,219
Less – Accumulated depreciation	(30,254)	(22,745)
Total Property and Equipment, net	$ 60,751	$ 58,713

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the nine months ended September 30, 2013 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2012	$ 145,788	$ 63,189	$ 208,977
Acquired during the period	39,831	22,560	62,391
Adjustments to prior period estimates	2,007	(2,502)	(495)
Translation adjustment	(779)	(614)	(1,393)
Amortization	-	(9,221)	(9,221)
Balance as of September 30, 2013	$ 186,847	$73,412	$260,259

During the nine months ended September 30, 2013, the Company reduced estimated customer lists from our HSE acquisition by $2.8 million based on a valuation specialists’ report. This resulted in an increase in goodwill, net of recognized deferred tax liabilities associated with the adjustment. In addition, there was an increase to estimated intangibles for our Jerzy acquisition of approximately $0.3 million. See Note 11, Business Acquisitions.

The following table presents goodwill balance by reportable segment as of September 30, 2013 and December 31, 2012 (in thousands):

	2013	2012
Service Centers	$ 141,450	$ 112,669
Innovative Pumping Solutions	28,258	15,980
Supply Chain Services	17,139	17,139
Total	$ 186,847	$ 145,788

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of September 30, 2013			At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,174)	$ 1,322	$ 2,496	$ (1,081)	$ 1,415
Customer relationships	114,015	(43,035)	70,980	90,851	(30,010)	60,841
Non-compete agreements	3,372	(2,262)	1,110	1,541	(608)	933
Total	$ 119,883	$ (46,471)	$ 73,412	$ 94,888	$ (31,699)	$ 63,189

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	2013	2012

Line of credit	$ 118,901	$ 104,526
Term loan	114,531	130,000
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	2,719	3,870
	236,151	238,396
Less: Current portion	(23,776)	(22,057)
Total Long-term Debt	$ 212,375	$ 216,339

On July 11, 2012 DXP entered into a new credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). The Facility consists of a revolving credit facility that provides a $262.5 million line of credit to the Company and a term loan. The term loan component of the facility was $114.5 million at September 30, 2013.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the term loan component ($114.5 million at September 30, 2013) are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 basis points higher than they were immediately prior to the acquisition.

On September 30, 2013, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.50%, the prime based rate of the Facility was prime plus 0.50%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 1.75% and the commitment fee was 0.25%. At September 30, 2013, $233.4 million was borrowed under the Facility at a weighted average interest rate of approximately 1.8% under the LIBOR options. At September 30, 2013, the Company had approximately $118.5 million available for borrowing under the Facility.

The Facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

 NOTE 9 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of September 30, 2013 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2013:

Number of shares authorized for grants	800,000
Number of shares granted	(785,159)
Number of shares forfeited	108,909
Number of shares available for future grants	123,750
Weighted-average grant price of granted shares	$ 23.49

Changes in restricted stock for the nine months ended September 30, 2013 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2012	210,654	$ 26.85
Granted	96,788	$ 51.08
Forfeited	(28,911)	$ 37.15
Vested	(44,670)	$ 28.46
Non-vested at September 30, 2013	233,861	$ 35.26

Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2013 and 2012 was $2.1 million and $1.5 million, respectively. Related income tax benefits recognized in earnings for the nine months ended September 30, 2013 and 2012 were approximately $0.8 million and $0.6 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at September 30, 2013 and December 31, 2012 was $6.4 million and $5.5 million, respectively. As of September 30, 2013, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 28.1 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Weighted average shares outstanding	14,444	14,411	14,430	14,375
Net income	$ 16,352	$ 13,092	$ 43,333	$ 36,915
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 16,329	$ 13,069	$ 43,265	$ 36,847
Per share amount	$ 1.13	$ 0.91	$ 3.00	$ 2.56

Diluted:
Weighted average shares outstanding	14,444	14,411	14,430	14,375
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	15,284	15,251	15,270	15,215
Net income attributable to common shareholders	$ 16,329	$ 13,069	$ 43,265	$ 36,847
Convertible preferred stock dividend	23	23	68	68
Net income for diluted earnings per share	$ 16,352	$ 13,092	$ 43,333	$ 36,915
Per share amount	$ 1.07	$ 0.86	$ 2.84	$ 2.43

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

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earnout provision, which states that former owners of NatPro may earn $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earnout recorded at the acquisition date was $2.9 million. As of September 30, 2013, the Company’s earnout liability was $2.9 million. Estimated goodwill of $25.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of NatPro with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. The goodwill associated with this acquisition is included in both the Service Centers segment and IPS segment.

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

For the three and nine months ended September 30, 2013, businesses acquired during 2012 and 2013 contributed sales of $62.7 million and $161.4 million, respectively, and earnings before taxes of approximately $0.7 million and $3.2 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 and 2013 in connection with the acquisitions described above (in thousands):

Cash	$ 12,804
Accounts Receivable, net	53,314
Inventory	12,727
Property and equipment	38,421
Goodwill and intangibles	139,391
Other assets	3,793
Assets acquired	260,450
Current liabilities assumed	(49,482)
Non-current liabilities assumed	(22,406)
Net assets acquired	$ 188,562

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2013 and 2012, assuming the acquisition of businesses completed in 2013 and 2012 were consummated as of January 1, 2012 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$ 330,876	$ 318,895	$ 970,714	$ 958,560
Net income	$ 16,414	$ 13,363	$ 45,048	$ 40,149
Per share data
Basic earnings	$ 1.14	$ 0.92	$ 3.11	$ 2.78
Diluted earnings	$ 1.07	$ 0.87	$ 2.95	$ 2.63

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

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended September 30,				Nine Months ended September 30,
	Service Centers	IPS	SCS	Total	Service Centers	IPS	SCS	Total
2013
Sales	$ 232,529	$ 61,094	$ 36,096	$ 329,719	$ 660,552	$ 155,572	$ 111,634	$ 927,758
Operating income for reportable segments	$ 27,557	$ 9,059	$ 3,202	$ 39,818	$ 75,976	$ 24,267	$ 9,550	$ 109,793

2012
Sales	$ 212,497	$ 38,854	$ 38,572	$ 289,923	$ 571,675	$ 113,466	$ 118,963	$ 804,104
Operating income for reportable segments	$ 26,410	$ 7,227	$ 2,781	$ 36,418	$ 67,455	$ 22,414	$ 9,500	$ 99,369

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income for reportable segments	$ 39,818	$ 36,418	$ 109,793	$ 99,369
Adjustment for:
Amortization of intangibles	3,434	3,474	9,221	8,264
Corporate and other expense, net	9,486	8,430	27,705	25,839
Total operating income	26,898	24,514	72,867	65,266
Interest expense, net	1,614	2,287	4,930	3,878
Other income, net	(38)	(21)	(16)	(33)
Income before income taxes	$ 25,322	$ 22,248	$ 67,953	$ 61,421

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

NOTE 14 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim condensed consolidated financial statements were issued.  There were no events that required recognition for disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three and nine months ended September 30, 2013 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

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

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	%	2012	%	2013	%	2012	%
Sales	$329,719	100.0	$289,923	100.0	$927,758	100.0	$804,104	100.0
Cost of sales	232,598	70.5	206,414	71.2	650,015	70.1	572,492	71.2
Gross profit	97,121	29.5	83,509	28.8	277,743	29.9	231,612	28.8
Selling, general and administrative expense	70,223	21.3	58,995	20.3	204,876	22.1	166,346	20.7
Operating income	26,898	8.2	24,514	8.5	72,867	7.8	65,266	8.1
Interest expense	1,614	0.5	2,287	0.8	4,930	0.5	3,878	0.5
Other income	(38)	-	(21)	-	(16)	-	(33)	-
Income before income taxes	25,322	7.7	22,248	7.7	67,953	7.3	61,421	7.6
Provision for income taxes	8,970	2.7	9,156	3.2	24,620	2.6	24,506	3.0
Net income	$ 16,352	5.0	$ 13,092	4.5	$ 43,333	4.7	$ 36,915	4.6
Per share amounts
Basic earnings per share	$ 1.13		$ 0.91		$ 3.00		$ 2.56
Diluted earnings per share	$ 1.07		$ 0.86		$ 2.84		$ 2.43

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

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

SALES. Sales for the three months ended September 30, 2013 increased $39.8 million, or 13.7%, to approximately $329.7 million from $289.9 million for the prior corresponding period. Sales by businesses acquired accounted for $28.9 million of the third quarter increase, on a same store sale basis. Excluding third quarter 2013 sales from businesses acquired, on a same store sales basis, sales for the third quarter in 2013 increased by $10.9 million, or 3.8% from the prior corresponding period. This sales increase is primarily the result of improvements in the U.S. economy.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2013 increased by 66 basis points compared with the prior corresponding period. This increase was primarily due to changes in customer and product mix.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended September 30, 2013 increased by approximately $11.2 million to $70.2 million from $59.0 million for the prior corresponding period. Selling, general and administrative expense for acquisitions were $6.4 million, on a same store sales basis. Excluding third quarter expenses from businesses acquired, on a same store sales basis, SG&A for the quarter increased by 8.2%. The increase primarily related to the increase in gross profit. As a percentage of sales, the third quarter 2013 expense increased to 21.3%, from 20.4% for the prior corresponding period primarily as a result of the increase in gross profit percentage combined with businesses acquired in 2012 and 2013 having higher selling, general, and administrative expenses as a percentage of sales.

OPERATING INCOME. Operating income for the third quarter of 2013 increased $2.4 million, or 9.7% compared to the prior corresponding period. This increase in operating income is primarily the result of the 13.7% increase in sales discussed above. Operating income increased by a lower percentage than sales because operating income as a percentage of sales for acquired businesses, on a same store sales basis, was lower than the remainder of DXP.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2013 decreased 29.4% from the prior corresponding period primarily due a $0.7 million charge in 2012 to fully amortize debt issuance costs related to DXP’s old credit facility.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $19.6 million, or 9.2% for the third quarter of 2013 compared to the prior corresponding period. Excluding third quarter 2013 Service Centers segment sales from acquired businesses of $16.9 million, Service Centers segment sales for the third quarter in 2013 increased $2.7 million, or 1.3% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of increased sales of pumps and related products. Operating income for the Service Centers segment increased 4.3%, primarily as a result of the 9.2% increase in sales. Operating income increased by a lower percentage than the sales increase because operating income as a percentage of sales for acquired businesses, on a same store sales basis, was less than the remainder of the Service Centers segment.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $22.7 million, or 58.9% for the third quarter of 2013 compared to the prior corresponding period. Excluding third quarter 2013 IPS segment sales from acquired businesses of $11.9 million, IPS segment sales for the third quarter in 2013 increased 28.0% from the prior corresponding period, on a same store sales basis. The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment increased 25.4% primarily as a result of the 58.9% increase in sales. Operating income increased by 25.4%, less than the 58.9% increase in sales, primarily as a result of operating income for the acquired business as a percentage of sales being lower than the remainder of the IPS segment.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $2.5 million, or 6.4%, for the third quarter of 2013 compared to the prior corresponding period. The decrease in sales is primarily related to declines in sales to customers serving the automotive and  truck manufacturing industries. Operating income for the SCS segment increased 15.2% primarily as a result of the change in customer mix.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

SALES. Sales for the nine months ended September 30, 2013 increased $123.7 million, or 15.4%, to approximately $927.8 million from $804.1 million for the prior corresponding period. Sales by businesses acquired accounted for $115.3 million of the nine month increase, on a same store sale basis. Excluding 2013 sales from businesses acquired, sales for the first nine months in 2013 increased $8.3 million, or 1.0% from the prior corresponding period, on a same store sales basis.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2013 increased by 114 basis points compared with the prior corresponding period. This increase was primarily due to changes in customer and product mix.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2013 increased by approximately $38.5 million to $204.9 million from $166.3 million for the prior corresponding period. The majority of the increase relates to $32.3 million of selling, general and administrative expense associated with businesses acquired, on a same store sales basis. Excluding expenses from businesses acquired, expenses increased approximately $6.2 million as a result of increased salaries, incentive compensation, insurance, health claims and travel expenses in connection with the growth of the Company. As a percentage of sales, the nine month 2013 expense increased 139 basis points from the prior corresponding period primarily as a result of businesses acquired in 2012 and 2013 having higher selling, general and administrative expenses as a percentage of sales.

OPERATING INCOME. Operating income for the nine months of 2013 increased $7.6 million, or 11.7% compared to the prior corresponding period. This increase in operating income is primarily the result of the 15.4% increase in sales. Operating income increased by a lower percentage than the sales increase because operating income as a percentage of sales for acquired businesses, on a same store sales basis, was less than the remainder of DXP.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2013 increased 27.1% from the prior corresponding period primarily due to the higher average outstanding balance of debt during the period. The increased debt was incurred to acquire businesses.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $88.5 million, or 15.5% for the nine months ended September 30, 2013 compared to the prior corresponding period. Excluding 2013 Service Centers segment sales from acquired businesses of $95.5 million, Service Centers segment sales for 2013 decreased $7.0 million, or 1.2% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of metal working and bearing and power transmission products. Operating income for the Service Centers segment increased $8.5 million, or 12.6%, primarily as a result of the 15.5% increase in sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $42.5 million, or 37.6% for the nine months ended September 30, 2013 compared to the prior corresponding period. Excluding 2013 IPS segment sales from an acquired business of $19.8 million, IPS segment sales for 2013 increased 20.1% from the prior corresponding period, on a same store sales basis. The sales increase resulted from the increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment for the nine months ended September 30, 2013 increased by $1.9 million, or 8.3% from the prior corresponding period. As a percentage of sales, operating income declined 423 basis points. The decrease primarily is the result of operating income, as a percentage of sales, for the acquired business being lower than the remainder of the IPS segment.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $7.3 million, or 6.2%, for the nine months ended September 30, 2013 compared to the prior corresponding period. The decrease in sales is related to declines in sales to customers automotive and truck manufacturing markets. Operating income for the SCS segment remained constant with the prior corresponding period despite the decrease in sales due to a slightly increased gross margin. The increase of gross margin is primarily related to a change in customer mix.

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

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earnout provision, which states that former owners of NatPro may earn $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earnout recorded at the acquisition date was $2.9 million. As of September 30, 2013, the Company’s earnout liability was $2.9 million. Estimated goodwill of $25.8 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of NatPro with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce. None of the estimated goodwill is expected to be tax deductible. The goodwill associated with this acquisition is included in both the Service Centers segment and IPS segment.

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

For the three and nine months ended September 30, 2013, businesses acquired during 2012 and 2013 contributed sales of $62.7 million and $161.4 million, respectively, and earnings before taxes of approximately $0.7 million and $3.2 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2012 and 2013 in connection with the acquisitions described above (in thousands):

Cash	$ 12,804
Accounts Receivable, net	53,314
Inventory	12,727
Property and equipment	38,421
Goodwill and intangibles	139,391
Other assets	3,793
Assets acquired	260,450
Current liabilities assumed	(49,482)
Non-current liabilities assumed	(22,406)
Net assets acquired	$ 188,562

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2013 and 2012, assuming the acquisition of businesses completed in 2013 and 2012 were consummated as of January 1, 2012 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$ 330,876	$ 318,895	$ 970,714	$ 958,560
Net income	$ 16,414	$ 13,363	$ 45,048	$ 40,149
Per share data
Basic earnings	$ 1.14	$ 0.92	$ 3.11	$ 2.78
Diluted earnings	$ 1.07	$ 0.87	$ 2.95	$ 2.63

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment and our safety services category. We also require cash to pay our lease obligations and to service our debt.

The Company generated $67.7million of cash in operating activities during the nine months ended September 30, 2013 compared to $21.3 million during the prior corresponding period. This change between the two periods was primarily driven by changes in working capital as well as an increase in net income.

During the nine months ended September 30, 2013, the amount available to be borrowed under our credit agreement with our bank lender increased from $109.5 million at December 31, 2012 to $118.5 million at September 30, 2013. This increase in availability primarily resulted from cash generated from operations used to pay down debt.

Credit Facility

On July 11, 2012 DXP entered into a new credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). The Facility consists of a revolving credit facility that provides a $262.5 million line of credit to the Company and a term loan. The term loan component of the facility was $118.5 million at September 30, 2013.

The line of credit portion of the Facility provides the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the term loan component ($118.5 million at September 30, 2013) are 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 basis points higher than they were immediately prior to the acquisition.

On September 30, 2013, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.50%, the prime based rate of the Facility was prime plus 0.50%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 1.75% and the commitment fee was 0.25%. At September 30, 2013, $233.4 million was borrowed under the Facility at a weighted average interest rate of approximately 1.8% under the LIBOR options. At September 30, 2013, the Company had approximately $118.5 million available for borrowing under the Facility.

The Facility expires on July 11, 2017. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At September 30, 2013, the Company’s Leverage Ratio was 1.81 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At September 30, 2013, the Company's Consolidated Fixed Charge Coverage Ratio was 3.15 to 1.00.

Asset Coverage Ratio –The credit facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At September 30, 2013, the Company's Asset Coverage Ratio was 1.99 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of September 30, 2013 (in thousands, except for ratios):
For the Twelve Months ended September 30, 2013	Leverage Ratio

Income before taxes	$ 91,541
Interest expense	6,612
Depreciation and amortization	21,129
Stock compensation expense	2,614
Pro forma acquisition EBITDA	7,463
Other adjustments	1,130
(A) Defined EBITDA	$ 130,489

As of September 30, 2013
Total long-term debt	$ 236,151
(B) Defined indebtedness	$ 236,151

Leverage Ratio (B)/(A)	1.81

Borrowings (in thousands):

	September 30, 2013	December 31, 2012	Increase (Decrease)
Current portion of long-term debt	$ 23,776	$ 22,057	$ 1,719
Long-term debt, less current portion	212,375	216,339	(3,964)
Total long-term debt	$ 236,151	$ 238,396	$ (2,245) (2)
Amount available	$ 118,513(1)	$ 109,530(1)	$ 8,983(3)
(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) Funds generated from cash flows from operating activities were used to pay down debt.
(3) The increase in the amount available is primarily the result of a combination of increased accounts receivable and inventory balances and cash generated from operations used to pay down outstanding debt.

Performance Metrics (in days):

	Three Months Ended September 30,
			Increase
	2013	2012	(Decrease)

Days of sales outstanding	57.2	62.3	(5.1)
Inventory turns	8.4	8.3	0.1

Accounts receivable days of sales outstanding were 57.2 days at September 30, 2013 compared to 62.3 days at September 30, 2012. The 62.3 days in the prior period was primarily from acquired businesses that historically have had more days sales in receivables. The current year decrease is primarily the result of a decrease in days sales in receivables related to our core businesses, as well as a slight decrease related to businesses acquired during the current year having historically less days sales in receivables.  Inventory turns were consistent between the two periods.

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

Share Repurchases

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases may be made in open market or in privately negotiated transactions. DXP had purchased 81,700 shares under this authorization as of September 30, 2013.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2013, a 100 basis point change in interest rates would result in approximately a $2.4 million change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

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

Dated: November 4, 2013