Form 10-K
DXP ENTERPRISES INC
filed 2014-03-11
CIK 1020710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas		76-0509661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

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

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2013: $687,772,472

Number of shares of registrant's Common Stock outstanding as of March 11, 2014: 14,492,403.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2014 are incorporated by reference into Part III hereof.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc., founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services and Innovative Pumping Solutions. Sales, operating income, and other financial information for 2011, 2012 and 2013, and identifiable assets at the close of such years for our business segments are presented in Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Our total sales have increased from $125 million in 1996 to $1.2 billion in 2013 through a combination of internal growth and business acquisitions. At December 31, 2013 we operated from 172 locations in thirty-eight states in the U.S., nine provinces in Canada, and one state in Mexico, serving more than 50,000 customers engaged in a variety of industrial end markets. We have grown sales and profitability by adding additional products, services, locations and becoming customer driven experts in maintenance, repair and operating solutions.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2012 sales as reported by Industrial Distribution magazine, we were the 18th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Generally our Service Centers segment does not enter into long-term contracts with our customers requiring them to purchase our products. A majority of our Service Center segment sales are derived from customer purchase orders. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2013, our Service Centers’ products and services were distributed from 171 service centers and 7 distribution centers.

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

The Service Centers segment’s long-lived assets are located in both the United States and Canada. Approximately 16.1% of the Service Center’s segment revenues were in Canada and the remainder was virtually all in the U.S.

At December 31, 2013, the Service Centers segment had approximately 2,483 full-time employees.

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

At December 31, 2013, the Supply Chain Services segment operated supply chain installations in sixty-two (62) of our customers’ facilities.

At December 31, 2013, all of the Supply Chain Services segment’s long-lived assets are located in the U.S. and all of 2013 sales were recognized in the U.S.

At December 31, 2013, the Supply Chain Services segment had approximately 242 full-time employees.

Innovative Pumping Solutions

DXP’s Innovative Pumping Solutions® segment provides fabrication and technical design to meet the capital equipment needs of our global customer base. DXP’s Innovative Pumping Solutions provides a single source for engineering, systems design and fabrication of integrated pump packages custom-made to customer specifications.

Our sales of custom integrated pump packages are generally derived from customer purchase orders containing the customers’ project specifications. Sales are directly solicited from customers by our sales force.

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

DXP’s fabrication facilities provide convenient technical support and pump repair services. The facilities contain state of the art equipment to provide the technical services our customers require including:

•	Structural welding
•	Pipe welding
•	Custom skid assembly
•	Custom coatings
•	Hydrostatic pressure testing
•	Mechanical string testing

Examples of our innovative pump packages include:

•	Diesel and electric driven firewater packages
•	Pipeline booster packages
•	Potable water packages
•	Pigging pump packages
•	Lease Automatic Custody Transfer (“LACT”) charge units
•	Chemical injection pump packages wash down units
•	Seawater lift pump packages
•	Jockey pump packages
•	Condensate pump packages
•	Cooling water packages
•	Seawater/produced water injection packages
•	Variety of packages to meet customer required industry specifications such as API, ANSI and NFPA

At December 31, 2013, the Innovative Pumping Solutions segment operated out of ten facilities, eight of which are located in the United States and two in Canada.

Approximately 5.3% of the Innovative Pumping Solutions segment’s long-lived assets are located in Canada and the remainder was in the U.S. Approximately 11.2% of the Innovative Pumping Solution’s segment 2013 revenues were recognized in Canada and the remainder was virtually all in the U.S.

At December 31, 2013, the Innovative Pumping Solutions segment had approximately 209 full-time employees.

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

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 29 acquisitions across our three business segments. Below is a summary of recent acquisitions since the beginning of 2009.
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

On May 31, 2012, DXP completed the acquisition of Austin and Denholm Industrial Sales Alberta, Inc (“ADI”). DXP acquired this business to expand our presence in pumping solutions in Western Canada. DXP Canada Enterprises Ltd., acquired all of the outstanding common shares of ADI for $2.7 million which was borrowed under our existing credit facility.

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

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement includes an earn-out provision, which states that former owners of NatPro may earn CDN $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earn-out recorded at the acquisition date was $2.8 million. As of December 31, 2013 the $2.8 million accrued liability associated with this earn-out provision was reversed and included in 2013 operating income.

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

Competition

Our business is highly competitive. In the Service Centers segment we compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than we do. Some of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with catalog distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings that we offer, we are not aware of any major competitor that offers on a non-catalog basis a variety of products and services as broad as our offering. Further, while certain catalog distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical expertise and after-the-sale services that we provide. In the Supply Chain Services segment we compete with larger distributors that provide integrated supply programs and outsourcing services, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. In the Innovative Pumping Solutions segment we compete against a variety of manufacturers, distributors and fabricators, many of which may have greater financial and other resources than we do. We generally compete on service and price in all of our segments.

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

Employees

At December 31, 2013, DXP had approximately 3,207 full-time employees. We believe that we maintain positive relationships with all of our employees. Less than one percent (1%) of our employees are unionized.

Background of Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of their business experience as of March 11, 2014. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	62
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	60
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	63
John J. Jeffery	Senior Vice President/Supply Chain Services & Marketing	46
Todd Hamlin	Senior Vice President/Service Centers	42
Kent Yee	Senior Vice President/Corporate Development	38
Wayne Crane	Senior Vice President/Information Technology	51
Gary Messersmith	Senior Vice President/General Counsel	65

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

Kent Yee. Mr. Yee currently serves as Senior Vice President Corporate Development and leads DXP's mergers and acquisitions, business integration and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions and most recently as Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply.  Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 39 transactions including more than $1.2 billion in M&A and $2.8 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets.  As of December 31, 2013, our combined goodwill and intangible assets amounted to $257.8 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own our headquarters facility in Houston, Texas, which has approximately 48,000 square feet of office space. At December 31, 2013, we had approximately 172 facilities which contained 171 services centers, 7 distribution centers and 10 fabrication facilities.

At December 31, 2013, the Service Centers segment owned or leased 171 service center facilities. Of these facilities, 136 were located in the U.S. in 35 states and 34 were located in 9 Canadian provinces and 1 in Sonora, Mexico. All of the distribution centers were located in the U.S., specifically in California, Georgia, Illinois, Massachusetts, Montana, Nebraska, and Texas. At December 31, 2013, the Innovative Pumping Solutions segment operated out of 10 facilities located in 5 states in the U.S. and two provinces in Canada. At December 31, 2013, the Supply Chain Services segment operated supply chain installations in 62 of our customers’ facilities in 26 U.S. states.

At December 31, 2013, our owned facilities ranged from 6,500 square feet to 48,000 square feet in size. We leased facilities for terms generally ranging from one to fifteen years. The leased facilities ranged from approximately 1,000 square feet to 170,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

ITEM 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate a material adverse effect on DXP’s business, consolidated financial position, cash flows, or results of operations.

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

	High	Low
2013
Fourth Quarter	$ 116.88	$ 78.44
Third Quarter	$ 78.98	$ 63.49
Second Quarter	$ 75.00	$ 54.50
First Quarter	$ 76.91	$ 49.65

2012
Fourth Quarter	$ 51.68	$ 42.11
Third Quarter	$ 49.85	$ 38.25
Second Quarter	$ 50.35	$ 36.76
First Quarter	$ 45.90	$ 31.78

On March 7, 2014, we had approximately registered 446 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”.

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

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US). The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2008 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2013:

Plan category	Number of Shares to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	211,510	$36.17	123,750(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	211,510	$36.17	123,750(1)
(1) Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan.

Unregistered Shares

DXP issued 19,685 unregistered shares of DXP Common Stock as part of the consideration for the May 1, 2012 acquisition of Industrial Paramedic Services. The unregistered shares were issued to the stockholder of Industrial Paramedic Services.

DXP Issued 52,542 unregistered shares of DXP Common Stock as part of the consideration for the April 16, 2013 acquisition of NatPro. The unregistered shares were issued to certain sellers of Natpro.

We relied on Section 4(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Recent Sales of Common Stock

On May 29, 2013, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement, commonly referred to as a “shelf registration”, whereby the Company registered shares of common stock. In December 2013, pursuant to this registration statement, the Company issued 235,976 shares of common stock at a weighted average price of $105.94 per share. Net proceeds were approximately $24.4 million.

Repurchases of Common Stock

There were no stock repurchases during the fourth quarter of 2013.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2013 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2013	2012	2011	2010	2009(1)
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 1,241,510	$ 1,097,110	$ 807,005	$ 656,202	$ 583,226
Gross Profit	372,345	319,091	231,836	188,395	151,414
Operating income (loss)	100,924	90,522	55,485	37,091	(49,332)
Income (loss) before income taxes	94,717	85,009	51,995	32,132	(54,482)
Net income (loss)	60,237	50,985	31,437	19,381	(42,412)
Per share amounts
Basic earnings (loss) per common share	$ 4.17	$ 3.54	$ 2.19	$ 1.40	$ (3.24)
Common shares outstanding	14,439	14,374	14,301	13,821	13,117
Diluted earnings (loss) per share	$ 3.94	$ 3.35	$ 2.08	$ 1.32	$ (3.24)
Common and common equivalent shares outstanding	15,279	15,214	15,141	14,821	13,117

 (1)The goodwill and other intangibles impairment charge and the inventory impairment charge in 2009, further discussed in Item 7 of this Report,  reduced operating income by $66.8 million and increased basic and diluted loss per share by $3.82.

Consolidated Balance Sheet Data:	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)

Total assets	$635,607	$569,732	$ 405,338	$ 320,624	$ 270,927
Long-term debt obligations	168,372	216,339	114,205	103,621	102,916
Shareholders’ equity	296,250	208,493	156,675	124,120	90,213

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

During 2013, the growth rate of the general economy slowed from 2012 and sales of metal working and bearing and power transmission products to manufacturers of oil field equipment declined. Our employee headcount increased by 13.8% primarily as a result of multiple acquisitions. Sales for the year ended December 31, 2013 increased $144.4 million, or 13.2%, to $1.2 billion from $1.1 billion in 2012. Sales by businesses acquired in 2013 accounted for $63.7 million of 2013 sales. Sales by businesses acquired in 2012 accounted for $75.9 million of 2013 sales, on a same store sales basis. Excluding 2013 sales of $139.6 million by businesses acquired in 2012 and 2013, on a same store sales basis, sales increased $4.8 million, or 0.4%, from 2012.

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

Results of Operations
	Years Ended December 31,

	2013	%	2012	%	2011	%
	(in millions, except percentages and per share amounts)

Sales	$ 1,241.5	100.0	$ 1,097.1	100.0	$ 807.0	100.0
Cost of sales	869.2	70.0	778.0	70.9	575.2	71.3
Gross profit	372.3	30.0	319.1	29.1	231.8	28.7
Selling, general & administrative expense	271.4	21.9	228.6	20.8	176.3	21.9
Operating income	100.9	8.1	90.5	8.3	55.5	6.8
Interest expense	6.3	0.5	5.6	0.5	3.5	0.4
Other expense (income)	(0.1)	-	(0.1)	-	-	-
Income before income taxes	94.7	7.6	85.0	7.8	52.0	6.4
Provision for income taxes	34.5	2.8	34.0	3.1	20.6	2.5
Net income	$ 60.2	4.8	$ 51.0	4.7	$ 31.4	3.9
Per share
Basic earnings per share	$ 4.17		$ 3.54		$ 2.19
Diluted earnings per share	$ 3.94		$ 3.35		$ 2.08

DXP is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). The Service Centers are engaged in providing maintenance, repair and operating (MRO) products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment manages all or part of our customer’s supply chain, including inventory. The IPS segment fabricates and assembles integrated pump system packages custom made to customer specifications.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

SALES. Sales for the year ended December 31, 2013 increased $144.4 million, or 13.2%, to approximately $1,241.5 million from $1,097.1 million in 2012. Sales by businesses acquired in 2013 accounted for $63.7 million of 2013 sales. Sales by businesses acquired in 2012 accounted for $75.9 million of the 2013 increase, on a same store sales basis. Excluding 2013 sales of $139.6 million by businesses acquired in 2012 and 2013, on a same store sales basis, sales increased by $4.8 million, or 0.4%, from 2012. An increase in sales in our IPS segment of $15.7, on a same store sales basis, were mitigated by decreases in our Service Centers segment and Supply Chain Services segment of $2.2 million and $8.7 million, on a same store sales basis, respectively.

GROSS PROFIT. Gross profit as a percentage of sales increased to 30.0% for 2013 compared to 29.1% for the prior corresponding period primarily as a result of increased gross profit percentages experienced by our Supply Chain Services and Service Center segments. The increase in gross profit percentage in the Service Center segment was primarily related to changes in product mix. Supply Chain Services segment’s gross profit percentage increased primarily as a result of a change in customer mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 2013 increased by approximately $42.9 million, or 18.8%, when compared to 2012. Selling, general and administrative expense by businesses acquired in 2013 was $10.0 million. Selling, general and administrative expense for acquisitions that occurred in 2012 accounted for $22.5 million of the 2013 increase, on a same store sales basis. Excluding 2013 expenses of $32.5 million by businesses acquired in 2012 and 2013, on a same store sales basis, the increase primarily related to increased salaries, commissions, health claims and insurance premiums. As a percentage of sales, the 2013 expense increased to 21.9% from 20.8%, primarily as a result of businesses acquired in 2012 and 2013 having higher selling, general and administrative expenses as a percentage of sales compared to the remainder of DXP.

OPERATING INCOME. Operating income for 2013 increased $10.4 million, or 11.5%, from $90.5 million to $100.9 million, compared to the prior corresponding period. The increase is primarily related to the combination of the 13.2% increase in sales, and the increase in gross profit as a percentage of sales.

INTEREST EXPENSE. Interest expense for 2013 increased by $0.7 million, or 13%, from 2012. The increase in interest expense was primarily the result of increased borrowings used to acquire businesses.

INCOME TAXES. Our provision for income taxes differed from the U. S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. Our effective tax rate for 2013 of 36.4% decreased from 40% from the prior corresponding period, primarily as a result of lower accruals for state income taxes and the effect of the $2.8 million of income from reversing the accrual for an earn-out related to the acquisition of Natpro. The income is accounted for as a permanent difference for tax purposes.

SERVICE CENTERS SEGMENT. Sales for the Service Centers increased $105.8 million, or 13.6% in 2013 compared to the prior corresponding period. Sales by businesses acquired in 2013 accounted for $31.6 million of 2013 sales. Sales by businesses acquired in 2012 accounted for $75.9 million of the 2013 increase, on a same store sales basis. Excluding 2013 sales of $107.5 million by businesses acquired 2012 and 2013, on a same stores sales basis, Service Centers’ sales decreased $2.2 million, or 0.3%, on a same stores sales basis, from the prior corresponding period. This sales decrease is primarily the result of decreased sales of metal working and bearing and power transmission products to manufacturers of oil field equipment. Although sales remained consistent with the prior corresponding period, gross profit increased $8.7 million, after excluding 2012 and 2013 acquisitions, on a same store sales basis. This increase was primarily due to changes in product mix. Operating income for the Service Centers segment increased $18.2 million, or 20.5%. Excluding 2012 and 2013 acquisitions, operating income increased $8.9 million, or 10.1%, on a same stores sales basis, from the prior corresponding period. This increase was primarily attributable to the increased gross profit mentioned above.

SUPPLY CHAIN SERVICES SEGMENT. Sales for Supply Chain Services decreased by $8.7 million, or 5.6%, in 2013 compared to the prior corresponding period. None of the 2012 or 2013 acquisitions contributed sales to this segment. The decrease in sales is related to declines in sales to customers in the automotive and truck manufacturing markets. Operating income for the SCS segment remained constant with the prior corresponding period despite the decrease in sales due to slightly increased gross margin. The increase of gross margin is primarily related to a change in customer mix.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for Innovative Pumping Solutions increased by $47.4 million, or 29.3%, in 2013 compared to the prior corresponding period. Sales by a business acquired in 2013 accounted for $32.1 million of 2013 sales. None of the 2012 acquisitions contributed sales to this segment.  Excluding 2013 sales of $32.1 million by businesses acquired in 2013 on a same stores sales basis, IPS’ sales increased $15.7 million, or 9.7%, on a same stores sales basis, from the prior corresponding period. The sales increase resulted from increased capital spending by our oil and gas and mining customers. Gross profit as a percentage of sales declined to 28.8% for 2013 from 31.3% for 2012. Excluding the business acquired in 2013, gross profit for 2013 was 31.5%, which is greater than the 31.3% for 2012. Operating income for the IPS segment increased $1.7 million, or 5.2%. Excluding the 2013 acquisition, operating income increased $1.2 million, or 3.8%, primarily as a result of the increase in sales.

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

SERVICE CENTERS SEGMENT. Sales for the Service Centers increased $218.8 million, or 39.1% in 2012 compared to the prior corresponding period. Sales by businesses acquired in 2012 accounted for $86.3 million of 2012 sales. Sales by businesses acquired in 2011 accounted for $95.6 million of the 2012 increase, on a same store sales basis. Excluding 2012 sales of $181.9 million by businesses acquired 2011 and 2012, on a same stores sales basis, Service Centers’ sales increased $36.9 million, or 6.6%, on a same stores sales basis, from the prior corresponding period. This sales increase is primarily due to continued improvement in the manufacturing and oil and gas portions of the U.S. economy. Operating income for the Service Centers segment increased $24.4 million, or 37.9%. Excluding 2011 and 2012 acquisitions, operating income increased $8.3 million, or 12.8%, on a same stores sales basis, from the prior corresponding period. This increase was primarily attributable to the increased sales mentioned above.

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

Pro Forma Results

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2013 and 2012, assuming the acquisition of businesses completed in 2013 and 2012 (previously discussed in Item 1, Business) were consummated as of January 1, 2012 are as follows (in thousands, except per share amounts):
Years Ended December 31,
	2013	2012
Net sales	$ 1,284,465	$ 1,279,870
Net income	$ 61,929	$ 55,309
Per share data
Basic earnings	$ 4.28	$ 3.83
Diluted earnings	$ 4.05	$ 3.62

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2012 and 2011, assuming the acquisition of businesses completed in 2012 and 2011 were consummated as of January 1, 2011 are as follows (in thousands, except per share amounts):
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

We generated approximately $82.2 million of cash in operating activities in 2013 as compared to generating $51.2 million in 2012. This change between the two years was primarily attributable to the changes in working capital as well as an increase in net income.

During 2013 we paid $61.2 million in cash, net of $0.4 million of cash acquired, for four businesses acquired during 2013 compared to paying $144.9 million in cash related to the purchase of eight businesses during 2012.

We purchased approximately $7.7 million of capital assets during 2013 compared to $14.1 million for 2012. Capital expenditures during 2013 were related primarily to transportation equipment, computer equipment, computer software, production equipment, inventory handling equipment, safety rental equipment and building and leasehold improvements. Capital expenditures for 2014 are expected to be within the range of the 2012 and 2013 expenditures.

At December 31, 2013, our total long-term debt, including the current portion, was $194.6 million compared to total capitalization (total long-term debt including current portion plus shareholders’ equity) of $490.9 million. Approximately $186.2 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $3.7 million.

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

During 2013, the amount available to be borrowed under our credit facility increased from $109.5 million at December 31, 2012, to $154.1 million at December 31, 2013. The increase in availability is primarily the result the decrease in debt. We believe that the liquidity of our balance sheet and credit facility at December 31, 2013, provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2014.

During December 2013, the Company sold 235,976 shares of common stock through a Form S-3 Registration Statement. Net proceeds were approximately $24.4 million. These proceeds were used to pay down debt obligations.

Credit Facility

On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). At December 31, 2013, the Facility consisted of a $109.4 million term loan and a $262.5 million line of credit.

The line of credit portion of the Facility provided the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the term loan component were 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum were payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 basis points higher than they were immediately prior to the acquisition. Approximately $0.7 million of debt issuance costs associated with the prior credit facility were expensed in the third quarter of 2012.

On December 31, 2013, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.50%, the prime based rate of the Facility was prime plus 0.50%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 1.75% and the commitment fee was 0.25%. At December 31, 2013, $186.2 million was borrowed under the Facility at a weighted average interest rate of approximately 1.8% under the LIBOR options. At December 31, 2013, the Company had $154.1 million available for borrowing under the Facility.

At December 31, 2013, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility required that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At December 31, 2013, the Company’s Leverage Ratio was 1.48 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility required that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2013, the Company's Consolidated Fixed Charge Coverage Ratio was 2.84 to 1.00.

Asset Coverage Ratio –The Facility required that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At December 31, 2013, the Company's Asset Coverage Ratio was 2.99 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of December 31, 2013 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2013	Leverage Ratio
Income before taxes	$ 94,717
Interest expense	6,282
Depreciation and amortization	21,660
Stock compensation expense	2,832
Pro forma acquisition EBITDA	6,612
Other adjustments	(351)
(A) Defined EBITDA	$ 131,752

As of December 31, 2013
Total long-term debt, including current maturities	$ 194,585
(B) Defined indebtedness	$ 194,585

Leverage Ratio (B)/(A)	1.48

Borrowings (in thousands):

	December 31, 2013	December 31, 2012	Increase (Decrease)
Current portion of long-term debt	$ 26,213	$ 22,057	$ 4,156
Long-term debt, less current portion	168,372	216,339	(47,967)
Total long-term debt	$ 194,585	$ 238,396	$ (43,811)(2)
Amount available	$ 154,124(1)	$ 109,530(1)	$ 44,594

(1) Represents amount available to be borrowed at the indicated date under the Facility. The amount available to be borrowed increased from December 31, 2012, primarily as a result of the reduction in long-term debt.

(2) The decrease in long-term debt is primarily attributable to funds obtained from cash flows from operating activities and the issuance of common stock during December 2013 used to pay down debt obligations.

Subsequent events:

On January 2, 2014, the Company completed the acquisition of all of the equity securities and units of B27, LLC (“B27”) by way of a Securities Purchase Agreement. The total transaction value was approximately $293.6 million.

In connection with the closing of this acquisition, on January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (the “New Facility”), amending the Company’s existing credit facility initially entered into on July 11, 2012 and amended on December 31, 2012. The New Facility expires on January 2, 2019. The New Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply, which are similar to those in our existing Facility. Covenant compliance is assessed as of each quarter end.

See additional discussion (including unaudited pro forma results) in Note 18, Subsequent Events to the Consolidated Financial Statements included herein.

Performance Metrics (in days):

	Three Months Ended December 31,
	2013	2012	(Decrease)

Days of sales outstanding	58.9	57.2	1.7
Inventory turns	8.3	8.0	0.3

Accounts receivable days of sales outstanding were 58.9 days at December 31, 2013 compared to 57.2 days at December 31, 2012. The slight increase resulted from higher than average days of sales outstanding at our 2012 acquisitions. However, this increase was partially offset by improvements on days of sales outstanding excluding 2012 acquisitions on a same store sales basis. Inventory turns were 8.3 at December 31, 2013 and 8.0 at December 31, 2012. The increase in inventory turns primarily resulted from the acquisitions of Industrial Paramedic Services and HSE which have very little inventory.

Funding Commitments

We believe our cash generated from operations and available under our credit facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt outside of our credit facility or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to obtain additional financing on attractive terms, if at all. Refer to the Contractual Obligations table below.

Share Repurchases

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases could be made in open market or in privately negotiated transactions.

During 2013, DXP purchased 5,400 shares of DXP’s common stock at a price of $56.25 under this authorization.

During 2012, DXP purchased 76,300 shares of DXP’s common stock at an average price per share of $44.82 under this authorization.

During 2011, DXP repurchased 65,171 shares of DXP's common stock in non-open market transactions at an average price per share of $22.18.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2013 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period(3)
	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$ 26,213	$ 67,876	$ 98,580	$ 1,916	$ 194,585
Operating lease obligations	24,733	34,882	15,552	2,931	78,098
Estimated interest payments (2)	3,254	4,835	1,021	131	9,241
Total	$ 54,200	$107,593	$ 115,153	$ 4,978	$ 281,924
(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2013. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under the Facility fluctuate. The amounts of interest incurred for borrowings under the revolving lines of credit were approximately $1.9 million, $2.3 million and $3.0 million for the years ended, 2013, 2012 and 2011, respectively. Management anticipates an increased level of interest payments on the New Facility in 2014 as a result of increased borrowings to fund the acquisition of B27, further discussed under “Subsequent Events” elsewhere in this Report.
(3) This table represents future obligations of our existing debt as of December 31, 2013 and does not include obligations under the New Facility previously discussed under “Subsequent events” within this section.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2013, we were not involved in any unconsolidated SPE transactions, nor did we have any other off-balance sheet arrangements.

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

For more discussion regarding our significant accounting and business policies, refer to Note 2, Significant Accounting and Business Policies, to the Consolidated Financial Statements included herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which requires entities to present unrecognized tax benefits as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date. ASU 2013-11 will become effective for fiscal years beginning after December 15, 2013. DXP will adopt this guidance in the first quarter of 2014. Management believes that the adoption of this guidance will not have a material effect on its consolidated financial position, results of operations or cash flows.

Inflation

We do not believe the effects of inflation have any material adverse effect on our results of operations or financial condition. We attempt to minimize inflationary trends by passing manufacturer price increases on to the customer whenever practicable.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2013, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.9 million. Also see “Risk Factors,” included in Item 1A of this report for additional risk factors associated with our business.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2014	2015	2016	2017	2018	There-after	Total	Fair Value
Fixed Rate Long- term Debt	$2,150	$1,734	$829	$853	$879	1,916	$8,361	$8,361
Average Interest Rate	3.5%	3.5%	2.9%	2.9%	2.9%	2.9%	-	-
Floating Rate Long-term Debt	$24,063	$30,938	$34,375	$96,848	-	-	$186,224	$186,224
Average Interest Rate (1)	1.92%	1.92%	1.92%	1.72%	-	-	-	-
Total Maturities	$26,213	$32,672	$35,204	$97,701	$879	$1,916	$194,585	$194,585
(1) Assumes weighted average floating interest rates in effect at December 31, 2013.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule of DXP Enterprises, Inc. listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DXP Enterprises, Incs and subsidiaries internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 11, 2014, expressed an unqualified opinion on the effectiveness of DXP Enterprises, Inc.’s  internal control over financial reporting.

Hein & Associates LLP
Houston, Texas

March 11, 2014

Report Of Independent Registered Public Accounting Firm on Internal Controls

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc. and Subsidiaries
Houston, Texas

We have audited DXP Enterprises, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  DXP Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DXP Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DXP Enterprises, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion.

Hein & Associates LLP
Houston, Texas

March 11, 2014

MANAGEMENT’S REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements as of December 31, 2013, have issued an attestation report on the Company’s internal control over financial reporting, which appears on page 35.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls with the participation of its principal executive and principal financial officers. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the COSO Framework.

/s/ David R. Little                                                                           /s/ Mac McConnell
David R. Little                                                                                                                  Mac McConnell
Chairman of the Board and                                                                                                              Senior Vice President/Finance and
Chief Executive Officer                                                                                                               Chief Financial Officer

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$ 5,469	$ 10,455
Trade accounts receivable, net of allowances for doubtful accounts
of $8,798 in 2013 and $7,204 in 2012	192,003	174,832
Inventories, net	105,271	101,422
Prepaid expenses and other current assets	2,693	3,811
Deferred income taxes	7,713	5,182
Total current assets	313,149	295,702
Property and equipment, net	58,253	58,713
Goodwill	188,110	145,788
Other intangible assets, net of accumulated amortization of $44,410 in 2013 and $31,699 in 2012	69,722	63,189
Other long-term assets	6,043	6,340
Total assets	$ 635,277	$ 569,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 26,213	$ 22,057
Trade accounts payable	78,853	74,356
Accrued wages and benefits	20,473	15,216
Federal income taxes payable	853	1,696
Customer advances	3,720	2,996
Other current liabilities	18,605	12,131
Total current liabilities	148,717	128,452
Long-term debt, less current maturities	168,372	216,339
Non-current deferred income taxes	21,938	16,448
Commitments and Contingencies (Notes 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2013); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2013); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,468,485 in 2013 and 14,118,348 in 2012 shares issued	144	141
Additional paid-in capital	109,892	78,554
Retained earnings	193,737	133,590
Accumulated other comprehensive (loss) income	(2,368)	1,059
Treasury stock, at cost (146,871 shares at December 31, 2013 and 141,471 shares at December 31, 2012)	(5,171)	(4,867)
Total shareholders’ equity	296,250	208,493
Total liabilities and shareholders’ equity	$ 635,277	$ 569,732

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011

Sales	$ 1,241,510	$ 1,097,110	$ 807,005
Cost of sales	869,165	778,019	575,169
Gross profit	372,345	319,091	231,836
Selling, general and administrative expense	271,421	228,569	176,351
Operating income	100,924	90,522	55,485
Other income, net	(75)	(47)	(28)
Interest expense	6,282	5,560	3,518
Income before income taxes	94,717	85,009	51,995
Provision for income taxes	34,480	34,024	20,558
Net income	60,237	50,985	31,437
Preferred stock dividend	90	90	90
Net income attributable to common shareholders	$ 60,147	$ 50,895	$ 31,347

Net income	$ 60,237	$ 50,985	$ 31,437
(Loss) gain on long-term investment, net of income taxes	(387)	378	64
Cumulative translation adjustment, net of income taxes	(3,040)	617	-
Comprehensive income	$ 56,810	$ 51,980	$ 31,501

Basic earnings per share	$ 4.17	$ 3.54	$ 2.19
Weighted average common shares outstanding	14,439	14,374	14,301
Diluted earnings per share	$ 3.94	$ 3.35	$ 2.08
Weighted average common shares and common equivalent shares outstanding	15,279	15,214	15,141

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCES AT DECEMBER 31, 2010	$ 1	$ 15	$ 140	$72,616	$51,348	$ -	$ -	$124,120
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,256	-	-	-	1,256
Net gain on interest rate swap for comprehensive income	-	-	-	-	-	-	64	64
Issuance of 35,714 shares in connection with acquisitions	-	-	-	1,143	-	-	-	1,143
Vesting of restricted stock for 68,069 shares of common stock	-	-	1	189	-	-	-	190
Acquisition of 65,171 shares of treasury stock	-	-	-	-	-	(1,445)	-	(1,445)
Net income	-	-	-	-	31,437	-	-	31,437
BALANCES AT DECEMBER 31, 2011	$ 1	$ 15	$ 141	$75,204	$82,695	$ (1,445)	$ 64	$156,675
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,955	-	-	-	1,955
Net gain on long-term investment for comprehensive income	-	-	-	-	-	-	378	378
Issuance of 19,685 shares in connection with an acquisition	-	-	-	946	-	-	-	946
Vesting of restricted stock for 75,419 shares of common stock	-	-	-	449	-	-	-	449
Acquisition of 76,300 shares of treasury stock	-	-	-	-	-	(3,422)	-	(3,422)
Cumulative translation adjustment	-	-	-	-	-	-	617	617
Net income	-	-	-	-	50,985	-	-	50,985
BALANCES AT DECEMBER 31, 2012	$ 1	$ 15	$ 141	$78,554	$133,590	$(4,867)	$ 1,059	$208,493
Dividends paid	-	-	-	-	(90)	-	-	(90)
Issuance of common stock			2	24,356				24,358
Compensation expense for restricted stock	-	-	-	2,832	-	-	-	2,832
Net loss on long-term investment for comprehensive income	-	-	-	-	-	-	(387)	(387)
Issuance of 52,542 shares in connection with an acquisition	-	-	1	3,517	-	-	-	3,518
Vesting of restricted stock for 67,021 shares of common stock	-	-	-	633	-	-	-	633
Acquisition of 5,400 shares of treasury stock	-	-	-	-	-	(304)	-	(304)
Cumulative translation adjustment	-	-	-	-	-	-	(3,040)	(3,040)
Net income	-	-	-	-	60,237	-	-	60,237
BALANCES AT DECEMBER 31, 2013	$ 1	$ 15	$ 144	$109,892	$193,737	$(5,171)	$ (2,368)	$296,250

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 60,237	$ 50,985	$ 31,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,830	7,196	3,510
Amortization of intangible assets	11,830	10,886	6,572
Write-off of debt issuance costs	-	654	-
Gain on reversal of earn-out	(2,805)	-	-
Compensation expense for restricted stock	2,832	1,955	1,256
Tax benefit related to vesting of restricted stock	(958)	(680)	(198)
Deferred income taxes	2,834	1,230	2,426
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(1,297)	(1,978)	(21,548)
Inventories	3,860	(3,470)	(4,258)
Prepaid expenses and other assets	2,215	(2,211)	(2,617)
Accounts payable and accrued expenses	(6,380)	(13,361)	9,248
Net cash provided by operating activities	82,198	51,206	25,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,745)	(14,110)	(4,096)
Purchase of long-term investment	(68)	(105)	(1,572)
Acquisitions of businesses, net of cash acquired	(61,195)	(144,879)	(18,434)
Net cash used in investing activities	(69,008)	(159,094)	(24,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	458,446	465,163	224,307
Principal payments on revolving line of credit and other long-term debt	(501,990)	(345,231)	(223,959)
Dividends paid	(90)	(90)	(90)
Purchase of treasury stock	(304)	(3,422)	(1,445)
Proceeds from issuance of common shares, net	24,358	-	-
Tax benefit related to vesting of restricted stock	958	680	198
Net (used in) cash provided by financing activities	(18,622)	117,100	(989)
EFFECT OF FOREIGN CURRENCY ON CASH	446	(264)	-
(DECREASE) INCREASE IN CASH	(4,986)	8,948	737
CASH AT BEGINNING OF YEAR	10,455	1,507	770
CASH AT END OF YEAR	$ 5,469	$ 10,455	$ 1,507

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$ 5,489	$ 4,285	$ 3,490
Cash paid for Income Taxes	$ 35,697	$ 32,311	$ 14,190

Purchases of businesses in 2011 excludes $36.7 million in outstanding checks at December 31, 2011 and $1.1 million of common stock issued in connection with an acquisition. Acquisitions of businesses in 2012 include $36.7 million which represented outstanding checks at December 31, 2011, related to an acquisition that occurred in 2011. Purchases of businesses in 2012 exclude $0.9 million in common stock issued in connection with an acquisition. Purchases of businesses in 2013 exclude $3.6 million in common stock in connection with an acquisition.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation; none affected net income.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. USGAAP establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. USGAAP prioritizes the inputs into three levels that may be used to measure fair value:

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

Property and Equipment

Property and equipment are carried on the basis of cost. Expenditures for major additions and betterments are capitalized. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives. Maintenance and repairs of depreciable assets are charged against earnings as incurred. Additions and improvements are capitalized. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings.

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

The Company’s goodwill impairment assessment first requires evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. No impairment of goodwill was required in 2013, 2012 or 2011.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $12.7 million, $15.9 million, and $9.8 million were recognized on contracts in process for the years ended December 31, 2013, 2012, and 2011, respectively. The typical time span of these contracts is approximately one to two years. At December 31, 2013 and 2012, $5.1 million and $8.5 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable.

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

We generally retain up to $250,000 of risk on each medical claim for our employees and their dependents. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents. The accrual is adjusted monthly based on recent claims experience. The actual claims could deviate from recent claims experience and be materially different from the reserve.

The accrual for these claims at December 31, 2013 and 2012 was approximately $2.1 million and $1.8 million, respectively.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which requires entities to present unrecognized tax benefits as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date. ASU 2013-11 will become effective for fiscal years beginning after December 15, 2013. DXP will adopt this guidance in the first quarter of 2014. Management believes that the adoption of this guidance will not have a material effect on its consolidated financial position, results of operations or cash flows.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Years Ended December 31,
	2013	2012

Fair value at beginning of period	$ 2,413	$ 1,679
Investment during period	68	105
Realized and unrealized gains (losses) included in other comprehensive income	(644)	629
Fair value at end of period	$ 1,837	$ 2,413

The Company has paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2012, the market value of the investment was $2.4 million. At December 31, 2013, the market value of the investment was $1.8 million and is included within other long-term assets in the balance sheet. The $0.6 million decrease in the market value during the year ended December 31, 2013 was included in other comprehensive income, net of taxes.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	December 31, 2013	December 31, 2012
Finished goods	$ 102,608	$ 97,679
Work in process	6,657	7,470
Inventory reserve	(3,994)	(3,727)
Inventories	$ 105,271	$ 101,422

NOTE 6 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	December 31, 2013	December 31, 2012

Land	$ 2,137	$ 1,861
Buildings and leasehold improvements	9,565	7,378
Furniture, fixtures and equipment	79,633	72,219
Less – Accumulated depreciation	(33,082)	(22,745)
Total Property and Equipment	$ 58,253	$ 58,713

Depreciation expense was $9.8 million, $7.2 million, and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Capital expenditures by segment are included in Note 16.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2013 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2012	$ 145,788	$ 63,189	$ 208,977
Acquired during the period	39,898	22,033	61,931
Adjustments to prior period estimates	2,424	(2,424)	-
Translation adjustment	-	(1,246)	(1,246)
Amortization	-	(11,830)	(11,830)
Balance as of December 31, 2013	$ 188,110	$ 69,722	$ 257,832

During the year, the Company reduced customer lists from our HSE acquisition by approximately $2.3 million based on a valuation specialists’ report. This resulted in an increase in goodwill. There were other insignificant changes to prior year estimates.

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2012 (in thousands):
	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2011	$ 101,764	$ 43,194	$ 144,958
Acquired during the year	44,074	30,643	74,717
Adjustments to prior year estimates	(50)	50	-
Translation adjustment	-	188	188
Amortization	-	(10,886)	(10,886)
Balance as of December 31, 2012	$ 145,788	$ 63,189	$ 208,977

The following table presents goodwill balance by reportable segment as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Service Centers	$ 142,714	$ 112,670
Innovative Pumping Solutions	28,258	15,980
Supply Chain Services	17,138	17,138
Total	$ 188,110	$ 145,788

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,205)	$ 1,291	$ 2,496	$ (1,081)	$ 1,415
Customer relationships	109,897	(42,468)	67,429	90,851	(30,010)	60,841
Non-compete agreements	1,739	(737)	1,002	1,541	(608)	933
Total	$ 114,132	$ (44,410)	$ 69,722	$ 94,888	$ (31,699)	$ 63,189

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives. Amortization expense was $11.8 million, $10.9 million, and $6.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.  The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2014	12,966
2015	11,532
2016	9,172
2017	9,089
2018	8,354
Thereafter	18,609

The weighted average remaining estimated life for vendor agreements, customer relationships, and non-compete agreements are 11.9 years, 7.1 years, and 3.4 years, respectively.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012

Line of credit	$ 76,849	$ 104,526
Term loan	109,375	130,000
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	6,000	-
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	2,361	3,870
	194,585	238,396
Less: Current portion	(26,213)	(22,057)
Total Long-term Debt	$ 168,372	$ 216,339

On July 11, 2012 DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders. On December 31, 2012 the Company amended the agreement which increased the Credit Facility by $75 million (the “Facility”). At December 31, 2013, the Facility consisted of a $109.4 million term loan and a revolving credit facility that provided a $262.5 million line of credit.

The line of credit portion of the Facility provided the option of interest at LIBOR plus an applicable margin ranging from 1.25% to 2.25% or prime plus an applicable margin from 0.25% to 1.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility at the date of borrowing. Rates for the term loan component were 25 basis points higher than the line of credit borrowings. Commitment fees of 0.20% to 0.40% per annum were payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

Primarily because the leverage ratio was higher after the acquisition of HSE that occurred on July 11, 2012, interest rates in effect on July 11, 2012 were approximately 70 basis points higher than they were immediately prior to the acquisition. Approximately $0.7 million of debt issuance costs associated with the prior credit facility were expensed in 2012.

On December 31, 2013, the LIBOR based rate on the line of credit portion of the Facility was LIBOR plus 1.50%, the prime based rate of the Facility was prime plus 0.50%, the LIBOR based rate on the term loan portion of the Facility was LIBOR plus 1.75% and the commitment fee was 0.25%. At December 31, 2013, $186.2 million was borrowed under the Facility at a weighted average interest rate of approximately 1.8% under the LIBOR options. At December 31, 2013, the Company had $154.1 million available for borrowing under the Facility.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure to the credit facility.

At December 31, 2013, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility required that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.5 to 1.0 as of the last day of each quarter from the closing date through March 31, 2015 and not to exceed 3.25 to 1.00 from June 30, 2015 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At December 31, 2013, the Company’s Leverage Ratio was 1.48 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility required that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2013, the Company's Consolidated Fixed Charge Coverage Ratio was 2.84 to 1.00.

Asset Coverage Ratio –The Facility required that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At December 31, 2013, the Company's Asset Coverage Ratio was 2.99 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of December 31, 2013 (in thousands, except for ratios):
For the Twelve Months ended December 31, 2013	Leverage Ratio

Income before taxes	$ 94,717
Interest expense	6,282
Depreciation and amortization	21,660
Stock compensation expense	2,832
Pro forma acquisition EBITDA	6,612
Other adjustments	(351)
(A) Defined EBITDA	$ 131,752

As of December 31, 2013
Total long-term debt, including current maturities	$ 194,585
(B) Defined indebtedness	$ 194,585

Leverage Ratio (B)/(A)	1.48

As of December 31, 2013, the maturities of long-term debt under the Company’s term loan for the next five years and thereafter were as follows (in thousands):

2014	$ 26,213
2015	32,672
2016	35,204
2017	97,701
2018	879
Thereafter	1,916
Subsequent to year end, the Company entered into an Amended and Restated Credit Agreement, further discussed in Note 18.

NOTE 9 - INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,

	2013	2012	2011

Domestic	$ 86,567	$ 84,349	$ 51,995
Foreign	8,150	660	-
Total income before taxes	$ 94,717	$ 85,009	$ 51,995

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current -
Federal	$ 21,481	$ 27,393	$ 15,401
State	2,681	4,438	2,731
Foreign	7,484	963	-
	31,646	32,794	18,132
Deferred -
Federal	8,631	1,835	2,081
State	167	146	345
Foreign	(5,964)	(751)	-
	2,834	1,230	2,426
	$ 34,480	$ 34,024	$ 20,558

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income taxes computed at federal statutory rate	$ 33,150	$ 29,753	$18,198
State income taxes, net of federal benefit	1,852	2,917	1,999
Other, primarily non-tax deductible, or non-taxable items	(522)	1,354	361
	$ 34,480	$ 34,024	$20,558

The net current and noncurrent components of deferred income tax balances are as follows (in thousands):

	December 31,
	2013	2012
Net current assets	$ 7,713	$ 5,182
Net non-current liabilities	(21,938)	(16,448)
Net assets (liabilities)	$ (14,225)	$ (11,266)

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$ 2,849	$ 2,408
Inventories	2,514	1,803
Accruals	945	842
Other	1,401	342
Total deferred tax assets	7,709	5,395
Less valuation allowance	-	-
Total deferred tax assets, net of valuation allowance	7,709	5,395
Deferred tax liabilities
Goodwill	1,159	2,270
Intangibles	(10,707)	(9,232)
Property and equipment	(11,697)	(8,430)
Unremitted foreign earnings	(818)	(577)
Cumulative translation adjustment	1,275	(298)
Other	(1,146)	(394)
Net deferred tax asset (liability)	$ (14,225)	$ (11,266)

NOTE 10 - SHARE-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of December 31, 2013 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at December 31, 2013:

Number of shares authorized for grants	800,000
Number of shares granted	(785,159)
Number of shares forfeited	108,909
Number of shares available for future grants	123,750
Weighted-average grant price of granted shares	$ 23.49

Changes in restricted stock for the twelve months ended December 31, 2013 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2012	210,654	$ 26.85
Granted	96,788	$ 51.08
Forfeited	(28,911)	$ 37.15
Vested	(67,021)	$ 27.85
Non-vested at December 31, 2013	211,510	$ 36.17

Compensation expense, associated with restricted stock, recognized in the years ended December 31, 2013, 2012 and 2011 was $2.8 million, $2.0 million, and $1.3 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2013, 2012, and 2011 were approximately $1.1 million, $0.8 million, and $0.5 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at December 31, 2013 and December 31, 2012 was $5.7 million and $4.6 million, respectively. As of December 31, 2013, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 25.1 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,

	2013	2012	2011
Basic:
Weighted average shares outstanding	14,439	14,374	14,301

Net income	$ 60,237	$ 50,985	$ 31,437
Convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$ 60,147	$ 50,895	$ 31,347
Per share amount	$ 4.17	$ 3.54	$ 2.19

Diluted:
Weighted average shares outstanding	14,439	14,374	14,301
Assumed conversion of convertible preferred stock	840	840	840
Total dilutive shares	15,279	15,214	15,141
Net income attributable to common shareholders	$ 60,147	$ 50,895	$ 31,347
Convertible preferred stock dividend	90	90	90
Net income for diluted earnings per share	$ 60,237	$ 50,985	$ 31,437
Per share amount	$ 3.94	$ 3.35	$ 2.08

NOTE 12 - BUSINESS ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of our acquisitions with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

On January 31, 2012, DXP acquired substantially all of the assets of Mid-Continent Safety ("Mid-Continent"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's safety products offering. DXP paid approximately $3.7 million for Mid-Continent, which was borrowed under our existing credit facility. Estimated goodwill of $1.1 million and intangible assets of $1.8 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power"). DXP acquired this business to expand DXP's geographic presence in the mid-western U.S. and strengthen DXP's municipal pump products and services offering. DXP paid approximately $1.9 million for Pump & Power which was borrowed under our existing credit facility. Estimated goodwill of $0.7 million and intangible assets of $0.8 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

On April 2, 2012, DXP acquired the stock of Aledco, Inc. ("Aledco"). DXP acquired Aledco to expand its ability to service customers in the oil and gas, water and waste water treatment, pharmaceutical and industrial markets in and around Pennsylvania. DXP paid approximately $8.1 million for Aledco which was borrowed under our existing credit facility. Estimated goodwill of $3.4 million and intangible assets of $3.1 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible. All of the estimated goodwill is included in the Service Centers segment.

On May 1, 2012, DXP completed the acquisition of Industrial Paramedic Services through its wholly owned subsidiary, DXP Canada Enterprises Ltd. Industrial Paramedic Services is a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada. DXP acquired this business to expand DXP's geographic presence into Canada and to expand our safety services offering. Industrial Paramedic Services is headquartered in Calgary, Alberta and operates out of three locations in Calgary, Nisku and Dawson Creek. The $25.3 million purchase price was financed with $20.6 million of borrowings under DXP's existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock. Estimated goodwill of $12.3 million and intangible assets of $9.9 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible. All of the estimated goodwill is included in the Service Centers segment.

On May 31, 2012, DXP acquired the stock of Austin and Denholm Industrial Sales Alberta, Inc. (“ADI”). DXP acquired this business to expand DXP's geographic presence in Western Canada and strengthen DXP's pump products and services offering. DXP paid approximately $2.7 million for ADI which was borrowed under our existing credit facility. Estimated goodwill of $0.3 million and intangible assets of $0.6 million were recognized for this acquisition. None of the estimated goodwill or intangibles are expected to be tax deductible. All of the estimated goodwill is included in the Service Centers segment.

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. (“HSE"). DXP Canada Enterprises Ltd., acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement"). Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held. The total transaction value is approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs. The purchase price was financed with borrowings under DXP’s credit facility. DXP acquired HSE to expand our industrial health and safety services offering. Estimated goodwill of $27.9 million and intangible assets of $8.8 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible. All of the estimated goodwill is included in the Service Centers Segment.

On October 1, 2012, DXP acquired substantially all of the assets of Jerzy Supply, Inc. (“Jerzy”). DXP acquired this business to expand DXP's geographic presence in the Southern U.S. and strengthen DXP's industrial and hydraulic hoses offering. DXP paid approximately $5.3 million for Jerzy which was borrowed under our existing credit facility. Estimated goodwill of $0.6 million and intangible assets of $2.0 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers Segment.

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earn-out provision, which states that former owners of NatPro may earn $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earn-out recorded at the acquisition date was $2.8 million. As of December 31, 2013, the Company’s earn-out liability was estimated to be zero and $2.8 million was recorded as a reduction of selling, general and administrative expense. Estimated goodwill of $24.6 million and intangible assets of $14.8 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible. The estimated goodwill associated with this acquisition is included in both the Service Centers segment and IPS segment.

On May 17, 2013, DXP acquired substantially all of the assets of Tucker Tool Company, Inc. (“Tucker Tool”). DXP acquired this business to expand DXP's geographic presence in the northern U.S. and strengthen DXP's industrial cutting tools offering. DXP paid approximately $5.0 million for Tucker Tool which was borrowed under our existing credit facility. Estimated goodwill of $3.2 and intangible assets of $1.5 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

On July 1, 2103, DXP acquired all of the stock of Alaska Pump & Supply, Inc. (APS). DXP acquired this business to expand DXP's geographic presence in Alaska. DXP paid approximately $13.0 million for APS which was borrowed under our existing credit facility. Estimated goodwill of $8.1 million and intangible assets of $4.1 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible.  All of the estimated goodwill is included in the Service Centers segment.

On July 31, 2013, DXP acquired substantially all of the assets of Tool-Tech Industrial Machine & Supply, Inc. (“Tool-Tech”). DXP acquired this business to enhance our metal working product offering in the southwest region of the United States. DXP paid approximately $7.2 million for Tool-Tech which was borrowed under our existing credit facility. Estimated goodwill of $4.1 million and intangible assets of $2.4 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

The value as signed to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. For the acquisitions discussed above, discount rates of 15.9% to 18.7% were deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

For the twelve months ended December 31, 2013, businesses acquired during 2012 and 2013 contributed sales of $162.7 million and $63.7 million, respectively, and earnings before taxes of approximately $7.2 million and $1.4 million, respectively.

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

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2013 and 2012, assuming the acquisition of businesses completed in 2013 and 2012 were consummated as of January 1, 2012 are as follows (in thousands, except per share data):

Years Ended December 31,
	2013	2012
Net sales	$ 1,284,465	$ 1,279,870
Net income	$ 61,929	$ 55,309
Per share data
Basic earnings	$ 4.28	$ 3.83
Diluted earnings	$ 4.05	$ 3.62

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2013, for non-cancelable leases are as follows (in thousands):

2014	$24,733
2015	19,825
2016	15,057
2017	10,526
2018	5,025
Thereafter	2,931

Rental expense for operating leases was $27.6 million, $21.6 million and $14.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(K) plan which is eligible to substantially all employees. During 2013, 2012 and 2011, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $2.7 million, $1.9 million, and $1.5 million to the 401(K) plan in the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2013, 2012, and 2011 the Company had net other comprehensive (loss) income of ($0.6) million, $0.4 million and $0.1 million, respectively, related to changes in the market value of an investment with quoted market prices in an active market for identical instruments.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded ($3.0) million and $0.6 million in translation adjustments in other comprehensive income during the years ended December 31, 2013 and 2012, respectively.

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

Business Segmented Financial Information

The following table sets out financial information relating the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2013
Sales	$884,821	$209,175	$147,514	$1,241,510
Operating income for reportable segments	107,142	33,766	12,490	153,398
Identifiable assets at year end	500,978	66,007	48,049	615,034
Capital expenditures	6,321	357	206	6,884
Depreciation	7,770	446	366	8,582
Amortization	8,574	1,043	2,213	11,830
Interest expense	3,762	1,636	884	6,282

2012
Sales	$779,038	$161,834	$156,238	$1,097,110
Operating income for reportable segments	88,924	32,099	12,495	133,518
Identifiable assets at year end	440,271	56,982	50,515	547,768
Capital expenditures	4,829	261	-	5,090
Depreciation	5,734	306	175	6,215
Amortization	8,795	663	1,428	10,886
Interest expense	3,701	1,243	616	5,560

2011
Sales	$560,233	$102,305	$144,467	$807,005
Operating income for reportable segments	64,491	16,920	8,455	89,866
Identifiable assets at year end	294,410	43,636	56,058	394,104
Capital expenditures	1,258	310	73	1,641
Depreciation	2,090	326	276	2,692
Amortization	4,725	675	1,172	6,572
Interest expense	2,073	986	459	3,518

	Years Ended December 31,
	2013	2012	2011
Operating income for reportable segments	$ 153,398	$ 133,518	$ 89,866
Adjustments for:
Amortization of intangibles	11,830	10,886	6,572
Corporate and other expense, net	40,644	32,110	27,809
Total operating income	100,924	90,522	55,485
Interest expense	6,282	5,560	3,518
Other expenses (income), net	(75)	(47)	(28)
Income before income taxes	$ 94,717	$ 85,009	$ 51,995

The Company had capital expenditures at Corporate of $0.9 million, $9.0 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company had identifiable assets at Corporate of $20.3 million, $22.0 million, and $11.2 million as of December 31, 2013, 2012, and 2011, respectively. Corporate depreciation was $1.2 million, $1.0 million, and $0.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follow (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues
United States	$1,075,962	$1,039,712	$ 807,005
Canada	165,548	57,398	-
Total	$1,241,510	$1,097,110	$ 807,005

	As of December 31,
	2013	2012
Property and Equipment, net
United States	$ 32,878	$ 31,334
Canada	25,375	27,379
Total	$58,253	$58,713

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Sales	$ 290.1	$ 307.9	$ 329.7	$ 313.8
Gross profit	89.1	91.5	97.1	94.6
Net income	13.2	13.7	16.4	16.9
Earnings per share - basic	$ 0.92	$ 0.95	$ 1.13	$ 1.17
Earnings per share - diluted	$ 0.87	$ 0.90	$ 1.07	$ 1.10

2012
Sales	$ 252.3	$ 261.9	$ 289.9	$ 293.0
Gross profit	71.5	76.6	83.5	87.5
Net income	11.6	12.2	13.1	14.1
Earnings per share - basic	$ 0.81	$ 0.84	$ 0.91	$ 0.98
Earnings per share - diluted	$ 0.77	$ 0.80	$ 0.86	$ 0.92

2011
Sales	$ 183.1	$ 197.7	$ 207.9	$ 218.3
Gross profit	52.4	57.3	59.5	62.6
Net income	6.3	7.6	8.3	9.2
Earnings per share - basic	$ 0.44	$ 0.53	$ 0.58	$ 0.64
Earnings per share - diluted	$ 0.42	$ 0.50	$ 0.55	$ 0.61

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

NOTE 18 – SUBSEQUENT EVENTS

On January 2, 2014, the Company completed the acquisition of all of the equity securities and units of B27, LLC (“B27”) by way of a Securities Purchase Agreement to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs recognized within SG&A in the 2013 statement of income.  The purchase price was financed with borrowings under DXP’s amended credit facility and approximately $4.0 million of DXP common stock.

DXP has not completed appraisals of intangibles for B27, and therefore, has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $227.3 million and intangible assets of $66.3 million were recognized for this acquisition. Approximately $235.0 million of the estimated goodwill or intangible assets are expected not to be tax deductible. The estimated goodwill associated with this acquisition will be included in the IPS segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition of B27 (in thousands):

Cash	$ 2,538
Accounts Receivable, net	51,448
Inventory	6,472
Property and equipment	14,573
Goodwill and intangibles	293,588
Other assets	948
Assets acquired	369,567
Current liabilities assumed	(52,818)
Non-current liabilities assumed	(23,198)
Net assets acquired	$ 293,551

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2013 and 2012, assuming the acquisition of B27 was consummated as of January 1, 2012 are as follows (in thousands, except per share data):

Years Ended December 31,
	2013	2012
Net sales	$ 1,415,123	$ 1,239,006
Net income	$ 67,759	$ 53,453
Per share data
Basic earnings	$ 4.67	$ 3.70
Diluted earnings	$ 4.42	$ 3.51

In connection with the closing of this acquisition, on January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (the “New Facility”), amending the Company’s existing credit facility initially entered into on July 11, 2012 and amended on December 31, 2012.

The New Facility provides a $250 million term loan and a $350 million revolving line of credit facility to the Company. The New Facility provides the option of interest at LIBOR (or CDOR for Canadian dollar loans) plus an applicable margin ranging from 1.25% to 2.50% or prime (or Canadian prime for Canadian dollar loans) plus an applicable margin from 0.25% to 1.50% where the applicable margin is determined by the Company’s leverage ratio as defined by the New Facility as of the last day of the fiscal quarter most recently ended prior to the date of borrowing. Commitment fees of 0.20% to 0.45% per annum will be payable on the portion of the New Facility capacity not in use at any given time on the line of credit.

The Company incurred approximately $2.0 million in debt issuance costs related to the New Facility. The New Facility will expire five years after the closing date of the New Facility.

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission. There were no additional subsequent events that required recognition for disclosure.

 ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2013, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Internal Control Over Financial Reporting

(A)           Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 36 of this Report under the heading Management’s Report on Internal Control Over Financial Reporting.

The effectiveness of our internal control over Financial reporting at December 31, 2013 has been audited by Hein & Associates LLP, the independent registered public accounting firm that also audited our financial statements. Their report is included on page 35 of this Report under the heading Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

(B)           Changes in Internal Control over Financial Reporting

None

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy statement for the 2014 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

+10.2
Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 6, 2004).

+10.3
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, (filed with the Commission on March 10, 2006).

+10.4
Amendment Number One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2006).

+10.5
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2006).

10.6
Stock Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Precision Industries, Inc., and the selling stockholders dated August 19, 2007, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 21, 2007).

10.7
Asset Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Lone Wolf Rental, LLC, Indian Fire and Safety, Inc., and the other parties named therein dated October 18, 2007, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 22, 2007).

10.8
Stock Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Vertex Corporate Holdings, Inc., the stockholders of Vertex Corporate Holdings, Inc. and Watermill-Vertex Enterprises, LLC, dated August 28, 2008, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 29, 2008).

10.9
Amendment Number Two to Employment Agreement dated effective January 1, 2004 between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2009).

10.10
Asset Purchase Agreement, dated as of April 1, 2010, whereby DXP Enterprises, Inc. acquired the assets of Quadna, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2010).

10.11
Asset Purchase Agreement, dated as of November 22, 2010, whereby DXP Enterprises, Inc. acquired the assets of D&F Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 23, 2010).

10.12
Amendment Number One to Employment Agreement dated effective June 1, 2004 between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011).

10.13	David Little Equity Incentive Program dated May 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2011).

10.14
Asset Purchase Agreement, dated as of October 10, 2011, whereby DXP Enterprises, Inc. acquired the assets of Kenneth Crosby (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2012).

10.15
Asset Purchase Agreement, dated as of December 30, 2011, whereby DXP Enterprises, Inc. acquired the assets of C.W. Rod Tool Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2012).

10.16
Arrangement Agreement, dated as of April 30, 2012, whereby DXP Enterprises, Inc. agreed to acquire all of the shares of HSE Integrated Ltd., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 1, 2012).

10.17
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

10.18
Purchase Agreement, dated as of December 9, 2013, whereby DXP Enterprises, Inc. agreed to acquire all of the equity securities and units of B27, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on December 9, 2013).

10.19
Amended and Restated Credit Agreement dated as of January 2, 2014 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporate by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2014).

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS DXP ENTERPRISES, INC. Years Ended December 31, 2013, 2012 and 2011 (in thousands)
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended December 31, 2013 Deducted from assets accounts Allowance for doubtful accounts	$ 7,204	$ 2,018	$ 560	$ (984)1	$ 8,798
Year ended December 31, 2012 Deducted from assets accounts Allowance for doubtful accounts	$ 6,202	$ 1,283	$ 454	$ (735)1	$ 7,204
Year ended December 31, 2011 Deducted from assets accounts Allowance for doubtful accounts	$ 3,540	$ 3,101	$ 193	$ (632)1	$ 6,202

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

Dated: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President	March 11, 2014
David R. Little	Chief Executive Officer and Director
(Principal Executive Officer)

/s/Mac McConnell	Senior Vice President/Finance and	March 11, 2014
Mac McConnell	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Cletus Davis	Director	March 11, 2014
Cletus Davis

/s/Timothy P. Halter	Director	March 11, 2014
Timothy P. Halter

/s/Bryan Wimberly	Director	March 11, 2014
Bryan Wimberly