Form 10-Q
period 2014-05-12
DXP ENTERPRISES INC
filed 2014-05-12
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2014
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Number of shares of registrant’s Common Stock outstanding as of May 12, 2014: 14,543,711.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$ 12,131	$ 5,469
Trade accounts receivable, net of allowance for doubtful accounts of $9,306 in 2014 and $8,798 in 2013	250,319	192,003
Inventories, net	110,703	105,271
Prepaid expenses and other current assets	5,178	2,693
Deferred income taxes	11,760	7,713
Total current assets	390,091	313,149
Property and equipment, net	70,657	58,253
Goodwill	374,089	188,110
Other intangible assets, net of accumulated amortization of $48,836 in 2014 and $44,410 in 2013	145,317	69,722
Other long-term assets	5,376	6,043
Total assets	$ 985,530	$ 635,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 39,142	$ 26,213
Trade accounts payable	101,807	78,853
Accrued wages and benefits	24,952	20,473
Federal income taxes payable	4,917	853
Customer advances	4,682	3,720
Other current liabilities	23,336	18,605
Total current liabilities	198,836	148,717
Long-term debt, less current maturities	431,356	168,372
Non-current deferred income taxes	44,043	21,938
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2014); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2014); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,536,632 in 2014 and 14,468,485 in 2013 shares issued	146	144
Additional paid-in capital	114,685	109,892
Retained earnings	205,332	193,737
Accumulated other comprehensive income	(3,713)	(2,368)
Treasury stock, at cost (146,871 shares in 2014 and 2013)	(5,171)	(5,171)
Total shareholders’ equity	311,295	296,250
Total liabilities and shareholders’ equity	$ 985,530	$ 635,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2014	2013

Sales	$ 348,504	$ 290,097
Cost of sales	246,797	200,990
Gross profit	101,707	89,107
Selling, general and administrative expense	79,546	66,403
Operating income	22,161	22,704
Other expense (income), net	(150)	1
Interest expense	3,397	1,627
Income before income taxes	18,914	21,076
Provision for income taxes	7,296	7,844
Net income	11,618	13,232
Preferred stock dividend	23	23
Net income attributable to common shareholders	$ 11,595	$ 13,209

Net income	$ 11,618	$ 13,232
Loss on long-term investment, net of income taxes	(55)	(724)
Cumulative translation adjustment	(1,290)	(316)
Comprehensive income	$ 10,273	$ 12,192

Basic earnings per share	$ 0.79	$ 0.92
Weighted average common shares outstanding	14,724	14,395
Diluted earnings per share	$ 0.75	$ 0.87
Weighted average common shares and common equivalent shares outstanding	15,564	15,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,618	$ 13,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,984	2,248
Amortization of intangible assets	4,570	2,642
Compensation expense for restricted stock	685	724
Tax benefit related to vesting of restricted stock	(637)	(373)
Deferred income taxes	(2,804)	(2,820)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(8,181)	(14,424)
Inventories	1,041	1,703
Prepaid expenses and other assets	925	1,948
Accounts payable and accrued expenses	10,449	12,052
Net cash provided by operating activities	20,650	16,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,684)	(2,360)
Sale of long-term investment	(1,688)	-
Acquisitions of businesses, net of cash acquired	(287,043)	-
Net cash used in investing activities	(290,415)	(2,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	380,439	94,727
Principal payments on revolving line of credit and other long-term debt	(104,454)	(112,833)
Dividends paid	(23)	(23)
Tax benefit related to vesting of restricted stock	637	373
Net cash (used in) provided by financing activities	276,599	(17,756)
EFFECT OF FOREIGN CURRENCY ON CASH	(172)	(36)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,662	(3,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,469	10,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,131	$ 7,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are primarily engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 12 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which requires entities to present unrecognized tax benefits as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date. ASU 2013-11 will become effective for fiscal years beginning after December 15, 2013. DXP adopted this guidance in the first quarter of 2014. There was no material effect on our financial statements.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

Fair value at beginning of period	$ 1,837	$ 2,413
Realized and unrealized gains (losses) included in other comprehensive income	(149)	(1,206)
Proceeds on sale of investment	(1,688)	-
Fair value at end of period	$ -	$ 1,207

The Company paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2013, the market value of this investment was $1.8 million. During the three months ended March 31, 2014, the Company sold this investment for $1.7 million. The Company recognized a $0.1 million loss in 2014 on the sale of this investment, which is included in other income within our condensed consolidated statements of income.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	March 31, 2014	December 31, 2013

Finished goods	$ 104,203	$ 102,608
Work in process	10,358	6,657
Inventory reserve	(3,858)	(3,994)
Inventories, net	$ 110,703	$ 105,271

NOTE 6 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	March 31, 2014	December 31, 2013

Land	$ 2,342	$ 2,137
Buildings and leasehold improvements	13,655	9,565
Furniture, fixtures and equipment	90,302	79,633
Less – Accumulated depreciation	(35,642)	(33,082)
Total Property and Equipment, net	$ 70,657	$ 58,253

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the three months ended March 31, 2014 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2013	$ 188,110	$ 69,722	$ 257,832
Acquired during the period	185,979	81,130	267,109
Translation adjustment	-	(965)	(965)
Amortization	-	(4,570)	(4,570)
Balance as of March 31, 2014	$374,089	145,317	$519,406

The following table presents goodwill balance by reportable segment as of March 31, 2014 and December 31, 2013 (in thousands):

	2014	2013
Service Centers	$ 189,209	$ 142,714
Innovative Pumping Solutions	167,742	28,258
Supply Chain Services	17,138	17,138
Total	$ 374,089	$ 188,110

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$2,496	$ (1,237)	$ 1,259	$ 2,496	$ (1,205)	$ 1,291
Customer relationships	189,932	(46,769)	143,163	109,897	(42,468)	67,429
Non-compete agreements	1,725	(830)	895	1,739	(737)	1,002
Total	$194,153	$(48,836)	$ 145,317	$ 114,132	$ (44,410)	$ 69,722

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	2014	2013

Line of credit	$ 223,000	$ 76,849
Term loan	240,625	109,375
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	5,808	6,000
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	1,065	2,361
	470,498	194,585
Less: Current portion	(39,142)	(26,213)
Total Long-term Debt	$ 431,356	$ 168,372

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On December 31, 2012, the Company amended the Original Facility which increased the Credit Facility by $75 million. On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (the “Facility”), amending the Company’s Original Facility.

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At March 31, 2014 the term loan component of the facility was $240.6 million.

The Facility provides the option of interest at LIBOR (or CDOR for Canadian dollar loans) plus an applicable margin ranging from 1.25% to 2.50% or prime plus an applicable margin from 0.25% to 1.50% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility as of the last day of the fiscal quarter most recently ended prior to the date of borrowing. Commitment fees of 0.20% to 0.45% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

On March 31, 2014, the LIBOR based rate of the Facility was LIBOR plus 2.0%, the prime based rate of the Facility was prime plus 1.0%, and the commitment fee was 0.35%. At March 31, 2014, $463.6 million was borrowed under the Facility at a weighted average interest rate of approximately 2.16% under the LIBOR options. At March 31, 2014, the Company had approximately $113.4 million available for borrowing under the Facility.

The Facility expires on January 2, 2019. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

NOTE 9 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of March 31, 2014 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2014:

Number of shares authorized for grants	800,000
Number of shares granted	(829,459)
Number of shares forfeited	120,067
Number of shares available for future grants	90,608
Weighted-average grant price of granted shares	$ 27.43

Changes in restricted stock for the three months ended March 31, 2014 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2013	211,510	$ 36.17
Granted	44,300	$ 97.17
Forfeited	(11,158)	$ 35.72
Vested	(31,147)	$ 38.14
Non-vested at March 31, 2014	213,505	$ 48.48

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2014 and 2013 was $0.7 million and $0.7 million, respectively. Related income tax benefits recognized in earnings for the three months ended March 31, 2014 and 2013 were approximately $0.3 million and $0.3 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at March 31, 2014 and December 31, 2013 was $9.3 million and $5.7 million, respectively. As of March 31, 2014, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 30.2 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Basic:
Weighted average shares outstanding	14,724	14,395
Net income	$ 11,618	$ 13,232
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$ 11,595	$ 13,209
Per share amount	$ 0.79	$ 0.92

Diluted:
Weighted average shares outstanding	14,724	14,395
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	15,564	15,235
Net income attributable to common shareholders	$ 11,595	$ 13,209
Convertible preferred stock dividend	23	23
Net income for diluted earnings per share	$ 11,618	$ 13,232
Per share amount	$ 0.75	$ 0.87

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

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.0 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earn-out provision, which stated that former owners of NatPro may earn $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earn-out recorded at the acquisition date was $2.8 million. As of December 31, 2013, the Company’s earn-out liability was estimated to be zero and $2.8 million was recorded as a reduction of selling, general and administrative expense in the fourth quarter of 2013. No earn-out was earned. Estimated goodwill of $24.6 million and intangible assets of $14.8 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible. The goodwill associated with this acquisition is included in both the Service Centers segment and IPS segment.

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

On July 1, 2013, DXP acquired all of the stock of Alaska Pump & Supply, Inc. (APS). DXP acquired this business to expand DXP's geographic presence in Alaska. DXP paid approximately $13.0 million for APS which was borrowed under our existing credit facility.  Estimated goodwill of $8.1 million and intangible assets of $4.1 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible.  All of the goodwill is included in the Service Centers segment.

On July 31, 2013, DXP acquired substantially all of the assets of Tool-Tech Industrial Machine & Supply, Inc. (“Tool-Tech”). DXP acquired this business to enhance our metal working product offering in the southwest region of the United States. DXP paid approximately $7.6 million for Tool-Tech which was borrowed under our existing credit facility. Estimated goodwill of $4.9 million and intangible assets of $2.4 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

On January 2, 2014, the Company completed the acquisition of all of the equity securities and units of B27, LLC (“B27”) by way of a Securities Purchase Agreement to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs recognized within SG&A in the 2013 statement of income.  The purchase price was financed with borrowings under DXP’s amended credit facility and approximately $4.0 million (36,000 shares) of DXP common stock. DXP has not completed appraisals of intangibles for B27, and therefore, has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $186.0 million and intangible assets of $81.1 million were recognized for this acquisition. Approximately $213.7 million of the estimated goodwill or intangible assets are expected not to be tax deductible. The estimated goodwill associated with this acquisition will be included in the IPS segment.

The value assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. For the acquisitions discussed above, discount rates of 13.5% to 15.9% were deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

For the three months ended March 31, 2014, businesses acquired during 2013 and 2014 contributed sales of $23.0 million and $30.4 million, respectively, and earnings (loss) before taxes of approximately $(0.8) million and $(1.5) million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2013 and 2014 in connection with the acquisitions described above (in thousands):

	NatPro	Tucker Tool	APS	Tool-Tech	B27	Total

Cash	$ -	$ -	$ -	$ 430	$ 2,538	$ 2,968
Accounts Receivable, net	14,549	505	1,424	1,505	51,448	69,431
Inventory	6,883	209	1,332	409	6,472	15,305
Property and equipment	3,317	-	172	19	14,573	18,081
Goodwill and intangibles	39,345	4,678	12,148	7,254	267,109	330,534
Other assets	698	-	389	2	1,163	2,252
Assets acquired	64,792	5,392	15,465	9,619	343,303	438,571
Current liabilities assumed	19,175	391	1,079	1,987	27,069	49,701
Non-current liabilities assumed	5,649	-	1,419	-	22,682	29,750
Net assets acquired	$ 39,968	$ 5,001	$ 12,967	$ 7,632	$ 293,552	$ 359,120

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 were consummated as of January 1, 2013 are as follows (in thousands, except per share data):

Three Months Ended March 31,
	2014	2013
Net sales	$ 348,504	$ 351,537
Net income	$ 11,595	$ 13,796
Per share data
Basic earnings	$ 0.79	$ 0.95
Diluted earnings	$ 0.75	$ 0.90

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

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended March 31,
	Service Centers	IPS	SCS	Total
2014
Sales	$231,224	$79,881	$37,399	$348,504
Operating income for reportable segments	$24,425	$9,549	$3,125	$37,099

2013
Sales	$ 210,091	$ 41,523	$ 38,483	$ 290,097
Operating income for reportable segments	$ 25,047	$ 7,117	$ 3,185	$ 35,349

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating income for reportable segments	$ 37,099	$ 35,349
Adjustment for:
Amortization of intangibles	4,570	2,642
Corporate and other expense, net	10,368	10,003
Total operating income	22,161	22,704
Interest expense (income), net	3,397	1,627
Other income, net	(150)	1
Income before income taxes	$18,914	$ 21,076

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

On May 1, 2014, DXP acquired substantially all of the equity interests of Machinery Tooling & Supply, LLC (“MT&S”). DXP acquired this business to enhance our metal working product offering in the north central region of the United States. DXP paid approximately $14.9 million for MT&S which was borrowed under our Facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three months ended March 31, 2014 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended March 31,
	2014	%	2013	%
Sales	$348,504	100.0	$290,097	100.0
Cost of sales	246,797	70.8	200,990	69.3
Gross profit	101,707	29.2	89,107	30.7
Selling, general and administrative expense	79,546	22.8	66,403	22.9
Operating income	22,161	6.4	22,704	7.8
Interest expense	3,397	1.0	1,627	0.5
Other expense (income), net	(150)	-	1	-
Income before income taxes	18,914	5.4	21,076	7.3
Provision for income taxes	7,296	2.1	7,844	2.7
Net income	$11,618	3.3	$ 13,232	4.6
Per share amounts
Basic earnings per share	$ 0.79		$ 0.92
Diluted earnings per share	$ 0.75		$ 0.87

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

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

SALES. Sales for the three months ended March 31, 2014 increased $58.4 million, or 20.1%, to approximately $348.5 million from $290.1 million for the prior corresponding period. Sales by businesses acquired accounted for $53.4 million of the first quarter increase. Excluding first quarter 2014 sales from businesses acquired, on a same store sales basis, sales for the first quarter in 2014 increased by $5.0 million, or 1.7% from the prior corresponding period. This sales increase is primarily the result of one additional day in the current period.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2014 decreased by 1.5% compared with the prior corresponding period. This decrease was primarily the result of businesses acquired in 2013 and 2014 having a lower gross profit percentage then the remainder of DXP and partially a result of changes in customer and product mix in the Service Centers segment.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended March 31, 2014 increased by approximately $13.1 million to $79.5 million from $66.4 million for the prior corresponding period. Selling, general and administrative expense from businesses acquired accounted for $13.2 million of the first quarter increase. Excluding first quarter expenses from businesses acquired, on a same store sales basis, SG&A for the quarter slightly decreased by $0.1 million. As a percentage of sales, the first quarter 2014 expense decreased to 22.8%, from 22.9% for the prior corresponding period as a result of the decline in SG&A for the remainder of DXP after excluding businesses acquired in 2013 and 2014.

OPERATING INCOME. Operating income for the first quarter of 2014 decreased $0.5 million, or 2.4% compared to the prior corresponding period. This decrease in operating income is primarily the result of the 1.5% decrease in the gross profit percentage discussed above.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2014 increased 108.8% from the prior corresponding period primarily due to increased borrowings on January 2, 2014 to fund our January 2, 2014 acquisition further discussed in the Business Acquisitions and Supplemental Pro-forma Data section herein. The increased borrowings for the acquisition also increased the interest rate on our borrowings.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $21.1 million, or 10.1% for the first quarter of 2014 compared to the prior corresponding period. Excluding first quarter 2014 Service Centers segment sales from acquired businesses of $20.9 million, Service Centers segment sales for the first quarter in 2014 increased $0.2 million, or 0.1% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of an additional business day in the current period. Operating income for the Service Centers segment decreased 2.5%. Excluding first quarter Service Centers segment operating income from acquired businesses of $1.9 million, Service Centers segment operating income for the first quarter in 2014 decreased by $2.5 million, or 10.1% primarily as a result of a 1.5% decline in the gross profit percentage for the segment on a same store sales basis.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $38.4 million, or 92.4% for the first quarter of 2014 compared to the prior corresponding period. Excluding first quarter 2014 IPS segment sales from acquired businesses of $32.6 million, IPS segment sales for the first quarter in 2014 increased 14.0% from the prior corresponding period, on a same store sales basis. The sales increase primarily resulted from an increase in capital spending by our oil and gas and mining related customers. Operating income for the IPS segment increased 34.2% primarily as a result of the 92.4% increase in sales. Operating income increased by less than the 92.4% increase in sales, primarily as a result of operating income for the acquired businesses, as a percentage of sales, being lower than the remainder of the IPS segment.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $1.1 million, or 2.8%, for the first quarter of 2014 compared to the prior corresponding period. The decrease in sales is primarily related to declines in sales to customers serving the automotive and  truck manufacturing industries. Operating income for the SCS segment decreased 2.0% primarily as a result of the 2.8% decline in sales.

BUSINESS ACQUISITIONS AND SUPPLEMENTAL PRO-FORMA DATA

A key component of our growth strategy includes completing acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 29 acquisitions across our three business segments. Below is a summary of recent acquisitions.

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.0 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earn-out provision, which stated that former owners of NatPro may earn CDN $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earn-out recorded at the acquisition date was $2.8 million. As of December 31, 2013 the $2.8 million accrued liability associated with this earn-out provision was reversed and included in 2013 operating income. No earn-out was earned through its expiration on April 16, 2014.

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

On July 31, 2103, DXP acquired substantially all of the assets of Tool-Tech Industrial Machine & Supply, Inc. (“Tool-Tech”). DXP acquired this business to enhance our metal working product offering in the southwest region of the United States. DXP paid approximately $7.6 million for Tool-Tech which was borrowed under our existing credit facility.

On January 2, 2014, the Company acquired all of the equity securities and units of B27, LLC (“B27”). DXP acquired this business to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs. The purchase price was financed with borrowings under DXP’s amended credit facility and approximately $4.0 million (36,000 shares) of DXP common stock.

For the three months ended March 31, 2014, businesses acquired during 2013 and 2014 contributed sales of $23.0 million and $30.4 million, respectively, and earnings (loss) before taxes of approximately $(0.8) million and $(1.5) million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2013 and 2014 in connection with the acquisitions described above (in thousands):

	NatPro	Tucker Tool	APS	Tool-Tech	B27	Total

Cash	$ -	$ -	$ -	$ 430	$ 2,538	$ 2,968
Accounts Receivable, net	14,549	505	1,424	1,505	51,448	69,431
Inventory	6,883	209	1,332	409	6,472	15,305
Property and equipment	3,317	-	172	19	14,573	18,081
Goodwill and intangibles	39,345	4,678	12,148	7,254	267,109	330,534
Other assets	698	-	389	2	1,163	2,252
Assets acquired	64,792	5,392	15,465	9,619	343,303	438,571
Current liabilities assumed	19,175	391	1,079	1,987	27,069	49,701
Non-current liabilities assumed	5,649	-	1,419	-	22,682	29,750
Net assets acquired	$ 39,968	$ 5,001	$ 12,967	$ 7,632	$ 293,552	$ 359,120

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 were consummated as of January 1, 2013 are as follows (in thousands, except per share data):

Three Months Ended March 31,
	2014	2013
Net sales	$ 348,504	$ 351,537
Net income	$ 11,595	$ 13,796
Per share data
Basic earnings	$ 0.79	$ 0.95
Diluted earnings	$ 0.75	$ 0.90

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The Company generated $20.7 million of cash in operating activities during the three months ended March 31, 2014 compared to $16.9 million during the prior corresponding period. This change between the two periods was primarily driven by changes in working capital.

During the three months ended March 31, 2014, the amount available to be borrowed under our credit agreement with our bank lender decreased from $154.1 million at December 31, 2013 to $113.4 million at March 31, 2014. This decrease in availability primarily resulted from the acquisition of B27 and the January 2, 2014 amendment and restatement of the Original Facility.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On December 31, 2012, the Company amended the Original Facility which increased the Credit Facility by $75 million. On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (the “Facility”), amending the Company’s Original Facility.

The Facility provides a term loan and a $350 million revolving line of credit to the company. At March 31, 2014 the term loan component of the facility was $240.6 million.

The Facility provides the option of interest at LIBOR (or CDOR for Canadian dollar loans) plus an applicable margin ranging from 1.25% to 2.50% or prime plus an applicable margin from 0.25% to 1.50% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility as of the last day of the fiscal quarter most recently ended prior to the date of borrowing. Commitment fees of 0.20% to 0.45% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

On March 31, 2014, the LIBOR based rate of the Facility was LIBOR plus 2.0%, the prime based rate of the Facility was prime plus 1.0%, and the commitment fee was 0.35%. At March 31, 2014, $463.6 million was borrowed under the Facility at a weighted average interest rate of approximately 2.16% under the LIBOR options. At March 31, 2014, the Company had approximately $113.4 million available for borrowing under the Facility.

The Facility expires on January 2, 2019. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.75 to 1.0 as of the last day of each quarter from the closing date through June 30, 2014, not exceed 3.50 to 1.00 at September 30, 2014, and not to exceed 3.25 to 1.00 from December 31, 2014 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At March 31, 2014, the Company’s Leverage Ratio was 2.99 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At March 31, 2014, the Company's Consolidated Fixed Charge Coverage Ratio was 2.46 to 1.00.

Asset Coverage Ratio –The credit facility requires that the Asset Coverage Ratio at any time, beginning on December 31, 2014, be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstandings on such date. At March 31, 2014, the Company's Asset Coverage Ratio was 1.19 to 1.00, but the Asset Coverage Ratio does not apply until December 31, 2014.

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

The following table sets forth the computation of the Leverage Ratio as of March 31, 2014 (in thousands, except for ratios):
For the Twelve Months ended March 31, 2014	Leverage Ratio

Income before taxes	$ 92,555
Interest expense	8,052
Depreciation and amortization	24,324
Stock compensation expense	2,851
Pro forma acquisition EBITDA	30,022
Other adjustments	(352)
(A) Defined EBITDA	$157,452

As of March 31, 2014
Total long-term debt	$470,498
(B) Defined indebtedness	$470,798

Leverage Ratio (B)/(A)	2.99

Borrowings (in thousands):

	March 31, 2014	December 31, 2013	Increase (Decrease)
Current portion of long-term debt	$ 39,142	$ 26,213	$ 12,929
Long-term debt, less current portion	431,356	168,372	262,984
Total long-term debt	$ 470,498	$ 194,585	$ 275,913 (2)
Amount available	$ 113,402 (1)	$ 154,124(1)	$ (40,722) (3)

(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The increase in total long-term debt is primarily the result of funds borrowed to acquire B27.
(3) The decrease in the amount available is primarily the result of the acquisition of B27 and the January 2, 2014 amendment to and restatement of the Original Facility.

Performance Metrics (in days):

	Three Months Ended March 31,
			Increase
	2014	2013	(Decrease)

Days of sales outstanding	67.0	61.1	5.9
Inventory turns	9.0	8.2	0.8

Accounts receivable days of sales outstanding were 67.0 days at March 31, 2014 compared to 61.1 days at March 31, 2013. The 5.9 days increase was primarily from acquired businesses that historically have had more days sales in receivables. Inventory turns were 9.0 times compared to 8.2 times at March 31, 2013. The 0.8 times increase is primarily related to changes in customer and product mix.

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

Share Repurchases

On October 26, 2011, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization that day. Purchases could be made in open market or in privately negotiated transactions. DXP purchased 146,871 shares under this authorization as of its expiration on October 25, 2013.

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

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which requires entities to present unrecognized tax benefits as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date. ASU 2013-11 will become effective for fiscal years beginning after December 15, 2013. DXP adopted this guidance in the first quarter of 2014. There was no material effect on our financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at March 31, 2014, a 100 basis point change in interest rates would result in approximately a $4.6 million change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

No material changes have occurred from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Dated: May 12, 2014