Form 10-Q
period 2014-08-07
DXP ENTERPRISES INC
filed 2014-08-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2014
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Number of shares of registrant’s Common Stock outstanding as of August 7, 2014: 14,450,763.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$ 12,093	$ 5,469
Trade accounts receivable, net of allowance for doubtful accounts of $10,761 in 2014 and $8,798 in 2013	281,872	193,341
Inventories, net	111,858	105,271
Prepaid expenses and other current assets	5,180	2,693
Deferred income taxes	8,317	7,713
Total current assets	419,320	314,487
Property and equipment, net	72,021	58,253
Goodwill	372,829	188,110
Other intangible assets, net of accumulated amortization of $53,688 in 2014 and $44,410 in 2013	146,928	69,722
Other long-term assets	5,045	6,043
Total assets	$ 1,016,143	$ 636,615
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 39,022	$ 26,213
Trade accounts payable	109,741	78,853
Accrued wages and benefits	23,939	20,473
Federal income taxes payable	1,931	853
Customer advances	5,648	3,720
Other current liabilities	22,594	19,943
Total current liabilities	202,875	150,055
Long-term debt, less current maturities	452,798	168,372
Non-current deferred income taxes	39,241	21,938
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2014); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2014); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,444,511 in 2014 and 14,468,485 in 2013 shares issued	146	144
Additional paid-in capital	114,379	109,892
Retained earnings	220,849	193,737
Accumulated other comprehensive income	(3,038)	(2,368)
Treasury stock, at cost (214,724 shares in 2014 and 146,871 in 2013)	(11,123)	(5,171)
Total shareholders’ equity	321,229	296,250
Total liabilities and shareholders’ equity	$ 1,016,143	$ 636,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$ 381,603	$ 307,942	$ 730,107	$ 598,039
Cost of sales	270,557	216,427	517,354	417,417
Gross profit	111,046	91,515	212,753	180,622
Selling, general and administrative expense	82,647	68,250	162,193	134,653
Operating income	28,399	23,265	50,560	45,969
Other expense (income), net	141	21	(9)	22
Interest expense	3,176	1,689	6,573	3,316
Income before income taxes	25,082	21,555	43,996	42,631
Provision for income taxes	9,543	7,806	16,839	15,650
Net income	15,539	13,749	27,157	26,981
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 15,517	$ 13,727	$ 27,112	$ 26,936

Net income	$ 15,539	$ 13,749	$ 27,157	$ 26,981
Loss on long-term investment, net of income taxes	-	(18)	(55)	(742)
Cumulative translation adjustment	675	(1,630)	(615)	(1,698)
Comprehensive income	$ 16,214	$ 12,101	$ 26,487	$ 24,541

Basic earnings per share	$ 1.06	$ 0.95	$ 1.84	$ 1.87
Weighted average common shares outstanding	14,708	14,451	14,716	14,424
Diluted earnings per share	$ 1.00	$ 0.90	$ 1.75	$ 1.77
Weighted average common shares and common equivalent shares outstanding	15,548	15,291	15,556	15,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 27,157	$ 26,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,077	4,705
Amortization of intangible assets	9,223	5,787
Compensation expense for restricted stock	1,732	1,440
Tax benefit related to vesting of restricted stock	(742)	(540)
Deferred income taxes	(1,221)	(3,455)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(30,785)	2,705
Inventories	2,632	(449)
Prepaid expenses and other assets	(2,003)	2,158
Accounts payable and accrued expenses	7,697	(311)
Net cash provided by operating activities	19,767	39,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,700)	(4,505)
Purchase of long-term investment	-	(68)
Sale of long-term investment	1,688	-
Acquisitions of businesses, net of cash acquired	(301,097)	(41,584)
Net cash used in investing activities	(304,109)	(46,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	541,788	241,498
Principal payments on revolving line of credit and other long-term debt	(244,509)	(232,560)
Dividends paid	(45)	(45)
Purchase of treasury stock	(6,771)	(304)
Tax benefit related to vesting of restricted stock	742	540
Net cash provided by financing activities	291,205	9,129
EFFECT OF FOREIGN CURRENCY ON CASH	(239)	(354)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,624	1,639
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,469	10,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,093	$ 12,094

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results expected for the full fiscal year.

All intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation; none affected net income.

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and included in estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. The typical time span of these contracts is approximately one to two years.

At June 30, 2014 and December 31, 2013, $28.5 million and $6.5 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable. At June 30, 2014 and December 31, 2013 billings in excess of costs of $4.3 million and $1.3 million, respectively, are included in other current liabilities.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which requires entities to present unrecognized tax benefits as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. DXP adopted this guidance in the first quarter of 2014. There was no material effect on our financial statements.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Six Months Ended June 30,
	2014	2013

Fair value at beginning of period	$ 1,837	$ 2,413
Investment during the period	-	68
Realized and unrealized gains (losses) included in other comprehensive income	(149)	(1,238)
Proceeds on sale of investment	(1,688)	-
Fair value at end of period	$ -	$ 1,243

The Company paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2013, the market value of this investment was $1.8 million. During the six months ended June 30, 2014, the Company sold this investment for $1.7 million. The Company recognized a $0.1 million loss in 2014 on the sale of this investment, which is included in other income within our condensed consolidated statements of income.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	June 30, 2014	December 31, 2013

Finished goods	$ 102,362	$ 102,608
Work in process	12,960	6,657
Inventory reserve	(3,464)	(3,994)
Inventories, net	$ 111,858	$ 105,271

NOTE 6 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	June 30, 2014	December 31, 2013

Land	$ 2,342	$ 2,137
Buildings and leasehold improvements	12,925	9,565
Furniture, fixtures and equipment	95,596	79,633
Less – Accumulated depreciation	(38,842)	(33,082)
Total Property and Equipment, net	$ 72,021	$ 58,253

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the six months ended June 30, 2014 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2013	$ 188,110	$ 69,722	$ 257,832
Acquired during the period	184,719	86,406	271,125
Translation adjustment	-	23	23
Amortization	-	(9,223)	(9,223)
Balance as of June 30, 2014	$ 372,829	$ 146,928	$ 519,757

The following table presents goodwill balance by reportable segment as of June 30, 2014 and December 31, 2013 (in thousands):
	2014	2013
Service Centers	$ 191,592	$ 142,714
Innovative Pumping Solutions	164,099	28,258
Supply Chain Services	17,138	17,138
Total	$ 372,829	$ 188,110

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,268)	$ 1,228	$ 2,496	$ (1,205)	$ 1,291
Customer relationships	196,381	(51,488)	144,893	109,897	(42,468)	67,429
Non-compete agreements	1,739	(932)	807	1,739	(737)	1,002
Total	$ 200,616	$ (53,688)	$ 146,928	$ 114,132	$ (44,410)	$ 69,722

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	2014	2013

Line of credit	$ 254,179	$ 76,849
Term loan	231,250	109,375
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	5,610	6,000
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	781	2,361
	491,820	194,585
Less: Current portion	(39,022)	(26,213)
Total Long-term Debt	$ 452,798	$ 168,372

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

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At June 30, 2014 the term loan component of the facility was $231.3 million.

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

On June 30, 2014, the LIBOR based rate of the Facility was LIBOR plus 2.0%, the prime based rate of the Facility was prime plus 1.0%, and the commitment fee was 0.35%. At June 30, 2014, $485.4 million was borrowed under the Facility at a weighted average interest rate of approximately 2.15% under the LIBOR options. At June 30, 2014, the Company had approximately $63.1 million available for borrowing under the Facility.

The Facility expires on January 2, 2019. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

 NOTE 9 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of June 30, 2014 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2014:

Number of shares authorized for grants	800,000
Number of shares granted	(834,459)
Number of shares forfeited	120,067
Number of shares available for future grants	85,608
Weighted-average grant price of granted shares	$ 27.66

Changes in restricted stock for the six months ended June 30, 2014 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2013	211,510	$ 36.17
Granted	49,300	$ 94.07
Forfeited	(11,158)	$ 35.72
Vested	(39,026)	$ 36.88
Non-vested at June 30, 2014	210,626	$ 49.54

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2014 and 2013 was $1.7 million and $1.4 million, respectively. Related income tax benefits recognized in earnings for the six months ended June 30, 2014 and 2013 were approximately $0.7 million and $0.6 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at June 30, 2014 and December 31, 2013 was $8.6 million and $5.7 million, respectively. As of June 30, 2014, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 29.9 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Weighted average shares outstanding	$ 14,708	$ 14,451	$ 14,716	$ 14,424
Net income	$ 15,539	$ 13,749	$ 27,157	$ 26,981
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 15,517	$ 13,727	$ 27,112	$ 26,936
Per share amount	$ 1.06	$ 0.95	$ 1.84	$ 1.87

Diluted:
Weighted average shares outstanding	14,708	14,451	14,716	14,424
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	15,548	15,291	15,556	15,264
Net income attributable to common shareholders	$ 15,517	$ 13,727	$ 27,112	$ 26,936
Convertible preferred stock dividend	22	22	45	45
Net income for diluted earnings per share	$ 15,539	$ 13,749	$ 27,157	$ 26,981
Per share amount	$ 1.00	$ 0.90	$ 1.75	$ 1.77

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

On January 2, 2014, the Company completed the acquisition of all of the equity securities and units of B27, LLC (“B27”) by way of a Securities Purchase Agreement to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs recognized within SG&A in the 2013 statement of income.  The purchase price was financed with borrowings under DXP’s amended credit facility and approximately $4.0 million (36,000 shares) of DXP common stock. DXP has not completed appraisals of intangibles for B27, the valuation of working capital items or completed analysis of tax effects, and therefore, has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $181.1 million and intangible assets of $81.1 million were recognized for this acquisition. Approximately $209.8 million of the estimated goodwill or intangible assets are expected not to be tax deductible. The estimated goodwill associated with this acquisition will be included in the IPS and Service Centers segments.

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (MT&S) by way of an Equity Purchase Agreement to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.9 million for MT&S, which was borrowed under our existing credit facility. DXP has not completed appraisals of intangibles for MT&S, the valuation of working capital items or completed analysis of tax effects, and therefore, has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $3.4 million and intangible assets of $5.3 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

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

For the three months ended June 30, 2014, businesses acquired during 2013 and 2014 contributed sales of $27.1 million and $49.7 million, respectively, and earnings (loss) before taxes of approximately $0.5 million and $2.4 million, respectively.

For the six months ended June 30, 2014, businesses acquired during 2013 and 2014 contributed sales of $50.1 million and $80.1 million, respectively, and earnings (loss) before taxes of approximately $(0.4) million and $1.0 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2013 and 2014 in connection with the acquisitions described above (in thousands):

	NatPro	Tucker Tool	APS	Tool-Tech	B27	MT&S	Total

Cash	$ -	$ -	$ -	$ 430	$ 2,538	$ 806	$ 3,774
Accounts Receivable, net	14,549	505	1,424	1,505	51,448	5,656	75,087
Inventory	6,883	209	1,332	409	6,472	2,522	17,827
Property and equipment	3,317	-	172	19	14,573	557	18,638
Goodwill and intangibles	39,345	4,678	12,241	7,254	262,250	8,656	334,424
Other assets	698	-	389	2	1,163	59	2,311
Assets acquired	64,792	5,392	15,558	9,619	338,444	18,256	452,061
Current liabilities assumed	19,175	391	1,079	1,987	26,690	3,336	52,658
Non-current liabilities assumed	5,649	-	1,419	-	18,202	-	25,270
Net assets acquired	$ 39,968	$ 5,001	$ 13,060	$ 7,632	$ 293,552	$14,920	$ 374,133

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and six months ended June 30, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 were consummated as of January 1, 2013 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$ 384,751	$ 370,350	$ 743,055	$ 730,888
Net income	$ 15,562	$ 15,991	$ 27,415	$ 29,959
Per share data
Basic earnings	$ 1.06	$ 1.10	$ 1.86	$ 2.07
Diluted earnings	$ 1.00	$ 1.04	$ 1.77	$ 1.96

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

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended June 30,				Six Months ended June 30,
	Service Centers	IPS	SCS	Total	Service Centers	IPS	SCS	Total
2014
Sales	$ 248,839	$ 90,575	$ 42,189	$ 381,603	$ 480,063	$170,456	$ 79,588	$ 730,107
Operating income for reportable segments	$ 25,486	$ 15,800	$ 3,579	$ 44,865	$ 49,911	$ 25,350	$ 6,703	$ 81,964

2013
Sales	$ 217,925	$ 52,954	$ 37,063	$ 307,942	$ 428,023	$ 94,477	$ 75,539	$ 598,039
Operating income for reportable segments	$ 23,376	$ 8,090	$ 3,160	$ 34,626	$ 48,420	$ 15,208	$ 6,347	$ 69,975

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Operating income for reportable segments	$ 44,865	$ 34,626	$ 81,964	$ 69,975
Adjustment for:
Amortization of intangibles	4,653	3,145	9,223	5,787
Corporate and other expense, net	11,813	8,216	22,181	18,219
Total operating income	28,399	23,265	50,560	45,969
Interest expense, net	3,176	1,689	6,573	3,316
Other expense (income), net	141	21	(9)	22
Income before income taxes	$ 25,082	$ 21,555	$ 43,996	$ 42,631

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

NOTE 14 – SHARE REPURCHASES

On May 7, 2014, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization on May 14, 2014. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 100,000 shares for $6.8 million under this authorization as of June 30, 2014.

NOTE 15 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim condensed consolidated financial statements were issued.  There were no subsequent events that required recognition for disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three months ended June 30, 2014 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

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

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	%	2013	%	2014	%	2013	%
Sales	$381,603	100.0	$307,942	100.0	$730,107	100.0	$598,039	100.0
Cost of sales	270,557	70.9	216,427	70.3	517,354	70.9	417,417	69.8
Gross profit	111,046	29.1	91,515	29.7	212,753	29.1	180,622	30.2
Selling, general and administrative expense	82,647	21.7	68,250	22.2	162,193	22.2	134,653	22.5
Operating income	28,399	7.4	23,265	7.5	50,560	6.9	45,969	7.7
Interest expense	3,176	0.8	1,689	0.5	6,573	0.9	3,316	0.6
Other expense (income), net	141	-	21	-	(9)	-	22	-
Income before income taxes	25,082	6.6	21,555	7.0	43,996	6.0	42,631	7.1
Provision for income taxes	9,543	2.5	7,806	2.5	16,839	2.3	15,650	2.6
Net income	$ 15,539	4.1	$ 13,749	4.5	$ 27,157	3.7	$ 26,981	4.5
Per share amounts
Basic earnings per share	$ 1.06		$ 0.95		$ 1.84		$ 1.87
Diluted earnings per share	$ 1.00		$ 0.90		$ 1.75		$ 1.77

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

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

SALES. Sales for the three months ended June 30, 2014 increased $73.7 million, or 23.9%, to approximately $381.6 million from $307.9 million for the prior corresponding period. Sales by businesses acquired accounted for $60.6 million of the second quarter increase. Excluding second quarter 2014 sales from businesses acquired, on a same store sales basis, sales for the second quarter in 2014 increased by $13.0 million, or 4.2% from the prior corresponding period. This sales increase is primarily the result of increases in our Service Center and Supply Chain Services segments of $8.0 and $5.1 million, respectively on a same store sales basis. These increases are explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2014 decreased by 62 basis points compared with the prior corresponding period. This decrease was primarily the result of businesses acquired in 2013 and 2014 (primarily B27 and MT&S) having a lower gross profit percentage of 25.3% than the 29.8% gross profit percentage for the remainder of DXP. On a same store sales basis the gross profit percentage increased by nine basis points from the prior corresponding period as a result of improved gross profit margin for the IPS segment.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended June 30, 2014 increased by approximately $14.4 million to $82.6 million from $68.2 million for the prior corresponding period. Selling, general and administrative expense from businesses acquired accounted for $10.1 million of the second quarter increase. Excluding second quarter expenses from businesses acquired, on a same store sales basis, SG&A for the quarter increased by $4.3 million. This increase is primarily related to a $2.1 million, or 84.4%, increase in health care claims and a $2.2 million, or 3.2%, increase in other expenses which are consistent with the 4.2% increase in sales on a same store sales basis. As a percentage of sales, the second quarter 2014 expense decreased 50 basis points to 21.7%, from 22.2% for the prior corresponding period primarily as a result of B27 and other businesses acquired in 2013 and 2014 having lower SG&A as a percent of sales of 16.7% than the remainder of DXP of 22.6%.

OPERATING INCOME. Operating income for the second quarter of 2014 increased $5.1 million, or 22.1% compared to the prior corresponding period. This increase in operating income is primarily the result of the 23.9% increase in sales discussed above. B27 generated $4.5 million of the increase in operating income. Natpro operating income decreased to approximately breakeven for the second quarter of 2014 compared to $0.2 million of income for the prior corresponding period. MT&S generated $0.3 million of the increase in operating income.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2014 increased 88.0% from the prior corresponding period primarily due to increased borrowings to fund our January 2, 2014 acquisition of B27, LLC and our May 1, 2014 acquisition of Machinery Tooling and Supply, LLC., further discussed in the Business Acquisitions and Supplemental Pro-forma Data section herein. The increased borrowings for the acquisitions also increased the interest rate on our borrowings.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $30.9 million, or 14.2% for the second quarter of 2014 compared to the prior corresponding period. Excluding second quarter 2014 Service Centers segment sales from acquired businesses of $22.9 million, Service Centers segment sales for the second quarter in 2014 increased $8.0 million, or 3.7% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of increased sales of rotating equipment to oil and gas related customers.

We believe our oil and gas related customers increased purchases of rotating equipment primarily because of increased oil production in the U.S. Operating income for the Service Centers segment increased 9.0%. Excluding second quarter Service Centers segment operating income from acquired businesses of $2.5 million, Service Centers segment operating income for the second quarter in 2014 decreased by $0.4 million, or 1.8% primarily as a result of a 64 basis point decline in the gross profit percentage for the segment on a same store sales basis. The decline in gross profit as a percentage of sales, on a same store sales basis, is primarily the result of an estimated $4.6 million decline in sales of higher margin safety services work primarily related to work over rigs in the U.S. and drilling and well completions in Canada. We believe our customers purchased fewer safety services because of eliminating costs in the U.S. and limitations on the ability to transport oil to markets in Canada. This decline is not considered to be the result of a known trend. However, we do not know when we will be able to replace this work.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $37.6 million, or 71.0% for the second quarter of 2014 compared to the prior corresponding period. Excluding second quarter 2014 IPS segment sales from acquired businesses of $37.8 million, IPS segment sales for the second quarter in 2014 remained flat from the prior corresponding period, on a same store sales basis. Operating income for the IPS segment increased 95.3% primarily as a result of the 71.0% increase in sales. Excluding operating income from acquired businesses of $4.8 million, operating income increased $2.9 million on a same store sales basis. This increase was primarily the result of a 442 basis point increase in gross profit margin. The increased gross profit as a percentage of sales for the IPS segment, on a same store sales basis, is the result of sales of higher margin pump packages to mid-stream oil and gas customers. We believe our mid-stream oil and gas related customers increased purchases of pump packages primarily because of increased oil production in the U.S. Gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package which is built to unique customer specifications. This improvement is not the result of a known trend.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $5.1 million, or 13.8%, for the second quarter of 2014 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to four customers in the gas turbine, oil and gas, and trucking industries with increased operations that amounted to approximately $2.9 million of this increase. We suspect these customers purchased more products from DXP because the customers increased production during the period. The remainder of the increase was primarily the result of obtaining a new customer in the oil and gas industry. Operating income for the SCS segment increased 13.3% primarily as a result of the 13.8% increase in sales.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

SALES. Sales for the six months ended June 30, 2014 increased $132.1 million, or 22.1%, to approximately $730.1 million from $598.0 million for the prior corresponding period. Sales by businesses acquired accounted for $114.1 million of the second quarter increase. Excluding second quarter 2014 sales from businesses acquired, on a same store sales basis, sales for the second quarter in 2014 increased by $18.0 million, or 3.0% from the prior corresponding period. This sales increase is primarily the result of increased sales by the Service Centers segment of $8.3 million, IPS segment of $5.7 million, and Supply Chain Services segment of $4.0 million, on a same store sales basis. These increases are explained in the segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2014 decreased by 106 basis points compared with the prior corresponding period. This decrease was primarily the result of businesses acquired in 2013 and 2014 (primarily B27 and MT&S) having a lower gross profit percentage of 25.1% than the 29.9% gross profit percentage for the remainder of DXP. On a same store sales basis, gross profit as a percentage of sales for the six months ended June 30, 2014 decreased by 30 basis points compared with the prior corresponding period. This decline is primarily the result of an estimated $7.8 million decline in sales of higher margin safety services work primarily related to work over rigs in the U.S. and drilling and well completions in Canada. We believe our customers purchased fewer services because of eliminating costs in the U.S. and limitations on the ability to transport oil to markets in Canada. This decline is not considered to be the result of a known trend. However, we do not know when we will be able to replace this work.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the six months ended June 30, 2014 increased by approximately $27.5 million to $162.2 million from $134.7 million for the prior corresponding period. Selling, general and administrative expense from businesses acquired accounted for $23.3 million of the year-to-date increase. Excluding expenses from businesses acquired, on a same store sales basis, SG&A year-to-date increased by $4.2 million, or 3.1%. This increase is consistent with the 3.0% increase in sales on a same store sales basis. As a percentage of sales, the year-to-date 2014 expense decreased to 22.2%, from 22.5% for the prior corresponding period as a result of businesses acquired having lower SG&A as a percentage of sales of 20.5%.

OPERATING INCOME. Operating income for the first six months of 2014 increased $4.6 million, or 10% compared to the prior corresponding period. This increase in operating income is primarily the result of the 22.1% increase in sales discussed above. B27 generated $5.2 million of the increase in operating income. Natpro’s operating income decreased $1.2 million, to a loss of $1.0 million for the first six months of 2014, compared to $0.2 million of income for the prior corresponding period. MT&S generated $0.3 million of the increase in operating income.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2014 increased 98.2% from the prior corresponding period primarily due to increased borrowings to fund our January 2, 2014 acquisition of B27, LLC and out May 1, 2014 acquisition of Machinery Tooling and Supply, LLC., further discussed in the Business Acquisitions and Supplemental Pro-forma Data section herein. The increased borrowings for the acquisition also increased the interest rate on our borrowings.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $52.0 million, or 12.2% for the first six months of 2014 compared to the prior corresponding period. Excluding year-to-date 2014 Service Centers segment sales from acquired businesses of $43.8 million, Service Centers segment sales for the first six months in 2014 increased $8.3 million, or 1.9% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of increased sales of pumps to oil and gas related customers. We believe our oil and gas related customers increased purchases of rotating equipment primarily because of increased oil production in the U.S. Operating income for the Service Centers segment increased $1.5 million, or 3.1%. Excluding year-to-date Service Centers segment operating income from acquired businesses of $4.4 million, Service Centers segment operating income for the first six months in 2014 decreased by $2.9 million, or 6.1% primarily as a result of a 108 basis point decline in the gross profit percentage for the segment on a same store sales basis. The decline in gross profit as a percentage of sales, on a same store sales basis, is primarily the result of an estimated $7.8 million decline in sales of higher margin safety services work primarily related to work over rigs in the U.S. and drilling and  well completions in Canada. We believe our customers purchased fewer safety services because of eliminating costs in the U.S. and limitations on the ability to transport oil to markets in Canada. This decline is not considered to be the result of a known trend. However, we do not know when we will be able to replace this work.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $76.0 million, or 80.4% for the first six months of 2014 compared to the prior corresponding period. Excluding year-to-date 2014 IPS segment sales from acquired businesses of $70.3 million, IPS segment sales for the first six months in 2014 increased 6.0% from the prior corresponding period, on a same store sales basis. The sales increase primarily resulted from an increase in capital spending by our oil and gas related customers. Operating income for the IPS segment increased by $10.1 million, or 66.7%, primarily as a result of the 80.4% increase in sales. Excluding operating income from an acquired business of $5.1 million, operating income increased $5.0 million, or 33.0% on a same store sales basis. This increase was primarily the result of the increase in sales as well as a 317 basis point increase in gross profit margins. The increased gross profit as a percentage of sales for the IPS segment, on a same store sales basis, is the result of improved margins on sales of pump packages to mid-stream oil and gas customers. We believe our mid-stream oil and gas related customers increased purchases of pump packages primarily because of increased oil production in the U.S. Gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package which is built to unique customer specifications. This improvement is not the result of a known trend.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $4.0 million, or 5.4%, for the first six months of 2014 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to two customers in the gas turbines and oil and gas industries with increased operations that amounted to approximately $3.8 million of this increase. We suspect these customers purchased more products from DXP because the customers increased production during the period. The remainder of the increase was driven by obtaining new customers, partially offset by some decreases from existing customers, servicing various industries. Operating income for the SCS segment increased 5.6% primarily as a result of the 5.4% increase in sales.

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

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (MT&S) by way of an Equity Purchase Agreement to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.9 million for MT&S, which was borrowed under our existing credit facility.

For the three months ended June 30, 2014, businesses acquired during 2013 and 2014 contributed sales of $27.1 million and $49.7 million, respectively, and earnings (loss) before taxes of approximately $0.5 million and $2.4 million, respectively.

For the six months ended June 30, 2014, businesses acquired during 2013 and 2014 contributed sales of $50.1 million and $80.1 million, respectively, and earnings (loss) before taxes of approximately $(0.4) million and $1.0 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2013 and 2014 in connection with the acquisitions described above (in thousands):

	NatPro	Tucker Tool	APS	Tool-Tech	B27	MT&S	Total

Cash	$ -	$ -	$ -	$ 430	$ 2,538	$ 806	$ 3,774
Accounts Receivable, net	14,549	505	1,424	1,505	51,448	5,656	75,087
Inventory	6,883	209	1,332	409	6,472	2,522	17,827
Property and equipment	3,317	-	172	19	14,573	557	18,638
Goodwill and intangibles	39,345	4,678	12,241	7,254	262,250	8,656	334,424
Other assets	698	-	389	2	1,163	59	2,311
Assets acquired	64,792	5,392	15,558	9,619	338,444	18,256	452,061
Current liabilities assumed	19,175	391	1,079	1,987	26,690	3,336	52,658
Non-current liabilities assumed	5,649	-	1,419	-	18,202	-	25,270
Net assets acquired	$ 39,968	$ 5,001	$ 13,060	$ 7,632	$ 293,552	$14,920	$ 374,133

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and six months ended June 30, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 were consummated as of January 1, 2013 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$ 384,751	$ 370,350	$ 743,055	$ 730,888
Net income	$ 15,562	$ 15,991	$ 27,415	$ 29,959
Per share data
Basic earnings	$ 1.06	$ 1.10	$ 1.86	$ 2.07
Diluted earnings	$ 1.00	$ 1.04	$ 1.77	$ 1.96

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The Company generated $19.8 million of cash in operating activities during the six months ended June 30, 2014 compared to $39.0 million during the prior corresponding period. This change between the two periods was primarily driven by changes in working capital.

During the six months ended June 30, 2014, the amount available to be borrowed under our credit agreement with our bank lender decreased from $154.1 million at December 31, 2013 to $63.1 million at June 30, 2014. This decrease in availability primarily resulted from the acquisition of B27 and the January 2, 2014 amendment and restatement of our credit facility.

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

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At June 30, 2014 the term loan component of the facility was $231.3 million.

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

On June 30, 2014, the LIBOR based rate of the Facility was LIBOR plus 2.0%, the prime based rate of the Facility was prime plus 1.0%, and the commitment fee was 0.35%. At June 30, 2014, $485.4 million was borrowed under the Facility at a weighted average interest rate of approximately 2.15% under the LIBOR options. At June 30, 2014, the Company had approximately $63.1 million available for borrowing under the Facility.

The Facility expires on January 2, 2019. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.75 to 1.0 as of the last day of each quarter from the closing date through June 30, 2014, not exceed 3.50 to 1.00 at September 30, 2014, and not to exceed 3.25 to 1.00 from December 31, 2014 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At June 30, 2014, the Company’s Leverage Ratio was 3.10 to 1.00. At March 31, 2014, the Company’s Leverage Ratio was 2.99 to 1.00. This increase in the Leverage Ratio will result in a 25 basis point increase in the interest rates under the Facility beginning during August, 2014. The commitment fee will increase from 0.35% to 0.4% at the same time.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At June 30, 2014, the Company's Consolidated Fixed Charge Coverage Ratio was 2.43 to 1.00.

Asset Coverage Ratio – The credit facility requires that the Asset Coverage Ratio at any time, beginning on December 31, 2014, be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstanding on such date. At June 30, 2014, the Company's Asset Coverage Ratio was 1.10 to 1.00. The Asset Coverage Ratio does not apply until December 31, 2014.

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

The following table sets forth the computation of the Leverage Ratio as of June 30, 2014 (in thousands, except for ratios):

For the Twelve Months ended June 30, 2014	Leverage Ratio

Income before taxes	$ 96,082
Interest expense	9,539
Depreciation and amortization	26,468
Stock compensation expense	3,124
Pro forma acquisition EBITDA	23,668
Other adjustments	(345)
(A) Defined EBITDA	$158,536

As of June 30, 2014
Total long-term debt	$491,820
(B) Defined indebtedness	$491,820

Leverage Ratio (B)/(A)	3.10

The following table sets forth the computation of the Asset Coverage Ratio as of June 30, 2014 (in thousands, except for ratios):

Credit facility			$ 254,179
Letters of credit			30,730
Defined indebtedness			$ 284,909

Accounts receivable, net	281,872	85%	$239,591
Inventory, net	111,858	65%	72,708
			$ 312,299
Asset Coverage Ratio (Assets/ Defined indebtedness)			1.10

Borrowings (in thousands):

	June 30, 2014	December 31, 2013	Increase (Decrease)
Current portion of long-term debt	$ 39,022	$ 26,213	$ 12,809
Long-term debt, less current portion	452,798	168,372	284,426
Total long-term debt	$ 491,820	$ 194,585	$ 297,235 (2)
Amount available	$ 63,056(1)	$ 154,124(1)	$(91,068) (3)

(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The increase in total long-term debt is primarily the result of funds borrowed to acquire B27.
(3) The decrease in the amount available is primarily the result of the acquisition of B27 and the January 2, 2014 amendment to and restatement of the Original Facility.

Performance Metrics (in days):

	Three Months Ended June 30,
			Increase
	2014	2013	(Decrease)

Days of sales outstanding	69.8	58.2	11.6
Inventory turns	9.7	8.0	1.7

Accounts receivable days of sales outstanding were 69.8 days at June 30, 2014 compared to 58.2 days at June 30, 2013. The 11.6 days increase was primarily from our B27 acquisition that has more days sales in receivables. Inventory turns were 9.7 times compared to 8.0 times at June 30, 2013. The 1.7 times increase is primarily related to our acquisition of B27 that has higher inventory turns.

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

Share Repurchases

On May 7, 2014, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization on May 14, 2014. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 100,000 shares for $6.8 million under this authorization as of June 30, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which requires entities to present unrecognized tax benefits as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. DXP adopted this guidance in the first quarter of 2014. There was no material effect on our financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at June 30, 2014, a 100 basis point change in interest rates would result in approximately a $4.9 million change in annual interest expense.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 7, 2014