Form 10-Q
period 2014-11-07
DXP ENTERPRISES INC
filed 2014-11-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2014
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040	(713) 996-4700
(Address of principal executive offices)	Registrant’s telephone number, including area code.

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

Number of shares of registrant’s Common Stock outstanding as of November 7, 2014: 14,465,954.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$ 9,923	$ 5,469
Trade accounts receivable, net of allowance for doubtful accounts of $11,063 in 2014 and $8,798 in 2013	269,537	193,341
Inventories, net	117,051	105,271
Prepaid expenses and other current assets	4,904	2,693
Deferred income taxes	8,428	7,713
Total current assets	409,843	314,487
Property and equipment, net	71,027	58,253
Goodwill	373,719	188,110
Other intangible assets, net of accumulated amortization of $58,075 in 2014 and $44,410 in 2013	139,954	69,722
Other long-term assets	4,752	6,043
Total assets	$ 999,295	$ 636,615
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 38,816	$ 26,213
Trade accounts payable	104,947	78,853
Accrued wages and benefits	30,784	20,473
Federal income taxes payable	1,710	853
Customer advances	3,813	3,720
Other current liabilities	29,851	19,943
Total current liabilities	209,921	150,055
Long-term debt, less current maturities	410,796	168,372
Non-current deferred income taxes	40,004	21,938
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2014); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2014); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,453,954 in 2014 and 14,468,485 in 2013 shares issued	146	144
Additional paid-in capital	115,080	109,892
Retained earnings	238,469	193,737
Accumulated other comprehensive income	(4,175)	(2,368)
Treasury stock, at cost (206,845 shares in 2014 and 146,871 in 2013)	(10,962)	(5,171)
Total shareholders’ equity	338,574	296,250
Total liabilities and shareholders’ equity	$ 999,295	$ 636,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$ 387,053	$ 329,719	$ 1,117,160	$ 927,758
Cost of sales	273,644	232,598	790,998	650,015
Gross profit	113,409	97,121	326,162	277,743
Selling, general and administrative expense	81,605	70,223	243,798	204,876
Operating income	31,804	26,898	82,364	72,867
Other expense (income), net	10	(38)	1	(16)
Interest expense	3,295	1,614	9,868	4,930
Income before income taxes	28,499	25,322	72,495	67,953
Provision for income taxes	10,856	8,970	27,695	24,620
Net income	17,643	16,352	44,800	43,333
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 17,620	$ 16,329	$ 44,732	$ 43,265

Net income	$ 17,643	$ 16,352	$ 44,800	$ 43,333
Loss on long-term investment, net of income taxes	-	(13)	(55)	(755)
Cumulative translation adjustment	(1,137)	2,198	(1,752)	500
Comprehensive income	$ 16,506	$ 18,537	$ 42,993	$ 43,078

Basic earnings per share	$ 1.20	$ 1.13	$ 3.04	$ 3.00
Weighted average common shares outstanding	14,656	14,444	14,696	14,430
Diluted earnings per share	$ 1.14	$ 1.07	$ 2.88	$ 2.84
Weighted average common shares and common equivalent shares outstanding	15,496	15,284	15,536	15,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 44,800	$ 43,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,419	6,934
Amortization of intangible assets	13,874	9,221
Compensation expense for restricted stock	2,654	2,150
Tax benefit related to vesting of restricted stock	(766)	(572)
Deferred income taxes	1,350	(3,966)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(20,510)	(3,896)
Inventories	(2,799)	(250)
Prepaid expenses and other assets	(1,517)	1,689
Accounts payable and accrued expenses	16,368	13,028
Net cash provided by operating activities	62,873	67,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,072)	(6,389)
Purchase of long-term investment	-	(68)
Sale of long-term investment	1,688	-
Acquisitions of businesses, net of cash acquired	(300,846)	(61,421)
Net cash used in investing activities	(307,230)	(67,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	646,901	362,224
Principal payments on revolving line of credit and other long-term debt	(391,804)	(364,251)
Dividends paid	(68)	(68)
Purchase of treasury stock	(6,771)	(304)
Tax benefit related to vesting of restricted stock	766	572
Net cash provided by (used in) financing activities	249,024	(1,827)
EFFECT OF FOREIGN CURRENCY ON CASH	(213)	(150)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,454	(2,184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,469	10,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9,923	$ 8,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are primarily engaged in the business of distributing maintenance, repair and operating (“MRO”) products, equipment and service to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). See Note 12 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results expected for the full fiscal year.

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

At September 30, 2014 and December 31, 2013, $32.1 million and $6.5 million, respectively, of unbilled costs and estimated earnings are included in accounts receivable. At September 30, 2014 and December 31, 2013 billings in excess of costs of $6.6 million and $1.3 million, respectively, are included in other current liabilities.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013

Fair value at beginning of period	$ 1,837	$ 2,413
Investment during the period	-	68
Realized and unrealized gains (losses) included in other comprehensive income	(149)	(1,258)
Proceeds on sale of investment	(1,688)	-
Fair value at end of period	$ -	$ 1,223

The Company paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2013, the market value of this investment was $1.8 million. During the nine months ended September 30, 2014, the Company sold this investment for $1.7 million. The Company recognized a $0.1 million loss in 2014 on the sale of this investment, which is included in other income within our condensed consolidated statements of income.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	September 30, 2014	December 31, 2013

Finished goods	$ 104,609	$ 102,608
Work in process	15,668	6,657
Inventory reserve	(3,226)	(3,994)
Inventories, net	$ 117,051	$ 105,271

NOTE 6 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	September 30, 2014	December 31, 2013

Land	$ 2,342	$ 2,137
Buildings and leasehold improvements	13,199	9,565
Furniture, fixtures and equipment	97,019	79,633
Less – Accumulated depreciation	(41,533)	(33,082)
Total Property and Equipment, net	$ 71,027	$ 58,253

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the nine months ended September 30, 2014 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2013	$ 188,110	$ 69,722	$ 257,832
Acquired during the period	185,609	85,264	270,873
Translation adjustment	-	(1,158)	(1,158)
Amortization	-	(13,874)	(13,874)
Balance as of September 30, 2014	$ 373,719	$ 139,954	$ 513,673

The following table presents goodwill balance by reportable segment as of September 30, 2014 and December 31, 2013 (in thousands):
	2014	2013
Service Centers	$ 192,482	$ 142,714
Innovative Pumping Solutions	164,099	28,258
Supply Chain Services	17,138	17,138
Total	$ 373,719	$ 188,110

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of September 30, 2014			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,299)	$ 1,197	$ 2,496	$ (1,205)	$ 1,291
Customer relationships	193,794	(55,738)	138,056	109,897	(42,468)	67,429
Non-compete agreements	1,739	(1,038)	701	1,739	(737)	1,002
Total	$ 198,029	$ (58,075)	$ 139,954	$ 114,132	$ (44,410)	$ 69,722

Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	2014	2013

Line of credit	$ 221,763	$ 76,849
Term loan	221,875	109,375
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	5,414	6,000
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	560	2,361
	449,612	194,585
Less: Current portion	(38,816)	(26,213)
Total Long-term Debt	$ 410,796	$ 168,372

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On December 31, 2012, the Company amended the Original Facility which increased the Original Facility by $75 million. On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (the “Facility”), amending and restating the Original Facility.

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At September 30, 2014 the term loan component of the facility was $221.9 million.

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

On September 30, 2014, the LIBOR based rate of the Facility was LIBOR plus 2.25%, the prime based rate of the Facility was prime plus 1.25%, and the commitment fee was 0.40%. At September 30, 2014, $443.6 million was borrowed under the Facility at a weighted average interest rate of approximately 2.41% under the LIBOR options. At September 30, 2014, the Company had approximately $77.4 million available for borrowing under the Facility.

The Facility expires on January 2, 2019. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

 NOTE 9 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of September 30, 2014 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2014:

Number of shares authorized for grants	800,000
Number of shares granted	(837,378)
Number of shares forfeited	120,877
Number of shares available for future grants	83,499
Weighted-average grant price of granted shares	$ 27.83

Changes in restricted stock for the nine months ended September 30, 2014 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2013	211,510	$ 36.17
Granted	52,219	$ 93.12
Forfeited	(11,968)	$ 35.68
Vested	(48,468)	$ 38.98
Non-vested at September 30, 2014	203,293	$ 50.07

Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2014 and 2013 was $2.7 million and $2.2 million, respectively. Related income tax benefits recognized in earnings for the nine months ended September 30, 2014 and 2013 were approximately $1.1 million and $0.8 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at September 30, 2014 and December 31, 2013 was $7.9 million and $5.7 million, respectively. As of September 30, 2014, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 27.5 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Weighted average shares outstanding	14,656	14,444	14,696	14,430
Net income	$ 17,643	$ 16,352	$ 44,800	$ 43,333
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$ 17,620	$ 16,329	$ 44,732	$ 43,265
Per share amount	$ 1.20	$ 1.13	$ 3.04	$ 3.00

Diluted:
Weighted average shares outstanding	14,656	14,444	14,696	14,430
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	15,496	15,284	15,536	15,270
Net income attributable to common shareholders	$ 17,620	$ 16,329	$ 44,732	$ 43,265
Convertible preferred stock dividend	23	23	68	68
Net income for diluted earnings per share	$ 17,643	$ 16,352	$ 44,800	$ 43,333
Per share amount	$ 1.14	$ 1.07	$ 2.88	$ 2.84

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

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (MT&S) by way of an Equity Purchase Agreement to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.9 million for MT&S, which was borrowed under our existing credit facility. DXP has not completed appraisals of intangibles for MT&S, the valuation of working capital items or completed analysis of tax effects, and therefore, has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $4.3 million and intangible assets of $4.1 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

The value assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. For the B27 and NatPro acquisitions, discount rates of 13.5% to 15.9% were deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

For the three months ended September 30, 2014, businesses acquired during 2014 and 2013 contributed sales of $45.3 million and $25.2 million, respectively, and earnings before taxes of approximately $3.4 million and $0.6 million, respectively.

For the nine months ended September 30, 2014, businesses acquired during 2014 and 2013 contributed sales of $125.4 million and $75.3million, respectively, and earnings before taxes of approximately $4.3 million and $0.2 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2014 and 2013 in connection with the acquisitions described above (in thousands):

	NatPro	Tucker Tool	APS	Tool-Tech	B27	MT&S	Total

Cash	$ -	$ -	$ -	$ 430	$ 2,538	$ 806	$ 3,774
Accounts Receivable, net	14,549	505	1,424	1,505	51,448	5,656	75,087
Inventory	6,883	209	1,332	409	6,472	2,522	17,827
Property and equipment	3,317	-	172	19	14,573	557	18,638
Goodwill and intangibles	39,345	4,678	12,241	7,254	262,250	8,405	334,173
Other assets	698	-	389	2	1,163	59	2,311
Assets acquired	64,792	5,392	15,558	9,619	338,444	18,005	451,810
Current liabilities assumed	19,175	391	1,079	1,987	26,690	3,336	52,658
Non-current liabilities assumed	5,649	-	1,419	-	18,202	-	25,270
Net assets acquired	$ 39,968	$ 5,001	$ 13,060	$ 7,632	$ 293,552	$14,669	$ 373,882

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 were consummated as of January 1, 2013 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$ 387,053	$ 391,515	$ 1,130,108	$ 1,122,403
Net income	$ 17,643	$ 20,988	$ 45,103	$ 50,947
Per share data
Basic earnings	$ 1.20	$ 1.45	$ 3.07	$ 3.51
Diluted earnings	$ 1.14	$ 1.37	$ 2.90	$ 3.32

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

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended September 30,				Nine Months ended September 30,
	Service Centers	IPS	SCS	Total	Service Centers	IPS	SCS	Total
2014
Sales	$ 255,041	$ 88,614	$ 43,398	$ 387,053	$ 735,104	$ 259,070	$ 122,986	$ 1,117,160
Operating income for reportable segments	$ 29,444	$ 14,979	$ 3,721	$ 48,144	$ 79,356	$ 40,328	$ 10,424	$ 130,108

2013
Sales	$ 232,529	$ 61,094	$ 36,096	$ 329,719	$ 660,552	$ 155,572	$ 111,634	$ 927,758
Operating income for reportable segments	$ 27,557	$ 9,059	$ 3,202	$ 39,818	$ 75,976	$ 24,267	$ 9,550	$ 109,793

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income for reportable segments	$ 48,144	$ 39,818	$ 130,108	$ 109,793
Adjustment for:
Amortization of intangibles	4,651	3,434	13,874	9,221
Corporate and other expense, net	11,689	9,486	33,870	27,705
Total operating income	31,804	26,898	82,364	72,867
Interest expense, net	3,295	1,614	9,868	4,930
Other expense (income), net	10	(38)	1	(16)
Income before income taxes	$ 28,499	$ 25,322	$ 72,495	$ 67,953

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

NOTE 14 – SHARE REPURCHASES

On May 7, 2014, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization on May 14, 2014. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 100,000 shares for $6.8 million under this authorization as of September 30, 2014.

NOTE 15 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim condensed consolidated financial statements were issued.  There were no subsequent events that required recognition for disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three months ended September 30, 2014 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

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

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Sales	$387,053	100.0	$329,719	100.0	$1,117,160	100.0	$927,758	100.0
Cost of sales	273,644	70.7	232,598	70.5	790,998	70.8	650,015	70.1
Gross profit	113,409	29.3	97,121	29.5	326,162	29.2	277,743	29.9
Selling, general and administrative expense	81,605	21.1	70,223	21.3	243,798	21.8	204,876	22.1
Operating income	31,804	8.2	26,898	8.2	82,364	7.4	72,867	7.8
Interest expense	3,295	0.8	1,614	0.5	9,868	0.9	4,930	0.5
Other expense (income), net	10	0.0	(38)	-	1	0.0	(16)	-
Income before income taxes	28,499	7.4	25,322	7.7	72,495	6.5	67,953	7.3
Provision for income taxes	10,856	2.8	8,970	2.7	27,695	2.5	24,620	2.6
Net income	$17,643	4.6	$ 16,352	5.0	$ 44,800	4.0	$ 43,333	4.7
Per share amounts
Basic earnings per share	$ 1.20		$ 1.13		$ 3.04		$ 3.00
Diluted earnings per share	$ 1.14		$ 1.07		$ 2.88		$ 2.84

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

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

SALES. Sales for the three months ended September 30, 2014 increased $57.3 million, or 17.4%, to approximately $387.1 million from $329.7 million for the prior corresponding period. Sales by businesses acquired accounted for $46.4 million of the third quarter increase. Excluding third quarter 2014 sales from businesses acquired, on a same store sales basis, sales for the third quarter in 2014 increased by $11.0 million, or 3.3% from the prior corresponding period. This sales increase is primarily the result of increases in our Service Center and SCS segments of $5.8 and $7.3 million, respectively, on a same store sales basis. These increases in sales were partially offset by a decrease of $2.2 million within our IPS segment, on a same store sales basis. These variances are explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2014 decreased by approximately 20 basis points from the prior corresponding period in total, and on a same store sales basis. Declines in gross profit as a percentage of sales for the Service Center and SCS segments were partially offset by an increase in the percentage for the IPS segment. These fluctuations are discussed below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended September 30, 2014 increased by approximately $11.4 million, or 16.2% to $81.6 million from $70.2 million for the prior corresponding period. Selling, general and administrative expense from businesses acquired accounted for $8.1 million of the third quarter increase. Excluding third quarter expenses from businesses acquired, on a same store sales basis, SG&A for the quarter increased by $3.3 million, or 4.7%. This increase is primarily related to a $1.1 million increase in health care claims. Excluding the increases in health care claims, the 3.1% increase in SG&A on a same store sales basis is consistent with the 3.3% increase in sales on a same store sales basis. As a percentage of sales, the third quarter 2014 expense decreased approximately 20 basis points to 21.1%, from 21.3% for the prior corresponding period primarily as a result of B27 and other businesses acquired in 2014 having lower SG&A as a percent of sales than the remainder of DXP.

OPERATING INCOME. Operating income for the third quarter of 2014 increased $4.9 million, or 18.2% compared to the prior corresponding period. This increase in operating income is primarily the result of the 17.4% increase in sales discussed above. Operating income from businesses acquired (primarily B27) accounted for $5.6 million of this increase. Excluding operating income from businesses acquired, on a same store sales basis, operating income decreased $0.7 million, or 2.6% from the prior corresponding period. This is primarily related to increased SG&A expenses discussed above.

INTEREST EXPENSE. Interest expense for the third quarter of 2014 increased 104.2% from the prior corresponding period primarily due to increased borrowings to fund our January 2, 2014 acquisition of B27, LLC and our May 1, 2014 acquisition of Machinery Tooling and Supply, LLC., further discussed in the Business Acquisitions and Supplemental Pro-forma Data section herein. The increased borrowings for the acquisitions also increased the interest rate on our borrowings.

INCOME TAXES. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective tax rate for the third quarter of 2014 increased to 38.1% from 35.4% in the prior corresponding period primarily as a result of increased accruals for state income taxes.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $22.5 million, or 9.7% for the third quarter of 2014 compared to the prior corresponding period. Excluding third quarter 2014 Service Centers segment sales from acquired businesses of $16.7 million, Service Centers segment sales for the third quarter in 2014 increased $5.8 million, or 2.5% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of increased sales of rotating equipment to oil and gas related customers. We believe our oil and gas related customers increased purchases of rotating equipment primarily because of increased oil production in the U.S. This is not the result of a known trend. As a percentage of sales, third quarter gross profit percentage for the Service Centers segment decreased approximately 70 basis points from the prior corresponding period. This decline was primarily the result of acquired businesses having lower margins than the remainder of DXP. Excluding third quarter Service Centers segment results of acquired businesses, gross profit percentage decreased approximately 20 basis points. This decrease is primarily the result of an estimated $1.4 million decline in sales of higher margin safety service work primarily related to work over rigs. We believe a customer purchased fewer safety services because of a desire to eliminate costs. This decline is not considered to be the result of a known trend. However, we do not know when we will be able to replace all of this work. Operating income for the Service Centers segment increased $1.9 million, or 6.9%. Excluding third quarter Service Centers segment operating income from acquired businesses of $1.4 million, Service Centers segment operating income for the third quarter in 2014 increased by $0.5 million, or 1.8% primarily as a result of the increase in sales discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $27.5 million, or 45.0% for the third quarter of 2014 compared to the prior corresponding period. Excluding third quarter 2014 IPS segment sales from an acquired business (B27) of $29.7million, IPS segment sales for the third quarter in 2014 decreased $2.2 million, or 3.5% from the prior corresponding period, on a same store sales basis. This decrease was primarily the result of timing of orders received from our customers and timing of our receipt of components from our vendors. This decline is not considered to be a result of a known trend. Operating income for the IPS segment increased $5.9 million, or 65.4%, primarily as a result of the 45.0% increase in sales. Excluding operating income from acquired businesses of $5.8 million, operating income increased $0.1 million on a same store sales basis.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $7.3 million, or 20.2%, for the third quarter of 2014 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to five customers in the gas turbine, oil and gas, and trucking industries that amounted to approximately $4.2 million of this increase. We suspect these customers purchased more products from DXP because the customers increased production during the period. The remainder of the increase was primarily the result of obtaining a new customer in the oil and gas industry as well as increased sales in the food and beverage industry. Operating income for the SCS segment increased 16.2% primarily as a result of the 20.2% increase in sales.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

SALES. Sales for the nine months ended September 30, 2014 increased $189.4 million, or 20.4%, to approximately $1,117.2 million from $927.8 million for the prior corresponding period. Sales by businesses acquired accounted for $160.4 million of the third quarter increase. Excluding 2014 sales from businesses acquired, on a same store sales basis, sales for the nine months ended September 30, 2014 increased by $29.0 million, or 3.1% from the prior corresponding period. This sales increase is primarily the result of increased sales by the Service Centers segment of $14.1 million, IPS segment of $3.5 million, and SCS segment of $11.4 million, on a same store sales basis. These increases are explained in the segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2014 decreased by approximately 70 basis points compared with the prior corresponding period. This decrease was primarily the result of businesses acquired in 2014 having a lower gross profit percentage of 26.3% than the 29.7% gross profit percentage for the remainder of DXP. On a same store sales basis, gross profit as a percentage of sales for the nine months ended September 30, 2014 decreased by approximately 30 basis points compared with the prior corresponding period. This decline is primarily the result of an estimated $9.2 million decline in sales of higher margin safety services work primarily related to work over rigs in the U.S. and drilling and well completions in Canada. We believe our customers purchased fewer services because of eliminating costs in the U.S. and limitations on the ability to transport oil to markets in Canada. This decline is not considered to be the result of a known trend. However, we do not know when we will be able to replace all of this work.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the nine months ended September 30, 2014 increased by approximately $38.9 million to $243.8 million from $204.9 million for the prior corresponding period. Selling, general and administrative expense from businesses acquired accounted for $31.7 million of the year-to-date increase. Excluding expenses from businesses acquired, on a same store sales basis, SG&A year-to-date increased by $7.2 million, or 3.5%. This increase is partially related to a $2.3 million increase in health care claims. The remaining $4.9 million increase is consistent with the 3.1% increase in sales on a same store sales basis discussed above. As a percentage of sales, the year-to-date 2014 expense remained consistent with the prior corresponding period, on a same store sales basis.

OPERATING INCOME. Operating income for the nine months ended September 30, 2014 increased $9.5 million, or 13.0% compared to the prior corresponding period. This increase in operating income is primarily the result of the 20.4% increase in sales discussed above. Business acquired in 2013 and 2014 (primarily B27) accounted for $10.6 million of the increase in operating income. Excluding operating income from businesses acquired, operating income decreased $1.1 million, or 1.5%. This decrease in operating income, on a same store sales basis, is primarily related to the increase in SG&A previously discussed.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2014 increased 100.2% from the prior corresponding period primarily due to increased borrowings to fund our January 2, 2014 acquisition of B27, LLC and out May 1, 2014 acquisition of Machinery Tooling and Supply, LLC., further discussed in the Business Acquisitions and Supplemental Pro-forma Data section herein. The increased borrowings for the acquisitions also increased the interest rate on our borrowings.

INCOME TAXES. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective tax rate for the nine months ended September 30, 2014 increased to 38.2% from 36.2% in the prior corresponding period primarily as a result of increased accruals for state income taxes.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $74.6 million, or 11.3% for the first nine months of 2014 compared to the prior corresponding period. Excluding year-to-date 2014 Service Centers segment sales from acquired businesses of $60.5 million, Service Centers segment sales for the first nine months in 2014 increased $14.1 million, or 2.1% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of increased sales of pumps to oil and gas related customers. We believe our oil and gas related customers increased purchases of rotating equipment primarily because of increased oil production in the U.S. Operating income for the Service Centers segment increased $3.4 million, or 4.5%. Excluding year-to-date Service Centers segment operating income from acquired businesses of $5.8 million, Service Centers segment operating income for the first nine months in 2014 decreased by $2.4 million, or 3.2% primarily as a result of an approximate 80 basis point decline in the gross profit percentage for the segment on a same store sales basis. The decline in gross profit as a percentage of sales, on a same store sales basis, is primarily the result of an estimated $9.2 million decline in sales of higher margin safety services work primarily related to work over rigs in the U.S. and drilling and well completions in Canada. We believe our customers purchased fewer safety services because of eliminating costs in the U.S. and limitations on the ability to transport oil to markets in Canada. This decline is not considered to be the result of a known trend. However, we do not know when we will be able to replace all of this work.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $103.5 million, or 66.5% for the first nine months of 2014 compared to the prior corresponding period. Excluding year-to-date 2014 IPS segment sales from acquired businesses of $100.0 million, IPS segment sales for the first nine months in 2014 increased $3.5 million, or 2.3% from the prior corresponding period, on a same store sales basis. The sales increase primarily resulted from an increase in capital spending by our oil and gas related customers. Operating income for the IPS segment increased by $16.1 million, or 66.2%, primarily as a result of the 66.5% increase in sales. While B27 generated $11.9 million of the increase in operating income, the increase was partially offset by NatPro’s operating loss of $1.0 million. Excluding operating income from acquired businesses of $10.9 million, operating income increased $5.1 million, or 21.2% on a same store sales basis. This increase was primarily the result of the increase in sales as well as an approximate 260 basis point increase in gross profit margins. The increased gross profit as a percentage of sales for the IPS segment, on a same store sales basis, is the result of improved margins on sales of pump packages to mid-stream oil and gas customers. We believe our mid-stream oil and gas related customers increased purchases of pump packages primarily because of increased oil production in the U.S. Gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package which is built to unique customer specifications. This improvement is not the result of a known trend.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $11.4 million, or 10.2%, for the first nine months of 2014 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to five customers in the oil and gas, general manufacturing, automotive, and food and beverage  industries that amounted to approximately $10.5 million of this increase. We suspect these customers purchased more products from DXP because the customers increased production during the period. Operating income for the SCS segment increased 9.2% primarily as a result of the 10.2% increase in sales.

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

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (MT&S) by way of an Equity Purchase Agreement to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.7 million for MT&S, which was borrowed under our existing credit facility.

For the three months ended September 30, 2014, businesses acquired during 2014 and 2013 contributed sales of $45.3 million and $25.2 million, respectively, and earnings before taxes of approximately $3.4 million and $0.6 million, respectively.

For the nine months ended September 30, 2014, businesses acquired during 2014 and 2013 contributed sales of $125.4 million and $75.3million, respectively, and earnings before taxes of approximately $4.3 million and $0.2 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2013 and 2014 in connection with the acquisitions described above (in thousands):

	NatPro	Tucker Tool	APS	Tool-Tech	B27	MT&S	Total

Cash	$ -	$ -	$ -	$ 430	$ 2,538	$ 806	$ 3,774
Accounts Receivable, net	14,549	505	1,424	1,505	51,448	5,656	75,087
Inventory	6,883	209	1,332	409	6,472	2,522	17,827
Property and equipment	3,317	-	172	19	14,573	557	18,638
Goodwill and intangibles	39,345	4,678	12,241	7,254	262,250	8,405	334,173
Other assets	698	-	389	2	1,163	59	2,311
Assets acquired	64,792	5,392	15,558	9,619	338,444	18,005	451,810
Current liabilities assumed	19,175	391	1,079	1,987	26,690	3,336	52,658
Non-current liabilities assumed	5,649	-	1,419	-	18,202	-	25,270
Net assets acquired	$ 39,968	$ 5,001	$ 13,060	$ 7,632	$ 293,552	$14,669	$ 373,882

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 were consummated as of January 1, 2013 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$ 387,053	$ 391,515	$ 1,130,108	$ 1,122,403
Net income	$ 17,643	$ 20,988	$ 45,103	$ 50,947
Per share data
Basic earnings	$ 1.20	$ 1.45	$ 3.07	$ 3.51
Diluted earnings	$ 1.14	$ 1.37	$ 2.90	$ 3.32

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The Company generated $62.9 million of cash in operating activities during the nine months ended September 30, 2014 compared to $ 67.7 million during the prior corresponding period. This change between the two periods was primarily driven by changes in working capital.  During the nine months ended September 30, 2014, the amount available to be borrowed under our credit agreement with our bank lender decreased from $154.1 million at December 31, 2013 to $77.4 million at September 30, 2014.

This decrease in availability primarily resulted from the acquisition of B27 and the January 2, 2014 amendment and restatement of our credit facility.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On December 31, 2012, the Company amended the Original Facility which increased the Original Facility by $75 million. On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (the “Facility”), amending and restating the Original Facility.

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At September 30, 2014 the term loan component of the facility was $221.9 million.

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

On September 30, 2014, the LIBOR based rate of the Facility was LIBOR plus 2.25%, the prime based rate of the Facility was prime plus 1.25%, and the commitment fee was 0.40%. At September 30, 2014, $443.6 million was borrowed under the Facility at a weighted average interest rate of approximately 2.41% under the LIBOR options. At September 30, 2014, the Company had approximately $77.4 million available for borrowing under the Facility.

The Facility expires on January 2, 2019. The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

The Facility’s principal financial covenants include:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.75 to 1.0 as of the last day of each quarter from the closing date through June 30, 2014, not exceed 3.50 to 1.00 at September 30, 2014, and not to exceed 3.25 to 1.00 from December 31, 2014 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At September 30, 2014, the Company’s Leverage Ratio was 2.92 to 1.00. This decrease in the Leverage Ratio will result in a 25 basis point reduction in the interest rates under the Facility beginning during November, 2014. The commitment fee will decrease from 0.40% to 0.35% at the same time.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At September 30, 2014, the Company's Consolidated Fixed Charge Coverage Ratio was 2.11 to 1.00.

Asset Coverage Ratio – The credit facility requires that the Asset Coverage Ratio at any time, beginning on December 31, 2014, be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit outstanding on such date. At September 30, 2014, the Company's Asset Coverage Ratio was 1.34 to 1.00. The Asset Coverage Ratio does not apply until December 31, 2014.

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

The following table sets forth the computation of the Leverage Ratio as of September 30, 2014 (in thousands, except for ratios):
For the Twelve Months ended September 30, 2014	Leverage Ratio

Income before taxes	$ 99,259
Interest expense	11,220
Depreciation and amortization	28,798
Stock compensation expense	3,337
Pro forma acquisition EBITDA	11,701
Other adjustments	(338)
(A) Defined EBITDA	$ 153,977

As of September 30, 2014
Total long-term debt	$ 449,612
(B) Defined indebtedness	$ 449,612

Leverage Ratio (B)/(A)	2.92

The following table sets forth the computation of the Asset Coverage Ratio as of September 30, 2014 (in thousands, except for ratios):

Credit facility			$ 221,763
Letters of credit			6,048
Defined indebtedness			$ 227,811

Accounts receivable, net	269,537	85%	$ 229,106
Inventory, net	117,051	65%	76,083
			$ 305,189
Asset Coverage Ratio (Assets/Defined indebtedness)

Borrowings (in thousands):

	September 30, 2014	December 31, 2013	Increase (Decrease)
Current portion of long-term debt	$ 38,816	$ 26,213	$ 12,603
Long-term debt, less current portion	410,796	168,372	242,424
Total long-term debt	$ 449,612	$ 194,585	$ 255,027 (2)
Amount available	$ 77,378(1)	$ 154,124(1)	$ (76,746) (3)

(1) Represents amount available to be borrowed at the indicated date under the Facility.
(2) The increase in total long-term debt is primarily the result of funds borrowed to acquire B27.
(3) The decrease in the amount available is primarily the result of the acquisition of B27 and the January 2, 2014 amendment to and restatement of the Original Facility.

Performance Metrics (in days):

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)

Days of sales outstanding	66.7	57.2	9.5
Inventory turns	9.3	8.4	0.9

Accounts receivable days of sales outstanding were 66.7 days at September 30, 2014 compared to 57.2 days at September 30, 2013. The 9.5 days increase was primarily from our B27 acquisition that has more days sales in receivables. Inventory turns were 9.3 times compared to 8.4 times at September 30, 2013. The slight increase is primarily related to our acquisition of B27 that has higher inventory turns.

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

Share Repurchases

On May 7, 2014, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization on May 14, 2014. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 100,000 shares for $6.8 million under this authorization as of September 30, 2014.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2014 and 2013, a 100 basis point change in interest rates would result in approximately a $4.4 million and a $2.4 million change in annual interest expense, respectively. The increase in 2014 is the result of increased borrowings to fund the acquisition of B27.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit A to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 28, 2011).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

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

Dated: November 7, 2014