Form 10-K
DXP ENTERPRISES INC
filed 2015-03-16
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2014
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas		76-0509661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

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

Large accelerated filer [X]                                                                                  Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2014: $969,791,207

Number of shares of registrant's Common Stock outstanding as of March 16, 2015: 14,216,952.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2015 are incorporated by reference into Part III hereof.

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

PART I

ITEM 1. Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc., founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services and Innovative Pumping Solutions. Sales, operating income, and other financial information for 2012, 2013 and 2014, and identifiable assets at the close of such years for our business segments are presented in Note 17 of the Notes to Consolidated Financial Statements “financial statements” in Item 8 of this Report.

Our total sales have increased from $125 million in 1996 to $1.5 billion in 2014 through a combination of internal growth and business acquisitions. At December 31, 2014 we operated from 185 locations in forty-two states in the U.S., nine provinces in Canada, Dubai and one state in Mexico, serving more than 50,000 customers engaged in a variety of industrial end markets. We have grown sales and profitability by adding additional products, services, locations and becoming customer driven experts in maintenance, repair and operating solutions.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2013 sales as reported by Industrial Distribution magazine, we were the 19th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

•
Single Source, First-Tier Distribution. As industrial customers continue to address cost containment, there is a trend toward reducing the number of suppliers and eliminating multiple tiers of distribution. Therefore, to lower overall costs to the customer, some MRO product distributors are expanding their product coverage to eliminate second-tier distributors and become a “one stop source”.

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

Business Segments

The Company is organized into three business segments: Service Centers (SC), Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses.

Segment	2014 Sales	% of Sales	End-Markets	Locations	Employees
SC	987,560	65.9%	Oil & Gas, Food & Beverage, General Industrial, Chemical & Petrochemical, Transportation	177 service centers 8 distribution centers	2,460
SCS	163,968	10.9%	Oil & Gas Food & Beverage, Mining & Transportation	74 customer facilities	274
IPS	348,134	23.2%	Oil & Gas Mining Utilities	12 fabrication facilities	698

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

A majority of our Service Center segment sales are derived from customer purchase orders. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2014, our Service Centers’ products and services were distributed from 177 service centers and 8 distribution centers.

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

The Service Centers segment’s long-lived assets are located in the United States, Canada and Mexico. Approximately 16.4% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S.

At December 31, 2014, the Service Centers segment had approximately 2,460 full-time employees.

Supply Chain Services

DXP’s Supply Chain Services (SCS) segment manages all or part of its customers’ supply chains, including procurement and inventory management. The SCS segment enters into long-term contracts with its customers that can be cancelled on little or no notice under certain circumstances. The SCS segment provides fully outsourced MRO solutions including, but not limited to, the following: inventory optimization and management; store room management; transaction consolidation and control; vendor oversight and procurement cost optimization; productivity improvement services; and customized reporting. Our mission is to help our customers become more competitive by reducing their indirect material costs and order cycle time by increasing productivity and by creating enterprise-wide inventory and procurement visibility and control.

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

At December 31, 2014, the Supply Chain Services segment operated supply chain installations in seventy-four (74) of our customers’ facilities.

At December 31, 2014, all of the Supply Chain Services segment’s long-lived assets are located in the U.S. and all of 2014 sales were recognized in the U.S.

At December 31, 2014, the Supply Chain Services segment had approximately 274 full-time employees.

Innovative Pumping Solutions

DXP’s Innovative Pumping Solutions® (IPS) segment provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to meet the capital equipment needs of our global customer base. Our IPS segment provides a single source for engineering, systems design and fabrication for unique customer specifications.

Our sales of integrated pump packages, remanufactured pumps or branded private label pumps are generally derived from customer purchase orders containing the customers’ unique specifications. Sales are directly solicited from customers by our dedicated sales force.

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

With over 100 years of fabrication experience, DXP has acquired the technical expertise to ensure that our pumps and pump packages are built to meet the highest standards. DXP utilizes manufacturer authorized equipment and manufacturer certified personnel. Pump packages require MRO products and original equipment manufacturers’ (OEM) equipment such as pumps, motors, valves, and consumable products, such as welding supplies. DXP leverages its MRO product inventories and breadth of authorized products to lower the total cost and maintain the quality of our pump packages.

DXP’s fabrication facilities provide convenient technical support and pump repair services. The facilities contain state of the art equipment to provide the technical services our customers require including, but not limited to, the following:

•	Structural welding
•	Pipe welding
•	Custom skid assembly
•	Custom coatings
•	Hydrostatic pressure testing
•	Mechanical string testing

Examples of our innovative pump packages include, but are not limited to:

•	Diesel and electric driven firewater packages
•	Pipeline booster packages
•	Potable water packages
•	Pigging pump packages
•	Lease Automatic Custody Transfer (LACT) charge units
•	Chemical injection pump packages wash down units
•	Seawater lift pump packages
•	Jockey pump packages
•	Condensate pump packages
•	Cooling water packages
•	Seawater/produced water injection packages
•	Variety of packages to meet customer required industry specifications such as API, ANSI and NFPA

At December 31, 2014, the Innovative Pumping Solutions segment operated out of twelve facilities, ten of which are located in the United States and two in Canada.

Approximately 1.9% of the IPS segment’s long-lived assets are located in Canada and the remainder were located in the U.S. Approximately 9.6% of the IPS segment’s 2014 revenues were recognized in Canada and 89.4% were in the U.S.

At December 31, 2014, the IPS segment had approximately 698 full-time employees.

Products

Most industrial customers currently purchase their MRO products through local or national distribution companies that are focused on single or unique product categories. As a first-tier distributor, our network of service and distribution centers stock more than 60,000 SKUs and provide customers with access to more than 1,000,000 items. Given our breadth of product and our industrial distribution customers’ focus around specific product categories, we have become customer driven experts in five key product categories. As such, our three business segments are supported by the following five key product categories: rotating equipment, bearings & power transmission, industrial supplies, metal working and safety products & services. Each business segment tailors its inventory and leverages product experts to meet the needs of its local customers.

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

The Company has operations in the United States of America, Canada, Dubai, and Mexico. Information regarding financial data by geographic areas is set forth in Note 17 of the Notes to Consolidated Financial Statements.

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 31 acquisitions across our three business segments. Below is a summary of recent acquisitions since the beginning of 2010.

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

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earn-out provision, which stated that former owners of NatPro may earn CDN $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earn-out recorded at the acquisition date was $2.8 million. As of December 31, 2013 the $2.8 million accrued liability associated with this earn-out provision was reversed and included in 2013 operating income. See Note 8 of the financial statements regarding the 2014 impairment of NatPro assets.

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

On January 2, 2014, the Company acquired all of the equity securities and units of B27, LLC (B27). DXP acquired this business to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs. The purchase price was financed with borrowings under our amended credit facility and approximately $4.0 million (36,000 shares) of DXP common stock. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2014 impairment of B27 goodwill.

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (MT&S) to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.7 million for MT&S, which was borrowed under our existing credit facility.

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

Employees

At December 31, 2014, DXP had approximately 3,704 full-time employees. We believe that we maintain positive relationships with all of our employees. Less than one percent (1%) of our employees are unionized.

Background of Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of their business experience as of March 16, 2015. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	63
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	61
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	64
John J. Jeffery	Senior Vice President/Supply Chain Services & Marketing	47
Todd Hamlin	Senior Vice President/Service Centers	43
Kent Yee	Senior Vice President/Corporate Development	39
Wayne Crane	Senior Vice President/Information Technology	52
Gary Messersmith	Senior Vice President/General Counsel	66

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

John J. Jeffery. Mr. Jeffery serves as Senior Vice President of Supply Chain Services, Marketing and Information Technology. He oversees the strategic direction for the Supply Chain Services business unit while leveraging both Marketing and Information Technology to drive innovative business development initiatives for organizational growth and visibility. He began his career with T.L. Walker, which was later acquired by DXP in 1991. During his tenure with DXP, Mr. Jeffery has served in various significant capacities including branch, area, regional and national sales management as well as sales, marketing and Service Center vice president roles. He holds a Bachelor of Science in Industrial Distribution from Texas A&M University and is also a graduate of the Executive Business Program at Rice University.

Todd Hamlin. Mr. Hamlin was elected Senior Vice President of DXP Service Centers in June of 2010. Mr. Hamlin joined the Company in 1995. From February 2006 until June 2010 he served as Regional Vice President of the Gulf Coast Region. Prior to serving as Regional Vice President of the Gulf Coast Region he served in various capacities, including application engineer, product specialist and sales representative. From April 2005 through February 2006, Mr. Hamlin worked as a sales manager for the UPS Supply Chain Services division of United Parcel Service, Inc. He holds a Bachelors of Science in Industrial Distribution from Texas A&M University and a Master in Distribution from Texas A&M University. Mr. Hamlin serves on the Advisory Board for Texas A&M’s Master in Distribution degree program. In 2014, Mr. Hamlin was elected to the Bearing Specialists Association’s Board of Directors.

Kent Yee. Mr. Yee currently serves as Senior Vice President Corporate Development and leads DXP's mergers and acquisitions, business integration and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions and most recently as Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply.  Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 41 transactions including more than $1.3 billion in M&A and $3.4 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

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

Changes in our customer and product mix, or adverse changes to the cost of goods we sell, could cause our gross margin percentage to fluctuate or decrease, and we may not be able to maintain historical margins.

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

We have distribution rights for certain product lines and depend on these distribution rights for a substantial portion of our business. Many of these distribution rights are pursuant to contracts that are subject to cancellation upon little or no prior notice. Although we believe that we could obtain alternate distribution rights and/or sources of similar products in the event of such a cancellation, the termination or limitation by any key supplier of its relationship with the Company could result in a temporary disruption of our business and, in turn, could adversely affect our results of operations and financial condition.

We are subject to various government regulations.

We are subject to laws and regulations in every jurisdiction where we operate. Compliance with laws and regulations increases our cost of doing business. We are subject to a variety of laws and regulations, including without limitation import and export requirements, the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on our foreign subsidiaries), data privacy requirements, labor laws and anti-competition regulations. We are also subject to audits and inquiries in the ordinary course of business. Changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Although we have implemented policies and procedures designed to comply with laws and regulations, there can be no assurance that employees, contractors or agents will not violate such laws and regulations. Any such violations could individually or in the aggregate materially adversely affect our financial condition or results of operations.

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

Risks Associated With Conducting Business in Foreign Countries

We conduct a meaningful amount of business outside of the United States of America. We could be adversely affected by economic, legal, political and regulatory developments in countries that we conduct business in. We have meaningful operations in Canada in which the functional currency is denominated in Canadian dollars. As the value of currencies in foreign countries in which we have operations increases or decreases related to the U.S. dollar, the sales, expenses, profits, losses assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly.

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

Risks Related to Acquisition Financing

We may need to finance acquisitions by using shares of Common Stock for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, if available, to maintain our acquisition program. These cash resources may include borrowings under our credit agreement or equity or debt financings. Our current credit agreement with our bank lenders contains certain restrictions that could adversely affect our ability to implement and finance potential acquisitions. Such restrictions include provisions which limit our ability to merge or consolidate with, or acquire all or a substantial part of the properties or capital stock of, other entities without the prior written consent of the lenders. There can be no assurance that we will be able to obtain the lenders’ consent to any of our proposed acquisitions. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets.  As of December 31, 2014, our combined goodwill and intangible assets amounted to $383.6 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2014 impairment of B27 and NatPro goodwill and intangible assets.

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

Risks Associated with Cyber-Security

Through our sales channels and electronic communications with customers generally, we collect and maintain confidential information that customers provide to us in order to purchase products or services. We also acquire and retain information about suppliers and employees in the normal course of business. Computer hackers may attempt to penetrate our information systems or our vendors' information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information. In addition, one of our employees, contractors or other third party may attempt to circumvent security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of information could expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition and results of operations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own our headquarters facility in Houston, Texas, which has approximately 48,000 square feet of office space. At December 31, 2014, we had approximately 185 facilities which contained 177 services centers, 8 distribution centers and 12 fabrication facilities.

At December 31, 2014, the Service Centers segment owned or leased 177 service center facilities. Of these facilities, 141 were located in the U.S. in 35 states, 34 were located in 9 Canadian provinces, one was located in Sonora, Mexico and one was located in Dubai. All of the distribution centers were located in the U.S., specifically in California, Georgia, Illinois, Massachusetts, Montana, Nebraska, and Texas. At December 31, 2014, the Innovative Pumping Solutions segment operated out of 12 fabrication facilities located in 5 states in the U.S. and two provinces in Canada. At December 31, 2014, the Supply Chain Services segment operated supply chain installations in 74 of our customers’ facilities in 27 U.S. states.

At December 31, 2014, our owned facilities ranged from 5,000 square feet to 48,000 square feet in size. We leased facilities for terms generally ranging from one to fifteen years. The leased facilities ranged from approximately 300 square feet to 170,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

ITEM 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s business, consolidated financial position, cash flows, or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the stock symbol "DXPE".

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated:

	High	Low
2014
Fourth Quarter	$ 73.30	$ 44.74
Third Quarter	$ 82.81	$ 69.12
Second Quarter	$ 113.21	$ 64.58
First Quarter	$ 112.00	$ 91.07

2013
Fourth Quarter	$ 116.88	$ 78.44
Third Quarter	$ 78.98	$ 63.49
Second Quarter	$ 75.00	$ 54.50
First Quarter	$ 76.91	$ 49.65

On March 4, 2015, we had approximately registered 408 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”.

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

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US). The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2009 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph above as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2014:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	179,942	$52.71	85,643(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	179,942	$52.71	85,643(1)
(1) Represents shares of common stock authorized for issuance under the 2005 Restricted Stock Plan.

Unregistered Shares

DXP Issued 52,542 unregistered shares of DXP Common Stock as part of the consideration for the April 16, 2013 acquisition of NatPro. The unregistered shares were issued to certain sellers of NatPro.

DXP Issued 36,000 unregistered shares of DXP Common Stock as part of the consideration for the January 2, 2014 acquisition of B27. The unregistered shares were issued to certain sellers of B27.

We relied on Section 4(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Recent Sales of Common Stock

On May 29, 2013, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement, commonly referred to as a “shelf registration”, whereby the Company registered an indeterminate number of shares of common stock as shall have an aggregate initial offering price not to exceed $150.0 million. In December 2013,  pursuant to this registration statement, the Company issued 235,976 shares of common stock at a weighted  average price of $105.94 per share. Net proceeds were approximately $24.4 million.

Repurchases of Common Stock

On May 7, 2014, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization on May 14, 2014. Purchases could be made in open market or in privately negotiated transactions. DXP purchased a total of 200,000 shares for $11.8 million under this authorization as of December 31, 2014. The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2014.

Month Ended	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 31, 2014	-	-	-	100,000
November 30, 2014	-	-	-	100,000
December 31, 2014	100,000	50.83	100,000	-
Total	100,000	$ 50.83	100,000	-

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2014 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2014(1)	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$ 1,499,662	$ 1,241,510	$ 1,097,110	$ 807,005	$ 656,202
Gross Profit	432,840	372,345	319,091	231,836	188,395
Impairment expense	117,569	-	-	-	-
Operating income (loss)	(12,628)	100,924	90,522	55,485	37,091
Income (loss) before income taxes	(25,556)	94,717	85,009	51,995	32,132
Net income (loss)	(45,238)	60,237	50,985	31,437	19,381
Per share amounts
Basic earnings (loss) per common share2	($3.10)	$ 4.17	$ 3.54	$ 2.19	$ 1.40
Common shares outstanding2	14,639	14,439	14,374	14,301	13,821
Diluted earnings (loss) per share2	($3.10)	$ 3.94	$ 3.35	$ 2.08	$ 1.32
Common and common equivalent shares outstanding2	14,639	15,279	15,214	15,141	14,821

 (1)The impairment expense in 2014, further discussed in Note 8 of the Notes to Consolidated Financial Statements, reduced operating income by $117.6 million, increased the net loss by $102.0 million, and increased basic and diluted loss per share by $6.97.
(2) See Note 12 of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

Consolidated Balance Sheet Data:	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)

Total assets	$844,346	$636,615	$569,732	$ 405,338	$ 320,624
Long-term debt obligations	372,908	168,372	216,339	114,205	103,621
Shareholders’ equity	242,952	296,250	208,493	156,675	124,120

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

General Overview

Our products and services are marketed in the United States, Canada, Dubai and Mexico to over 50,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and Canada, and global and micro-economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

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

During 2014, the growth rate of the general economy increased slightly from 2013. However, oil prices declined significantly during the fourth quarter of 2014. Our employee headcount increased 15.5% primarily as a result of the two acquisitions completed during the year. Sales for the year ended December 31, 2014 increased $258.2 million, or 20.8%, to approximately $1,499.7 million from $1,241.5 million in 2013. Sales by businesses acquired in 2014 accounted for $176.4 million of 2014 sales. Sales by businesses acquired in 2013 accounted for $35.1 million of the 2014 increase, on a same store sales basis. Excluding 2014 sales of $211.5 million by businesses acquired in 2014 and 2013, on a same store sales basis, sales increased by $46.7 million, or 3.8%, from 2013. This sales increase is primarily the result of increased sales by the Service Centers segment of $22.1 million, IPS segment of $8.1 million, and SCS segment of $16.5 million, on a same store sales basis. The majority of these 2014 sales increases came from a broad based increase in sales of pumps, bearings, industrial supplies, metal working and safety products to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

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

Results of Operations
	Years Ended December 31,

	2014	%	2013	%	2012	%
	(in millions, except percentages and per share amounts)

Sales	$ 1,499.7	100.0	$ 1,241.5	100.0	$ 1,097.1	100.0
Cost of sales	1,066.8	71.1	869.2	70.0	778.0	70.9
Gross profit	432.9	28.9	372.3	30.0	319.1	29.1
Selling, general & administrative expense	327.9	21.9	271.4	21.9	228.6	20.8
Impairment expense	117.6	7.8	-	0.0	-	0.0
Operating income (loss)	(12.6)	(0.8)	100.9	8.1	90.5	8.3
Interest expense	12.8	0.9	6.3	0.5	5.6	0.5
Other expense (income)	0.1	-	(0.1)	-	(0.1)	-
Income before income taxes	(25.5)	(1.7)	94.7	7.6	85.0	7.8
Provision for income taxes	19.7	1.3	34.5	2.8	34.0	3.1
Net income (loss)	$ (45.2)	(3.0)	$ 60.2	4.8	$ 51.0	4.7
Per share
Basic earnings (loss) per share	$ (3.10)		$ 4.17		$ 3.54
Diluted earnings (loss) per share	$ (3.10)		$ 3.94		$ 3.35

DXP is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). The Service Centers are engaged in providing maintenance, repair and operating (MRO) products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment manages all or part of our customer’s supply chain, including inventory. The IPS segment fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps and manufactures branded private label pumps.

Results of operations for the Service Centers segment are as follows:

	Years Ended December 31,
	2014	%	2013	%	2012	%
	(in millions, except percentages and per share amounts)

Sales	$ 987.6	100.0	$ 884.8	100.0	$ 779.0	100.0
Cost of sales	687.2	69.6	605.4	68.4	543.1	69.7
Gross profit	300.4	30.4	279.4	31.6	235.9	30.3
Selling, general & administrative expense	192.7	19.5	172.3	19.5	147.0	18.9
Impairment expense	10.2	1.0	-	0.0	-	0.0
Operating income (loss)	$ 97.5	9.9	107.1	12.1	88.9	11.4
Operating income excluding impairment	$ 107.7	10.9	$ 107.1	12.1	$ 88.9	11.4

Results of operations for the IPS segment are as follows:

	Years Ended December 31,
	2014	%	2013	%	2012	%
	(in millions, except percentages and per share amounts)

Sales	$ 348.1	100.0	$ 209.2	100.0	$ 161.8	100.0
Cost of sales	250.8	72.0	149.0	71.2	111.2	68.7
Gross profit	97.3	28.0	60.2	28.8	50.6	31.3
Selling, general & administrative expense	46.1	13.2	26.4	12.6	18.5	11.4
Impairment expense	107.4	30.9	-	0.0	-	0.0
Operating income (loss)	$ (56.2)	-16.1	$ 33.8	16.2	$ 32.1	19.8
Operating income excluding impairment	$ 51.2	14.7	$ 33.8	16.2	$ 32.1	19.8

Results of operations for the SCS segment are as follows:

	Years Ended December 31,
	2014	%	2013	%	2012	%
	(in millions, except percentages and per share amounts)

Sales	$ 164.0	100.0	$ 147.5	100.0	$ 156.2	100.0
Cost of sales	128.9	78.6	114.8	77.8	123.5	79.1
Gross profit	35.1	21.4	32.7	22.2	32.7	20.9
Selling, general & administrative expense	21.3	13.0	20.2	13.7	20.2	12.9
Operating income (loss)	$ 13.8	8.4	$ 12.5	8.5	$ 12.5	8.0

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

SALES. Sales for the year ended December 31, 2014 increased $258.2 million, or 20.8%, to approximately $1,499.7 million from $1,241.5 million in 2013. Sales by businesses acquired in 2014 accounted for $176.4 million of 2014 sales. Sales by businesses acquired in 2013 accounted for $35.1 million of the 2014 increase, on a same store sales basis. Excluding 2014 sales of $211.5 million by businesses acquired in 2014 and 2013, on a same store sales basis, sales increased by $46.7 million, or 3.8%, from 2013. This sales increase is primarily the result of increased sales by the Service Centers segment of $22.1 million, IPS segment of $8.1 million, and SCS segment of $16.5 million, on a same store sales basis. These increases are explained in the segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales decreased approximately 110 basis points to 28.9% for 2014 compared to 30.0% for 2013. This decrease is primarily the result of businesses acquired in 2014 having a lower gross profit percentage of 24.8% than the 29.5% gross profit percentage for the remainder of DXP. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 50 basis points in 2014, to 29.5%, compared to 30.0% for the prior corresponding period. This decline is primarily the result of an approximate 350 basis point decline in 2014 in the gross profit percentage for $209.9 million of 2014 sales of safety related products and services. The decline in the gross profit percentage to 33.9%, from 37.4% for 2013, for safety related products and services is primarily the result of a decline in sales of higher margin safety services work and equipment rentals primarily related to work over rigs in the U.S. and drilling and well completions in Canada. The decline in sales of safety services and equipment rentals to the upstream oil and gas industry was offset with increased sales of lower margin safety products to industrial customers, which contributed to the decline in the gross profit percentage. We believe our customers purchased fewer services because of eliminating costs in the U.S. and limitations on the ability to transport oil within Canada. We expect the decline in higher margin safety service sales to upstream oil and gas customers to continue due to the decline in the rig count resulting from the significant decline in oil prices during the fourth quarter of 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 2014 increased by approximately $56.5 million, or 20.8%, when compared to 2013. Selling, general and administrative expense by businesses acquired in 2014 was $32.5 million. Selling, general and administrative expense for acquisitions that occurred in 2013 accounted for $9.9 million of the 2013 increase, on a same store sales basis. Excluding 2014 expenses of $42.4 million by businesses acquired in 2014 and 2013, on a same store sales basis, selling, general and administrative expenses increased by $14.1 million, or 5.2%. This increase is partially related to a $3.1 million, or 25.7%, increase in health care claims for 2014, and the 2013 $2.8 million reduction in selling, general and administrative expenses from eliminating DXP’s earn-out liability for the purchase of NatPro. This earn-out is further discussed in Note 13 to the financial statements. The remaining $8.2 million (3.0% of 2013 selling, general and administrative expenses) of the increase is consistent with the 3.8% increase in sales on a same stores basis. As a percentage of sales, the 2014 expense increased approximately 30 basis points on a same store sales basis due to the items described above.

IMPAIRMENT EXPENSE. DXP recognized an impairment expense of $117.6 million during the fourth quarter of 2014. Impairment expense of $107.4 million is included in operating income for the IPS segment. The remaining $10.2 million in impairment expense is included in operating income for the Service Centers segment. See Notes 4 and 8 of the Notes to Consolidated Financial Statements.

OPERATING INCOME. Excluding impairment expense, operating income for 2014 increased approximately $4.0 million, or 4.0%, from $100.9 million to $104.9 million, compared to 2013. Businesses acquired in 2014 and 2013 (primarily B27) accounted for a $10.0 million increase in operating income, on a same store sales basis. Excluding operating income from businesses acquired and impairment expense, operating income decreased $6.0 million or 6.0%. This decrease in operating income, on a same store sales basis, is primarily related to the decline in gross profit as a percentage of sales and the increase in SG&A previously discussed.

INTEREST EXPENSE. Interest expense for 2014 increased by $6.5 million, or 103.7%, from 2013. The increase in interest expense was primarily the result of increased borrowings to fund our January 2, 2014 acquisition of B27, LLC and our May 1, 2014 acquisition of Machinery Tooling and Supply, LLC, further discussed in Note 13 of the Notes to Consolidated Financial Statements.

INCOME TAXES. Our provision for income taxes, which was at an effective rate of -77.0%, differed from the U. S. statutory rate of 35% primarily due to a mostly non-deductible impairment of goodwill, state income taxes and non-deductible expenses. Our effective tax rate for 2014 of 38.3%, before the effect of a mostly non-deductible impairment of goodwill, increased from 36.4% from the prior corresponding period, primarily as a result of increased state income tax expense.

SERVICE CENTERS SEGMENT. Sales for the Service Centers increased $102.7 million, or 11.6%, in 2014 compared to 2013. Sales by businesses acquired in 2014 accounted for $55.3 million of 2014 sales. Sales by businesses acquired in 2013 accounted for $25.3 million of the 2013 increase, on a same store sales basis. Excluding 2014 sales of $80.6 million by businesses acquired in 2014 and 2013, on a same stores sales basis, Service Centers’ sales increased $22.1 million, or 2.5%, on a same stores sales basis, from the prior corresponding period. The majority of the 2014 sales increase came from a broad increase in sales of pumps, bearings, industrial supplies, metal working and safety products to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing. We believe our customers increased purchases of our products and services primarily because of increased oil production in the U.S during recent years and a modest improvement in the general economy. Excluding year-to-date Service Centers segment operating income from acquired businesses of $7.6 million and 2014 impairment expense of $10.2 million, Service Centers segment operating income for 2014 decreased by $7.0 million partially as a result of an approximate 70 basis point decline in gross profit percentage to 30.9%, from 31.6% for 2013. The decline in gross profit as a percentage of sales, on a same store sales basis, is primarily the result of an approximate 360 basis point decline in 2014 in the gross profit percentage for $199.0 million of 2014 sales of safety related products and services. The decline in the gross profit percentage to 34.7% for 2014, from 38.3% for 2013, for safety related products and services is primarily the result of a decline in sales of higher margin safety services work and equipment rentals primarily related to work over rigs in the U.S. and drilling and well completions in Canada. The decline in sales of safety services and equipment rentals to the upstream oil and gas industry was offset with increased sales of lower margin safety products to industrial customers, which contributed to the decline in the gross profit percentage. We believe our customers purchased fewer safety services because of eliminating costs in the U.S. and limitations on the ability to transport oil to markets in Canada. We expect the decline in higher margin safety service sales to oil and gas customers to continue due to the decline in the rig count resulting from the significant decline in oil prices during the fourth quarter of 2014. Excluding impairment expense, the decline in operating income for Service Centers, on a same store sales basis, was partially the result of the 2013 reduction in selling, general and administrative expenses to eliminate DXP’s earn-out liability related to the acquisition of NatPro, further discussed in Note 13 of the financial statements.

SUPPLY CHAIN SERVICES SEGMENT. Sales for Supply Chain Services increased by $16.5 million, or 11.2%, in 2014 compared to 2013. None of the 2014 or 2013 acquisitions contributed sales to this segment. The increase in sales is related to increases in sales to customers in the oil and gas, automotive, and general manufacturing industries as well as sales to new customers in both the mining and automotive industries. Operating income for the SCS segment increased $1.3 million, or 10.5%, from the prior corresponding period primarily as a result of the 11.2% increase in sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for Innovative Pumping Solutions increased by $139.0 million, or 66.4%, in 2014 compared to 2013. Sales by B27, acquired in 2014, accounted for $121.2 million of 2014 sales. Sales by NatPro, acquired in 2013, accounted for $9.7 million of the 2013 increase, on a same store sales basis. Excluding 2014 sales of $130.9 million by businesses acquired in 2014 and 2013, on a same stores sales basis, IPS’ sales increased $8.1 million, or 3.9%, on a same stores sales basis, from the prior corresponding period. The sales increase primarily resulted from increased capital spending by our oil and gas customers. Gross profit as a percentage of sales declined to 27.9% for 2014 from 28.8% for 2013. Excluding the business acquired in 2014 and 2013, on a same store sales basis, gross profit as a percentage of sales for 2014 increased approximately 110 basis points to 29.9%, from 28.8% for the prior corresponding period. The increase in the gross profit as a percentage of sales is primarily the result of an approximate 1,100 basis point improvement in the gross profit as a percentage of sales for NatPro. This improvement was the result of organizational changes made in connection with integrating NatPro with DXP. Excluding impairment expense of $107.4 million, operating income for the IPS segment increased $17.4 million, or 51.5%. Excluding 2014 and 2013 acquisitions and 2014 impairment expense, operating income increased $3.5 million, or 10.5%, on a same stores sales basis, from the prior corresponding period. The increase in operating income is primarily the result of the increase in gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 2013 increased by approximately $42.9 million, or 18.8%, when compared to 2012. Selling, general and administrative expense by businesses acquired in 2013 was $10.0 million. Selling, general and administrative expense for acquisitions that occurred in 2012 accounted for $22.5 million of the 2013 increase, on a same store sales basis. Excluding 2013 expenses of $32.5 million by businesses acquired in 2012 and 2013, on a same store sales basis, the remaining $10.4 million increase primarily related to increased salaries, commissions, health claims and insurance premiums. As a percentage of sales, the 2013 expense increased to 21.9% from 20.8%, primarily as a result of businesses acquired in 2012 and 2013 having higher selling, general and administrative expenses as a percentage of sales compared to the remainder of DXP.

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

Pro Forma Results

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 (previously discussed in Item 1, Business) were consummated as of January 1, 2013 are as follows (in millions, except per share amounts):

Years Ended December 31,
	2014	2013
Net sales	$ 1,513	$ 1,496
Net income (loss)	$ (45)	$ 71
Per share data
Basic earnings (loss)	$ (3.08)	$ 4.90
Diluted earnings (loss)	$ (3.08)	$ 4.64

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2013 and 2012, assuming the acquisition of businesses completed in 2013 and 2012 (previously discussed in Item 1, Business) were consummated as of January 1, 2012 are as follows (in millions, except per share amounts):

Years Ended December 31,
	2013	2012
Net sales	$ 1,284	$ 1,280
Net income (loss)	$ 62	$ 55
Per share data
Basic earnings (loss)	$ 4.28	$ 3.83
Diluted earnings (loss)	$ 4.05	$ 3.62

Liquidity and Capital Resources

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as information technology, warehouse equipment, metal working equipment and capital expenditures for our safety products and services category. We also require cash to pay our lease obligations and to service our debt.

We generated approximately $98.7 million of cash in operating activities in 2014 as compared to generating $82.2 million in 2013. This change between the two years was primarily attributable to the changes in working capital and noncash transactions.

During 2014 we paid $300.8 million in cash, net of $3.3 million of cash acquired, and $4.0 million in common stock for two businesses compared to paying $61.2 million in cash, net of $0.4 million of cash required, for the purchase of four businesses during 2013.

We purchased approximately $11.1 million of capital assets during 2014 compared to $7.7 million for 2013. Capital expenditures during 2014 were related primarily to transportation equipment, computer equipment, computer software, production equipment, metalworking equipment, inventory handling equipment, safety rental equipment and building and leasehold improvements. Capital expenditures for 2015 are expected to be within the range of capital expenditures during 2012 through 2014.

At December 31, 2014, our total long-term debt, including the current portion, was $411.5 million, or 62.9% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $654.5 million. Approximately $405.9 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $8.1 million.

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

During 2014, the amount available to be borrowed under our credit facility decreased from $154.1 million at December 31, 2013, to $51.0 million at December 31, 2014. This decrease in availability primarily resulted from borrowings to fund the acquisition of B27 and the January 2, 2014 amendment and restatement of our credit facility. We believe that the liquidity of our balance sheet and credit facility at December 31, 2014 provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2015.

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

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At December 31, 2014 the term loan component of the facility was $212.5 million. The Facility expires on January 2, 2019.

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

On December 31, 2014, the LIBOR based rate of the Facility was LIBOR plus 2.00%, the prime based rate of the Facility was prime plus 1.00%, and the commitment fee was 0.35%. At December 31, 2014, $405.9 million was borrowed under the Facility at a weighted average interest rate of approximately 2.2% under the LIBOR options. At December 31, 2014, the Company had $51.0 million available for borrowing under the Facility.

At December 31, 2014, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.25 to 1.0 as of the last day of each quarter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At December 31, 2014, the Company’s Leverage Ratio was 2.90 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2014, the Company's Consolidated Fixed Charge Coverage Ratio was 2.07 to 1.00.

Asset Coverage Ratio –The Facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date. At December 31, 2014, the Company's Asset Coverage Ratio was 1.44 to 1.00.

Consolidated EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization (except to the extent that such non-cash charges are reserved for cash charges to be taken in the future), non-cash compensation including stock option or restricted stock expense, interest expense and income tax expense for taxes based on income, certain one-time costs associated with our acquisitions, integration costs, facility consolidation and closing costs, severance costs and expenses, write-down of cash expenses incurred in connection with the existing credit agreement and extraordinary losses less interest income and extraordinary gains. Consolidated EBITDA shall be adjusted to give pro forma effect to disposals or business acquisitions assuming that such transaction(s) had occurred on the first day of the period excluding all income statement items attributable to the assets or equity interests that is subject to such disposition made during the period and including all income statement items attributable to property or equity interests of such acquisitions permitted under the Facility.

The following table sets forth the computation of the Leverage Ratio as of December 31, 2014 (in thousands, except for ratios):
For the Twelve Months ended December 31, 2014	Leverage Ratio

Loss before taxes	$ (25,556)
Interest expense	12,797
Depreciation and amortization	35,078
Impairment expense	117,569
Stock compensation expense	3,560
Pro forma acquisition EBITDA	850
Other adjustments	(250)
(A) Defined EBITDA	$ 144,048

As of December 31, 2014
Total long-term debt, including current maturities	$ 411,516
Outstanding letters of credit	5,680
(B) Defined indebtedness	$ 417,196

Leverage Ratio (B)/(A)	2.90

The following table sets forth the computation of the Asset Coverage Ratio as of December 31, 2014 (in thousands, except for ratios):

Credit facility outstanding balance			$ 193,443
Defined indebtedness			$ 193,443

Accounts receivable, net	239,236	85%	$ 203,351
Inventory	115,658	65%	75,178
			$ 278,529
Asset Coverage Ratio			1.44

Borrowings (in thousands):

	December 31, 2014	December 31, 2013	Increase (Decrease)

Current portion of long-term debt	$ 38,608	$ 26,213	$ 12,395
Long-term debt, less current portion	372,908	168,372	204,536
Total long-term debt	$ 411,516	$ 194,585	$ 216,931(2)
Amount available	$ 50,955 (1)	$ 154,124(1)	$ (103,169)

(1) Represents amount available to be borrowed at the indicated date under the Facility. The decrease in the amount available is primarily the result of borrowings to fund the acquisition of B27 and the January 2, 2014 amendment to and restatement of the Original Facility.

(2) The increase in long-term debt is primarily the result of funds borrowed to acquire B27.

Performance Metrics (in days):

	Three Months Ended December 31,
			Increase
	2014	2013	(Decrease)

Days of sales outstanding	64.5	58.9	5.6
Inventory turns	9.5	8.3	1.2

Accounts receivable days of sales outstanding were 64.5 days at December 31, 2014 compared to 58.9 days at December 31, 2013. The 5.6 days increase resulted primarily from our B27 acquisition that has more days sales in receivables. Inventory turns were 9.5 times  at December 31, 2014 compared to 8.3 times at December 31, 2013. The slight increase is primarily related to our acquisition of B27 that has higher inventory turns.

	Three Months Ended December 31,
			Increase
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

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. As of March 16, 2015, DXP has purchased 191,420 shares of DXP’s common stock at an average price of $46.53 under this authorization.

On May 7, 2014, the Board of Directors authorized DXP from time to time to purchase up to 200,000 shares of DXP's common stock over 24 months. DXP publicly announced the authorization on May 14, 2014. Purchases could be made in open market or in privately negotiated transactions. During 2014, DXP purchased 200,000 shares of DXP’s common stock at an average price of $59.27 under this authorization.

During 2013, DXP purchased 5,400 shares of DXP’s common stock at an average price of $56.25.

During 2012, DXP purchased 76,300 shares of DXP’s common stock at an average price per share of $44.82.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2014 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period

	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$ 38,608	$ 114,187	$ 257,731	$ 990	$ 411,516
Operating lease obligations	26,999	37,412	14,905	8,348	87,664
Estimated interest payments (2)	4,334	5,473	782	17	10,606
Total	$ 69,941	$ 157,072	$ 273,418	$ 9,355	$ 509,786

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2014. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under the Facility fluctuate. The amounts of interest incurred for borrowings under the revolving lines of credit were approximately $3.0 million, $1.9 million and $2.3 million for the years ended 2014, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014, we were not involved in any unconsolidated SPE transactions.

The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments, that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States, and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of such accounts. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

Uncertainties require the Company to make frequent judgments and estimates regarding a customer’s ability to pay amounts due in order to assess and quantify an appropriate allowance for doubtful accounts. The primary factors used to quantify the allowance are customer delinquency, bankruptcy, and the Company’s estimate of its ability to collect outstanding receivables based on the number of days a receivable has been outstanding.

The majority of the Company’s customers operate in the energy industry. The cyclical nature of the industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations.

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2014, the allowance was 3.5% of the gross accounts receivable, compared to an allowance of 4.5% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill and Other Indefinite Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

The Company’s goodwill impairment assessment first requires evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. During the fourth quarter ended December 31, 2014, the Company performed its annual goodwill impairment test using a quantitative approach and recognized a goodwill impairment of $117.6 million (see Note 8). No impairment of goodwill was required in 2013 or 2012.

The Company determines fair value using widely accepted valuation techniques, including discounted cash flows and market multiples analyses, and through use of independent fixed asset valuation firms, as appropriate. These types of analyses contain uncertainties as they require management to make assumptions and to apply judgments regarding industry economic factors and the profitability of future business strategies. The Company’s policy is to conduct impairment testing based on current business strategies, taking into consideration current industry and economic conditions, as well as the Company’s future expectations. Key assumptions used in the discounted cash flow valuation model include, among others, discount rates, growth rates, cash flow projections and terminal value rates. Discount rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined using a weighted average cost of capital (“WACC”). The WACC considers market an industry data, as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in a similar business. Management uses industry considerations and Company-specific historical and projected results to develop cash flow projections for each reporting unit. Additionally, as part of the market multiples approach, the Company utilizes market data from publicly traded entities whose businesses operate in industries comparable to the Company’s reporting units, adjusted for certain factors that increase comparability.

The Company cannot predict the occurrence of events or circumstances that could adversely affect the fair value of goodwill. Such events may include, but are not limited to, deterioration of the economic environment, increase in the Company’s weighted average cost of capital, material negative changes in relationships with significant customers, reductions in valuations of other public companies in the Company’s industry, or strategic decisions made in response to economic and competitive conditions. If actual results are not consistent with the Company’s current estimates and assumptions, impairment of goodwill could be required.

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment was recorded for property and equipment and intangible assets with indefinite or determinable lives during 2014, 2013 and 2012.

Revenue Recognition

For binding, long-term agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Changes in estimated profitability may periodically result in revisions to revenue and expenses and are recognized in the period such revisions become probable. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $65.9 million, $12.7 million, and $15.9 million were recognized on contracts in process for the years ended December 31, 2014, 2013, and 2012, respectively. The typical time span of these contracts is approximately one to two years.

For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.

The Company reserves for potential customer returns based upon the historical level of returns. Reserves for customer accounts were $0.2 and $0.1 million at December 31, 2014 and 2013, respectively.

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

The accrual for these claims at December 31, 2014 and 2013 was approximately $2.9 million and $2.1 million, respectively.

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for those acquisitions completed in fiscal 2012, fiscal 2013 and fiscal 2014. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established to reduce deferred income tax assets to the amounts expected to be realized under a more likely than not criterion.

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2008. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and may be applied retrospectively or through a cumulative effect adjustment as of the start of the first period for which the new standard applies, with early application prohibited. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

Inflation

We do not believe the effects of inflation have any material adverse effect on our results of operations or financial condition. We attempt to minimize inflationary trends by passing manufacturer price increases on to the customer whenever practicable.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2014, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $4.1 million. Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2015	2016	2017	2018	2019	There-after	Total	Fair Value
Fixed Rate Long- term Debt	$ 1,108	$ 831	$ 856	$ 881	$194,350	$ 990	$199,016	$ 199,016
Fixed Interest Rate	2.9%	2.9%	2.9%	2.9%	2.9%	2.9%	-	-
Floating Rate Long-term Debt	$37,500	$50,000	$62,500	$62,500	-	-	$212,500	$ 212,500
Average Interest Rate (1)	2.17%	2.17%	2.17%	2.17%	-	-	-	-
Total Maturities	$38,608	$50,831	$63,356	$63,381	$194,350	$ 990	$411,516	$ 411,516
(1) Assumes weighted average floating interest rates in effect at December 31, 2014.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Shareholders

DXP Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DXP Enterprises, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of DXP Enterprises, Inc.’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2015

Report Of Independent Registered Public Accounting Firm on Internal Controls

Board of Directors and Shareholders

DXP Enterprises, Inc. and Subsidiaries

We have audited the internal control over financial reporting of DXP Enterprises, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas

March 16, 2015

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DXP Enterprises, Inc and Subsidiaries internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 11, 2014, expressed an unqualified opinion on the effectiveness of DXP Enterprises, Inc.’s  internal control over financial reporting.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of DXP Enterprises, Inc. as of December 31, 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion.

Hein & Associates LLP
Houston, Texas

March 11, 2014

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$ 47	$ 5,469
Trade accounts receivable, net of allowances for doubtful accounts of $8,713 in 2014 and $8,798 in 2013	239,236	186,854
Inventories	115,658	105,271
Costs and estimated profits in excess of billings on
uncompleted contracts	20,083	6,487
Prepaid expenses and other current assets	3,004	2,693
Deferred income taxes	8,250	7,713
Total current assets	386,278	314,487
Property and equipment, net	69,979	58,253
Goodwill	253,312	188,110
Other intangible assets, net of accumulated amortization of $66,412 in 2014 and $44,410 in 2013	130,333	69,722
Other long-term assets	4,444	6,043
Total assets	$ 844,346	$ 636,615
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 38,608	$ 26,213
Trade accounts payable	100,774	78,853
Accrued wages and benefits	26,967	20,473
Federal income taxes payable	8,130	853
Customer advances	4,262	3,720
Billings in excess of costs and profits on uncompleted contracts	8,840	1,338
Other current liabilities	19,621	18,605
Total current liabilities	207,202	150,055
Long-term debt, less current maturities	372,908	168,372
Non-current deferred income taxes	21,284	21,938
Commitments and Contingencies (Notes 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2014 and 2013); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2014 and 2013); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,655,356 in 2014 and 14,615,356 in 2013 shares issued	146	144
Additional paid-in capital	115,605	109,892
Retained earnings	148,409	193,737
Accumulated other comprehensive (loss) income	(5,700)	(2,368)
Treasury stock, at cost (280,195 shares at December 31, 2014 and 146,871 shares at December 31, 2013)	(15,524)	(5,171)
Total shareholders’ equity	242,952	296,250
Total liabilities and shareholders’ equity	$ 844,346	$ 636,615

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012

Sales	$ 1,499,662	$ 1,241,510	$ 1,097,110
Cost of sales	1,066,822	869,165	778,019
Gross profit	432,840	372,345	319,091
Selling, general and administrative expense	327,899	271,421	228,569
Impairment expense	117,569
Operating income (loss)	(12,628)	100,924	90,522
Other expense (income), net	131	(75)	(47)
Interest expense	12,797	6,282	5,560
Income (loss) before income taxes	(25,556)	94,717	85,009
Provision for income taxes	19,682	34,480	34,024
Net income (loss)	(45,238)	60,237	50,985
Preferred stock dividend	90	90	90
Net income (loss) attributable to common shareholders	$ (45,328)	$ 60,147	$ 50,895

Net income (loss)	$ (45,238)	$ 60,237	$ 50,985
(Loss) gain on long-term investment, net of income taxes	(55)	(387)	378
Cumulative translation adjustment, net of income taxes	(3,277)	(3,040)	617
Comprehensive income (loss)	$ (48,570)	$ 56,810	$ 51,980

Basic earnings (loss) per share	$ (3.10)	$ 4.17	$ 3.54
Weighted average common shares outstanding	14,639	14,439	14,374
Diluted earnings (loss) per share	$ (3.10)	$ 3.94	$ 3.35
Weighted average common shares and common equivalent shares outstanding	14,639	15,279	15,214

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012
(in thousands, except share amounts)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCES AT JANUARY 1, 2012	$ 1	$ 15	$ 141	$75,204	$82,695	$ (1,445)	$ 64	$156,675
Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,955	-	-	-	1,955
Net gain on long-term investment for comprehensive income	-	-	-	-	-	-	378	378
Issuance of 19,685 shares in connection with an acquisition	-	-	-	946	-	-	-	946
Vesting of restricted stock for 75,419 shares of common stock	-	-	-	449	-	-	-	449
Acquisition of 76,300 shares of treasury stock	-	-	-	-	-	(3,422)	-	(3,422)
Cumulative translation adjustment	-	-	-	-	-	-	617	617
Net income	-	-	-	-	50,985	-	-	50,985
BALANCES AT DECEMBER 31, 2012	$ 1	$ 15	$ 141	$78,554	$133,590	$(4,867)	$ 1,059	$208,493
Dividends paid	-	-	-	-	(90)	-	-	(90)
Issuance of common stock			2	24,356				24,358
Compensation expense for restricted stock	-	-	-	2,832	-	-	-	2,832
Net loss on long-term investment for comprehensive income	-	-	-	-	-	-	(387)	(387)
Issuance of 52,542 shares in connection with an acquisition	-	-	1	3,517	-	-	-	3,518
Vesting of restricted stock for 67,021 shares of common stock	-	-	-	633	-	-	-	633
Acquisition of 5,400 shares of treasury stock	-	-	-	-	-	(304)	-	(304)
Cumulative translation adjustment	-	-	-	-	-	-	(3,040)	(3,040)
Net income	-	-	-	-	60,237	-	-	60,237
BALANCES AT DECEMBER 31, 2013	$ 1	$ 15	$ 144	$109,892	$193,737	$(5,171)	$ (2,368)	$296,250

Dividends paid	-	-	-	-	(90)	-	-	(90)
Compensation expense for restricted stock	-	-	-	3,560	-	-	-	3,560
Net loss on sale of long-term investment for comprehensive income	-	-	-	-	-	-	(55)	(55)
Issuance of 36,000 shares in connection with an acquisition	-	-	2	4,031	-	-	-	4,033
Vesting of restricted stock for 69,675 shares of common stock	-	-	-	(376)	-	-	-	(376)
Acquisition of 200,000 shares of treasury stock	-	-	-	-	-	(11,855)	-	(11,855)
Issuance of 66,676 treasury shares for vesting of restricted stock	-	-	-	(1,502)	-	1,502		-
Cumulative translation adjustment	-	-	-	-	-	-	(3,277)	(3,277)
Net loss	-	-	-	-	(45,238)	-	-	(45,238)
BALANCES AT DECEMBER 31, 2014	$ 1	$ 15	$ 146	$ 115,605	$ 148,409	$ (15,524)	$ (5,700)	$ 242,952

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (45,238)	$ 60,237	$ 50,985
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,598	9,830	7,196
Amortization of intangible assets	22,480	11,830	10,886
Impairment of goodwill	117,569	-	-
Bad debt expense	2,365	2,018	1,283
Write-off of debt issuance costs	-	-	654
Gain on reversal of earn-out	-	(2,805)	-
Compensation expense for restricted stock	3,560	2,832	1,955
Tax benefit related to vesting of restricted stock	(960)	(958)	(680)
Deferred income taxes	(12,122)	2,834	1,230
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable and net costs and estimated profits in excess of billings	(14,407)	(3,315)	(3,261)
Inventories	(1,913)	3,860	(3,470)
Prepaid expenses and other assets	1,282	2,215	(2,211)
Accounts payable and accrued expenses and net billings in excess of costs and profits	13,458	(6,380)	(13,361)
Net cash provided by operating activities	98,672	82,198	51,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,104)	(7,745)	(14,110)
Sale of investments	1,688	(68)	(105)
Acquisitions of businesses, net of cash acquired	(300,844)	(61,195)	(144,879)
Net cash used in investing activities	(310,260)	(69,008)	(159,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	744,050	458,446	465,163
Principal payments on revolving line of credit and other long-term debt	(527,030)	(501,990)	(345,231)
Preferred dividends paid	(90)	(90)	(90)
Purchase of treasury stock	(11,855)	(304)	(3,422)
Proceeds from issuance of common shares, net	-	24,358	-
Tax benefit related to vesting of restricted stock	960	958	680
Net cash provided by (used in) financing activities	206,035	(18,622)	117,100
EFFECT OF FOREIGN CURRENCY ON CASH	131	446	(264)
(DECREASE) INCREASE IN CASH	(5,422)	(4,986)	8,948
CASH AT BEGINNING OF YEAR	5,469	10,455	1,507
CASH AT END OF YEAR	$ 47	$ 5,469	$ 10,455

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$ 11,641	$ 5,489	$ 4,285
Cash paid for Income Taxes	$ 28,784	$ 35,697	$ 32,311

Acquisitions of businesses in 2012 include $36.7 million which represented outstanding checks at December 31, 2011, related to an acquisition that occurred in 2011. Purchases of businesses in 2012 exclude $0.9 million in common stock issued in connection with an acquisition. Purchases of businesses in 2013 exclude $3.6 million in common stock in connection with an acquisition. Purchases of businesses in 2014 exclude $4.0 million in common stock issued in connection with an acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 17 for discussion of the business segments.

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

Foreign Currency

The financial statements of the Company’s Canadian subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss). Gains and losses on transactions denominated in foreign currency are reported in consolidated statements of income (loss).

Use of Estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States, and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of such accounts. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$ 8,798	$ 7,204	$ 6,202
Charged to costs and expenses	2,365	2,018	1,283
Charged to other accounts	1,1402	5602	4542
Deductions	(3,590)1	(984)1	(735)1
Balance at end of year	$ 8,713	$ 8,798	$ 7,204

(1) Uncollectible accounts written off, net of recoveries
(2) Includes allowance for doubtful accounts from acquisitions

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

Inventories

Inventories consist principally of finished goods and are priced at lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Reserves are provided against inventories for estimated obsolescence based upon the aging of the inventories and market trends and are applied as a reduction in cost of associated inventory.

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

Impairment of Goodwill and Other Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

The Company’s goodwill impairment assessment first requires evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. During the fourth quarter ended December 31, 2014, the Company performed its annual goodwill impairment test using a quantitative approach and recognized a goodwill impairment of $117.6 million (see Note 8). No impairment of goodwill was required in 2013 or 2012.

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

Share-based Compensation

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $65.9 million, $12.7 million, and $15.9 million were recognized on contracts in process for the years ended December 31, 2014, 2013, and 2012, respectively. The typical time span of these contracts is approximately one to two years.

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

The accrual for these claims at December 31, 2014 and 2013 was approximately $2.9 million and $2.1 million, respectively.

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

Debt Issuance Cost Amortization

Fees paid to DXP’s lender to secure a firm commitment on a term loan and revolving line of credit are classified as an asset. For the term loan, fees paid by DXP are amortized over the life of the loan as additional interest. Fees paid to secure a firm commitment from our lender on a revolving line of credit are amortized on a straight-line basis over the entire term of the arrangement. The total unamortized debt issuance costs reported on the consolidated balance sheets as of December 31, 2014 and 2013 was $2.7 million and $2.4 million, respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established to reduce deferred income tax assets to the amounts expected to be realized under a more likely than not criterion.

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

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2008. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in USGAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and may be applied retrospectively or through a cumulative effect adjustment as of the start of the first period for which the new standard applies, with early application prohibited. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

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

Level 2 Inputs

Level 2 inputs are other than quoted prices that are observable for an asset or liability. These inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. At December 31, 2014, DXP did not utilize level 2 inputs for any assets or liabilities.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Years Ended December 31,
	2014	2013

Fair value at beginning of period	$ 1,837	$ 2,413
Investment during period	-	68
Realized and unrealized gains (losses) included in other comprehensive income	(149)	(644)
Proceeds on sale of investment	(1,688)	-
Fair value at end of period	$ -	$ 1,837

The Company paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2013, the market value of this investment was $1.8 million. During the year ended December 31, 2014, the Company sold this investment for $1.7 million. The Company recognized a $0.1 million loss in 2014 on the sale of this investment, which is included in other income within our condensed consolidated statements of income.

During the fourth quarter of 2014, in connection with the annual test for impairment, DXP recorded total impairment charges of $117.6 million in order to reflect the implied fair values of goodwill, which is a non-recurring fair value adjustment. The fair values of goodwill used in the impairment calculations were estimated based on discounted estimated future cash flows with the discount rates of 10.0% to 13.5%. The measurements utilized to determine the implied fair value of goodwill represent significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	December 31, 2014	December 31, 2013
Finished goods	$ 99,732	$ 98,614
Work in process	15,926	6,657
Inventories	$ 115,658	$ 105,271

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract.

Costs and estimated earnings on uncompleted contracts and related amounts billed for 2014 and 2013 were as follows (in thousands):
	Year Ended December 31,
	2014	2013
Costs incurred on uncompleted contracts	$ 49,133	$ 10,678
Estimated earnings, thereon	16,749	2,043
Total	65,882	12,721
Less: billings to date	54,701	7,572
Net	$ 11,181	$ 5,149

Such amounts were included in the accompanying Consolidated Balance Sheets for 2014 and 2013 under the following captions (in thousands):

	Year Ended December 31,
	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 20,083	$ 6,487
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,840)	(1,338)
Translation Adjustment	(62)	-
Net	$ 11,181	$ 5,149

NOTE 7 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	December 31, 2014	December 31, 2013

Land	$ 2,386	$ 2,137
Buildings and leasehold improvements	13,490	9,565
Furniture, fixtures and equipment	97,829	79,633
Less – Accumulated depreciation	(43,726)	(33,082)
Total Property and Equipment	$ 69,979	$ 58,253

Depreciation expense was $12.6 million, $9.8 million, and $7.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Capital expenditures by segment are included in Note 17.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisitions of B27 on January 2, 2014 and NatPro on April 16, 2013, DXP allocated $259.4 million and $37.6 million, respectively, to goodwill and other intangibles. The goodwill and other intangibles were allocated into four separate reporting units, B27 Service Centers, B27 IPS, NatPro Service Centers and NatPro IPS.  B27 Service Centers, B27 IPS and NatPro IPS recorded impairment losses during the fourth quarter of 2014.

During the fourth quarter of 2014, DXP performed its annual goodwill impairment test at its B27 IPS reporting unit and recognized impairment expense of $95.1 million. This impairment loss is included in the “Impairment expense” line item on the income statement. In performing the goodwill impairment test, Step 1 of the test failed as the fair value of the reporting unit no longer exceeded its carrying amount primarily due to actual revenues being lower than revenues forecasted as of the date of acquisition and the decline in oil prices during the third quarter of 2014. Fair value was based on expected future cash flow using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at a rate of return market participants would expect. In Step 2, goodwill with a carrying amount of $148.0 million was determined to have an implied fair value of $52.9 million after the hypothetical purchase price allocation under US GAAP guidance for business combinations. Approximately 60% of the goodwill associated with the B27 acquisition is not deductible for tax purposes. Accordingly, the financial statement tax benefit is calculated for only 40% of the goodwill impairment. The pretax impairment impacted DXP’s effective tax rate for 2014. B27 IPS is reported in the IPS reportable segment.

During the fourth quarter of 2014, DXP performed its annual goodwill impairment test at its NatPro IPS reporting unit and recognized impairment expense of $12.3 million consisting of goodwill. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.  The cash flows are those expected to be generated by the market participants, discounted at a rate of return market participants would expect.  Goodwill was determined to have an implied fair value of zero after the hypothetical purchase price allocation under US GAAP guidance for business combinations. This impairment loss is included in the "Impairment expense" line item on the income statement. None of the goodwill associated with the NatPro acquisition is deductible for tax purposes. The pretax goodwill impairment impacted DXP's effective tax rate for 2014. NatPro IPS is reported in the IPS reportable segment.

During the fourth quarter of 2014, DXP performed its annual goodwill impairment test at its B27 Service Centers reporting unit and recognized a goodwill impairment expense of $10.2 million. This impairment loss is included in the “Impairment expense” line item on the income statement. In performing the goodwill impairment test, Step 1 of the test failed as the fair value of the reporting unit no longer exceeded its carrying amount primarily due to actual revenues being lower than revenues forecasted as of the date of acquisition and the decline in oil prices during the third quarter of 2014. Fair value was based on expected future cash flow using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at a rate of return market participants would expect. In Step 2, goodwill was determined to have an implied fair value of $20.1 million after the hypothetical purchase price allocation under USGAAP guidance for business combinations. Approximately 60% of the goodwill associated with the B27 acquisition is not deductible for tax purposes. Accordingly, the financial statement tax benefit is calculated for only 40% of the impairment. The pretax impairment impacted DXP’s effective tax rate for 2014. B27 Service Centers is reported in the Service Centers reportable segment.

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2014 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2013	$ 188,110	$ 69,722	$ 257,832
Acquired during the period	182,771	85,264	268,035
Impairment	(117,569)	-	(117,569)
Translation adjustment	-	(2,173)	(2,173)
Amortization	-	(22,480)	(22,480)
Balance as of December 31, 2014	$ 253,312	$ 130,333	$ 383,645

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2013 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2012	$ 145,788	$ 63,189	$ 208,977
Acquired during the period	39,898	22,033	61,931
Adjustments to prior period estimates	2,424	(2,424)	-
Translation adjustment	-	(1,246)	(1,246)
Amortization	-	(11,830)	(11,830)
Balance as of December 31, 2013	$ 188,110	$ 69,722	$ 257,832

The following table presents goodwill balance by reportable segment as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Service Centers	$ 167,302	$ 142,714
Innovative Pumping Solutions	68,872	28,258
Supply Chain Services	17,138	17,138
Total	$ 253,312	$ 188,110

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,330)	$ 1,166	$ 2,496	$ (1,205)	$ 1,291
Customer relationships	192,512	(63,957)	128,555	109,897	(42,468)	67,429
Non-compete agreements	1,737	(1,125)	612	1,739	(737)	1,002
Total	$ 196,745	$ (66,412)	$ 130,333	$ 114,132	$ (44,410)	$ 69,722

Customer relationships are amortized over their estimated useful lives. Amortization expense is recognized according to estimated economic benefits and was $22.5 million, $11.8 million, and $10.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.  The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2015	$ 20,584
2016	17,584
2017	16,737
2018	15,163
2019	13,828
Thereafter	46,437

The weighted average remaining estimated life for vendor agreements, customer relationships, and non-compete agreements are 9.3 years, 10.8 years, and 2.6 years, respectively.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	December 31,
	2014	2013

Line of credit	$ 193,443	$ 76,849
Term loan	212,500	109,375
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	5,216	6,000
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	357	2,361
Total Debt	411,516	194,585
Less: Current maturities	(38,608)	(26,213)
Total Long-term Debt	$ 372,908	$ 168,372

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

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At December 31, 2014 the term loan component of the facility was $212.5 million. The Facility expires on January 2, 2019.

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

On December 31, 2014, the LIBOR based rate of the Facility was LIBOR plus 2.00% the prime based rate of the Facility was prime plus 1.00%, and the commitment fee was 0.35%. At December 31, 2014, $405.9 million was borrowed under the Facility at a weighted average interest rate of approximately 2.2% under the LIBOR options. At December 31, 2014, the Company had $51.0 million available for borrowing under the Facility.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure to the credit facility.

At December 31, 2014, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.25 to 1.0 as of the last day of each quarter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At December 31, 2014, the Company’s Leverage Ratio was 2.90 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2014, the Company's Consolidated Fixed Charge Coverage Ratio was 2.07 to 1.00.

Asset Coverage Ratio –The Facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date. At December 31, 2014, the Company's Asset Coverage Ratio was 1.44 to 1.00.

Consolidated EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization (except to the extent that such non-cash charges are reserved for cash charges to be taken in the future), non-cash compensation including stock option or restricted stock expense, interest expense and income tax expense for taxes based on income, certain one-time costs associated with our acquisitions, integration costs, facility consolidation and closing costs, write-down of cash expenses incurred in connection with the existing credit agreement and extraordinary losses less interest income and extraordinary gains. Consolidated EBITDA shall be adjusted to give pro forma effect to disposals or business acquisitions assuming that such transaction(s) had occurred on the first day of the period excluding all income statement items attributable to the assets or equity interests that is subject to such disposition made during the period and including all income statement items attributable to property or equity interests of such acquisitions permitted under the Facility.

The following table sets forth the computation of the Leverage Ratio as of December 31, 2014 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2014	Leverage Ratio

Loss before taxes	$ (25,556)
Interest expense	12,797
Depreciation and amortization	35,078
Impairment expense	117,569
Stock compensation expense	3,560
Pro forma acquisition EBITDA	850
Other adjustments	(250)
(A) Defined EBITDA	$ 144,048

As of December 31, 2014
Total long-term debt, including current maturities	$ 411,516
Outstanding letters of credit	5,680
(B) Defined indebtedness	$ 417,196

Leverage Ratio (B)/(A)	2.90

The following table sets forth the computation of the Asset Coverage Ratio as of December 31, 2014 (in thousands, except for ratios):

Credit facility outstanding balance			$ 193,443
Defined indebtedness			$ 193,443

Accounts receivable, net	239,236	85%	$ 203,351
Inventory	115,658	65%	75,178
			$ 278,529
Asset Coverage Ratio			1.44

As of December 31, 2014, the maturities of long-term debt under the Company’s term loan for the next five years and thereafter were as follows (in thousands):

2015	$ 38,608
2016	50,831
2017	63,356
2018	63,381
2019	194,350
Thereafter	990

NOTE 10 - INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,

	2014	2013	2012

Domestic	$ (21,349)	$ 86,567	$ 84,349
Foreign	(4,207)	8,150	660
Total income before taxes	$ (25,556)	$ 94,717	$ 85,009

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current -
Federal	$ 24,050	$ 21,481	$ 27,393
State	5,604	2,681	4,438
Foreign	2,150	7,484	963
	31,804	31,646	32,794
Deferred -
Federal	(10,544)	8,631	1,835
State	(1,769)	167	146
Foreign	191	(5,964)	(751)
	(12,122)	2,834	1,230
	$ 19,682	$ 34,480	$ 34,024

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income taxes computed at federal statutory rate	$ (8,945)	$ 33,150	$ 29,753
State income taxes, net of federal benefit	2,492	1,852	2,917
Non-tax deductible impairment expense computed at federal statutory rate	24,444	-	-
Foreign adjustment	1,353	-	-
Meals and entertainment	801	561	448
Domestic Production Activity Deduction	(1,040)	(566)	-
Other, primarily non-tax deductible, or non-taxable items	577	(517)	906
	$ 19,682	$ 34,480	$ 34,024

The net current and noncurrent components of deferred income tax balances are as follows (in thousands):

	December 31,
	2014	2013
Net current assets	$ 8,250	$ 7,713
Net non-current liabilities	(21,284)	(21,938)
Net assets (liabilities)	$ (13,034)	$ (14,225)

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Goodwill	$ 17,906	$ 1,159
Allowance for doubtful accounts	2,979	2,849
Inventories	2,691	2,514
Accruals	2,125	945
Other	990	1,401
Total deferred tax assets	26,691	8,868
Deferred tax liabilities
Intangibles	(33,874)	(10,707)
Property and equipment	(10,343)	(11,697)
Unremitted foreign earnings	(52)	(818)
Cumulative translation adjustment	4,014	1,275
Other	530	(1,146)
Net deferred tax asset (liability)	$ (13,034)	$ (14,225)

NOTE 11 - SHARE-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of December 31, 2014 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after date of grant; or 10% each year for ten years after date of grant. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at December 31, 2014:

Number of shares authorized for grants	800,000
Number of shares granted	837,378
Number of shares forfeited	(123,021)
Number of shares available for future grants	85,643
Weighted-average grant price of granted shares	$ 27.83

Changes in restricted stock for the twelve months ended December 31, 2014 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2013	211,510	$ 36.17
Granted	52,219	$ 93.12
Forfeited	14,112	$ 38.68
Vested	69,675	$ 35.41
Non-vested at December 31, 2014	179,942	$ 52.71

Compensation expense, associated with restricted stock, recognized in the years ended December 31, 2014, 2013 and 2012 was $3.6 million, $2.8 million, and $2.0 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2014, 2013, and 2012 were approximately $1.4 million, $1.1 million, and $0.8 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at December 31, 2014 and December 31, 2013 was $6.9 million and $5.7 million, respectively. As of December 31, 2014, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 33.0 months.

NOTE 12 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,

	2014	2013	2012
Basic:
Weighted average shares outstanding	14,639	14,439	14,374

Net income (loss)	$ (45,238)	$ 60,237	$ 50,985
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$ (45,328)	$ 60,147	$ 50,895
Per share amount	$ (3.10)	$ 4.17	$ 3.54

Diluted:
Weighted average shares outstanding	14,639	14,439	14,374
Assumed conversion of convertible preferred stock	-	840	840
Total dilutive shares	14,639	15,279	15,214
Net income (loss) attributable to common shareholders	$ (45,328)	$ 60,147	$ 50,895
Convertible preferred stock dividend	-	90	90
Net income (loss) for diluted earnings per share	$ (45,328)	$ 60,237	$ 50,985
Per share amount	$ (3.10)	$ 3.94	$ 3.35

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. Because holders of Preferred Stock do not participate in losses, the loss was not allocated to Preferred Stock for fiscal year 2014. The Preferred Stock is convertible into 840,000 shares of common stock.

NOTE 13 - BUSINESS ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of our acquisitions with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

On April 16, 2013, DXP acquired all of the stock of NatPro through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under DXP's existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earn-out provision, which stated that former owners of NatPro may earn $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earn-out recorded at the acquisition date was $2.8 million. As of December 31, 2013, the Company’s earn-out liability was estimated to be zero and $2.8 million was recorded as a reduction of selling, general and administrative expense. Estimated goodwill of $24.6 million and intangible assets of $14.8 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible. The estimated goodwill associated with this acquisition is included in both the Service Centers segment and IPS segment. See Note 8 regarding the 2014 impairment of NatPro goodwill.

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

On July 1, 2013, DXP acquired all of the stock of Alaska Pump & Supply, Inc. (“APS”). DXP acquired this business to expand DXP's geographic presence in Alaska. DXP paid approximately $13.0 million for APS which was borrowed under our existing credit facility. Estimated goodwill of $8.1 million and intangible assets of $4.1 million were recognized for this acquisition. None of the estimated goodwill or intangible assets are expected to be tax deductible.  All of the estimated goodwill is included in the Service Centers segment.

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

On January 2, 2014, the Company completed the acquisition of all of the equity securities and units of B27, LLC (“B27”) by way of a Securities Purchase Agreement to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs recognized within SG&A in the 2013 statement of income.  The purchase price was financed with borrowings under our amended credit facility and approximately $4.0 million (36,000 shares) of DXP common stock. DXP has not completed the valuation of working capital. Estimated goodwill of $178.3 million and intangible assets of $81.1 million were recognized for this acquisition. Approximately $154.6 million of the estimated goodwill or intangible assets are expected not to be tax deductible. The estimated goodwill associated with this acquisition is included in the IPS and Service Centers segments. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2014 impairment of B27 goodwill.

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (“MT&S”) to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.6 million for MT&S, which was borrowed under our existing credit facility. DXP has not completed appraisals of intangibles for MT&S, the valuation of working capital items or completed analysis of tax effects, and therefore, has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $4.3 million and intangible assets of $4.1 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

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

For the twelve months ended December 31, 2014, businesses acquired during 2014 and 2013 contributed sales of $176.4 million and $101.1 million, respectively, and earnings before taxes of approximately $(104.0) million and $(11.1) million, respectively. Earnings before taxes included impairment charges of $105.3 million and $12.3 million for businesses acquired in 2014 and 2013, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2014 and 2013 in connection with the acquisitions described above (in thousands):

	2014		2013
	B27	MT&S	NatPro	Tucker Tool	APS	Tool-Tech

Cash	$ 2,538	$ 806	$ -	$ -	$ -	$ 430
Accounts Receivable, net	51,448	5,656	14,549	505	1,424	1,505
Inventory	6,472	2,522	6,883	209	1,332	409
Property and equipment	14,573	557	3,317	-	172	19
Goodwill and intangibles1	259,412	8,405	39,345	4,678	12,241	7,254
Other assets	1,791	59	698	-	389	2
Assets acquired	336,234	18,005	64,792	5,392	15,558	9,619
Current liabilities assumed	26,690	3,336	19,175	391	1,079	1,987
Non-current liabilities assumed2	15,992	-	5,649	-	1,419	-
Net assets acquired	$ 293,552	$ 14,669	$ 39,968	$ 5,001	$ 13,060	$ 7,632

(1) The amounts in the table above do not reflect the $117.6 million of goodwill impairment charges recorded in the fourth quarter of 2014. Approximately $44.3 million of the impairment charges are deductible for tax purposes. The remaining goodwill deductible for tax purposes was $146.0 million at December 31, 2014.
(2) Includes deferred tax liability of $16.0 million and $17.9 million related to intangible assets acquired for 2014 and 2013, respectively.

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 (previously discussed in Item 1, Business) were consummated as of January 1, 2013 are as follows (in millions, except per share amounts):

Years Ended December 31,
	2014	2013
Net sales	$ 1,513	$ 1,496
Net income (loss)	$ (45)	$ 71
Per share data
Basic earnings (loss)	$ (3.08)	$ 4.90
Diluted earnings (loss)	$ (3.08)	$ 4.64

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2013 and 2012, assuming the acquisition of businesses completed in 2013 and 2012 were consummated as of January 1, 2012 are as follows (in millions, except per share data):

	Years Ended December 31,
	2013	2012
Net sales	$ 1,284	$ 1,280
Net income	$ 62	$ 55
Per share data
Basic earnings	$ 4.28	$3.83
Diluted earnings	$ 4.05	$3.62

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2014, for non-cancelable leases are as follows (in thousands):

2015	$26,999
2016	21,242
2017	16,171
2018	10,151
2019	4,754
Thereafter	8,348

Rental expense for operating leases was $32.3 million, $27.6 million and $21.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s commitments related to long-term debt are discussed in Note 9.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(K) plan which is eligible to substantially all employees in the United States. During 2014, 2013 and 2012, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $3.6 million, $2.7 million, and $1.9 million to the 401(K) plan in the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2014, 2013, and 2012 the Company had net other comprehensive (loss) income of ($0.1) million, ($0.6) million and $0.4 million, respectively, related to changes in the market value of an investment with quoted market prices in an active market for identical instruments.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded ($3.3) million and ($3.0) million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2014 and 2013, respectively.

NOTE 17 – SEGMENT AND GEOGRAPHICAL REPORTING

The Company’s reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, MRO products, equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps. The Supply Chain Services segment manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

Business Segmented Financial Information

The following table sets out financial information relating the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2014
Sales	$987,561	$ 348,134	$ 163,967	$1,499,662
Operating income for reportable segments, excluding impairment expense	107,699	51,162	13,794	172,655
Identifiable assets at year end	568,182	202,228	54,637	825,047
Capital expenditures	4,100	4,043	122	8,265
Depreciation	8,416	2,381	397	11,194
Amortization	11,281	8,993	2,206	22,480
Interest expense	3,422	8,451	924	12,797
Impairment expense by segment	10,210	107,359	-	117,569

2013
Sales	$884,821	$209,175	$147,514	$1,241,510
Operating income for reportable segments	107,142	33,766	12,490	153,398
Identifiable assets at year end	500,978	66,007	48,049	615,034
Capital expenditures	6,321	357	206	6,884
Depreciation	7,770	446	366	8,582
Amortization	8,574	1,043	2,213	11,830
Interest expense	3,762	1,636	884	6,282

2012
Sales	$779,038	$161,834	$156,238	$1,097,110
Operating income for reportable segments	88,924	32,099	12,495	133,518
Identifiable assets at year end	440,271	56,982	50,515	547,768
Capital expenditures	4,829	261	-	5,090
Depreciation	5,734	306	175	6,215
Amortization	8,795	663	1,428	10,886
Interest expense	3,701	1,243	616	5,560

	Years Ended December 31,

	2014	2013	2012
Operating income for reportable segments, excluding impairment expense	$ 172,655	$ 153,398	$ 133,518
Adjustments for:
Impairment expense	117,569	-	-
Amortization of intangibles	22,480	11,830	10,886
Corporate and other expense, net	45,234	40,644	32,110
Total operating income (loss)	(12,628)	100,924	90,522
Interest expense	12,797	6,282	5,560
Other expenses (income), net	131	(75)	(47)
Income (loss) before income taxes	$ (25,556)	$ 94,717	$ 85,009

The Company had capital expenditures at Corporate of $0.8 million, $0.9 million, and $9.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company had identifiable assets at Corporate of $19.3 million, $20.3 million, and $22.0 million as of December 31, 2014, 2013, and 2012, respectively. Corporate depreciation was $1.4 million, $1.2 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues
United States	$ 1,300,493	$1,075,962	$1,039,712
Canada	195,633	165,548	57,398
Other	3,536	-	-
Total	$ 1,499,662	$1,241,510	$1,097,110

	As of December 31,
	2014	2013
Property and Equipment, net
United States	$ 49,013	$ 32,878
Canada	20,966	25,375
Total	$ 69,979	$58,253

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter
2014
Sales	$ 348.5	$ 381.6	$ 387.0	$ 382.6
Gross profit	101.7	111.0	113.4	106.7
Impairment expense	-	-	-
Net income (loss)	10.9	14.9	17.0	(88.1)
Earnings (loss) per share - basic	$ 0.74	$ 1.01	$ 1.16	$ (6.09)
Earnings (loss) per share - diluted	$ 0.70	$ 0.96	$ 1.10	$ (6.09)

2013
Sales	$ 290.1	$ 307.9	$ 329.7	$313.8
Gross profit	89.1	91.5	97.1	94.6
Net income	13.2	13.7	16.4	16.9
Earnings per share - basic	$ 0.92	$ 0.95	$ 1.13	$ 1.17
Earnings per share - diluted	$ 0.87	$ 0.90	$ 1.07	$ 1.10

2012
Sales	$ 252.3	$ 261.9	$ 289.9	$ 293.0
Gross profit	71.5	76.6	83.5	87.5
Net income	11.6	12.2	13.1	14.1
Earnings per share - basic	$ 0.81	$ 0.84	$ 0.91	$ 0.98
Earnings per share - diluted	$ 0.77	$ 0.80	$ 0.86	$ 0.92
.
The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

(1) During the fourth quarter of 2014, DXP finalized its purchase accounting for customer relationships for the acquisition of B27 and amortized the customer relationships on an accelerated basis. The revision increased amortization expense by $1.0 million per quarter. The first three quarters of 2014 were revised as follows:

	Previously Reported First Quarter	Adjusted First Quarter	Previously Reported Second Quarter	Adjusted Second Quarter	Previously Reported Third Quarter	Adjusted Third Quarter

Sales	$ 348.5	$ 348.5	$ 381.6	$ 381.6	$ 387.0	$ 387.0
Gross profit	101.7	101.7	111.0	111.0	113.4	113.4
Net income (loss)	11.6	10.9	15.5	14.9	17.6	17.0
Earnings (loss) per share
Basic	$ 0.79	$ 0.74	$ 1.06	$ 1.01	$ 1.20	$ 1.16
Diluted	$ 0.75	$ 0.70	$ 1.00	$ 0.96	$ 1.14	$ 1.10

NOTE 19 – SUBSEQUENT EVENTS

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. As of March 16, 2015, DXP has purchased 191,420 shares of DXP’s common stock at an average price of $46.53 under this authorization.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

MANAGEMENT’S REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

DXP Enterprises, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. DXP Enterprises, Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the 2013 framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, the independent registered public accounting firm, which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ David R. Little                                                                           /s/ Mac McConnell
David R. Little                                                                                                                             Mac McConnell
Chairman of the Board and                                                                                                         Senior Vice President/Finance and
Chief Executive Officer                                                                                                             Chief Financial Officer

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2014, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Internal Control Over Financial Reporting

(A)           Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 69 of this Report under the heading Management’s Report on Internal Control Over Financial Reporting.

The effectiveness of our internal control over financial reporting at December 31, 2014 has been audited by Grant Thornton LLP, the independent registered public accounting firm that also audited our financial statements. Their report is included on page 41 of this Report under the heading Report of Independent Registered Public Accounting Firm on Internal Controls.

(B)           Changes in Internal Control over Financial Reporting

None

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy statement for the 2015 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

4.4
Form of Senior Debt Indenture of DXP Enterprises, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-166582), filed with the Commission on May 6, 2010).

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

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of Hein and Associates LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101	Interactive Data Files

Exhibits designated by the symbol * are filed with this Report. All exhibits not so designated are incorporated by reference to a prior filing with the Commission as indicated.

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

Dated: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President	March 16, 2015
David R. Little	Chief Executive Officer and Director
(Principal Executive Officer)

/s/Mac McConnell	Senior Vice President/Finance and	March 16, 2015
Mac McConnell	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Cletus Davis	Director	March 16, 2015
Cletus Davis

/s/Timothy P. Halter	Director	March 16, 2015
Timothy P. Halter

/s/Bryan Wimberly	Director	March 16, 2015
Bryan Wimberly