Form 10-Q
period 2015-05-08
DXP ENTERPRISES INC
filed 2015-05-11
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2015
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040
(Address of principal executive offices, including zip code)
(713) 996-4700
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

Number of shares of registrant’s Common Stock outstanding as of May 11, 2015: 14,233,635, par value $0.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$ 2,409	$ 47
Trade accounts receivable, net of allowance for doubtful accounts of $9,102 in 2015 and $8,713 in 2014	212,017	239,236
Inventories, net	112,659	115,658
Costs and estimated profits in excess of billings on uncompleted contracts	23,253	20,083
Prepaid expenses and other current assets	5,075	3,004
Deferred income taxes	7,908	8,250
Total current assets	363,321	386,278
Property and equipment, net	68,985	69,979
Goodwill	253,312	253,312
Other intangible assets, net of accumulated amortization of $73,657 in 2015 and $66,412 in 2014	123,088	130,333
Other long-term assets	1,736	1,730
Total assets	$ 810,442	$ 841,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 41,603	$ 38,608
Trade accounts payable	93,730	100,774
Accrued wages and benefits	24,757	26,967
Federal income taxes payable	4,081	8,130
Customer advances	4,207	4,262
Billings in excess of costs and profits on uncompleted contracts	7,075	8,840
Other current liabilities	15,457	19,621
Total current liabilities	190,910	207,202
Long-term debt, less current maturities	363,222	372,908
Less unamortized debt issuance costs	(2,425)	(2,714)
Long-term debt less unamortized debt issuance costs	360,797	370,194
Non-current deferred income taxes	17,736	21,284
Commitments and Contingencies (Note 14)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2014); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2014); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,698,171 in 2015 and 14,655,356 in 2014 shares issued	146	146
Additional paid-in capital	115,972	115,605
Retained earnings	158,037	148,409
Accumulated other comprehensive loss	(8,740)	(5,700)
Treasury stock, at cost (471,615 shares in 2015 and 280,195 in 2014)	(24,432)	(15,524)
Total shareholders’ equity	240,999	242,952
Total liabilities and shareholders’ equity	$ 810,442	$ 841,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2015	2014

Sales	$ 341,594	$ 348,504
Cost of sales	243,545	246,797
Gross profit	98,049	101,707
Selling, general and administrative expense	79,950	80,553
Operating income	18,099	21,154
Other expense (income), net	(249)	(150)
Interest expense	2,683	3,397
Income before income taxes	15,665	17,907
Provision for income taxes	6,014	6,944
Net income	9,651	10,963
Preferred stock dividend	23	23
Net income attributable to common shareholders	$ 9,628	$ 10,940

Net income	$ 9,651	$ 10,963
Loss on long-term investment, net of income taxes	-	(55)
Cumulative translation adjustment, net of income taxes	(3,040)	(1,290)
Comprehensive income (loss)	$ 6,611	$ 9,618

Basic earnings per share	$ 0.67	$ 0.74
Weighted average common shares outstanding	14,391	14,724
Diluted earnings per share	$ 0.63	$ 0.70
Weighted average common shares and common equivalent shares outstanding	15,231	15,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,651	$ 10,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,901	2,984
Amortization of intangible assets	5,358	5,577
Bad debt expense	516	524
Amortization of debt issuance costs	289	289
Compensation expense for restricted stock	812	685
Tax loss (benefit) related to vesting of restricted stock	46	(637)
Deferred income taxes	1,262	(3,157)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	23,588	(18,010)
Costs and estimated profits in excess of billings on uncompleted contracts	(3,340)	6,510
Inventories	3,018	1,041
Prepaid expenses and other assets	(2,181)	636
Accounts payable and accrued expenses	(18,389)	10,450
Billings in excess of costs and estimated profits on uncompleted contracts	(1,550)	2,795
Net cash provided by operating activities	21,981	20,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,574)	(1,684)
Sale of long-term investment	-	(1,688)
Acquisitions of businesses, net of cash acquired	-	(287,043)
Net cash used in investing activities	(3,574)	(290,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	123,351	380,439
Principal payments on revolving line of credit and other long-term debt	(130,016)	(104,454)
Dividends paid	(23)	(23)
Purchase of treasury stock	(8,908)	-
Tax benefit related to vesting of restricted stock	(46)	637
Net cash provided by (used in) financing activities	(15,642)	276,599
EFFECT OF FOREIGN CURRENCY ON CASH	(403)	(172)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,362	6,662
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47	5,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,409	$ 12,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 13 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results expected for the full fiscal year.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to recognize debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, early adoption is permitted. DXP adopted this guidance for the first quarter of 2015 and adjusted the balance sheet for all periods presented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB issued a proposal to defer the effective date. If approved, the pronouncement would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Three Months Ended March 31,
	2015	2014

Fair value at beginning of period	$ -	$ 1,837
Investment during the period	-	-
Realized and unrealized gains (losses) included in other comprehensive income	-	(149)
Proceeds on sale of investment	-	(1,688)
Fair value at end of period	$ -	$ -

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

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	March 31, 2015	December 31, 2014

Finished goods	$ 100,372	$ 99,732
Work in process	12,287	15,926
Inventories, net	$ 112,659	$ 115,658

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

Costs and estimated earnings on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2015	December 31, 2014
Costs incurred on uncompleted contracts	44,412	49,133
Estimated earnings, thereon	15,037	16,749
Total	59,449	65,882
Less: billings to date	43,247	54,701
Net	16,202	11,181

Such amounts were included in the accompanying consolidated balance sheets for 2015 and 2014 under the following captions (in thousands):

	March 31, 2015	December 31, 2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 23,253	$ 20,083
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,075)	(8,840)
Translation Adjustment	24	(62)
Net	$ 16,202	$ 11,181

NOTE 7 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	March 31, 2015	December 31, 2014

Land	$ 2,386	$ 2,386
Buildings and leasehold improvements	13,537	13,490
Furniture, fixtures and equipment	98,849	97,829
Less – Accumulated depreciation	(45,787)	(43,726)
Total Property and Equipment, net	$ 68,985	$ 69,979

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the three months ended March 31, 2015 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2014	$ 253,312	$ 130,333	$ 383,645
Acquired during the period	-	-	-
Translation adjustment	-	(1,887)	(1,887)
Amortization	-	(5,358)	(5,358)
Balance as of March 31, 2015	$ 253,312	$ 123,088	$ 376,400

The following table presents goodwill balance by reportable segment as of March 31, 2015 and December 31, 2014 (in thousands):
	March 31, 2015	December 31, 2014
Service Centers	$ 167,302	$ 167,302
Innovative Pumping Solutions	68,872	68,872
Supply Chain Services	17,138	17,138
Total	$ 253,312	$ 253,312

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,361)	$ 1,135	$ 2,496	$ (1,330)	$ 1,166
Customer relationships	192,512	(71,082)	121,430	192,512	(63,957)	128,555
Non-compete agreements	1,737	(1,214)	523	1,737	(1,125)	612
Total	$ 196,745	$ (73,657)	$ 123,088	$ 196,745	$ (66,412)	$ 130,333

Other intangible assets are generally amortized according to estimated economic benefits over their estimated useful lives.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Line of credit	$ 196,519	$ 193,443
Term loan	203,125	212,500
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	5,016	5,216
Unsecured subordinated notes payable in quarterly installments at 5% through November 2015	165	357
Less unamortized debt issuance costs	(2,425)	(2,714)
	402,400	408,802
Less: Current portion	(41,603)	(38,608)
Long-term debt less current maturities	$ 360,797	$ 370,194

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

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At March 31, 2015 the term loan component of the facility was $203.1 million. The Facility expires on January 2, 2019.

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

On March 31, 2015, the LIBOR based rate of the Facility was LIBOR plus 2.00% the prime based rate of the Facility was prime plus 1.00%, and the commitment fee was 0.35%. At March 31, 2015, $399.6 million was borrowed under the Facility at a weighted average interest rate of approximately 2.2% under the LIBOR options. At March 31, 2015, the Company had $41.3 million available for borrowing under the Facility.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

NOTE 10 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of March 31, 2015 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2015:

Number of shares authorized for grants	800,000
Number of shares granted	(850,378)
Number of shares forfeited	131,664
Number of shares available for future grants	81,286
Weighted-average grant price of granted shares	$ 28.11

Changes in restricted stock for the three months ended March 31, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2014	179,942	$ 52.71
Granted	13,000	$ 46.08
Forfeited	(8,643)	$ 62.76
Vested	(42,815)	$ 47.02
Non-vested at March 31, 2015	141,484	$ 53.21

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2015 and 2014 was $0.8 million and $0.7 million, respectively. Related income tax benefits recognized in earnings for the three months ended March 31, 2015 and 2014 were approximately $0.3 million and $0.3 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at March 31, 2015 and December 31, 2014 was $6.7 million and $6.9 million, respectively. As of March 31, 2015, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 31.2 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Basic:
Weighted average shares outstanding	14,391	14,724
Net income	$ 9,651	$ 10,963
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$ 9,628	$ 10,940
Per share amount	$ 0.67	$ 0.74

Diluted:
Weighted average shares outstanding	14,391	14,724
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	15,231	15,564
Net income attributable to common shareholders	$ 9,628	$ 10,940
Convertible preferred stock dividend	23	23
Net income for diluted earnings per share	$ 9,651	$ 10,963
Per share amount	$ 0.63	$ 0.70

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

On January 2, 2014, the Company completed the acquisition of all of the equity securities and units of B27, LLC (“B27”) by way of a Securities Purchase Agreement to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs recognized within SG&A in the 2013 statement of income.  The purchase price was financed with borrowings under our amended credit facility and approximately $4.0 million (36,000 shares) of DXP common stock. DXP has not completed the valuation of working capital due to a dispute with the sellers of B27 regarding the working capital adjustment to the purchase price. Estimated goodwill of $178.3 million and intangible assets of $81.1 million were recognized for this acquisition. Approximately $154.6 million of the estimated goodwill or intangible assets are expected not to be tax deductible. The estimated goodwill associated with this acquisition is included in the IPS and Service Centers segments. During the fourth quarter of 2014, DXP performed its annual impairment test and recognized impairment expense of $105.3 million on the goodwill associated with the acquisition of B27.

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (“MT&S”) to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.7 million for MT&S, which was borrowed under our existing credit facility. DXP has completed valuations of intangibles for MT&S, the valuation of working capital items, and completed the analysis of tax effects, however, the amounts remain preliminary due to potential working capital adjustments. Estimated goodwill of $4.3 million and intangible assets of $4.1 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

The value assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. For B27, a discount rate of 13.5% was deemed appropriate for valuing these assets and was based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

For the three months ended March 31, 2015, businesses acquired during 2014 contributed sales of $43.7 million and a loss before taxes of approximately $1.4 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2014 in connection with the acquisitions described above (in thousands):

	B27	MT&S	Total

Cash	$ 2,538	$ 806	$ 3,344
Accounts Receivable, net	51,448	5,656	57,104
Inventory	6,472	2,522	8,994
Property and equipment	14,573	557	15,130
Goodwill and intangibles(1)	259,412	8,405	267,817
Other assets	1,791	59	1,850
Assets acquired	336,234	18,005	354,239
Current liabilities assumed	26,690	3,336	30,026
Non-current liabilities assumed	15,992	-	15,992
Net assets acquired	$ 293,552	$14,669	$ 308,221

(1) The amounts in the table above do not reflect the $105.3 million of goodwill impairment charges for B27 recorded in the fourth quarter of 2014.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2015 and 2014, assuming the acquisition of businesses completed in 2014 were consummated as of January 1, 2014 are as follows (in thousands, except per share data):

Three Months Ended March 31,
	2015	2014
Net sales	$ 341,594	$ 358,304
Net income	$ 9,651	$ 11,876
Per share data
Basic earnings	$ 0.67	$ 0.81
Diluted earnings	$ 0.63	$ 0.76

NOTE 13 - SEGMENT REPORTING

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

The following table sets out financial information relating the Company’s segments (in thousands):

Three Months ended March 31,
	Service Centers	IPS	SCS	Total
2015
Sales	$ 225,792	$ 74,263	$ 41,539	$ 341,594
Operating income for reportable segments	$ 22,866	$ 8,626	$ 3,279	$ 34,771

2014
Sales	$ 231,224	$ 79,881	$ 37,399	$ 348,504
Operating income for reportable segments	$ 24,425	$ 9,549	$ 3,125	$ 37,099

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating income for reportable segments	$ 34,771	$ 37,099
Adjustment for:
Amortization of intangibles	5,358	5,577
Corporate and other expense, net	11,314	10,368
Total operating income	18,099	21,154
Interest expense, net	2,683	3,397
Other expense (income), net	(249)	(150)
Income before income taxes	$ 15,665	$ 17,907

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 15 – SHARE REPURCHASES

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 191,420 shares for $8.9 million under this authorization as of March 31, 2015.

NOTE 16 - SUBSEQUENT EVENTS

On April 1, 2015, DXP acquired substantially all of the equity interests of Tool Supply, Inc. (“Tool Supply”). DXP acquired this business to enhance our metal working product offering in the Pacific northwest region of the United States. DXP paid approximately $5.2 million for Tool Supply which was borrowed under our existing credit Facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three months ended March 31, 2015 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended March 31,
	2015	%	2014	%
Sales	$341,594	100.0	$348,504	100.0
Cost of sales	243,545	71.3	246,797	70.8
Gross profit	98,049	28.7	101,707	29.2
Selling, general and administrative expense	79,950	23.4	80,553	23.1
Operating income	18,099	5.3	21,154	6.1
Interest expense	2,683	0.8	3,397	1.0
Other expense (income), net	(249)	0.1	(150)	0.0
Income before income taxes	15,665	4.6	17,907	5.1
Provision for income taxes	6,014	1.8	6,944	2.0
Net income	$ 9,651	2.8	$ 10,963	3.1
Per share amounts
Basic earnings per share	$ 0.67		$ 0.74
Diluted earnings per share	$ 0.63		$ 0.70

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

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

SALES. Sales for the three months ended March 31, 2015 decreased $6.9 million, or 2.0%, to approximately $341.6 million from $348.5 million for the prior corresponding period. MT&S, a business acquired on May 1, 2014, accounted for $11.3 million of the first quarter 2015 sales. Excluding first quarter 2015 sales from MT&S, on a same store sales basis, sales for the first quarter in 2015 decreased by $18.3 million, or 5.2% from the prior corresponding period. This sales decrease is primarily the result of decreases in our Service Center and IPS segments of $16.8 million and $5.6 million, respectively, on a same store sales basis. These decreases in sales were partially offset by an increase of $4.1 million within our SCS segment. These variances are explained in segment discussions below. The strength of the U.S. dollar contributed to the sales decline. Sales for our Canadian operations were $36.4 million for the first quarter of 2015. The change in the exchange rate reduced sales by approximately $4.5 million compared to the amount which would be calculated using the first quarter of 2014 average exchange rate.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2015 decreased by approximately 50 basis points from the prior corresponding period. This decrease is primarily the result of MT&S having a lower gross profit percentage of 20.6% than the 29.0% gross profit percentage for the remainder of DXP. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 20 basis points. This decline in gross profit as a percentage of sales is primarily the result of an approximate 560 basis point decline in the gross profit percentage for $44.0 million of sales of safety related products and services in the first quarter of 2015. The decline in the gross profit percentage to 30.0% for the first quarter of 2015, from 35.6% for the first quarter of 2014, for safety related products and services is primarily the result of a decline in sales of higher margin safety services work in upstream oil and gas markets due to a significant decline in the number of drilling rigs operating in the U.S. and Canada.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended March 31, 2015 decreased by approximately $0.6 million, or 0.8% to $80.0 million from $80.6 million for the prior corresponding period. Selling, general and administrative expense from MT&S was $1.8 million of the first quarter amount. Excluding first quarter expenses from MT&S, on a same store sales basis, SG&A for the quarter decreased by $2.4 million, or 3.0%. Health care claims increased $1.8 million, or approximately 62% over the prior corresponding period, which was offset by a $4.2 million decrease in variable compensation related to declines in sales to customers in upstream oil and gas markets. As a percentage of sales, the first quarter 2015 expense increased approximately 55 basis points to 23.7%, from 23.1% for the prior corresponding period, on a same store sales basis, primarily as a result of increased health care claims.

OPERATING INCOME. Operating income for the first quarter of 2015 decreased $3.1 million, or 14.5% compared to the prior corresponding period. This decrease in operating income is primarily the result of the 2.0% decrease in sales and the 50 basis point decline in gross profit percentage discussed above. Operating income from MT&S reduced the decline in operating income by $0.5 million. Excluding operating income from MT&S, on a same store sales basis, operating income decreased $3.6 million, or 16.9% from the prior corresponding period. This decrease in operating income is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the first quarter of 2015 decreased 21.0% from the prior corresponding period primarily due to paying down debt during 2014 and 2015.

INCOME TAXES. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective tax rate for the first quarter of 2015 decreased to 38.4% from 38.7% in the prior corresponding period primarily as a result of small changes in permanent differences.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $5.4 million, or 2.4% for the first quarter of 2015 compared to the prior corresponding period. Excluding first quarter 2015 Service Centers segment sales from MT&S of $11.3 million, Service Centers segment sales for the first quarter in 2015 decreased $16.8 million, or 7.3% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the first quarter of 2015, this decline in sales to the upstream oil and gas industry would be expected to continue during the remainder of 2015. The strength of the U.S. dollar also contributed to the sales decline. Service Center sales for our Canadian operations were $30.6 million. The change in the exchange rate reduced sales by $3.8 million compared to the amount which would be calculated using the first quarter of 2014 average exchange rate. As a percentage of sales, the first quarter gross profit percentage for the Service Centers segment decreased approximately 70 basis points from the prior corresponding period. Excluding the first quarter Service Centers segment results of MT&S, the gross profit percentage decreased approximately 20 basis points from the prior corresponding period. The decline in gross profit as a percentage of sales, on a same store sales basis, is primarily the result of an approximate 560 basis point decline in the gross profit percentage for $41.0 million of sales of safety related products and services in the first quarter of 2015. The decline in the gross profit percentage to 30.9% for the first quarter of 2015, from 36.5% in the prior corresponding period, for safety related products and services is primarily the result of decreased sales of higher margin safety services work in upstream oil and gas markets in the U.S and Canada due to a significant decline in the number of drilling rigs operating in the U.S and Canada. Operating income for the Service Centers segment decreased $1.6 million, or 6.4%. Excluding first quarter Service Centers segment operating income from MT&S of $0.8 million, Service Centers segment operating income for the first quarter in 2015 decreased by $2.4 million, or 9.7% primarily as a result of the decreased sales and gross profit discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $5.6 million, or 7.0% for the first quarter of 2015 compared to the prior corresponding period. This decrease was primarily the result of a decline in the capital spending by oil and gas producers and related businesses. This decline in IPS sales could continue during the remainder of 2015 if crude oil and natural gas prices remain at, or below, prices experienced during the first quarter of 2015. As a percentage of sales, the first quarter gross profit percentage for the IPS segment increased approximately 40 basis points from the prior corresponding period primarily as a result of improved gross profit as a percentage of sales by B27. B27 experienced cost overruns in the first quarter of 2014. Operating income for the IPS segment decreased $0.9 million, or 9.7%, primarily as a result of the 7.0% decrease in sales.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $4.1 million, or 11.1%, for the first quarter of 2015 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to new and existing customers in the automotive, petrochemical, mining and gas turbine industries which were partially offset by decreases in sales to customers in the in oilfield services and oilfield equipment manufacturing industries. We suspect the customers, which purchased more products from DXP, did so because the customers increased production during the period. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in the number of drilling rigs operating in the U.S and Canada. Operating income for the SCS segment increased 5.0% primarily as a result of the 11.1% increase in sales.

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

For the three months ended March 31, 2015, businesses acquired during 2014 contributed sales of $43.7 million and a loss before taxes of approximately $1.4 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2014 in connection with the acquisitions described above (in thousands):
	B27	MT&S	Total

Cash	$ 2,538	$ 806	$ 3,344
Accounts Receivable, net	51,448	5,656	57,104
Inventory	6,472	2,522	8,994
Property and equipment	14,573	557	15,130
Goodwill and intangibles(1)	259,412	8,405	267,817
Other assets	1,791	59	1,850
Assets acquired	336,234	18,005	354,239
Current liabilities assumed	26,690	3,336	30,026
Non-current liabilities assumed	15,992	-	15,992
Net assets acquired	$ 293,552	$14,669	$ 308,221

(1) The amounts in the table above do not reflect the $105.3 million of goodwill impairment charges for B27 recorded in the fourth quarter of 2014.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2015 and 2014, assuming the acquisition of businesses completed in 2014 were consummated as of January 1, 2014 are as follows (in thousands, except per share data):

Three Months Ended March 31,
	2015	2014
Net sales	$ 341,594	$ 358,304
Net income	$ 9,651	$ 11,876
Per share data
Basic earnings	$ 0.67	$ 0.81
Diluted earnings	$ 0.63	$ 0.76

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The Company generated $22.0 million of cash in operating activities during the three months ended March 31, 2015 compared to $20.7 million during the prior corresponding period. The increase between the two periods was primarily driven by changes in working capital.

During the three months ended March 31, 2015, the amount available to be borrowed under our credit agreement with our bank lender decreased from $51.0 million at December 31, 2014 to $41.3 million at March 31, 2015. This decrease in availability primarily resulted from the $3.3 million decline in the earnings before taxes, interest, depreciation and amortization for the first quarter of 2015 compared to the first quarter of 2014.

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

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At March 31, 2015 the term loan component of the facility was $203.1 million. The Facility expires on January 2, 2019.

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

On March 31, 2015, the LIBOR based rate of the Facility was LIBOR plus 2.00%, the prime based rate of the Facility was prime plus 1.00%, and the commitment fee was 0.35%. At March 31, 2015, $399.6 million was borrowed under the Facility at a weighted average interest rate of approximately 2.2% under the LIBOR options. At March 31, 2015, the Company had $41.3 million available for borrowing under the Facility.

At March 31, 2015, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.25 to 1.0 as of the last day of each quarter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; (e) issued and outstanding letters of credit; and (f) contingent obligations for funded indebtedness. At March 31, 2015, the Company’s Leverage Ratio was 2.95 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At March 31, 2015, the Company's Consolidated Fixed Charge Coverage Ratio was 1.78 to 1.00.

Asset Coverage Ratio –The Facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date. At March 31, 2015, the Company's Asset Coverage Ratio was 1.29 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of March 31, 2015 (in thousands, except for ratios):
For the Twelve Months ended March 31, 2015	Leverage Ratio

Loss before taxes	$ (28,805)
Interest expense	12,083
Depreciation and amortization	34,776
Impairment expense	117,569
Stock compensation expense	3,629
Pro forma acquisition EBITDA	191
Other adjustments	(162)
(A) Defined EBITDA	$ 139,281

As of March 31, 2015
Total long-term debt, including current maturities	$ 402,400
Unamortized debt issuance costs	2,425
Outstanding letters of credit	6,496
(B) Defined indebtedness	$ 411,321

Leverage Ratio (B)/(A)	2.95

The following table sets forth the computation of the Asset Coverage Ratio as of March 31, 2015 (in thousands, except for ratios):

Credit facility outstanding balance			$ 196,519
Defined indebtedness			$ 196,519

Accounts receivable, net	212,017	85%	$ 180,214
Inventory	112,659	65%	73,228
			$ 253,442
Asset Coverage Ratio			1.29

Borrowings (in thousands):

	March 31, 2015	December 31, 2014	Increase (Decrease)
Current portion of long-term debt	$ 41,603	$ 38,608	$ 2,995
Long-term debt, less unamortized debt issuance costs	360,797	370,194	(9,397)
Total long-term debt	$ 402,400	$ 408,802	$ (6,402)
Amount available	$ 41,339(1)	$ 50,955(1)	$ (9,616)

(1) Represents amount available to be borrowed at the indicated date under the Facility. The decrease in the amount available to be borrowed is primarily the result of the $4.8 million decline in Defined EBITDA in the first quarter of 2015 compared to the first quarter of 2014.

Performance Metrics (in days):

	Three Months Ended March 31,
			Increase
	2015	2014	(Decrease)
Days of sales outstanding	58.2	60.6	(2.4)
Inventory turns	8.8	9.0	(0.2)

Accounts receivable days of sales outstanding were 58.2 days at March 31, 2015 compared to 60.6 days at March 31, 2014. The 2.4 days decrease was primarily due to improved collection days for B27 resulting from completion of a large contract job with a high accounts receivable balance in 2014. Inventory turns were 8.8 times compared to 9.0 times at March 31, 2015. The slight decrease is primarily related to our first quarter 2015 organic sales decline, which resulted in sales decreasing faster than inventory decreased.

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

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 191,420 shares for $8.9 million under this authorization as of March 31, 2015. The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2015:

Month Ended	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 31, 2015	191,240	$ 46.53	191,420	208,580
February 28, 2015	-	-	-	208,580
March 31, 2015	-	-	-	208,580
Total	191,240	$ 46.53	191,420	208,580

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

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three ended March 31, 2015 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to recognize debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, early adoption is permitted. DXP adopted this guidance for the first quarter of 2015 and adjusted the balance sheet for all periods presented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB issued a proposal to defer the effective date. If approved, the pronouncement would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at March 31, 2015 and 2014, a 100 basis point change in interest rates would result in approximately a $4.0 million and a $4.6 million change in annual interest expense, respectively. The decrease from 2014 is primarily the result of paying down debt during 2014 and 2015.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

No material changes have occurred from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dated: May 11, 2015