Form 10-Q
period 2015-08-07
DXP ENTERPRISES INC
filed 2015-08-10
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2015
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.	For the transition period from	to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant’s Common Stock outstanding as of August 10, 2015: 14,243,354, par value $0.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$ 1,488	$ 47
Trade accounts receivable, net of allowance for doubtful accounts of $8,837 in 2015 and $8,713 in 2014	194,346	239,236
Inventories, net	109,724	115,658
Costs and estimated profits in excess of billings on uncompleted contracts	25,930	20,083
Prepaid expenses and other current assets	4,737	3,004
Deferred income taxes	8,301	8,250
Total current assets	344,526	386,278
Property and equipment, net	69,385	69,979
Goodwill	256,213	253,312
Other intangible assets, net of accumulated amortization of $76,632 in 2015 and $66,412 in 2014	120,301	130,333
Other long-term assets	3,191	1,730
Total assets	$ 793,616	$ 841,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 44,568	$ 38,608
Trade accounts payable	84,199	100,774
Accrued wages and benefits	22,194	26,967
Federal income taxes payable	7,433	8,130
Customer advances	3,773	4,262
Billings in excess of costs and profits on uncompleted contracts	8,106	8,840
Other current liabilities	24,944	19,621
Total current liabilities	195,217	207,202
Long-term debt, less current maturities	334,940	372,908
Less unamortized debt issuance costs	(2,135)	(2,714)
Long-term debt less unamortized debt issuance costs	332,805	370,194
Non-current deferred income taxes	18,400	21,284
Commitments and Contingencies (Note 14)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2015); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at June 30, 2015); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,655,356 in 2015 and 14,655,356 in 2014 shares issued	146	146
Additional paid-in capital	114,530	115,605
Retained earnings	165,182	148,409
Accumulated other comprehensive loss	(10,471)	(5,700)
Treasury stock, at cost (420,921 shares in 2015 and 280,195 in 2014)	(22,209)	(15,524)
Total shareholders’ equity	247,194	242,952
Total liabilities and shareholders’ equity	$ 793,616	$ 841,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$ 323,688	$ 381,603	$ 665,282	$ 730,107
Cost of sales	232,389	270,557	475,934	517,354
Gross profit	91,299	111,046	189,348	212,753
Selling, general and administrative expense	77,304	83,654	157,254	164,207
Operating income	13,995	27,392	32,094	48,546
Other expense (income), net	(145)	141	(394)	(9)
Interest expense	2,592	3,176	5,275	6,573
Income before income taxes	11,548	24,075	27,213	41,982
Provision for income taxes	4,381	9,191	10,395	16,135
Net income	7,167	14,884	16,818	25,847
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 7,145	$ 14,862	$ 16,773	$ 25,802

Net income	$ 7,167	$ 14,884	$ 16,818	$ 25,847
Loss on long-term investment, net of income taxes		-		55
Cumulative translation adjustment	1,731	(675)	4,771	615
Comprehensive income	$ 5,436	$ 15,559	$ 12,047	$ 25,177

Basic earnings per share	$ 0.50	$ 1.01	$ 1.17	$ 1.75
Weighted average common shares outstanding	14,368	14,708	14,380	14,716
Diluted earnings per share	$ 0.47	$ 0.96	$ 1.11	$ 1.66
Weighted average common shares and common equivalent shares outstanding	15,208	15,548	15,220	15,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 16,818	$ 25,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,919	6,077
Amortization of intangible assets	10,667	11,237
Bad debt expense	917	978
Amortization of debt issuance costs	578	578
Compensation expense for restricted stock	1,557	1,732
Tax loss (benefit) related to vesting of restricted stock	10	(742)
Deferred income taxes	13	(1,925)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	41,632	(43,176)
Costs and estimated profits in excess of billings on uncompleted contracts	(5,983)	11,413
Inventories	6,069	2,632
Prepaid expenses and other assets	(3,164)	(2,581)
Accounts payable and accrued expenses	(20,691)	6,550
Billings in excess of costs and estimated profits on uncompleted contracts	(538)	1,147
Net cash provided by operating activities	53,804	19,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,516)	(4,700)
Sale of long-term investment	-	1,688
Acquisitions of businesses, net of cash acquired	(5,000)	(301,097)
Net cash used in investing activities	(11,516)	(304,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	206,486	541,788
Principal payments on revolving line of credit and other long-term debt	(238,473)	(244,509)
Dividends paid	(45)	(45)
Purchase of treasury stock	(8,908)	(6,771)
Tax loss (benefit) related to vesting of restricted stock	(10)	742
Net cash provided by (used in) financing activities	(40,950)	291,205
EFFECT OF FOREIGN CURRENCY ON CASH	103	(239)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,441	6,624
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47	5,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,488	$ 12,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and services to industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 13 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2014 and June 30, 2015 (unaudited), condensed consolidated statements of income and comprehensive income for the three and six months ending June 30, 2014 and June 30, 2015 (unaudited), and condensed consolidated statements of cash flows for the six months ended June 30, 2014 and June 30, 2015 (unaudited). All such adjustments represent normal recurring items.

All intercompany accounts and transactions have been eliminated upon consolidation.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB approved a proposal to defer the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory ("ASU 2015-11"). The amendments in ASU 2015-11 clarify the subsequent measurement of inventory requiring an entity to subsequently measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU applies only to inventory that is measured using the first-in, first-out (FIFO) or average cost method. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in ASU 2015-11 should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

The Company paid a total of $1.7 million for an investment with quoted market prices in an active market. At December 31, 2013, the market value of this investment was $1.8 million. During the first quarter of 2014, the Company sold this investment for $1.7 million. The Company recognized a $0.1 million loss in 2014 on the sale of his investment, which is included in other income within our condensed consolidated statements of income.

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

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	June 30, 2015	December 31, 2014

Finished goods	$ 99,908	$ 99,732
Work in process	9,816	15,926
Inventories, net	$ 109,724	$ 115,658

NOTE 6 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

Costs and estimated profits in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$ 46,502	$ 49,133
Estimated profits, thereon	15,994	16,749
Total	62,496	65,882
Less: billings to date	44,667	54,701
Net	$ 17,829	$ 11,181

Such amounts were included in the accompanying consolidated balance sheets for 2015 and 2014 under the following captions (in thousands):

	June 30, 2015	December 31, 2014
Costs and estimated profits in excess of billings on uncompleted contracts	$ 25,930	$ 20,083
Billings in excess of costs and profits on uncompleted contracts	(8,106)	(8,840)
Translation adjustment	5	(62)
Net	$ 17,829	$ 11,181

NOTE 7 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	June 30, 2015	December 31, 2014

Land	$ 2,386	$ 2,386
Buildings and leasehold improvements	15,408	13,490
Furniture, fixtures and equipment	100,298	97,829
Less – Accumulated depreciation	(48,707)	(43,726)
Total property and equipment, net	$ 69,385	$ 69,979

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the three months ended June 30, 2015 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2014	$ 253,312	$ 130,333	$ 383,645
Acquired during the period	2,901	2,027	4,928
Translation adjustment	-	(1,392)	(1,392)
Amortization	-	(10,667)	(10,667)
Balance as of June 30, 2015	$ 256,213	$ 120,301	$ 376,514

The following table presents goodwill balance by reportable segment as of June 30, 2015 and December 31, 2014 (in thousands):
	June 30, 2015	December 31, 2014
Service Centers	$ 170,203	$ 167,302
Innovative Pumping Solutions	68,872	68,872
Supply Chain Services	17,138	17,138
Total	$ 256,213	$ 253,312

As of October 1, 2014, DXP determined it had eight reporting units. The DXP Core Supply Chain Services, DXP Core IPS, DXP Core Service Centers, Canada Service Centers and NatPro Service Centers reporting units had an aggregate goodwill value of $180.3 million at December 31, 2014. The fair value of each of these reporting units as of October 1, 2014 was substantially in excess of each reporting unit’s carrying value. The remaining reporting units, B27 Service Centers, B27 IPS and NatPro IPS, recorded impairment losses during the fourth quarter of 2014. The NatPro IPS goodwill was reduced to zero with the impairment, and the remaining aggregate goodwill for the B27 Service Centers and B27 IPS reporting units was $73 million at June 30, 2015 and December 31, 2014.

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$ 2,496	$ (1,393)	$ 1,103	$ 2,496	$ (1,330)	$ 1,166
Customer relationships	192,707	(74,003)	118,704	192,512	(63,957)	128,555
Non-compete agreements	1,730	(1,236)	494	1,737	(1,125)	612
Total	$ 196,933	$ (76,632)	$ 120,301	$ 196,745	$ (66,412)	$ 130,333

Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Line of credit	$ 180,944	$ 193,443
Term loan	193,750	212,500
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	4,814	5,216
Unsecured subordinated notes payable in quarterly installments at 5%	-	357
Less unamortized debt issuance costs	(2,135)	(2,714)
	377,373	408,802
Less: Current portion	(44,568)	(38,608)
Long-term debt less current maturities	$ 332,805	$ 370,194

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

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At June 30, 2015 the term loan component of the facility was $193.8 million. The Facility expires on January 2, 2019.

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

On June 30, 2015, the LIBOR based rate of the Facility was LIBOR plus 2.00% the prime based rate of the Facility was prime plus 1.00%, and the commitment fee was 0.35%. At June 30, 2015, $374.7 million was borrowed under the Facility at a weighted average interest rate of approximately 2.2% under the LIBOR options. At June 30, 2015, the Company had $27.5 million available for borrowing under the Facility.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the credit facility.

On August 5, 2015, DXP amended the Facility to increase the maximum Consolidated Leverage Ratio and reduce the required Consolidated Fixed Charge Coverage Ratio. See additional discussion of the amendment in Note 16 – Subsequent Events to the Condensed Consolidated Financial Statements included herein.

 NOTE 10 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of June 30, 2015 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at June 30, 2015:

Number of shares authorized for grants	800,000
Number of shares granted	(850,378)
Number of shares forfeited	131,664
Number of shares available for future grants	81,286
Weighted-average grant price of granted shares	$ 28.11

Changes in restricted stock for the six months ended June 30, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2014	179,942	$ 52.71
Granted	13,000	$ 46.08
Forfeited	(8,643)	$ 62.76
Vested	50,694	$ 44.65
Non-vested at June 30, 2015	133,605	$ 54.48

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2015 and 2014 was $1.6 million and $1.7 million, respectively. Related income tax benefits recognized in earnings for the six months ended June 30, 2014 were approximately $0.6 million. Unrecognized compensation expense under the Restricted Stock Plan at June 30, 2015 and December 31, 2014 was $5.9 million and $6.9 million, respectively. As of June 30, 2015, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 28.9 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Weighted average shares outstanding	14,368	14,708	14,380	14,716
Net income	$ 7,167	$ 14,884	$ 16,818	$ 25,847
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$ 7,145	$ 14,862	$ 16,773	$ 25,802
Per share amount	$ 0.50	$ 1.01	$ 1.17	$ 1.75

Diluted:
Weighted average shares outstanding	14,368	14,708	14,380	14,716
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	15,208	15,548	15,220	15,556
Net income attributable to common shareholders	$ 7,145	$ 14,862	$ 16,773	$ 25,802
Convertible preferred stock dividend	22	22	45	45
Net income for diluted earnings per share	$ 7,167	$ 14,884	$ 16,818	$ 25,847
Per share amount	$ 0.47	$ 0.96	$ 1.11	$ 1.66

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

On April 1, 2015, the Company completed the acquisition of all of the equity interests of Tool Supply, Inc. (“TSI”) to expand DXP’s cutting tools offering in the Northwest region of the United States. DXP paid approximately $5.0 million for TSI, which was borrowed under our existing credit facility. DXP has not completed valuations of intangibles for TSI, the valuation of working capital items or completed the analysis of the tax effects, and therefore has made preliminary estimates for the purposes of this disclosure. Estimated goodwill of $2.9 million and intangible assets of $2.0 were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

The value assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates at the date of purchase. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. For B27, a discount rate of 13.5% was deemed appropriate for valuing these assets and was based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

For the three months ended June 30, 2015, businesses acquired during 2014 and 2015 contributed sales of $44.8 million and a loss before taxes of approximately $2.3 million.

For the six months ended June 30, 2015, businesses acquired during 2014 and 2015 contributed sales of $88.5 million and a loss before taxes of approximately $3.7 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2014 and 2015 in connection with the acquisitions described above (in thousands):

	B27	MT&S	TSI	Total

Cash	$ 2,538	$ 806	$ -	$ 3,344
Accounts receivable, net	51,448	5,656	442	57,546
Inventory	6,472	2,522	475	9,469
Property and equipment	14,573	557	42	15,172
Goodwill and intangibles(1)	259,412	8,405	4,929	272,746
Other assets	1,791	59	100	1,950
Assets acquired	336,234	18,005	5,988	360,227
Current liabilities assumed	26,690	3,336	335	30,361
Non-current liabilities assumed	15,992	-	653	16,645
Net assets acquired	$ 293,552	$14,669	$ 5,000	$ 313,221

(1) The amounts in the table above have not been reduced by the $105.3 million of goodwill impairment charges for B27 recorded in the fourth quarter of 2014.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and six months ended June 30, 2015 and 2014, assuming the acquisition of businesses completed in 2014 and 2015 were consummated as of January 1, 2014 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$ 323,688	$ 385,898	$ 666,500	$ 745,325
Net income	$ 7,167	$ 15,661	$ 17,054	$ 27,615
Per share data
Basic earnings	$ 0.50	$ 1.06	$ 1.18	$ 1.88
Diluted earnings	$ 0.47	$ 1.01	$ 1.12	$ 1.78

NOTE 13 - SEGMENT REPORTING

The Company’s reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, MRO products, equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended June 30,				Six Months ended June 30,
	Service Centers	IPS	SCS	Total	Service Centers	IPS	SCS	Total
2015
Sales	$ 214,116	$ 66,905	$ 42,667	$ 323,688	$ 439,907	$ 141,169	$ 84,206	$ 665,282
Operating income for reportable segments	$ 21,119	$ 5,912	$ 3,736	$ 30,767	$ 43,985	$ 14,539	$ 7,014	$ 65,538

2014
Sales	$ 248,839	$ 90,575	$ 42,189	$ 381,603	$ 480,063	$170,456	$ 79,588	$ 730,107
Operating income for reportable segments	$ 25,486	$ 15,800	$ 3,579	$ 44,865	$ 49,911	$ 25,350	$ 6,703	$ 81,964

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):
	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Operating income for reportable segments	$ 30,767	$ 44,865	$ 65,538	$ 81,964
Adjustment for:
Amortization of intangibles	5,309	5,660	10,667	11,237
Corporate expense	11,463	11,813	22,777	22,181
Total operating income	13,995	27,392	32,094	48,546
Interest expense	2,592	3,176	5,275	6,573
Other expense (income), net	(145)	141	(394)	(9)
Income before income taxes	$ 11,548	$ 24,075	$ 27,213	$ 41,982

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

NOTE 15 – SHARE REPURCHASES

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. During the first quarter of 2015, DXP purchased 191,420 shares for $8.9 million under this authorization, leaving 208,580 shares still authorized as of June 30, 2015.

NOTE 16 - SUBSEQUENT EVENTS

On August 6, 2015, DXP amended the Facility as follows:

1.	Amended the maximum Consolidated Leverage Ratio covenant as follows:

Period	Maximum Ratio
June 30, 2015 through September 30, 2016	4.25x
December 31, 2016	4.00x
March 31, 2017 through June 30, 2017	3.75x
September 30, 2017 through December 31, 2017	3.50x
March 31, 2018 and thereafter	3.25x

2.	Amended the minimum Consolidated Fixed Charge Coverage Ratio covenant as follows:

Period	Minimum Ratio
June 30, 2015 through December 31, 2016	1.15x
March 31, 2017 and thereafter	1.25x

3.	Added a new level, of LIBOR plus 2.75%, to the pricing grid for leverage greater than or equal to 4.00x.

We have evaluated subsequent events through the date the interim condensed consolidated financial statements were issued.  There were no additional subsequent events that required recognition or disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three and six months ended June 30, 2015 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

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

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	%	2014	%	2015	%	2014	%
Sales	$323,688	100.0	$381,603	100.0	$665,282	100.0	$730,107	100.0
Cost of sales	232,389	71.8	270,557	70.9	475,934	71.5	517,354	70.9
Gross profit	91,299	28.2	111,046	29.1	189,348	28.5	212,753	29.1
Selling, general and administrative expense	77,304	23.9	83,654	21.9	157,254	23.6	164,207	22.5
Operating income	13,995	4.3	27,392	7.2	32,094	4.9	48,546	6.6
Other expense (income), net	(145)	(0.1)	141	-	(394)	(0.1)	(9)	-
Interest expense	2,592	0.8	3,176	0.9	5,275	0.8	6,573	0.9
Income before income taxes	11,548	3.6	24,075	6.3	27,213	4.2	41,982	5.7
Provision for income taxes	4,381	1.4	9,191	2.4	10,395	1.6	16,135	2.2
Net income	$ 7,167	2.2	$ 14,884	3.9	$ 16,818	2.5	$ 25,847	3.5
Per share amounts
Basic earnings per share	$ 0.50		$ 1.01		$ 1.17		$ 1.75
Diluted earnings per share	$ 0.47		$ 0.96		$ 1.11		$ 1.66

DXP is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative
Pumping Solutions (IPS). The Service Centers are engaged in providing maintenance, repair and operating (MRO) products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment provides a wide range of MRO products and manages all or part of our customer’s supply chain, including inventory. The IPS segment fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps and manufactures branded private label pumps. Over 90% of DXP’s revenues represent sales of products.

Three Months Ended June 30, 2015 compared to Three Months Ended March 31, 2014

SALES. Sales for the three months ended June 30, 2015 decreased $57.9 million, or 15.2%, to approximately $323.7 million from $381.6 million for the prior corresponding period. Sales by businesses acquired accounted for a $4.4 million increase. Excluding second quarter 2015 sales from acquired businesses, on a same store sales basis, sales for the second quarter in 2015 decreased by $62.3 million, or 16.3% from the prior corresponding period. This sales decrease is the result of decreases in our Service Center and IPS segments of $39.1 million and $23.7 million, respectively, on a same store sales basis. These decreases in sales were partially offset by an increase of $0.5 million within our SCS segment. These variances are explained in segment discussions below. The strength of the U.S. dollar contributed to the sales decline. Sales for our Canadian operations were $32.6 million for the second quarter of 2015. The change in the exchange rate reduced sales by approximately $4.1 million compared to the amount which would be calculated using the second quarter of 2014 average exchange rate.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2015 decreased by almost 90 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales decreased by almost 90 basis points. The decline in the gross profit percentage, on a same store sales basis is primarily the result of an approximate 500 basis point decline in the gross profit percentage in our IPS segment discussed below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended June 30, 2015 decreased by approximately $6.3 million, or 7.6%, to $77.3 million from $83.6 million for the prior corresponding period. Selling, general and administrative expense from businesses acquired accounted for $0.9 million of the second quarter amount. Excluding second quarter expenses from acquired businesses, on a same store sales basis, SG&A for the quarter decreased by $7.2 million, or 8.7%. The decline in SG&A, on a same store sales basis, is partially the result of a $2.6 million decrease in variable compensation. In addition, the strength of the U.S. dollar contributed to the decline in SG&A. Expenses for our Canadian operations were $9.4 million for the second quarter of 2015. The change in the exchange rate reduced SG&A by approximately $1.2 million compared to the amount which would be calculated using the second quarter of 2014 average exchange rate. As a percentage of sales, the second quarter 2015 expense increased approximately 200 basis points to 23.9%, from 21.9% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage decrease in sales exceeding the percentage decline in SG&A.

OPERATING INCOME. Operating income for the second quarter of 2015 decreased $13.4 million, or 48.9% compared to the prior corresponding period. Operating income from businesses acquired reduced the decline in operating income by $0.3 million. Excluding operating income from acquired businesses, on a same store sales basis, operating income decreased $13.7 million, or 50.1% from the prior corresponding period. This decrease in operating income is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the second quarter of 2015 decreased 18.4% from the prior corresponding period primarily due to paying down debt during 2014 and 2015.

INCOME TAXES. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective tax rate for the second quarter of 2015 decreased to 37.9%, from 38.2% in the prior corresponding period, primarily as a result of changes in permanent differences and a decline in the effective state tax rate.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $34.7 million, or 14.0% for the second quarter of 2015 compared to the prior corresponding period. Excluding second quarter 2015 Service Centers segment sales from acquired businesses of $4.4 million, Service Centers segment sales for the second quarter in 2015 decreased $39.1 million, or 15.7% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the second quarter of 2015, this decline in sales to the upstream oil and gas industry would be expected to continue during the remainder of 2015. The strength of the U.S. dollar also contributed to the sales decline. Service Center sales for our Canadian operations were $23.1 million. The change in the exchange rate reduced sales by $2.9 million compared to the amount which would be calculated using the second quarter of 2014 average exchange rate. As a percentage of sales, the second quarter gross profit percentage for the Service Centers increased approximately 20 basis points, or approximately 25 basis points on a same store sales basis, from the prior corresponding period. Operating income for the Service Centers segment decreased $4.4 million, or 17.1%. Excluding second quarter Service Centers segment operating income from businesses acquired of $0.5 million, Service Centers segment operating income for the second quarter in 2015 decreased by $4.9 million, or 19.2%, primarily as a result of the decreased sales discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $23.7 million, or 26.1% for the second quarter of 2015 compared to the prior corresponding period. This decrease was primarily the result of a decline in the capital spending by oil and gas producers and related businesses stemming from the decline in the price of oil. This decline in IPS sales could continue during the remainder of 2015 if crude oil and natural gas prices remain at or below prices experienced during the second quarter of 2015. As a percentage of sales, the second quarter gross profit percentage for the IPS segment decreased approximately 500 basis points from the prior corresponding period primarily as a result of competitive pressures resulting in lower margin jobs and unabsorbed manufacturing overhead. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income for the IPS segment decreased $9.9 million, or 62.6%, primarily as a result of the 26.1% decrease in sales and 500 basis point decline in the gross profit percentage discussed above.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $0.5 million, or 1.1%, for the second quarter of 2015 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to new and existing customers in the food and beverage, transportation, and gas turbine industries which were partially offset by decreases in sales to customers in the  oilfield services and oilfield equipment manufacturing industries. We suspect the customers, which purchased more products from DXP, did so because the customers increased production during the period. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in the number of drilling rigs operating in the U.S and Canada. Operating income for the SCS segment increased 4.4% primarily as a result of the 1.1% increase in sales combined with the 8.3% increase in gross profit.

Six Months Ended June 30, 2015 compared to Six Months Ended March 31, 2014

SALES. Sales for the six months ended June 30, 2015 decreased $64.8 million, or 8.9%, to approximately $665.3 million from $730.1 million for the prior corresponding period. Sales by businesses acquired accounted for $15.7 million of second quarter sales. Excluding second quarter 2015 sales from businesses acquired, on a same store sales basis, sales for the second quarter in 2015 decreased by $80.5 million, or 11.0% from the prior corresponding period. This sales decrease is the result of decreases in our Service Center and IPS segments of $55.9 million and $29.3 million, respectively, on a same store sales basis. These decreases in sales were partially offset by an increase of $4.6 million within our SCS segment. These variances are explained in segment discussions below. The strength of the U.S. dollar contributed to the sales decline. Sales for our Canadian operations were $69.1 million for the six months ended June 30, 2015. The change in the exchange rate reduced sales by approximately $8.7 million compared to the amount which would be calculated using the average exchange rate for the first six months of 2014.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2015 decreased by approximately 70 basis points compared with the prior corresponding period. This decrease is primarily the result of an approximate 230 basis point decline in the gross profit percentage for our IPS segment discussed below. On a same store sales basis, gross profit as a percentage of sales for the six months ended June 30, 2015 decreased by almost 55 basis points compared with the prior corresponding period. This decline is primarily the result of an approximate 230 basis point decline in the gross profit percentage for our IPS segment discussed below.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A for the six months ended June 30, 2015 decreased by approximately $6.9 million, or 4.2%, to $157.3 million from $164.2 million for the prior corresponding period. SG&A from businesses acquired accounted for $2.7 million of the expense. Excluding expenses from businesses acquired, on a same store sales basis, SG&A year-to-date decreased by $9.7 million, or 5.9%. This decrease is primarily the result of a $6.6 million decrease in variable compensation. In addition, the strength of the U.S. dollar contributed to the decline in SG&A. Expenses for our Canadian operations were $20.0 million for the first six months of 2015. The change in the exchange rate reduced SG&A by approximately $2.6 million compared to the amount which would be calculated using the average exchange rate for the first six months of 2014. As a percentage of sales, the year-to-date 2015 expense increased to 23.6%, from 22.5% for the prior corresponding period as a result of the percentage decrease in sales discussed above exceeding the percentage decrease in SG&A.

OPERATING INCOME. Operating income for the first six months of 2015 decreased $16.5 million, or 33.9% compared to the prior corresponding period. Operating income from businesses acquired reduced the decline in operating income by $0.8 million. Excluding operating income from acquired businesses, on a same store sales basis, operating income decreased $17.3 million, or 35.6% from the prior corresponding period. This decrease in operating income is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the first six months of 2015 decreased 19.7% from the prior corresponding period primarily due to paying down debt during 2014 and 2015.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $40.2 million, or 8.4% for the first six months of 2015 compared to the prior corresponding period. Excluding year-to-date 2015 Service Centers segment sales from acquired businesses of $15.7 million, Service Centers segment sales for the first six months in 2015 decreased $55.9 million, or 11.6% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the first six months of 2015, this decline in sales to the upstream oil and gas industry would be expected to continue during the remainder of 2015. The strength of the U.S. dollar also contributed to the sales decline. Service Center sales for our Canadian operations were $53.8 million. The change in the exchange rate reduced sales by $6.7 million compared to the amount which would be calculated using the average exchange rate for the first six months of 2014. Gross profit as a percentage of sales, on a same store sales basis, stayed flat. Operating income for the Service Centers segment decreased $5.9 million, or 11.9%. Excluding year-to-date Service Centers segment operating income from acquired businesses of $1.3 million, Service Centers segment operating income for the first six months in 2015 decreased by $7.3 million, or 14.6% primarily as a result of the 11.6% decrease in sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $29.3 million, or 17.2% for the first six months of 2015 compared to the prior corresponding period. The sales decrease primarily resulted from a decrease in capital spending by our oil and gas related customers. Operating income for the IPS segment decreased by $10.8 million, or 42.7%, primarily as a result of the 17.2% decrease in sales as well as an approximate 230 basis point decline in gross profit percentage. The decreased gross profit as a percentage of sales for the IPS segment is the result of competitive pressures resulting in lower margin jobs and unabsorbed manufacturing and fabrication overhead. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $4.6 million, or 5.8%, for the first six months of 2015 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to new and existing customers in the transportation, food and beverage, mining and chemical industries, which were partially offset by decreases in sales to customers in the oilfield services and oilfield equipment manufacturing industries. We suspect the customers, which purchased more products from DXP, did so because the customers increased production during the period. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in the number of drilling rigs operating in the U.S and Canada. Operating income for the SCS segment increased 4.6% primarily as a result of the 5.8% increase in sales.

BUSINESS ACQUISITIONS, GOODWILL AND SUPPLEMENTAL PRO-FORMA DATA

A key component of our growth strategy includes completing acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 30 acquisitions across our three business segments. Below is a summary of recent acquisitions.

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

On April 1, 2015, the Company completed the acquisition of all of the equity interests of Tool Supply, Inc. (“TSI”) to expand DXP’s cutting tools offering in the Northwest region of the United States. DXP paid approximately $5.0 million for TSI, which was borrowed under our existing credit facility.

For the three months ended June 30, 2015, businesses acquired during 2014 and 2015 contributed sales of $44.8 million and a loss before taxes of approximately $2.3 million.

For the six months ended June 30, 2015, businesses acquired during 2014 and 2015 contributed sales of $88.5 million and a loss before taxes of approximately $3.7 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2014 and 2015 in connection with the acquisitions described above (in thousands):
	B27	MT&S	TSI	Total

Cash	$ 2,538	$ 806	$ -	$ 3,344
Accounts receivable, net	51,448	5,656	442	57,546
Inventory	6,472	2,522	475	9,469
Property and equipment	14,573	557	42	15,172
Goodwill and intangibles(1)	259,412	8,405	4,929	272,746
Other assets	1,791	59	100	1,950
Assets acquired	336,234	18,005	5,988	360,227
Current liabilities assumed	26,690	3,336	335	30,361
Non-current liabilities assumed	15,992	-	653	16,645
Net assets acquired	$ 293,552	$14,669	$ 5,000	$ 313,221

(1) The amounts in the table have not been reduced by the $105.3 million of goodwill impairment charges for B27 recorded in the fourth quarter of 2014.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and six months ended June 30, 2015 and 2014, assuming the acquisition of businesses completed in 2014 and 2015 were consummated as of January 1, 2014 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$ 323,688	$ 385,898	$ 666,500	$ 745,325
Net income	$ 7,167	$ 15,661	$ 17,054	$ 27,615
Per share data
Basic earnings	$ 0.50	$ 1.06	$ 1.18	$ 1.88
Diluted earnings	$ 0.47	$ 1.01	$ 1.12	$ 1.78

As of October 1, 2014, DXP determined it had eight reporting units. The DXP Core Supply Chain Services, DXP Core IPS, DXP Core Service Centers, Canada Service Centers and NatPro Service Centers reporting units had an aggregate goodwill value of $180.3 million at December 31, 2014. The fair value of each of these reporting units as of October 1, 2014 was substantially in excess of each reporting unit’s carrying value. The remaining reporting units, B27 Service Centers, B27 IPS and NatPro IPS, recorded impairment losses during the fourth quarter of 2014.

During 2014 DXP was working to improve the profitability of the NatPro IPS reporting unit. The decline in oil prices during the third quarter of 2014 significantly lowered the forecasts for oil and gas activity in Canada because Canada has high costs for oil production. This decline in forecasted oil and gas activity delayed the expected achievement of profitability for the NatPro IPS reporting unit. Considering the actual results of the NatPro IPS reporting unit for the nine months ended September 30, 2014 and the decline in oil prices, DXP did not believe it was reasonable to expect the NatPro IPS reporting unit to achieve the improved operating results in the time frame forecasted at the date of acquisition. The NatPro IPS goodwill was reduced to zero with the impairment.

DXP acquired B27 on January 1, 2014. At the time of acquisition, B27 management forecasted 2014 revenues to increase significantly over 2013 revenues based on their expectation of receiving several large orders from oil companies in South America. During the first half of 2014, the oil companies delayed the issuance of the expected purchase orders. However, oil prices increased during the period, which supported the probability the projects would be funded. During the third quarter of 2014 oil prices declined and it appeared the projects related to the expected orders were being deferred indefinitely. The indefinite delay in the pending large oil and gas production related projects in South America combined with the effect of the third quarter decline in oil prices on the domestic market reduced the expected fair value of the B27 reporting units. Considering the actual results of the B27 reporting units for the nine months ended September 30, 2014 and the decline in oil prices, DXP did not believe it was reasonable to expect B27 to be able to achieve the future operating results forecasted at the time of acquisition. The remaining aggregate goodwill for the B27 Service Centers and B27 IPS reporting units was $73 million at June 30, 2015 and December 31, 2014. Because the carrying values of the B27 reporting units equal the fair values of these reporting units as of October 1, 2014, a decline in the estimated cash flows of the reporting units could result in an impairment loss. A decline in the estimated cash flows could result from a significant, sustained decline in capital spending by oil and gas producers and related businesses.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing equipment and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The Company generated $53.8 million of cash in operating activities during the six months ended June 30, 2015 compared to $19.8 million during the prior corresponding period. The increase between the two periods was primarily driven by changes in working capital.

During the six months ended June 30, 2015, the amount available to be borrowed under our credit agreement with our bank lender decreased from $51.0 million at December 31, 2014 to $27.5 million at June 30, 2015. This decrease in availability primarily resulted from the $18.8 million decline in the earnings before taxes, interest, depreciation and amortization for the twelve months ended June 30, 2015 compared to the twelve months ended December 31, 2014.

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

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At June 30, 2015, the term loan component of the facility was $193.8 million. The Facility expires on January 2, 2019.

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

On June 30, 2015, the LIBOR based rate of the Facility was LIBOR plus 2.00%, the prime based rate of the Facility was prime plus 1.00%, and the commitment fee was 0.35%. At June 30, 2015, $374.7 million was borrowed under the Facility at a weighted average interest rate of approximately 2.2% under the LIBOR options. At June 30, 2015, the Company had $27.5 million available for borrowing under the most restrictive covenant under the Facility.

At June 30, 2015, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 3.25 to 1.0 as of the last day of each quarter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At June 30, 2015, the Company’s Leverage Ratio was 3.03 to 1.00.

Consolidated Fixed Charge Coverage Ratio –The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.0 with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At June 30, 2015, the Company's Consolidated Fixed Charge Coverage Ratio was 1.82 to 1.00.

Asset Coverage Ratio –The Facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date. At June 30, 2015, the Company's Asset Coverage Ratio was 1.26 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of June 30, 2015 (in thousands, except for ratios):
For the Twelve Months ended June 30, 2015	Leverage Ratio

Loss before taxes	$ (42,339)
Interest expense	11,499
Depreciation and amortization	34,350
Impairment expense	117,569
Stock compensation expense	3,386
Pro forma acquisition EBITDA	943
Other adjustments	(162)
(A) Defined EBITDA	$ 125,246

As of June 30, 2015
Total long-term debt, including current maturities	$ 377,373
Unamortized debt issuance costs	2,135
(B) Defined indebtedness	$ 379,508

Leverage Ratio (B)/(A)	3.03

The following table sets forth the computation of the Fixed Charge Coverage Ratio as of June 30, 2015 (in thousands, except for ratios):

For the Twelve Months ended June 30, 2015

Defined EBITDA	$ 125,246
Cash paid for income taxes	22,155
Capital expenditures	12,920
(A) Defined EBITDA minus capital expenditures & cash income taxes	$ 90,171

Cash interest payments	$ 10,343
Dividends	90
Scheduled principal payments	39,077
(B) Fixed Charges	$ 49,510

Fixed Charge Coverage Ratio (A)/(B)	1.82

The following table sets forth the computation of the Asset Coverage Ratio as of June 30, 2015 (in thousands, except for ratios):

Credit facility outstanding balance	$ 180,944
Outstanding letters of credit	6,889
Aggregate outstandings	$ 187,833

Accounts receivable (net), valued at 85% of gross	$ 165,194
Inventory, valued at 65% of gross	71,321
$ 236,515
Asset Coverage Ratio	1.26

Borrowings (in thousands):

	June 30, 2015	December 31, 2014	Increase (Decrease)
Current portion of long-term debt	$ 44,568	$ 38,608	$ 5,960
Long-term debt, less unamortized debt issuance costs	332,805	370,194	(37,389)
Total long-term debt	$ 377,373	$ 408,802	$ (31,429)
Amount available	$ 27,537(1)	$ 50,955(1)	$ (23,418)
(1) Represents amount available to be borrowed at the indicated date under the Facility under the most restrictive covenant. The decrease in the amount available to be borrowed is primarily the result of the $18.8 million decline in Defined EBITDA for the twelve months ended June 30, 2015 compared to the twelve months ended December 31, 2014.

Facility Amendment Subsequent to June 30, 2015:

On August 6, 2015, DXP amended the Facility to increase the maximum Consolidated Leverage Ratio and reduce the required Consolidated Fixed Charge Coverage Ratio. DXP incurred $0.5 million in debt issuance costs as a result of the amendment, which will be amortized over the remaining three and a half years of the loan.  See additional discussion of the amendment in Note 16 – Subsequent Events to the Condensed Consolidated Financial Statements included herein.

Performance Metrics (in days):

	Three Months Ended June 30,
			Increase
	2015	2014	(Decrease)

Days of sales outstanding	57.1	63.0	(5.9)
Inventory turns	8.5	9.7	(1.2)

Accounts receivable days of sales outstanding were 57.1 days at June 30, 2015 compared to 63.0 days at June 30, 2014. The 5.9 days decrease was primarily due to improved collection days for B27 resulting from completion of a large contract job with a large accounts receivable balance in 2014. Inventory turns were 8.5 times compared to 9.7 times at June 30, 2015. The decrease is primarily related to our second quarter 2015 organic sales decline, which resulted in sales decreasing faster than inventory decreased.

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

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 191,420 shares for $8.9 million under this authorization as of June 30, 2015. No shares were purchased during the second quarter of 2015.

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

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of results expected for the full fiscal year.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB approved a proposal to defer the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory ("ASU 2015-11"). The amendments in ASU 2015-11 clarify the subsequent measurement of inventory requiring an entity to subsequently measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU applies only to inventory that is measured using the first-in, first-out (FIFO) or average cost method. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in ASU 2015-11 should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The company is currently assessing the impact that this standard will have on its consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at June 30, 2015 and 2014, a 100 basis point change in interest rates would result in approximately a $3.8 million and a $4.9 million change in annual interest expense, respectively. The decrease from 2014 is primarily the result of paying down debt during 2014 and 2015.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* 10.1
First Amendment to Restated Credit Agreement dated as of August 6, 2015 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders.

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

Dated: August 10, 2015