Form 10-Q
period 2015-09-30
DXP ENTERPRISES INC
filed 2015-11-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7272 Pinemont, Houston, Texas 77040
(Address of principal executive offices, including zip code)
(713) 996-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Common Stock outstanding as of November 9, 2015: 14,398,648, par value $0.01 per share.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$8,137	$47
Trade accounts receivable, net of allowance for doubtful accounts of $10,544 in 2015 and $8,713 in 2014	187,501	239,236
Inventories, net	108,128	115,658
Costs and estimated profits in excess of billings on uncompleted contracts	20,274	20,083
Prepaid expenses and other current assets	4,172	3,004
Deferred income taxes	8,819	8,250
Total current assets	337,031	386,278
Property and equipment, net	70,349	69,979
Goodwill	206,860	253,312
Other intangible assets, net of accumulated amortization of $82,290 in 2015 and $66,412 in 2014	117,601	130,333
Other long-term assets	1,893	1,730
Total assets	$733,734	$841,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$47,699	$38,608
Trade accounts payable	82,664	100,774
Accrued wages and benefits	24,686	26,967
Federal income taxes payable	4,913	8,130
Customer advances	2,686	4,262
Billings in excess of costs and profits on uncompleted contracts	6,750	8,840
Other current liabilities	25,823	19,621
Total current liabilities	195,221	207,202
Long-term debt, less current maturities	330,834	372,908
Less unamortized debt issuance costs	(2,376)	(2,714)
Long-term debt less unamortized debt issuance costs	328,458	370,194
Non-current deferred income taxes	7,837	21,284
Commitments and Contingencies (Note 14)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2015); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at September 30, 2015); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,390,648 in 2015 and 14,655,356 in 2014 shares issued	146	146
Additional paid-in capital	110,376	115,605
Retained earnings	112,724	148,409
Accumulated other comprehensive loss	(10,303)	(5,700)
Treasury stock, at cost (272,152 shares in 2015 and 280,195 in 2014)	(12,986)	(15,524)
Total DXP Enterprises, Inc. shareholders’ equity	199,973	242,952
Noncontrolling interest	2,245	-
Total shareholders’ equity	202,218	242,952
Total liabilities and shareholders’ equity	$733,734	$841,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$303,080	$387,053	$968,362	$1,117,160
Cost of sales	217,374	273,644	693,308	790,998
Gross profit	85,706	113,409	275,054	326,162
Selling, general and administrative expense	75,082	82,611	232,336	246,818
Impairment of goodwill and other intangible	58,888	-	58,888
B27 settlement	7,348	-	7,348
Operating income	(55,612)	30,798	(23,518)	79,344
Other expense (income), net	327	10	(67)	1
Interest expense	2,630	3,295	7,905	9,868
Income (loss) before income taxes	(58,569)	27,493	(31,356)	69,475
Provision for income taxes	(5,885)	10,504	4,510	26,639
Net income (loss)	(52,684)	16,989	(35,866)	42,836
Less Net income (loss) attributable to noncontrolling interest	(249)	-	(249)	-
Net income (loss) attributable to DXP Enterprises, Inc.	(52,435)	16,989	(35,617)	42,836
Preferred stock dividend	23	23	68	68
Net income (loss) attributable to common shareholders	$(52,458)	$16,966	$(35,685)	$42,768

Net income (loss)	$(52,684)	$16,989	$(35,866)	$42,836
Loss on long-term investment, net of income taxes		-		55
Cumulative translation adjustment	(168)	1,137	4,603	1,752
Comprehensive income (loss)	$(52,516)	$15,852	$(40,469)	$41,029

Basic earnings (loss) per share attributable to DXP Enterprises, Inc.	$(3.64)	$1.16	$(2.48)	$2.91
Weighted average common shares outstanding	14,422	14,656	14,394	14,696
Diluted earnings (loss) per share attributable to DXP Enterprises, Inc.	$(3.64)	$1.10	$(2.48)	$2.76
Weighted average common shares and common equivalent shares outstanding	14,422	15,496	14,394	15,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$(35,617)	$42,836
Less net income (loss) attributable to non-controlling interest	(249)	-
Net income (loss)	(35,866)	42,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,008	9,419
Amortization of intangible assets	15,907	13,874
Impairment of goodwill and other intangibles	58,888
Bad debt expense	1,302	1,480
Amortization of debt issuance costs	881	868
Compensation expense for restricted stock	2,304	2,654
Tax loss (benefit) related to vesting of restricted stock	33	(766)
Deferred income taxes	(8,104)	3,314
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	48,212	(29,282)
Costs and estimated profits in excess of billings on uncompleted contracts	(497)	7,292
Inventories	8,558	(2,799)
Prepaid expenses and other assets	(1,389)	(2,385)
Accounts payable and accrued expenses	(22,550)	14,466
Billings in excess of costs and estimated profits on uncompleted contracts	(1,884)	1,902
Net cash provided by operating activities	74,803	62,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,719)	(8,072)
Sale of long-term investment	-	1,688
Acquisitions of businesses, net of cash acquired	(15,501)	(300,846)
Net cash used in investing activities	(27,220)	(307,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	310,290	646,901
Principal payments on revolving line of credit and other long-term debt	(343,246)	(391,804)
Debt issuance fees	(543)	-
Contributions from non-controlling interest owners	2,494	-
Dividends paid	(68)	(68)
Purchase of treasury stock	(8,908)	(6,771)
Tax loss (benefit) related to vesting of restricted stock	(33)	766
Net cash provided by (used in) financing activities	(40,014)	249,024
EFFECT OF FOREIGN CURRENCY ON CASH	521	(213)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,090	4,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47	5,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,137	$9,923

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity (“VIE”). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2014 and September 30, 2015 (unaudited), condensed consolidated statements of income and comprehensive income for the three and nine months ending September 30, 2014 and September 30, 2015 (unaudited), and condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and September 30, 2015 (unaudited). All such adjustments represent normal recurring items.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of September 30, 2015, the total assets of the VIE were approximately $4.4 million including $1.4 million of cash and approximately $2.9 million of fixed assets. DXP is the sole customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.7 million for the three and nine months ended September 30, 2015.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014

Fair value at beginning of period	$-	$1,837
Investment during the period	-	-
Realized and unrealized gains (losses) included in other comprehensive income	-	(149)
Proceeds on sale of investment	-	(1,688)
Fair value at end of period	$-	$-

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

During the fourth quarter of 2014 and the third quarter of 2015, in connection with annual or interim tests for impairment, DXP recorded total impairment charges of $175.4 million in order to reflect the implied fair values of goodwill, which is a non-recurring fair value adjustment. The fair values of goodwill used in the impairment calculations were estimated based on discounted estimated future cash flows with the discount rates of 10.0% to 13.5%. The measurements utilized to determine the implied fair value of goodwill represent significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	September 30, 2015	December 31, 2014

Finished goods	$94,928	$99,732
Work in process	13,200	15,926
Inventories, net	$108,128	$115,658

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$39,437	$49,133
Estimated profits, thereon	11,721	16,749
Total	51,158	65,882
Less: billings to date	37,449	54,701
Net	$13,709	$11,181

Such amounts were included in the accompanying consolidated balance sheets for 2015 and 2014 under the following captions (in thousands):

	September 30, 2015	December 31, 2014
Costs and estimated profits in excess of billings on uncompleted contracts	$20,274	$20,083
Billings in excess of costs and profits on uncompleted contracts	(6,750)	(8,840)
Translation adjustment	185	(62)
Net	$13,709	$11,181

NOTE 7 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	September 30, 2015	December 31, 2014

Land	$2,386	$2,386
Buildings and leasehold improvements	16,043	13,490
Furniture, fixtures and equipment	102,659	97,829
Less – Accumulated depreciation	(50,739)	(43,726)
Total property and equipment, net	$70,349	$69,979

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the nine months ended September 30, 2015 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2014	$253,312	$130,333	$383,645
Acquired during the period	11,364	7,264	18,628
Impairment	(57,816)[1]	(1,072)[2]	(58,888)
Translation adjustment	-	(3,017)	(3,017)
Amortization	-	(15,907)	(15,907)
Balance as of September 30, 2015	$206,860	$117,601	$324,461

(1) Impairment of goodwill associated with acquisition of B27.
(2) Complete write-off of vendor agreement due to termination of agreement by ITT Goulds during the third quarter of 2015.

The following table presents goodwill balance by reportable segment as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Service Centers	$168,862	$167,302
Innovative Pumping Solutions	20,860	68,872
Supply Chain Services	17,138	17,138
Total	$206,860	$253,312

We perform an analysis of goodwill on an annual basis unless an event occurs that triggers additional interim testing. The sustained decline in crude oil prices, reduced capital spending by customers and reduced revenue expectations were determined to be a triggering event during the third quarter of 2015. This triggering event required us to perform testing for possible goodwill impairment in two of our reporting units, and our step one testing indicated there may be an impairment in our B27 IPS and B27 Service Centers reporting units. No triggering event was identified in our other reporting units. Step two of the goodwill impairment testing for the reporting units was performed preliminarily during the third quarter of 2015. Our preliminary analysis concluded that $48.0 million of our B27 IPS reporting unit’s goodwill and $9.8 million of our B27 Service Centers reporting unit’s goodwill was impaired. The remaining goodwill for the B27 IPS and B27 Service Centers reporting units at September 30, 2015 were $4.9 million and $10.3 million, respectively. Step two testing will be completed in the fourth quarter of 2015 and any adjustment to the amount recorded, which could differ materially, will be recorded in the fourth quarter of 2015.

As of October 1, 2014, DXP determined it had eight reporting units. The DXP Core Supply Chain Services, DXP Core IPS, DXP Core Service Centers, Canada Service Centers and NatPro Service Centers reporting units had an aggregate goodwill value of $180.3 million at December 31, 2014. The fair value of each of these reporting units as of October 1, 2014 was substantially in excess of each reporting unit’s carrying value. The remaining reporting units, B27 Service Centers, B27 IPS and NatPro IPS, recorded impairment losses during the fourth quarter of 2014. The NatPro IPS goodwill was reduced to zero with the impairment, and the remaining aggregate goodwill for the B27 Service Centers and B27 IPS reporting units was $73 million at December 31, 2014.

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$2,496	$(2,496)[1]	$-	$2,496	$(1,330)	$1,166
Customer relationships	195,580	(78,502)	117,078	192,512	(63,957)	128,555
Non-compete agreements	1,815	(1,292)	523	1,737	(1,125)	612
Total	$199,891	$(82,290)	$117,601	$196,745	$(66,412)	$130,333

(1) Complete write-off due to termination of agreement by ITT Goulds.

Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Line of credit	$189,546	$193,443
Term loan	184,375	212,500
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	4,612	5,216
Unsecured subordinated notes payable in quarterly installments at 5%	-	357
Less unamortized debt issuance costs	(2,376)	(2,714)
	376,157	408,802
Less: Current portion	(47,699)	(38,608)
Long-term debt less current maturities	$328,458	$370,194

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (the “Facility”), amending and restating the Original Facility. On August 6, 2015 and September 30, 2015, DXP amended the Facility.

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At September 30, 2015 the term loan component of the facility was $184.4 million. The Facility expires on January 2, 2019.

The Facility provides the option of interest at LIBOR (or CDOR for Canadian dollar loans) plus an applicable margin ranging from 1.25% to 2.75% or prime plus an applicable margin from 0.25% to 1.75% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility as of the last day of the fiscal quarter most recently ended prior to the date of borrowing. Commitment fees of 0.20% to 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

On September 30, 2015, the LIBOR based rate of the Facility was LIBOR plus 2.25% the prime based rate of the Facility was prime plus 1.25%, and the commitment fee was 0.40%. At September 30, 2015, $373.9 million was borrowed under the Facility at a weighted average interest rate of approximately 2.45% under the LIBOR options. At September 30, 2015, the Company had $31.4 million available for borrowing under the Facility.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the Facility.

 NOTE 10 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of September 30, 2015 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at September 30, 2015:

Number of shares authorized for grants	800,000
Number of shares granted	(862,349)
Number of shares forfeited	133,139
Number of shares available for future grants	70,790
Weighted-average grant price of granted shares	$28.21

Changes in restricted stock for the nine months ended September 30, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2014	179,942	$52.71
Granted	24,971	$40.95
Forfeited	(10,118)	$57.66
Vested	(58,138)	$45.36
Non-vested at September 30, 2015	136,657	$53.32

Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2015 and 2014 was $2.3 million and $2.7 million, respectively. Related income tax benefits recognized in earnings for the nine months ended September 30, 2014 were approximately $1.1 million. Unrecognized compensation expense under the Restricted Stock Plan at September 30, 2015 and December 31, 2014 was $5.7 million and $8.0 million, respectively. As of September 30, 2015, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 25.4 months.

NOTE 11 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. In 2015, we excluded the potential dilution of convertible preferred stock, which could be converted into 840,000 shares because they would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Weighted average shares outstanding	14,422	14,656	14,394	14,696
Net income (loss) attributable to DXP Enterprises, Inc.	$(52,435)	$16,989	$(35,617)	$42,836
Convertible preferred stock dividend	23	23	68	68
Net income (loss) attributable to common shareholders	$(52,458)	$16,966	$(35,685)	$42,768
Per share amount	$(3.64)	$1.16	$(2.48)	$2.91

Diluted:
Weighted average shares outstanding	14,422	14,656	14,394	14,696
Assumed conversion of convertible preferred stock	-	840	-	840
Total dilutive shares	14,422	15,496	14,394	15,536
Net income (loss) attributable to common shareholders	$(52,458)	$16,966	$(35,685)	$42,768
Convertible preferred stock dividend	-	23	-	68
Net income (loss) attributable to DXP Enterprises, Inc. for diluted earnings per share	$(52,458)	$16,989	$(35,685)	$42,836
Per share amount	$(3.64)	$1.10	$(2.48)	$2.76

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

On January 2, 2014, the Company completed the acquisition of all of the equity securities and units of B27, LLC (“B27”) by way of a Securities Purchase Agreement to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs recognized within SG&A in the 2013 statement of income.  The purchase price was financed with borrowings under the Facility and approximately $4.0 million (36,000 shares) of DXP common stock. Goodwill of $178.3 million and intangible assets of $81.1 million were recognized for this acquisition. Approximately $154.6 million of the estimated goodwill or intangible assets are expected not to be tax deductible. The goodwill associated with this acquisition is included in the IPS and Service Centers segments. During the fourth quarter of 2014, DXP performed its annual impairment test and recognized impairment expense of $105.3 million on the goodwill associated with the acquisition of B27. During the third quarter of 2015, DXP performed an interim impairment test and recognized preliminary impairment expense of $57.8 million associated with the acquisition of B27. During the third quarter of 2015, the accounting expert issued his report on the working capital dispute between DXP and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represents tax refunds, which are expected to be received during 2016.

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (“MT&S”) to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.7 million for MT&S, which was borrowed under the Facility. Goodwill of $4.3 million and intangible assets of $4.1 million were recognized for this acquisition. All of the goodwill is included in the Service Centers segment.

On April 1, 2015, the Company completed the acquisition of all of the equity interests of Tool Supply, Inc. (“TSI”) to expand DXP’s cutting tools offering in the Northwest region of the United States. DXP paid approximately $5.0 million for TSI, which was borrowed under the Facility. DXP has not completed valuations of intangibles for TSI, the valuation of working capital items or completed the analysis of the tax effects, and therefore has made preliminary estimates for the purposes of this disclosure. Estimated goodwill of $2.9 million and intangible assets of $2.0 were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC (“Cortech”) to expand DXP’s rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under the Facility as well as by issuing $4.4 million (148.8 thousand shares) of DXP common stock. DXP has not completed valuations of intangibles for Cortech, the valuation of working capital items or completed the analysis of the tax effects, and therefore has made preliminary estimates for the purposes of this disclosure. Estimated goodwill of $8.5 million and intangible assets of $5.2 were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

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

For the three months ended September 30, 2015, businesses acquired during 2014 and 2015 contributed sales of $44.3 million and a loss before taxes and impairment of approximately $10.1 million.

For the nine months ended September 30, 2015, businesses acquired during 2014 and 2015 contributed sales of $132.8 million and a loss before taxes and impairment of approximately $13.7 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2014 and 2015 in connection with the acquisitions described above (in thousands):

	2015		2014
	TSI[2]	Cortech[2]	B27	MT&S
Cash	$-	$-	$2,538	$806
Accounts receivable, net	442	2,293	51,448	5,656
Inventory	475	1,243	6,472	2,522
Property & equipment	42	253	14,573	557
Goodwill and intangibles[1]	4,929	13,699	259,412	8,405
Other assets	100	21	1,791	59
Assets acquired	5,988	17,509	336,234	18,005
Current liabilities assumed	335	2,610	26,690	3,336
Non-current liabilities assumed	653	-	15,992	-
Net assets acquired	$5,000	$14,899	$293,552	$14,669

(1) The amounts in the table above have not been reduced by the $105.3 million, or the $57.8 million, of goodwill impairment charges for B27 recorded in the fourth quarter of 2014 and the third quarter of 2015, respectively.
(2) Preliminary allocation.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2015 and 2014, assuming the acquisition of businesses completed in 2014 and 2015 were consummated as of January 1, 2014 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$306,923	$394,590	$984,247	$1,150,171
Net income (loss) attributable to DXP Enterprises, Inc.	$(52,235)	$17,968	$(34,551)	$45,848
Per share data attributable to DXP Enterprises, Inc.
Basic earnings (loss)	$(3.62)	$1.22	$(2.41)	$3.12
Diluted earnings (loss)	$(3.62)	$1.16	$(2.41)	$2.95

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

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended September 30,				Nine Months ended September 30,
	Service Centers	IPS	SCS	Total	Service Centers	IPS	SCS	Total
2015
Sales	$199,306	$61,458	$42,316	$303,080	$639,212	$202,627	$126,523	$968,362
Operating income for reportable segments[1]	$17,957	$6,139	$3,821	$27,917	$61,943	$20,667	$10,835	$93,455

2014
Sales	$255,041	$88,614	$43,398	$387,053	$735,104	$259,070	$122,986	$1,117,160
Operating income for reportable segments	$29,444	$14,979	$3,721	$48,144	$79,356	$40,328	$10,424	$130,108

(1) Excludes impairment expense of $48.0 million for IPS and $10.9 for Service Centers.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Operating income for reportable segments	$27,917	$48,144	$93,455	$130,108
Adjustment for:
B27 settlement	7,348	-	7,348	-
Impairment	58,888	-	58,888	-
Amortization of intangibles	5,240	5,658	15,907	16,895
Corporate expense	12,053	11,688	34,830	33,869
Total operating income (loss)	(55,612)	30,798	(23,518)	79,344
Interest expense	2,630	3,295	7,905	9,868
Other expense (income), net	327	10	(67)	1
Income (loss) before income taxes	$(58,569)	$27,493	$(31,356)	$69,475

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

NOTE 15 – SHARE REPURCHASES

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. During the first quarter of 2015, DXP purchased 191,420 shares for $8.9 million under this authorization, leaving 208,580 shares still authorized as of September 30, 2015.

NOTE 16 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim condensed consolidated financial statements were issued.  There were no additional subsequent events that required recognition or disclosure.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three and nine months ended September 30, 2015 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “would”, “suspect”, “potential”, “current”, “achieve”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
Sales	$303,080	100.0%	$387,053	100.0%	$968,362	100.0%	$1,117,160	100.0%
Cost of sales	217,374	71.7%	273,644	70.7%	693,308	71.6%	790,998	70.8%
Gross profit	85,706	28.3%	113,409	29.3%	275,054	28.4%	326,162	29.2%
Selling, general and administrative expense	75,082	24.8%	82,611	21.3%	232,336	24.0%	246,818	22.1%
Impairment of goodwill and other intangible	58,888	19.4%	-	0.0%	58,888	6.1%	-	0.0%
B27 settlement	7,348	2.4%	-	0.0%	7,348	0.8%	-	0.0%
Operating income (loss)	(55,612)	-18.3%	30,798	8.0%	(23,518)	-2.4%	79,344	7.1%
Other expense (income), net	327	0.1%	10	0.0%	(67)	0.0%	1	0.0%
Interest expense	2,630	0.9%	3,295	0.9%	7,905	0.8%	9,868	0.9%
Income (loss) before taxes	(58,569)	-19.3%	27,493	7.1%	(31,356)	-3.2%	69,475	6.2%
Provision for income taxes	(5,885)	-2.1%	10,504	2.7%	4,510	0.4%	26,639	2.4%
Net income (loss)	(52,684)	-17.2%	16,989	4.4%	(35,866)	-3.6%	42,836	3.8%
Net loss attributable to noncontrolling interest	(249)	-0.1%	-	0.0%	(249)	0.0%	-	0.0%
Net income (loss) attributable to DXP Enterprises, Inc.	$(52,435)	-17.1%	$16,989	4.4%	$(35,617)	-3.6%	$42,836	3.8%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings (loss) per share	$(3.64)		$1.16		$(2.48)		$2.91
Diluted earnings (loss) per share	$(3.64)		$1.10		$(2.48)		$2.76

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

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

SALES. Sales for the three months ended September 30, 2015 decreased $84.0 million, or 21.7%, to approximately $303.1 million from $387.1 million for the prior corresponding period. Sales by businesses acquired accounted for a $2.2 million increase. Excluding third quarter 2015 sales from acquired businesses, on a same store sales basis, sales for the third quarter in 2015 decreased by $86.2 million, or 22.3% from the prior corresponding period. This sales decrease is the result of decreases in our Service Center, IPS and SCS segments of $57.9 million, $27.2 million and $1.1 million, respectively, on a same store sales basis. These declines are explained in segment discussions below. The strength of the U.S. dollar contributed to the sales decline. Sales for our Canadian operations were $32.0 million for the third quarter of 2015. The change in the exchange rate reduced sales by approximately $4.8 million compared to the amount which would be calculated using the third quarter of 2014 average exchange rate.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2015 decreased by approximately 100 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 110 basis points. The decline in the gross profit percentage, on a same store sales basis is the result of an approximate 400 basis point decline in the gross profit percentage in our IPS segment and an approximate 45 basis point decline in the gross profit percentage in our Service Centers segment. These declines are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended September 30, 2015 decreased by approximately $7.5 million, or 9.1%, to $75.1 million from $82.6 million for the prior corresponding period. Selling, general and administrative expense from businesses acquired accounted for $1.0 million of the third quarter amount. Excluding third quarter expenses from acquired businesses, on a same store sales basis, SG&A for the quarter decreased by $8.5 million, or 10.3%. The decline in SG&A, on a same store sales basis, is partially the result of a $4.0 million decrease in variable compensation and headcount reductions. In addition, the strength of the U.S. dollar contributed to the decline in SG&A. Expenses for our Canadian operations were $9.0 million for the third quarter of 2015. The change in the exchange rate reduced SG&A by approximately $1.4 million compared to the amount which would be calculated using the third quarter of 2014 average exchange rate. As a percentage of sales, the third quarter 2015 expense increased approximately 330 basis points to 24.6%, from 21.3% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage decrease in sales exceeding the percentage decline in SG&A.

IMPAIRMENT EXPENSE. As a result of the sustained decline in crude oil prices, reduced capital spending by customers and reduced revenue expectations, DXP performed an interim impairment test and recognized preliminary impairment expense of $57.8 million of the goodwill associated with the acquisition of B27 during the third quarter of 2015. Additionally, DXP recorded $1.1 million of impairment expense during the third quarter of 2015 to write off an acquired intangible asset related to an ITT Goulds distribution agreement, which was terminated by ITT Goulds during the quarter.

B27 SETTLEMENT. During the third quarter of 2015, the accounting expert issued his report on the working capital dispute between DXP and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represents tax refunds, which are expected to be received during 2016.

OPERATING INCOME. Operating income for the third quarter of 2015 decreased $86.4 million, to a loss of $55.6 million, from income of $30.8 million for the prior corresponding period. Excluding estimated impairment expense of $58.9 million and the B27 settlement expense of $7.3 million, operating income decreased $20.2 million, or 65.5% compared to the prior corresponding period. Operating income from businesses acquired increased the decline in operating income by $0.1 million. Excluding operating loss from acquired businesses, on a same store sales basis, operating income decreased $20.1 million, or 65.4% from the prior corresponding period. This decrease in operating income is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the third quarter of 2015 decreased 20.2% from the prior corresponding period primarily due to paying down debt during 2014 and 2015.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $55.7 million, or 21.9% for the third quarter of 2015 compared to the prior corresponding period. Excluding third quarter 2015 Service Centers segment sales from acquired businesses of $2.2 million, Service Centers segment sales for the third quarter in 2015 decreased $57.9 million, or 22.7% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of rotating equipment, bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the third quarter of 2015, this decline in sales to the upstream oil and gas industry would be expected to continue during the remainder of 2015. The strength of the U.S. dollar also contributed to the sales decline. Service Center sales for our Canadian operations were $26.9 million. The change in the exchange rate reduced sales by $4.0 million compared to the amount which would be calculated using the third quarter of 2014 average exchange rate. As a percentage of sales, the third quarter gross profit percentage for the Service Centers decreased approximately 30 basis points, or approximately 45 basis points on a same store sales basis, from the prior corresponding period. This decline in the gross profit percentage is primarily the result of declines in sales of higher margin safety services and metal working products.  Excluding the estimated impairment expense of $10.9 million, operating income for the Service Centers segment decreased $11.5 million, or 39.0%. Excluding third quarter Service Centers segment operating income from businesses acquired of $0.2 million, Service Centers segment operating income for the third quarter in 2015 decreased by $11.7 million, or 39.6%, primarily as a result of the decreased sales discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $27.2 million, or 30.7% for the third quarter of 2015 compared to the prior corresponding period. This decrease was primarily the result of a decline in the capital spending by oil and gas producers and related businesses stemming from the decline in the price of oil. This decline in IPS sales could continue during the remainder of 2015 if crude oil and natural gas prices remain at or below prices experienced during the third quarter of 2015. As a percentage of sales, the third quarter gross profit percentage for the IPS segment decreased approximately 400 basis points from the prior corresponding period primarily as a result of competitive pressures resulting in lower margin jobs and unabsorbed manufacturing overhead. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Excluding estimated impairment expense of $48.0 million, operating income for the IPS segment decreased $8.8 million, or 59.0%, primarily as a result of the 30.7% decrease in sales and 400 basis point decline in the gross profit percentage discussed above.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $1.1 million, or 2.5%, for the third quarter of 2015 compared to the prior corresponding period. The decrease in sales is primarily related to decreased sales to customers in the oil and gas industry, trucking, mining, and heavy machinery, which were partially offset by increased sales to customers engaged in transportation and alternative energy. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in the number of drilling rigs operating in the U.S and Canada. Gross profit as a percentage of sales increased approximately 170 basis points compared to the prior corresponding period primarily as a result of decreased sales of lower margin products to oil and gas and trucking related customers. Operating income for the SCS segment increased 2.7% primarily as a result of the 170 basis point increase in gross profit as a percentage of sales.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September, 2014

SALES. Sales for the nine months ended September 30, 2015 decreased $148.8 million, or 13.3%, to approximately $968.4 million from $1,117.2 million for the prior corresponding period. Sales by businesses acquired were $17.9 million. Excluding 2015 sales from businesses acquired, on a same store sales basis, sales for the nine months ended September 30, 2015 decreased by $166.7 million, or 14.9% from the prior corresponding period. This sales decrease is the result of decreases in our Service Center and IPS segments of $113.8 million and $56.4 million, respectively, on a same store sales basis. These decreases in sales were partially offset by an increase of $3.5 million within our SCS segment. These variances are explained in segment discussions below. The strength of the U.S. dollar contributed to the sales decline. Sales for our Canadian operations were $99.8 million for the nine months ended September 30, 2015. The change in the exchange rate reduced sales by approximately $15.0 million compared to the amount which would be calculated using the average exchange rate for the first nine months of 2014.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2015 decreased by approximately 80 basis points compared with the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales for the nine months ended September 30, 2015 decreased by almost 75 basis points compared with the prior corresponding period. The declines are primarily the result of an approximate 290 basis point decline in the gross profit percentage for our IPS segment discussed below.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A for the nine months ended September 30, 2015 decreased by approximately $14.5 million, or 5.9%, to $232.3 million from $246.8 million for the prior corresponding period. SG&A from businesses acquired accounted for $3.7 million of the expense. Excluding expenses from businesses acquired, on a same store sales basis, SG&A year-to-date decreased by $18.1 million, or 7.4%. This decrease is primarily the result of an $11.5 million decrease in variable compensation. In addition, the strength of the U.S. dollar contributed to the decline in SG&A. Expenses for our Canadian operations were $28.7 million for the first nine months of 2015. The change in the exchange rate reduced SG&A by approximately $4.3 million compared to the amount which would be calculated using the average exchange rate for the first nine months of 2014. On a same store sales basis, as a percentage of sales, the year-to-date 2015 expense increased to 24.1%, from 22.1% for the prior corresponding period as a result of the percentage decrease in sales discussed above exceeding the percentage decrease in SG&A.

B27 SETTLEMENT. During the third quarter of 2015, the accounting expert issued his report on the working capital dispute between DXP and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represents tax refunds, which are expected to be received during 2016.

IMPAIRMENT EXPENSE. As a result of the sustained decline in crude oil prices, reduced capital spending by customers and reduced revenue expectations, DXP performed an interim impairment test and recognized preliminary impairment expense of $57.8 million of the goodwill associated with the acquisition of B27 during the third quarter of 2015. Additionally, DXP recorded $1.1 million of impairment expense during the third quarter of 2015 to write off intangible asset related to an ITT Goulds distribution agreement, which was terminated by ITT Goulds during the quarter.

OPERATING INCOME. Operating income for the first nine months of 2015 decreased $102.9 million, to a loss of $23.5 million, from income of $79.3 million for the prior corresponding period. Excluding impairment expense of $58.9 million and the B27 settlement expense of $7.3 million, operating income decreased $36.6 million, or 46.2% compared to the prior corresponding period. Operating income from businesses acquired reduced the decline in operating income by $0.8 million. Excluding operating income from acquired businesses, on a same store sales basis, operating income decreased $37.4 million, or 47.2% from the prior corresponding period. This decrease in operating income is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the first nine months of 2015 decreased 19.9% from the prior corresponding period primarily due to paying down debt during 2014 and 2015.

INCOME TAXES. Our provision for income taxes, which was an effective rate of 14.4% differs from the U.S. statutory rate of 35% primarily due to the mostly non-deductible B27 settlement expense, impairment of goodwill, state income taxes and non-deductible expenses. The effective tax rate for the nine months ended September 30, 2015, before the mostly non-deductible impairment of goodwill and B27 settlement expense, increased to 40.0%, from 38.3% in the prior corresponding period, primarily as a result of changes in permanent differences and a decline in income before tax.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $95.9 million, or 13.0% for the first nine months of 2015 compared to the prior corresponding period. Excluding year-to-date 2015 Service Centers segment sales from acquired businesses of $17.9 million, Service Centers segment sales for the first nine months in 2015 decreased $113.8 million, or 15.5% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of rotating equipment, bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the first nine months of 2015, this decline in sales to the upstream oil and gas industry would be expected to continue during the remainder of 2015. The strength of the U.S. dollar also contributed to the sales decline. Service Center sales for our Canadian operations were $80.1 million. The change in the exchange rate reduced sales by $12.0 million compared to the amount which would be calculated using the average exchange rate for the first nine months of 2014. Gross profit as a percentage of sales, on a same store sales basis, decreased 10 basis points. Excluding $10.9 million of estimated impairment expense, operating income for the Service Centers segment decreased $17.4 million, or 21.9%. Excluding year-to-date Service Centers segment operating income from acquired businesses of $1.5 million, Service Centers segment operating income for the first nine months in 2015 decreased by $18.9 million, or 23.8% primarily as a result of the 15.5% decrease in sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $56.4 million, or 21.8% for the first nine months of 2015 compared to the prior corresponding period. The sales decrease primarily resulted from a decrease in capital spending by our oil and gas related customers. Excluding estimated impairment expense of $48.0 million, operating income for the IPS segment decreased by $19.7 million, or 48.7%, primarily as a result of the 21.8% decrease in sales as well as an approximate 290 basis point decline in gross profit percentage. The decreased gross profit as a percentage of sales for the IPS segment is the result of competitive pressures resulting in lower margin jobs and unabsorbed manufacturing and fabrication overhead. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $3.5 million, or 2.9%, for the first nine months of 2015 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to new and existing customers in the transportation, food and beverage, mining and chemical industries, which were partially offset by decreases in sales to customers in the oilfield services and oilfield equipment manufacturing industries. We suspect the customers, which purchased more products from DXP, did so because the customers increased production during the period. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in the number of drilling rigs operating in the U.S and Canada. Operating income for the SCS segment increased 3.9% primarily as a result of the 2.9% increase in sales and as well as an approximate 105 basis point increase in gross profit percentage. Gross profit as a percentage of sales increased from the prior corresponding period primarily as a result of decreased sales of lower margin products to oil and gas and trucking related customers.

BUSINESS ACQUISITIONS, GOODWILL AND SUPPLEMENTAL PRO-FORMA DATA

A key component of our growth strategy includes completing acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 31 acquisitions across our three business segments. Below is a summary of recent acquisitions.

On January 2, 2014, the Company acquired all of the equity securities and units of B27, LLC (“B27”). DXP acquired this business to expand DXP’s pump packaging offering. The total transaction value was approximately $293.6 million, excluding approximately $1.0 million in transaction costs. The purchase price was financed with borrowings under the Facility and approximately $4.0 million (36,000 shares) of DXP common stock.

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (MT&S) by way of an Equity Purchase Agreement to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.7 million for MT&S, which was borrowed under the Facility.

On April 1, 2015, the Company completed the acquisition of all of the equity interests of Tool Supply, Inc. (“TSI”) to expand DXP’s cutting tools offering in the Northwest region of the United States. DXP paid approximately $5.0 million for TSI, which was borrowed under the Facility.

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC (“Cortech”) to expand DXP’s rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under the Facility as well as $4.4 million (148.8 thousand shares) of DXP common stock.

For the three months ended September 30, 2015, businesses acquired during 2014 and 2015 contributed sales of $44.3 million and a loss before taxes and impairment of approximately $10.1 million.

For the nine months ended September 30, 2015, businesses acquired during 2014 and 2015 contributed sales of $132.8 million and a loss before taxes and impairment of approximately $13.7 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2014 and 2015 in connection with the acquisitions described above (in thousands):

	2015		2014
	TSI[2]	Cortech[2]	B27	MT&S
Cash	$-	$-	$2,538	$806
Accounts receivable, net	442	2,293	51,448	5,656
Inventory	475	1,243	6,472	2,522
Property & equipment	42	253	14,573	557
Goodwill and intangibles[1]	4,929	13,699	259,412	8,405
Other assets	100	21	1,791	59
Assets acquired	5,988	17,509	336,234	18,005
Current liabilities assumed	335	2,610	26,690	3,336
Non-current liabilities assumed	653	-	15,992	-
Net assets acquired	$5,000	$14,899	$293,552	$14,669

(1) The amounts in the table have not been reduced by the $105.3 million, or the $57.8 million, of goodwill impairment charges for B27 recorded in the fourth quarter of 2014 and the third quarter of 2015, respectively.
(2) Preliminary allocation.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2015 and 2014, assuming the acquisition of businesses completed in 2014 and 2015 were consummated as of January 1, 2014 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$306,923	$394,590	$984,247	$1,150,171
Net income (loss) attributable to DXP Enterprises, Inc.	$(52,235)	$17,968	$(34,551)	$45,848
Per share data attributable to DXP Enterprises, Inc.
Basic earnings (loss)	$(3.62)	$1.22	$(2.41)	$3.12
Diluted earnings (loss)	$(3.62)	$1.16	$(2.41)	$2.95

We perform an analysis of goodwill on an annual basis unless an event occurs that triggers additional interim testing. The sustained decline in crude oil prices, reduced capital spending by customers, and reduced revenue expectations were determined to be a triggering event during the third quarter of 2015. This triggering event required us to perform testing for possible goodwill impairment in two of our reporting units, and our step one testing indicated there may be an impairment in our B27 IPS and B27 Service Centers reporting units. No triggering event was identified in our other reporting units. Step two of the goodwill impairment testing for the reporting units was performed preliminarily during the third quarter of 2015. Our preliminary analysis concluded that $48.0 million of our B27 IPS reporting unit’s goodwill and $9.8 million of our B27 Service Centers reporting unit’s goodwill was impaired. The remaining goodwill for the B27 IPS and B27 Service Centers reporting units at September 30, 2015 were $4.9 million and $10.3 million, respectively. Step two testing will be completed in the fourth quarter of 2015 and any adjustment to the amount recorded, which could differ materially, will be recorded in the fourth quarter of 2015.

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

DXP acquired B27 on January 1, 2014. At the time of acquisition, B27 management forecasted 2014 revenues to increase significantly over 2013 revenues based on their expectation of receiving several large orders from oil companies in South America. During the first half of 2014, the oil companies delayed the issuance of the expected purchase orders. However, oil prices increased during the period, which supported the probability the projects would be funded. During the third quarter of 2014 oil prices declined and it appeared the projects related to the expected orders were being deferred indefinitely. The indefinite delay in the pending large oil and gas production related projects in South America combined with the effect of the third quarter decline in oil prices on the domestic market reduced the expected fair value of the B27 reporting units. Considering the actual results of the B27 reporting units for the nine months ended September 30, 2014 and the decline in oil prices, DXP did not believe it was reasonable to expect B27 to be able to achieve the future operating results forecasted at the time of acquisition. The remaining aggregate goodwill for the B27 Service Centers and B27 IPS reporting units was $73 million at December 31, 2014.

Because the carrying values of the B27 reporting units equal the fair values of these reporting units, a decline in the estimated cash flows of the reporting units could result in an impairment loss. A future decline in the estimated cash flows could result from a significant, sustained decline in capital spending by oil and gas producers and related businesses.

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

The Company generated $74.8 million of cash in operating activities during the nine months ended September 30, 2015 compared to $62.9 million during the prior corresponding period. The increase between the two periods was primarily driven by reduced working capital.

During the nine months ended September 30, 2015, the amount available to be borrowed under the Facility decreased from $51.0 million at December 31, 2014 to $31.4 million at September 30, 2015. This decrease in availability primarily resulted from the decline in the accounts receivable and inventory balances at September 30, 2015 compared to December 31, 2014.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (the “Facility”), amending and restating the Original Facility. On August 6, 2015 and September 30, 2015, DXP amended the Facility.

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At September 30, 2015, the term loan component of the facility was $184.4 million. The Facility expires on January 2, 2019.

The Facility provides the option of interest at LIBOR (or CDOR for Canadian dollar loans) plus an applicable margin ranging from 1.25% to 2.75% or prime plus an applicable margin from 0.25% to 1.75% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility as of the last day of the fiscal quarter most recently ended prior to the date of borrowing. Commitment fees of 0.20% to 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

On September 30, 2015, the LIBOR based rate of the Facility was LIBOR plus 2.25% the prime based rate of the Facility was prime plus 1.25%, and the commitment fee was 0.40%. At September 30, 2015, $373.9 million was borrowed under the Facility at a weighted average interest rate of approximately 2.45% under the LIBOR options. At September 30, 2015, the Company had $31.4 million available for borrowing under the Facility.

At September 30, 2015, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.25 to 1.00 as of the last day of each quarter through September 30, 2016, not to exceed 4.00 to 1.00 on December 31, 2016, not to exceed 3.75 to 1.00 from March 31, 2017 through June 30, 2017, not to exceed 3.50 to 1.00 from September 30, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on March 31, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At September 30, 2015, the Company’s Leverage Ratio was 3.48 to 1.00.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.15 to 1.00 through December 31, 2016 and not less than 1.25 to 1.00 on March 31, 2017 and thereafter, with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At September 30, 2015, the Company's Consolidated Fixed Charge Coverage Ratio was 1.63 to 1.00.

Asset Coverage Ratio –The Facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date. At September 30, 2015, the Company's Asset Coverage Ratio was 1.16 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of September 30, 2015 (in thousands, except for ratios):

For the Twelve Months ended September 30, 2015	Leverage Ratio

Loss before taxes	$(126,387)
Loss attributable to noncontrolling interest	380
Interest expense	10,834
Depreciation and amortization	33,679
Impairment of goodwill and other intangibles	176,457
B27 settlement	7,348
Stock compensation expense	3,210
Pro forma acquisition EBITDA	3,403
Other adjustments	(81)
(A) Defined EBITDA	$108,843
As of September 30, 2015
Total long-term debt, including current maturities	$376,157
Unamortized debt issuance costs	2,376
(B) Defined indebtedness	$378,533
Leverage Ratio (B)/(A)	3.48

The following table sets forth the computation of the Fixed Charge Coverage Ratio as of September 30, 2015 (in thousands, except for ratios):

For the Twelve Months ended September 30, 2015

Defined EBITDA	$108,843
Cash paid for income taxes	14,736
Capital expenditures	14,751
(A) Defined EBITDA minus capital expenditures & cash income taxes	$79,356
Cash interest payments	$9,664
Dividends	90
Scheduled principal payments	38,862
(B) Fixed Charges	$48,616
Fixed Charge Coverage Ratio (A)/(B)	1.63

The following table sets forth the computation of the Asset Coverage Ratio as of September 30, 2015 (in thousands, except for ratios):

Credit facility outstanding balance	$189,546
Outstanding letters of credit	8,718
Aggregate outstandings	$198,264

Accounts receivable (net), valued at 85% of gross	$159,376
Inventory, valued at 65% of gross	70,283
$229,659
Asset Coverage Ratio	1.16

Borrowings (in thousands):

	September 30, 2015		December 31, 2014		Increase (Decrease)
Current portion of long-term debt	$47,699		$38,608		$9,091
Long-term debt, less unamortized debt issuance costs	328,458		370,194		(41,736)
Total long-term debt	$376,157		$408,802		$(32,645)
Amount available	$31,394	(1)	$50,955	(1)	$(19,561)

(1)	Represents amount available to be borrowed at the indicated date under the Facility under the most restrictive covenant. The decrease in the amount available to be borrowed is primarily the result of the decline in the balances of accounts receivable and inventory at September 30, 2015 compared to December 31, 2014.

Performance Metrics (in days):

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)

Days of sales outstanding	60.1	66.7	(6.6)
Inventory turns	8.0	9.3	(1.3)

Accounts receivable days of sales outstanding were 60.1 days at September 30, 2015 compared to 66.7 days at September 30, 2014. The 6.6 days decrease was primarily due to improved collection days for B27 resulting from completion of a large contract job with a large accounts receivable balance in 2014. Inventory turns were 8.0 times at September 30, 2015 compared to 9.3 times at September 30, 2015. The decrease is primarily related to our 2015 organic sales decline, which resulted in sales decreasing faster than inventory decreased.

Funding Commitments

We believe our cash generated from operations and cash available under the Facility will meet our normal working capital needs during the next twelve months. However, we may require additional debt or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to obtain additional financing on attractive terms, if at all.

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 191,420 shares for $8.9 million under this authorization as of September 30, 2015. No shares were purchased during the third quarter of 2015.

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

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity (“VIE”). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three months and six months ended September 30, 2015 are not necessarily indicative of results expected for the full fiscal year.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of September 30, 2015, the total assets of the VIE were approximately $4.4 million including $1.4 million of cash and approximately $2.9 million of fixed assets. DXP is the sole customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.7 million for the three and nine months ended September 30, 2015.

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

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2015 and 2014, a 100 basis point change in interest rates would result in approximately a $3.8 million and a $4.5 million change in annual interest expense, respectively. The decrease from 2014 is primarily the result of paying down debt during 2014 and 2015.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

*10.1
Second Amendment to Restated Credit Agreement dated as of September 30, 2015 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders.

10.2
First Amendment to Restated Credit Agreement dated as of August 6, 2015 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-Q for the quarterly period June 30, 2015, filed with the commission on August 10, 2015).

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

Dated: November 9, 2015