Form 10-K
period 2015-12-31
DXP ENTERPRISES INC
filed 2016-02-29
CIK 1020710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2015: $585,588,218

Number of shares of registrant's Common Stock outstanding as of February 29, 2016: 14,415,961.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2016 are incorporated by reference into Part III hereof.

DESCRIPTION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and changing prices and market conditions, including supply or demand for maintenance, repair and operating products, equipment and service. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1.	Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc., founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services and Innovative Pumping Solutions. Sales, operating income, and other financial information for 2013, 2014 and 2015, and identifiable assets at the close of such years for our business segments are presented in Note 17 of the Notes to Consolidated Financial Statements “financial statements” in Item 8 of this Report.

Our total sales have increased from $125 million in 1996 to $1.2 billion in 2015 through a combination of internal growth and business acquisitions. At December 31, 2015 we operated from 191 locations in forty-one states in the U.S., nine provinces in Canada, Dubai and one state in Mexico, serving more than 50,000 customers engaged in a variety of industrial end markets. We have grown sales and profitability by adding additional products, services, locations and becoming customer driven experts in maintenance, repair and operating solutions.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2014 sales as reported by Industrial Distribution magazine, we were the 20th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

We believe that the distribution system for industrial products, as described in the preceding paragraph, creates inefficiencies at both the customer and the distributor levels through excess inventory requirements and duplicative cost structures. To compete more effectively, our customers and other users of MRO products are seeking ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

•	Industry Consolidation. Industrial customers have reduced the number of supplier relationships they maintain to lower total purchasing costs, improve inventory management, assure consistently high levels of customer service and enhance purchasing power. This focus on fewer suppliers has led to consolidation within the fragmented industrial distribution industry.

•	Customized Integrated Service. As industrial customers focus on their core manufacturing or other production competencies, they increasingly are demanding customized integration services, consisting of value-added traditional distribution, supply chain services, modular equipment and repair and maintenance services

•	Single Source, First-Tier Distribution. As industrial customers continue to address cost containment, there is a trend toward reducing the number of suppliers and eliminating multiple tiers of distribution. Therefore, to lower overall costs to the customer, some MRO product distributors are expanding their product coverage to eliminate second-tier distributors and become a “one stop source”.

We believe we have increased our competitive advantage through our traditional fabrication of integrated system pump packages and integrated supply programs, which are designed to address our customers’ specific product and procurement needs. We offer our customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all or specific lines of products and product categories to offering a fully integrated supply package in which we assume procurement and management functions, which can include ownership of inventory, at the customer's location. Our approach to integrated supply allows us to design a program that best fits the needs of the customer. Customers purchasing large quantities of product are able to outsource all or most of those needs to us. For customers with smaller supply needs, we are able to combine our traditional distribution capabilities with our broad product categories and advanced ordering systems to allow the customer to engage in one-stop sourcing without the commitment required under an integrated supply contract.

Business Segments

The Company is organized into three business segments: Service Centers (SC), Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. The following table sets forth DXP’s sales recognition by business segments as of December 31, 2015:

Segment	2015 Sales (in thousands)	% of Sales	End-Markets	Locations	Employees
SC	$ 826,588	66.3%	Oil & Gas, Food & Beverage, General Industrial, Chemical & Petrochemical, Transportation	171 service centers 8 distribution centers	1,982

SCS	$ 165,626	13.3%	Oil & Gas Food & Beverage, Mining & Transportation	69 customer facilities	284

IPS	$ 254,829	20.4%	Oil & Gas Mining Utilities	12 fabrication facilities	653

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

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2015, our Service Centers’ products and services were distributed from 171 service centers and 8 distribution centers.

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

The Service Centers segment’s long-lived assets are located in the United States, Canada, Dubai and Mexico. Approximately 12.6% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S.

At December 31, 2015, the Service Centers segment had approximately 1,982 full-time employees.

Supply Chain Services

DXP’s Supply Chain Services (SCS) segment manages all or part of its customers’ supply chains, including procurement and inventory management. The SCS segment enters into long-term contracts with its customers that can be cancelled on little or no notice under certain circumstances. The SCS segment provides fully outsourced MRO solutions for sourcing MRO products including, but not limited to, the following: inventory optimization and management; store room management; transaction consolidation and control; vendor oversight and procurement cost optimization; productivity improvement services; and customized reporting. Our mission is to help our customers become more competitive by reducing their indirect material costs and order cycle time by increasing productivity and by creating enterprise-wide inventory and procurement visibility and control.

DXP has developed assessment tools and master plan templates aimed at taking cost out of supply chain processes, streamlining operations and boosting productivity. This multi-faceted approach allows us to manage the entire MRO products channel for maximum efficiency and optimal control, which ultimately provides our customers with a low-cost solution.

DXP takes a consultative approach to determine the strengths and opportunities for improvement within a customer’s MRO products supply chain. This assessment determines if and how we can best streamline operations, drive value within the procurement process, and increase control in storeroom management.

Decades of supply chain inventory management experience and comprehensive research, as well as a thorough understanding of our customers’ businesses and industries have allowed us to design standardized programs that are flexible enough to be fully adaptable to address our customers’ unique MRO products supply chain challenges. These standardized programs include:

•	SmartAgreement, a planned, pro-active MRO products procurement solution for MRO categories leveraging DXP’s local Service Centers.
•	SmartBuy, DXP’s on-site or centralized MRO procurement solution.
•	SmartSourceSM, DXP’s on-site procurement and storeroom management by DXP personnel.
•	SmartStore, DXP’s customized e-Catalog solution.
•	SmartVend, DXP’s industrial dispensing solution. It allows for inventory-level optimization, user accountability and item usage reduction by 20-40%.
•	SmartServ, DXP’s integrated service pump solution. It provides a more efficient way to manage the entire life cycle of pumping systems and rotating equipment.

DXP’s SmartSolutions programs listed above help customers to cut product costs, improve supply chain efficiencies and obtain expert technical support. DXP represents manufacturers of up to 90% of all the maintenance, repair and operating products of our customers. Unlike many other distributors who buy products from second-tier sources, DXP takes customers to the source of the products they need.

At December 31, 2015, the Supply Chain Services segment operated supply chain installations in sixty-nine (69) of our customers’ facilities.

At December 31, 2015, all of the Supply Chain Services segment’s long-lived assets are located in the U.S. and all of 2015 sales were recognized in the U.S.

At December 31, 2015, the Supply Chain Services segment had approximately 284 full-time employees.

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

DXP’s fabrication facilities provide convenient technical support and pump repair services. The facilities contain state of the art equipment to provide the technical expertise our customers require including, but not limited to, the following:

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

At December 31, 2015, the Innovative Pumping Solutions segment operated out of twelve facilities, ten of which are located in the United States and two in Canada.

Approximately 1.7% of the IPS segment’s long-lived assets are located in Canada and the remainder were located in the U.S. Approximately 9.4% of the IPS segment’s 2015 revenues were recognized in Canada and 90.6% were in the U.S.

At December 31, 2015, the IPS segment had approximately 653 full-time employees.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $85.5 million and $140.6 million at December 31, 2015 and 2014, respectively.

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

Key product categories that we offer include:

•	Rotating Equipment. Our rotating equipment products include a full line of centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production; rotary gear pumps for low- to- medium pressure service applications, such as pumping lubricating oils and other viscous liquids; plunger and piston pumps for high-pressure service applications such as disposal of produced water and crude oil pipeline service; and air-operated diaphragm pumps. We also provide a large variety of pump accessories.

•	Bearings & Power Transmission. Our bearing products include several types of mounted and un-mounted bearings for a variety of applications. The power transmission products we distribute include speed reducers, flexible-coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses.

•	Industrial Supplies. We offer a broad range of industrial supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, fasteners, hand tools, janitorial products, pneumatic tools, welding supplies and welding equipment.

•	Metal Working. Our metal working products include a broad range of cutting tools, abrasives, coolants, gauges, industrial tools and machine shop supplies.

•	Safety Products & Services. We sell a broad range of safety products including eye and face protection, first aid, hand protection, hazardous material handling, instrumentation and respiratory protection products. Additionally, we provide safety services including hydrogen sulfide (H2S) gas protection and safety, specialized and standby fire protection, safety supervision, training, monitoring, equipment rental and consulting. Our safety services include safety supervision, medic services, safety audits, instrument repair and calibration, training, monitoring, equipment rental and consulting.

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

Over 90% of our business relates to sales of products. Service revenues are less than 10% of sales.

The Company has operations in the United States of America, Canada, Dubai, and Mexico. Information regarding financial data by geographic areas is set forth in Note 17 of the Notes to Consolidated Financial Statements.

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 33 acquisitions across our three business segments. Below is a summary of recent acquisitions since the beginning of 2011.

On October 10, 2011, DXP acquired substantially all of the assets of Kenneth Crosby ("KC"). DXP acquired this business to expand DXP's geographic presence in the eastern U.S. and strengthen DXP's metal working and supply chain services offerings. DXP paid approximately $15.6 million for KC, which was borrowed under our then-existing credit facility.

On December 30, 2011, DXP acquired substantially all of the assets of C.W. Rod Tool Company ("CW Rod"). DXP acquired this business to strengthen DXP's metal working offering in Texas and Louisiana. DXP paid approximately $1.1 million of DXP's common stock (35,714 shares) and approximately $42 million in cash for CW Rod, which was borrowed during 2011 and 2012 under our then-existing credit facility.

On January 31, 2012, DXP acquired substantially all of the assets of Mid-Continent Safety ("Mid-Continent"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's safety products offering. DXP paid approximately $3.7 million for Mid-Continent, which was borrowed under our then-existing credit facility.

On February 29, 2012, DXP acquired substantially all of the assets of Pump & Power Equipment, Inc. ("Pump & Power"). DXP acquired this business to expand DXP's geographic presence in the Midwestern U.S. and strengthen DXP's municipal pump products and services offering. DXP paid approximately $1.9 million for Pump & Power which was borrowed under our then-existing credit facility.

On April 2, 2012, DXP acquired the stock of Aledco, Inc. ("Aledco") and Force Engineered Products, Inc. (“Force”). DXP acquired this business to establish a presence within the Marcellus Shale, as well as the Northeast United States industrial rotating equipment market. DXP paid approximately $8.1 million for Aledco and Force which was borrowed under our then-existing credit facility.

On May 1, 2012, DXP completed the acquisition of Industrial Paramedic Services, Ltd. (“Industrial Paramedic Services”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. Industrial Paramedic Services is a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada. DXP acquired this business to expand DXP's geographic presence into Canada and to expand our safety services offering. Industrial Paramedic Services is headquartered in Calgary, Alberta and operates out of three locations in Calgary, Nisku and Dawson Creek, Canada. The $25.3 million purchase price was financed with $20.6 million of borrowings under DXP's then-existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock.

On May 31, 2012, DXP completed the acquisition of Austin and Denholm Industrial Sales Alberta, Inc (“ADI”). DXP acquired this business to expand our presence in pumping solutions in Western Canada. DXP Canada Enterprises Ltd., acquired all of the outstanding common shares of ADI for $2.7 million which was borrowed under our then-existing credit facility.

On July 11, 2012, DXP completed the acquisition of HSE Integrated Ltd. (“HSE"). DXP Canada Enterprises Ltd. acquired all of the outstanding common shares of HSE by way of a plan of arrangement under the Business Corporations Act (Alberta) (the "Arrangement"). Pursuant to the Arrangement, HSE shareholders received CDN $1.80 in cash per each common share of HSE held. The total transaction value was approximately $85 million, including approximately $4 million in debt and approximately $3 million in transaction costs. The purchase price was financed with borrowings under our then-existing credit facility. DXP acquired HSE to expand our industrial health and safety services offering in Canada and the United States.

On October 1, 2012, DXP acquired substantially all of the assets of Jerzy Supply, Inc. (“Jerzy”). DXP acquired this business in the Southern U.S. to strengthen DXP's industrial and hydraulic hose offering. DXP paid approximately $5.3 million for Jerzy, which was borrowed under our then-existing credit facility.

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging, compressor, and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under our then-existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earn-out provision, which stated that former owners of NatPro may earn CDN $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earn-out recorded at the acquisition date was $2.8 million. As of December 31, 2013 the $2.8 million accrued liability associated with this earn-out provision was reversed and included in 2013 operating income. See Note 8 of the financial statements regarding the 2014 impairment of NatPro assets.

On May 17, 2013, DXP acquired substantially all of the assets of Tucker Tool Company, Inc. (“Tucker Tool”). DXP acquired this business to expand DXP's geographic presence in the northern U.S. and strengthen DXP's industrial cutting tools offering. DXP paid approximately $5.0 million for Tucker Tool which was borrowed under our then-existing credit facility.

On July 1, 2013, DXP acquired all of the stock of Alaska Pump & Supply, Inc. (APS). DXP acquired this business to expand DXP's geographic presence in Alaska. DXP paid approximately $13.0 million for APS which was borrowed under our then-existing credit facility.

On July 31, 2013, DXP acquired substantially all of the assets of Tool-Tech Industrial Machine & Supply, Inc. (“Tool-Tech”). DXP acquired this business to enhance our metal working product offering in the southwest region of the United States. DXP paid approximately $7.2 million for Tool-Tech which was borrowed under our then-existing credit facility.

On January 2, 2014, the Company acquired all of the equity securities and units of B27, LLC (“B27”). DXP acquired this business to expand DXP’s pump packaging offering. The total transaction value was approximately $304.9 million, including working capital payments and excluding approximately $1.0 million in transaction costs. The purchase price was financed with borrowings under our then-existing credit facility and approximately $4.0 million (36,000 shares) of DXP common stock. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2014 and 2015 impairments of B27 goodwill. After the acquisition of B27, there was a working capital dispute between the Company and the sellers. During the third quarter of 2015, an accounting expert issued his report on the working capital dispute between DXP and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represents tax refunds, and the $3.6 million federal portion of the refunds has been received.

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (MT&S) to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.7 million for MT&S, which was borrowed under our then-existing credit facility.

On April 1, 2015, the Company completed the acquisition of all of the equity interests of Tool Supply, Inc. (“TSI”) to expand DXP’s cutting tools offering in the Northwest region of the United States. DXP paid approximately $5.0 million for TSI, which was borrowed under our then-existing credit Facility.

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC (“Cortech”) to expand DXP’s rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under our then-existing credit facility as well as $4.4 million (148.8 thousand shares) of DXP common stock.

Competition

Our business is highly competitive. In the Service Centers segment we compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than we do. Some of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with catalog distributors, large warehouse stores and, to a lesser extent, manufacturers. While many of our competitors offer traditional distribution of some of the product groupings that we offer, we are not aware of any major competitor that offers on a non-catalog basis a variety of products and services as broad as our offerings. Further, while certain catalog distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical expertise and after-the-sale services that we provide. In the Supply Chain Services segment we compete with larger distributors that provide integrated supply programs and outsourcing services, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. In the Innovative Pumping Solutions segment we compete against a variety of manufacturers, distributors and fabricators, many of which may have greater financial and other resources than we do. We generally compete on expertise, responsiveness and price in all of our segments.

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

Government Regulation and Environmental Matters

We are subject to various laws and regulations relating to our business and operations, and various health and safety regulations including those established by the Occupational Safety and Health Administration and Canadian Occupational Health and Safety.

Certain of our operations are subject to federal, state and local laws and regulations as well as provincial regulations controlling the discharge of materials into or otherwise relating to the protection of the environment.

Although we believe that we have adequate procedures to comply with applicable discharge and other environmental laws, such laws and regulations could result in costs to remediate releases of regulated substances into the environment or costs to remediate sites to which we sent regulated substances for disposal. In some cases, these laws can impose strict liability for the entire cost of clean-up on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. New laws have been enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new laws can only be broadly appraised until their implementation becomes more defined.

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

Employees

At December 31, 2015, DXP had approximately 3,234 full-time employees. We believe that we maintain positive relationships with all of our employees. Less than two percent (2%) of our employees are unionized.

Background of Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of each officer’s business experience as of February 29, 2016. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	64
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	62
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	65
John J. Jeffery	Senior Vice President/Supply Chain Services & Marketing	48
Todd Hamlin	Senior Vice President/Service Centers	44
Kent Yee	Senior Vice President/Corporate Development	40
Wayne Crane	Senior Vice President/Information Technology	53
Gary Messersmith	Senior Vice President/General Counsel	67

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

Kent Yee. Mr. Yee currently serves as Senior Vice President Corporate Development and leads DXP's mergers and acquisitions, business integration and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions and most recently as Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply.  Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 43 transactions including more than $1.4 billion in M&A and $3.4 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

Wayne Crane. Wayne Crane currently serves as Senior Vice President and Chief Information Officer and leads DXP's information technology and telecommunications activities. Joining DXP in August 2011, Mr. Crane offers 25 years’ experience directing business and technology transformation for Fortune 1000 corporations and other technology based companies. Prior to DXP, Mr. Crane served as Chief Information Officer for CDS Global, a global technology solutions provider and wholly owned subsidiary of the Hearst Corporation. Until 2008, Mr. Crane served as CIO for the Attachmate/NetIQ, a publically traded systems and security management software company, where he was responsible for all technology efforts, including several business and product lines. Previously, Mr. Crane managed global technology efforts for BJ Services Company, a publicly traded oilfield services company. Mr. Crane holds a Master of Computer Science degree and an MBA.

Gary Messersmith. Mr. Messersmith serves as Senior Vice President and General Counsel of DXP Enterprises, Inc. Mr. Messersmith joined DXP on January 1, 2013 after practicing law for more than 39 years with Looper Reed & McGraw and with Fouts & Moore. During this period, Mr. Messersmith’s practice included corporate, real estate and oil and gas matters. From 1982 until 2001, Gary served as Managing Partner of Fouts & Moore. Gary obtained his Bachelor of Science Degree in Finance from Indiana University in 1971 and his J.D. from South Texas School of Law in 1975.

All officers of DXP hold office until the regular meeting of the board of directors following the Annual Meeting of Shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are available free of charge through our Internet website (www.dxpe.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Additionally, we make the following available free of charge through our Internet website ir.dxpe.com:

-	DXP Code of Ethics for Senior Financial Officers;
-	DXP Code of Conduct;
-	Compensation Committee Charter;
-	Nominating and Governance Committee Charter; and
-	Audit Committee Charter

ITEM 1A.	Risk Factors

We are subject to various risks and uncertainties in the course of our business. Investing in DXP involves risk. In deciding whether to invest in DXP, you should carefully consider the risk factors below as well as those matters referenced in the foregoing pages under “Disclosure Regarding Forward-Looking Statements” and other information included and incorporated by reference into this Report and other reports and materials filed by us with the Securities and Exchange Commission. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect DXP. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effects of others. Such a combination could materially increase the severity of the impact of these risks on our results of operations, liquidity and financial condition.

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

A variety of products we distribute are used in potentially hazardous applications that can result in personal injury and product liability claims. A catastrophic occurrence at a location where the products we distribute are used may result in us being named as a defendant in lawsuits asserting potentially large claims and applicable law may render us liable for damages without regard to negligence or fault.

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

Ability to Comply with Financial Covenants of Credit Facility

Our credit facility requires the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company’s ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company’s control. A failure to comply with any of these obligations could result in an event of default under the credit facility, which could permit acceleration of the Company’s indebtedness under the credit facility. The Company from time to time has been unable to comply with some of the financial covenants contained in the credit facility (relating to, among other things, the maintenance of prescribed financial ratios) and has, when necessary, obtained waivers or amendments to the covenants from its lenders. There can be no assurance that in the future the Company will be able to comply with the covenants or, if is not able to do so, that its lenders will be willing to waive such non-compliance or further amend such covenants. The Company currently believes that it may not be able to comply with some of the financial covenants in its credit facility in the next quarter unless it is able to amend its credit facility or obtain alternative financing. If it is unable to comply with those financial covenants or obtain a waiver or amendment of those covenants or obtain alternative financing, the Company’s business and financial condition would be adversely affected.

Ability to Refinance

We may not be able to refinance existing debt or the terms of any refinancing may not be as favorable as the terms of our existing debt. If principal payments due upon default or at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant payments come due.

Goodwill and intangible assets recorded as a result of our acquisitions could become impaired.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets.  As of December 31, 2015, our combined goodwill and intangible assets amounted to $309.7 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2014 and 2015 impairments of B27 and NatPro goodwill and intangible assets.

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

We own our headquarters facility in Houston, Texas, which has approximately 48,000 square feet of office space. At December 31, 2015, we had approximately 191 facilities which contained 171 services centers, 8 distribution centers and 12 fabrication facilities.

At December 31, 2015, the Service Centers segment owned or leased 171 service center facilities. Of these facilities, 137 were located in the U.S. in 35 states, 32 were located in 9 Canadian provinces, one was located in Sonora, Mexico and one was located in Dubai. All of the distribution centers were located in the U.S., specifically in California, Georgia, Illinois, Massachusetts, Montana, Nebraska, and Texas. At December 31, 2015, the Innovative Pumping Solutions segment operated out of 12 fabrication facilities located in 5 states in the U.S. and two provinces in Canada. At December 31, 2015, the Supply Chain Services segment operated supply chain installations in 69 of our customers’ facilities in 28 U.S. states.

At December 31, 2015, our owned facilities ranged from 5,000 square feet to 48,000 square feet in size. We leased facilities for terms generally ranging from one to fifteen years. The leased facilities ranged from approximately 500 square feet to 170,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

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

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated:

	High	Low
2015
Fourth Quarter	$33.44	$22.66
Third Quarter	$45.26	$26.32
Second Quarter	$48.85	$39.94
First Quarter	$50.20	$39.19

2014
Fourth Quarter	$73.30	$44.74
Third Quarter	$82.81	$69.12
Second Quarter	$113.21	$64.58
First Quarter	$112.00	$91.07

On February 29, 2016, we had approximately registered 410 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”.

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

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US). The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2010 and that all dividends were reinvested.

Total Return to Stockholder

(Assumes a $100 investment on December 31, 2009)

$600
$500
$400
$300
$200
$100
$0

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
DXP Enterprises	$100	$133	$203	$476	$209	$94
Nasdaq Composite	$100	$98	$114	$157	$178	$189
Nasdaq Industrial	$100	$100	$119	$170	$173	$187

Investors are cautioned against drawing conclusions from the data contained in the graph above as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2015:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	126,657	$55.54	81,527(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	126,657	$55.54	81,527(1)
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

DXP issued 148,769 unregistered shares of DXP Common Stock as part of the consideration for the September 1, 2015 acquisition of Cortech. The unregistered shares were issued to the sellers of Cortech.

We relied on Section 4(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Recent Sales of Common Stock

On May 29, 2013, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement, commonly referred to as a “shelf registration”, whereby the Company registered an indeterminate number of shares of common stock as shall have an aggregate initial offering price not to exceed $150.0 million. In December 2013,  pursuant to this registration statement, the Company issued 235,976 shares of common stock at a weighted  average price of $105.94 per share. Net proceeds were approximately $24.4 million. The Company has not had any subsequent sales of common stock.

Repurchases of Common Stock

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 191,420 shares for $8.9 million under this authorization as of December 31, 2015. No shares were purchased during the fourth quarter of 2015.

ITEM 6.	Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2015 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2015(2)	2014(1)	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$1,247,043	$1,499,662	$1,241,510	$1,097,110	$807,005
Gross Profit	351,986	432,840	372,345	319,091	231,836
Impairment expense	68,735	117,569	-	-	-
B27 settlement	7,348	-	-	-	-
Operating income (loss)	(27,916)	(12,628)	100,924	90,522	55,485
Income (loss) before income taxes	(38,920)	(25,556)	94,717	85,009	51,995
Net income (loss)	(39,070)	(45,238)	60,237	50,985	31,437
Net income (loss) attributable to noncontrolling interest	(534)	-	-	-	-
Net income (loss) attributable to DXP Enterprises, Inc.	(38,536)	(45,328)	60,237	50,985	31,437
Per share amounts
Basic earnings (loss) per common share[3]	$(2.68)	$(3.10)	$4.17	$3.54	$2.19
Common shares outstanding[3]	14,423	14,639	14,439	14,374	14,301
Diluted earnings (loss) per share[3]	$(2.68)	$(3.10)	$3.94	$3.35	$2.08
Common and common equivalent shares Outstanding[3]	14,423	14,639	15,279	15,214	15,141

(1) The impairment expense in 2014, further discussed in Note 8 of the Notes to Consolidated Financial Statements, reduced operating income by $117.6 million, increased the net loss by $102.0 million, and increased basic and diluted loss per share by $6.97.
(2) The impairment expense in 2015, further discussed in Note 8 of the Notes to Consolidated Financial Statements, reduced operating income by $68.7 million, increased the net loss by $58.4 million, and increased basic and diluted loss per share by $4.05.
(3) See Note 12 of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

Consolidated Balance Sheet Data:	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)

Total assets	$683,980	$841,632	$636,615	$569,732	$405,338
Long-term debt obligations	300,726	372,908	168,372	216,339	114,205
Shareholders’ equity	198,870	242,952	296,250	208,493	156,675

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained within Item 8, Financial Statements and Supplementary Data and the other financial information found elsewhere in this Report. Management’s Discussion and Analysis uses forward-looking statements that involve certain risks and uncertainties as described previously in our Disclosure Regarding Forward-Looking Statements and Item 1A. Risk Factors.

General Overview

Our products are marketed in the United States, Canada, Dubai and Mexico to over 50,000 customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and Canada, and global and micro-economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

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

During 2015, the growth rate of the general economy was flat with 2014. However, the growth rate of the industrial economy slowed. Oil prices significantly declined during the year, falling approximately 35%. Our employee headcount decreased 12.7%, despite two acquisitions, primarily as a result of headcount reductions stemming from reduced capital spending by oil and gas producers. Sales for the year ended December 31, 2015 decreased $252.6 million, or 16.9%, to approximately $1,247.0 million from $1,499.7 million in 2014.  Sales by businesses acquired in 2014 and 2015 reduced the decline by $14.5 million and $9.1 million, respectively. Excluding 2015 sales of $23.6 million by businesses acquired in 2014 and 2015, on a same store sales basis, sales decreased by $276.2 million, or 18.4%, from 2014. This sales decrease is primarily the result of decreased sales by the Service Centers segment of $184.6 million and IPS segment of $93.3 million, which were partially offset by increased sales by the Supply Chain Services segment of $1.7 million, on a same store sales basis. The majority of these 2015 sales decreases resulted from declines in sales of rotating equipment, bearings, metal working products, industrial supplies and safety products and services to customers engaged in oil and gas production, mining and manufacturing. The sales declines were primarily the result of reduced capital spending by oil and gas producers.

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

Results of Operations

	Years Ended December 31,

	2015	%	2014	%	2013	%
	(in millions, except percentages and per share amounts)

Sales	$1,247.0	100.00	$1,499.7	100.0	$1,241.5	100.0
Cost of sales	895.1	71.8	1,066.8	71.1	869.2	70.0
Gross profit	351.9	28.2	432.9	28.9	372.3	30.0
Selling, general & administrative expense	303.8	24.4	327.9	21.9	271.4	21.9
Impairment expense	68.7	5.5	117.6	7.8	-	-
B27 settlement	7.3	0.6	-	-	-	-
Operating income (loss)	(27.9)	(2.2)	(12.6)	(0.8)	100.9	8.1
Interest expense	10.9	0.9	12.8	0.9	6.3	0.5
Other expense (income)	0.1	-	0.1	-	(0.1)	-
Income before income taxes	(38.9)	(3.1)	(25.5)	(1.7)	94.7	7.6
Provision for income taxes	0.1	-	19.7	1.3	34.5	2.8
Net income (loss)	(39.0)	(3.1)	(45.2)	(3.0)	60.2	4.8
Net income (loss) attributable to noncontrolling interest	(0.5)	-	-	-	-	-
Net income (loss) attributable to DXP Enterprises, Inc.	$(38.5)	(3.1)	$(45.2)	(3.0)	$60.2	4.8
Per share
Basic earnings (loss) per share	$(2.68)		$(3.10)		$4.17
Diluted earnings (loss) per share	$(2.68)		$(3.10)		$3.94

DXP is organized into three business segments: Service Centers, Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). The Service Centers are engaged in providing maintenance, repair and operating (“MRO”) products and equipment, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and expertise in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment manages all or part of our customer’s MRO products supply chain, including warehouse and inventory management. The IPS segment fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps and manufactures branded private label pumps.

Results of operations for the Service Centers segment are as follows:

	Years Ended December 31,
	2015	%	2014	%	2013	%
	(in millions, except percentages and per share amounts)

Sales	$826.6	100.0	$987.6	100.0	$884.8	100.0
Cost of sales	575.0	69.6	687.2	69.6	605.4	68.4
Gross profit	251.6	30.4	300.4	30.4	279.4	31.6
Selling, general & administrative expense	173.4	21.0	192.7	19.5	172.3	19.5
Impairment expense	15.8	1.9	10.2	1.0	-	0.0
Operating income (loss)	$62.4	7.5	$97.5	9.9	107.1	12.1
Operating income excluding impairment	$78.2	9.5	$107.7	10.9	$107.1	12.1

Results of operations for the IPS segment are as follows:

	Years Ended December 31,
	2015	%	2014	%	2013	%
	(in millions, except percentages and per share amounts)

Sales	$254.8	100.0	$348.1	100.0	$209.2	100.0
Cost of sales	191.6	75.2	250.8	72.0	149.0	71.2
Gross profit	63.2	24.8	97.3	28.0	60.2	28.8
Selling, general & administrative expense	41.6	16.3	46.1	13.2	26.4	12.6
Impairment expense	52.9	20.8	107.4	30.9	-	0.0
Operating income (loss)	$(31.3)	(12.3)	$(56.2)	(16.1)	$33.8	16.2
Operating income excluding impairment	$21.6	8.5	$51.2	14.7	$33.8	16.2

Results of operations for the SCS segment are as follows:

	Years Ended December 31,
	2015	%	2014	%	2013	%
	(in millions, except percentages and per share amounts)

Sales	$165.6	100.0	$164.0	100.0	$147.5	100.0
Cost of sales	128.4	77.5	128.9	78.6	114.8	77.8
Gross profit	37.2	22.5	35.1	21.4	32.7	22.2
Selling, general & administrative expense	23.0	13.9	21.3	13.0	20.2	13.7
Operating income (loss)	$14.2	8.6	$13.8	8.4	12.5	8.5

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

SALES. Sales for the year ended December 31, 2015 decreased $252.6 million, or 16.9%, to approximately $1,247.0 million from $1,499.7 million in 2014. Sales by businesses acquired in 2015 accounted for $9.1 million of 2015 sales. Sales by a business acquired in 2014 reduced the sales decline by $14.5 million, on a same store sales basis. Excluding 2015 sales of $23.6 million by businesses acquired in 2015 and 2014, on a same store sales basis, sales decreased by $276.2 million, or 18.4%, from 2014. This sales decrease is primarily the result of decreased sales by the Service Centers segment of $184.6 million and IPS segment of $93.3 million, which were partially offset by increased sales by the SCS segment of $1.7 million, on a same store sales basis. These increases are explained in the segment discussions below. The strength of the U.S. dollar also contributed to the sales decline. Sales for our Canadian operations were $127.8 million for 2015. The change in the exchange rate reduced sales by approximately $20.0 million compared to the amount which would be calculated using the 2014 average exchange rate.

GROSS PROFIT. Gross profit as a percentage of sales decreased approximately 65 basis points to 28.2% for 2015 compared to 28.9% for 2014. On a same store sales basis, gross profit as a percentage of sales also decreased by approximately 65 basis points. This decline is primarily the result of an approximate 315 basis point decline in the 2015 gross profit percentage for our IPS segment, which was partially offset by an increase of approximately 105 basis points for the SCS segment. Gross profit as a percentage of sales for the Service Centers segment remained flat. Gross profit as a percentage of sales for each segment are explained below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative  (or “SG&A”) expense for 2015 decreased by approximately $24.1 million, or 7.3%, when compared to 2014. Selling, general and administrative expense by businesses acquired in 2015 was $3.5 million. Selling, general and administrative expense for a business acquired in 2014 reduced the decline by $2.4 million, on a same store sales basis. Excluding 2015 expenses of $5.9 million by businesses acquired in 2015 and 2014, on a same store sales basis, selling, general and administrative expenses decreased by $30.0 million, or 9.2%. The decline in SG&A, on a same store sales basis, is partially the result of a $15.5 million decrease in variable compensation. Amortization expense for 2015 decreased by $1.9 million compared to 2014. Salary expense fell approximately $4.4 million due to headcount reductions. In addition, the strength of the U.S. dollar contributed to the decline. Expenses for our Canadian operations were $37.6 million. The change in exchange rate reduced SG&A by approximately $5.9 million compared to the amount which would be calculated using the average exchange rate for the year ended 2014. As a percentage of sales, 2015 SG&A increased by approximately 250 basis points from the prior corresponding period, on a same store sales basis, primarily as a result of the percentage decrease in sales exceeding the percentage decrease in SG&A.

IMPAIRMENT EXPENSE.  As a result of the sustained decline in crude oil prices, reduced capital spending by oil and gas customers and reduced revenue expectations, DXP performed interim impairment tests at the end of the third quarter of 2015 and at the end of the fourth quarter of 2015. The Company recognized a total impairment expense of $67.6 million of the goodwill associated with the acquisition of B27. Additionally, DXP recorded $1.1 million of impairment expense in 2015 to write off an acquired intangible asset related to an ITT Goulds distribution agreement, which was terminated by ITT Goulds during 2015. See Notes 4 and 8 of the Notes to Consolidated Financial Statements.

B27 SETTLEMENT.  During 2015, an accounting expert issued his report on the working capital dispute between DXP  and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represents tax refunds, and the $3.6 million federal portion of the refunds has been received.

OPERATING INCOME. Excluding impairment expense and the B27 settlement, operating income for 2015 decreased approximately $56.8 million, or 54.1%, from $104.9 million to $48.2 million, compared to 2014. Businesses acquired in 2015 and 2014 reduced the decline by $1.0 million, on a same store sales basis. Excluding operating income from businesses acquired, the B27 settlement, and impairment expense, operating income decreased $57.7 million or 55.0%. This decrease in operating income, on a same store sales basis, is primarily related to the decreased gross profit percentage and the percentage decline in sales exceeding the percentage decline in SG&A discussed above.

INTEREST EXPENSE. Interest expense for 2015 decreased by $1.9 million, or 14.6%, from 2014 primarily due to paying down debt during 2015.

INCOME TAXES. Our provision for income taxes, which was at an effective rate of -0.4%, differed from the U. S. statutory rate of 35% primarily due to the mostly non-deductible impairment of goodwill, the mostly non-deductible B27 settlement, the  Domestic Production Activity Deduction, research and development credits and foreign tax credits. Our effective tax rate for 2015 of 27.7%, before the effect of the mostly non-deductible impairment of goodwill and B27 settlement, decreased from 38.3% from the prior corresponding period, primarily as a result of increased research and development and foreign tax credits.

SERVICE CENTERS SEGMENT. Sales for the Service Centers decreased $161.0 million, or 16.3%, in 2015 compared to 2014. Sales by businesses acquired in 2015 accounted for $9.1 million of 2015 sales. Sales by businesses acquired in 2014 reduced the sales decline by $14.5 million, on a same store sales basis. Excluding 2015 sales of $23.6 million by businesses acquired in 2015 and 2014, on a same stores sales basis, Service Centers’ sales decreased $184.6 million, or 18.7%, on a same stores sales basis, from the prior corresponding period. The majority of the 2015 sales decrease is the result of decreased sales of rotating equipment, bearings, metal working products, industrial supplies and safety products and services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the during 2015, this decline in sales to the upstream oil and gas industry would be expected to continue during 2016. The strength of the U.S. dollar also contributed to the sales decline. Service Center sales for our Canadian operations were $104.6 million. The change in the exchange rate reduced sales by $16.4 million compared to the amount which would be calculated using the average exchange rate for 2014. Excluding year-to-date Service Centers segment operating income from acquired businesses of $1.9 million and 2015 impairment expense of $15.8 million, Service Centers segment operating income for 2015 decreased by $31.5 million, or 29.2%, primarily as a result of the decline in sales discussed above and the percentage decrease in sales exceeding the percentage decrease in SG&A.

SUPPLY CHAIN SERVICES SEGMENT. Sales for Supply Chain Services increased by $1.7 million, or 1.0%, in 2015 compared to 2014. None of the 2015 or 2014 acquisitions contributed sales to this segment. The increase is primarily related to increased sales to new and existing customers in the transportation, mining, chemical and alternative energy industries. These were partially offset by decreased sales to customers engaged in the oilfield services and oilfield manufacturing industries. We suspect the customers, which purchased more products from DXP, did so because the customers increased production during the period. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in the number of drilling rigs operating in the U.S and Canada. Gross profit as a percentage of sales increased approximately 105 basis points in 2015 compared to the prior corresponding period as a result of decreased sales of lower margin products to oil and gas and trucking related customers. Operating income for the SCS segment increased $0.4 million, or 3.0%, primarily as a result of the 105 basis point increase in gross profit as a percentage of sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for Innovative Pumping Solutions decreased by $93.3 million, or 26.8%, in 2015 compared to 2014. The sales decrease primarily resulted from a significant decline in capital spending by our oil and gas producers and related businesses stemming from the decline in the price of oil. This decline in IPS sales could continue in 2016 if crude oil and natural gas prices remain at or below prices experienced during 2015. Gross profit as a percentage of sales declined approximately 315 basis point in 2015 compared to 2014 primarily as a result of competitive pressures resulting in lower margin jobs and $3.0 million of unabsorbed manufacturing overhead related to the start-up of manufacturing our ANSI pumps. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Excluding impairment expense of $52.9 million, operating income decreased $29.6 million, or 57.8%, primarily as a result of the 26.8% decline in sales and approximate 315 basis point decline in the gross profit percentage discussed above.

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

Pro Forma Results

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2015 and 2014, assuming the acquisition of businesses completed in 2015 and 2014 (previously discussed in Item 1, Business) were consummated as of January 1, 2014 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014
Net sales	$1,263	$1,541
Net income (loss) attributable to DXP Enterprises, Inc.	$(37)	$(44)
Per share data attributable to DXP Enterprises, Inc.
Basic earnings (loss)	$(2.60)	$(2.99)
Diluted earnings (loss)	$(2.60)	$(2.99)

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 (previously discussed in Item 1, Business) were consummated as of January 1, 2013 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2014	2013
Net sales	$1,513	$1,496
Net income (loss)	$(45)	$71
Per share data
Basic earnings (loss)	$(3.08)	$4.90
Diluted earnings (loss)	$(3.08)	$4.64

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

We generated approximately $98.0 million of cash in operating activities in 2015 as compared to generating $98.7 million in 2014. This small change between the two years was primarily attributable to the 2015 reduction in working capital offsetting the effect of the 2015 decline in net income excluding goodwill impairments.

During 2015 we paid $15.5 million in cash and $4.4 million in common stock for two businesses compared to paying $300.8 million in cash, net of $3.3 million of cash acquired, and $4.0 in common stock, for the purchase of two businesses during 2014.

We purchased approximately $14.0 million of capital assets during 2015 compared to $11.1 million for 2014. Capital expenditures during 2015 were related primarily building improvements, manufacturing equipment, and patterns. Capital expenditures for 2016 are expected to be within the range of capital expenditures during 2014 through 2015.

At December 31, 2015, our total long-term debt, including the current portion and less unamortized debt issuance fees, was $349.5 million, or 63.7% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $548.4 million. Approximately $347.1 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $6.9 million.

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

During 2015, the amount available to be borrowed under our credit facility decreased from $51.0 million at December 31, 2014, to $19.8 million at December 31, 2015. This decrease in availability is a result of a $65.1 million decrease in 2015 earnings before interest, taxes, amortization and depreciation when compared to 2014. We believe that we may not be able to comply with the financial covenants in our credit facility in the upcoming quarter and will need to amend our credit facility or obtain alternative financing. If such an amendment or alternate financing is obtained, then we believe that the liquidity of our balance sheet and credit facility at December 31, 2015 provides us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2016.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders ( as thereafter amended or restated the “Facility”), amending and restating the Original Facility. On August 6, 2015 and September 30, 2015, DXP amended the Facility.

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At December 31, 2015, the term loan component of the Facility was $175.0 million. The Facility expires on January 2, 2019.

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

On December 31, 2015, the LIBOR based rate of the Facility was LIBOR plus 2.25% the prime based rate of the Facility was prime plus 1.25%, and the commitment fee was 0.40%. At December 31, 2015, $347.1 million was borrowed under the Facility at a weighted average interest rate of approximately 2.67% under the LIBOR options. At December 31, 2015, the Company had $19.8 million available for borrowing under the Facility.

At December 31, 2015, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.25 to 1.00 as of the last day of each quarter through September 30, 2016, not to exceed 4.00 to 1.00 on December 31, 2016, not to exceed 3.75 to 1.00 from March 31, 2017 through June 30, 2017, not to exceed 3.50 to 1.00 from September 30, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on March 31, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At December 31, 2015, the Company’s Leverage Ratio was 4.02 to 1.00.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.15 to 1.00 through December 31, 2016 and not less than 1.25 to 1.00 on March 31, 2017 and thereafter, with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2015, the Company's Consolidated Fixed Charge Coverage Ratio was 1.23 to 1.00.

Asset Coverage Ratio –The Facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date. At December 31, 2015, the Company's Asset Coverage Ratio was 1.15 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of December 31, 2015 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2015	Leverage Ratio

Loss before taxes	$(38,920)
Loss attributable to noncontrolling interest	813
Interest expense	10,932
Depreciation and amortization	33,243
Impairment expense	68,735
Stock compensation expense	2,973
Pro forma acquisition EBITDA	2,244
B27 settlment	7,348
(A) Defined EBITDA	$87,368

As of December 31, 2015
Total long-term debt, including current maturities	$349,509
Unamortized debt issuance costs	2,046
(B) Defined indebtedness	$351,555

Leverage Ratio (B)/(A)	4.02

The following table sets forth the computation of the Fixed Charge Coverage Ratio as of December 31, 2015 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2015

Defined EBITDA	$87,368
Cash paid for income taxes	13,792
Capital expenditures	13,992
(A) Defined EBITDA minus capital expenditures & cash income taxes	$59,584
Cash interest payments	$9,721
Dividends	90
Scheduled principal payments	38,666
(B) Fixed Charges	$48,477
Fixed Charge Coverage Ratio (A)/(B)	1.23

The following table sets forth the computation of the Asset Coverage Ratio as of December 31, 2015 (in thousands, except for ratios):

Credit facility outstanding balance	$172,148
Outstanding letters of credit	6,305
Defined indebtedness	$178,453

Accounts receivable (net), valued at 85% of gross	$138,486
Inventory, valued at 65% of gross	67,482
$205,968
Asset Coverage Ratio	1.15

Borrowings (in thousands):

	December 31, 2015	December 31, 2014		Increase (Decrease)

Current portion of long-term debt	$50,829	$38,608		$12,221
Long-term debt, less debt issuance costs	298,680	370,194		(71,514)
Total long-term debt	$349,509	$408,802		$(59,293)
Amount available	$19,754	$50,955	(1)	$(31,201)

(1) Represents amount available to be borrowed at the indicated date under the Facility. The decrease in availability is a result of a $56.7 million decrease in 2015 Defined EBITDA when compared to 2014.

Performance Metrics (in days):

	Three Months Ended December 31,
	2015	2014	Increase (Decrease)

Days of sales outstanding	56.9	59.6	(2.7)
Inventory turns	7.7	9.5	(1.8)

Accounts receivable days of sales outstanding were 56.9 days at December 31, 2015 compared to 59.6 days at December 31, 2014. The 2.7 days decrease was primarily due to a 31.8% decrease in December 2015 sales compared to December 2014 sales. Inventory turns were 7.7 times at December 31, 2015 compared to 9.5 times at December 31, 2014. The 1.8 turns decrease is primarily related to our 2015 organic sales decline, which resulted in sales decreasing faster than inventory decreased.

	Three Months Ended December 31,
	2014	2013	Increase (Decrease)

Days of sales outstanding	59.6	58.9	0.7
Inventory turns	9.5	8.3	1.2

Accounts receivable days of sales outstanding were 59.6 days at December 31, 2014 compared to 58.9 days at December 31, 2013. The 0.7 days increase resulted primarily from our B27 acquisition that has more days sales in receivables. Inventory turns were 9.5 times at December 31, 2014 compared to 8.3 times at December 31, 2013. The slight increase is primarily related to our acquisition of B27 that has higher inventory turns.

Funding Commitments

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. However, we may require additional debt outside of the Facility or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to obtain additional financing on attractive terms, if at all. Refer to the Contractual Obligations table below. Additionally, we believe that we may need to amend the financial covenants in our Facility or obtain alternative financing next quarter to avoid breaching the Facility.

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. As of December 31, 2015, DXP has purchased 191,420 shares of DXP’s common stock at an average price of $46.53 under this authorization.

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

Contractual Obligations

The impact that our contractual obligations as of December 31, 2015 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period

	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$50,829	$126,737	$173,989	$-	$351,555
Operating lease obligations	23,951	31,891	11,555	9,861	77,258
Estimated interest payments (2)	3,791	3,221	54	-	7,066
Total	$78,571	$161,849	$185,598	$9,861	$435,879

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2015. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under the Facility fluctuate. The amounts of interest incurred for borrowings under the revolving lines of credit were approximately $4.5 million, $3.0 million and $1.9 million for the years ended 2015, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, we were not involved in any unconsolidated SPE transactions.

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

Variable Interest Entity (VIE)

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2015, the total assets of the VIE were approximately $4.0 million including $0.3 million of cash and approximately $3.6 million of fixed assets. DXP is the sole customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $1.4 million for the twelve months ended December 31, 2015. The Company recognized a related income tax benefit of $0.3 million  related to the VIE for the year ended December 31, 2015. At December 31, 2015, the owners of the 52.5% of the equity not owned by DXP included an executive officer and other employees of DXP.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2015, the allowance was 5.4% of the gross accounts receivable, compared to an allowance of 4.7% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill and Other Indefinite Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management. As of December 31, 2015 DXP Core Service Centers (“Core SC”), DXP Core IPS, DXP Core Supply Chain Services (“Core SCS”) and B27 Service Centers (“B27 SC”) reporting units had goodwill.

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value.

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

During the third quarter of 2015, the price of DXP’s common stock and the price of crude oil declined over 40% and over 20%, respectively. The decline in oil prices reduced spending by our customers and reduced our revenue expectations. This sustained decline in crude oil prices, reduced capital spending by customers and reduced revenue expectations were determined to be a triggering event during the third quarter of 2015. This triggering event required us to perform testing for possible goodwill impairment in two of our reporting units, and our step one testing indicated there was an impairment in the B27 IPS and B27 SC reporting units. No triggering event was identified in our other reporting units during the third quarter. Accounting Standards Codification 350 Intangibles – Goodwill and Other (“ASC 350”) step two of the goodwill impairment testing for the reporting units was performed preliminarily during the third quarter of 2015. Our preliminary analysis concluded that $48.0 million of our B27 IPS reporting unit’s goodwill and $9.8 of our B27 SC reporting unit’s goodwill was impaired. The remaining goodwill for the B27 IPS and B27 SC reporting units at September 30, 2015 was $4.9 million and $10.3 million, respectively. The third quarter of 2015 ASC 350 step two testing was completed in the fourth quarter of 2015 without any adjustment to the amount recorded in the third quarter of 2015.

As of October 1, 2015, DXP performed a qualitative assessment (“Step 0”) to determine whether DXP was required to proceed to ASC 350 step one of the impairment analysis for any of its reporting units. It is the position of DXP that the factors taken into the Step 0 analysis failed to meet the more likely than not criteria that the fair value of any of our reporting units had fallen below its carrying value as of October 1, 2015.

During the fourth quarter of 2015, the price of DXP’s common stock and the price of crude oil declined over 16% and over 18%, respectively. Actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fourth quarter of 2015 for the Core SCS and Core SC reporting units exceeded the EBITDA amounts in the October 1, 2015 Step 0 analysis. Therefore, evidence of a fourth quarter triggering event for these two reporting units does not exist. Additionally, the fair value of each of these reporting units is substantially in excess of each reporting units carrying value as of October 1, 2015. Actual EBITDA for the fourth quarter of 2015 for the Core IPS reporting unit was below the EBITDA amount in the October 1, 2015 Step 0 analysis. Therefore, DXP updated the 2016 through 2020 forecasts for the Core IPS reporting unit. The forecasted EBITDA for 2016 through 2020 in the updated forecast declined less than $1 million from the October 1, 2015 forecast. The effect of this decline was more than offset by a $12 million reduction in the carrying value of the Core IPS reporting unit at December 31, 2015 from the October 1, 2015 value. Therefore, evidence of a triggering event for this reporting unit does not exist. Additionally, the fair value of this reporting unit is substantially in excess of its carrying value as of October 1, 2015.

Actual EBITDA for the fourth quarter of 2015 for the B27 IPS and B27 SC reporting units were below the EBITDA amounts in the October 1, 2015 Step 0 analysis. Therefore, DXP updated the 2016 through 2020 forecasts for the B27 IPS and B27 SC reporting units. The forecasted EBITDA for 2016 through 2020 in the updated forecasts declined significantly from the October 1, 2015 forecast. The declines in the forecasted EBITDA for these two reporting units were determined to be a triggering event during the fourth quarter of 2015. This triggering event required us to perform testing for possible goodwill impairment in these two reporting units, and our ASC 350 step one testing indicated there may be an impairment in our B27 IPS and B27 SC reporting units. ASC 350 step two testing for reporting units was performed during the fourth quarter of 2015. Our analysis concluded that $4.9 million of our B27 IPS reporting unit’s goodwill was impaired, and $5.0 million of our B27 SC reporting unit’s goodwill was impaired. The remaining goodwill for the B27 IPS and B27 SC reporting units at December 31, 2015 was zero and $5.3 million, respectively.

Because the carrying value of the B27 SC reporting unit equals the fair value of the reporting unit, a future decline in the estimated cash flows of the reporting unit could result in an impairment loss. A future decline in the estimated cash flows could result from a significant decline in capital spending by oil and gas producers and related businesses.

As of October 1, 2014, the Core SCS, Core IPS and Core SCS, Canada Service Centers and NatPro Service Centers reporting units had goodwill. The fair value of each of these reporting units as of October 1, 2014 was substantially in excess of each reporting unit’s carrying value. The aggregate goodwill associated with these reporting units was $180.3 million, and the aggregate excess fair value of these reporting units over the carrying value at the measurement date was over 200%. The two reporting units with the lowest excess fair value are 90% and 17%, respectively, and the reporting unit with 17% excess fair value represented less than 5% of goodwill at December 31, 2014. The remaining reporting units, B2 SC, B27 IPS and NatPro IPS, recorded impairment losses during the fourth quarter of 2014. The NatPro IPS goodwill was reduced to zero with the impairment, and the remaining goodwill for the B27 SC and B27 IPS reporting units was $73 million at December 31, 2014.

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

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment was recorded for property and equipment and intangible assets with indefinite or determinable lives during 2015, 2014 and 2013.

Revenue Recognition

For binding, long-term agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Changes in estimated profitability may periodically result in revisions to revenue and expenses and are recognized in the period such revisions become probable. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $47.5 million, $65.9 million, and $12.7 million were recognized on contracts in process for the years ended December 31, 2015, 2014, and 2013, respectively. The typical time span of these contracts is approximately one to two years.

For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.

The Company reserves for potential customer returns based upon the historical level of returns. Reserves for customer accounts were $0.2 and $0.2 million at December 31, 2015 and 2014, respectively.

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

The accrual for these claims at December 31, 2015 and 2014 was approximately $3.4 million and $2.9 million, respectively.

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for those acquisitions completed in fiscal 2013, fiscal 2014 and fiscal 2015. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2009. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The update requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The update simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2015, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $3.5 million. Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
Fixed Rate Long- term Debt	$829	$856	$881	$908	$934	$-	$4,408	$4,408
Fixed Interest Rate	2.9%	2.9%	2.9%	2.9%	2.9%	-	-	-
Floating Rate Long-term Debt	$50,000	$62,500	$62,500	$172,147	-	-	$347,147	$347,147
Average Interest Rate (1)	2.67%	2.67%	2.67%	$2.67%	-	-	-	-
Total Maturities	$50,829	$63,356	$63,381	$173,055	$934	$-	$351,555	$351,555
(1) Assumes weighted average floating interest rates in effect at December 31, 2015.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DXP Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DXP Enterprises, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation for debt issuance costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Houston, Texas

February 29, 2016

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DXP Enterprises, Inc. and Subsidiaries

We have audited the internal control over financial reporting of DXP Enterprises, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas

February 29, 2016

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of
   DXP Enterprises, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DXP Enterprises, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DXP Enterprises, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 11, 2014, expressed an unqualified opinion on the effectiveness of DXP Enterprises, Inc.’s internal control over financial reporting.

Hein & Associates LLP
Houston, Texas

March 11, 2014

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,693	$47
Trade accounts receivable, net of allowances for doubtful accounts of $9,364 in 2015 and $8,713 in 2014	162,925	239,236
Inventories	103,819	115,658
Costs and estimated profits in excess of billings on uncompleted contracts	22,045	20,083
Prepaid expenses and other current assets	2,644	3,004
Federal income taxes recoverable	1,839	-
Deferred income taxes	8,996	8,250
Total current assets	303,961	386,278
Property and equipment, net	68,503	69,979
Goodwill	197,362	253,312
Other intangible assets, net of accumulated amortization of $87,594 in 2015 and $66,412 in 2014	112,297	130,333
Other long-term assets	1,857	1,730
Total assets	$683,980	$841,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$50,829	$38,608
Trade accounts payable	77,108	100,774
Accrued wages and benefits	20,864	26,967
Federal income taxes payable	-	8,130
Customer advances	1,076	4,262
Billings in excess of costs and profits on uncompleted contracts	8,021	8,840
Other current liabilities	22,220	19,621
Total current liabilities	180,118	207,202
Long-term debt, less current maturities	300,726	372,908
Less unamortized debt issuance costs	(2,046)	(2,714)
Long-term debt less unamortized debt issuance costs	298,680	370,194
Non-current deferred income taxes	6,312	21,284
Commitments and Contingencies (Notes 13)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2015 and 2014); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2015 and 2014); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,655,356 in 2015 and 14,655,356 in 2014 shares issued	146	146
Additional paid-in capital	110,306	115,605
Retained earnings	109,783	148,409
Accumulated other comprehensive (loss) income	(10,616)	(5,700)
Treasury stock, at cost (264,297 shares at December 31, 2015 and 280,195 shares at December 31, 2014)	(12,577)	(15,524)
Total DXP Enterprises, Inc. shareholders’ equity	197,058	242,952
Noncontrolling interest	1,812	-
Total shareholders’ equity	$198,870	$242,952
Total liabilities and shareholders’ equity	$683,980	$841,632

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013

Sales	$1,247,043	$1,499,662	$1,241,510
Cost of sales	895,057	1,066,822	869,165
Gross profit	351,986	432,840	372,345
Selling, general and administrative expense	303,819	327,899	271,421
Impairment expense	68,735	117,569	-
B27 settlement	7,348	-	-
Operating income (loss)	(27,916)	(12,628)	100,924
Other expense (income), net	72	131	(75)
Interest expense	10,932	12,797	6,282
Income (loss) before income taxes	(38,920)	(25,556)	94,717
Provision for income taxes	150	19,682	34,480
Net income (loss)	(39,070)	(45,238)	60,237
Net income (loss) attributable to noncontrolling interest	(534)	-	-
Net income (loss) attributable to DXP Enterprises, Inc.	(38,536)	(45,238)	60,237
Preferred stock dividend	90	90	90
Net income (loss) attributable to common shareholders	$(38,626)	$(45,328)	$60,147

Net income (loss)	$(39,070)	$(45,238)	$60,237
(Loss) gain on long-term investment, net of income taxes	-	(55)	(387)
Cumulative translation adjustment, net of income taxes	(4,916)	(3,277)	(3,040)
Comprehensive income (loss)	$(43,986)	$(48,570)	$56,810

Basic earnings (loss) per share	$(2.68)	$(3.10)	$4.17
Weighted average common shares outstanding	14,423	14,639	14,439
Diluted earnings (loss) per share	$(2.68)	$(3.10)	$3.94
Weighted average common shares and common equivalent shares outstanding	14,423	14,639	15,279

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	NCI	AOCI	Total
BALANCES AT DECEMBER 31, 2012	$1	$15	$141	$78,554	$133,590	$(4,867)	$-	$1,059	$208,493
Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Issuance of common stock			2	24,356					24,358
Compensation expense for restricted stock	-	-	-	2,832	-	-	-	-	2,832
Net loss on long-term investment for comprehensive income	-	-	-	-	-	-	-	(387)	(387)
Issuance of 52,542 shares in connection with an acquisition	-	-	1	3,517	-	-	-	-	3,518
Vesting of restricted stock for 67,021 shares of common stock	-	-	-	633	-	-	-	-	633
Acquisition of 5,400 shares of treasury stock	-	-	-	-	-	(304)	-	-	(304)
Cumulative translation adjustment	-	-	-	-	-	-	-	(3,040)	(3,040)
Net income	-	-	-	-	60,237	-	-	-	60,237
BALANCES AT DECEMBER 31, 2013	$1	$15	$144	$109,892	$193,737	$(5,171)	$-	$(2,368)	$296,250

Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	3,560	-	-	-	-	3,560
Net loss on sale of long-term investment for comprehensive income	-	-	-	-	-	-	-	(55)	(55)
Issuance of 36,000 shares in connection with an acquisition	-	-	2	4,031	-	-	-	-	4,033
Vesting of restricted stock for 69,675 shares of common stock	-	-	-	(376)	-	-	-	-	(376)
Acquisition of 200,000 shares of treasury stock	-	-	-	-	-	(11,855)	-	-	(11,855)
Issuance of 66,676 treasury shares for vesting of restricted stock	-	-	-	(1,502)	-	1,502	-		-
Cumulative translation adjustment	-	-	-	-	-	-	-	(3,277)	(3,277)
Net loss	-	-	-	-	(45,238)	-	-	-	(45,238)
BALANCES AT DECEMBER 31, 2014	$1	$15	$146	$115,605	$148,409	$(15,524)	$-	$(5,700)	$242,952

Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	2,973	-	-	-	-	2,973
Issuance of 148,769 treasury shares in connection with an acquisition	-	-	-	(4,825)	-	9,223	-	-	4,398
Acquisition of 191,420 shares of treasury stock	-	-	-	-	-	(8,908)	-	-	(8,908)
Issuance of 57,401 treasury shares upon vesting of restricted stock	-	-	-	(3,447)	-	2,632	-	-	(815)
Noncontrolling interest	-	-	-	-	-	-	2,346		2,346
Cumulative translation adjustment	-	-	-	-	-	-	-	(4,916)	(4,916)
Net income (loss)	-	-	-	-	(38,536)	-	(534)	-	(39,070)
BALANCES AT DECEMBER 31, 2015	$1	$15	$146	$110,306	$109,783	$(12,577)	$1,812	$(10,616)	$198,870

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$(38,536)	$(45,238)	$60,237
Less net income (loss) attributable to noncontrolling interest	(534)	-	-
Net income (loss)	(39,070)	(45,238)	60,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,622	12,598	9,830
Amortization of intangible assets	20,621	22,480	11,830
Impairment of goodwill	68,735	117,569	-
Bad debt expense	2,014	2,365	2,018
Amortization of debt issuance costs	1,211	1,157	793
Gain on reversal of earn-out	-	-	(2,805)
Compensation expense for restricted stock	2,973	3,560	2,832
Tax benefit related to vesting of restricted stock	-	(960)	(958)
Deferred income taxes	(9,024)	(12,122)	2,834
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	71,261	(14,002)	(6,683)
Cost in excess of billings on uncompleted contracts	(2,047)	(405)	2,857
Inventories	12,724	(1,913)	3,860
Prepaid expenses and other assets	159	1,948	1,422
Accounts payable and accrued expenses	(43,677)	11,099	(6,380)
Billings in excess of costs on uncompleted contracts	(513)	2,359	511
Net cash provided by operating activities	97,989	100,495	82,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,992)	(11,104)	(7,745)
Sale of investments	-	1,688	(68)
Acquisitions of businesses, net of cash acquired	(15,501)	(300,844)	(61,195)
Net cash used in investing activities	(29,493)	(310,260)	(69,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	393,551	744,050	458,446
Principal payments on revolving line of credit and other long-term debt	(453,480)	(527,030)	(501,990)
Debt issuance fees	(543)	(1,823)	-
Contributions from noncontrolling interest holders, net of losses	2,346	-	-
Preferred dividends paid	(90)	(90)	(90)
Purchase of treasury stock	(8,908)	(11,855)	(304)
Proceeds from issuance of common shares, net	-	-	24,358
Tax benefit related to vesting of restricted stock	-	960	958
Net cash provided by (used in) financing activities	(67,124)	204,212	(18,622)
EFFECT OF FOREIGN CURRENCY ON CASH	274	131	446
(DECREASE) INCREASE IN CASH	1,646	(5,422)	(4,986)
CASH AT BEGINNING OF YEAR	47	5,469	10,455
CASH AT END OF YEAR	$1,693	$47	$5,469

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$9,721	$11,641	$5,489
Cash paid for Income Taxes	$13,792	$28,784	$35,697

Purchases of businesses in 2013 exclude $3.6 million in common stock in connection with an acquisition. Purchases of businesses in 2014 exclude $4.0 million in common stock issued in connection with an acquisition. Purchases of businesses in 2015 exclude $4.4 million in common stock issued in connection with an acquisition.

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

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2015, the total assets of the VIE were approximately $4.0 million including $0.3 million of cash and approximately $3.6 million of fixed assets. DXP is the sole customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $1.4 million for the twelve months ended December 31, 2015. The Company recognized a related income tax benefit of $0.3 million  related to the VIE for the year ended December 31, 2015.  At December 31, 2015, the owners of the 52.5% of the equity not owned by DXP included an executive officer and other employees of DXP.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation; none affected net income.

Out-of-Period Items

During the first quarter of 2015, we identified a $2.5 million ($1.6 million net of tax) overstatement of an accrual at December 31, 2014, which overstated 2014 selling, general and administrative expense. We recorded an out-of-period adjustment to correct this overstatement in the quarter ended March 31, 2015. During the fourth quarter of 2015, we realized $1.5 million of net tax benefits related to events which occurred in earlier years. These out-of-period items reduced the 2015 net loss by $3.1 million and 2015 basic and diluted net loss per share by $0.21. We assessed the materiality of this overstatement and concluded the overstatement was not material to the results of operations or financial condition for the years ended December 31, 2015 and 2014.

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

Cash and Cash Equivalents

The Company’s presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of 90 days or less at time of purchase. The Company places its cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

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

We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015		2014		2013
Balance at beginning of year	$8,713		$8,798		$7,204
Charged to costs and expenses	2,014		2,365		2,018
Charged to other accounts	1,255	[2]	1,140	[2]	560	[2]
Deductions	(2,618)[1]		(3,590)[1]		(984)[1]
Balance at end of year	$9,364		$8,713		$8,798

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

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. During the third and fourth quarter of 2015, DXP performed interim impairment tests using a quantitative approach and recognized goodwill impairments of $57.8 million and $9.8 million, respectively. During the fourth quarter ended December 31, 2014, the Company performed its annual goodwill impairment test using a quantitative approach and recognized a goodwill impairment of $117.6 million (see Note 8). No impairment of goodwill was required in 2013.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $47.5 million, $65.9 million, and $12.7 million were recognized on contracts in process for the years ended December 31, 2015, 2014, and 2013, respectively. The typical time span of these contracts is approximately one to two years.

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

The accrual for these claims at December 31, 2015 and 2014 was approximately $3.4 million and $2.9 million, respectively.

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

Debt Issuance Cost Amortization

Fees paid to DXP’s lender to secure a firm commitment on a term loan and revolving line of credit are presented as a direct deduction from the carrying amount of the debt liability. For the term loan, fees paid by DXP are amortized over the life of the loan as additional interest. Fees paid to secure a firm commitment from our lender on a revolving line of credit are amortized on a straight-line basis over the entire term of the arrangement. The total unamortized debt issuance costs reported on the consolidated balance sheets as of December 31, 2015 and 2014 was $2.0 million and $2.7 million, respectively.

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

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2009. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The update requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The update simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

The following table presents the changes in Level 1 assets for the period indicated (in thousands):

	Years Ended December 31,
	2015		2014

Fair value at beginning of period	$		$1,837
Investment during period		-	-
Realized and unrealized gains (losses) included in other comprehensive income			(149)
Proceeds on sale of investment			(1,688)
Fair value at end of period		$-	$-

The Company paid a total of $1.7 million for an investment with quoted market prices in an active market. During the year ended December 31, 2014, the Company sold this investment for $1.7 million. The Company recognized a $0.1 million loss in 2014 on the sale of this investment, which is included in other income within our condensed consolidated statements of income.

During the third and fourth quarters of 2015, in connection with interim tests for impairment, DXP recorded impairment charges of $57.8 million and $9.8 million, respectively, in order to reflect the implied fair values of goodwill, which is a non-recurring fair value adjustment. The fair values of goodwill used in the impairment calculations were estimated based on discounted estimated future cash flows with the discount rates of 10.0% to 11.5%. The measurements utilized to determine the implied fair value of goodwill represent significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

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

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	December 31, 2015	December 31, 2014
Finished goods	$94,524	$99,732
Work in process	9,295	15,926
Inventories	$103,819	$115,658

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

Costs and estimated earnings on uncompleted contracts and related amounts billed for 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Costs incurred on uncompleted contracts	$34,400	$49,133
Estimated earnings, thereon	13,119	16,749
Total	47,519	65,882
Less: billings to date	33,422	54,701
Net	$14,097	$11,181

Such amounts were included in the accompanying Consolidated Balance Sheets for 2015 and 2014 under the following captions (in thousands):

	Year Ended December 31,
	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$22,045	$20,083
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,021)	(8,840)
Translation Adjustment	73	(62)
Net	$14,097	$11,181

NOTE 7 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	December 31, 2015	December 31, 2014

Land	$2,386	$2,386
Buildings and leasehold improvements	16,631	13,490
Furniture, fixtures and equipment	102,494	97,829
Less – Accumulated depreciation	(53,008)	(43,726)
Total Property and Equipment	$68,503	$69,979

Depreciation expense was $12.6 million, $12.6 million, and $9.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. Capital expenditures by segment are included in Note 17.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2015 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2014	$253,312	$130,333	$383,645
Acquired during the period	11,713	7,263	18,976
Impairment	(67,663)	(1,072)	(68,735)
Translation adjustment	-	(3,606)	(3,606)
Amortization	-	(20,621)	(20,621)
Balance as of December 31, 2015	$197,362	$112,297	$309,659

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2014 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2013	$188,110	$69,722	$257,832
Acquired during the period	182,771	85,264	268,035
Impairment	(117,569)	-	(117,569)
Translation adjustment	-	(2,173)	(2,173)
Amortization	-	(22,480)	(22,480)
Balance as of December 31, 2014	$253,312	$130,333	$383,645

The following table presents goodwill balance by reportable segment as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Service Centers	$164,244	$167,302
Innovative Pumping Solutions	15,980	68,872
Supply Chain Services	17,138	17,138
Total	$197,362	$253,312

During the third quarter of 2015, the price of DXP’s common stock and the price of crude oil declined over 40% and over 20%, respectively. This decline in oil prices reduced spending by our customers and reduced our revenue expectations. This sustained decline in crude oil prices, reduced capital spending by customers and reduced revenue expectations were determined to be a triggering event during the third quarter of 2015. This triggering event required us to perform testing for possible goodwill impairment in two of our reporting units, and our step one testing indicated there was an impairment in the B27 IPS and B27 SC reporting units. No triggering event was identified in our other reporting units during the third quarter. ASC 350 step two of the goodwill impairment testing for the reporting units was performed preliminarily during the third quarter of 2015. Our preliminary analysis concluded that $48.0 million of our B27 IPS reporting unit’s goodwill and $9.8 million of our B27 SC reporting unit’s goodwill was impaired. The remaining goodwill for the B27 IPS and B27 SC reporting units at September 30, 2015 was $4.9 million and $10.3 million, respectively. The September 30, 2015 ASC 350 step two testing was completed in the fourth quarter of 2015 without any adjustment to the amount recorded in the third quarter of 2015. Fair value was based on expected future cash flow using Level 3 inputs under Account Standards Codification 820 Fair Value Measurements (“ASC 820”). The cash flows are those expected to be generated by market participants, discounted at a rate of return market participants would expect. Approximately 60% of the goodwill associated with the B27 acquisition is not deductible for tax purposes. Accordingly, the financial statement tax benefit is calculated for only 40% of the goodwill impairment. The pretax impairment impacted DXP’s effective tax rate for 2015. For the year ended December 31, 2014, accumulated impairment for the B27 IPS and B27 SC reporting units was $95.1 million and $10.2 million, respectively. After recording the third quarter impairment loss, accumulated impairment expenses for the B27 IPS and B27 SC reporting units were $143.1 million and $20.0 million, respectively, at September 30, 2015.

DXP recorded $1.1 million of impairment expense in the third quarter of 2015 to write off an acquired intangible asset related to an ITT Goulds distribution agreement, which was terminated by ITT Goulds during 2015. The remaining intangible asset value of vendor distribution agreements for the year ended December 31, 2015 was zero. None of the impairment is expected to be deductible for tax purposes.

During the fourth quarter of 2015, the price of DXP’s common stock and the price of crude oil declined over 16% and over 18%, respectively. This decline in oil prices reduced spending by our customers during the fourth quarter and resulted in fourth quarter actual earnings for the B27 IPS and B27 SC reporting units declining significantly from the forecasts used in the impairment analysis at the end of the third quarter of 2015. The declines in forecasted earnings for these two reporting units were determined to be a triggering event during the fourth quarter of 2015. This triggering event required us to perform testing for possible goodwill impairment in these two reporting units, and our step one testing indicated there may be an impairment in the B27 IPS and B27 SC reporting units. No triggering event was identified in our other reporting units during the fourth quarter. ASC 350 step two of the goodwill impairment testing for the reporting units was performed during the fourth quarter of 2015. Our analysis concluded that $4.9 million of our B27 IPS reporting unit’s goodwill and $5.0 million of our B27 SC reporting unit’s goodwill was impaired. Fair value was based on expected future cash flow using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at a rate of return market participants would expect. The remaining goodwill for the B27 IPS and B27 SC reporting units at December 31, 2015 was zero and $5.3 million, respectively. Approximately 60% of the goodwill associated with the B27 acquisition is not deductible for tax purposes. Accordingly, the financial statement tax benefit is calculated for only 40% of the goodwill impairment. The pretax impairment impacted DXP’s effective tax rate for 2015. After recording the fourth quarter impairment loss, accumulated impairment for the B27 IPS and B27 SC reporting units were $148.0 million and $25.0 million, respectively, for the year ended December 31, 2015. As none of the Company’s other reporting units recorded impairment losses in 2015, accumulated impairment for these units remained at $12.3 million.

During the fourth quarter of 2014, DXP performed its annual goodwill impairment test at its B27 IPS reporting unit and recognized impairment expense of $95.1 million. In performing the goodwill impairment test, Step 1 of the test failed as the fair value of the reporting unit no longer exceeded its carrying amount primarily due to actual revenues being lower than revenues forecasted as of the date of acquisition and the decline in oil prices during the third quarter of 2014. Fair value was based on expected future cash flow using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at a rate of return market participants would expect. In Step 2, goodwill with a carrying amount of $148.0 million was determined to have an implied fair value of $52.9 million after the hypothetical purchase price allocation under US GAAP guidance for business combinations. Approximately 60% of the goodwill associated with the B27 acquisition is not deductible for tax purposes. Accordingly, the financial statement tax benefit is calculated for only 40% of the goodwill impairment. The pretax impairment impacted DXP’s effective tax rate for 2014. B27 IPS is reported in the IPS reportable segment. The Company has not previously recorded an impairment loss for the reporting unit. For the year ended December 31, 2014, accumulated impairment for the B27 IPS reporting unit was $95.1 million.

During the fourth quarter of 2014, DXP performed its annual goodwill impairment test at its NatPro IPS reporting unit and recognized impairment expense of $12.3 million consisting of goodwill. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.  The cash flows are those expected to be generated by the market participants, discounted at a rate of return market participants would expect.  Goodwill was determined to have an implied fair value of zero after the hypothetical purchase price allocation under US GAAP guidance for business combinations. None of the goodwill associated with the NatPro acquisition is deductible for tax purposes. The pretax goodwill impairment impacted DXP's effective tax rate for 2014. NatPro IPS is reported in the IPS reportable segment. The Company has not previously recorded an impairment loss for the reporting unit. For the year ended December 31, 2014, accumulated impairment for the NatPro IPS reporting unit was $12.3 million.

During the fourth quarter of 2014, DXP performed its annual goodwill impairment test at its B27 SC reporting unit and recognized a goodwill impairment expense of $10.2 million. In performing the goodwill impairment test, Step 1 of the test failed as the fair value of the reporting unit no longer exceeded its carrying amount primarily due to actual revenues being lower than revenues forecasted as of the date of acquisition and the decline in oil prices during the third quarter of 2014. Fair value was based on expected future cash flow using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at a rate of return market participants would expect. In Step 2, goodwill was determined to have an implied fair value of $20.1 million after the hypothetical purchase price allocation under USGAAP guidance for business combinations. Approximately 60% of the goodwill associated with the B27 acquisition is not deductible for tax purposes. Accordingly, the financial statement tax benefit is calculated for only 40% of the impairment. The pretax impairment impacted DXP’s effective tax rate for 2014. B27 Service Centers is reported in the Service Centers reportable segment. The Company has not previously recorded an impairment loss for the reporting unit. For the year ended December 31, 2014, accumulated impairment for the B27 Service Centers reporting unit was $10.2 million.

The impairment losses during the years ended December 31, 2015 and 2014 are included in the “impairment expense” line item on the consolidated statements of income (loss).

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Vendor agreements	$2,496	$(2,496)	$-	$2,496	$(1,330)	$1,166
Customer relationships	195,580	(83,741)	111,839	192,512	(63,957)	128,555
Non-compete agreements	1,815	(1,357)	458	1,737	(1,125)	612
Total	$199,891	$(87,594)	$112,297	$196,745	$(66,412)	$130,333

Customer relationships are amortized over their estimated useful lives. Amortization expense is recognized according to estimated economic benefits and was $20.6 million, $22.5 million, and $11.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.  The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2016	$18,161
2017	17,304
2018	15,657
2019	14,212
2020	10,778
Thereafter	36,185

The weighted average remaining estimated life for customer relationships and non-compete agreements are 9.9 years and 2.9 years, respectively.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014

Line of credit	$172,147	$193,443
Term loan	175,000	212,500
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	4,408	5,216
Unsecured subordinated notes payable in quarterly installments at 5%	-	357
Less unamortized debt issuance costs	(2,046)	(2,714)
Total Debt	349,509	408,802
Less: Current maturities	(50,829)	(38,608)
Total Long-term Debt	$298,680	$370,194

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as thereafter amended or restated, the “Facility”), amending and restating the Original Facility. On August 6, 2015 and September 30, 2015, DXP amended the Facility.

The Facility provides a term loan and a $350 million revolving line of credit to the Company. At December 31, 2015, the term loan component of the Facility was $175.0 million. The Facility expires on January 2, 2019.

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

On December 31, 2015, the LIBOR based rate of the Facility was LIBOR plus 2.25% the prime based rate of the Facility was prime plus 1.25%, and the commitment fee was 0.40%. At December 31, 2015, $347.1 million was borrowed under the Facility at a weighted average interest rate of approximately 2.67% under the LIBOR options. At December 31, 2015, the Company had $19.8 million available for borrowing under the Facility.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the Facility.

At December 31, 2015, the Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.25 to 1.00 as of the last day of each quarter through September 30, 2016, not to exceed 4.00 to 1.00 on December 31, 2016, not to exceed 3.75 to 1.00 from March 31, 2017 through June 30, 2017, not to exceed 3.50 to 1.00 from September 30, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on March 31, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At December 31, 2015, the Company’s Leverage Ratio was 4.02 to 1.00.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.15 to 1.00 through December 31, 2016 and not less than 1.25 to 1.00 on March 31, 2017 and thereafter, with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2015, the Company's Consolidated Fixed Charge Coverage Ratio was 1.23 to 1.00.

Asset Coverage Ratio –The Facility requires that the Asset Coverage Ratio at any time be not less than 1.0 to 1.0 with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date. At December 31, 2015, the Company's Asset Coverage Ratio was 1.15 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of December 31, 2015 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2015	Leverage Ratio

Loss before taxes	$(38,920)
Loss attributable to noncontrolling interest	813
Interest expense	10,932
Depreciation and amortization	33,243
Impairment expense	68,735
Stock compensation expense	2,973
Pro forma acquisition EBITDA	2,244
B27 settlment	7,348
(A) Defined EBITDA	$87,368

As of December 31, 2015
Total long-term debt, including current maturities	$349,509
Unamortized debt issuance costs	2,046
(B) Defined indebtedness	$351,555

Leverage Ratio (B)/(A)	4.02

The following table sets forth the computation of the Fixed Charge Coverage Ratio as of December 31, 2015 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2015

Defined EBITDA	$87,368
Cash paid for income taxes	13,792
Capital expenditures	13,992
(A) Defined EBITDA minus capital expenditures & cash income taxes	$59,584
Cash interest payments	$9,721
Dividends	90
Scheduled principal payments	38,666
(B) Fixed Charges	$48,477
Fixed Charge Coverage Ratio (A)/(B)	1.23

The following table sets forth the computation of the Asset Coverage Ratio as of December 31, 2015 (in thousands, except for ratios):

Credit facility outstanding balance	$172,147
Outstanding letters of credit	6,305
Defined indebtedness	$178,452

Accounts receivable (net), valued at 85% of gross	$138,486
Inventory, valued at 65% of gross	67,482
$205,968
Asset Coverage Ratio	1.15

As of December 31, 2015, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

2016	$50,829
2017	63,356
2018	63,381
2019	173,055
2020	934
Thereafter	-

NOTE 10 - INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,

	2015	2014	2013

Domestic	$(42,179)	$(21,349)	$86,567
Foreign	3,259	(4,207)	8,150
Total income before taxes	$(38,920)	$(25,556)	$94,717

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current -
Federal	$5,182	$24,050	$21,481
State	1,499	5,604	2,681
Foreign	2,493	2,150	7,484
	9,174	31,804	31,646
Deferred -
Federal	(7,090)	(10,544)	8,631
State	-	(1,769)	167
Foreign	(1,934)	191	(5,964)
	(9,024)	(12,122)	2,834
	$150	$19,682	$34,480

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income taxes computed at federal statutory rate	$(13,622)	$(8,945)	$33,150
State income taxes, net of federal benefit	974	2,492	1,852
Non-tax deductible impairment expense computed at federal statutory rate	15,765	24,444	-
Foreign adjustment	689	1,353	-
Meals and entertainment	620	801	561
Domestic Production Activity Deduction	(1,143)	(1,040)	(566)
Research and development tax credit	(1,730)	(587)	-
Foreign tax credit	(921)	(343)	-
Other, primarily non-tax deductible, or non-taxable items	(482)	1,507	(517)
	$150	$19,682	$34,480

The net current and noncurrent components of deferred income tax balances are as follows (in thousands):

	December 31,
	2015	2014
Net current assets	$8,996	$8,250
Net non-current liabilities	(6,312)	(21,284)
Net assets (liabilities)	$2,684	$(13,034)

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Goodwill	$23,334	$17,906
Allowance for doubtful accounts	2,692	2,979
Inventories	3,312	2,691
Accruals	2,354	2,125
Other	730	990
Total deferred tax assets	32,422	26,691
Deferred tax liabilities
Intangibles	(27,512)	(33,874)
Property and equipment	(10,824)	(10,343)
Unremitted foreign earnings	(259)	(52)
Cumulative translation adjustment	8,605	4,014
Other	252	530
Net deferred tax asset (liability)	$2,684	$(13,034)

NOTE 11 - SHARE-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of December 31, 2015 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after date of grant; or 10% each year for ten years after date of grant. The Restricted Stock Plan provides that on each July 1 during the term of the plan each non-employee director of DXP will be granted the number of whole shares calculated by dividing $75,000 by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at December 31, 2015:

Number of shares authorized for grants	800,000
Number of shares granted	(862,349)
Number of shares forfeited	143,876
Number of shares available for future grants	81,527
Weighted-average grant price of granted shares	$28.21

Changes in restricted stock for the twelve months ended December 31, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2014	179,942	$52.71
Granted	24,971	$40.95
Forfeited	(20,855)	$41.34
Vested	(57,401)	$44.99
Non-vested at December 31, 2015	126,657	$55.54

Compensation expense, associated with restricted stock, recognized in the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $3.6 million, and $2.8 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2015, 2014 and 2013 were approximately $1.2 million, $1.4 million and $1.1 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at December 31, 2015 and December 31, 2014 was $4.9 million and $6.9 million, respectively. As of December 31, 2015, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 22.9 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,

	2015	2014	2013
Basic:
Weighted average shares outstanding	14,423	14,639	14,439

Net income (loss) attributable to DXP Enterprises, Inc.	$(38,536)	$(45,238)	$60,237
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$(38,626)	$(45,328)	$60,147
Per share amount	$(2.68)	$(3.10)	$4.17

Diluted:
Weighted average shares outstanding	14,423	14,639	14,439
Assumed conversion of convertible preferred stock	-	-	840
Total dilutive shares	14,423	14,639	15,279
Net income (loss) attributable to common shareholders	$(38,626)	$(45,328)	$60,147
Convertible preferred stock dividend	-	-	90
Net income (loss) attributable to DXP Enterprises, Inc. for diluted earnings per share	$(38,626)	$(45,328)	$60,237
Per share amount	$(2.68)	$(3.10)	$3.94

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. Because holders of Preferred Stock do not participate in losses, the loss was not allocated to Preferred Stock for fiscal year 2015. The Preferred Stock is convertible into 840,000 shares of common stock.

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

On January 2, 2014, the Company completed the acquisition of all of the equity securities and units of B27, LLC (“B27”) by way of a Securities Purchase Agreement to expand DXP’s pump packaging offering. The total transaction value was approximately $304.9 million, including working capital payments and excluding approximately $1.0 million in transaction costs recognized within SG&A in the 2013 statement of income.  The purchase price was financed with borrowings under the Facility and approximately $4.0 million (36,000 shares) of DXP common stock. Estimated goodwill of $178.3 million and intangible assets of $81.1 million were recognized for this acquisition. Approximately $154.6 million of the estimated goodwill or intangible assets are expected not to be tax deductible. The estimated goodwill associated with this acquisition is included in the IPS and Service Centers segments. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2015 and 2014 impairments of B27 goodwill. After the acquisition of B27, there was a working capital dispute between the Company and the sellers. During the third quarter of 2015, an accounting expert issued his report on the working capital dispute between DXP and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represents tax refunds, and the $3.6 million federal portion of the refunds has been received.

On May 1, 2014, the Company completed the acquisition of all of the equity interests of Machinery Tooling and Supply, LLC (“MT&S”) to expand DXP’s cutting tools offering in the North Central region of the United States. DXP paid approximately $14.6 million for MT&S, which was borrowed under the Facility. DXP has not completed appraisals of intangibles for MT&S, the valuation of working capital items or completed analysis of tax effects, and therefore, has made preliminary estimates for purposes of this disclosure. Estimated goodwill of $4.3 million and intangible assets of $4.1 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment.

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

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC (“Cortech”) to expand DXP’s rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under the Facility as well as by issuing $4.4 million (148.8 thousand shares) of DXP common stock. DXP has not completed valuations of intangibles for Cortech, the valuation of working capital items or completed the analysis of the tax effects, and therefore has made preliminary estimates for the purposes of this disclosure. Estimated goodwill of $8.8 million and intangible assets of $5.2 were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment. Approximately $4.5 million of the goodwill and intangible assets are not deductible for tax purposes.

The value assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets. For B27, a discount rate of 13.5% was deemed appropriate for valuing these assets and were based on the risks associated with the respective cash flows taking into consideration the acquired company’s weighted average cost of capital.

For the twelve months ended December 31, 2015, businesses acquired during 2015 and 2014 contributed sales of $9.1 million and $171.1 million, respectively, and earnings (loss) before taxes of approximately $0.2 million and $(91.5) million, respectively. Earnings before taxes include impairment charges of $67.7 million for businesses acquired in 2014.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2015 and 2014 in connection with the acquisitions described above (in thousands):

	2015		2014

	TSI	CORTECH	B27	MT&S

Cash	$-	$-	$2,538	$806
Accounts Receivable, net	442	2,293	51,448	5,656
Inventory	475	1,243	6,472	2,522
Property and equipment	42	253	14,573	557
Goodwill and intangibles[1]	4,929	14,048	259,412	8,405
Other assets	100	21	1,791	59
Assets acquired	5,988	17,858	336,234	18,005
Current liabilities assumed	(335)	(2,610)	(26,690)	(3,336)
Non-current liabilities assumed[2]	(653)	(349)	(15,992)	-
Net assets acquired	$5,000	$14,899	$293,552	$14,669

(1) The amounts in the table above have not been reduced by the $105.3 million, or the $67.7 million, of goodwill impairment charges for B27 recorded in the fourth quarter of 2014 and the second half of 2015, respectively.
(2) Includes deferred tax liability of $0.6 million and $16.0 million related to intangible assets acquired for 2015 and 2014, respectively.

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2015 and 2014, assuming the acquisition of businesses completed in 2015 and 2014 (previously discussed in Item 1, Business) were consummated as of January 1, 2014 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014
Net sales	$1,263	$1,541
Net income (loss) attributable to DXP Enterprises, Inc.	$(37)	$(44)
Per share data attributable to DXP Enterprises, Inc.
Basic earnings (loss)	$(2.60)	$(2.99)
Diluted earnings (loss)	$(2.60)	$(2.99)

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2014 and 2013, assuming the acquisition of businesses completed in 2014 and 2013 (previously discussed in Item 1, Business) were consummated as of January 1, 2013 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2014	2013
Net sales	$1,513	$1,496
Net income (loss)	$(45)	$71
Per share data
Basic earnings (loss)	$(3.08)	$4.90
Diluted earnings (loss)	$(3.08)	$4.64

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2015, for non-cancelable leases are as follows (in thousands):

2016	$23,951
2017	19,215
2018	12,676
2019	7,497
2020	4,058
Thereafter	9,861

Rental expense for operating leases was $32.7 million, $32.3 million and $27.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(K) plan which is eligible to substantially all employees in the United States. During 2015, 2014 and 2013, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $2.6 million, $2.5 million, and $2.7 million to the 401(K) plan in the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2015, 2014, and 2013 the Company had net other comprehensive (loss) income of $0.0 million, ($0.1) million and ($0.6) million, respectively, related to changes in the market value of an investment with quoted market prices in an active market for identical instruments.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded ($4.9) million, ($3.3) million and ($3.0) million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2015, 2014 and 2013, respectively. Related income tax benefits for the other comprehensive income losses on cumulative translation adjustments for the years ended December 31, 2015, 2014 and 2013 were $2.6 million, $1.7 million and $1.6 million, respectively.

NOTE 17 – SEGMENT AND GEOGRAPHICAL REPORTING

The Company’s reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, MRO products and equipment, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps. The Supply Chain Services segment manages all or part of a customer's MRO products supply chain, including warehouse and inventory management.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

Business Segmented Financial Information

The following table sets out financial information relating the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2015
Sales	$826,588	$254,829	$165,626	$1,247,043
Operating income for reportable segments, excluding impairment expense	78,170	21,584	14,213	113,967
Identifiable assets at year end	451,333	159,365	50,012	660,710
Capital expenditures	3,185	8,383	604	12,172
Depreciation	7,734	2,930	227	10,891
Amortization	10,334	8,406	1,881	20,621
Interest expense	2,967	6,881	1,084	10,932
Impairment expense by segment	15,842	52,893	-	68,735

2014
Sales	$987,561	$348,134	$163,967	$1,499,662
Operating income for reportable segments, excluding impairment expense	107,699	51,162	13,794	172,655
Identifiable assets at year end	568,182	202,228	54,637	825,047
Capital expenditures	4,100	4,043	122	8,265
Depreciation	8,416	2,381	397	11,194
Amortization	11,281	8,993	2,206	22,480
Interest expense	3,422	8,451	924	12,797
Impairment expense by segment	10,210	107,359	-	117,569

2013
Sales	$884,821	$209,175	$147,514	$1,241,510
Operating income for reportable segments	107,142	33,766	12,490	153,398
Identifiable assets at year end	500,978	66,007	48,049	615,034
Capital expenditures	6,321	357	206	6,884
Depreciation	7,770	446	366	8,582
Amortization	8,574	1,043	2,213	11,830

	Years Ended December 31,

	2015	2014	2013
Operating income for reportable segments, excluding impairment expense	$113,967	$172,655	$153,398
Adjustments for:
B27 settlement	7,348	-	-
Impairment expense	68,735	117,569	-
Amortization of intangibles	20,621	22,480	11,830
Corporate and other expense, net	45,179	45,234	40,644
Total operating income (loss)	(27,916)	(12,628)	100,924
Interest expense	10,932	12,797	6,282
Other expenses (income), net	72	131	(75)
Income (loss) before income taxes	$(38,920)	$(25,556)	$94,717

The Company had capital expenditures at Corporate of $1.8 million, $0.8 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company had identifiable assets at Corporate of $23.3 million, $19.3 million, and $20.3 million as of December 31, 2015, 2014, and 2013, respectively. Corporate depreciation was $1.7 million, $1.4 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues
United States	$1,119,210	$1,300,493	$1,075,962
Canada	127,833	195,633	165,548
Other	-	3,536	-
Total	$1,247,043	$1,499,662	$1,241,510

	As of December 31,
	2015	2014
Property and Equipment, net
United States	$53,695	$49,013
Canada	14,724	20,966
Dubai	84	-
Total	$68,503	$69,979

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions, except per share data):

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
2015
Sales	$341.6	$323.7	$303.1	$278.6
Gross profit	98.1	91.3	85.7	76.9
Impairment expense	-	-	58.9	9.8
Net income (loss)	9.7	7.2	(52.7)	(3.2)
Net income (loss) attributable to DXP Enterprises, Inc.	9.7	7.2	(52.4)	(3.0)
Earnings (loss) per share - basic	$0.67	$0.50	$(3.64)	$(0.20)
Earnings (loss) per share - diluted	$0.63	$0.47	$(3.64)	$(0.20)

2014
Sales	$348.5	$381.6	$387.0	$382.6
Gross profit	101.7	111.0	113.4	106.7
Impairment expense	-	-	-	117.6
Net income (loss)	10.9	14.9	17.0	(88.1)
Earnings (loss) per share - basic	$0.74	$1.01	$1.16	$(6.09)
Earnings (loss) per share - diluted	$0.70	$0.96	$1.10	$(6.09)

2013
Sales	$290.1	$307.9	$329.7	$313.8
Gross profit	89.1	91.5	97.1	94.6
Net income	13.2	13.7	16.4	16.9
Earnings per share - basic	$0.92	$0.95	$1.13	$1.17
Earnings per share - diluted	$0.87	$0.90	$1.07	$1.10

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

(1) During the fourth quarter of 2014, DXP finalized its purchase accounting for customer relationships for the acquisition of B27 and amortized the customer relationships on an accelerated basis. The revision increased amortization expense by $1.0 million per quarter. The first three quarters of 2014 were revised as follows:

	Previously Reported First Quarter	Adjusted First Quarter	Previously Reported Second Quarter	Adjusted Second Quarter	Previously Reported Third Quarter	Adjusted Third Quarter

Sales	$348.5	$348.5	$381.6	$381.6	$387.0	$387.0
Gross profit	101.7	101.7	111.0	111.0	113.4	113.4
Net income (loss)	11.6	10.9	15.5	14.9	17.6	17.0
Earnings (loss) per share
Basic	$0.79	$0.74	$1.06	$1.01	$1.20	$1.16
Diluted	$0.75	$0.70	$1.00	$0.96	$1.14	$1.10

NOTE 19 – RELATED PARTIES

The Board uses policies and procedures, to be applied by the Audit Committee of the Board, for review, approval or ratification of any transactions with related persons. Those policies and procedures will apply to any proposed transactions in which DXP is a participant, the amount involved exceeds $120,000 and any director, executive officer or significant shareholder or any immediate family member of such a person has a direct or material indirect interest. Any related party transaction will be reviewed by the Audit Committee of the Board of Directors to determine, among other things, the benefits of any transaction to DXP, the availability of other sources of comparable products or services and whether the terms of the proposed transaction are comparable to those provided to unrelated third parties.

For the year ended December 31, 2015, the Company paid approximately $1.7 million in lease expenses to entities controlled by the Company’s Chief Executive Officer, David Little, $1.1 million in lease expenses to an entity in which a senior vice president holds a minority interest, and $0.2 million in lease expenses to an entity in which a senior vice president holds an interest, and the children of David Little hold a majority interest. The Company employs six people who work for David Little, and Mr. Little reimbursed the Company for the cost. Total cost to Mr. Little for the year ended December 31, 2015 for payroll, related payroll expenses, vehicles, fuel and supplies was $0.4 million. The Company employs two sons and two sons-in-laws of executives. Total wages and other compensation for 2015 was approximately $0.5 million for the four employees.

NOTE 20 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were issued.  There were no subsequent events that required recognition for disclosure unless elsewhere identified in this report.

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

Management has used the 2013 framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, the independent registered public accounting firm, which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ David R. Little	/s/ Mac McConnell
David R. Little	Mac McConnell
Chairman of the Board and	Senior Vice President/Finance and
Chief Executive Officer	Chief Financial Officer

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2015, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Internal Control Over Financial Reporting

(A)	Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included in Item 9A of this Report under the heading Management’s Report on Internal Control Over Financial Reporting.

The effectiveness of our internal control over financial reporting at December 31, 2015 has been audited by Grant Thornton LLP, the independent registered public accounting firm that also audited our financial statements. Their report is included in Item 8 of this Report under the heading Report of Independent Registered Public Accounting Firm on Internal Controls.

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

ITEM 11.	Executive Compensation

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item will be included in the Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) Documents included in this Report:

1.	Financial Statements – See Part II, Item 8 of this Report.

2.	Financial Statement Schedules - All other schedules have been omitted since the required information is not applicable or significant or is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit No.	Description

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

10.20
First amendment to Restated Credit Agreement dated as of August 6, 2015 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association, Issuing Lender, an Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2015, filed with the Commission on August 10, 2015).

10.21
Second Amendment to Restated Credit Agreement dated as of September 30, 2015 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association as Issuing Lender and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Commission on November 9, 2015).

18.1
Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 12, 2008.)

*21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Hein and Associates LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101	Interactive Data Files

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
David R. Little
Chairman of the Board,
President and Chief Executive Officer

Dated: February 29, 2016

Each person whose signature appears below appoints David R. Little, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, with full power and authority to said attorney-in-fact and agent to do and perform each and every act whatsoever that is necessary, appropriate or advisable in connection with any or all of the above-described matters and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	February 29, 2016
(Principal Executive Officer)

/s/Mac McConnell	Senior Vice President/Finance and	February 29, 2016
Mac McConnell	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Cletus Davis	Director	February 29, 2016
Cletus Davis

/s/Timothy P. Halter	Director	February 29, 2016
Timothy P. Halter

/s/Bryan Wimberly	Director	February 29, 2016
Bryan Wimberly