Form 10-Q
period 2016-03-31
DXP ENTERPRISES INC
filed 2016-05-13
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Common Stock outstanding as of May 13, 2016: 14,429,780 par value $0.01 per share.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$622	$1,693
Trade accounts receivable, net of allowance for doubtful accounts of $9,565 in 2016 and $9,364 in 2015	160,671	162,925
Inventories, net	105,872	103,819
Costs and estimated profits in excess of billings on uncompleted contracts	18,389	22,045
Prepaid expenses and other current assets	8,405	2,644
Federal income taxes recoverable	3,133	1,839
Deferred income taxes	9,400	8,996
Total current assets	306,492	303,961
Property and equipment, net	68,185	68,503
Goodwill	197,211	197,362
Other intangible assets, net of accumulated amortization of $89,330 in 2016 and $85,098 in 2015	108,957	112,297
Other long-term assets	1,822	1,857
Total assets	$682,667	$683,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$364,842	$50,829
Less unamortized debt issuance costs	(1,321)	-
Short-term debt less unamortized debt issuance costs	363,521	50,829
Trade accounts payable	73,914	77,108
Accrued wages and benefits	16,525	20,864
Customer advances	3,187	1,076
Billings in excess of costs and profits on uncompleted contracts	4,131	8,021
Other current liabilities	16,071	22,220
Total current liabilities	477,349	180,118
Long-term debt, less current maturities	-	300,726
Less unamortized debt issuance costs	-	(2,046)
Long-term debt less unamortized debt issuance costs	-	298,680
Non-current deferred income taxes	11,315	6,312
Commitments and Contingencies (Note 15)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2016 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at March 31, 2016); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,694,077 at March 31, 2016 and 14,655,356 at December 31, 2015 shares issued and outstanding	146	146
Additional paid-in capital	110,155	110,306
Retained earnings	104,648	109,783
Accumulated other comprehensive loss	(9,978)	(10,616)
Treasury stock, at cost (264,297 shares in 2016 and 264,297 in 2015)	(12,577)	(12,577)
Total DXP Enterprises, Inc. shareholders’ equity	192,410	197,058
Noncontrolling interest	1,593	1,812
Total shareholders’ equity	194,003	198,870
Total liabilities and shareholders’ equity	$682,667	$683,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2016	2015

Sales	$253,561	$341,594
Cost of sales	184,743	243,545
Gross profit	68,818	98,049
Selling, general and administrative expense	70,820	79,950
Operating income (loss)	(2,002)	18,099
Other expense (income), net	(155)	(249)
Interest expense	3,409	2,683
Income (loss) before income taxes	(5,256)	15,665
Provision (benefit) for income taxes	(8)	6,014
Net income (loss)	(5,248)	9,651
Less net income (loss) attributable to noncontrolling interest	(136)	-
Net income (loss) attributable to DXP Enterprises, Inc.	(5,112)	9,651
Preferred stock dividend	23	23
Net income (loss) attributable to common shareholders	$(5,135)	$9,628

Net income (loss)	$(5,248)	$9,651
Cumulative translation adjustment	(638)	3,040
Comprehensive income (loss)	$(4,610)	$6,611

Basic earnings (loss) per share attributable to DXP Enterprises, Inc.	$(0.35)	$0.67
Weighted average common shares outstanding	14,486	14,391
Diluted earnings (loss) per share attributable to DXP Enterprises, Inc.	$(0.35)	$0.63
Weighted average common shares and common equivalent shares outstanding	14,486	15,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$(5,112)	$9,651
Less net income (loss) attributable to non-controlling interest	(136)	-
Net income (loss)	(5,248)	9,651
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,018	2,901
Amortization of intangible assets	4,528	5,358
Bad debt expense	405	516
Amortization of debt issuance costs	330	289
Write off of debt issuance costs	395	-
Compensation expense for restricted stock	766	812
Tax loss related to vesting of restricted stock	561	46
Deferred income taxes	3,532	1,262
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	3,549	23,588
Costs and estimated profits in excess of billings on uncompleted contracts	3,532	(3,340)
Inventories	(1,801)	3,018
Prepaid expenses and other assets	(1,646)	(2,181)
Accounts payable and accrued expenses	(15,715)	(18,389)
Billings in excess of costs and estimated profits on uncompleted contracts	(3,905)	(1,550)
Net cash provided (used) by operating activities	(7,699)	21,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,690)	(3,574)
Equity method investment contribution	(4,000)	-
Net cash used in investing activities	(5,690)	(3,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	109,288	123,351
Principal payments on revolving line of credit and other long-term debt	(96,001)	(130,016)
Costs for registration of common shares	(216)	-
Loss for non-controlling interest owners, net of tax	(83)	-
Dividends paid	(23)	(23)
Purchase of treasury stock	-	(8,908)
Tax loss related to vesting of restricted stock	(561)	(46)
Net cash provided by (used in) financing activities	12,404	(15,642)
EFFECT OF FOREIGN CURRENCY ON CASH	(86)	(403)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,071)	2,362
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,693	47
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$622	$2,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and services to industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 14 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity (“VIE”). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2015 and March 31, 2016 (unaudited), condensed consolidated statements of income and comprehensive income for the three ending March 31, 2015 and March 31, 2016 (unaudited), and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and March 31, 2016 (unaudited). All such adjustments represent normal recurring items.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of March 31, 2016, the total assets of the VIE were approximately $4.6 million including approximately $4.3 million of fixed assets. DXP is the sole customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.4 million for the three months ended March 31, 2016. The Company recognized a related income tax benefit of $0.1 million related to the VIE for the three months ended March 31, 2016. At March 31, 2016, the owners of the 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP. The Company was not the primary beneficiary of the VIE for the three months ended March 31, 2015.

Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. During the first quarter of 2016, DXP invested $4.0 million in a related party equity method investment which is included in “Prepaid expenses and other current assets” due to its short-term nature. A portion of the remaining interest in this investment is owned by the Company’s Chief Executive Officer.

All intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 3 – RISKS AND UNCERTAINTIES

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. However, we expect we will not be able to comply with the financial covenants under our credit facility in the upcoming quarter and will need to amend our credit facility or obtain alternative financing including additional debt and/or equity. Such alternative financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to amend the Facility or to obtain alternative financing on attractive terms, if at all

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update aims to simplify aspects of accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): The update requires organizations that lease assets (“lessees”) to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to recognize debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, early adoption is permitted. DXP adopted this guidance in the first quarter of 2015 and adjusted the balance sheet and related disclosures for all periods presented.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. We are currently evaluating this standard and the impact it will have on our consolidated financial statements.

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

NOTE 5 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

During the third and fourth quarters of 2015, in connection with interim tests for impairment, DXP recorded total impairment charges of $68.7 million in order to reflect the implied fair values of goodwill, which is a non-recurring fair value adjustment. The fair values of goodwill used in the impairment calculations were estimated based on discounted estimated future cash flows with the discount rates of 10.0% to 11.5%. The measurements utilized to determine the implied fair value of goodwill represent significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

NOTE 6 – INVENTORIES, NET

The carrying values of inventories are as follows (in thousands):

	March 31, 2016	December 31, 2015

Finished goods	$95,079	$94,524
Work in process	10,793	9,295
Inventories, net	$105,872	$103,819

NOTE 7 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$36,331	$34,400
Estimated profits, thereon	14,493	13,119
Total	50,824	47,519
Less: billings to date	36,573	33,422
Net	$14,251	$14,097

Such amounts were included in the accompanying condensed consolidated balance sheets for 2016 and 2015 under the following captions (in thousands):

	March 31, 2016	December 31, 2015
Costs and estimated profits in excess of billings on uncompleted contracts	$18,389	$22,045
Billings in excess of costs and profits on uncompleted contracts	(4,131)	(8,021)
Translation adjustment	(7)	73
Net	$14,251	$14,097

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment are as follows (in thousands):

	March 31, 2016	December 31, 2015

Land	$2,386	$2,386
Buildings and leasehold improvements	16,687	16,631
Furniture, fixtures and equipment	104,944	102,494
Less – Accumulated depreciation	(55,832)	(53,008)
Total property and equipment, net	$68,185	$68,503

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the three months ended March 31, 2016 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2015	$197,362	$112,297	$309,659
Purchase price adjustment	(151)	-	(151)
Translation adjustment	-	1,188	1,188
Amortization	-	(4,528)	(4,528)
Balance as of March 31, 2016	$197,211	$108,957	$306,168

The following table presents goodwill balance by reportable segment as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Service Centers	$164,093	$164,244
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$197,211	$197,362

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	196,482	(87,915)	108,567	195,580	(83,741)	111,839
Non-compete agreements	1,805	(1,415)	390	1,815	(1,357)	458
Total	$198,287	$(89,330)	$108,957	$197,395	$(85,098)	$112,297

Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Line of credit	$198,139	$172,147
Term loan	162,500	175,000
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	4,203	4,408
Less unamortized debt issuance costs	(1,321)	(2,046)
	363,521	349,509
Less: Current portion	363,521	(50,829)
Long-term debt less current maturities	$-	$298,680

All of our debt under the DXP’s credit facility has been characterized as current because we failed to comply with two of our financial covenants under the credit facility on March 31, 2016, prior to the amendment on May 12, 2016. While the amendment on May 12, 2016 provided us with a holiday from, and an amendment to, certain financial covenants, we expect that we will not be able to comply with the financial covenants in our credit facility in the upcoming quarter and will need to amend our credit facility or obtain alternative financing. If such an amendment or alternate financing is not obtained, then we believe that the liquidity of our balance sheet and credit facility at March 31, 2016 may not provide us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2016.

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2015 (the “First Amendment”), that certain Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amendment”) and that certain Third Amendment to Amended and Restated Credit Agreement, dated as of May 12, 2016 (the “Third Amendment”), the “Facility”), amending and restating the Original Facility.Pursuant to the Facility, the lenders named therein provided to DXP a $250 million term loan and a $350 million revolving line of credit.  The Facility expires on January 2, 2019.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.

Amortization payments are required with respect to the Facility on the last business day of each fiscal quarter, payable at $12.5 million per quarter for the fiscal quarter periods ending March 31, 2016 through and including December 31, 2016, and payable at $15.625 million per quarter for the fiscal quarter periods ending March 31, 2017 and thereafter.  At March 31, 2016, the aggregate principal amount of term loans outstanding under the Facility was $162.5 million.

Under the terms of the First Amendment. the pricing grid was modified to add a new interest rate level in the event that DXP’s consolidated leverage ratio as defined by the Facility as of the last day of the fiscal quarter most recently ended is greater than or equal to 4.00 to 1.00 and certain modifications were made to the financial covenant ratios applicable after June 30, 2015.  Under the terms of the Second Amendment, an adjustment was made to the calculation of consolidated EBITDA as defined by the Facility.  Under the terms of the Third Amendment:

•	The revolving line of credit commitment was reduced by $100 million, from $350 million to $250 million;
•	Certain modifications were made to the pricing grid set forth in the Facility to change the rate at which the Facility bears interest to a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 1.75% to 3.25% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 0.75% to 2.25%;
•	Certain technical amendments were made with respect to the impact of European Union bail-in legislation on liabilities of certain non-U.S. financial institutions;
•	A weekly cash sweep mechanism was added in respect of the consolidated cash balances of DXP in excess of $3,000,000 calculated based upon a thirty-day average balance;
•	A financial covenant holiday has been provided from January 1, 2016 through, and including, March 31, 2016 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Ratio; and
•	The minimum Asset Coverage Ratio was reduced to 0.90 to 1.00 beginning on March 31, 2016, and all times thereafter until July 31, 2016.

The Facility provides the option of interest at LIBOR (or CDOR for Canadian dollar loans) plus an applicable margin ranging from 1.75% to 3.25% or prime plus an applicable margin from 0.75% to 2.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility as of the last day of the fiscal quarter most recently ended. Commitment fees of 0.20% to 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

On March 31, 2016, the LIBOR based rate in effect under the Facility was LIBOR plus 2.25% the prime based rate of the Facility was prime plus 1.25%, and the commitment fee was 0.50%. The Third Amendment increased the LIBOR based rate under the Facility to LIBOR plus 3.25% and the prime based rate of the Facility to prime plus 2.25% as of the date of the amendment. At March 31, 2016, $360.6 million was borrowed under the Facility at a weighted average interest rate of approximately 2.69% under the LIBOR options. At March 31, 2016, the Company had $22.3 million available for borrowing under the Facility.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Substantially all of the Company’s assets are pledged as collateral to secure the Facility.

NOTE 11 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plan approved by our shareholders (the “Restricted Stock Plan”), directors, consultants and employees were awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of March 31, 2016 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The Restricted Stock Plan provided that on each July 1 during the term of the plan each non-employee director of DXP would be granted the number of whole shares calculated by dividing $75 thousand by the closing price of the common stock on such July 1. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards was measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued. The Restricted Stock Plan expired in July of 2015.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plan at March 31, 2016:

Number of shares authorized for grants	800,000
Number of shares granted	(873,199)
Number of shares forfeited	165,997
Number of shares available for future grants	-(1)
Weighted-average grant price of granted shares	$28.40

(1) The Restricted Stock Plan expired in July of 2015.

Changes in restricted stock for the three months ended March 31, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2015	137,507	$54.58
Granted	-	$-
Forfeited	(22,121)	$83.75
Vested	(38,721)	$50.11
Non-vested at March 31, 2016	76,665	$48.41

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2016 and 2015 was $0.8 million and $0.8 million, respectively. Related income tax losses recognized in earnings for the three months ended March 31, 2016 were approximately $0.5 million. Unrecognized compensation expense under the Restricted Stock Plan at March 31, 2016 and December 31, 2015 was $3.3 million and $4.0 million, respectively. As of March 31, 2016, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 20.22 months.

NOTE 12 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. For the three months ended March 31, 2016, we excluded the potential dilution of convertible preferred stock, which could be converted into 840,000 shares because they would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Basic:
Weighted average shares outstanding	14,486	14,391
Net income (loss) attributable to DXP Enterprises, Inc.	$(5,112)	$9,651
Convertible preferred stock dividend	23	23
Net income (loss) attributable to common shareholders	$(5,135)	$9,628
Per share amount	$(0.35)	$0.67

Diluted:
Weighted average shares outstanding	14,486	14,391
Assumed conversion of convertible preferred stock	-	840
Total dilutive shares	14,486	15,231
Net income (loss) attributable to common shareholders	$(5,135)	$9,628
Convertible preferred stock dividend	-	23
Net income (loss) attributable to DXP Enterprises, Inc. for diluted earnings per share	$(5,135)	$9,651
Per share amount	$(0.35)	$0.63

NOTE 13- BUSINESS ACQUISITIONS

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

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC (“Cortech”) to expand DXP’s rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under the Facility as well as by issuing $4.4 million (148.8 thousand shares) of DXP common stock. DXP has not completed valuations of intangibles for Cortech, the valuation of working capital items or completed the analysis of the tax effects, and therefore has made preliminary estimates for the purposes of this disclosure. Estimated goodwill of $8.7 million and intangible assets of $5.2 were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment. Approximately $4.5 million of the goodwill and intangible assets are not deductible for tax purposes.

The values assigned to the non-compete agreements and customer relationships for business acquisitions were determined by discounting the estimated cash flows associated with non-compete agreements and customer relationships as of the date the acquisition was consummated. The estimated cash flows were based on estimated revenues net of operating expenses and net of capital charges for assets that contribute to the projected cash flow from these assets. The projected revenues and operating expenses were estimated based on management estimates at the date of purchase. Net capital charges for assets that contribute to projected cash flow were based on the estimated fair value of those assets.

For the three months ended March 31, 2016, businesses acquired during 2015 contributed sales of $5.8 million and a loss before taxes of approximately $442 thousand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2015 in connection with the acquisitions described above (in thousands):

	2015
	TSI	Cortech[1]
Cash	$-	$-
Accounts receivable, net	442	2,444
Inventory	475	1,243
Property & equipment	42	253
Goodwill and intangibles	4,929	13,897
Other assets	100	21
Assets acquired	5,988	17,858
Current liabilities assumed	(335)	(2,610)
Non-current liabilities assumed	(653)	(349)
Net assets acquired	$5,000	$14,899

(1) Preliminary allocation.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2015 compared to the March 31, 2016 actual amounts, assuming the acquisition of businesses completed in 2015 were consummated as of January 1, 2015 are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net sales	$253,561	$347,438
Net income (loss) attributable to DXP Enterprises, Inc.	$(5,112)	$10,145
Per share data attributable to DXP Enterprises, Inc.
Basic earnings (loss)	$(0.35)	$0.70
Diluted earnings (loss)	$(0.35)	$0.67

NOTE 14 - SEGMENT REPORTING

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

The following table sets out financial information relating the Company’s segments (in thousands):

	Three Months ended March 31,
	Service Centers	IPS	SCS	Total
2016
Sales	$167,502	$47,431	$38,628	$253,561
Operating income for reportable segments	$9,536	$306	$3,480	$13,322

2015
Sales	$225,792	$74,263	$41,539	$341,594
Operating income for reportable segments	$22,866	$8,626	$3,279	$34,771

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating income for reportable segments	$13,322	$34,771
Adjustment for:
Amortization of intangibles	4,528	5,358
Corporate expense	10,796	11,314
Total operating income (loss)	(2,002)	18,099
Interest expense	3,409	2,683
Other expense (income), net	(155)	(249)
Income (loss) before income taxes	$(5,256)	$15,665

NOTE 15 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 16 – SHARE REPURCHASES

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. During the first quarter of 2015, DXP purchased 191,420 shares for $8.9 million under this authorization, leaving 208,580 shares still authorized as of March 31, 2016.

NOTE 17 - SUBSEQUENT EVENTS

On May 12, 2016, DXP amended the Facility as follows:

1.	Amended interest rates to be as follows:

Pricing Level	Consolidated Leverage Ratio	Commitment Fee	LIBOR Rate & CDOR Rate +	Base Rate & Canadian Base Rate +
I	Less than 1.50 to 1.00	0.20%	1.75%	0.75%
II	Greater than or equal to 1.50 to 1.00 but less than 2.00 to 1.00	0.25%	2.00%	1.00%
III	Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00	0.30%	2.25%	1.25%
IV	Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00	0.35%	2.50%	1.50%
V	Greater than or equal to 3.00 to 1.00 but less than 3.50 to 1.00	0.40%	2.75%	1.75%
VI	Greater than or equal to 3.50 to 1.00 but less than 4.00 to 1.00	0.45%	3.00%	2.00%
VII	Greater than or equal to 4.00 to 1.00	0.50%	3.25%	2.25%

This amendment increased the interest rates, other than the commitment fee, by 50 basis points on the date of this amendment.

2.	Amended the definition Revolving Credit Commitment to $250,000,000, thereby reducing the commitment by $100,000,000.

3.	Amended the maximum Consolidated Leverage Ratio covenant as follows:

Period	Maximum Ratio
June 30, 2015 through December 31, 2015	4.25 to 1.00
January 1, 2016 through March 31, 2016	none
April 1, 2016 through September 30, 2016	4.25 to 1.00
October 1, 2016 through December 31, 2016	4.00 to 1.00
January 1, 2017 through June 30, 2017	3.75 to 1.00
July 1, 2017 through December 31, 2017	3.50 to 1.00
January 1, 2018 and thereafter	3.25 to 1.00

The “none” period is due to a covenant holiday negotiated as part of this amendment.

4.	Amended the minimum Consolidated Fixed Charge Coverage Ratio Covenant as follows:

Period	Minimum Ratio
June 30, 2015 through December 31, 2015	1.15 to 1.00
January 1, 2016 through March 31, 2016	none
April 1, 2016 through December 31, 2016	1.15 to 1.00
March 31, 2017 and thereafter	1.25 to 1.00

The “none” period is due to a covenant holiday negotiated as part of this amendment.

5.	Amended the minimum Asset Coverage Ratio covenant as follows:

Period	Minimum Ratio
March 31, 2016 through July 31, 2016	0.90 to 1.00
August 1, 2016 and thereafter	1.00 to 1.00

We have evaluated subsequent events through the date the interim condensed consolidated financial statements were issued.  There were no additional subsequent events that required recognition or disclosure.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three months ended March 31, 2016 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “would”, “suspect”, “potential”, “current”, “achieve”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended March 31,
	2016	%	2015	%
Sales	$253,561	100.0	$341,594	100.0
Cost of sales	184,743	72.9	243,545	71.3
Gross profit	68,818	27.1	98,049	28.7
Selling, general and administrative expense	70,820	27.9	79,950	23.4
Operating income (loss)	(2,002)	-0.8	18,099	5.3
Other expense (income), net	(155)	-0.1	(249)	0.1
Interest expense	3,409	1.3	2,683	0.8
Income (loss) before taxes	(5,256)	-2.1	15,665	4.6
Provision for income taxes	(8)	-0.0	6,014	1.8
Net income (loss)	(5,248)	-2.1	9,651	2.8
Net loss attributable to noncontrolling interest	(136)	-0.1	-	0.0
Net income (loss) attributable to DXP Enterprises, Inc.	$(5,112)	-2.0	$9,651	2.8
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings (loss) per share	$(0.35)		$0.67
Diluted earnings (loss) per share	$(0.35)		$0.63

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

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

SALES. Sales for the three months ended March 31, 2016 decreased $ 88.0 million, or 25.8%, to approximately $253.6 million from $341.6 million for the prior corresponding period. Sales by businesses acquired during 2015 (“Acquired Businesses”) accounted for a $5.8 million increase. Excluding first quarter 2016 sales from acquired businesses, on a same store sales basis, sales for the first quarter in 2016 decreased by $93.8 million, or 27.5% from the prior corresponding period. This same store sales decrease is the result of decreases in our Service Center, IPS and SCS segments of $64.1 million, $26.8 million and $2.9 million, respectively, on a same store sales basis. These declines are explained in segment discussions below. The strength of the U.S. dollar contributed to the sales decline.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2016 decreased by approximately 155 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 165 basis points. The decline in the same store gross profit percentage, on a same store sales basis is the result of an approximate 620 basis point decline in the gross profit percentage in our IPS segment and an approximate 85 basis point decline in the gross profit percentage in our Service Centers segment. Declines in the gross profit percentage in our Service Centers and IPS segments were partially offset by an approximate 205 basis point increase in gross profit as a percent of sales for our Supply Chain Service Segment. These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended March 31, 2016 decreased by approximately $9.1 million, or 11.4%, to $70.8 million from $80.0 million for the prior corresponding period. Selling, general and administrative expense from Acquired Businesses accounted for $2.2 million of the first quarter amount. Excluding first quarter expenses from Acquired Businesses, on a same store sales basis, SG&A for the quarter decreased by $11.3 million, or 14.2%. The overall decline in SG&A, on a same store sales basis, is partially the result of a $6.3 million decrease in payroll, incentive compensation, related taxes and 401(k) expenses due to headcount and salary reductions. Additionally, amortization expense declined by $1.1 million, on a same store sales basis. The remaining decline in SG&A expense for the first quarter of 2016 is consistent with the decrease in sales. As a percentage of sales, the first quarter 2016 expense increased approximately 430 basis points to 27.7%, from 23.4% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage decrease in sales exceeding the percentage decline in SG&A.

OPERATING INCOME. Operating income for the first quarter of 2016 decreased $20.1 million, to a loss of $2.0 million, from income of $18.1 million for the prior corresponding period. The operating loss from Acquired Businesses increased the decline in operating income by $0.4 million. Excluding operating loss from Acquired Businesses, on a same store sales basis, operating income decreased $19.7 million, or 108.6% from the prior corresponding period. This decrease in operating income is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the first quarter of 2016 increased 27.1% from the prior corresponding period primarily as a result of a $0.4 million write-off of debt issuance costs combined with increased interest rates. The write-off of debt issuance costs resulted from the $100 million reduction in the revolving line of credit commitment.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $58.3 million, or 25.8% for the first quarter of 2016 compared to the prior corresponding period. Excluding first quarter 2016 Service Centers segment sales from Acquired Businesses of $5.8 million, Service Centers segment sales for the first quarter in 2016 decreased $64.1 million, or 28.4% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of rotating equipment, bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the first quarter of 2016, this decline in sales to the upstream oil and gas industry would be expected to continue during the remainder of 2016. As a percentage of sales, the first quarter gross profit percentage for the Service Centers decreased approximately 80 basis points, or approximately 85 basis points on a same store sales basis, from the prior corresponding period. This decline in the gross profit percentage is primarily the result of declines in sales of higher margin pumps, safety services and metal working products. Operating income for the Service Centers segment decreased $13.3 million, or 58.3%. Service Centers Acquired Businesses broke even for the first quarter of 2016. The decline in operating income is primarily the result of the decline in sales and gross profit percentage discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $26.8 million, or 36.1% for the first quarter of 2016 compared to the prior corresponding period. This decrease was primarily the result of a decline in the capital spending by oil and gas producers and related businesses stemming from the decline in the price of oil. This decline in IPS sales could continue during the remainder of 2016 if crude oil and natural gas prices remain at or below prices experienced during the first quarter of 2016. As a percentage of sales, the first quarter gross profit percentage for the IPS segment decreased approximately 620 basis points from the prior corresponding period primarily as a result of competitive pressures resulting in lower margin jobs and $1.7 million of unabsorbed manufacturing overhead related to the start-up of manufacturing our ANSI pumps. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income for the IPS segment decreased $8.3 million, or 96.5%, primarily as a result of the 36.1% decrease in sales and 620 basis point decline in the gross profit percentage discussed above.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $2.9 million, or 7.0%, for the first quarter of 2016 compared to the prior corresponding period. The decrease in sales is primarily related to decreased sales to customers in the oil and gas and trucking industries, which were partially offset by increased sales to customers engaged in aircraft components manufacturing and mining. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in capital spending by oil and gas companies operating in the U.S and Canada. Gross profit as a percentage of sales increased approximately 200 basis points compared to the prior corresponding period primarily as a result of decreased sales of lower margin products to oil and gas and trucking related customers. Operating income for the SCS segment increased 6% primarily as a result of the 200 basis point increase in gross profit as a percentage of sales.

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

For the three months ended March 31, 2016, Acquired Businesses during 2015 contributed sales of $5.8 million and a loss before taxes of approximately $442 thousand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2015 in connection with the acquisitions described above (in thousands):

	2015
	TSI	Cortech[1]
Cash	$-	$-
Accounts receivable, net	442	2,444
Inventory	475	1,243
Property & equipment	42	253
Goodwill and intangibles	4,929	13,897
Other assets	100	21
Assets acquired	5,988	17,858
Current liabilities assumed	(335)	(2,610)
Non-current liabilities assumed	(653)	(349)
Net assets acquired	$5,000	$14,899

(1) Preliminary allocation.

The pro forma unaudited results of operations for the Company on a consolidated basis for the three months ended March 31, 2016 and 2015, assuming the acquisition of businesses completed in 2015 were consummated as of January 1, 2015 are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net sales	$253,561	$347,438
Net income (loss) attributable to DXP Enterprises, Inc.	$(5,112)	$10,145
Per share data attributable to DXP Enterprises, Inc.
Basic earnings (loss)	$(0.35)	$0.70
Diluted earnings (loss)	$(0.35)	$0.67

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

The Company used $7.7 million of cash in operating activities during the three months ended March 31, 2016 compared to providing $22.0 million during the prior corresponding period. The decrease between the two periods was primarily driven by reduced earnings and a $20 million smaller reduction in accounts receivable in the 2016 period compared to the 2015 period. The decline in accounts receivable resulted from the $88.0 million decrease in sales in the 2016 period compared to the 2015 period.

During the first quarter of 2016, the amount available to be borrowed under our credit facility increased from $19.8 million at December 31, 2015, to $22.3 million at March 31, 2016. This increase in availability is a result of the May 12, 2016 amendment to our credit facility, which reduced the minimum required Asset Coverage Ratio to 0.90 to 1.00, from 1.00 to 1.00, beginning on March 31, 2016, and at all times thereafter until July 31, 2016. While the Third Amendment provided us with a holiday from, and an amendment to, certain financial covenants, we expect that we will not be able to comply with the financial covenants in our credit facility in the upcoming quarter and will need to amend our credit facility or obtain alternative financing. If such an amendment or alternate financing is not obtained, then we believe that the liquidity of our balance sheet and credit facility at March 31, 2016 may not provide us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments during 2016.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2015 (the “First Amendment”), that certain Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amendment”) and that certain Third Amendment to Amended and Restated Credit Agreement, dated as of May 12, 2016 (the “Third Amendment”), the “Facility”), amending and restating the Original Facility.Pursuant to the Facility, the lenders named therein provided to DXP a $250 million term loan and a $250 million revolving line of credit.  The Facility expires on January 2, 2019.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.

Amortization payments are required with respect to the Facility on the last business day of each fiscal quarter, payable at $12.5 million per quarter for the fiscal quarter periods ending March 31, 2016 through and including December 31, 2016, and payable at $15.625 million per quarter for the fiscal quarter periods ending March 31, 2017 and thereafter.  At March 31, 2016, the aggregate principal amount of term loans outstanding under the Facility was $162.5 million.

Under the terms of the First Amendment. the pricing grid was modified to add a new interest rate level in the event that DXP’s consolidated leverage ratio as defined by the Facility as of the last day of the fiscal quarter most recently ended is greater than or equal to 4.00 to 1.00 and certain modifications were made to the financial covenant ratios applicable after June 30, 2015.  Under the terms of the Second Amendment, an adjustment was made to the calculation of consolidated EBITDA as defined by the Facility.  Under the terms of the Third Amendment:

•	The revolving line of credit commitment was reduced by $100 million, from $350 million to $250 million;
•	Certain modifications were made to the pricing grid set forth in the Facility to change the rate at which the Facility bears interest to a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 1.75% to 3.25% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 0.75% to 2.25%;
•	Certain technical amendments were made with respect to the impact of European Union bail-in legislation on liabilities of certain non-U.S. financial institutions;
•	A weekly cash sweep mechanism was added in respect of the consolidated cash balances of DXP in excess of $3,000,000 calculated based upon a thirty-day average balance;
•	A financial covenant holiday has been provided from January 1, 2016 through, and including, March 31, 2016 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Ratio; and
•	The minimum Asset Coverage Ratio was reduced to 0.90 to 1.00 beginning on March 31, 2016, and all times thereafter until July 31, 2016.

The Facility provides the option of interest at LIBOR (or CDOR for Canadian dollar loans) plus an applicable margin ranging from 1.75% to 3.25% or prime plus an applicable margin from 0.75% to 2.25% where the applicable margin is determined by the Company’s leverage ratio as defined by the Facility as of the last day of the fiscal quarter most recently ended. Commitment fees of 0.20% to 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the consolidated statements of income.

On March 31, 2016, the LIBOR based rate in effect under the Facility was LIBOR plus 2.25% the prime based rate of the Facility was prime plus 1.25%, and the commitment fee was 0.50%. The Third Amendment increased the LIBOR based rate under the Facility to LIBOR plus 3.25% and the prime based rate of the Facility to prime plus 2.25% as of the date of the amendment with the same commitment fee. March 31, 2016, $360.6 million was borrowed under the Facility at a weighted average interest rate of approximately 2.69% under the LIBOR options. At March 31, 2016, the Company had $22.3 million available for borrowing under the Facility.

The Facility’s principal financial covenants, pursuant to the Third Amendment, included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not exceed 4.25 to 1.00 as of the last day of each quarter from April 1, 2016 through September 30, 2016, not to exceed 4.00 to 1.00 on December 31, 2016, not to exceed 3.75 to 1.00 from March 31, 2017 through June 30, 2017, not to exceed 3.50 to 1.00 from September 30, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on March 31, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At March 31, 2016, the Company’s Leverage Ratio was 5.56 to 1.00, but the Facility did not require compliance with a Consolidated Leverage Ratio at that date.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.15 to 1.00 from April 1, 2016 through December 31, 2016 and not less than 1.25 to 1.00 on March 31, 2017 and thereafter, with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At March 31, 2016, the Company's Consolidated Fixed Charge Coverage Ratio was 0.88 to 1.00, but the Facility did not require compliance with a Consolidated Fixed Charge Coverage Ratio at that date.

Asset Coverage Ratio –The Facility requires that the Asset Coverage Ratio at any time be not less than 0.90 to 1.00 from March 31, 2016 through July 31, 2016 and not less than 1.00 to 1.00 from August 1, 2016 and thereafter, with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date. At March 31, 2016, the Company's Asset Coverage Ratio was 1.00 to 1.00.

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

The following table sets forth the computation of the Leverage Ratio as of March 31, 2016 (in thousands, except for ratios):

For the Twelve Months ended March 31, 2016	Leverage Ratio

Loss before taxes	$(59,841)
Loss attributable to noncontrolling interest	1,032
Interest expense	11,658
Depreciation and amortization	32,530
Impairment of goodwill and other intangibles	68,735
B27 settlement	7,348
Stock compensation expense	2,987
Pro forma acquisition EBITDA	1,197
Other adjustments	-
(A) Defined EBITDA	$65,646
As of March 31, 2016
Total long-term debt, including current maturities	$363,521
Unamortized debt issuance costs	1,321
(B) Defined indebtedness	$364,842
Leverage Ratio (B)/(A)	5.56

The following table sets forth the computation of the Fixed Charge Coverage Ratio as of March 31, 2016 (in thousands, except for ratios):

For the Twelve Months ended March 31, 2016

Defined EBITDA	$65,646
Cash paid for income taxes	7,484
Capital expenditures	12,221
(A) Defined EBITDA minus capital expenditures & cash income taxes	$45,941
Cash interest payments	$10,011
Dividends	90
Scheduled principal payments	41,603
(B) Fixed Charges	$51,704
Fixed Charge Coverage Ratio (A)/(B)	0.88

The following table sets forth the computation of the Asset Coverage Ratio as of March 31, 2016 (in thousands, except for ratios):

Credit facility outstanding balance	$198,139
Outstanding letters of credit	6,746
Aggregate outstandings	$204,885

Accounts receivable (net), valued at 85% of gross	$136,570
Inventory, valued at 65% of gross	68,817
$205,387
Asset Coverage Ratio	1.00

Borrowings (in thousands):

	March 31, 2016		December 31, 2015		Increase (Decrease)
Current portion of long-term debt	$363,521	(3)	$50,829		$312,692
Long-term debt, less unamortized debt issuance costs	-		298,680		(298,680)
Total long-term debt	$363,521		$349,509		$14,012	(2)
Amount available	$22,264	(1)	$19,754	(1)	$2,510

(1)	Represents amount available to be borrowed at the indicated date under the Facility under the most restrictive covenant. The increase in the amount available to be borrowed is primarily the result of the reduction in the required minimum Asset Coverage Ratio to 0.90 to 1.00 at March 31, 2016 from 1.00 to 1.00 at December 31, 2015.
(2)	The increase in total long-term debt resulted primarily from use of funds in operations including paying accounts payable and accrued expenses, which were accrued at December 31, 2015.
(3)	All of our debt under the Facility has been characterized as current because we failed to comply with two of our financial covenants under the Facility on March 31, 2016 prior to the Third Amendment. Additionally, while the Third Amendment provided us with a holiday from, and an amendment to, certain financial covenants, we expect that we will not be able to comply with the financial covenants in our credit facility in the upcoming quarter and will need to amend our credit facility or obtain alternative financing.

Performance Metrics (in days):

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)

Days of sales outstanding	61.1	58.2	2.9
Inventory turns	7.0	8.8	(1.8)

Accounts receivable days of sales outstanding were 61.1 days at March 31, 2016 compared to 58.2 days at March 31, 2015. The 2.9 days increase was primarily due to increased collection days at B27. Inventory turns were 7.0 times at March 31, 2016 compared to 8.8 times at March 31, 2015. The decrease is primarily related to our 2016 organic sales decline, which resulted in sales decreasing faster than inventory decreased.

Funding Commitments

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. However, we expect we will not be able to comply with the financial covenants under the Facility in the upcoming quarter and will need to amend the Facility or obtain alternative financing including additional debt and/or equity. Such alternative financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to amend the Facility or to obtain alternative financing on attractive terms, if at all.

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP has purchased 191,420 shares for $8.9 million under this authorization as of March 31, 2016. No shares were purchased during the first quarter of 2016.

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

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity (“VIE”). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. The results of operations for the three months and six months ended March 31, 2016 are not necessarily indicative of results expected for the full fiscal year.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of March 31, 2016, the total assets of the VIE were approximately $4.6 million including approximately $4.3 million of fixed assets. DXP is the sole customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.4 million for the three months ended March 31, 2016. The Company recognized a related income tax benefit of $0.1 million related to the VIE for the three months ended March 31, 2016. At March 31, 2016, the owners of the 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP. The Company was not the primary beneficiary of the VIE for the three months ended March 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update aims to simplify aspects of accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): The update requires organizations that lease assets (“lessees”) to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to recognize debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, early adoption is permitted. DXP adopted this guidance in the first quarter of 2015 and adjusted the balance sheet for all periods presented.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. We are currently evaluating this standard and the impact it will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB approved a proposal to defer the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. DXP is evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at March 31, 2016 and 2015, a 100 basis point change in interest rates would result in approximately a $3.6 million and a $4.0 million change in annual interest expense, respectively. The decrease from 2015 is primarily the result of paying down debt during 2015.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2016) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No material changes have occurred from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

*10.1
Third Amendment to Restated Credit Agreement dated as of May 12, 2016 by and among DXP Enterprises, Inc., Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders.

10.2
Second Amendment to Restated Credit Agreement dated as of September 30, 2015 by and among DXP Enterprises, Inc., Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period September 30, 2015, filed with the Commission on November 9, 2015).

10.3
First Amendment to Restated Credit Agreement dated as of August 6, 2015 by and among DXP Enterprises, Inc., Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-Q for the quarterly period June 30, 2015, filed with the Commission on August 10, 2015).

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

Dated: May 13, 2016