Form 10-Q
period 2016-06-30
DXP ENTERPRISES INC
filed 2016-08-15
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Common Stock outstanding as of August 15, 2016: 14,503,485 par value $0.01 per share.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$1,087	$1,693
Trade accounts receivable, net of allowance for doubtful accounts of $10,116 in 2016 and $9,364 in 2015	159,147	162,925
Inventories, net	98,397	103,819
Costs and estimated profits in excess of billings on uncompleted contracts	19,784	22,045
Prepaid expenses and other current assets	8,050	2,644
Federal income taxes recoverable	1,243	1,839
Deferred income taxes	9,815	8,996
Total current assets	297,523	303,961
Property and equipment, net	66,430	68,503
Goodwill	197,211	197,362
Other intangible assets, net of accumulated amortization of $93,910 in 2016 and $85,098 in 2015	104,441	112,297
Other long-term assets	1,676	1,857
Total assets	$667,281	$683,980
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$112,091	$50,829
Trade accounts payable	72,494	77,108
Accrued wages and benefits	18,924	20,864
Customer advances	1,675	1,076
Billings in excess of costs and estimated profits on uncompleted contracts	2,197	8,021
Other current liabilities	16,766	22,220
Total current liabilities	224,147	180,118
Long-term debt, less current maturities and unamortized debt issuance costs of $602 in 2016 and $2,046 in 2015	235,041	298,680
Non-current deferred income taxes	8,921	6,312
Commitments and contingencies (Note 15)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at June 30, 2016 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share; $1,500 at June 30, 2016); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,655,356 at June 30, 2016 and 14,655,356 at December 31, 2015 shares issued	146	146
Additional paid-in capital	104,516	110,306
Retained earnings	109,796	109,783
Accumulated other comprehensive loss	(10,230)	(10,616)
Treasury stock, at cost (142,900 shares in 2016 and 264,297 in 2015)	(6,528)	(12,577)
Total DXP Enterprises, Inc. equity	197,716	197,058
Noncontrolling interest	1,456	1,812
Total equity	199,172	198,870
Total liabilities and equity	$667,281	$683,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$256,215	$323,688	$509,776	$665,282
Cost of sales	184,612	232,389	369,355	475,934
Gross profit	71,603	91,299	140,421	189,348
Selling, general and administrative expense	62,754	77,304	133,574	157,254
Operating income	8,849	13,995	6,847	32,094
Other expense (income), net	9	(145)	(146)	(394)
Interest expense	3,951	2,592	7,360	5,275
Income (loss) before income taxes	4,889	11,548	(367)	27,213
Provision for income taxes	(197)	4,381	(205)	10,395
Net income (loss)	5,086	7,167	(162)	16,818
Less Net loss attributable to noncontrolling interest	(84)	-	(220)	-
Net income attributable to DXP Enterprises, Inc.	5,170	7,167	58	16,818
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$5,148	$7,145	$13	$16,773

Net income (loss)	$5,086	$7,167	$(162)	$16,818
Cumulative translation adjustment	251	1,731	(387)	4,771
Comprehensive income	$4,835	$5,436	$225	$12,047

Basic earnings per share attributable to DXP Enterprises, Inc.	$0.36	$0.50	$0.00	$1.17
Weighted average common shares outstanding	14,503	14,368	14,494	14,380
Diluted earnings per share attributable to DXP Enterprises, Inc.	$0.34	$0.47	$0.00	$1.11
Weighted average common shares and common equivalent shares outstanding	15,343	15,208	15,334	15,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$58	$16,818
Less net loss attributable to non-controlling interest	(220)	-
Net income (loss)	(162)	16,818
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,997	5,919
Amortization of intangible assets	9,038	10,667
Bad debt expense	986	917
Amortization of debt issuance costs	477	578
Write off of debt issuance costs	967	-
Compensation expense for restricted stock	1,253	1,557
Tax loss related to vesting of restricted stock	565	10
Deferred income taxes	738	13
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	4,483	41,632
Costs and estimated profits in excess of billings on uncompleted contracts	2,124	(5,983)
Inventories	5,650	6,069
Prepaid expenses and other assets	(1,145)	(3,164)
Accounts payable and accrued expenses	(13,937)	(20,691)
Billings in excess of costs and estimated profits on uncompleted contracts	(5,829)	(538)
Net cash provided by operating activities	11,205	53,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,930)	(6,516)
Acquisitions of businesses, net of cash acquired	-	(5,000)
Equity method investment contribution	(4,000)	-
Net cash used in investing activities	(6,930)	(11,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	219,019	206,486
Principal payments on revolving line of credit and other long-term debt	(222,840)	(238,473)
Costs for registration of common shares	(226)	-
Loss for non-controlling interest owners, net of tax	(136)	-
Dividends paid	(45)	(45)
Purchase of treasury stock	-	(8,908)
Tax loss related to vesting of restricted stock	(565)	(10)
Net cash used in financing activities	(4,793)	(40,950)
EFFECT OF FOREIGN CURRENCY ON CASH	(88)	103
NET CHANGE IN CASH AND CASH EQUIVALENTS	(606)	1,441
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,693	47
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,087	$1,488

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity (“VIE”). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2015 (audited) and June 30, 2016 (unaudited), condensed consolidated statements of operations and comprehensive operations for the three and six months ending June 30, 2015 and June 30, 2016 (unaudited), and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and June 30, 2016 (unaudited). All such adjustments represent normal recurring items.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of June 30, 2016, the total assets of the VIE were approximately $4.7 million including approximately $4.6 million of property and equipment. DXP is the sole customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.2 and $0.6 million, respectively for the three and six months ended June 30, 2016. The Company recognized a related income tax benefit of $50 thousand and $150 thousand, respectively, related to the VIE for the three and six months ended June 30, 2016. At June 30, 2016, the owners of the 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP. The Company was not the primary beneficiary of the VIE for the three and six months ended June 30, 2015.

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

NOTE 3 – RISKS AND UNCERTAINTIES

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. We expect we will be able to comply with the financial covenants under our credit facility through and including June 30, 2017. Because the credit facility matures on March 31, 2018, and the financial covenants become more restrictive after June 30, 2017, we will need to amend our credit facility or obtain alternative financing including additional debt and/or equity during the next two years. Such alternative financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to amend the Facility or to obtain alternative financing on attractive terms, if at all

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update aims to simplify aspects of accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

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

NOTE 6 – INVENTORIES, NET

The carrying values of inventories are as follows (in thousands):

	June 30, 2016	December 31, 2015

Finished goods	$89,813	$94,524
Work in process	8,584	9,295
Inventories, net	$98,397	$103,819

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$36,297	$34,400
Estimated profits, thereon	11,258	13,119
Total	47,555	47,519
Less: billings to date	29,975	33,422
Net	$17,580	$14,097

Such amounts were included in the accompanying condensed consolidated balance sheets for 2016 and 2015 under the following captions (in thousands):

	June 30, 2016	December 31, 2015
Costs and estimated profits in excess of billings on uncompleted contracts	$19,784	$22,045
Billings in excess of costs and estimated profits on uncompleted contracts	(2,197)	(8,021)
Translation adjustment	(7)	73
Net	$17,580	$14,097

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment are as follows (in thousands):

	June 30, 2016	December 31, 2015

Land	$2,384	$2,386
Buildings and leasehold improvements	16,843	16,631
Furniture, fixtures and equipment	105,830	102,494
Less – Accumulated depreciation	(58,627)	(53,008)
Total property and equipment, net	$66,430	$68,503

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the six months ended June 30, 2016 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2015	$197,362	$112,297	$309,659
Purchase price adjustment	(151)	-	(151)
Translation adjustment	-	1,182	1,182
Amortization	-	(9,038)	(9,038)
Balance as of June 30, 2016	$197,211	$104,441	$301,652

The following table presents goodwill balance by reportable segment as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Service Centers	$164,093	$164,244
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$197,211	$197,362

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of June 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$196,503	$(92,404)	104,099	195,580	(83,741)	111,839
Non-compete agreements	1,848	(1,506)	342	1,815	(1,357)	458
Total	$198,351	$(93,910)	$104,441	$197,395	$(85,098)	$112,297

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Line of credit	$193,738	$172,147
Term loan	150,000	175,000
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	3,996	4,408
Less unamortized debt issuance costs	(602)	(2,046)
	347,132	349,509
Less: Current portion	(112,091)	(50,829)
Long-term debt less current maturities	$235,041	$298,680

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2015 (the “First Amendment”), that certain Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amendment”), that certain Third Amendment to Amended and Restated Credit Agreement, dated as of May 12, 2016 (the “Third Amendment”), and that certain Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2016 (the “Fourth Amendment”), the “Facility”), amending and restating the Original Facility. Pursuant to the Facility, as of August 15, 2016, the lenders named therein provided to DXP a $150 million term loan and a $205 million revolving line of credit.  The Facility expires on March 31, 2018.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.  As of June 30, 2016, the aggregate principal amount of revolving loans outstanding under the facility was $193.7 million.

Amortization payments are required with respect to the Facility on the last business day of each fiscal quarter, payable at $12.5 million per quarter for the fiscal quarter periods ending September 30, 2016 through and including December 31, 2016, and payable at $15.625 million per quarter for the fiscal quarter periods ending March 31, 2017 and thereafter. The Fourth Amendment requires additional term loan principal reductions of $17 million by December 31, 2016 and $14 million by March 31, 2017.  At June 30, 2016, the aggregate principal amount of term loans outstanding under the Facility was $150.0 million.

Under the terms of the Fourth Amendment:

•	The revolving line of credit was reduced from $250 million to $205 million, as of August 15, 2016, and shall be reduced to $190 million, as of March 31, 2017.
•	A permitted overadvance facility (the “Permitted Overadvance Facility”) has been added with amounts to be determined but which shall permit drawings in excess of the ratio of (i) the sum of 85% of net accounts receivable and 65% of net inventory to (ii) the aggregate amount of revolving credit outstandings (the “Asset Coverage Ratio”).
•	Certain modifications were made to the pricing grid set forth in the Facility to increase the rate at which the Facility bears interest to a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 5.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 4.00%; provided, that drawings under the Permitted Overadvance Facility shall bear interest at a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 6.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 5.00%
•	The maturity date of the Facility was modified from January 2, 2019 to March 31, 2018.
•	Additional mandatory prepayments were added in an amount equal to $30 million (including $17 million to be applied to the term loan) by December 31, 2016 and $25 million (including $14 million to be applied to the term loan) by March 31, 2017.
•	The negative covenants were modified to reduce certain debt baskets, including for purchase money, capital lease and unsecured debt and to limit the ability of the Company to conduct asset sales in excess of $3.5 million without the consent of the Required Lenders.
•	A financial covenant holiday has been provided through June 30, 1017 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Ratio.
•	The minimum Asset Coverage Ratio was adjusted to .95 to 1.00 beginning June 30, 2016.
•	A minimum EBITDA and capital expenditure covenant were added to the Facility.”

On June 30, 2016, the LIBOR based rate in effect under the Facility was LIBOR plus 3.25%, the prime based rate of the Facility was prime plus 2.25%. The Fourth Amendment increased the LIBOR based rate under the Facility to LIBOR plus 5.0% and the prime based rate of the Facility to prime plus 4.0% as of August 15, 2016. At June 30, 2016, $343.7 million was borrowed under the Facility at a weighted average interest rate of approximately 3.72% under the LIBOR options. At June 30, 2016, the Company had $10.1 million available for borrowing under the Facility.

Commitment fees of 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the condensed consolidated statements of operations.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each month end. Substantially all of the Company’s assets are pledged as collateral to secure the Facility.

 NOTE 11 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plans approved by our shareholders (the “Restricted Stock Plans”), directors, consultants and employees were awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of June 30, 2016 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after the date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards was measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plans at June 30, 2016:

Number of shares authorized for grants	1,300,000
Number of shares granted	(883,199)
Number of shares forfeited	158,876
Number of shares expired from 2005 plan	(81,527)
Number of shares available for future grants	494,150
Weighted-average grant price of granted shares	$28.26

Changes in restricted stock for the six months ended June 30, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2015	137,507	$54.58
Granted	10,000	$16.35
Forfeited	(15,000)	$91.56
Vested	(46,642)	$52.32
Non-vested at June 30, 2016	85,865	$44.89

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2016 and 2015 was $1.3 million and $1.6 million, respectively. Related income tax losses recognized in earnings for the six months ended June 30, 2016 were approximately $0.6 million. Unrecognized compensation expense under the Restricted Stock Plan at June 30, 2016 and December 31, 2015 was $2.9 million and $4.2 million, respectively. As of June 30, 2016, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 20.68 months.

NOTE 12 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Weighted average shares outstanding	14,503	14,368	14,494	14,380
Net income attributable to DXP Enterprises, Inc.	$5,170	$7,167	$58	$16,818
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$5,148	$7,145	$13	$16,773
Per share amount	$0.36	$0.50	$0.00	$1.17

Diluted:
Weighted average shares outstanding	14,503	14,368	14,494	14,380
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	15,343	15,208	15,334	15,220
Net income attributable to common shareholders	$5,148	$7,145	$13	$16,773
Convertible preferred stock dividend	(22)	(22)	(45)	(45)
Net income attributable to DXP Enterprises, Inc. for diluted earnings per share	$5,170	$7,167	$58	$16,818
Per share amount	$0.34	$0.47	$0.00	$1.11

NOTE 13 - BUSINESS ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of our acquisitions with the operations of DXP and any intangible assets that do not qualify for separate recognition such as the assembled workforce.

On April 1, 2015, the Company completed the acquisition of all of the equity interests of Tool Supply, Inc. (“TSI”) to expand DXP’s cutting tools offering in the Northwest region of the United States. DXP paid approximately $5.0 million for TSI, which was borrowed under the Facility. Estimated goodwill of $2.9 million and intangible assets of $2.0 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment. None of the estimated goodwill or intangible assets are expected to be tax deductible.

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

For the three months ended June 30, 2016, businesses acquired during 2015 contributed sales of $7.2 million and income before taxes of approximately $59 thousand.

For the six months ended June 30, 2016, businesses acquired during 2015 contributed sales of $13.1 million and a loss before taxes of approximately $0.4 million.

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

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and six months ended June 30, 2016 and 2015, assuming the acquisition of businesses completed in 2015 were consummated as of January 1, 2015 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$256,215	$329,886	$509,776	$677,324
Net income attributable to DXP Enterprises, Inc.	$5,170	$7,540	$58	$17,684
Per share data attributable to DXP Enterprises, Inc.
Basic earnings	$0.36	$0.52	$0.00	$1.23
Diluted earnings	$0.34	$0.50	$0.00	$1.16

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

The following table sets out financial information related to the Company’s segments (in thousands):

	For the Three Months Ended June 30,
	2016				2015
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$161,832	$54,353	$40,030	$256,215	$214,116	$66,905	$42,667	$323,688
Amortization	2,284	1,955	271	4,510	2,928	2,107	274	5,309
Operating income	10,313	3,532	3,931	17,776	18,191	3,805	3,462	25,458
Operating income, excluding amortization	$12,597	$5,487	$4,202	$22,286	$21,119	$5,912	$3,736	$30,767

	For the Six Months Ended June 30,
	2016				2015
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$329,334	$101,784	$78,658	$509,776	$439,907	$141,169	$84,206	$665,282
Amortization	4,579	3,917	542	9,038	5,904	4,215	548	10,667
Operating income	17,555	1,876	7,140	26,571	38,081	10,324	6,466	54,871
Operating income, excluding amortization	$22,134	$5,793	$7,682	$35,609	$43,985	$14,539	$7,014	$65,538

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income for reportable segments, excluding amortization	$22,286	$30,767	$35,609	$65,538
Adjustment for:
Amortization of intangibles	4,510	5,309	9,038	10,667
Corporate expense	8,927	11,463	19,724	22,777
Total operating income	8,849	13,995	6,847	32,094
Interest expense	3,951	2,592	7,360	5,275
Other expense (income), net	9	(145)	(146)	(394)
Income before income taxes	$4,889	$11,548	$(367)	$27,213

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

NOTE 16 – SHARE REPURCHASES

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. During the first quarter of 2015, DXP purchased 191,420 shares for $8.9 million under this authorization, leaving 208,580 shares still authorized as of June 30, 2016.

NOTE 17 - SUBSEQUENT EVENTS

On August 15, 2016, DXP amended the Facility as follows:

•	The revolving line of credit was reduced from $250 million to $205 million, as of August 15, 2016, and shall be reduced to $190 million, as of March 31, 2017.
•	A permitted overadvance facility (the “Permitted Overadvance Facility”) has been added with amounts to be determined but which shall permit drawings in excess of the ratio of (i) the sum of 85% of net accounts receivable and 65% of net inventory to (ii) the aggregate amount of revolving credit outstandings (the “Asset Coverage Ratio”).
•	Certain modifications were made to the pricing grid set forth in the Facility to increase the rate at which the Facility bears interest to a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 5.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 4.00%; provided, that drawings under the Permitted Overadvance Facility shall bear interest at a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 6.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 5.00%
•	The maturity date of the Facility was modified from January 2, 2019 to March 31, 2018.
•	Additional mandatory prepayments were added in an amount equal to $30 million (including $17 million to be applied to the term loan) by December 31, 2016 and $25 million (including $14 million to be applied to the term loan) by March 31, 2017.
•	The negative covenants were modified to reduce certain debt baskets, including for purchase money, capital lease and unsecured debt and to limit the ability of the Company to conduct asset sales in excess of $3.5 million without the consent of the Required Lenders.
•	A financial covenant holiday has been provided through June 30, 1017 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Ratio.
•	The minimum Asset Coverage Ratio was adjusted to .95 to 1.00 beginning June 30, 2016.
•	A minimum EBITDA and capital expenditure covenant were added to the Facility.”

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three and six months ended June 30, 2016 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

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

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended June 30,				Six Months June 30,
	2016	%	2015	%	2016	%	2015	%
Sales	$256,215	100.0%	$323,688	100.0%	$509,776	100.0%	$665,282	100.0%
Cost of sales	184,612	72.1%	232,389	71.8%	369,355	72.5%	475,934	71.5%
Gross profit	71,603	27.9%	91,299	28.2%	140,421	27.5%	189,348	28.5%
Selling, general and administrative expense	62,754	24.5%	77,304	23.9%	133,574	26.2%	157,254	23.6%
Operating income	8,849	3.5%	13,995	4.3%	6,847	1.3%	32,094	4.9%
Other expense (income), net	9	0.0%	(145)	(0.1)%	(146)	0.0%	(394)	(0.1)%
Interest expense	3,951	1.5%	2,592	0.8%	7,360	1.4%	5,275	0.8%
Income (loss) before taxes	4,889	2.0%	11,548	3.6%	(367)	-0.1%	27,213	4.2%
Provision for income taxes	(197)	0.0%	4,381	1.4%	(205)	0.0%	10,395	1.6%
Net income (loss)	5,086	2.0%	7,167	2.2%	(162)	0.0%	16,818	2.5%
Net loss attributable to noncontrolling interest	(84)	0.0%	-	0.0%	(220)	0.0%	-	0.0%
Net income (loss) attributable to DXP Enterprises, Inc.	$5,170	2.0%	$7,167	2.2%	$58	0.0%	$16,818	2.5%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings (loss) per share	$0.36		$0.50		$0.00		$1.17
Diluted earnings (loss) per share	$0.34		$0.47		$0.00		$1.11

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

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

SALES. Sales for the three months ended June 30, 2016 decreased $67.5 million, or 20.8%, to approximately $256.2 million from $323.7 million for the prior corresponding period. Sales by businesses acquired during 2015 (“Acquired Businesses”) accounted for a $6.3 million increase. Excluding second quarter 2016 sales from acquired businesses, on a same store sales basis, sales for the second quarter in 2016 decreased by $73.8 million, or 22.8% from the prior corresponding period. This same store sales decrease is the result of decreases in our Service Center, IPS and SCS segments of $58.6 million, $12.6 million and $2.6 million, respectively, on a same store sales basis. These declines are explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2016 decreased by approximately 25 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 25 basis points. The small decline in the same store gross profit percentage is the result of an approximate 100 basis point decline in the gross profit percentage in our Service Centers segment, which was partially offset by an increase in the gross profit percentage of our IPS and SCS segments of approximately 200 basis points and 120 basis points, respectively. These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended June 30, 2016 decreased by approximately $14.5 million, or 18.8%, to $62.8 million from $77.3 million for the prior corresponding period. SG&A expense from Acquired Businesses accounted for $1.8 million of the second quarter amount. Excluding second quarter expenses from Acquired Businesses, on a same store sales basis, SG&A for the quarter decreased by $16.3 million, or 21.1%. The overall decline in SG&A, on a same store sales basis, is partially the result of a $9.8 million decrease in payroll, incentive compensation, payroll taxes and 401(k) expenses due to headcount and salary reductions. As a result of the headcount reductions and additional cost containment measures, meals and entertainment, travel, and vehicle expenses decreased by $1.0 million. Additionally, same store sales amortization expense declined by $1.0 million and legal expenses decreased by $0.3 million as a result of resolving the B27 working capital dispute and a dispute with ITT Goulds. The remaining decline in SG&A expense for the second quarter of 2016 is consistent with the decrease in sales. As a percentage of sales, the second quarter 2016 expense, on a same store sales basis, increased approximately 50 basis points to 24.4%, from 23.9% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage decrease in sales exceeding the percentage decline in SG&A.

OPERATING INCOME. Operating income for the second quarter of 2016 decreased $5.1 million, to $8.8 million, from $14.0 million for the prior corresponding period. Acquired Businesses broke even in operating income. This decrease in operating income, on a same store basis, is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the second quarter of 2016 increased 52.4% from the prior corresponding period primarily as a result of a $0.6 million write-off of debt issuance costs combined with increased interest rates. The write-off of debt issuance costs resulted from scheduled principal reductions in the term loan and revolving line of credit commitments and shortening of the maturity of the Facility.

INCOME TAXES. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes, operating losses in our Canadian operations and non-deductible expenses. The effective tax rate for the second quarter of 2016 decreased to 4.0%, from 37.9% in the prior corresponding period, primarily as a result of the combination of near break-even income, permanent differences and operating losses in our Canadian operations.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $52.3 million, or 24.4% for the second quarter of 2016 compared to the prior corresponding period. Excluding second quarter 2016 Service Centers segment sales from Acquired Businesses of $6.3 million, Service Centers segment sales for the second quarter in 2016 decreased $58.6 million, or 27.4% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of rotating equipment, bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the second quarter of 2016, this declining level of sales to the upstream oil and gas industry would be expected to continue during the remainder of 2016. As a percentage of sales, the second quarter gross profit percentage for the Service Centers decreased approximately 100 basis points, on a same store sales basis, from the prior corresponding period. This decline in the gross profit percentage is primarily the result of declines in sales of higher margin safety services and metal working products. Excluding amortization, operating income for the Service Centers segment decreased $8.5 million, or 40.4%. Service Centers Acquired Businesses accounted for $0.3 million of the second quarter operating income. On a same store sales basis, operating income for the Service Centers segment decreased $8.9 million, or 41.9%.  The decline in operating income is primarily the result of the decline in sales and gross profit percentage discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $12.6 million, or 18.8% for the second quarter of 2016 compared to the prior corresponding period. This decrease was primarily the result of a decline in the capital spending by oil and gas producers and related businesses stemming from the decline in the price of oil. This decline in IPS sales could continue during the remainder of 2016 if crude oil and natural gas prices remain at or below prices experienced during the second quarter of 2016. As a percentage of sales, the second quarter gross profit percentage for the IPS segment increased approximately 200 basis points from the prior corresponding period. Gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Excluding amortization, operating income for the IPS segment decreased $0.4 million, or 7.2%, primarily as a result of the 18.8% decrease in sales partially offset by the improvement in gross profit margins.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $2.6 million, or 6.2%, for the second quarter of 2016 compared to the prior corresponding period. The decrease in sales is primarily related to decreased sales to customers in the oil and gas and trucking industries, which were partially offset by increased sales to customers engaged in aircraft components manufacturing and mining. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in capital spending by oil and gas companies operating in the U.S and Canada. Gross profit as a percentage of sales increased approximately 120 basis points compared to the prior corresponding period primarily as a result of decreased sales of lower margin products to oil and gas and trucking related customers. Excluding amortization, operating income for the SCS segment increased 12.5% primarily as a result of the 120 basis point increase in gross profit as a percentage of sales.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

SALES. Sales for the six months ended June 30, 2016 decreased $155.5 million, or 23.4%, to approximately $509.8 million from $665.3 million for the prior corresponding period. Sales by acquired businesses accounted for $12.1 million of the 2016 sales. Excluding 2016 sales from acquired businesses, on a same store sales basis, sales for the first half of 2016 decreased by $167.6 million, or 25.2%, from the prior corresponding period. This sales decrease is the result of decreases in our Service Center, IPS and SCS segments of $122.7 million, $39.4 million and $5.5 million, respectively, on a same store sales basis. These variances are explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2016 decreased by approximately 90 basis points compared with the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales for the six months ended June 30, 2016 decreased by approximately 95 basis points compared with the prior corresponding period. This decline is primarily the result of an approximate 200 basis point decline in the gross profit percentage for our IPS segment and an approximate 90 basis point decline in the gross profit percentage of our Service Centers segment. These declines were partially offset by an approximate 160 basis point increase in the gross profit percentage of the SCS segment. All of the fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A for the six months ended June 30, 2016 decreased by approximately $23.7 million, or 15.1%, to $133.6 million from $157.3 million for the prior corresponding period. SG&A from acquired businesses accounted for $4.0 million of the expense. Excluding expenses from acquired businesses, on a same store sales basis, SG&A year-to-date decreased by $27.7 million, or 17.6%. The overall decline in SG&A, on a same store sales basis, is partially the result of a $16.3 million decrease in payroll, incentive compensation, payroll taxes and 401(k) expenses due to headcount and salary reductions. As a result of the headcount reductions and additional cost containment measures, meals and entertainment, travel, and vehicle expenses decreased by $1.8 million. Additionally, same store sales amortization expense declined by $2.0 million and legal expenses decreased by $0.5 million as a result of resolving the B27 working capital dispute and a dispute with ITT Goulds. The remaining decline in SG&A expense for the first half of 2016 is consistent with the decrease in sales. As a percentage of sales, the year-to-date 2016 expense, on a same store sales basis, increased to 26.0%, from 23.6% for the prior corresponding period as a result of the percentage decrease in sales discussed above exceeding the percentage decrease in SG&A.

OPERATING INCOME. Operating income for the first six months of 2016 decreased $25.2 million, or 78.7% compared to the prior corresponding period. Operating loss from acquired businesses increased the decline in operating income by $0.4 million. Excluding operating loss from acquired businesses, on a same store sales basis, operating income decreased $24.8 million, or 77.3% from the prior corresponding period. This decrease in operating income is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the first six months of 2016 increased 39.5% from the prior corresponding period primarily as a result of $1.0 million of write-offs of debt issuance costs combined with increased interest rates. The write-offs of debt issuance costs resulted from the scheduled principal reductions in the term loan and revolving line of credit commitments and shortening of the maturity of the Facility.

INCOME TAXES. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes, operating losses in our Canadian operations and non-deductible expenses. The effective tax rate for the first six months of 2016 increased to 55.8%, from 38.2% in the prior corresponding period, primarily as a result of the combination of near break-even income, permanent differences and operating losses in our Canadian operations.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $110.6 million, or 25.1%, for the first six months of 2016 compared to the prior corresponding period. Excluding year-to-date 2016 Service Centers segment sales from acquired businesses of $12.1 million, Service Centers segment sales for the first six months in 2016 decreased $122.7 million, or 27.9% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of rotating equipment, bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the first six months of 2016, this declining level of sales to the upstream oil and gas industry would be expected to continue during the remainder of 2016. Gross profit as a percentage of sales, on a same store sales basis, decreased approximately 90 basis points as a result of declines in sales of higher margin pumps, metal working products and safety services. Excluding amortization, operating income for the Service Centers segment decreased $21.9 million, or 49.7%. Excluding year-to-date Service Centers segment operating income from acquired businesses of $0.3 million, Service Centers segment operating income for the first six months in 2016 decreased by $22.2 million, or 50.4% primarily as a result of the decrease in sales and gross profit percentage discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $39.4 million, or 27.9%, for the first six months of 2016 compared to the prior corresponding period. The sales decrease primarily resulted from a decrease in capital spending by our oil and gas related customers. Excluding amortization, operating income for the IPS segment decreased by $8.7 million, or 60.2%, primarily as a result of the 27.9% decrease in sales as well as an approximate 200 basis point decline in gross profit percentage. The decreased gross profit as a percentage of sales for the IPS segment is the result of competitive pressures resulting in lower margin jobs and unabsorbed manufacturing and fabrication overhead. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $5.5 million, or 6.6%, for the first six months of 2016 compared to the prior corresponding period. The decrease in sales is primarily related to decreased sales to customers in the oil and gas and trucking industries, which were partially offset by increased sales to customers engaged in aircraft components manufacturing and mining. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in capital spending by oil and gas companies operating in the U.S and Canada. Excluding amortization, operating income for the SCS segment increased 9.5% primarily as a result of an approximate 160 basis point increase in gross profit percentage when compared to the first six months of 2015. The increase in gross profit percentage is primarily due to decreased sales of lower margin products to oil and gas and trucking related customers.

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

For the three months ended June 30, 2016, businesses acquired during 2015 contributed sales of $7.2 million and income before taxes of approximately $59 thousand.

For the six months ended June 30, 2016, businesses acquired during 2015 contributed sales of $13.1 million and a loss before taxes of approximately $0.4 million.

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

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and six months ended June 30, 2016 and 2015, assuming the acquisition of businesses completed in 2015 were consummated as of January 1, 2015 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$256,215	$329,886	$509,776	$677,324
Net income attributable to DXP Enterprises, Inc.	$5,170	$7,540	$58	$17,684
Per share data attributable to DXP Enterprises, Inc.
Basic earnings	$0.36	$0.52	$0.00	$1.23
Diluted earnings	$0.34	$0.50	$0.00	$1.16

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

The Company generated $11.2 million of cash in operating activities during the six months ended June 30, 2016 compared to $53.8 million during the prior corresponding period. The decrease between the two periods was primarily driven by reduced earnings and a $37.1 million smaller reduction in accounts receivable in the 2016 period compared to the 2015 period. The smaller decline in accounts receivable resulted from the smaller decrease in sales in the 2016 period compared to the sales decline in the 2015 period combined with the effect of the number of days sales outstanding in the 2016 period increasing approximately 10% compared to the 2015 period.

During the first half of 2016, the amount available to be borrowed under our credit facility decreased from $19.8 million at December 31, 2015, to $10.1 million at June 30, 2016. This decrease in availability is a result of the increase in the Credit facility outstanding balance. We expect that we will be able to comply with the financial covenants in our credit facility through and including June 30, 2017. Because the credit facility matures on March 31, 2018 and the financial covenants become more restrictive after June 30, 2017, we will need to amend our credit facility or obtain alternative financing during the next two years. If such an amendment or alternate financing is not obtained during the next two years, then we believe that the liquidity of our balance sheet and credit facility may not provide us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2015 (the “First Amendment”), that certain Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amendment”), that certain Third Amendment to Amended and Restated Credit Agreement, dated as of May 12, 2016 (the “Third Amendment”), and that certain Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2016 (the “Fourth Amendment”) the “Facility”), amending and restating the Original Facility. Pursuant to the Facility, as of August 15, 2016, the lenders named therein provided to DXP a $150 million term loan and a $205 million revolving line of credit.  The Facility expires on March 31, 2018.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.  As of June 30, 2016, the aggregate principal amount of revolving loans outstanding under the facility was $193.7 million.

Amortization payments are required with respect to the Facility on the last business day of each fiscal quarter, payable at $12.5 million per quarter for the fiscal quarter periods ending September 30, 2016 through and including December 31, 2016, and payable at $15.625 million per quarter for the fiscal quarter periods ending March 31, 2017 and thereafter. The Fourth Amendment requires additional term loan principal reductions of $17 million by December 31, 2016 and $14 million by March 31, 2017.  At June 30, 2016, the aggregate principal amount of term loans outstanding under the Facility was $150.0 million.

Under the terms of the Fourth Amendment:

•	The revolving line of credit was reduced from $250 million to $205 million, as of August 15, 2016, and shall be reduced to $190 million, as of March 31, 2017.
•	A permitted overadvance facility (the “Permitted Overadvance Facility”) has been added with amounts to be determined but which shall permit drawings in excess of the ratio of (i) the sum of 85% of net accounts receivable and 65% of net inventory to (ii) the aggregate amount of revolving credit outstandings (the “Asset Coverage Ratio”).
•	Certain modifications were made to the pricing grid set forth in the Facility to increase the rate at which the Facility bears interest to a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 5.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 4.00%; provided, that drawings under the Permitted Overadvance Facility shall bear interest at a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 6.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 5.00%
•	The maturity date of the Facility was modified from January 2, 2019 to March 31, 2018.
•	Additional mandatory prepayments were added in an amount equal to $30 million (including $17 million to be applied to the term loan) by December 31, 2016 and $25 million (including $14 million to be applied to the term loan) by March 31, 2017.
•	The negative covenants were modified to reduce certain debt baskets, including for purchase money, capital lease and unsecured debt and to limit the ability of the Company to conduct asset sales in excess of $3.5 million without the consent of the Required Lenders.
•	A financial covenant holiday has been provided through June 30, 1017 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Ratio.
•	The minimum Asset Coverage Ratio was adjusted to .95 to 1.00 beginning June 30, 2016.
•	A minimum EBITDA and capital expenditure covenant were added to the Facility.”

On June 30, 2016, the LIBOR based rate in effect under the Facility was LIBOR plus 3.25%, the prime based rate of the Facility was prime plus 2.25%. The Fourth Amendment increased the LIBOR based rate under the Facility to LIBOR plus 5.0% and the prime based rate of the Facility to prime plus 4.0% as of August 15, 2016. At June 30, 2016, $343.7 million was borrowed under the Facility at a weighted average interest rate of approximately 3.72% under the LIBOR options. At June 30, 2016, the Company had $10.1 million available for borrowing under the Facility.

Commitment fees of 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the condensed consolidated statements of operations.

The Facility’s principal financial covenants, pursuant to the Fourth Amendment, included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not to exceed 3.50 to 1.00 from July 1, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on January 1, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At June 30, 2016, the Company’s Leverage Ratio was 5.94 to 1.00, but the Facility does not require compliance with a Consolidated Leverage Ratio from June 30, 2016 through June 30, 2017.

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not to exceed 3.50 to 1.00 from July 1, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on January 1, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At June 30, 2016, the Company’s Leverage Ratio was 5.94 to 1.00, but the Facility does not require compliance with a Consolidated Leverage Ratio from June 30, 2016 through June 30, 2017.

Asset Coverage Ratio – The Facility requires that the Asset Coverage Ratio at any time be not less than 0.95 to 1.00 from June 30, 2016 and thereafter, with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date and excluding the Permitted Overadvance Facility. At June 30, 2016, the Company's Asset Coverage Ratio was 1.00 to 1.00.

Consolidated EBITDA as defined under the Facility for financial covenant purposes means, without duplication, for any period the consolidated net income of DXP plus, to the extent deducted in calculating consolidated net income, depreciation, amortization (except to the extent that such non-cash charges are reserved for cash charges to be taken in the future), non-cash compensation including stock option or restricted stock expense, interest expense and income tax expense for taxes based on income, certain one-time costs associated with our acquisitions, integration costs, facility consolidation and closing costs, severance costs and expenses, write-down of cash expenses incurred in connection with the existing credit agreement and extraordinary losses less interest income and extraordinary gains. Consolidated EBITDA shall be adjusted to give pro forma effect to disposals or business acquisitions assuming that such transaction(s) had occurred on the first day of the period excluding all income statement items attributable to the assets or equity interests that are subject to such disposition made during the period and including all income statement items attributable to property or equity interests of such acquisitions permitted under the Facility.

The following table sets forth the computation of the Leverage Ratio as of June 30, 2016 (in thousands, except for ratios):

For the Twelve Months ended June 30, 2016	Leverage Ratio

Loss before taxes	$(66,500)
Loss attributable to noncontrolling interest	1,168
Interest expense	13,017
Depreciation and amortization	31,692
Impairment of goodwill and other intangibles	68,735
B27 settlement	7,348
Stock compensation expense	2,669
Pro forma acquisition EBITDA	458
(A) Defined EBITDA	$58,587
As of June, 2016
Total long-term debt, including current maturities	$347,132
Unamortized debt issuance costs	602
(B) Defined indebtedness	$347,734
Leverage Ratio (B)/(A)	5.94

The following table sets forth the computation of the Fixed Charge Coverage Ratio as of June 30, 2016 (in thousands, except for ratios):

For the Twelve Months ended June 30, 2016

Defined EBITDA	$58,587
Cash paid for income taxes	6,475
Capital expenditures	10,406
(A) Defined EBITDA minus capital expenditures & cash income taxes	$41,706
Cash interest payments	$10,940
Dividends	90
Scheduled principal payments	44,569
(B) Fixed Charges	$55,599
Fixed Charge Coverage Ratio (A)/(B)	0.75

The following table sets forth the computation of the Asset Coverage Ratio as of June 30, 2016 (in thousands, except for ratios):

Accounts receivable (net), valued at 85% of gross	$135,275
Inventory, valued at 65% of gross	63,958
Aggregate outstandings	$199,233

Credit facility outstanding balance	$193,738
Outstanding letters of credit	5,928
$199,666
Asset Coverage Ratio	1.00

Borrowings (in thousands):

	June 30, 2016		December 31, 2015		Increase (Decrease)
Current portion of long-term debt	$112,091	(2)	$50,829		$61,262
Long-term debt, less unamortized debt issuance costs	235,041		298,680		(63,639)
Total long-term debt	$347,132		$349,509		$(2,377)
Amount available	$10,053	(1)	$19,754	(1)	$(9,701)

(1)	Represents amount available to be borrowed at the indicated date under the Facility under the most restrictive covenant. The decrease in the amount available to be borrowed is the result of the increase in the Credit facility outstanding balance.
(2)	The increase in short term debt is due to mandatory prepayments under the Fourth Amendment to the Facility and increased scheduled principal payments.

Performance Metrics (in days):

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)

Days of sales outstanding	60.1	57.1	3.0
Inventory turns	7.5	8.5	(1.0)

Accounts receivable days of sales outstanding were 60.1 days at June 30, 2016 compared to 57.1 days at June 30, 2015. The 3.0 days increase was primarily due to slower payment times by oil and gas customers. Inventory turns were 7.5 times at June 30, 2016 compared to 8.5 times at June 30, 2015. The decrease is primarily related to our 2016 organic sales decline, which resulted in sales decreasing faster than inventory decreased.

Funding Commitments

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. We expect we will be able to comply with the financial covenants under the Facility through and including June 30, 2017. Because the credit facility matures on March 31, 2018, and the financial covenants become more restrictive after June 30, 2017, we will need to amend the Facility, or obtain alternative financing including additional debt and/or equity during the next two years. Such alternative financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to amend the Facility or to obtain alternative financing on attractive terms, if at all.

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in the open market or in privately negotiated transactions. DXP has purchased 191,420 shares for $8.9 million under this authorization as of June 30, 2016. No shares were purchased during 2016.

Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity (“VIE”). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of results expected for the full fiscal year.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of June 30, 2016, the total assets of the VIE were approximately $4.7 million including approximately $4.6 million of property and equipment. DXP is the sole customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.2 and $0.6 million, respectively for the three and six months ended June 30, 2016. The Company recognized a related income tax benefit of $50 thousand and $150 thousand, respectively, related to the VIE for the three and six months ended June 30, 2016. At June 30, 2016, the owners of the 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP. The Company was not the primary beneficiary of the VIE for the three and six months ended June 30, 2015.

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

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at June 30, 2016 and 2015, a 100 basis point change in interest rates would result in approximately a $3.5 million and a $3.8 million change in annual interest expense, respectively. The decrease from 2015 is primarily the result of paying down debt during 2015.

ITEM 4:	CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2016) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-61953), filed with Commission on August 20, 1998).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit A to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 28, 2011 (file no. 000-71513)).

*10.1
Fourth Amendment to Restated Credit Agreement dated as of August 15, 2016 by and among DXP Enterprises, Inc., Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders.

10.2
Third Amendment to Restated Credit Agreement dated as of May 12, 2016 by and among DXP Enterprises, Inc., Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2016, filed with the Commission on May 13, 2016).

10.3
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

10.4
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

10.5
Amended and Restated Credit Agreement dated as of January 2, 2014 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporate by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2014).

*10.6	DXP Enterprises, Inc. 2016 Omnibus Incentive Plan

*10.7	Form of Restricted Stock Award Agreement

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

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

Dated: August 15, 2016