Form 10-Q
period 2016-09-30
DXP ENTERPRISES INC
filed 2016-11-14
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Common Stock outstanding as of November 14, 2016: 17,336,469 par value $0.01 per share.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$3,429	$1,693
Trade accounts receivable, net of allowance for doubtful accounts of $10,536 in 2016 and $9,364 in 2015	152,952	162,925
Inventories, net	98,189	103,819
Costs and estimated profits in excess of billings on uncompleted contracts	16,836	22,045
Prepaid expenses and other current assets	6,707	2,644
Federal income taxes recoverable	107	1,839
Deferred income taxes	9,829	8,996
Total current assets	288,049	303,961
Property and equipment, net	63,100	68,503
Goodwill	197,211	197,362
Other intangible assets, net of accumulated amortization of $98,260 in 2016 and $85,098 in 2015	99,662	112,297
Other long-term assets	1,669	1,857
Total assets	$649,691	$683,980
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$115,222	$50,829
Trade accounts payable	77,028	77,108
Accrued wages and benefits	17,411	20,864
Customer advances	3,054	1,076
Billings in excess of costs and estimated profits on uncompleted contracts	2,474	8,021
Other current liabilities	17,787	22,220
Total current liabilities	232,976	180,118
Long-term debt, less current maturities and unamortized debt issuance costs of $1,022 in 2016 and $2,046 in 2015	203,043	298,680
Non-current deferred income taxes	7,586	6,312
Commitments and contingencies (Note 15)
Shareholders Equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at September 30, 2016) 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share; ($1,500 at September 30, 2016); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 14,848,469 at September 30, 2016 and 14,655,356 at December 31, 2015 shares issued	148	146
Additional paid-in capital	104,772	110,306
Retained earnings	110,036	109,783
Accumulated other comprehensive loss	(10,211)	(10,616)
Treasury stock, at cost (zero shares at September 30, 2016 and 264,297 at December 31, 2015)	-	(12,577)
Total DXP Enterprises, Inc. equity	204,761	197,058
Noncontrolling interest	1,325	1,812
Total equity	206,086	198,870
Total liabilities and equity	$649,691	$683,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$230,025	$303,080	$739,801	$968,362
Cost of sales	166,205	217,374	535,560	693,308
Gross profit	63,820	85,706	204,241	275,054
Selling, general and administrative expense	58,887	75,082	192,461	232,336
Impairment of goodwill and other intangible assets	-	58,888	-	58,888
B27 settlement	-	7,348	-	7,348
Income (loss) from operations	4,933	(55,612)	11,780	(23,518)
Other expense (income), net	(251)	327	(397)	(67)
Interest expense	4,338	2,630	11,698	7,905
Income (loss) before income taxes	846	(58,569)	479	(31,356)
Provision (benefit) for income taxes	664	(5,885)	459	4,510
Net income (loss)	182	(52,684)	20	(35,866)
Net loss attributable to noncontrolling interest	(81)	(249)	(301)	(249)
Net income (loss) attributable to DXP Enterprises, Inc.	263	(52,435)	321	(35,617)
Preferred stock dividend	23	23	68	68
Net income (loss) attributable to common shareholders	$240	$(52,458)	$253	$(35,685)

Net income (loss)	$182	$(52,684)	$20	$(35,866)
Cumulative translation adjustment	(19)	(168)	(409)	4,603
Comprehensive income (loss)	$201	$(52,516)	$429	$(40,469)

Basic earnings (loss) per share attributable to DXP Enterprises, Inc.	$0.02	$(3.64)	$0.02	$(2.48)
Weighted average common shares outstanding	14,600	14,422	14,529	14,394
Diluted earnings (loss) per share attributable to DXP Enterprises, Inc.	$0.02	$(3.64)	$0.02	$(2.48)
Weighted average common shares and common equivalent shares outstanding	15,440	14,422	15,369	14,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$321	$(35,617)
Less net loss attributable to non-controlling interest	(301)	(249)
Net income (loss)	20	(35,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,070	9,008
Amortization of intangible assets	13,557	15,907
Impairment of goodwill and other intangibles	-	58,888
Bad debt expense	1,476	1,302
Amortization of debt issuance costs	673	881
Write off of debt issuance costs	967	-
Compensation expense for restricted stock	1,944	2,304
Tax loss related to vesting of restricted stock	619	33
Deferred income taxes	(121)	(8,104)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	9,965	48,212
Costs and estimated profits in excess of billings on uncompleted contracts	5,067	(497)
Inventories	5,818	8,558
Prepaid expenses and other assets	(608)	(1,389)
Trade accounts payable and accrued expenses	(8,798)	(22,550)
Billings in excess of costs and estimated profits on uncompleted contracts	(4,171)	(1,884)
Net cash provided by operating activities	35,478	74,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,843)	(11,719)
Proceeds from sale of property and equipment	1,198	-
Acquisitions of businesses, net of cash acquired	-	(15,501)
Equity method investment contribution, net of distributions	(3,214)	-
Net cash used in investing activities	(5,859)	(27,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	324,229	310,290
Principal payments on revolving line of credit and other long-term debt	(356,497)	(343,246)
Proceeds for the issuance of common shares, net of expenses	5,959	-
Debt issuance fees	(616)	(543)
Contributions from non-controlling interest owners	-	2,494
Loss for non-controlling interest owners, net of tax	(186)	-
Dividends paid	(68)	(68)
Purchase of treasury stock	-	(8,908)
Tax loss related to vesting of restricted stock	(619)	(33)
Net cash used in financing activities	(27,798)	(40,014)
EFFECT OF FOREIGN CURRENCY ON CASH	(85)	521
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,736	8,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,693	47
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,429	$8,137

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity (“VIE”). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated balance sheets as of December 31, 2015 (audited) and September 30, 2016 (unaudited), condensed consolidated statements of operations and comprehensive operations for the three and nine months ending September 30, 2015 and September 30, 2016 (unaudited), and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and September 30, 2016 (unaudited). All such adjustments represent normal recurring items.

In the third quarter of 2015, DXP became the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of September 30, 2016, the total assets of the VIE were approximately $5.2 million including approximately $4.9 million of property and equipment compared to $4.4 million of total assets and $2.9 million of property and equipment at September 30, 2015. DXP is the primary customer of the VIE. For the three months ended September 30, 2016 and 2015, consolidation of the VIE increased cost of sales by approximately $0.2 million and $0.7 million, respectively. For the nine months ended September 30, 2016 and 2015, consolidation of the VIE increased cost of sales by approximately $0.8 million and $0.7 million, respectively. The Company recognized a related income tax benefit of $50 thousand and $185 thousand, respectively, related to the VIE for the three and nine months ended September 30, 2016. The Company recognized a related income tax benefit of $130 thousand related to the VIE for the three and nine months ended September 30, 2015. At September 30, 2016, the owners of the 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP.

Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. During the first quarter of 2016, DXP invested $4.0 million in a related party equity method investment which is included in “Prepaid expenses and other current assets” due to its short-term nature. During the third quarter of 2016, the investment was reduced by $0.8 million of distributions received from the investment. A portion of the remaining interest in this investment is owned by the Company’s Chief Executive Officer.

All intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 3 – RISKS AND UNCERTAINTIES

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. We expect we will be able to comply with the financial covenants under our credit facility through and including June 30, 2017. Because the credit facility matures on March 31, 2018, and the financial covenants become more restrictive after June 30, 2017, we will need to amend our credit facility or obtain alternative financing including additional debt and/or equity during the next eighteen months. Such alternative financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to amend the Facility or to obtain alternative financing on attractive terms, if at all.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in ASU 2015-11 clarify the subsequent measurement of inventory requiring an entity to subsequently measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU applies only to inventory that is measured using the first-in, first-out (FIFO) or average cost method. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in ASU 2015-11 should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

NOTE 6 – INVENTORIES, NET

The carrying values of inventories are as follows (in thousands):

	September 30, 2016	December 31, 2015

Finished goods	$85,640	$94,524
Work in process	12,549	9,295
Inventories, net	$98,189	$103,819

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$24,441	$34,400
Estimated profits, thereon	8,189	13,119
Total	32,630	47,519
Less: billings to date	18,269	33,422
Net	$14,361	$14,097

Such amounts were included in the accompanying condensed consolidated balance sheets for 2016 and 2015 under the following captions (in thousands):

	September 30, 2016	December 31, 2015
Costs and estimated profits in excess of billings on uncompleted contracts	$16,836	$22,045
Billings in excess of costs and estimated profits on uncompleted contracts	(2,474)	(8,021)
Translation adjustment	(1)	73
Net	$14,361	$14,097

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment are as follows (in thousands):

	September 30, 2016	December 31, 2015

Land	$2,346	$2,386
Buildings and leasehold improvements	16,230	16,631
Furniture, fixtures and equipment	102,573	102,494
Less – Accumulated depreciation	(58,049)	(53,008)
Total property and equipment, net	$63,100	$68,503

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the nine months ended September 30, 2016 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2015	$197,362	$112,297	$309,659
Purchase price adjustment	(151)	-	(151)
Translation adjustment	-	922	922
Amortization	-	(13,557)	(13,557)
Balance as of September 30, 2016	$197,211	$99,662	$296,873

The following table presents the goodwill balance by reportable segment as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Service Centers	$164,093	$164,244
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$197,211	$197,362

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$196,079	$(96,716)	99,363	195,580	(83,741)	111,839
Non-compete agreements	1,843	(1,544)	299	1,815	(1,357)	458
Total	$197,922	$(98,260)	$99,662	$197,395	$(85,098)	$112,297

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Line of credit	$177,999	$172,147
Term loan	137,500	175,000
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	3,788	4,408
Less unamortized debt issuance costs	(1,022)	(2,046)
	318,265	349,509
Less: Current portion	(115,222)	(50,829)
Long-term debt less current maturities	$203,043	$298,680

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of August 6, 2015 (the “First Amendment”), that certain Second Amendment to the Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amendment”), that certain Third Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2016 (the “Third Amendment”), and that certain Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2016 (the “Fourth Amendment”), the “Facility”), amending and restating the Original Facility. Pursuant to the Facility, as of September 30, 2016, the lenders named therein provided to DXP a $137.5 million term loan and a $205 million revolving line of credit.  The Facility expires on March 31, 2018.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.  As of September 30, 2016, the aggregate principal amount of revolving loans outstanding under the facility was $178 million.

Amortization payments are required with respect to the Facility on the last business day of each fiscal quarter, payable at $12.5 million per quarter for the fiscal quarter periods ending September 30, 2016 through and including December 31, 2016, and payable at $15.625 million per quarter for the fiscal quarter periods ending March 31, 2017 and thereafter. On October 31, 2016, DXP prepaid the $12.5 million amortization payment due on December 31, 2016, and prepaid $12 million of the $15.625 million amortization payment due on March 31, 2017. See Note 18 for discussion of the subsequent events. The Fourth Amendment required additional term loan principal reductions of $17 million by December 31, 2016 and $14 million by March 31, 2017.  During October 2016, DXP paid the mandatory $17 million and $14 million principal reductions. At September 30 and October 31, 2016, the aggregate principal amount of term loans outstanding under the Facility was $137.5 million and $74.5 million, respectively.

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

•
Certain modifications were made to the pricing grid set forth in the Facility to increase the rate at which the Facility bears interest to a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 5.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 4.00%; provided, that drawings under the Permitted Overadvance Facility shall bear interest at a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 6.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 5.00%.

•	The maturity date of the Facility was modified from January 2, 2019 to March 31, 2018.
•
Additional mandatory prepayments were added in an amount equal to $30 million (including $17 million to be applied to the term loan) by December 31, 2016 and $25 million (including $14 million to be applied to the term loan) by March 31, 2017.  As of October 31, 2016, both of these mandatory prepayments have been paid.

•
The negative covenants were modified to reduce certain debt baskets, including for purchase money, capital lease and unsecured debt and to limit the ability of the Company to conduct asset sales in excess of $3.5 million without the consent of the Required Lenders.

•	A financial covenant holiday has been provided through June 30, 2017 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Ratio.
•	The minimum Asset Coverage Ratio was adjusted to .95 to 1.00 beginning June 30, 2016.
•	A minimum EBITDA and a capital expenditure covenant were added to the Facility.

On September 30, 2016, the LIBOR based rate in effect under the Facility was LIBOR plus 5.00% and the prime based rate of the Facility was prime plus 4.00%. At September 30, 2016, $315.5 million was borrowed under the Facility at a weighted average interest rate of approximately 5.65%.  At September 30, 2016, the Company had $20.2 million available for borrowing under the Facility.

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

NOTE 11 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plans approved by our shareholders (the “Restricted Stock Plans”), directors, consultants and employees were awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of September 30, 2016 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after the date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards was measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.

The following table provides certain information regarding the shares authorized and outstanding under the Restricted Stock Plans at September 30, 2016:

Number of shares authorized for grants	1,300,000
Number of shares granted	(981,752)
Number of shares forfeited	158,876
Number of shares expired from 2005 plan	(81,527)
Number of shares available for future grants	395,597
Weighted-average grant price of granted shares	$27.15

Changes in restricted stock for the nine months ended September 30, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2015	137,507	$54.58
Granted	108,553	$17.07
Forfeited	(15,000)	$91.56
Vested	(59,680)	$48.40
Non-vested at September 30, 2016	171,380	$29.74

Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2016 and 2015 was $1.9 million and $2.3 million, respectively. Related income tax losses recognized in earnings for the nine months ended September 30, 2016 were approximately $0.6 million. Unrecognized compensation expense under the Restricted Stock Plan at September 30, 2016 and December 31, 2015 was $3.9 million and $4.9 million, respectively. As of September 30, 2016, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 19.1 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Weighted average shares outstanding	14,600	14,422	14,529	14,394
Net income (loss) attributable to DXP Enterprises, Inc.	$263	$(52,435)	$321	$(35,617)
Convertible preferred stock dividend	23	23	68	68
Net income (loss) attributable to common shareholders	$240	$(52,458)	$253	$(35,685)
Per share amount	$0.02	$(3.64)	$0.02	$(2.48)

Diluted:
Weighted average shares outstanding	14,600	14,422	14,529	14,394
Assumed conversion of convertible preferred stock	840	-	840	-
Total dilutive shares	15,440	14,422	15,369	14,394
Net income (loss) attributable to common shareholders	$240	$(52,458)	$253	$(35,685)
Convertible preferred stock dividend	(23)	-	(68)	-
Net income (loss) attributable to DXP Enterprises, Inc. for diluted earnings per share	$263	$(52,458)	$321	$(35,685)
Per share amount	$0.02	$(3.64)	$0.02	$(2.48)

NOTE 13 - BUSINESS ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of our acquisitions with the operations of DXP and any intangible assets that do not qualify for separate recognition, such as the assembled workforce.

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

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC (“Cortech”) to expand DXP’s rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under the Facility as well as by issuing $4.4 million (148.8 thousand shares) of DXP common stock. Estimated goodwill of $8.7 million and intangible assets of $5.2 million were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment. Approximately $4.5 million of the goodwill and intangible assets are not deductible for tax purposes.

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

For the three months ended September 30, 2016, businesses acquired during 2015 contributed sales of $5.4 million and a loss before taxes of approximately $0.8 million.

For the nine months ended September 30, 2016, businesses acquired during 2015 contributed sales of $18.4 million and a loss before taxes of approximately $1.2 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2015 in connection with the acquisitions described above (in thousands):

	2015
	TSI	Cortech
Accounts receivable	442	2,444
Inventory	475	1,243
Property & equipment	42	253
Goodwill and intangibles	4,929	13,897
Other assets	100	21
Assets acquired	5,988	17,858
Current liabilities assumed	(335)	(2,610)
Non-current liabilities assumed	(653)	(349)
Net assets acquired	$5,000	$14,899

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2016 and 2015, assuming the acquisition of businesses completed in 2015 were consummated as of January 1, 2015, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$230,025	$306,924	$739,801	$984,247
Net income (loss) attributable to DXP Enterprises, Inc.	$263	$(52,435)	$321	$(34,551)
Per share data attributable to DXP Enterprises, Inc.
Earnings (loss) per share:
Basic earnings (loss)	$0.02	$(3.62)	$0.02	$(2.41)
Diluted earnings (loss)	$0.02	$(3.62)	$0.02	$(2.41)

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

The following table sets out financial information related to the Company’s segments (in thousands):

	For the Three Months Ended September 30,
	2016				2015
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$152,018	$39,830	$38,177	$230,025	$199,306	$61,458	$42,316	$303,080
Amortization	2,292	1,956	271	4,519	2,627	2,097	516	5,240
Income (loss) from operations	11,053	(326)	3,658	14,385	15,330	4,042	3,305	22,677
Income from operations, excluding amortization	$13,345	$1,630	$3,929	$18,904	$17,957	$6,139	$3,821	$27,917

	For the Nine Months Ended September 30,
	2016				2015
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$481,352	$141,614	$116,835	$739,801	$639,212	$202,627	$126,523	$968,362
Amortization	6,871	5,874	812	13,557	7,988	6,312	1,607	15,907
Income from operations	28,608	1,549	10,799	40,956	53,955	14,365	9,228	77,548
Income from operations, excluding amortization	$35,479	$7,423	$11,611	$54,513	$61,943	$20,677	$10,835	$93,445

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income for reportable segments, excluding amortization	$18,904	$27,917	$54,513	$93,455
Adjustment for:
B27 settlement	-	7,348	-	7,348
Impairment	-	58,888	-	58,888
Amortization of intangible assets	4,519	5,240	13,557	15,907
Corporate expense	9,452	12,053	29,176	34,830
Income (loss) from operations	4,933	(55,612)	11,780	(23,518)
Interest expense	4,338	2,630	11,698	7,905
Other expense (income), net	(251)	327	(397)	(67)
Income (loss) before income taxes	$846	$(58,569)	$479	$(31,356)

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

NOTE 16 – SALES OF COMMON STOCK

On August 24, 2016, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement, commonly referred to as a “shelf registration,” whereby the Company registered shares of common stock. In September 2016, pursuant to this registration statement, the Company issued 238,858 shares of common stock at a weighted average price of $26.38 per share. Net proceeds were approximately $6.0 million.

On October 31, 2016, the Company closed on the sale of 2,484,000 shares of stock for total net proceeds of $46.2 million after expenses. These proceeds were used to pay down debt obligations.

NOTE 17 – SHARE REPURCHASES

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. During the first quarter of 2015, DXP purchased 191,420 shares for $8.9 million under this authorization, leaving 208,580 shares still authorized as of September 30, 2016.

NOTE 18 - SUBSEQUENT EVENTS

On October 3, 2016, the Company sold Vertex Corporate Holdings, Inc. for approximately $31 million in cash. The sale is a non-core business divestiture for DXP, and the proceeds were primarily used to pay down debt obligations. See Note 10 for discussion of long-term debt.

On October 31, 2016, the Company closed on the sale of 2,484,000 shares of stock for total net proceeds of $46.2 million after expenses. These proceeds were used to pay down debt obligations. See Note 10 for discussion of long-term debt.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) for the three and nine months ended September 30, 2016 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated in this Quarterly Report on Form 10-Q by reference, and the financial statements and notes thereto included in our annual and quarterly reports. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “would”, “suspect”, “potential”, “current”, “achieve”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include our ability to satisfy our debt covenants under our credit facility, our ability to refinance our debt on acceptable terms, the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended September 30,				Nine Months September 30,
	2016	%	2015	%	2016	%	2015	%
Sales	$230,025	100.0%	$303,080	100.0%	$739,801	100.0%	$968,362	100.0%
Cost of sales	166,205	72.3%	217,374	71.7%	535,560	72.4%	693,308	71.6%
Gross profit	63,820	27.7%	85,706	28.3%	204,241	27.6%	275,054	28.4%
Selling, general and administrative expense	58,887	25.6%	75,802	24.8%	192,461	26.0%	232,336	24.0%
Impairment of goodwill and other intangible			58,888	19.4%			58,888	6.1%
B27 settlement			7,348	2.4%			7,348	0.8%
Income (loss) from operations	4,933	2.1%	(55,612)	-18.3%	11,780	1.6%	(23,518)	-2.4%
Other expense (income), net	(251)	-0.1%	327	0.1%	(397)	-0.1%	(67)	0.0%
Interest expense	4,338	1.9%	2,630	0.9%	11,698	1.6%	7,905	0.8%
Income (loss) before taxes	846	0.4%	(58,569)	-19.3%	479	0.1%	(31,356)	-3.2%
Provision for income taxes	664	0.3%	(5,885)	-2.1%	459	0.1%	4,510	0.4%
Net income (loss)	182	0.0%	(52,684)	-17.2%	20	0.0%	(35,866)	-3.6%
Net loss attributable to noncontrolling interest	(81)	0.0%	(249)	-.01%	(301)	0.0%	(249)	0.0%
Net income (loss) attributable to DXP Enterprises, Inc.	$263	0.1%	$(52,435)	-17.1%	$321	0.0%	$(35,617)	-3.6%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings (loss) per share	$0.02		$(3.64)		$0.02		$(2.48)
Diluted earnings (loss) per share	$0.02		$(3.64)		$0.02		$(2.48)

DXP is organized into three business segments: Service Centers (SC), Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). The Service Centers are engaged in providing maintenance, repair and operating (MRO) products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment provides a wide range of MRO products and manages all or part of our customer’s supply chain, including inventory. The IPS segment fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps and manufactures branded private label pumps. Over 90% of DXP’s revenues represent sales of products.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

SALES. Sales for the three months ended September 30, 2016 decreased $73.1 million, or 24.1%, to approximately $230.0 million from $303.1 million for the prior corresponding period. Sales by an acquired business during 2015 accounted for $3.0 million of the third quarter 2016 sales. Excluding third quarter 2016 sales from an acquired business, on a same store sales basis, sales for the third quarter in 2016 decreased by $76.1 million, or 25.1% from the prior corresponding period. This same store sales decrease is the result of decreases in our Service Center, IPS and SCS segments of $50.3 million, $21.6 million and $4.2 million, respectively, on a same store sales basis. These declines are explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2016 decreased by approximately 55 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 60 basis points. The decline in the same store gross profit percentage is the result of an approximate 435 basis point decline in the gross profit percentage in our IPS segment, which was partially offset by an increase of approximately 140 basis points in the gross profit percentage of our SCS segment. These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended September 30, 2016 decreased by approximately $16.2 million, or 21.6%, to $58.9 million from $75.1 million for the prior corresponding period. SG&A expense from an acquired business accounted for $1.1 million of the third quarter amount. Excluding third quarter expenses from an acquired business, on a same store sales basis, SG&A for the quarter decreased by $17.3 million, or 23.0%. The overall decline in SG&A, on a same store sales basis, is partially the result of a $12.6 million decrease in payroll, incentive compensation, payroll taxes and 401(k) expenses due to headcount and salary reductions. As a result of the headcount reductions and additional cost containment measures, meals and entertainment, travel, and vehicle expenses decreased by $1.8 million. Additionally, same store sales amortization expense declined by $0.9 million and legal expenses decreased by $0.9 million as a result of resolving the B27 working capital dispute and a dispute with ITT Goulds. The remaining decline in SG&A expense for the third quarter of 2016 is consistent with the decrease in sales. As a percentage of sales, the third quarter 2016 expense, on a same store sales basis, increased approximately 65 basis points to 25.4%, from 24.8% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage decrease in sales exceeding the percentage decline in SG&A.

OPERATING INCOME. Excluding the 2015 impairment expense of $58.9 million and the 2015 B27 settlement expense of $7.3 million, operating income for the third quarter of 2016 decreased $5.7 million, to $4.9 million, from $10.6 million for the prior corresponding period. A business acquired in 2015 accounted for $0.2 million of the decrease. On a same store sales basis, operating income for the third quarter of 2016 decreased $5.5 million. This decrease in operating income, on a same store basis, is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the third quarter of 2016 increased 64.9% from the prior corresponding period as a result of increased interest rates.

INCOME TAXES. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective tax rate for the third quarter of 2016 increased to 78.5%, from 10.1% in the prior corresponding period, primarily as a result of the combination of near break-even income for 2016, state taxes and permanent differences.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $47.3 million, or 23.7% for the third quarter of 2016 compared to the prior corresponding period. Excluding third quarter 2016 Service Centers segment sales from an acquired business of $3.0 million, Service Centers segment sales for the third quarter in 2016 decreased $50.3 million, or 25.2% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of rotating equipment, bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the third quarter of 2016, this decreased level of sales to the upstream oil and gas industry would be expected to continue during the remainder of 2016. As a percentage of sales, the third quarter gross profit percentage for the Service Centers remained flat compared to the prior corresponding period. Excluding amortization, operating income for the Service Centers segment decreased $4.6 million, or 25.7%. On a same store sales basis, operating income for the Service Centers segment decreased 25.9%.  The decline in operating income is primarily the result of the decline in sales and gross profit percentage discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $21.6 million, or 35.2% for the third quarter of 2016 compared to the prior corresponding period. This decrease was primarily the result of a decline in the capital spending by oil and gas producers and related businesses stemming from the decline in the price of oil. This decreased level of IPS sales could continue during the remainder of 2016 if crude oil and natural gas prices remain at or below prices experienced during the third quarter of 2016. As a percentage of sales, the third quarter gross profit percentage for the IPS segment decreased approximately 435 basis points from the prior corresponding period. The decreased gross profit as a percentage of sales for the IPS segment is the result of competitive pressures resulting in lower margin jobs and unabsorbed manufacturing and fabrication overhead. Gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Excluding amortization, operating income for the IPS segment decreased $4.5 million primarily as a result of the decrease in sales and gross profit margins discussed above.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $4.1 million, or 9.8%, for the third quarter of 2016 compared to the prior corresponding period. The decrease in sales is primarily related to decreased sales to customers in the oil and gas and trucking industries, which were partially offset by increased sales to customers engaged in aircraft components manufacturing and mining. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in capital spending by oil and gas companies operating in the U.S. and Canada. Gross profit as a percentage of sales increased approximately 140 basis points compared to the prior corresponding period primarily as a result of decreased sales of lower margin products to oil and gas and trucking related customers. Excluding amortization, operating income for the SCS segment increased 2.8% primarily as a result of the 140 basis point increase in gross profit as a percentage of sales.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

SALES. Sales for the nine months ended September 30, 2016 decreased $228.6 million, or 23.6%, to approximately $739.8 million from $968.4 million for the prior corresponding period. Sales by businesses acquired in 2015 accounted for $15.1 million of the 2016 sales. Excluding 2016 sales from acquired businesses, on a same store sales basis, sales for the nine months ended September 30, 2016 decreased by $243.7 million, or 25.2%, from the prior corresponding period. This sales decrease is the result of decreases in our Service Center, IPS and SCS segments of $173.0 million, $61.0 million and $9.7 million, respectively, on a same store sales basis. These variances are explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2016 decreased by approximately 80 basis points compared with the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales for the nine months ended September 30, 2016 decreased by approximately 85 basis points compared with the prior corresponding period. This decline is primarily the result of an approximate 265 basis point decline in the gross profit percentage for our IPS segment and an approximate 60 basis point decline in the gross profit percentage of our Service Centers segment. These declines were partially offset by an approximate 155 basis point increase in the gross profit percentage of the SCS segment. All of the fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A for the nine months ended September 30, 2016 decreased by approximately $39.8 million, or 17.1%, to $192.5 million from $232.3 million for the prior corresponding period. SG&A from business acquired accounted for $5.2 million of the expense. Excluding expenses from acquired businesses, on a same store sales basis, SG&A year-to-date decreased by $45.0 million, or 19.4%. The overall decline in SG&A, on a same store sales basis, is partially the result of a $29.2 million decrease in payroll, incentive compensation, payroll taxes and 401(k) expenses due to headcount and salary reductions. As a result of the headcount reductions and additional cost containment measures, meals and entertainment, travel, and vehicle expenses decreased by $3.7 million. Additionally, same store sales amortization expense declined by $3.0 million and legal expenses decreased by $1.4 million as a result of resolving the B27 working capital dispute and a dispute with ITT Goulds. The remaining decline in SG&A expense for the nine months ended September 30, 2016 is consistent with the decrease in sales. As a percentage of sales, the year-to-date 2016 expense, on a same store sales basis, increased to 25.8%, from 24.0% for the prior corresponding period as a result of the percentage decrease in sales discussed above exceeding the percentage decrease in SG&A.

OPERATING INCOME. Excluding the 2015 impairment expense of $58.9 million and the 2015 B27 settlement expense of $7.3 million, operating income for the first nine months of 2016 decreased $30.9 million, or 72.4% compared to the prior corresponding period. Operating loss from acquired businesses increased the decline in operating income by $0.6 million. Excluding operating loss from acquired businesses, on a same store sales basis, operating income decreased $30.3 million, or 71.0% from the prior corresponding period. This decrease in operating income is primarily related to the decline in sales and gross profit discussed above.

INTEREST EXPENSE. Interest expense for the first nine months of 2016 increased 48.0% from the prior corresponding period primarily as a result of increased interest rates.

INCOME TAXES. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective tax rate for the first nine months of 2016 increased to 95.8%, from 14.4% in the prior  corresponding period, primarily as a result of the combination of near break-even income, state taxes and permanent differences.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $157.9 million, or 24.7%, for the first nine months of 2016 compared to the prior corresponding period. Excluding year-to-date 2016 Service Centers segment sales from acquired businesses of $15.1 million, Service Centers segment sales for the first nine months in 2016 decreased $173.0 million, or 27.1% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of rotating equipment, bearings, metal working products and safety services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices remain at, or below, prices experienced during the first nine months of 2016, this declining level of sales to the upstream oil and gas industry would be expected to continue during the remainder of 2016. Gross profit as a percentage of sales, on a same store sales basis, decreased approximately 60 basis points as a result of declines in sales of higher margin pumps, metal working products and safety services. Excluding amortization, operating income for the Service Centers segment decreased $26.5 million, or 42.7%. Excluding year-to-date Service Centers segment operating income before amortization expense from acquired businesses of $0.4 million, Service Centers segment operating income before amortization for the first nine months in 2016 decreased by $26.8 million, or 43.3% primarily as a result of the decrease in sales and gross profit percentage discussed above.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $61.0 million, or 30.1%, for the first nine months of 2016 compared to the prior corresponding period. The sales decrease primarily resulted from a decrease in capital spending by our oil and gas related customers. Excluding amortization, operating income for the IPS segment decreased by $13.3 million, or 42.7%, primarily as a result of the 30.1% decrease in sales as well as an approximate 265 basis point decline in gross profit percentage. The decreased gross profit as a percentage of sales for the IPS segment is the result of competitive pressures resulting in lower margin jobs and unabsorbed manufacturing and fabrication overhead. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment decreased by $9.7 million, or 7.7%, for the first nine months of 2016 compared to the prior corresponding period. The decrease in sales is primarily related to decreased sales to customers in the oil and gas and trucking industries, which were partially offset by increased sales to customers engaged in aircraft components manufacturing and mining. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in capital spending by oil and gas companies operating in the U.S. and Canada. Excluding amortization, operating income for the SCS segment increased 7.2% primarily as a result of an approximate 155 basis point increase in gross profit percentage when compared to the first nine months of 2015. The increase in gross profit percentage is primarily due to decreased sales of lower margin products to oil and gas and trucking related customers.

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

For the three months ended September 30, 2016, businesses acquired during 2015 contributed sales of $5.4 million and a loss before taxes of approximately $0.8 million.

For the nine months ended September 30, 2016, businesses acquired during 2015 contributed sales of $18.4 million and a loss before taxes of approximately $1.2 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2015 in connection with the acquisitions described above (in thousands):

	2015
	TSI	Cortech
Accounts receivable	442	2,444
Inventory	475	1,243
Property & equipment	42	253
Goodwill and intangibles	4,929	13,897
Other assets	100	21
Assets acquired	5,988	17,858
Current liabilities assumed	(335)	(2,610)
Non-current liabilities assumed	(653)	(349)
Net assets acquired	$5,000	$14,899

The pro forma unaudited results of operations for the Company on a consolidated basis for the three and nine months ended September 30, 2016 and 2015, assuming the acquisition of businesses completed in 2015 were consummated as of January 1, 2015, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$230,025	$306,924	$739,801	$984,247
Net income (loss) attributable to DXP Enterprises, Inc.	$263	$(52,435)	$321	$(34,551)
Per share data attributable to DXP Enterprises, Inc.
Earnings (loss) per share:
Basic earnings (loss)	$0.02	$(3.62)	$0.02	$(2.41)
Diluted earnings (loss)	$0.02	$(3.62)	$0.02	$(2.41)

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

The Company generated $35.5 million of cash in operating activities during the nine months ended September 30, 2016 compared to $74.8 million during the prior corresponding period. The decrease between the two periods was primarily driven by reduced earnings and a $38.2 million smaller reduction in accounts receivable in the 2016 period compared to the 2015 period. The smaller decline in accounts receivable resulted from the smaller decrease in sales from the third quarter of 2016 versus the fourth quarter 2015 compared to the decline in sales in the third quarter of 2015 versus the fourth quarter of 2014.

During the nine months ended September 30, 2016, the amount available to be borrowed under our credit facility increased from $19.8 million at December 31, 2015, to $20.2 million at September 30, 2016. This increase in availability is a result of the decrease in the credit facility outstanding balance, combined with the reduction to the minimum Asset Coverage Ratio beginning June 30, 2016. We expect that we will be able to comply with the financial covenants in our credit facility through and including June 30, 2017. Because the credit facility matures on March 31, 2018 and the financial covenants become more restrictive after June 30, 2017, we will need to amend our credit facility or obtain alternative financing during the next eighteen months. If such an amendment or alternate financing is not obtained during the next eighteen months, then we believe that the liquidity of our balance sheet and credit facility may not provide us with the ability to meet our working capital needs, scheduled principal payments, capital expenditures and Series B convertible preferred stock dividend payments.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of August 6, 2015 (the “First Amendment”), that certain Second Amendment to the Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amendment”), that certain Third Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2016 (the “Third Amendment”), and that certain Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2016 (the “Fourth Amendment” and as so amended, the “Facility”), amending and restating the Original Facility. Pursuant to the Facility, as of September 30, 2016, the lenders named therein provided to DXP a $137.5 million term loan and a $205 million revolving line of credit.  The Facility expires on March 31, 2018.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.  As of September 30, 2016, the aggregate principal amount of revolving loans outstanding under the facility was $178 million.

Amortization payments are required with respect to the Facility on the last business day of each fiscal quarter, payable at $12.5 million per quarter for the fiscal quarter periods ending September 30, 2016 through and including December 31, 2016, and payable at $15.625 million per quarter for the fiscal quarter periods ending March 31, 2017 and thereafter. On October 31, 2016, DXP prepaid the $12.5 million amortization payment due on December 31, 2016, and prepaid $12 million of the $15.625 million amortization payment due on March 31, 2017. The Fourth Amendment required additional term loan principal reductions of $17 million by December 31, 2016 and $14 million by March 31, 2017.  During October, 2015 DXP paid the mandatory $17 million and $14 million principal reductions.  At September 30 and October 31, 2016, the aggregate principal amount of term loans outstanding under the Facility was $137.5 million and $74.5 million, respectively.

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

•
Certain modifications were made to the pricing grid set forth in the Facility to increase the rate at which the Facility bears interest to a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 5.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 4.00%; provided, that drawings under the Permitted Overadvance Facility shall bear interest at a rate equal to LIBOR (or CDOR for Canadian dollar loans) plus 6.00% and Base Rate (or Canadian Base Rate for Canadian dollar loans) plus 5.00%.

•	The maturity date of the Facility was modified from January 2, 2019 to March 31, 2018.

•
Additional mandatory prepayments were added in an amount equal to $30 million (including $17 million to be applied to the term loan) by December 31, 2016 and $25 million (including $14 million to be applied to the term loan) by March 31, 2017. As of October 31, 2016, both of these mandatory prepayments have been paid.

•
The negative covenants were modified to reduce certain debt baskets, including for purchase money, capital lease and unsecured debt and to limit the ability of the Company to conduct asset sales in excess of $3.5 million without the consent of the Required Lenders.

•	A financial covenant holiday has been provided through June 30, 2017 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Ratio.
•	The minimum Asset Coverage Ratio was adjusted to .95 to 1.00 beginning June 30, 2016.
•	A minimum EBITDA and capital expenditure covenant were added to the Facility.

On September 30, 2016, the LIBOR based rate in effect under the Facility was LIBOR plus 5.0% and the prime based rate of the Facility was prime plus 4.0%. At September 30, 2016, $315.5 million was borrowed under the Facility at a weighted average interest rate of approximately 5.65%. At September 30, 2016, the Company had $20.2 million available for borrowing under the Facility.

Commitment fees of 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the condensed consolidated statements of operations.

The Facility’s principal financial covenants, pursuant to the Fourth Amendment, included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not to exceed 3.50 to 1.00 from July 1, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on January 1, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At September 30, 2016, the Company’s Leverage Ratio was 6.14 to 1.00, but the Facility does not require compliance with a Consolidated Leverage Ratio from June 30, 2016 through June 30, 2017.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.00 from July 1, 2017 and thereafter, with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At September 30, 2016, the Company's Consolidated Fixed Charge Coverage Ratio was 0.67 to 1.00, but the Facility does not require compliance with a Consolidated Fixed Charge Coverage Ratio from June 30, 2016 through June 30, 2017.

Asset Coverage Ratio – The Facility requires that the Asset Coverage Ratio at any time be not less than 0.95 to 1.00 from June 30, 2016 and thereafter, with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date and excluding the Permitted Overadvance Facility. At September 30, 2016, the Company's Asset Coverage Ratio was 1.05 to 1.00.

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

The following table sets forth the computation of the Consolidated Leverage Ratio as of September 30, 2016 (in thousands, except for ratios):

For the Twelve Months ended September 30, 2016

Loss before taxes	$(7,085)
Loss attributable to noncontrolling interest	919
Interest expense	14,725
Depreciation and amortization	30,955
Impairment of goodwill and other intangibles	9,847
Stock compensation expense	2,613
(A) Defined EBITDA	$51,974
As of September 30, 2016
Total long-term debt, including current maturities	$318,265
Unamortized debt issuance costs	1,022
(B) Defined indebtedness	$319,287
Consolidated Leverage Ratio (B)/(A)	6.14

The following table sets forth the computation of the Consolidated Fixed Charge Coverage Ratio as of September 30, 2016 (in thousands, except for ratios):

For the Twelve Months ended September 30, 2016

Defined EBITDA	$51,974
Cash paid for income taxes	5,461
Capital expenditures	6,116
(A) Defined EBITDA minus capital expenditures & cash income taxes	$40,397
Cash interest payments	$12,754
Dividends	90
Scheduled principal payments	47,699
(B) Fixed charges	$60,543
Consolidated Fixed Charge Coverage Ratio (A)/(B)	0.67

The following table sets forth the computation of the Asset Coverage Ratio as of September 30, 2016 (in thousands, except for ratios):

Accounts receivable (net), valued at 85% of gross	$130,009
Inventory, valued at 65% of gross	63,823
Aggregate outstandings	$193,832

Credit facility outstanding balance	$177,999
Outstanding letters of credit	5,810
$183,809
Asset Coverage Ratio	1.05

Borrowings (in thousands):

	September 30, 2016		December 31, 2015		Increase (Decrease)
Current maturities of long-term debt	$115,222	(2)	$50,829		$64,393
Long-term debt, less unamortized debt issuance costs	203,043		298,680		(95,637)
Total long-term debt	$318,265		$349,509		$(31,244)
Amount available	$20,225	(1)	$19,754	(1)	$471

(1)
Represents amount available to be borrowed at the indicated date under the Facility under the most restrictive covenant. The increase in the amount available to be borrowed is the result of paying down debt in 2016 combined with the reduction to the minimum Asset Coverage Ratio beginning June 30, 2016.

(2)
Th\e increase in short-term debt is due to mandatory prepayments under the Fourth Amendment to the Facility and increased scheduled principal payments.  The $55 million of mandatory prepayments and $24.5 million of scheduled principal payments were prepaid during October 2016.

Performance Metrics (in days):

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)

Days of sales outstanding	65.4	60.1	5.3
Inventory turns	6.7	8.0	(1.3)

Accounts receivable days of sales outstanding were 65.4 days at September 30, 2016 compared to 60.1 days at September 30, 2015. The 5.3 days increase was primarily due to slower payment times by oil and gas customers. Inventory turns were 6.7 times at September 30, 2016 compared to 8.0 times at September 30, 2015. The decrease is primarily related to our 2016 organic sales decline, which resulted in sales decreasing faster than inventory decreased.

Funding Commitments

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. We expect we will be able to comply with the financial covenants under the Facility through and including June 30, 2017. Because the credit facility matures on March 31, 2018, and the financial covenants become more restrictive after June 30, 2017, we will need to amend the Facility, or obtain alternative financing including additional debt and/or equity during the next eighteen months. Such alternative financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. We may not be able to amend the Facility or to obtain alternative financing on attractive terms, if at all.

Sales of Common Stock

During September 2016, the Company sold 238,858 shares of common stock at a weighted average price of $26.38 per share through a Form S-3 Registration Statement. Net proceeds were approximately $6.0 million and were used to pay down debt obligations.

On October 31, 2016, the Company closed on the sale of 2,484,000 shares of stock for total net proceeds of $46.2 million after expenses. These proceeds were used to pay down debt obligations.

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in the open market or in privately negotiated transactions. DXP has purchased 191,420 shares for $8.9 million under this authorization as of September 30, 2016. No shares were purchased during 2016.

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

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity (“VIE”). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of results expected for the full fiscal year.

In the third quarter of 2015, DXP became the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of September 30, 2016, the total assets of the VIE were approximately $5.2 million including approximately $4.9 million of property and equipment compared to $4.4 million of total assets and $2.9 million of property and equipment at September 30, 2015. DXP is the primary customer of the VIE. For the three months ended September 30, 2016 and 2015, consolidation of the VIE increased cost of sales by approximately $0.2 million and $0.7 million, respectively. For the nine months ended September 30, 2016 and 2015, consolidation of the VIE increased cost of sales by approximately $0.8 million and $0.7 million, respectively. The Company recognized a related income tax benefit of $50 thousand and $185 thousand, respectively, related to the VIE for the three and nine months ended September 30, 2016. The Company recognized a related income tax benefit of $130 thousand related to the VIE for the three and nine months ended September 30, 2015. At September 30, 2016, the owners of the 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP.

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

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2016 and 2015, a 100 basis point change in interest rates would result in approximately a $3.2 million and a $3.8 million change in annual interest expense, respectively. The decrease from 2015 is primarily the result of paying down debt during 2015 and 2016.

ITEM 4:	CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for income taxes, including the timely preparation of the income tax provision and schedules supporting the related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would allow for an effective review to identify a material misstatement. This control deficiency resulted in potential adjustments to deferred tax assets and liabilities, income taxes payable and income tax expense accounts in the Company’s consolidated financial statements for the nine months ended September 30, 2016. This control deficiency could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plans

During the nine months ended September 30, 2016, as part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and are implementing measures designed to improve our financial statement closing process and enhance certain internal controls, processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and address specific control deficiencies which contributed to the material weakness discussed above. As a result of these efforts, the Company believes it has made progress as of September 30, 2016 toward remediating the underlying causes of the material weakness. Specifically, the Company has undertaken the following steps to remediate the deficiencies underlying this material weakness:

•	We augmented our tax accounting resources by engaging third party professionals to strengthen tax accounting review procedures in significant jurisdictions;
•	We developed and implemented enhanced policies and procedures relating to account reconciliations and analysis;
•	We are implementing close procedures at an interim period to allow for more timely and increased oversight by our management of the calculation and reporting of certain tax balances; and
•	We are reassessing the design of our tax review controls to identify areas where enhanced precision will help detect and prevent material misstatements.

We are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue its efforts to implement and test the new controls in order to make this final determination.

Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company desires to add the following risk factors to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

A further deterioration in the oil and gas sector or other circumstances may negatively impact our business and results of operations and thus hinder our ability to comply with financial covenants under our credit facility, including the Consolidated EBITDA financial covenant.

A further deterioration of the oil and gas sector or other circumstances that reduce our earnings may hinder our ability to comply with certain financial covenants under our credit facility. Specifically, compliance with the Consolidated EBITDA covenant depends on our ability to maintain net income and prevent losses. There can be no assurance that in the future the Company will be able to comply with the covenants or, if it is not able to do so, that its lenders will be willing to waive such non-compliance or further amend such covenants. If it is unable to comply with its financial covenants or obtain a waiver or amendment of those covenants or obtain alternative financing, the Company’s business and financial condition would be adversely affected.

We likely will need to amend our credit facility or obtain alternative financing during the next eighteen months.

Because our credit facility, as amended by the Fourth Amendment, matures on March 31, 2018, and the financial covenants become more restrictive after June 30, 2017, we will need to amend our credit facility or obtain alternative financing including additional debt and/or equity during the next eighteen months. Such alternative financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. Our ability to amend the credit facility or to obtain alternative financing on attractive terms, if at all, may be affected by our recent difficulty meeting the financial covenants in the credit facility and will depend in part on prevailing economic conditions and other factors, including factors beyond the Company’s control.

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

10.1
Fourth Amendment to Restated Credit Agreement dated as of August 15, 2016 by and among DXP Enterprises, Inc., Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period June 30, 2016, filed with the Commission on August 15, 2016).

10.2
DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period June 30, 2016, filed with the Commission on August 15, 2016).

10.3
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period June 30, 2016, filed with the Commission on August 15, 2016).

10.4
Third Amendment to Restated Credit Agreement dated as of May 12, 2016 by and among DXP Enterprises, Inc., Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2016, filed with the Commission on May 13, 2016).

10.5
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

10.6
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

10.7
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

Dated: November 14, 2016