Form 10-K
period 2016-12-31
DXP ENTERPRISES INC
filed 2017-03-31
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2016: $191,050,521

Number of shares of registrant's Common Stock outstanding as of March 31, 2017: 17,348,663.

Documents incorporated by reference: Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2017 are incorporated by reference into Part III hereof.

DESCRIPTION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “plans”, or “anticipates”, or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, our success in remediating our internal control weaknesses, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, and our ability to obtain financing on favorable terms or amend our credit facility as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1.	Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc., founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to energy and industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services and Innovative Pumping Solutions. Sales, operating income, and other financial information for 2014, 2015 and 2016, and identifiable assets at the close of such years for our business segments are presented in Note 17 of the Notes to Consolidated Financial Statements “financial statements” in Item 8 of this Report.

Our total sales have increased from $125 million in 1996 to $962 million in 2016 through a combination of internal growth and business acquisitions. At December 31, 2016 we operated from 178 locations in thirty-four states in the U.S., nine provinces in Canada, Dubai and one state in Mexico, serving more than 50,000 customers engaged in a variety of industrial end markets. We have grown sales and profitability by adding additional products, services, locations and becoming customer driven experts in maintenance, repair and operating solutions.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2015 sales as reported by Industrial Distribution magazine, we were the 19th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

•
Customized Integrated Service. As industrial customers focus on their core manufacturing or other production competencies, they increasingly demand customized integration services, consisting of value-added traditional distribution, supply chain services, modular equipment and repair and maintenance services.

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

Business Segments

The Company is organized into three business segments: Service Centers (SC), Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. The following table sets forth DXP’s sales recognition by business segments as of December 31, 2016.  See Results of Operations under Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” for further information on our segments’ financial results.

Segment	2016 Sales (in thousands)	% of Sales	End-Markets	Locations	Employees
SC	$ 621,007	64.6%	Oil & Gas, Food & Beverage, General Industrial, Chemical & Petrochemical, Transportation	162 service centers 5 distribution centers	1,431

SCS	$ 153,961	16.0%	Oil & Gas Food & Beverage, Mining & Transportation	67 customer facilities	269

IPS	$ 187,124	19.4%	Oil & Gas Mining Utilities	11 fabrication facilities	524

Service Centers

The Service Centers are engaged in providing MRO products, equipment and integrated services, including technical expertise and logistics capabilities, to energy and industrial customers with the ability to provide same day delivery. We offer our customers a single source of supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from manufacturers. As a first-tier distributor, we are able to reduce our customers' costs and improve efficiencies in the supply chain. We offer a wide range of industrial MRO products, equipment and integrated services through a continuum of customized and efficient MRO solutions. We also provide services such as field safety supervision, in-house and field repair and predictive maintenance.

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2016, our Service Centers’ products and services were distributed from 162 service centers and 5 distribution centers.

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

The Service Centers segment’s long-lived assets are located in the United States, Canada, Dubai and Mexico. Approximately 11.8% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Conducting Business in Foreign Countries.”

At December 31, 2016, the Service Centers segment had approximately 1,431 employees, all of whom were full-time.

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

At December 31, 2016, the Supply Chain Services segment operated supply chain installations in 67 of our customers’ facilities.

Virtually all of the SCS segment’s long-lived assets are in the U.S. Approximately 1.2% of the SCS segment’s 2016 revenues were recognized in Canada and 98.8% were in the U.S.

At December 31, 2016, the Supply Chain Services segment had approximately 269 employees, all of whom were full-time.

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

At December 31, 2016, the Innovative Pumping Solutions segment operated out of 11 facilities, 9 of which are located in the United States and two in Canada.

Approximately 3.7% of the IPS segment’s long-lived assets are located in Canada and the remainder were located in the U.S. Approximately 7.0% of the IPS segment’s 2016 revenues were recognized in Canada and 93% were in the U.S.

At December 31, 2016, the IPS segment had approximately 524 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $68.8 million and $85.5 million at December 31, 2016 and 2015, respectively.

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

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 33 acquisitions across our three business segments. Below is a summary of recent acquisitions since the beginning of 2012.

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

On May 1, 2012, DXP completed the acquisition of Industrial Paramedic Services, Ltd. (“Industrial Paramedic Services”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. Industrial Paramedic Services is a provider of industrial medical and safety services to industrial customers operating in remote locations and large facilities in western Canada. DXP acquired this business to expand DXP's geographic presence into Canada and to expand our safety services offering. Industrial Paramedic Services is headquartered in Calgary, Alberta and operates out of three locations. The $25.3 million purchase price was financed with $20.6 million of borrowings under DXP's then-existing credit facility, $2.5 million of promissory notes bearing a 5% interest rate and 19,685 shares of DXP common stock.

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

On January 2, 2014, the Company acquired all of the equity securities and units of B27, LLC (“B27”). DXP acquired this business to expand DXP’s pump packaging offering. The total transaction value was approximately $304.9 million, including working capital payments and excluding approximately $1.0 million in transaction costs. The purchase price was financed with borrowings under our then-existing credit facility and approximately $4.0 million (36,000 shares) of DXP common stock. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2014 and 2015 impairments of B27 goodwill. After the acquisition of B27, there was a working capital dispute between the Company and the sellers. During the third quarter of 2015, an accounting expert issued his report on the working capital dispute between DXP and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represented tax refunds, which the Company has collected as of the end of 2016.

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

Disposition

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

Employees

At December 31, 2016, DXP had approximately 2,453 employees, all of whom were full-time. Less than three percent (3%) of our employees are unionized.

Background of Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of each officer’s business experience as of March 31, 2017. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	65
Mac McConnell	Senior Vice President/Finance, Chief Financial Officer and Secretary	63
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	66
John J. Jeffery	Senior Vice President/Supply Chain Services & Marketing	49
Todd Hamlin	Senior Vice President/Service Centers	45
Kent Yee	Senior Vice President/Corporate Development	41
Wayne Crane	Senior Vice President/Information Technology	54
Gary Messersmith	Senior Vice President/General Counsel	68

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
All officers of DXP hold office until the regular meeting of the board of directors following the Annual Meeting of Shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal

Available Information

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

A further deterioration of the oil and gas sector or other circumstances that reduce our earnings may hinder our ability to comply with certain financial covenants under our credit facility. Specifically, compliance with the Consolidated EBITDA covenant depends on our ability to maintain net income and prevent losses. There can be no assurance that in the future we will be able to comply with the covenants or, if we are not able to do so, that our lenders will be willing to waive such non-compliance or further amend such covenants. If we are unable to comply with our financial covenants or obtain a waiver or amendment of those covenants or obtain alternative financing, our business and financial condition would be adversely affected.

We likely will need to amend our credit facility or obtain alternative financing during the next 12 months.

Because our credit facility, as amended by the Fifth Amendment, matures on March 31, 2018, we will need to amend our credit facility or obtain alternative financing including additional debt and/or equity during the next 12 months. Such alternative financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders. Our ability to amend the credit facility or to obtain alternative financing on attractive terms, if at all, may be affected by our recent difficulty meeting the financial covenants in the credit facility and will depend in part on prevailing economic conditions and other factors, including factors beyond our control.

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

If we do not successfully remediate our internal controls weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted.

As discussed in Item 9A, “Managements Report on Internal Controls Over Financial Reporting,” we had material weaknesses in our internal controls during 2016.  If we fail to successfully remediate those weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted

We are subject to various government regulations.

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

Economic and industry trends affect DXP’s business. Demand for our products is subject to economic trends affecting our customers and the industries in which they compete in particular. Many of these industries, such as the oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and materially affected by changes in the economy. As a result, demand for our products could be adversely impacted by changes in the markets of our customers. We traditionally do not enter into long-term contracts with our customers which increases the likelihood that economic downturns would affect our business.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets.  As of December 31, 2016, our combined goodwill and intangible assets amounted to $282.4 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2014 and 2015 impairments of B27 and NatPro goodwill and intangible assets.

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

We own our headquarters facility in Houston, Texas, which has approximately 48,000 square feet of office space. At December 31, 2016, we had approximately 178 facilities which contained 162 services centers, 5 distribution centers and 11 fabrication facilities.

At December 31, 2016, the Service Centers segment owned or leased 162 service center facilities. Of these facilities, 126 were located in the U.S. in 34 states, 34 were located in 9 Canadian provinces, one was located in Sonora, Mexico and one was located in Dubai. All of the distribution centers were located in the U.S., specifically in Montana, Nebraska, and Texas. At December 31, 2016, the Innovative Pumping Solutions segment operated out of 11 fabrication facilities located in 4 states in the U.S. and two provinces in Canada. At December 31, 2016, the Supply Chain Services segment operated supply chain installations in 67 of our customers’ facilities in 25 U.S. states.

At December 31, 2016, our owned facilities ranged from 5,000 square feet to 48,000 square feet in size. We leased facilities for terms generally ranging from one to fifteen years. The leased facilities ranged from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

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

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated:

	High	Low
2015
Fourth Quarter	$33.44	$22.66
Third Quarter	$45.26	$26.32
Second Quarter	$48.85	$39.94
First Quarter	$50.20	$39.19

2016
Fourth Quarter	$37.88	$19.75
Third Quarter	$30.69	$15.07
Second Quarter	$22.94	$12.78
First Quarter	$21.91	$13.31

On March 29, 2017, we had approximately registered 392 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”.

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

Stock Performance

The following performance graph compares the performance of DXP Common Stock to the NASDAQ Industrial Index and the NASDAQ Composite (US). The graph assumes that the value of the investment in DXP Common Stock and in each index was $100 at December 31, 2011 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph above as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2016:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	143,380	$26.76	419,597	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	143,380	$26.76	419,597	(1)
(1) Represents shares of common stock authorized for issuance under the 2016 Omnibus Incentive Plan.

Unregistered Shares

DXP issued 36,000 unregistered shares of DXP Common Stock as part of the consideration for the January 2, 2014 acquisition of B27. The unregistered shares were issued to certain sellers of B27.

DXP issued 148,769 unregistered shares of DXP Common Stock as part of the consideration for the September 1, 2015 acquisition of Cortech. The unregistered shares were issued to the sellers of Cortech.

We relied on Section 4(a)(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Recent Sales of Common Stock

On August 19, 2016, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement, commonly referred to as a “shelf registration,” which was effective August 26, 2016, whereby the Company registered shares of common stock and which shall have an aggregate offering price of up to $100 million. In September 2016, pursuant to this registration statement, the Company issued 238,858 shares of common stock at a weighted average price of $26.38 per share under the related Equity Distribution Agreement. The distribution agents received $0.1 million aggregate commissions on such sales. Net proceeds were approximately $6.0 million. These proceeds were used to pay down debt obligations.

On October 31, 2016, the Company closed on the sale of 2,484,000 shares of stock for total net proceeds of $46.2 million after expenses. These proceeds were used to pay down debt obligations.

Repurchases of Common Stock

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP purchased 191,420 shares for $8.9 million under this authorization through December 31, 2015. No shares were purchased during 2016.  The authorization expired on December 16, 2016.

ITEM 6.	Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2016 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2016	2015(2)	2014(1)	2013	2012
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$962,092	$1,247,043	$1,499,662	$1,241,510	$1,097,110
Gross Profit	264,802	351,986	432,840	372,345	319,091
Impairment expense	-	68,735	117,569	-	-
B27 settlement	-	7,348	-	-	-
Operating income (loss)	19,332	(27,916)	(12,628)	100,924	90,522
Income (loss) before income taxes	9,674	(38,920)	(25,556)	94,717	85,009
Net income (loss)	7,151	(39,070)	(45,238)	60,237	50,985
Net (loss) attributable to noncontrolling interest	(551)	(534)	-	-	-
Net income (loss) attributable to DXP Enterprises, Inc.	7,702	(38,536)	(45,328)	60,237	50,985
Per share amounts
Basic earnings (loss) per common share(3)	0.51	$(2.68)	$(3.10)	$4.17	$3.54
Common shares outstanding(3)	15,042	14,423	14,639	14,439	14,374
Diluted earnings (loss) per share(3)	0.49	$(2.68)	$(3.10)	$3.94	$3.35
Common and common equivalent shares Outstanding(3)	15,882	14,423	14,639	15,279	15,214

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
(3) See Note 12 of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

Consolidated Balance Sheet Data:	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)

Total assets	$611,525	$683,980	$841,632	$636,615	$569,732
Long-term debt obligations	174,323	300,726	372,908	168,372	216,339
Shareholders’ equity	252,549	198,870	242,952	296,250	208,493

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During 2014, the growth rate of the general economy increased slightly from 2013. However, oil prices declined significantly during the second half of 2014. Our employee headcount increased 15.5% primarily as a result of the two acquisitions completed during the year. Sales for the year ended December 31, 2014 increased $258.2 million, or 20.8%, to approximately $1,499.7 million from $1,241.5 million in 2013. Sales by businesses acquired in 2014 accounted for $176.4 million of 2014 sales. Sales by businesses acquired in 2013 accounted for $35.1 million of the 2014 increase, on a same store sales basis. Excluding 2014 sales of $211.5 million by businesses acquired in 2014 and 2013, on a same store sales basis, sales increased by $46.7 million, or 3.8%, from 2013. This sales increase is primarily the result of increased sales by the Service Centers segment of $22.1 million, IPS segment of $8.1 million, and SCS segment of $16.5 million, on a same store sales basis. The majority of these 2014 sales increases came from a broad based increase in sales of pumps, bearings, industrial supplies, metal working and safety products to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

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

During 2016, the growth rate of the general economy remained flat with 2015 and the rig count declined significantly during the first half of 2016, increased during the second half, but remained significantly below 2014 peaks.  The energy market for our products remained depressed.  We reduced our employee headcount 24.1% due to the continued reduction of spending by the oil and gas producers. Sales for the year ended December 31, 2016 decreased $285.0 million, or 22.9%, to approximately $962.1 million from $1,247.0 million in 2015. Sales by businesses acquired in 2015 accounted for $15.1 million of 2016 sales. Sales by a business sold in 2016 accounted for a decline of $7.1 million on a same store basis.  Excluding 2016 sales of $15.1 million by businesses acquired in 2015; and 2015 sales of $7.1 million of the business divestiture in 2016, on a same store sales basis, sales decreased by $292.9 million, or 23.6%, from 2015. This sales decrease is the result of decreased sales by the Service Centers segment of $213.5 million, the IPS segment of $67.7 million and the Supply Chain Segment of $11.7 million, on a same store sales basis.  The majority of the 2016 sales decline is the result of a decrease in sales of pumps, bearings, industrial supplies, metal working and safety products to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

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

Our strategies to increase productivity include consolidated purchasing programs, centralizing product distribution, customer service and inside sales functions, and using information technology to increase employee productivity.

Results of Operations

	Years Ended December 31,

	2016	%	2015	%	2014	%
	(in millions, except percentages and per share amounts)

Sales	$962.1	100.00	$1,247.0	100.00	$1,499.7	100.0
Cost of sales	697.3	72.5	895.1	71.8	1,066.8	71.1
Gross profit	264.8	27.5	351.9	28.2	432.9	28.9
Selling, general & administrative expense	245.5	25.5	303.8	24.4	327.9	21.9
Impairment expense	-	-	68.7	5.5	117.6	7.8
B27 settlement	-	-	7.3	0.6	-	-
Operating income (loss)	19.3	2.0	(27.9)	(2.2)	(12.6)	(0.8)
Interest expense	15.5	1.6	10.9	0.9	12.8	0.9
Other expense (income)	(5.9)	(0.6)	0.1	-	0.1	-
Income before income taxes	9.7	1.0	(38.9)	(3.1)	(25.5)	(1.7)
Provision for income taxes	2.5	0.3	0.1	-	19.7	1.3
Net income (loss)	7.2	0.7	(39.0)	(3.1)	(45.2)	(3.0)
Net income (loss) attributable to noncontrolling interest	(0.5)	(0.1)	(0.5)	-	-	-
Net income (loss) attributable to DXP Enterprises, Inc.	$7.7	0.8	$(38.5)	(3.1)	$(45.2)	(3.0)
Per share
Basic earnings (loss) per share	$0.51		$(2.68)		$(3.10)
Diluted earnings (loss) per share	$0.49		$(2.68)		$(3.10)

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

Results of operations for the Service Centers segment are as follows:

	Years Ended December 31,
	2016	%	2015	%	2014	%
	(in millions, except percentages and per share amounts)

Sales	$621.0	100.0	$826.6	100.0	$987.6	100.0
Cost of sales	437.6	70.5	575.0	69.6	687.2	69.6
Gross profit	183.4	29.5	251.6	30.4	300.4	30.4
Selling, general & administrative expense	135.8	21.9	173.4	21.0	192.7	19.5
Impairment expense	-	-	15.8	1.9	10.2	1.0
Operating income (loss), excluding amortization	$47.6	7.6	$62.4	7.5	$97.5	9.9
Operating income, excluding impairment and amortization	$47.6	7.6	$78.2	9.5	$107.7	10.9

Results of operations for the IPS segment are as follows:

	Years Ended December 31,
	2016	%	2015	%	2014	%
	(in millions, except percentages and per share amounts)

Sales	$187.1	100.0	$254.8	100.0	$348.1	100.0
Cost of sales	142.5	76.2	191.6	75.2	250.8	72.0
Gross profit	44.6	23.8	63.2	24.8	97.3	28.0
Selling, general & administrative expense	34.7	18.5	41.6	16.3	46.1	13.2
Impairment expense	-	-	52.9	20.8	107.4	30.9
Operating income (loss), excluding amortization	$9.9	5.3	$(31.3)	(12.3)	$(56.2)	(16.1)
Operating income excluding impairment and amortization	$9.9	5.3	$21.6	8.5	$51.2	14.7

Results of operations for the SCS segment are as follows:

	Years Ended December 31,
	2016	%	2015	%	2014	%
	(in millions, except percentages and per share amounts)

Sales	$154.0	100.0	$165.6	100.0	$164.0	100.0
Cost of sales	117.1	76.1	128.4	77.5	128.9	78.6
Gross profit	36.9	23.9	37.2	22.5	35.1	21.4
Selling, general & administrative expense	21.5	13.9	23.0	13.9	21.3	13.0
Operating income (loss), excluding amortization	$15.4	10.0	$14.2	8.6	$13.8	8.4

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

SALES. Sales for the year ended December 31, 2016 decreased $285.0 million, or 22.9%, to approximately $962.1 million from $1,247.0 million in 2015. Sales by businesses acquired in 2015 accounted for $15.1 million of 2016 sales. Sales by a business sold in 2016 accounted for a decline of $7.1 million of sales on a same store basis.  Excluding 2016 sales of $15.1 million by businesses acquired in 2015; and 2015 sales of $7.1 million of the business sold in 2016, on a same store sales basis, sales decreased by $292.9 million, or 23.6%, from 2015. This sales decline is the result of decreased sales by all three segments including $213.5 milion in Service Centers, $67.7 million in IPS and $11.7 million in SCS, on a same store sales basis. These decreases are explained in the segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales decreased approximately 70 basis points to 27.5% for 2016 compared to 28.2% for 2015. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 60 basis points. This decline is primarily the result of an approximate 100 basis point decline in the 2016 gross profit percentage for our IPS segment and an approximate 80 basis point decline in our Service Centers segment, which was partially offset by an increase of approximately 145 basis points for the SCS segment. Gross profit as a percentage of sales for each segment are explained below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative (or “SG&A”) expense for 2016 decreased by approximately $58.3 million, or 19.21%, when compared to 2015. Selling, general and administrative expense by businesses acquired in 2015 was $5.2 million on a same store basis. The 2015 SG&A expense for the 2016 business divestiture was $2.1 million on a same store sales basis. Excluding 2016 expenses of $5.2 million by businesses acquired in 2015 and 2015 expenses of $2.1 million for the 2016 business divestiture, on a same store sales basis, selling, general and administrative expenses decreased by $61.4 million, or 20.4%. The decline in SG&A, on a same store sales basis, is partially the result of a $39.0 million decrease in payroll, variable compensation, payroll taxes and 401(k) expense due to headcount reductions. Amortization expense for 2016 decreased by $2.6 million compared to 2015.

OPERATING INCOME. Operating income for 2016 decreased approximately $28.8 million, or 59.9%, from $48.2 million to $19.3 million, compared to 2015, excluding the 2015 impairment expense and B27 settlement,. Businesses acquired in 2015 increased the decline by $0.6 million, on a same store sales basis, and the business divested reduced the decline by $1.2 million.  Excluding operating income from businesses acquired and divested, the B27 settlement and impairment expense, operating income decreased $27.1 million or 57.6%. This decrease in operating income, on a same store sales basis, is primarily related to the decreased gross profit which is partially offset by the decline in SG&A discussed above.

INTEREST EXPENSE. Interest expense for 2016 increased by $4.6 million, or 42.4%, from 2015 primarily due to an increase in our interest rates.

INCOME TAXES. Our 2016 provision for income taxes, which is at an effective rate of 26.1%, differed from the U.S. statutory rate of 35% primarily due to the effect of the book gain, but tax loss, recognized on the sale of Vertex during 2016. Our effective tax rate for 2016 of 62.4%, after excluding the effect of the sale of Vertex, increased from 27.7% for the prior corresponding period, before the effect of the mostly non-deductible impairment of goodwill and B27 settlement, primarily as a result of reduced research and development and foreign tax credits, reduced domestic production activity deductions and prior year provision to return adjustments.  During 2009, DXP wrote off $38.2 million of goodwill and intangibles in connection with an impairment which substantially reduced the book basis of Vertex, but not the tax basis.

SERVICE CENTERS SEGMENT. Sales for the Service Centers decreased $205.6 million, or 24.9%, in 2016 compared to 2015. Sales by businesses acquired in 2015 accounted for $15.1 million of 2016 sales. Sales by the 2016 business divestiture accounted for a decline of $7.1 million on a same store basis.  Excluding 2016 sales of $15.1 million by businesses acquired in 2015 and $7.1 million of 2015 sales for the 2016 divested business, on a same stores sales basis, Service Centers’ sales decreased $213.5 million, or 26.1%, on a same stores sales basis, from the prior corresponding period. The majority of the 2016 sales decrease is the result of decreased sales of rotating equipment, bearings, metal working products, industrial supplies and safety products and services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices were to return to, or go below the prices experienced during the first nine months of 2016, this level of sales to the upstream oil and gas industry would be expected to continue, or decline, during 2017. Excluding year-to-date Service Centers segment operating income from acquired businesses of $0.4 million and $1.2 million of 2015 income for the business divestiture, Service Centers segment operating income for 2016 decreased by $29.7 million, or 38.6%, primarily as a result of the decline in sales discussed above and the percentage decrease in sales exceeding the percentage decrease in SG&A.

SUPPLY CHAIN SERVICES SEGMENT. Sales for Supply Chain Services decreased by $11.7 million, or 7.0%, in 2016 compared to 2015. None of the 2015 acquisitions or the 2016 divestiture contributed sales to this segment. The decrease is primarily related to decreased sales to customers engaged in the oilfield services and oilfield manufacturing industries. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in the number of drilling rigs operating in the U.S and Canada. Gross profit as a percentage of sales increased approximately 145 basis points in 2016 compared to the prior corresponding period as a result of decreased sales of lower margin products to oil and gas and trucking related customers. Operating income for the SCS segment increased $1.2 million, or 8.7%, primarily as a result of the 145 basis point increase in gross profit as a percentage of sales combined with a 7.0% reduction in SG&A.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for Innovative Pumping Solutions decreased by $67.7 million, or 26.6%, in 2016 compared to 2015. The sales decrease primarily resulted from a significant decline in capital spending by our oil and gas producers and related businesses stemming from the decline in the price of oil. If crude oil and natural gas prices were to return to, or go below prices experienced during the first nine months of 2016, this level of sales to the upstream and mid-stream oil and gas industry would be expected to continue, or decline, during 2017. Gross profit as a percentage of sales declined approximately100 basis points in 2016 compared to 2015 primarily as a result of competitive pressures resulting in lower margin jobs and $3.7 million of unabsorbed manufacturing overhead related to the start-up of manufacturing our ANSI pumps. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income decreased $11.7 million, or 54.3%, primarily as a result of the 26.6% decline in sales and approximate 100 basis point decline in the gross profit percentage discussed above.

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

B27 SETTLEMENT.  During 2015, an accounting expert issued his report on the working capital dispute between DXP  and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represented tax refunds.

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

SUPPLY CHAIN SERVICES SEGMENT. Sales for Supply Chain Services increased by $1.7 million, or 1.0%, in 2015 compared to 2014. None of the 2015 or 2014 acquisitions contributed sales to this segment. The increase is primarily related to increased sales to new and existing customers in the transportation, mining, chemical and alternative energy industries. These were partially offset by decreased sales to customers engaged in the oilfield services and oilfield manufacturing industries. We suspect the customers that purchased more products from DXP did so because the customers increased production during the period. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased less from DXP because of the decline in the number of drilling rigs operating in the U.S and Canada. Gross profit as a percentage of sales increased approximately 105 basis points in 2015 compared to the prior corresponding period as a result of decreased sales of lower margin products to oil and gas and trucking related customers. Operating income for the SCS segment increased $0.4 million, or 3.0%, primarily as a result of the 105 basis point increase in gross profit as a percentage of sales.

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

Pro Forma Results

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2016 and 2015, assuming the acquisition of businesses completed in 2015 and the divestiture of a business completed in 2016 (previously discussed in Item 1, Business) were consummated as of January 1, 2015 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2016	2015
Net sales	$939.4	$1,228.9
Net income (loss) attributable to DXP Enterprises, Inc.	$5.5	$(40.7)
Per share data attributable to DXP Enterprises, Inc.
Basic earnings (loss)	$0.36	$(2.83)
Diluted earnings (loss)	$0.35	$(2.83)

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2015 and 2014, assuming the acquisition of businesses completed in 2015 and 2014 (previously discussed in Item 1, Business) were consummated as of January 1, 2014 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014
Net sales	$1,263	$1,541
Net income (loss)	$(37)	$(44)
Per share data
Basic earnings (loss)	$(2.60)	$(2.99)
Diluted earnings (loss)	$(2.60)	$(2.99)

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

We generated approximately $48.0 million of cash in operating activities in 2016 as compared to generating $98.0 million in 2015. The decrease between the two periods was primarily driven by reduced earnings before impairment charges and a $59.2 million smaller reduction in accounts receivable in 2016 compared to 2015. The smaller reduction in accounts receivable resulted from a smaller decline in sales for the fourth quarter ended December 31, 2016 compared to the fourth quarter of the year ended December 31, 2015.  Sales for the fourth quarter of 2016 declined $56.4 million compared to sales for the fourth quarter of 2015.  Sales for the fourth quarter of 2015 declined $104.0 million compared to sales for the fourth quarter of 2014.

We purchased approximately $4.9 million of capital assets during 2016 compared to $14.0 million for 2015. Capital expenditures during 2016 were primarily related to B27 building improvements, manufacturing equipment, and patterns. Capital expenditures for 2017 are expected to be within the range of capital expenditures during 2015 and 2016.

At December 31, 2016, our total long-term debt, including the current portion and less unamortized debt issuance fees, was $224.7 million, or 47.1% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $477.2 million. Approximately $221.1 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $4.4 million.

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

During 2016, the amount available to be borrowed under our credit facility increased from $19.8 million at December 31, 2015, to $37.3 million at December 31, 2016. This increase in availability is a result of a $124.8 million reduction of long-term debt during the twelve months ended December 31, 2016. The company reduced the debt primarily through a divestiture of a non-core subsidiary and sales of common stock.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of August 6, 2015 (the “First Amendment”), that certain Second Amendment to the Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amendment”), that certain Third Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2016 (the “Third Amendment”), that certain Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2016 (the “Fourth Amendment”), and that certain Fifth Amendment to the Amended and Restated Credit Agreement, dated as of November 28, 2016 (the “Fifth Amendment” and as so amended, the “Facility”), amending and restating the Original Facility. Pursuant to the Facility, as of December 31, 2016, the lenders named therein provided to DXP a $74.5 million term loan and a $205 million revolving line of credit.  The Facility expires on March 31, 2018.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.  As of December 31, 2016, the aggregate principal amount of revolving loans outstanding under the facility was $147.6 million.

Amortization payments are required with respect to the Facility on the last business day of each fiscal quarter, payable at $15.625 million per quarter for the fiscal quarter periods ending March 31, 2017 and thereafter. On October 31, 2016, DXP prepaid $12 million of the $15.625 million amortization payment due on March 31, 2017. The Fourth Amendment required additional term loan principal reductions of $17 million by December 31, 2016 and $14 million by March 31, 2017.  During October, 2015 DXP paid the mandatory $17 million and $14 million principal reductions.  At December 31, 2016, the aggregate principal amount of term loans outstanding under the Facility was $74.5 million. Substantially all of the Company’s assets are pledged as collateral to secure the credit facilities.

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

Under the terms of the Fourth and Fifth Amendments:

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

•	A financial covenant holiday has been provided through March 31, 2018 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio.
•	The minimum Asset Coverage Ratio was adjusted to 0.95 to 1.00 beginning June 30, 2016.
•	A Minimum Consolidated EBITDA and capital expenditure covenant were added to the Facility.

On December 31, 2016, the LIBOR based rate in effect under the Facility was LIBOR plus 5.0% and the prime based rate of the Facility was prime plus 4.0%. At December 31, 2016, $222.1 million was borrowed under the Facility at a weighted average interest rate of approximately 5.89%. At December 31, 2016, the Company had $37.3 million available for borrowing under the Facility.

Commitment fees of 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the condensed consolidated statements of operations.

The Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not to exceed 3.50 to 1.00 from July 1, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on January 1, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At December 31, 2016, the Company’s Leverage Ratio was 3.78 to 1.00, but the Facility does not require compliance with a Consolidated Leverage Ratio from June 30, 2016 through March 31, 2018.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.00 from July 1, 2017 and thereafter, with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2016, the Company's Consolidated Fixed Charge Coverage Ratio was 0.77 to 1.00, but the Facility does not require compliance with a Consolidated Fixed Charge Coverage Ratio from June 30, 2016 through March 31, 2018.

Asset Coverage Ratio – The Facility requires that the Asset Coverage Ratio at any time be not less than 0.95 to 1.00 from June 30, 2016 and thereafter, with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date and excluding the Permitted Overadvance Facility. At December 31, 2016, the Company's Asset Coverage Ratio was 1.18 to 1.00.

Minimum Consolidated EBITDA– The  Facility requires that the Company’s Consolidated EBITDA for any twelve month period as of the last day of any calendar month ending during the periods specified below not be less than the corresponding amount set forth below:

Period	Minimum Consolidated EBITDA
December 31, 2016	$39,891,000
January 31, 2017	$40,576,000
February 28, 2017	$42,257,000
March 31, 2017	$43,276,000
April 30, 2017	$41,266,000
May 31, 2017	$39,283,000
June 30, 2017	$36,210,000
July 31, 2017	$42,968,000
August 31, 2017	$42,411,000
September 30, 2017	$39,306,000
October 31, 2017 and thereafter	$39,000,000

At December 31, 2016, the Company’s Consolidated EBITDA was $59,698,000.

The following table sets forth the computation of the Leverage Ratio as of December 31, 2016 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2016	Leverage Ratio

Income before taxes	$9,674
Before tax loss attributable to noncontrolling interest	886
Interest expense	15,564
Depreciation and amortization	29,994
Stock compensation expense	3,580
(A) Defined EBITDA	$59,698

As of December 31, 2016
Total long-term debt, including current maturities	$224,685
Unamortized debt issuance costs	992
(B) Defined indebtedness	$225,677

Leverage Ratio (B)/(A)	3.78

The following table sets forth the computation of the Fixed Charge Coverage Ratio as of December 31, 2016 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2016

Defined EBITDA	$59,698
Cash paid for income taxes	4,780
Capital expenditures	4,868
(A) Defined EBITDA minus capital expenditures & cash income taxes	$50,050
Cash interest payments	$13,708
Dividends	90
Scheduled principal payments	50,831
(B) Fixed Charges	$64,629
Fixed Charge Coverage Ratio (A)/(B)	0.77

The following table sets forth the computation of the Asset Coverage Ratio as of December 31, 2016 (in thousands, except for ratios):

Credit facility outstanding balance	$147,600
Outstanding letters of credit	5,564
Defined indebtedness	$153,164

Accounts receivable (net), valued at 85% of gross	$126,581
Inventory, valued at 65% of gross	54,405
$180,986
Asset Coverage Ratio	1.18

Borrowings (in thousands):

	December 31, 2016	December 31, 2015	Increase (Decrease)

Current portion of long-term debt	$51,354	$50,829	$525
Long-term debt, less debt issuance costs	173,331	298,680	(125,349)
Total long-term debt	$224,685	$349,509	$(124,824)
Amount available(1)	$37,347	$19,754	$17,593

(1)	Represents amount available to be borrowed at the indicated date under the Facility. The increase is a result of paying down debt in 2016.

Performance Metrics (in days):

	Three Months Ended December 31,
	2016	2015	Increase (Decrease)

Days of sales outstanding	65.0	56.9	8.1
Inventory turns	7.7	7.7	-

Accounts receivable days of sales outstanding were 65.0 days at December 31, 2016 compared to 56.9 days at December 31, 2015. The 8.1 days increase was primarily due to slower payment times by oil and gas customers. Inventory turns remained flat at December 31, 2016 compared to December 31, 2015.

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

Share Repurchases

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allows DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. As of December 31, 2015, DXP had purchased 191,420 shares of DXP’s common stock at an average price of $46.53 under this authorization. No purchases were made during the twelve months ended December 31, 2016.  The authorization expired on December 16, 2016.

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

Contractual Obligations

The impact that our contractual obligations as of December 31, 2016 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period

	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$51,354	$173,384	$940	$-	$225,678
Operating lease obligations	19,412	22,671	8,939	3,141	54,163
Estimated interest payments (2)	2,815	771	14	-	3,600
Total	$73,581	$196,826	$9,893	$3,141	$283,441

(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2016. Assumes debt is paid on maturity date and not replaced. Does not include interest on the revolving line of credit as borrowings under the Facility fluctuate. The amounts of interest incurred for borrowings under the revolving lines of credit were approximately $8.9 million, $4.5 million and $3.0 million for the years ended 2016, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016, we were not involved in any unconsolidated SPE transactions.

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

Variable Interest Entity (VIE)

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2016, the total assets of the VIE were approximately $5.2 million including approximately $5.2 million of fixed assets. DXP is the primary customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $1.3 million and $1.4 million for the twelve months ended December 31, 2016 and 2015, respectively. The Company recognized a related income tax benefit of $0.3 million and $0.3 million related to the VIE for the years ended December 31, 2016 and 2015, respectively.  At December 31, 2016, the owners of the 52.5% of the equity not owned by DXP included employees of DXP.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2016, the allowance was 5.2% of the gross accounts receivable, compared to an allowance of 5.4% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill and Other Indefinite Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management. As of December 31, 2016 DXP Core Service Centers (“Core SC”), DXP Core IPS, and DXP Core Supply Chain Services (“Core SCS”) had goodwill.

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

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment was recorded for property and equipment and intangible assets with indefinite or determinable lives during 2016, 2015 and 2014.

Revenue Recognition

For binding, long-term agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Changes in estimated profitability may periodically result in revisions to revenue and expenses and are recognized in the period such revisions become probable. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $31.5 million, $47.5 million, and $65.9 million were recognized on contracts in process for the years ended December 31, 2016, 2015, and 2014, respectively. The typical time span of these contracts is approximately one to two years.

For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.

The Company reserves for potential customer returns based upon the historical level of returns. Reserves for customer returns were $0.2 and $0.2 million at December 31, 2016 and 2015, respectively.

Self-insured Insurance and Medical Claims

We generally retain up to $100,000 of risk for each claim for workers compensation, general liability, automobile and property loss. We accrue for the estimated loss on the self-insured portion of these claims. The accrual is adjusted quarterly based upon reported claims information. The actual cost could deviate from the recorded estimate.

We generally retain up to $175,000 of risk on each medical claim for our employees and their dependents with the exception of less than 0.05% of employees where a higher risk is retained. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents. The accrual is adjusted monthly based on recent claims experience. The actual claims could deviate from recent claims experience and be materially different from the reserve.

The accrual for these claims at December 31, 2016 and 2015 was approximately $3.1 million and $3.4 million, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is to simplify how an entity is required to test goodwill for impairment. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company's goodwill impairment testing for the fiscal period beginning January 1, 2018, will follow the provisions of this ASU

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. This ASU represents changes to clarify, correct errors or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. Six amendments in this Update clarify guidance or correct references in the Accounting Standards Codification that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. Early adoption is permitted for the amendments that require transition guidance. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements

In October 2016, the FASB issued ASU 2016-17, Consolidation - Interests Held Through Related Parties That Are Under Common Control. This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update aims to simplify aspects of accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company has elected not to early adopt this ASU.  The Company expects the new guidance to impact its tax expense and dilutive shares outstanding calculation, with a potentially dilutive impact on future earnings per share and increased period-to-period variability of net earnings.  The impact cannot be quantified due to the timing and exercise activity that will occur in future periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): The update requires organizations that lease assets (“lessees”) to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, 3 including qualitative and quantitative requirements. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change to the financial instrument model primarily affects the accounting for equity investments, financial liabilities under fair value options and the presentation and disclosure requirements for financial instruments. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2017. Certain provisions of the new guidance can be adopted early. The Company is evaluating the impact of this ASU.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory ("ASU 2015-11"). The amendments in ASU 2015-11 clarify the subsequent measurement of inventory requiring an entity to subsequently measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU applies only to inventory that is measured using the first-in, first-out (FIFO) or average cost method. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in ASU 2015-11 should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. The Company adopted this guidance for the fourth quarter of 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB approved a proposal to defer the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes and financial statement disclosures.  Based on initial reviews, the standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Inflation

We do not believe the effects of inflation have any material adverse effect on our results of operations or financial condition. We attempt to minimize inflationary trends by passing manufacturer price increases on to the customer whenever practicable.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2016, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.2 million. Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
Fixed Rate Long- term Debt	$854	$879	$905	$940	$-	$-	$3,578	$3,578
Fixed Interest Rate	2.9%	2.9%	2.9%	2.9%	-	-	-	-
Floating Rate Long-term Debt	$50,500	$171,600	$-	$-	-	-	$222,100	$222,100
Average Interest Rate (1)	5.89%	5.89%	-	-	-	-	-	-
Total Maturities	$51,354	$172,479	$905	$940	$-	$-	$225,678	$225,678
(1) Assumes weighted average floating interest rates in effect at December 31, 2016.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
DXP Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DXP Enterprises, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 31, 2017 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Hein & Associates LLP

Houston, Texas
March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DXP Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DXP Enterprises, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 (not included herein) to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation for debt issuance costs.

/s/ GRANT THORNTON LLP
Houston, Texas

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DXP Enterprises, Inc.

We have audited DXP Enterprises, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Ineffective control environment and monitoring to support the financial reporting process.

The Company's control environment did not sufficiently promote effective internal control over financial reporting; specifically, the following factors relating to the control environment:

The Company did not effectively design and implement appropriate oversight controls over the period-end process of determining the accounting for income taxes, and the review controls were not sufficient to ensure that errors would be detected.

The Company did not maintain effective management review controls over the monitoring and review of  certain accounts, thus we were not able properly conclude these account reconciliations and analyses were performed at an appropriate level of detail.

The Company did not design and maintain effective controls to provide reasonable assurance over the accuracy and completeness relating to:

•	Recognizing revenue in the proper period;
•	Maintaining adequate documentation to support proper revenue recognition;
•	Capturing and accounting for all fixed price contracts;
•	Obtaining proper approvals for contract change orders;
•	Documenting approval of management bonuses in a timely manner;
•	Improperly recording fixed assets disposals to cost of sales;
•	Improper recording of valuation accounts in purchase accounting;
•	Obtaining proper approvals for freight invoices;
•	Accounting for fully amortized intangible assets;
•	Improperly recording operating leases on a method other than straight line recognition; and
•	Improper access to payroll records.

Ineffective Information Technology General Controls (“ITGC”).

The Company did not maintain effective ITGC, which are required to support automated controls and information technology (“IT”) functionality; therefore, automated controls and IT functionality were deemed ineffective for the same period under audit.

Ineffective internal control activities to support the financial reporting process and failure to maintain adequate evidence of control operations.

The Company did not effectively design, document nor monitor (review, evaluate and assess) the risks associated with the key internal control activities that provide the accounting information contained in the Company’s financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 31, 2017 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of DXP Enterprises, Inc. and our report dated March 31, 2017 expressed an unqualified opinion.

/s/ Hein & Associates LLP
Houston, Texas
March 31, 2017

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$1,590	$1,693
Trade accounts receivable, net of allowances for doubtful accounts of $8,160 in 2016 and $9,364 in 2015	148,919	162,925
Inventories	83,699	103,819
Costs and estimated profits in excess of billings on
uncompleted contracts	18,421	22,045
Prepaid expenses and other current assets	2,138	2,644
Federal income taxes recoverable	2,558	1,839
Deferred income taxes	9,473	8,996
Total current assets	266,798	303,961
Property and equipment, net	60,807	68,503
Goodwill	187,591	197,362
Other intangible assets, net of accumulated amortization of $70,027 in 2016 and $85,098 in 2015	94,831	112,297
Other long-term assets	1,498	1,857
Total assets	$611,525	$683,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$51,354	$50,829
Trade accounts payable	78,698	77,108
Accrued wages and benefits	16,962	20,864
Customer advances	2,441	1,076
Billings in excess of costs and estimated profits on uncompleted contracts	2,813	8,021
Other current liabilities	14,391	22,220
Total current liabilities	166,659	180,118
Long-term debt, less current maturities	174,323	300,726
Less unamortized debt issuance costs	(992)	(2,046)
Long-term debt less unamortized debt issuance costs	173,331	298,680
Non-current deferred income taxes	18,986	6,312
Commitments and Contingencies (Notes 14)
Shareholders’ equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2016 and 2015); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2016 and 2015); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,197,380 in 2016 and 14,655,356 in 2015 shares issued	172	146
Additional paid-in capital	152,313	110,306
Retained earnings	117,396	109,783
Accumulated other comprehensive loss	(18,274)	(10,616)
Treasury stock, at cost (zero shares at December 31, 2016 and 264,297 shares at December 31, 2015)	-	(12,577)
Total DXP Enterprises, Inc. shareholders’ equity	251,623	197,058
Noncontrolling interest	926	1,812
Total shareholders’ equity	$252,549	$198,870
Total liabilities and shareholders’ equity	$611,525	$683,980

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014

Sales	$962,092	$1,247,043	$1,499,662
Cost of sales	697,290	895,057	1,066,822
Gross profit	264,802	351,986	432,840
Selling, general and administrative expense	245,470	303,819	327,899
Impairment expense	-	68,735	117,569
B27 settlement	-	7,348	-
Operating income (loss)	19,332	(27,916)	(12,628)
Other expense (income), net	(5,906)	72	131
Interest expense	15,564	10,932	12,797
Income (loss) before income taxes	9,674	(38,920)	(25,556)
Provision for income taxes	2,523	150	19,682
Net income (loss)	7,151	(39,070)	(45,238)
Net loss attributable to noncontrolling interest	(551)	(534)	-
Net income (loss) attributable to DXP Enterprises, Inc.	7,702	(38,536)	(45,238)
Preferred stock dividend	90	90	90
Net income (loss) attributable to common shareholders	$7,612	$(38,626)	$(45,328)

Net income (loss)	$7,151	$(39,070)	$(45,238)
Loss on long-term investment, net of income taxes	-	-	(55)
Cumulative translation adjustment, net of income taxes	(7,658)	(4,916)	(3,277)
Comprehensive loss	$(507)	$(43,986)	$(48,570)

Basic earnings (loss) per share	$0.51	$(2.68)	$(3.10)
Weighted average common shares outstanding	15,042	14,423	14,639
Diluted earnings (loss) per share	$0.49	$(2.68)	$(3.10)
Weighted average common shares and common equivalent shares outstanding	15,882	14,423	14,639

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Non- Control Interest	Accum. Other Comp. Income	Total
BALANCES AT JANUARY 1, 2014	$1	$15	$144	$109,892	$193,737	$(5,171)	$-	$(2,368)	$296,250
Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	3,560	-	-	-	-	3,560
Net loss on sale of long-term investment for comprehensive income	-	-	-	-	-	-	-	(55)	(55)
Issuance of 36,000 shares in connection with an acquisition	-	-	2	4,031	-	-	-	-	4,033
Vesting of restricted stock for 69,675 shares of common stock	-	-	-	(376)	-	-	-	-	(376)
Acquisition of 200,000 shares of treasury stock	-	-	-	-	-	(11,855)	-	-	(11,855)
Issuance of 66,676 treasury shares for vesting of restricted stock	-	-	-	(1,502)	-	1,502	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	-	(3,277)	(3,277)
Net loss	-	-	-	-	(45,238)	-	-	-	(45,238)
BALANCES AT DECEMBER 31, 2014	$1	$15	$146	$115,605	$148,409	$(15,524)	$-	$(5,700)	$242,952
Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	2,973	-	-	-	-	2,973
Issuance of 148,769 treasury shares in connection with an acquisition	-	-	-	(4,825)	-	9,223	-	-	4,398
Acquisition of 191,420 shares of treasury stock	-	-	-	-	-	(8,908)	-	-	(8,908)
Issuance of 57,401 treasury shares upon vesting of restricted stock	-	-	-	(3,447)	-	2,632	-	-	(815)
Noncontrolling interest holder contributions, net of tax benefits	-	-	-	-	-	-	2,346	-	2,346
Cumulative translation adjustment	-	-	-	-	-	-	-	(4,916)	(4,916)
Net loss	-	-	-	-	(38,536)	-	(534)	-	(39,070)
BALANCES AT DECEMBER 31, 2015	$1	$15	$146	$110,306	$109,783	$(12,577)	$1,812	$(10,616)	$198,870
Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,172	-	-	-	-	1,172
Issuance of 2,722,858 shares of Common stock	-	-	27	51,862	-	-	-	-	51,889
Issuance of 264,297 treasury shares	-	-	-	(12,577)	-	12,577	-	-	-
Noncontrolling interest holder contributions, net of tax benefits	-	-	-	-	-	-	(335)	-	(335)
Stock compensation expense	-	-	-	1,550	-	-	-	-	1,550
Cumulative translation adjustment	-	-	-	-	-	-	-	(7,658)	(7,658)
Net income (loss)	-	-	-	-	7,702	-	(551)	-	7,151
BALANCES AT DECEMBER 31, 2016	$1	$15	$173	$152,313	$117,395	$-	$926	$(18,274)	$252,549

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$7,702	$(38,536)	$(45,238)
Less net loss attributable to noncontrolling interest	(551)	(534)	-
Net income (loss)	7,151	(39,070)	(45,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,933	12,622	12,598
Amortization of intangible assets	18,061	20,621	22,480
Impairment of goodwill	-	68,735	117,569
Bad debt expense	180	2,014	2,365
Amortization of debt issuance costs	1,856	1,211	1,157
Gain on sale of subsidiary	(5,635)	-	-
Stock compensation expense	3,580	2,973	3,560
Tax (benefit) loss related to vesting of restricted stock	619	-	(960)
Deferred income taxes	2,687	(9,024)	(12,122)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	12,080	71,261	(14,002)
Cost in excess of billings on uncompleted contracts	3,457	(2,047)	(405)
Inventories	5,453	12,724	(1,913)
Prepaid expenses and other assets	620	159	1,948
Accounts payable and accrued expenses	(8,833)	(43,677)	11,099
Billings in excess of costs & estimated profits on uncompleted contracts	(5,203)	(513)	2,359
Net cash provided by operating activities	48,006	97,989	100,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,868)	(13,992)	(11,104)
Proceeds from the sale of fixed assets	1,206	-	-
Proceeds from sale of subsidiary	31,476	-	-
Sale of investments	-	-	1,688
Acquisitions of businesses, net of cash acquired	-	(15,501)	(300,844)
Net cash provided by (used in) investing activities	27,814	(29,493)	(310,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	517,689	393,551	744,050
Principal payments on revolving line of credit and other long-term debt	(643,568)	(453,480)	(527,030)
Debt issuance fees	(801)	(543)	(1,823)
Noncontrolling interest holder contributions, net of tax benefits	(335)	2,346	-
Preferred dividends paid	(90)	(90)	(90)
Purchase of treasury stock	-	(8,908)	(11,855)
Proceeds from issuance of common shares, net	51,889	-	-
Tax (loss) benefit related to vesting of restricted stock	(619)	-	960
Net cash provided by (used in) financing activities	(75,835)	(67,124)	204,212
EFFECT OF FOREIGN CURRENCY ON CASH	(88)	274	131
(DECREASE) INCREASE IN CASH	(103)	1,646	(5,422)
CASH AT BEGINNING OF YEAR	1,693	47	5,469
CASH AT END OF YEAR	$1,590	$1,693	$47

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$13,708	$9,721	$11,641
Cash paid for Income Taxes	$4,780	$13,792	$28,784

Purchases of businesses in 2014 exclude $4.0 million in common stock issued in connection with an acquisition. Purchases of businesses in 2015 exclude $4.4 million in common stock issued in connection with an acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996, to be the successor to SEPCO Industries, Inc. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services (SCS) and Innovative Pumping Solutions (IPS). See Note 17 for discussion of the business segments.

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

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2016, the total assets of the VIE were approximately $5.2 million including approximately $5.2 million of fixed assets. DXP is the primary customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $1.3 million and $1.4 million for the twelve months ended December 31, 2016 and 2015, respectively. The Company recognized a related income tax benefit of $0.3 million and $0.3 million related to the VIE for the years ended December 31, 2016 and 2015, respectively.  At December 31, 2016, the owners of the 52.5% of the equity not owned by DXP included employees of DXP.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation; none affected net income.

Out-of-Period Items

During the first quarter of 2015, we identified a $2.5 million ($1.6 million net of tax) overstatement of an accrual at December 31, 2014, which overstated 2014 selling, general and administrative expense. We recorded an out-of-period adjustment to correct this overstatement in the quarter ended March 31, 2015. During the fourth quarter of 2015, we realized $1.5 million of net tax benefits related to events which occurred in earlier years. These out-of-period items reduced the 2015 net loss by $3.1 million and 2015 basic and diluted net loss per share by $0.21. We assessed the materiality of this overstatement and concluded the overstatement was not material to the results of operations or financial condition for the years ended December 31, 2016, 2015 and 2014.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

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

We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015		2014
Balance at beginning of year	$9,364	$8,713		$8,798
Charged to costs and expenses	180	2,014		2,365
Charged to other accounts	(17)[2]	1,255	[2]	1,140	[2]
Deductions	(1,367)[1]	(2,618)[1]		(3,590)[1]
Balance at end of year	$8,160	$9,364		$8,713

(1)	Uncollectible accounts written off, net of recoveries
(2)	Includes allowance for doubtful accounts from acquisitions and divestiture

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

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. During the third and fourth quarter of 2015, DXP performed interim impairment tests using a quantitative approach and recognized goodwill impairments of $57.8 million and $9.8 million, respectively. During the fourth quarter ended December 31, 2014, the Company performed its annual goodwill impairment test using a quantitative approach and recognized a goodwill impairment of $117.6 million (see Note 8). No impairment of goodwill was required in 2016.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $31.5 million, $47.5 million, and $65.9 million were recognized on contracts in process for the years ended December 31, 2016, 2015, and 2014, respectively. The typical time span of these contracts is approximately one to two years.

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

We generally retain up to $175,000 of risk on each medical claim for our employees and their dependents with the exception of less than 0.05% of employees where a higher risk is retained. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents. The accrual is adjusted monthly based on recent claims experience. The actual claims could deviate from recent claims experience and be materially different from the reserve.

The accrual for these claims at December 31, 2016 and 2015 was approximately $3.1 million and $3.4 million, respectively.

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

Debt Issuance Cost Amortization

Fees paid to DXP’s lender to secure a firm commitment on a term loan and revolving line of credit are presented as a direct deduction from the carrying amount of the debt liability. For the term loan, fees paid by DXP are amortized over the life of the loan as additional interest. Fees paid to secure a firm commitment from our lender on a revolving line of credit are amortized on a straight-line basis over the entire term of the arrangement. The total unamortized debt issuance costs reported on the consolidated balance sheets as of December 31, 2016 and 2015 was $1.0 million and $2.0 million, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company’s other comprehensive (loss) income is comprised of changes in the market value of an investment with quoted market prices in an active market for identical instruments and translation adjustments from translating foreign subsidiaries to the reporting currency.  Comprehensive income for the year ended December 31, 2016 was reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors which accumulated during 2013, 2014 and 2015 due to the Company improperly recognizing an $8.6 million deferred tax asset on unrealized foreign currency losses not expected to be realized within one year. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the years ended December 31, 2016, 2015 and 2014.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is to simplify how an entity is required to test goodwill for impairment. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company's goodwill impairment testing for the fiscal period beginning January 1, 2018, will follow the provisions of this ASU

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. This ASU represents changes to clarify, correct errors or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. Six amendments in this Update clarify guidance or correct references in the Accounting Standards Codification that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. Early adoption is permitted for the amendments that require transition guidance. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements

In October 2016, the FASB issued ASU 2016-17, Consolidation - Interests Held Through Related Parties That Are Under Common Control. This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update aims to simplify aspects of accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company has elected not to early adopt this ASU.  The Company expects the new guidance to impact its tax expense and dilutive shares outstanding calculation, with a potentially dilutive impact on future earnings per share and increased period-to-period variability of net earnings.  The impact cannot be quantified due to the timing and exercise activity that will occur in future periods.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change to the financial instrument model primarily affects the accounting for equity investments, financial liabilities under fair value options and the presentation and disclosure requirements for financial instruments. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2017. Certain provisions of the new guidance can be adopted early. The Company is evaluating the impact of this ASU.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The update requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The update simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory ("ASU 2015-11"). The amendments in ASU 2015-11 clarify the subsequent measurement of inventory requiring an entity to subsequently measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU applies only to inventory that is measured using the first-in, first-out (FIFO) or average cost method. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in ASU 2015-11 should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The company is currently assessing the impact that this standard will have on its consolidated financial statements.  This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. The Company adopted this guidance for the fourth quarter of 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB approved a proposal to defer the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes and financial statement disclosures.  Based on initial reviews, the standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE 5 - INVENTORY

The carrying values of inventories are as follows (in thousands):

	December 31, 2016	December 31, 2015
Finished goods	$74,269	$94,524
Work in process	9,430	9,295
Inventories	$83,699	$103,819

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

Costs and estimated profits on uncompleted contracts and related amounts billed for 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Costs incurred on uncompleted contracts	$25,214	$34,400
Estimated earnings, thereon	6,274	13,119
Total	31,488	47,519
Less: billings to date	15,864	33,422
Net	$15,624	$14,097

Such amounts were included in the accompanying Consolidated Balance Sheets for 2016 and 2015 under the following captions (in thousands):

	December 31,
	2016	2015
Costs and estimated profits in excess of billings on uncompleted contracts	$18,421	$22,045
Billings in excess of costs and estimated profits on uncompleted contracts	(2,813)	(8,021)
Translation Adjustment	16	73
Net	$15,624	$14,097

NOTE 7 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	December 31, 2016	December 31, 2015

Land	$2,346	$2,386
Buildings and leasehold improvements	16,259	16,631
Furniture, fixtures and equipment	94,784	102,494
Less – Accumulated depreciation	(52,582)	(53,008)
Total Property and Equipment	$60,807	$68,503

Depreciation expense was $11.9 million, $12.6 million, and $12.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Capital expenditures by segment are included in Note 17.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2016 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balances as of December 31, 2015	$197,362	$112,297	$309,659
Sale of subsidiary	(9,620)	-	(9,620)
Purchase accounting adjustment	(151)	-	(151)
Translation adjustment	-	595	595
Amortization	-	(18,061)	(18,061)
Balances as of December 31, 2016	$187,591	$94,831	$282,422

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2015 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balances as of December 31, 2014	$253,312	$130,333	$383,645
Acquired during the period	11,713	7,263	18,976
Impairment	(67,663)	(1,072)	(68,735)
Translation adjustment	-	(3,606)	(3,606)
Amortization	-	(20,621)	(20,621)
Balances as of December 31, 2015	$197,362	$112,297	$309,659

The following table presents goodwill balance by reportable segment as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Service Centers	$154,473	$164,244
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$187,591	$197,362

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

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	163,022	(68,446)	94,576	195,580	(83,741)	111,839
Non-compete agreements	1,836	(1,581)	255	1,815	(1,357)	458
Total	$164,858	$(70,027)	$94,831	$197,395	$(85,098)	$112,297

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

Customer relationships are amortized over their estimated useful lives. Amortization expense is recognized according to estimated economic benefits and was $18.1 million, $20.6 million, and $22.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.  The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2017	$17,209
2018	15,558
2019	14,114
2020	10,680
2021	8,427
Thereafter	28,843

The weighted average remaining estimated life for customer relationships and non-compete agreements are 9.2 years and 2.4 years, respectively.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2016	2015

Line of credit	$147,600	$172,147
Term loan	74,500	175,000
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	3,577	4,408
Less unamortized debt issuance costs	(992)	(2,046)
Total Debt	224,685	349,509
Less: Current maturities	(51,354)	(50,829)
Total Long-term Debt	$173,331	$298,680

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the “Original Facility”). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of August 6, 2015 (the “First Amendment”), that certain Second Amendment to the Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amendment”), that certain Third Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2016 (the “Third Amendment”), that certain Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2016 (the “Fourth Amendment”), and that certain Fifth Amendment to the Amended and Restated Credit Agreement, dated as of November 28, 2016 (the “Fifth Amendment” and as so amended, the “Facility”), amending and restating the Original Facility. Pursuant to the Facility, as of December 31, 2016, the lenders named therein provided to DXP a $74.5 million term loan and a $205 million revolving line of credit.  The Facility expires on March 31, 2018.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.  As of December 31, 2016, the aggregate principal amount of revolving loans outstanding under the facility was $147.6 million.

Amortization payments are required with respect to the Facility on the last business day of each fiscal quarter, payable at $15.625 million per quarter for the fiscal quarter periods ending March 31, 2017 and thereafter. On October 31, 2016, DXP prepaid $12 million of the $15.625 million amortization payment due on March 31, 2017. The Fourth Amendment required additional term loan principal reductions of $17 million by December 31, 2016 and $14 million by March 31, 2017.  During October, 2015 DXP paid the mandatory $17 million and $14 million principal reductions.  At December 31, 2016, the aggregate principal amount of term loans outstanding under the Facility was $74.5 million. Substantially all of the Company’s assets are pledged as collateral to secure the credit facilities.

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

Under the terms of the Fourth and Fifth Amendments:

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

•	A financial covenant holiday has been provided through March 31, 2018 for the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio.
•	The minimum Asset Coverage Ratio was adjusted to 0.95 to 1.00 beginning June 30, 2016.
•	A Minimum Consolidated EBITDA and capital expenditure covenant were added to the Facility.

On December 31, 2016, the LIBOR based rate in effect under the Facility was LIBOR plus 5.0% and the prime based rate of the Facility was prime plus 4.0%. At December 31, 2016, $222.1 million was borrowed under the Facility at a weighted average interest rate of approximately 5.89%. At December 31, 2016, the Company had $37.3 million available for borrowing under the Facility.

Commitment fees of 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the condensed consolidated statements of operations.

The Facility’s principal financial covenants included:

Consolidated Leverage Ratio – The Facility requires that the Company’s Consolidated Leverage Ratio, determined at the end of each fiscal quarter, not to exceed 3.50 to 1.00 from July 1, 2017 through December 31, 2017, and not to exceed 3.25 to 1.00 on January 1, 2018 and thereafter. The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At December 31, 2016, the Company’s Leverage Ratio was 3.78 to 1.00, but the Facility does not require compliance with a Consolidated Leverage Ratio from June 30, 2016 through March 31, 2018.

Consolidated Fixed Charge Coverage Ratio – The Facility requires that the Consolidated Fixed Charge Coverage Ratio on the last day of each quarter be not less than 1.25 to 1.00 from July 1, 2017 and thereafter, with “Consolidated Fixed Charge Coverage Ratio” defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At December 31, 2016, the Company's Consolidated Fixed Charge Coverage Ratio was 0.77 to 1.00, but the Facility does not require compliance with a Consolidated Fixed Charge Coverage Ratio from June 30, 2016 through March 31, 2018.

Asset Coverage Ratio – The Facility requires that the Asset Coverage Ratio at any time be not less than 0.95 to 1.00 from June 30, 2016 and thereafter, with “Asset Coverage Ratio” defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date and excluding the Permitted Overadvance Facility. At December 31, 2016, the Company's Asset Coverage Ratio was 1.18 to 1.00.

Minimum Consolidated EBITDA– The  Facility requires that the Company’s Consolidated EBITDA for any twelve month period as of the last day of any calendar month ending during the periods specified below not be less than the corresponding amount set forth below:

Period	Minimum Consolidated EBITDA
December 31, 2016	$39,891,000
January 31, 2017	$40,576,000
February 28, 2017	$42,257,000
March 31, 2017	$43,276,000
April 30, 2017	$41,266,000
May 31, 2017	$39,283,000
June 30, 2017	$36,210,000
July 31, 2017	$42,968,000
August 31, 2017	$42,411,000
September 30, 2017	$39,306,000
October 31, 2017 and thereafter	$39,000,000

At December 31, 2016, the Company’s Consolidated EBITDA was $59,698,000.

The following table sets forth the computation of the Leverage Ratio as of December 31, 2016 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2016	Leverage Ratio

Income before taxes	$9,674
Before tax loss attributable to noncontrolling interest	886
Interest expense	15,564
Depreciation and amortization	29,994
Stock compensation expense	3,580
(A) Defined EBITDA	$59,698

As of December 31, 2016
Total long-term debt, including current maturities	$224,685
Unamortized debt issuance costs	992
(B) Defined indebtedness	$225,677

Leverage Ratio (B)/(A)	3.78

The following table sets forth the computation of the Fixed Charge Coverage Ratio as of December 31, 2016 (in thousands, except for ratios):

For the Twelve Months ended December 31, 2016

Defined EBITDA	$59,698
Cash paid for income taxes	4,780
Capital expenditures	4,868
(A) Defined EBITDA minus capital expenditures & cash income taxes	$50,050
Cash interest payments	$13,708
Dividends	90
Scheduled principal payments	50,831
(B) Fixed Charges	$64,629
Fixed Charge Coverage Ratio (A)/(B)	0.77

The following table sets forth the computation of the Asset Coverage Ratio as of December 31, 2016 (in thousands, except for ratios):

Credit facility outstanding balance	$147,600
Outstanding letters of credit	5,564
Defined indebtedness	$153,164

Accounts receivable (net), valued at 85% of gross	$126,581
Inventory, valued at 65% of gross	54,405
$180,986
Asset Coverage Ratio	1.18

As of December 31, 2016, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

2017	$51,354
2018	172,479
2019	905
2020	940
Thereafter	-

NOTE 10 - INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014

Domestic	$11,079	$(42,179)	$(21,349)
Foreign	(1,405)	3,259	(4,207)
Total income before taxes	$9,674	$(38,920)	$(25,556)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current -
Federal	$(902)	$5,182	$24,050
State	136	1,499	5,604
Foreign	602	2,493	2,150
	(164)	9,174	31,804
Deferred -
Federal	4,174	(7,090)	(10,544)
State	120	-	(1,769)
Foreign	(1,607)	(1,934)	191
	2,687	(9,024)	(12,122)
	$2,523	$150	$19,682

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income taxes computed at federal statutory rate	$3,386	$(13,622)	$(8,945)
State income taxes, net of federal benefit	166	974	2,492
Non-tax deductible impairment expense computed at federal statutory rate	-	15,765	24,444
Foreign adjustment	140	689	1,353
Meals and entertainment	361	620	801
Gain on sale of Vertex	(1,971)	-	-
Domestic Production Activity Deduction	-	(1,143)	(1,040)
Research and development tax credit	(886)	(1,730)	(587)
Foreign tax credit	(383)	(921)	(343)
Provision to return adjustments	927	-	-
Other	783	(482)	1,507
	$2,523	$150	$19,682

The net current and noncurrent components of deferred income tax balances are as follows (in thousands):

	December 31,
	2016	2015
Net current assets	$9,473	$8,996
Net non-current liabilities	(18,986)	(6,312)
Net assets (liabilities)	$(9,513)	$2,684

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Goodwill	$4,029	$9,136
Allowance for doubtful accounts	2,469	2,692
Inventories	3,944	3,312
Accruals	1,978	2,354
Research and development credit carryforward	886	-
Net operating loss carryforward	760	730
Cumulative translation adjustment	-	8,605
Capital loss carryforward	18,903	-
Other	309	730
Total deferred tax assets	33,278	27,559
Less valuation allowance	(19,633)	(730)
Total deferred tax asset, net of valuation Deferred tax liabilities	13,645	26,829
Intangibles	(10,042)	(13,314)
Property and equipment	(12,762)	(10,824)
Unremitted foreign earnings	(354)	(259)
Other	-	252
Net deferred tax asset (liability)	$(9,513)	$2,684

At December 31, 2016, the Company had $49.9 million of capital loss carryforward and $2.7 million of foreign net operating loss carryforward. The Company has recorded a valuation allowance for 100% of these carryforward amounts.  The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards and the deferred tax assets that may not be realized.

Total deferred tax assets at December 31, 2016 were reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors of $1.3 million, $2.7 million and $4.6 million which were recorded during 2013, 2014 and 2015, respectively, due to the Company improperly recognizing a deferred tax asset related to cumulative translation adjustment losses.  The Company evaluated the misstatement of each period and concluded the effects were immaterial.  Therefore, the Company decided to correct the accumulated $8.6 million error in the fourth quarter of 2016. We assessed the materiality of this misstatement and concluded the mistatement was not material to the results of operations or financial condition for the years ended December 31, 2016, 2015 and 2014.

NOTE 11 - SHARE-BASED COMPENSATION

Restricted Stock

Under the restricted stock plans approved by our shareholders, directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of December 31, 2016 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after date of grant; or 10% each year for ten years after date of grant. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.  At December 31, 2016, 419,597 shares were available for future grant.

Changes in restricted stock for the twelve months ended December 31, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2015	137,507	$54.58
Granted	108,553	$17.07
Forfeited	(39,000)	$65.41
Vested	(63,680)	$46.65
Non-vested at December 31, 2016	143,380	$26.76

Changes in restricted stock for the twelve months ended December 31, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2014	179,942	$52.71
Granted	35,821	$40.95
Forfeited	(20,855)	$41.34
Vested	(57,401)	$44.99
Non-vested at December 31, 2015	137,507	$54.58

Changes in restricted stock for the twelve months ended December 31, 2014 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2013	211,510	$36.17
Granted	52,219	$93.12
Forfeited	(14,112)	$38.68
Vested	(69,675)	$35.41
Non-vested at December 31, 2014	179,942	$52.71

Compensation expense, associated with restricted stock, recognized in the years ended December 31, 2016, 2015 and 2014 was $2.0 million, $3.0 million, and $3.6 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2016, 2015 and 2014 were approximately $0.8 million, $1.2 million and $1.4 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at December 31, 2016 and December 31, 2015 was $2.7 million and $4.9 million, respectively. As of December 31, 2016, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 15.2 months.

NOTE 12 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. For the years ended December 31, 2015 and 2014, we excluded the potential dilution of convertible preferred stock, which could be converted into 840,000 shares because they would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,

	2016	2015	2014
Basic:
Weighted average shares outstanding	15,042	14,423	14,639

Net income (loss) attributable to DXP Enterprises, Inc.	$7,702	$(38,536)	$(45,238)
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$7,612	$(38,626)	$(45,328)
Per share amount	$0.51	$(2.68)	$(3.10)

Diluted:
Weighted average shares outstanding	15,042	14,423	14,639
Assumed conversion of convertible preferred stock	840	-	-
Total dilutive shares	15,882	14,423	14,639
Net income (loss) attributable to common shareholders	$7,612	$(38,626)	$(45,328)
Convertible preferred stock dividend	90	-	-
Net income (loss) attributable to DXP Enterprises, Inc. for diluted earnings per share	$7,702	$(38,626)	$(45,328)
Per share amount	$0.49	$(2.68)	$(3.10)

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. Because holders of Preferred Stock do not participate in losses, the loss was not allocated to Preferred Stock for fiscal years 2015 and 2014. The Preferred Stock is convertible into 840,000 shares of common stock.

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

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC (“Cortech”) to expand DXP’s rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under the Facility as well as by issuing $4.4 million (148.8 thousand shares) of DXP common stock. Estimated intangible assets of $5.2 were recognized for this acquisition. In the first quarter of 2016, DXP adjusted the deferred tax liability associated with the acquisition by $151 thousand, which resulted in an adjusted goodwill balance of $8.7 million. All of the estimated goodwill is included in the Service Centers segment. Approximately $4.5 million of the goodwill and intangible assets are not deductible for tax purposes.

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

For the twelve months ended December 31, 2016, businesses acquired during 2015 contributed sales of $25.2 million and earnings (loss) before taxes of approximately $(0.3) million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2015 in connection with the acquisitions described above (in thousands):

	2015

	TSI	CORTECH

Cash	$-	$-
Accounts Receivable, net	442	2,293
Inventory	475	1,243
Property and equipment	42	253
Goodwill and intangibles	4,929	13,897
Other assets	100	21
Assets acquired	5,988	17,707
Current liabilities assumed	(335)	(2,610)
Non-current liabilities assumed[1]	(653)	(198)
Net assets acquired	$5,000	$14,899

(1)	Includes deferred tax liability of $0.6 million related to intangible assets acquired for 2015.

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2016 and 2015, assuming the acquisition of businesses completed in 2015 and the divestiture of a business completed in 2016 (previously discussed in Item 1, Business) were consummated as of January 1, 2015 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2016	2015
Net sales	$939.4	$1,228.9
Net income (loss) attributable to DXP Enterprises, Inc.	$5.5	$(40.7)
Per share data attributable to DXP Enterprises, Inc.
Basic earnings (loss)	$0.37	$(2.83)
Diluted earnings (loss)	$0.35	$(2.83)

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2015 and 2014, assuming the acquisition of businesses completed in 2015 and 2014 (previously discussed in Item 1, Business) were consummated as of January 1, 2014 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014
Net sales	$1,263	$1,541
Net income (loss)	$(37)	$(44)
Per share data
Basic earnings (loss)	$(2.60)	$(2.99)
Diluted earnings (loss)	$(2.60)	$(2.99)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2016, for non-cancelable leases are as follows (in thousands):

2017	$19,412
2018	13,785
2019	8,886
2020	5,125
2021	3,814
Thereafter	3,141

Rental expense for operating leases was $27.6 million, $32.7 million and $32.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) plan which is eligible to substantially all employees in the United States. For the years ended December 31, 2015 and 2014 as well as the first quarter of 2016, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $0.4 million, $2.6 million, and $2.5 million to the 401(k) plan in the years ended December 31, 2016, 2015, and 2014, respectively.  In 2016 the Company suspended indefinitely the employee match program.  The Company contributed in the first quarter of 2016 $0.4 million to the 401(k).  No other contributions were made during the remainder of 2016.

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2014 the Company had net other comprehensive (loss) income of ($0.1) million, respectively, related to changes in the market value of an investment with quoted market prices in an active market for identical instruments.  The Company recognized a $0.1 million loss in 2014 on the sale of this investment.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $(7.7) million, ($4.9) million and ($3.3) million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2016, 2015 and 2014, respectively. Comprehensive income for the year ended December 31, 2016 was reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors which accumulated during 2013, 2014 and 2015 due to the Company improperly recognizing an $8.6 million deferred tax asset on unrealized foreign currency losses not expected to be realized within one year. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the years ended December 31, 2016, 2015 and 2014.

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

Business Segmented Financial Information

The following table sets out financial information relating the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2016
Sales	$621,007	$187,124	$153,961	$962,092
Operating income for reportable segments, excluding amortization	47,634	9,867	15,449	72,950
Identifiable assets at year end	370,261	175,198	44,796	590,255
Capital expenditures	447	3,827	129	4,403
Proceeds from sale of fixed assets	1,038	168	-	1,206
Depreciation	6,520	3,834	126	10,480
Amortization	9,152	7,826	1,083	18,061
Interest expense	9,290	4,422	1,852	15,564

2015
Sales	$826,588	$254,829	$165,626	$1,247,043
Operating income for reportable segments, excluding impairment expense	78,170	21,584	14,213	113,967
Identifiable assets at year end	451,333	159,365	50,012	660,710
Capital expenditures	3,185	8,383	604	12,172
Depreciation	7,734	2,930	227	10,891
Amortization	10,334	8,406	1,881	20,621
Interest expense	2,967	6,881	1,084	10,932
Impairment expense by segment	15,842	52,893	-	68,735

2014
Sales	$987,561	$348,134	$163,967	$1,499,662
Operating income for reportable segments, excluding impairment expense	107,699	51,162	13,794	172,655
Identifiable assets at year end	568,182	202,228	54,637	825,047
Capital expenditures	4,100	4,043	122	8,265
Depreciation	8,416	2,381	397	11,194
Amortization	11,281	8,993	2,206	22,480
Interest expense	3,422	8,451	924	12,797
Impairment expense by segment	10,210	107,359	-	117,569

	Years Ended December 31,

	2016	2015	2014
Operating income for reportable segments, excluding impairment expense	$72,950	$113,967	$172,655
Adjustments for:
B27 settlement	-	7,348	-
Impairment expense	-	68,735	117,569
Amortization of intangibles	18,061	20,621	22,480
Corporate and other expense, net	35,557	45,179	45,234
Total operating income (loss)	19,332	(27,916)	(12,628)
Interest expense	15,564	10,932	12,797
Other expenses (income), net	(5,906)	72	131
Income (loss) before income taxes	$9,674	$(38,920)	$(25,556)

The Company had capital expenditures at Corporate of $0.5 million, $1.8 million, and $0.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company had identifiable assets at Corporate of $18.3 million, $23.3 million, and $19.3 million as of December 31, 2016, 2015, and 2014, respectively. Corporate depreciation was $1.4 million, $1.7 million, and $1.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues
United States	$873,926	$1,119,210	$1,300,493
Canada	88,166	127,833	195,633
Other	-	-	3,536
Total	$962,092	$1,247,043	$1,499,662

	As of December 31,
	2016	2015
Property and Equipment, net
United States	$48,635	$53,695
Canada	12,172	14,724
Dubai	-	84
Total	$60,807	$68,503

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions, except per share data):

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
2016
Sales	$253.6	$256.2	$230.0	$222.3
Gross profit	68.8	71.6	63.8	60.6
Impairment expense	-	-	-	-
Net income (loss)	(5.2)	5.1	0.1	7.1
Net income (loss) attributable to DXP Enterprises, Inc.	(5.1)	5.1	0.2	7.4
Earnings (loss) per share - basic	$(0.36)	$0.36	$0.02	$0.44
Earnings (loss) per share - diluted	$(0.36)	$0.34	$0.02	$0.42

2015
Sales	$341.6	$323.7	$303.1	$278.6
Gross profit	98.1	91.3	85.7	76.9
Impairment expense	-	-	58.9	9.8
Net income (loss)	9.7	7.2	(52.7)	(3.2)
Net income (loss) attributable to DXP Enterprises, Inc.	9.7	7.2	(52.4)	(3.0)
Earnings (loss) per share - basic	$0.67	$0.50	$(3.64)	$(0.20)

2014
Sales	$348.5	$381.6	$387.0	$382.6
Gross profit	101.7	111.0	113.4	106.7
Impairment expense	-	-	-	117.6
Net income (loss)	10.9	14.9	17.0	(88.1)
Earnings (loss) per share - basic	$0.74	$1.01	$1.16	$(6.09)

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

For the year ended December 31, 2016, the Company paid approximately $1.3 million in lease expenses to entities controlled by the Company’s Chief Executive Officer, David Little, $1.3 million in lease expenses to an entity in which a retired senior vice president holds a minority interest, and $0.3 million in lease expenses to an entity in which a retired senior vice president holds an interest, and the children of David Little hold a majority interest. The Company employs six people who work for David Little, and Mr. Little reimbursed the Company for the cost. Total cost to Mr. Little for the year ended December 31, 2016 for payroll, related payroll expenses, vehicles, fuel and supplies was $0.4 million. The Company employs two sons and two sons-in-laws of executives. Total wages and other compensation for 2016 was approximately $0.7 million for the four employees.

NOTE 20 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were issued.  There were no subsequent events that required recognition for disclosure unless elsewhere identified in this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2016, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in internal control over financial reporting as further discussed below.

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

Management has used the 2013 framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 due to material weaknesses in internal control over financial reporting as further discussed below.  Management’s remediation plans are also discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We had a material weakness in our control environment and monitoring to support the financial reporting process:

We did not design and maintain effective internal control over the accounting for income taxes, including the timely preparation of the income tax provision and schedules supporting the related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would allow for an effective review to identify a material misstatement.

We did not maintain effective management review controls over the monitoring and review of certain accounts, thus we were not able to properly conclude these account reconciliations and analyses were performed at an appropriate level of detail.  We did not design and maintain effective controls to provide reasonable assurance over the accuracy and completeness relating to:

•	Recognizing revenue in the proper period;
•	Maintaining adequate documentation to support proper revenue recognition;
•	Capturing and accounting for all fixed price contracts;
•	Obtaining proper approvals for contract change orders;
•	Documenting approval of management bonuses in a timely manner;
•	Improperly recording proceeds from property and equipment disposals to cost of sales;
•	Improper recording of valuation accounts in purchase accounting;
•	Obtaining proper approvals for freight invoices;
•	Accounting for fully amortized intangible assets;
•	Improperly recording operating leases on a method other than straight line recognition; and
•	Improper access to payroll records.

We had material weaknesses related to information technology general controls (“ITGC”).  We did not maintain effective ITGC, which are required to support automated controls and information technology (“IT”) functionality; therefore, automated controls and IT functionality were ineffective.

We had material weaknesses related to internal control activities to support the financial reporting process and failure to maintain adequate evidence of control operations.  We did not effectively design, document nor monitor (review, evaluate and assess) the risks associated with the key internal control activities that provide the accounting information contained in our financial statements.

Remediation Plans

During the year ended December 31, 2016, as part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and are implementing measures designed to improve our financial statement closing process and enhance certain internal controls, processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and address specific control deficiencies which contributed to the material weakness as discussed above. As a result of these efforts, the Company believes it has made progress as of March 31, 2017 toward remediating the underlying causes of the material weaknesses. Specifically, the Company has undertaken the following steps to remediate the deficiencies underlying these material weaknesses:

•	We augmented our tax accounting resources by engaging third party professionals to strengthen tax accounting review procedures in the United States and Canada;
•	We developed and implemented enhanced policies and procedures relating to tax account reconciliations and analysis;
•	We are implementing close procedures at an interim period to allow for more timely and increased oversight by our management of the calculation and reporting of certain tax balances; and
•	We are reassessing the design of our tax review controls to identify areas where enhanced precision will help detect and prevent material misstatements;
•	In connection with the remediation of the material weakness in our control activities, we are enhancing our policies relating to the documentation, review and approval of account reconciliations;
•
To enhance our information technology controls, we are implementing systems and processes in order to create an effective segregation of duties, restrict used access to applications and improve output controls;

•
We are implementing procedures to enhance the level of communication and understanding of our accounting and internal control policies and procedures in an effort to remediate the material weakness in our monitoring efforts.

We are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weaknesses in internal control will not be considered fully remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue its efforts to implement and test the new controls in order to make this final determination.

Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Hein & Associates LLP, the independent registered public accounting firm, which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ David R. Little	/s/ Mac McConnell
David R. Little	Mac McConnell
Chairman of the Board and	Senior Vice President/Finance and
Chief Executive Officer	Chief Financial Officer

ITEM 9B.	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy statement for the 2017 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

3.3
Amendment No. 1 to Bylaws of DXP Enterprises, Inc. (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K (File No. 000-21513:11993858), filed with the Commission on July 28, 2011).

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

+10.1
Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R.  Little (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-21513:04663259) for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

+10.2
Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-21513:04783822) for the quarterly period ended March 31, 2004, filed with the Commission on May 6, 2004).

+10.3
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-21513:06677037) for the fiscal year ended December 31, 2005, (filed with the Commission on March 10, 2006).

+10.4
Amendment Number One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:06979954), filed with the Commission on July 26, 2006).

+10.5
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-21513:06979954), filed with the Commission on July 26, 2006).

10.6
Stock Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Precision Industries, Inc., and the selling stockholders dated August 19, 2007, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:071068968), filed with the Commission on August 21, 2007).

10.7
Asset Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Lone Wolf Rental, LLC, Indian Fire and Safety, Inc., and the other parties named therein dated October 18, 2007, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513: 071183156), filed with the Commission on October 22, 2007).

10.8
Stock Purchase Agreement among DXP Enterprises, Inc., as Purchaser, Vertex Corporate Holdings, Inc., the stockholders of Vertex Corporate Holdings, Inc. and Watermill-Vertex Enterprises, LLC, dated August 28, 2008, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K (File No. 000-21513:081046461), filed with the Commission on August 29, 2008).

10.9
Amendment Number Two to Employment Agreement dated effective January 1, 2004 between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:09846339) filed with the Commission on May 22, 2009).

10.10
Asset Purchase Agreement, dated as of April 1, 2010, whereby DXP Enterprises, Inc. acquired the assets of Quadna, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:10731033), filed with the Securities and Exchange Commission on April 5, 2010).

10.11
Asset Purchase Agreement, dated as of November 22, 2010, whereby DXP Enterprises, Inc. acquired the assets of D&F Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:101211661), filed with the Securities and Exchange Commission on November 23, 2010).

10.12
Amendment Number One to Employment Agreement dated effective June 1, 2004 between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-21513:11823072)  filed with the Commission on May 9, 2011).

10.13
David Little Equity Incentive Program dated May 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-21513:11823072) filed with the Commission on May 9, 2011).

10.14
Asset Purchase Agreement, dated as of October 10, 2011, whereby DXP Enterprises, Inc. acquired the assets of Kenneth Crosby (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 000-21513:12679826) filed with the Commission on March 9, 2012).

10.15
Asset Purchase Agreement, dated as of December 30, 2011, whereby DXP Enterprises, Inc. acquired the assets of C.W. Rod Tool Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 000-21513:12679826) filed with the Commission on March 9, 2012).

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

10.18
Purchase Agreement, dated as of December 9, 2013, whereby DXP Enterprises, Inc. agreed to acquire all of the equity securities and units of B27, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on December 10, 2013).

10.19
Amended and Restated Credit Agreement dated as of January 2, 2014 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association, as Issuing Lender, and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2014).

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

10.22
Third Amendment to Restated Credit Agreement dated as of May 12, 2016 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association as Issuing Lender and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Commission on May 13, 2016).

10.23
Fourth Amendment to Restated Credit Agreement dated as of August 15, 2016 by and among DXP Enterprises, Borrower, and Wells Fargo Bank, National Association as Issuing Lender and Administrative Agent for other lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Commission on August 15, 2016).

10.24
Fifth Amendment to Amended and Restated Credit Agreement dated as of November 28, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the Commission on December 20, 2016).

10.25
DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period June 30, 2016, filed with the Commission on August 15, 2016).

10.26
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period June 30, 2016, filed with the Commission on August 15, 2016).

16.1	Letter of Grant Thornton LLP to the SEC dated May 24, 2016 (incorporated by reference to Exhibit 16.1 to Registrant’s current report on Form 8-K, filed with the Commission on May 24, 2016).

*21.1	Subsidiaries of the Company.

23.1	Consent of Hein and Associates LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101	Interactive Data Files

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

ITEM 16.	Form 10-K Summary.

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC. (Registrant)

By:	/s/ DAVID R. LITTLE
David R. Little
Chairman of the Board,
President and Chief Executive Officer

Dated: March 31, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	March 31, 2017
(Principal Executive Officer)

/s/Mac McConnell	Senior Vice President/Finance and	March 31, 2017
Mac McConnell	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Cletus Davis	Director	March 31, 2017
Cletus Davis

/s/Timothy P. Halter	Director	March 31, 2017
Timothy P. Halter

/s/David Patton	Director	March 31, 2017
David Patton