Form 10-Q
period 2017-07-26
DXP ENTERPRISES INC
filed 2017-07-27
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period fromto

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant's Common Stock outstanding as of July 27, 2017: 17,401,724 par value $0.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$2,479	$1,590
Trade accounts receivable, net of allowance for doubtful accounts of $8,966 in 2017 and $8,160 in 2016	160,370	148,919
Inventories, net	90,697	83,699
Costs and estimated profits in excess of billings on uncompleted contracts	19,218	18,421
Prepaid expenses and other current assets	3,875	2,138
Income taxes recoverable	3,198	2,558
Total current assets	279,837	257,325
Property and equipment, net	56,610	60,807
Goodwill	187,591	187,591
Other intangible assets, net of accumulated amortization of $76,443 in 2017 and $70,027 in 2016	86,707	94,831
Other long-term assets	1,734	1,498
Total assets	$612,479	$602,052
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt, less unamortized debt issuance costs of $744 in 2017	$217,974	$51,354
Trade accounts payable	88,953	78,698
Accrued wages and benefits	16,148	16,962
Customer advances	2,348	2,441
Billings in excess of costs and estimated profits on uncompleted contracts	2,719	2,813
Other current liabilities	12,460	14,391
Total current liabilities	340,602	166,659
Long-term debt, less current maturities and unamortized debt issuance costs of $992 in 2016	2,284	173,331
Deferred income taxes	11,765	9,513
Commitments and contingencies (Note 13)
Equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $112 ($100 per share); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $1,500 ($100 per share); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,401,724 at June 30, 2017 and 17,197,380 at December 31, 2016 shares issued	174	172
Additional paid-in capital	152,727	152,313
Retained earnings	124,617	117,396
Accumulated other comprehensive loss	(20,139)	(18,274)
Total DXP Enterprises, Inc. equity	257,395	251,623
Noncontrolling interest	433	926
Total equity	257,828	252,549
Total liabilities and equity	$612,479	$602,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$250,698	$256,215	$489,225	$509,776
Cost of sales	181,762	184,612	355,774	369,355
Gross profit	68,936	71,603	133,451	140,421
Selling, general and administrative expenses	58,679	62,754	114,958	133,574
Income from operations	10,257	8,849	18,493	6,847
Other expense (income), net	57	9	(171)	(146)
Interest expense	3,992	3,951	7,645	7,360
Income (loss) before provision for income taxes	6,208	4,889	11,019	(367)
Provision (benefit) for income taxes	2,239	(197)	4,056	(205)
Net income (loss)	3,969	5,086	6,963	(162)
Net loss attributable to noncontrolling interest	(166)	(84)	(305)	(220)
Net income attributable to DXP Enterprises, Inc.	4,135	5,170	7,268	58
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$4,113	$5,148	$7,223	$13

Net income (loss)	$3,969	$5,086	$6,963	$(162)
Cumulative translation adjustment	455	(251)	(1,865)	387
Comprehensive income	$4,424	$4,835	$5,098	$225

Basic earnings per share attributable to DXP Enterprises, Inc.	$0.24	$0.36	$0.42	$0.00
Weighted average common shares outstanding	17,404	14,503	17,406	14,494
Diluted earnings per share attributable to DXP Enterprises, Inc.	$0.23	$0.34	$0.40	$0.00
Weighted average common shares and common equivalent shares outstanding	18,244	15,343	18,246	15,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$7,268	$58
Less net loss attributable to non-controlling interest	(305)	(220)
Net income (loss)	6,963	(162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,155	5,997
Amortization of intangible assets	8,607	9,038
Bad debt expense	1,001	986
Amortization of debt issuance costs	628	477
Write off of debt issuance costs	-	967
Compensation expense for restricted stock	1,010	1,253
Tax loss related to vesting of restricted stock	-	565
Deferred income taxes	1,998	738
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(11,768)	4,483
Costs and estimated profits in excess of billings on uncompleted contracts	(780)	2,124
Inventories	(6,914)	5,650
Prepaid expenses and other assets	(1,923)	(1,145)
Trade accounts payable and accrued expenses	3,979	(13,734)
Billings in excess of costs and estimated profits on uncompleted contracts	(102)	(5,829)
Net cash provided by operating activities	7,854	11,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,118)	(2,930)
Equity method investment contribution	-	(4,000)
Net cash used in investing activities	(1,118)	(6,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	394,966	219,019
Principal payments on revolving line of credit and other long-term debt	(399,641)	(222,840)
Costs for registration of common shares	-	(226)
Debt issuance fees	(380)	-
Loss for non-controlling interest owners, net of tax	(187)	(136)
Dividends paid	(45)	(45)
Payment for employee taxes withheld from stock awards	(596)	(203)
Tax loss related to vesting of restricted stock	-	(565)
Net cash used in financing activities	(5,883)	(4,996)
EFFECT OF FOREIGN CURRENCY ON CASH	36	(88)
NET CHANGE IN CASH	889	(606)
CASH AT BEGINNING OF PERIOD	1,590	1,693
CASH AT END OF PERIOD	$2,479	$1,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") are engaged in the business of distributing maintenance, repair, and operating (MRO) products and services to industrial customers. Additionally, DXP provides integrated custom pump skid packages, pump remanufacturing, and manufactures branded private label pumps to industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS"), and Innovative Pumping Solutions ("IPS"). See Note 14 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated balance sheets as of December 31, 2016 and June 30, 2017 (unaudited), condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and June 30, 2016 (unaudited), and condensed consolidated statements of cash flows for the six months ended June 30, 2017 and June 30, 2016 (unaudited). All such adjustments represent normal recurring items.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of June 30, 2017, the total assets of the VIE were approximately $5.3 million including approximately $5.0 million of property and equipment compared to $5.2 million of total assets and $5.2 million of property and equipment at December 31, 2016. DXP is the primary customer of the VIE. For the three months ended June 30, 2017 and 2016, consolidation of the VIE increased cost of sales by approximately $0.3 million and $0.2 million, respectively and increased SG&A by approximately $0.2 million and $46 thousand, respectively.  For the six months ended June 30, 2017 and 2016, consolidation of the VIE increased cost of sales by approximately $0.5 million and $0.6 million, respectively and increased SG&A by approximately $0.5 million and $0.1 million, respectively.  The Company recognized a related income tax benefit of $0.3 million and $50 thousand, respectively, related to the VIE for the three months ended June 30, 2017 and 2016 and $0.5 million and $150 thousand, respectively, for the six months ended June 30, 2017 and 2016.  At June 30, 2017, the owners of 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP.

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

NOTE 3 – RISKS AND UNCERTAINTIES

We believe cash generated from our operations will meet our normal working capital needs during the next twelve months. We expect that we will be in compliance with the financial covenants under our credit facility through and including March 31, 2018. However, because our credit facility matures on March 31, 2018, and we do not foresee the ability to pay the credit facility with cash from our operations, we intend to seek alternative financing during the next nine months.  This alternative financing could include additional bank debt and/or the public or private sale of debt or equity securities.  If we issue securities as a way of obtaining such financing, that may substantially dilute the interests of our shareholders. However, we may not be able to obtain alternative financing on attractive terms.  Based upon discussions with investment bankers, DXP management believes that it is probable that DXP will have the ability to refinance the current debt before maturity.  DXP's Board of Directors has approved a plan to refinance the credit facility.  The plan to refinance could include institutional debt or equity, combined with an asset based revolving loan.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Standards Effective in 2017 or Earlier
Accounting Changes and Error Corrections. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-03 ("ASU 2017-03"), Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This update adds language to the SEC Staff Guidance in relation to ASU 2014-09, ASU 2016-02, and ASU 2016-13. This ASU 2017-03 provides the SEC Staff view that a registrant should consider additional quantitative and qualitative disclosures related to the previously mentioned ASUs in connection with the status and impact of their adoption. This guidance, which was effective immediately, did not have a material impact on our Condensed Consolidated Financial Statements.
Compensation – Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update aims to simplify aspects of accounting for share-based payment award transactions, including (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  The Company adopted the ASU January 1, 2017 and it had the following impact on the Company's Condensed Consolidated Financial Statements:

Topic	Method of Adoption	Impact on Consolidated Financial Statements
Recognize all excess tax benefits and tax deficiencies as income tax benefit or expense	Prospective
The Company recognized $0.2 million and $0.1 million of excess tax benefit in income taxes in the three and six months ended June 30, 2017, respectively, decreasing the effective tax rate for each period.

Excess tax benefits and deficiencies on the statement of cash flows are classified as an operating activity	Prospective
The Company recognized $0.1 million of excess tax benefit in the six months ended June 30, 2017 as an operating activity.  Prior to the adoption of the ASU 2016-09, the excess tax expense in the six months ended June 30, 2016 was $0.6 million recognized as a financing activity.

Employee taxes paid when an employer withholds shares for tax-withholding purposes on the statement of cash flows are classified as financing activity	Retrospective
The Company reclassified $0.2 million of employee taxes paid from cash flows from operating activities to cash flows from financing  on the Consolidated Statements of Cash Flows in the six months ended June 30, 2016.

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

Inventory. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in ASU 2015-11 clarify the subsequent measurement of inventory requiring an entity to subsequently measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. This ASU applies only to inventory that is measured using the first-in, first-out (FIFO) or average cost method. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in ASU 2015-11 should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company adopted this ASU January 1, 2017 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Standards Effective in 2018 or Later

Compensation - Stock Compensation.  In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently assessing the impact, if any, that this ASU will have upon adoption.
Intangibles-Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU is to simplify how an entity is required to test goodwill for impairment. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's goodwill impairment testing for the fiscal period beginning January 1, 2020, will follow the provisions of this ASU.  This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses.  The update is intended to provide financial statement users with more useful information about expected credit losses.  The amended guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the effect, if any, that the guidance will have on the Company's Consolidated Financial Statements and related disclosures.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its Consolidated Financial Statements.

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers, (2) identify the performance obligation(s) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation(s) in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement, as amended by ASU 2015-14, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes and financial statement disclosures.  Based on initial reviews, the standard is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Level 3 Inputs

Level 3 inputs are unobservable inputs for the asset or liability which require the Company's own assumptions.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

NOTE 6 – INVENTORIES, NET

The carrying values of inventories are as follows (in thousands):
	June 30, 2017	December 31, 2016
Finished goods	$79,525	$74,269
Work in progress	11,172	9,430
Inventories, net	$90,697	$83,699

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$24,974	$25,214
Estimated profits, thereon	3,491	6,274
Total	28,465	31,488
Less: billings to date	11,968	15,864
Net	$16,497	$15,624

Such amounts were included in the accompanying condensed consolidated balance sheets for 2017 and 2016 under the following captions (in thousands):
	June 30, 2017	December 31, 2016
Costs and estimated profits in excess of billings on uncompleted contracts	$19,218	$18,421
Billings in excess of costs and estimated profits on uncompleted contracts	(2,719)	(2,813)
Translation adjustment	(2)	16
Net	$16,497	$15,624

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment are as follows (in thousands):

	June 30, 2017	December 31, 2016

Land	$2,346	$2,346
Buildings and leasehold improvements	16,463	16,259
Furniture, fixtures and equipment	95,065	94,784
Less – Accumulated depreciation	(57,264)	(52,582)
Total property and equipment, net	$56,610	$60,807

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the six months ended June 30, 2017 (in thousands):
	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2016	$187,591	$94,831	$282,422
Translation adjustment	-	483	483
Amortization	-	(8,607)	(8,607)
Balance as of June 30, 2017	$187,591	$86,707	$274,298

The following table presents the goodwill balance by reportable segment (in thousands):
	June 30, 2017	December 31, 2016
Service Centers	$154,473	$154,473
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$187,591	$187,591

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$162,201	$(75,681)	$86,520	$163,022	$(68,446)	$94,576
Non-compete agreements	949	(762)	187	1,836	(1,581)	255
Total	$163,150	$(76,443)	$86,707	$164,858	$(70,027)	$94,831

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	June 30, 2017	December 31, 2016

Line of credit	$162,600	$147,600
Term loan	55,250	74,500
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	3,152	3,577
Less unamortized debt issuance costs	(744)	(992)
	220,258	224,685
Less: Current portion	(217,974)	(51,354)
Long-term debt less current maturities	$2,284	$173,331

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the "Original Facility"). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of August 6, 2015 (the "First Amendment"), that certain Second Amendment to the Amended and Restated Credit Agreement, dated as of September 30, 2015 (the "Second Amendment"), that certain Third Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2016 (the "Third Amendment"), that certain Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2016 (the "Fourth Amendment"), and that certain Fifth Amendment to the Amended and Restated Credit Agreement, dated as of November 28, 2016 (the "Fifth Amendment" and as so amended, the "Facility")), amending and restating the Original Facility. Pursuant to the Facility, as of June 30, 2017, the lenders named therein provided to DXP a $55.2 million term loan and a $190 million revolving line of credit.  The Facility expires on March 31, 2018.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.  As of June 30, 2017, the aggregate principal amount of revolving loans outstanding under the facility was $162.6 million.

Amortization payments are payable at $15.6 million per quarter for the fiscal quarter periods ending September 30, 2017 and thereafter. At June 30, 2017, the aggregate principal amount of term loan outstanding under the Facility was $55.2 million.

On June 30, 2017, the LIBOR based rate in effect under the Facility was LIBOR plus 5.0% and the prime based rate of the Facility was prime plus 4.0%. At June 30, 2017, $217.9 million was borrowed under the Facility at a weighted average interest rate of approximately 6.2%.  At June 30, 2017, the Company had $20.9 million available for borrowing under the Facility.

Commitment fees of 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the Condensed Consolidated Statements of Operations.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply monthly. Substantially all of the Company's assets are pledged as collateral to secure the credit facility.

NOTE 11 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plans approved by our shareholders, directors, consultants and employees were awarded shares of DXP's common stock. The shares of restricted stock granted to employees and that are outstanding as of June 30, 2017 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after the date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards was measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company's stock are issued. At June 30, 2017, 407,447 shares were available for future grants.

Changes in restricted stock for the six months ended June 30, 2017 were as follows:
	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2016	143,380	$26.76
Granted	12,150	$33.84
Forfeited	-	$-
Vested	(13,900)	$62.65
Non-vested at June 30, 2017	141,630	$23.84

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2017 and 2016 was $1.0 million and $1.3 million, respectively. Related income tax benefits recognized in earnings for the six months ended June 30, 2017 and 2016 were approximately $0.4 million and $0.5 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at June 30, 2017 and December 31, 2016 was $2.1 million and $2.7 million, respectively. As of June 30, 2017, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 15.0 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Weighted average shares outstanding	17,404	14,503	17,406	14,494
Net income attributable to DXP Enterprises, Inc.	$4,135	$5,170	$7,268	$58
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$4,113	$5,148	$7,223	$13
Per share amount	$0.24	$0.36	$0.42	$0.00

Diluted:
Weighted average shares outstanding	17,404	14,503	17,406	14,494
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	18,244	15,343	18,246	15,334
Net income attributable to common shareholders	$4,113	$5,148	$7,223	$13
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc. for diluted earnings per share	$4,135	$5,170	$7,268	$58
Per share amount	$0.23	$0.34	$0.40	$0.00

NOTE 13 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in aggregate, a material adverse effect on DXP's consolidated financial position, cash flows, or results of operations.

NOTE 14 - SEGMENT REPORTING

The Company's reportable business segments are:  Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, MRO products, equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

The following table sets out financial information related to the Company's segments (in thousands):

	For the Three Months Ended June 30,
	2017				2016
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$164,749	$44,470	$41,479	$250,698	$161,832	$54,353	$40,030	$256,215
Amortization	2,227	1,793	271	4,291	2,284	1,955	271	4,510
Income (loss) from operations	16,190	(38)	3,447	19,599	10,313	3,532	3,931	17,776
Income from operations, excluding amortization	$18,417	$1,755	$3,718	$23,890	$12,597	$5,487	$4,202	$22,286

	For the Six Months Ended June 30,
	2017				2016
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$313,461	$93,528	$82,236	$489,225	$329,334	$101,784	$78,658	$509,776
Amortization	4,477	3,588	542	8,607	4,579	3,917	542	9,038
Income from operations	27,281	1,676	7,234	36,191	17,555	1,876	7,140	26,571
Income from operations, excluding amortization	$31,758	$5,264	$7,776	$44,798	$22,134	$5,793	$7,682	$35,609

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income for reportable segments, excluding amortization	$23,890	$22,286	$44,798	$35,609
Adjustment for:
Amortization of intangible assets	4,291	4,510	8,607	9,038
Corporate expense	9,342	8,927	17,698	19,724
Income from operations	10,257	8,849	18,493	6,847
Interest expense	3,992	3,951	7,645	7,360
Other expense (income), net	57	9	(171)	(146)
Income (loss) before income taxes	$6,208	$4,889	$11,019	$(367)
NOTE 15 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim Condensed Consolidated Financial Statements were issued. There were no subsequent events that required recognition or disclosure unless elsewhere identified in this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and six months ended June 30, 2017 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q, and the financial statements and notes thereto included in our annual and quarterly reports. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include our ability to satisfy our debt covenants under our credit facility, our ability to refinance our debt on acceptable terms, the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, our success in remediating our internal control weaknesses, new or modified statutory or regulatory requirements and changing prices and market conditions, including reduced oil and gas prices, and demand for maintenance, repair and operating products, equipment and service, and our ability to obtain financing on favorable terms or amend our credit facility as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended June 30,				Six Months June 30,
	2017	%	2016	%	2017	%	2016	%
Sales	$250,698	100.0%	$256,215	100.0%	$489,225	100.0%	$509,776	100.0%
Cost of sales	181,762	72.5%	184,612	72.1%	355,774	72.7%	369,355	72.5%
Gross profit	68,936	27.5%	71,603	27.9%	133,451	27.3%	140,421	27.5%
Selling, general and administrative expense	58,679	23.4%	62,754	24.5%	114,958	23.5%	133,574	26.2%
Income from operations	10,257	4.1%	8,849	3.5%	18,493	3.8%	6,847	1.3%
Other expense (income), net	57	0.0%	9	0.0%	(171)	0.0%	(146)	0.0%
Interest expense	3,992	1.6%	3,951	1.5%	7,645	1.6%	7,360	1.4%
Income (loss) before taxes	6,208	2.5%	4,889	2.0%	11,019	2.2%	(367)	-0.1%
Provision(benefit) for income taxes	2,239	0.9%	(197)	0.0%	4,056	0.8%	(205)	0.0%
Net income (loss)	3,969	1.5%	5,086	2.0%	6,963	1.4%	(162)	0.0%
Net loss attributable to noncontrolling interest	(166)	0.0%	(84)	0.0%	(305)	-0.1%	(220)	0.0%
Net income attributable to DXP Enterprises, Inc.	$4,135	1.6%	$5,170	2.0%	$7,268	1.5%	$58	0.0%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.24		$0.36		$0.42		$0.00
Diluted earnings per share	$0.23		$0.34		$0.40		$0.00

DXP is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). The Service Centers are engaged in providing maintenance, repair and operating ("MRO") products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment provides a wide range of MRO products and manages all or part of our customer's supply chain, including inventory. The IPS segment fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps and manufactures branded private label pumps. Over 90% of DXP's revenues represent sales of products.

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

SALES. Sales for the three months ended June 30, 2017 decreased $5.5 million, or 2.2%, to approximately $250.7 million from $256.2 million for the prior corresponding period. Sales from Vertex, a business sold on October 1, 2016 accounted for $7.8 million of the decline in sales. Excluding second quarter 2016 sales of Vertex, on a same store sales basis, sales for the second quarter in 2017 increased by $2.3 million, or 0.9% from the prior corresponding period. This same store sales increase is the result of sales increases in our Service Center and SCS segments of $10.7 million and $1.4 million, respectively, offset partially by a decline in our IPS segment of $9.9 million, on a same store sales basis. These fluctuations in the sales in our segments are further explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2017 decreased by approximately 45 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 12 basis points. The overall decrease in profit percentage, on a same store sales basis is the result of an approximate 153 basis point increase in the gross profit percentage in our Service Center segment offset by an approximate 585 basis point decrease in the gross profit percentage in our IPS segment and 88 basis point decrease in the gross profit percentage in our Supply Chain segment. These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended June 30, 2017 decreased by approximately $4.1 million, or 6.5%, to $58.7 million from $62.8 million for the prior corresponding period. Selling, general and administrative expense from a business that was sold accounted for $2.0 million of the second quarter decrease. Excluding second quarter expenses from the business that was sold, on a same store sales basis, SG&A for the quarter decreased by $2.1 million, or 3.4%. The overall decline in SG&A, on a same store sales basis, is the result of decreased payroll, incentive compensation, related taxes and 401(k) expenses due to headcount and salary reductions and other cost reduction measures primarily implemented near the end of the first quarter of 2016.  Additionally, amortization expense declined by $0.2 million, on a same store sales basis. The remaining decline in SG&A expense for the second quarter of 2017 is consistent with the decrease in sales. As a percentage of sales, the second quarter 2017 expense decreased approximately 105 basis points to 23.4% from 24.5% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage decrease in SG&A exceeding the percentage decline in sales.

OPERATING INCOME.  Operating income for the second quarter of 2017 increased $1.4 million, to $10.3 million, from $8.8 million in the prior corresponding period. The operating income from the business sold in 2016 reduced the overall increase in operating income in the amount of 1.0 million. Excluding the operating income from the business sold, on a same store sales basis, operating income increased $2.4 million, or 31% from the prior corresponding period. This increase in operating income is primarily related to the decrease in SG&A discussed above.

INTEREST EXPENSE. Interest expense of $4.0 million for the second quarter of 2017 increased 1.0% from the prior corresponding period.  Increased interest rates under our credit facility were partially offset by a lower outstanding balance.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $2.9 million, or 1.8%, for the second quarter of 2017 compared to the prior corresponding period. Excluding $7.8 million of second quarter 2016 Service Centers segment sales from a business sold, Service Centers segment sales for the second quarter in 2016 increased $10.7 million, or 7.0% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of increased sales of rotating equipment, safety services, industrial supplies and bearings to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. Increases and decreases in DXP's sales to oil and gas related customers tend to lag many months behind increases and decreases in crude oil and natural gas prices and the drilling rig count. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the second quarter of 2017, this level of sales to the upstream oil and gas industry could be expected to continue, or improve, during the remainder of 2017. As a percentage of sales, the second quarter gross profit percentage for the Service Centers segment increased approximately 107 basis points but increased approximately 153 basis points on a same store sales basis, from the prior corresponding period. Operating income for the Service Centers segment increased $5.8 million, or 46.2%. The increase in operating income is primarily the result of the $3.2 million decline in SG&A, combined with the $2.6 million increase in gross profit.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $9.9 million, or 18.2 % for the second quarter of 2017 compared to the prior corresponding period. This decrease was primarily the result of the decline in capital spending by oil and gas producers and related businesses during the first half of 2016 when many of the projects recognized as sales during the second quarter of 2017 were ordered.  This level of IPS sales could be expected  to continue, or improve, during the remainder of 2017 if crude oil and natural gas prices and the drilling rig count remain at levels experienced during the second quarter of 2017.  As a percentage of sales, the second quarter gross profit percentage for the IPS segment decreased approximately 585 basis points from the prior corresponding period primarily as a result of competitive pricing pressures and a large breakeven sale in the second quarter of 2017.  Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income for the IPS segment decreased $3.7 million, or 68.0%, primarily as a result of the 585 basis point decrease in the gross profit percentage discussed above.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $1.4 million, or 3.6%, for the second quarter of 2017 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to customers in the oil and gas related industries.  We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S and Canada. Gross profit as a percentage of sales decreased approximately 88 basis points compared to the prior corresponding period primarily as a result of increased sales of lower margin products to oil and gas related customers.  Operating income for the SCS segment decreased 11.5 % primarily as a result of the decreased gross profit percentage combined with an increase in SG&A.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

SALES. Sales for the six months ended June 30, 2017 decreased $20.6 million, or 4.0%, to approximately $489.2 million from $509.8 million for the prior corresponding period. Sales from a business sold in 2016 accounted for $15.6 million of the decline in sales. Excluding the first six months of 2016 sales of the sold business, on a same store sales basis, sales for the first six months of 2017 decreased by $4.9 million, or 1.0% from the prior corresponding period. This same store sales decrease is the result of a decline in our Service Centers and IPS segments of $0.3 million and $8.3 million, respectively, slightly offset by a sales increase in our SCS segment of  $3.6 million, on a same store sales basis. These fluctuations in the sales in our segments are further explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2017 decreased by approximately 27 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales increased by approximately 8 basis points. The overall increase in the profit percentage, on a same store sales basis is the result of an approximate 87 basis point increase in the gross profit percentage in our Service Centers segment and an approximate 195 basis point decrease in the gross profit percentage in our IPS segment and an approximate 74 basis point decrease in gross profit percentage in our Supply Chain segment.   These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the six months ended June 30, 2017 decreased by approximately $18.6 million, or 13.9%, to $115.0 million from $133.6 million for the prior corresponding period. SG&A from a business that was sold accounted for $4.2 million of the decrease. Excluding the first six months of SG&A from the business that was sold, on a same store sales basis, SG&A decreased by $14.4 million, or 11.2%. The overall decline in SG&A, on a same store sales basis, is the result of decreased payroll, incentive compensation, related taxes and 401(k) expenses due to headcount and salary reductions and other cost reduction measures primarily implemented near the end of the first quarter of 2016.  Additionally, amortization expense declined by $0.4 million, on a same store sales basis. The remaining decline in SG&A for the first six months of 2017 is consistent with the decrease in sales. As a percentage of sales, the first six months of 2017 expense decreased approximately 270 basis points to 23.5% from 26.2% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage decrease in SG&A exceeding the percentage decline in sales.

OPERATING INCOME. Operating income for the first six months of 2017 increased $11.6 million, to $18.5 million, from $6.8 million in the prior corresponding period. The operating income from the business sold in 2016 reduced the overall increase in operating income in the amount of $1.8 million. Excluding the operating income from the business sold, on a same store sales basis, operating income increased $13.5 million, or 268.4% from the prior corresponding period. This increase in operating income is primarily related to the decrease in SG&A discussed above.

INTEREST EXPENSE. Interest expense for the first six months of 2017 increased 3.9% from the prior corresponding period primarily as a result of increased interest rates under our credit facility.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $15.9 million, or 4.8% for the first six months of 2017 compared to the prior corresponding period. Excluding $15.6 million of the first six months 2016 Service Centers segment sales from a business sold, Service Centers segment sales for the first six months in 2017 decreased $0.3 million, or 0.1% from the prior corresponding period, on a same store sales basis. This sales decrease is primarily the result of decreased sales of rotating equipment partially offset by increased sales of safety services and bearings. As a percentage of sales, the six month period gross profit percentage for the Service Centers increased approximately 41 basis points but increased approximately 87 basis points on a same store sales basis, from the prior corresponding period. Operating income for the Service Centers segment increased $11.5 million, or 56.4% on a same store sales basis. The increase in operating income is primarily the result of the decline in SG&A.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment decreased by $8.3 million, or 8.1% for the first six months of 2017 compared to the prior corresponding period. This decrease was primarily the result of the low level of capital spending by oil and gas producers and related businesses during the first half of 2016 when many of the projects recognized as sales during the second quarter of 2017 were ordered.  This level of IPS sales could be expected continue, or improve, during the remainder of 2017 if crude oil and natural gas prices and the drilling rig count remain at levels experienced during the second quarter of 2017.  As a percentage of sales, the six month period gross profit percentage for the IPS segment decreased approximately 195 basis points from the prior corresponding period primarily as a result competitive pricing pressures and a large breakeven sale in the 2017 period.  Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income for the IPS segment decreased $0.5 million, or 9.1%, primarily as a result of the 195 basis point decrease in the gross profit percentage discussed above, partially offset by a decrease in SG&A.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $3.6 million, or 4.5%, for the first six months of 2017 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to customers in the oil and gas industries.  We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S and Canada. Gross profit as a percentage of sales decreased approximately 74 basis points compared to the prior corresponding period primarily as a result of increased sales of lower margin products to oil and gas related customers.  Operating income for the SCS segment increased 1.2% primarily as a result of gross profit increasing more than SG&A increased.

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

The Company generated $7.9 million of cash from operating activities during the six months ended June 30, 2017 compared to $11.4 million during the prior corresponding period. The $3.6 million decrease in the amount of cash generated between the two periods was driven by a greater increase in working capital during the 2017 period, partially offset by a $7.2 million improvement in net income and a lower level of net adjustments to reconcile net income to net cash provided by operating activities.

During the first half of 2017, the amount available to be borrowed under our credit facility decreased from $37.3 million at December 31, 2016, to $20.9 million at June 30, 2017. This decrease in availability is primarily a result of the revolving line of credit reducing from $205 million at December 31, 2016, to $190 million at June 30, 2017.

Credit Facility

On July 11, 2012, DXP entered into a credit facility with Wells Fargo Bank National Association, as Issuing Lender, Swingline Lender and Administrative Agent for the lenders (as amended, the "Original Facility"). On January 2, 2014, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Issuing Lender and Administrative Agent for other lenders (as amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of August 6, 2015 (the "First Amendment"), that certain Second Amendment to the Amended and Restated Credit Agreement, dated as of September 30, 2015 (the "Second Amendment"), that certain Third Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2016 (the "Third Amendment"), that certain Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2016 (the "Fourth Amendment"), and that certain Fifth Amendment to the Amended and Restated Credit Agreement, dated as of November 28, 2016 (the "Fifth Amendment" and as so amended, the "Facility")), amending and restating the Original Facility. Pursuant to the Facility, as of June 30, 2017, the lenders named therein provided to DXP a $55.2 million term loan and a $190 million revolving line of credit.  The Facility expires on March 31, 2018.  Loans made from the Facility may be used for working capital and general corporate purposes of DXP and its subsidiaries.  As of June 30, 2017, the aggregate principal amount of revolving loans outstanding under the facility was $162.6 million.

Amortization payments are payable at $15.6 million per quarter for the fiscal quarter periods ending September 30, 2017 and thereafter. At June 30, 2017, the aggregate principal amount of term loan outstanding under the Facility was $55.2 million.

On June 30, 2017, the LIBOR based rate in effect under the Facility was LIBOR plus 5.0% and the prime based rate of the Facility was prime plus 4.0%. At June 30, 2017, $217.9 million was borrowed under the Facility at a weighted average interest rate of approximately 6.2%.  At June 30, 2017, the Company had $20.9 million available for borrowing under the Facility.

Commitment fees of 0.50% per annum are payable on the portion of the Facility capacity not in use at any given time on the line of credit. Commitment fees are included as interest in the Condensed Consolidated Statements of Operations.

The Facility contains financial covenants defining various financial measures and levels of these measures with which the Company must comply. Covenant compliance is assessed as of each month end. Substantially all of the Company's assets are pledged as collateral to secure the credit facility.

The Facility's principal financial covenants included:

Consolidated Leverage Ratio – The Consolidated Leverage Ratio is defined as the outstanding indebtedness divided by Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Indebtedness is defined under the Facility for financial covenant purposes as: (a) all obligations of DXP for borrowed money including but not limited to obligations evidenced by bonds, debentures, notes or other similar instruments; (b) obligations to pay deferred purchase price of property or services; (c) capital lease obligations; (d) obligations under conditional sale or other title retention agreements relating to property purchased; and (e) contingent obligations for funded indebtedness. At June 30, 2017, the Company's Leverage Ratio was 3.16 to 1.00, but the Facility does not require compliance with a Consolidated Leverage Ratio from June 30, 2016 through March 31, 2018.

Consolidated Fixed Charge Coverage Ratio – The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA for the period of 4 consecutive fiscal quarters ending on such date minus capital expenditures during such period (excluding acquisitions) minus income tax expense paid minus the aggregate amount of restricted payments defined in the agreement to (b) the interest expense paid in cash, scheduled principal payments in respect of long-term debt and the current portion of capital lease obligations for such 12-month period, determined in each case on a consolidated basis for DXP and its subsidiaries. At June 30, 2017, the Company's Consolidated Fixed Charge Coverage Ratio was 0.88 to 1.00, but the Facility does not require compliance with a Consolidated Fixed Charge Coverage Ratio from June 30, 2016 through March 31, 2018.

Asset Coverage Ratio – The Facility requires that the Asset Coverage Ratio at any time be not less than 0.95 to 1.00 from June 30, 2016 and thereafter, with "Asset Coverage Ratio" defined as the ratio of (a) the sum of 85% of net accounts receivable plus 65% of net inventory to (b) the aggregate outstanding amount of the revolving credit on such date and excluding the Permitted Overadvance Facility. At June 30, 2017, the Company's Asset Coverage Ratio was 1.16 to 1.00.

Minimum Consolidated EBITDA– The  Facility requires that the Company's Consolidated EBITDA for any twelve month period as of the last day of any calendar month ending during the periods specified below not be less than the corresponding amount set forth below:
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

The Company's Consolidated EBITDA for the twelve months ended June 30, 2017 was $69,991,000.

The following table sets forth the computation of the Consolidated Leverage Ratio as of June 30, 2017 (in thousands, except for ratios):
For the Twelve Months ended June 30, 2017

Income before taxes	$21,060
Before tax loss attributable to noncontrolling interest	1,024
Interest expense	15,849
Depreciation and amortization	28,721
Stock compensation expense	3,337
(A) Defined EBITDA	$69,991
As of June 30, 2017
Total long-term debt, including current maturities	$220,258
Unamortized debt issuance costs	744
(B) Defined indebtedness	$221,002
Consolidated Leverage Ratio (B)/(A)	3.16

The following table sets forth the computation of the Consolidated Fixed Charge Coverage Ratio as of June 30, 2017 (in thousands, except for ratios):

For the Twelve Months ended June 30, 2017

Defined EBITDA	$69,991
Cash paid for income taxes	3,557
Capital expenditures	3,055
(A) Defined EBITDA minus capital expenditures & cash income taxes	$63,379
Cash interest payments	$14,809
Dividends	91
Scheduled principal payments	56,954
(B) Fixed charges	$71,854
Consolidated Fixed Charge Coverage Ratio (A)/(B)	0.88

The following table sets forth the computation of the Asset Coverage Ratio as of June 30, 2017 (in thousands, except for ratios):
Accounts receivable (net), valued at 85% of gross	$136,596
Inventory, valued at 65% of gross	58,953
(A)Aggregate outstanding	$195,549

Credit facility outstanding balance	$162,600
Outstanding letters of credit	6,454
(B)	$169,054
Asset Coverage Ratio (A)/(B)	1.16

Borrowings (in thousands):
	June 30, 2017	December 31, 2016	Increase (Decrease)
Current maturities of long-term debt, less unamortized debt issuance costs (2)	$217,974	$51,354	$166,620
Long-term debt	2,284	173,331	(171,047)
Total long-term debt (2)	$220,258	$224,685	$(4,427)
Amount available (1)	$20,946	$37,347	$(16,401)

(1) Represents the amount available to be borrowed at the indicated date under the Facility under the most restrictive covenant. The decrease in the amount available to be borrowed is primarily the result of the revolving line of credit reducing from $205 million at December 31, 2016, to $190 million at June 30, 2017.
(2) All of our debt under the Facility has been characterized as current because the Facility matures on March 31, 2018.

Performance Metrics (in days):
	Three Months Ended June 30,
			Increase
	2017	2016	(Decrease)

Days of sales outstanding	61.5	60.1	1.4
Inventory turns	8.0	7.5	0.5

Accounts receivable days of sales outstanding were 61.5 days at June 30, 2017 compared to 60.1 days at June 30, 2016.  The 1.4 days increase was primarily due to June 2017 sales representing a larger percentage of sales for the 2017 quarter compared to the same for the 2016 quarter.  Inventory turns were 8.0 times at June 30, 2017 compared to 7.5 times at June 30, 2016.  The increase is primarily the result of low inventory turns in 2016 related to the 2016 organic sales decline, which resulted in 2016 sales decreasing faster than inventory decreased.

Funding Commitments

We believe cash generated from our operations will meet our normal working capital needs during the next twelve months. We expect we will be in compliance with the financial covenants under the Facility through and including March 31, 2018.  However, because the credit facility matures on March 31, 2018, and we do not foresee the ability to pay the credit facility with cash from our operations, we intend to seek alternative financing during the next nine months. This alternative financing could include additional bank debt or the public or private sale of debt or equity securities.  If we issue securities as a way of obtaining such cash, the share issuance may substantially dilute the interests of our shareholders. However, we may not be able to obtain alternative financing on attractive terms.  Based upon discussions with investment bankers, DXP management believes that it is probable that DXP will have the ability to refinance the current debt before maturity. DXP's Board of Directors has approved a plan to refinance the credit facility.  This plan to refinance could include institutional debt or equity, combined with an asset based revolving loan.

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

The Company has not made any sales of common stock in the six months ended June 30, 2017.

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

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results expected for the full fiscal year.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of June 30, 2017, the total assets of the VIE were approximately $5.3 million including approximately $5.0 million of property and equipment compared to $5.2 million of total assets and $5.2 million of property and equipment at December 31, 2016. DXP is the primary customer of the VIE. For the three months ended June 30, 2017 and 2016, consolidation of the VIE increased cost of sales by approximately $0.3 million and $0.2 million, respectively and increased SG&A by approximately $0.2 million and $46 thousand, respectively.  For the six months ended June 30, 2017 and 2016, consolidation of the VIE increased cost of sales by approximately $0.5 million and $0.6 million, respectively and increased SG&A by approximately $0.5 million and $0.1 million, respectively.  The Company recognized a related income tax benefit of $0.3 million and $50 thousand, respectively, related to the VIE for the three months ended June 30, 2017 and 2016 and $0.5 million and $150 thousand, respectively, for the six months ended June 30, 2017 and 2016.  At June 30, 2017, the owners of 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at June 30, 2017 and 2016, a 100 basis point change in interest rates would result in approximately a $2.2 million and a $3.5 million change in annual interest expense, respectively. The decrease from 2016 is primarily the result of paying down debt during 2016 and 2017.

ITEM 4: CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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
We had material weaknesses related to information technology general controls ("ITGC").  We did not maintain effective ITGC, which are required to support automated controls and information technology ("IT") functionality; therefore, automated controls and IT functionality were ineffective.

We had material weaknesses related to internal control activities to support the financial reporting process and failure to maintain adequate evidence of control operations.  We did not effectively design, document nor monitor (review, evaluate and assess) the risks associated with the key internal control activities that provide the accounting information contained in our financial statements.

Remediation Plans

Beginning in the fourth quarter of 2016, as part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and are continuing to implement measures designed to improve our financial closing process and enhance certain internal controls, processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and address specific control deficiencies which contributed to the material weaknesses as discussed above. As a result of these efforts, the Company believes it has made progress as of June 30, 2017 toward remediating the underlying causes of the material weaknesses. Specifically, the Company has undertaken the following steps to remediate the deficiencies underlying these material weaknesses:

•	We augmented our tax accounting resources by engaging third party professionals and hiring an experienced tax director to strengthen tax accounting review procedures in the United States and Canada.
•	We developed and implemented enhanced policies and procedures relating to tax account reconciliations and analysis.
•	We are implementing close procedures at interim periods to allow for more timely and increased oversight by our management of the calculation and reporting of certain tax balances.
•	We are reassessing the design of our tax review controls to identify areas where enhanced precision will help detect and prevent material misstatements.
•	In connection with the remediation of the material weakness in our control activities, we are enhancing our policies relating to the documentation, review and approval of account reconciliations.
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

Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP's consolidated financial position, cash flows, or results of operations.

ITEM 1A. RISK FACTORS.

No material changes have occurred from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-10021), filed with the Commission on August 12, 1996).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit A to the Registrant's Current Report on Form 8-K, filed with the Commission on July 28, 2011 (file no. 000-71513)).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

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

DXP ENTERPRISES, INC.
(Registrant)
By: /s/ Kent Yee
Kent Yee
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)

Dated: July 27, 2017