Form 10-Q
period 2017-09-30
DXP ENTERPRISES INC
filed 2017-11-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an "emerging growth company". See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emergingy growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of registrant's Common Stock outstanding as of November 9, 2017: 17,391,816 par value $0.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$19,473	$1,590
Restricted Cash	3,614	-
Trade accounts receivable, net of allowance for doubtful accounts of $9,634 in 2017 and $8,160 in 2016	165,235	148,919
Inventories, net	87,720	83,699
Costs and estimated profits in excess of billings on uncompleted contracts	24,191	18,421
Prepaid expenses and other current assets	4,290	2,138
Income taxes recoverable	2,404	2,558
Total current assets	306,927	257,325
Property and equipment, net	55,703	60,807
Goodwill	187,591	187,591
Other intangible assets, net of accumulated amortization of $80,105 in 2017 and $70,027 in 2016	83,045	94,831
Other long-term assets	1,809	1,498
Total assets	$635,075	$602,052
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,365	$51,354
Trade accounts payable	81,518	78,698
Accrued wages and benefits	14,735	16,962
Customer advances	4,910	2,441
Billings in excess of costs and estimated profits on uncompleted contracts	3,032	2,813
Other current liabilities	14,726	14,391
Total current liabilities	122,286	166,659
Long-term debt, less current maturities and unamortized debt issuance costs of $10,531 in 2017 and $992 in 2016	239,042	173,331
Deferred income taxes	12,102	9,513
Commitments and contingencies (Note 13)
Equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $112 ($100 per share); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $1,500 ($100 per share); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,388,910 at September 30, 2017 and 17,197,380 at December 31, 2016 shares issued	174	172
Additional paid-in capital	152,857	152,313
Retained earnings	127,560	117,396
Accumulated other comprehensive loss	(19,309)	(18,274)
Total DXP Enterprises, Inc. equity	261,298	251,623
Noncontrolling interest	347	926
Total equity	261,645	252,549
Total liabilities and equity	$635,075	$602,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$251,930	$230,025	$741,155	$739,801
Cost of sales	184,967	166,205	540,741	535,560
Gross profit	66,963	63,820	200,414	204,241
Selling, general and administrative expenses	60,453	58,887	175,411	192,461
Income from operations	6,510	4,933	25,003	11,780
Other income, net	(153)	(251)	(324)	(397)
Interest expense	4,928	4,338	12,573	11,698
Income before provision for income taxes	1,735	846	12,754	479
Provision (benefit) for income taxes	(1,176)	664	2,880	459
Net income	2,911	182	9,874	20
Net loss attributable to noncontrolling interest	(55)	(81)	(360)	(301)
Net income attributable to DXP Enterprises, Inc.	2,966	263	10,234	321
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$2,943	$240	$10,166	$253

Net income	$2,911	$182	$9,874	$20
Cumulative translation adjustment	830	19	(1,035)	409
Comprehensive income	$3,741	$201	$8,839	$429

Basic earnings per share attributable to DXP Enterprises, Inc.	$0.17	$0.02	$0.58	$0.02
Weighted average common shares outstanding	17,394	14,600	17,402	14,529
Diluted earnings per share attributable to DXP Enterprises, Inc.	$0.16	$0.02	$0.56	$0.02
Weighted average common shares and common equivalent shares outstanding	18,234	15,440	18,242	15,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$10,234	$321
Less net loss attributable to non-controlling interest	(360)	(301)
Net income	9,874	20
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,655	9,070
Amortization of intangible assets	12,943	13,557
Bad debt expense	1,466	1,476
Amortization of debt issuance costs	1,071	673
Write off of debt issuance costs	578	967
Compensation expense for restricted stock	1,392	1,944
Tax loss related to vesting of restricted stock	-	619
Deferred income taxes	2,000	(121)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(16,397)	9,965
Costs and estimated profits in excess of billings on uncompleted contracts	(5,701)	5,067
Inventories	(3,827)	5,818
Prepaid expenses and other assets	(2,362)	(608)
Trade accounts payable and accrued expenses	(354)	(8,560)
Billings in excess of costs and estimated profits on uncompleted contracts	189	(4,171)
Net cash provided by operating activities	8,527	35,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,157)	(3,843)
Proceeds from sale of property and equipment	-	1,198
Equity method investment contribution	-	(3,214)
Net cash used in investing activities	(2,157)	(5,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	728,822	324,229
Principal payments on revolving line of credit and other long-term debt	(701,561)	(356,497)
Costs for registration of common shares	-	5,959
Debt issuance fees	(11,188)	(616)
Loss for non-controlling interest owners, net of tax	(219)	(186)
Dividends paid	(68)	(68)
Payment for employee taxes withheld from stock awards	(848)	(238)
Tax loss related to vesting of restricted stock	-	(619)
Net cash provided by (used in) financing activities	14,938	(28,036)
EFFECT OF FOREIGN CURRENCY ON CASH	189	(85)
NET CHANGE IN CASH	21,497	1,736
CASH AT BEGINNING OF PERIOD	1,590	1,693
CASH AT END OF PERIOD	$23,087	$3,429

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated balance sheets as of December 31, 2016 and September 30, 2017 (unaudited), condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and September 30, 2016 (unaudited), and condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and September 30, 2016 (unaudited). All such adjustments represent normal recurring items.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of September 30, 2017, the total assets of the VIE were approximately $5.4 million including approximately $4.9 million of property and equipment compared to $5.2 million of total assets and $5.2 million of property and equipment at December 31, 2016. DXP is the primary customer of the VIE. For the three months ended September 30, 2017 and 2016, consolidation of the VIE increased cost of sales by approximately $0.3 million and $0.2 million, respectively and increased SG&A by approximately $0.3 million and $58 thousand, respectively. For the nine months ended September 30, 2017 and 2016, consolidation of the VIE increased cost of sales by approximately $0.7 million and $0.8 million, respectively and increased SG&A by approximately $0.8 million and $0.2 million, respectively.  The Company recognized a related income tax benefit of $33 thousand and $50 thousand, respectively, related to the VIE for the three months ended September 30, 2017 and 2016 and $219 thousand and $130 thousand, respectively, for the nine months ended September 30, 2017 and 2016.  At September 30, 2017, the owners of 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP.

Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. During the first quarter of 2016, DXP invested $4.0 million in a related party equity method investment.  During the third and fourth quarters of 2016, the investment was reduced to zero by $4.0 million of distributions received from the entity. As of September 30, 2017, a $0.2 million receivable related to the return DXP earned on this investment is included in other current assets.

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
The Company recognized $0.2 million and $0.3 million of excess tax benefit in income taxes in the three and nine months ended September 30, 2017, respectively, decreasing the effective tax rate for each period.

Excess tax benefits and deficiencies on the statement of cash flows are classified as an operating activity	Prospective
The Company recognized $0.3 million of excess tax benefit in the nine months ended September 30, 2017 as an operating activity.  Prior to the adoption of the ASU 2016-09, the excess tax expense in the nine months ended September 30, 2016 was $0.6 million recognized as a financing activity.

Employee taxes paid when an employer withholds shares for tax-withholding purposes on the statement of cash flows are classified as financing activity	Retrospective
The Company reclassified $0.2 million of employee taxes paid from cash flows from operating activities to cash flows from financing  on the Consolidated Statements of Cash Flows in the nine months ended September 30, 2016.

Accounting for forfeitures and tax withholding elections	Prospective	The Company has not changed its accounting policy for forfeitures. There is no significant impact on Consolidated Financial Statements.

Income Taxes. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The update requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The update simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within.  The Company adopted this ASU January 1, 2017 and reclassified $9.5 million of current deferred income tax assets from current assets to non-current deferred income tax liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2016.

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

Statement of Cash Flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Classification of Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 should be applied retrospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted this ASU September 30, 2017 and classified $3.6 million of cash to restricted cash. This cash deposit was required as collateral for letters of credit outstanding under our previously existing credit facility.;

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

The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes and financial statement disclosures. We have engaged third party consultants to assist us in assessing our contracts with customers, processes and controls required to address the impact that ASU No. 2014-09 will have on our business. The Company believes that our current plan will enable us to implement our new procedures and controls; and assess the cumulative effect of applying ASU No. 2014-09 at the date of initial application. Based on our overall assessment performed to date, the standard is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 5 – INVENTORIES, NET

The carrying values of inventories are as follows (in thousands):
	September 30, 2017	December 31, 2016
Finished goods	$75,213	$74,269
Work in progress	12,507	9,430
Inventories, net	$87,720	$83,699

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$31,584	$25,214
Estimated profits, thereon	3,097	6,274
Total	34,681	31,488
Less: billings to date	13,530	15,864
Net	$21,151	$15,624

Such amounts were included in the accompanying condensed consolidated balance sheets for 2017 and 2016 under the following captions (in thousands):
	September 30, 2017	December 31, 2016
Costs and estimated profits in excess of billings on uncompleted contracts	$24,191	$18,421
Billings in excess of costs and estimated profits on uncompleted contracts	(3,032)	(2,813)
Translation adjustment	(8)	16
Net	$21,151	$15,624

NOTE 7 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment are as follows (in thousands):

	September 30, 2017	December 31, 2016

Land	$2,345	$2,346
Buildings and leasehold improvements	16,668	16,259
Furniture, fixtures and equipment	96,337	94,784
Less – Accumulated depreciation	(59,647)	(52,582)
Total property and equipment, net	$55,703	$60,807

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the nine months ended September 30, 2017 (in thousands):
	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2016	$187,591	$94,831	$282,422
Translation adjustment	-	1,157	1,157
Amortization	-	(12,943)	(12,943)
Balance as of September 30, 2017	$187,591	$83,045	$270,636

The following table presents the goodwill balance by reportable segment (in thousands):
	September 30, 2017	December 31, 2016
Service Centers	$154,473	$154,473
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$187,591	$187,591

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$162,201	$(79,315)	$82,886	$163,022	$(68,446)	$94,576
Non-compete agreements	949	(790)	159	1,836	(1,581)	255
Total	$163,150	$(80,105)	$83,045	$164,858	$(70,027)	$94,831

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	September 30, 2017	December 31, 2016

ABL Revolver	$-	$-
Term Loan B	250,000	-
Line of credit	-	147,600
Term loan	-	74,500
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	2,938	3,577
Less unamortized debt issuance costs	(10,531)	(992)
	242,407	224,685
Less: Current portion	(3,365)	(51,354)
Long-term debt less current maturities	$239,042	$173,331

Senior Secured Term Loan B:
On August 29, 2017, DXP entered into a six year Senior Secured Term Loan B (the "Term Loan") with an original principal amount of $250 million which amortizes in equal quarterly installments of 0.25% with the balance payable in August 2023, when the facility matures.  Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size up to an aggregate of $30 million, in minimum increments of $10 million, plus an additional amount such that DXP's secured leverage ratio (as defined under the Term Loan) would not exceed 3.60 to 1.00. We are required to repay the Term Loan in connection with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, reducing to 25%, if our total leverage ratio is no more than 3.00 to 1.00 and 0%, if our total leverage ratio is no more than 2.50 to 1.00. In addition, the Term Loan contains a number of customary restrictive covenants.
The interest rate for the Term Loan was 6.7 % as of September 30, 2017.
The Term Loan B Agreement requires that the company's Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of restricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2017, is either equal to or less than as indicated in the table below:
Fiscal Quarter	Secured Leverage Ratio
December 31, 2017	5.75:1.00
March 31, 2018	5.75:1.00
June 30, 2018	5.50:1.00
September 30, 2018	5.50:1.00
December 31, 2018	5.25:1.00
March 31, 2019	5.25:1.00
June 30, 2019	5.00:1.00
September 30, 2019	5.00:1.00
December 31, 2019	4.75:1.00
March 31, 2020	4.75:1.00
June 30, 2020 and each Fiscal Quarter thereafter	4.50:1.00
As of September 30, 2017, the company's consolidated Secured Leverage Ratio was 3.61 to 1.00.

The Term Loan is guaranteed by each of the Company's direct and indirect material wholly owned subsidiaries, other than any of the Company's Canadian subsidiaries and certain other excluded subsidiaries.

The Term Loan is secured by substantially all of the assets of the Company.
ABL Facility
On August 29, 2017, DXP also entered into a five year, $85 million Asset Based Loan and Security Agreement (the "ABL Credit Agreement").  The ABL Credit Agreement provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million (the "ABL Loans"). The ABL Loans may be increased, in increments of $10.0 million, up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time.

The obligations of the Borrowers are guaranteed by the Company and its direct and indirect material wholly-owned subsidiaries other than certain excluded subsidiaries.
The ABL Credit Agreement contains a financial covenant restricting the Company from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under ABL Facility falls below a threshold set forth in the ABL Credit Agreement.
The ABL Loan is secured by substantially all of the assets of the Company.

Termination of Previously Existing Credit Facility

As set forth above, on August 29, 2017, the Company terminated its previously existing credit agreement and facility and replaced it with the Term Loan and the ABL Credit Agreement. The terminated facility was under the Amended and Restated Credit Agreement, dated as of January 2, 2014, by and among the Company, as borrower, and Wells Fargo Bank, National Association, as issuing lender and administrative agent for other lenders (the "Original Credit Agreement"). This Original Credit Agreement was subsequently amended five times by the First Amendment to Restated Credit Agreement dated as of August 6, 2015, Second Amendment to Restated Credit Agreement dated as of September 30, 2015, Third Amendment to Restated Credit Agreement dated as of May 12, 2016, Fourth Amendment to Restated Credit Agreement dated as of August 15, 2016, and Fifth Amendment to Amended and Restated Credit Agreement dated as of November 28, 2016. A description of the material terms of these terminated agreements can be found in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

NOTE 10 – INCOME TAXES

Our effective tax rate from continuing operations was a tax benefit of 67.8% for the three months ended September 30, 2017 compared to a tax expense of 78.5% for the three months ended September 30, 2016. Compared to the U.S. statutory rate for the three months ended September 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, the change in valuation allowance recorded against deferred tax assets, and research and development tax credits. Compared to the U.S. statutory rate for the three months ended September 30, 2016, the effective tax rate was increased by state taxes and nondeductible expenses.

Our effective tax rate from continuing operations was a tax expense of 22.6% for the nine months ended September 30, 2017 compared to a tax expense of 95.8% for the nine months ended September 30, 2016. Compared to the U.S. statutory rate for the nine months ended September 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, the change in valuation allowance recorded against deferred tax assets, and research and development tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2016, the effective tax rate was increased by state taxes and nondeductible expenses.

NOTE 11 - STOCK-BASED COMPENSATION

Restricted Stock

Under the restricted stock plans approved by our shareholders, directors, consultants and employees were awarded shares of DXP's common stock. The shares of restricted stock granted to employees and that are outstanding as of September 30, 2017 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after the date of grant; 20% each year for five years after the grant date; or 10% each year for ten years after the grant date. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards was measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company's stock are issued. At September 30, 2017, 401,223 shares were available for future grants.

Changes in restricted stock for the nine months ended September 30, 2017 were as follows:
	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2016	143,380	$26.76
Granted	18,672	$34.07
Forfeited	(298)	$59.60
Vested	(79,853)	$25.14
Non-vested at September 30, 2017	81,901	$29.88

Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2017 and 2016 was $1.4 million and $1.9 million, respectively. Related income tax benefits recognized in earnings for the nine months ended September 30, 2017 and 2016 were approximately $0.6 million and $0.6 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at September 30, 2017 and December 31, 2016 was $1.9 million and $2.7 million, respectively. As of September 30, 2017, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 17.4 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Weighted average shares outstanding	17,394	14,600	17,402	14,529
Net income attributable to DXP Enterprises, Inc.	$2,966	$263	$10,234	$321
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$2,943	$240	$10,166	$253
Per share amount	$0.17	$0.02	$0.58	$0.02

Diluted:
Weighted average shares outstanding	17,394	14,600	17,402	14,529
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	18,234	15,440	18,242	15,369
Net income attributable to common shareholders	$2,943	$240	$10,166	$253
Convertible preferred stock dividend	23	23	68	68
Net income attributable to DXP Enterprises, Inc. for diluted earnings per share	$2,966	$263	$10,234	$321
Per share amount	$0.16	$0.02	$0.56	$0.02

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

The following table sets out financial information related to the Company's segments (in thousands):

	For the Three Months Ended September 30,
	2017				2016
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$160,863	$51,027	$40,040	$251,930	$152,018	$39,830	$38,177	$230,025
Amortization	2,262	1,803	271	4,336	2,292	1,956	271	4,519
Income (loss) from operations	13,288	35	3,711	17,034	11,053	(326)	3,658	14,385
Income from operations, excluding amortization	$15,550	$1,838	$3,982	$21,370	$13,345	$1,630	$3,929	$18,904

	For the Nine Months Ended September 30,
	2017				2016
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$474,324	$144,555	$122,276	$741,155	$481,352	$141,614	$116,835	$739,801
Amortization	6,738	5,393	812	12,943	6,871	5,874	812	13,557
Income from operations	40,570	1,710	10,946	53,226	28,608	1,549	10,799	40,956
Income from operations, excluding amortization	$47,308	$7,103	$11,758	$66,169	$35,479	$7,423	$11,611	$54,513

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income for reportable segments, excluding amortization	$21,370	$18,904	$66,169	$54,513
Adjustment for:
Amortization of intangible assets	4,336	4,519	12,943	13,557
Corporate expense	10,524	9,452	28,223	29,176
Income from operations	6,510	4,933	25,003	11,780
Interest expense	4,928	4,338	12,573	11,698
Other income, net	(153)	(251)	(324)	(397)
Income before income taxes	$1,735	$846	$12,754	$479

NOTE 15 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim Condensed Consolidated Financial Statements were issued. There were no subsequent events that required recognition or disclosure unless elsewhere identified in this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2017 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q, and the financial statements and notes thereto included in our annual and quarterly reports. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include our ability to satisfy our debt covenants under our credit facilities, our ability to refinance our debt on acceptable terms, the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth  strategies, general economic and business condition specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, our success in remediating our internal control weaknesses, new or modified statutory or regulatory requirements and changing prices and market conditions, including fluctuating oil and gas prices, and demand for maintenance, repair and operating products, equipment and service, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended September 30,				Nine Months September 30,
	2017	%	2016	%	2017	%	2016	%
Sales	$251,930	100.0%	$230,025	100.0%	$741,155	100.0%	$739,801	100.0%
Cost of sales	184,967	73.4%	166,205	72.3%	540,741	73.0%	535,560	72.4%
Gross profit	66,963	26.6%	63,820	27.7%	200,414	27.0%	204,241	27.6%
Selling, general and administrative expense	60,453	24.0%	58,887	25.6%	175,411	23.7%	192,461	26.0%
Income from operations	6,510	2.6%	4,933	2.1%	25,003	3.4%	11,780	1.6%
Other income, net	(153)	-0.1%	(251)	-0.1%	(324)	0.0%	(397)	-0.1%
Interest expense	4,928	2.0%	4,338	1.9%	12,573	1.7%	11,698	1.6%
Income before taxes	1,735	0.7%	846	0.4%	12,754	1.7%	479	0.1%
Provision(benefit) for income taxes	(1,176)	-0.4%	664	0.3%	2,880	0.4%	459	0.1%
Net income	2,911	1.2%	182	0.0%	9,874	1.3%	20	0.0%
Net loss attributable to noncontrolling interest	(55)	0.0%	(81)	0.0%	(360)	0.0%	(301)	0.0%
Net income attributable to DXP Enterprises, Inc.	$2,966	1.2%	$263	0.1%	$10,234	1.4%	$321	0.0%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.17		$0.02		$0.58		$0.02
Diluted earnings per share	$0.16		$0.02		$0.56		$0.02

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

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

SALES. Sales for the three months ended September 30, 2017 increased $21.9 million, or 9.5%, to approximately $251.9 million from $230.0 million for the prior corresponding period. Sales from Vertex, a business sold on October 1, 2016 accounted for $7.1 million of third quarter 2016 sales. Excluding third quarter 2016 sales of Vertex, on a same store sales basis, sales for the third quarter in 2017 increased by $29.0 million, or 13.0% from the prior corresponding period. This same store sales increase is the result of sales increases in our Service Center, Innovative Pumping Solutions and Supply Chain Services segments of $15.9 million, $11.2 million and $1.9 million. These fluctuations in the sales in our segments are further explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2017 decreased by approximately 116 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 69 basis points. The overall decrease in profit percentage, on a same store sales basis is the result of an approximate 186 basis point decrease in the gross profit percentage in our IPS segment, an approximate 61 basis point decrease in the gross profit percentage in our Supply Chain segment and an approximate 16 basis point decrease in the gross profit percentage in our Service Center segment. These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended September 30, 2017 increased by approximately $1.6 million, or 2.7%, to $60.5 million from $58.9 million for the prior corresponding period. Selling, general and administrative expense from a business that was sold accounted for $1.9 million of the third quarter 2016 expense. Excluding third quarter expenses from the business that was sold, on a same store sales basis, SG&A for the quarter increased by $3.5 million, or 6.2%. The overall increase in SG&A, on a same store sales basis, is the result of increased payroll, incentive compensation and related taxes. As a percentage of sales, the third quarter 2017 expense decreased approximately 154 basis points to 24.0% from 25.5% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage increase in sales exceeding the percentage increase in SG&A.

OPERATING INCOME.  Operating income for the third quarter of 2017 increased $1.6 million, to $6.5 million, from $4.9 million in the prior corresponding period. The third quarter 2016 operating income from the business sold in 2016 was $1.1 million. Excluding the operating income from the business sold, on a same store sales basis, operating income increased $2.6 million, or 68.6% from the prior corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense of $4.9 million for the third quarter of 2017 increased 13.6% from the prior corresponding period.  The increase is primarily the result of the $0.6 million write-off of debt issuance costs in connection with the termination of the previously existing credit facility during the third quarter of 2017. Increased interest rates were partially offset by a lower outstanding balance.

INCOME TAXES. Our effective tax rate from continuing operations was a tax benefit of 67.8% for the three months ended September 30, 2017 compared to a tax expense of 78.5% for the three months ended September 30, 2016. Compared to the U.S. statutory rate for the three months ended September 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, the change in valuation allowance recorded against deferred tax assets, and research and development tax credits. Compared to the U.S. statutory rate for the three months ended September 30, 2016, the effective tax rate was increased by state taxes and nondeductible expenses.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $8.8 million, or 5.8%, for the third quarter of 2017 compared to the prior corresponding period. Excluding $7.1 million of third quarter 2016 Service Centers segment sales from a business sold, Service Centers segment sales for the third quarter in 2016 increased $15.9 million, or 11.0% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of increased sales of rotating equipment, industrial supplies and bearings to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. Increases and decreases in DXP's sales to oil and gas related customers tend to lag many months behind increases and decreases in crude oil and natural gas prices and the drilling rig count. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the third quarter of 2017, this level of sales to the upstream oil and gas industry could be expected to continue, or improve, during the remainder of 2017.

As a percentage of sales, the third quarter gross profit percentage for the Service Centers segment decreased approximately 78 basis points but decreased approximately 16 basis points on a same store sales basis, from the prior corresponding period. This decline is primarily the result of a decline in the gross profit percentage for our safety services in Canada. Operating income, on a same store sales basis, for the Service Centers segment increased $3.3 million, or 26.7%. The increase in operating income is primarily the result of the $4.4 million increase in gross profit.
16
INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $11.2 million, or 28.1 % for the third quarter of 2017 compared to the prior corresponding period. This increase was primarily the result of an increase in capital spending by oil and gas producers and related businesses during 2017 compared to 2016. As a percentage of sales, the third quarter gross profit percentage for the IPS segment decreased approximately 186 basis points from the prior corresponding period primarily as a result of competitive pricing pressures and a reduced level of large, complex, high margin orders in the 2017 period. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income for the IPS segment increased $0.2 million, or 12.8%, primarily as a result of the $11.2 million increase in sales discussed above.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $1.9 million, or 4.9%, for the third quarter of 2017 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to customers in the oil and gas related industries.  We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S and Canada. Gross profit as a percentage of sales decreased approximately 61 basis points compared to the prior corresponding period primarily as a result of increased sales of lower margin products to oil and gas related customers.  Operating income for the SCS segment increased 1.3% primarily as a result of the 4.9% increase in sales.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

SALES. Sales for the nine months ended September 30, 2017 increased $1.3 million, or 0.2%, to approximately $741.2 million from $739.8 million for the prior corresponding period. Sales from a business sold in 2016 accounted for $22.7 million of 2016 sales. Excluding the first nine months of 2016 sales of the sold business, on a same store sales basis, sales for the first nine months of 2017 increased by $24.0 million, or 3.4% from the prior corresponding period. This same store sales increase is the result of an increase in our Service Centers, SCS and IPS segments of $15.6 million, $5.4 million and $2.9 million respectively, on a same store sales basis. These fluctuations in the sales in our segments are further explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2017 decreased by approximately 57 basis points from the prior corresponding period. On a same store sales basis, gross profit as a percentage of sales increased by approximately 18 basis points. The overall decrease in the profit percentage, on a same store sales basis, is the result of an approximate 208 basis point decrease in the gross profit percentage in our IPS segment and an approximate 69 basis point decrease in gross profit percentage in our Supply Chain segment partially offset by a 53 basis point increase in the gross profit percentage in our Service Centers segment. These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the nine months ended September 30, 2017 decreased by approximately $17.1 million, or 8.9%, to $175.4 million from $192.5 million for the prior corresponding period. SG&A from a business that was sold accounted for $6.1 million of the decrease. Excluding the first nine months of SG&A from the business that was sold, on a same store sales basis, SG&A decreased by $10.9 million, or 5.9%. The overall decline in SG&A, on a same store sales basis, is the result of decreased payroll, incentive compensation, related taxes and 401(k) expenses due to headcount and salary reductions and other cost reduction measures primarily implemented near the end of the first quarter of 2016. Additionally, amortization expense declined by $0.6 million, on a same store sales basis. As a percentage of sales, the first nine months of 2017 expense decreased approximately 231 basis points to 23.7% from 26.0% for the prior corresponding period, on a same store sales basis, primarily as a result of the percentage increase in sales exceeding the percentage increase in SG&A.

OPERATING INCOME. Operating income for the nine months ended September 30, 2017 increased $13.2 million, to $25.0 million, from $11.8 million in the prior corresponding period. The operating income from the business sold in 2016 reduced the overall increase in operating income in the amount of $2.9 million. Excluding the operating income from the business sold, on a same store sales basis, operating income increased $16.1 million, or 181.6% from the prior corresponding period. This increase in operating income is primarily related to the decrease in SG&A and increase in gross profit discussed above.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2017 increased 7.5% from the prior corresponding period primarily as a result of increased interest rates under our credit facilities.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 22.6% for the nine months ended September 30, 2017 compared to a tax expense of 95.8% for the nine months ended September 30, 2016. Compared to the U.S. statutory rate for the nine months ended September 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, the change in valuation allowance recorded against deferred tax assets, and research and development tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2016, the effective tax rate was increased by state taxes and nondeductible expenses.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment decreased by $7.0 million, or 1.5% for the nine months ended September 30, 2017 compared to the prior corresponding period. Excluding $22.7 million of the first nine months 2016 Service Centers segment sales from a business sold, Service Centers segment sales for the first nine months in 2017 increased $15.6 million, or 3.4% from the prior corresponding period, on a same store sales basis. This sales increase is primarily the result of increased sales of rotating equipment, industrial supplies and bearings to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. As a percentage of sales, the nine month period gross profit percentage for the Service Centers increased approximately 3 basis points but increased approximately 53 basis points on a same store sales basis, from the prior corresponding period. This increase in the gross profit percentage is primarily the result of improved margins on sales of bearings and industrial supplies. Operating income for the Service Centers segment increased $14.7 million, or 45.2% on a same store sales basis. The increase in operating income is primarily the result of the reduced SG&A combined with increased gross profit.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $2.9 million, or 2.1% for the nine months ended September 30, 2017 compared to the prior corresponding period. This increase is primarily the result of increased capital spending by oil and gas producers and related businesses during the first nine months of 2017 compared to the first nine months of 2016.  As a percentage of sales, the nine month period gross profit percentage for the IPS segment decreased approximately 208 basis points from the prior corresponding period primarily as a result competitive pricing pressures and a reduced level of large, complex, high margin orders in in the 2017 period. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income for the IPS segment decreased $0.3 million, or 4.3%, primarily as a result of the 208 basis point decrease in the gross profit percentage discussed above, partially offset by a decrease in SG&A.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $5.4 million, or 4.7%, for the nine months ended September 30, 2017 compared to the prior corresponding period. The increase in sales is primarily related to increased sales to customers in the oil and gas industries.  We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S and Canada. Gross profit as a percentage of sales decreased approximately 69 basis points compared to the prior corresponding period primarily as a result of increased sales of lower margin products to oil and gas related customers.  Operating income for the SCS segment increased 1.3% primarily as a result of gross profit increasing more than SG&A increased.

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

The Company generated $8.5 million of cash from operating activities during the nine months ended September 30, 2017 compared to $35.7 million during the prior corresponding period. The $27.2 million decrease in the amount of cash generated between the two periods was driven by a greater increase in working capital during the 2017 period, partially offset by a $9.9 million improvement in net income and a lower level of net adjustments to reconcile net income to net cash provided by operating activities.

During the nine months ended September 30, 2017, the amount available to be borrowed under our credit facility increased from $37.3 million at December 31, 2016, to $81.0 million at September 30, 2017. This increase in availability is primarily a result of the Company terminating its previously existing credit facility and replacing it with the ABL Credit Agreement and Term Loan.

Senior Secured Term Loan B and ABL Facility
On August 29, 2017, DXP entered into a five year, $85 million Asset Based Loan and Security Agreement (the "ABL Credit Agreement") and a six year, $250 million Senior Secured Term Loan B (the "Term Loan B Agreement").
The ABL Credit Agreement provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million (the "ABL Loans").  The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time.

The Term Loan B Agreement provides for a $250 million term loan (the "Term Loan") that amortizes in equal quarterly installments of 0.25% with the balance payable in August 2023, when the facility matures.  Subject to securing additional lender commitments, the Term Loan B Agreement allows for incremental increases in facility size up to an aggregate of $30 million, plus an additional amount such that DXP's secured leverage ratio (as defined in the Term Loan B Agreement) would not exceed 3.60 to 1.00. Interest accrues on the Term Loan at a rate equal to the base rate plus a margin of 4.5%, or LIBOR plus a margin of 5.5%. We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, reducing to 25%, if our total leverage ratio is no more than 3.00 to 1.00 and 0%, if our total leverage ratio is no more than 2.50 to 1.00.
The interest rate for the Term Loan was 6.7% as of September 30, 2017.

DXP's principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:
Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement.
Secured Leverage Ratio – The Term Loan B Agreement  requires that the Company's Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2017, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2017	5.75:1.00
March 31, 2018	5.75:1.00
June 30, 2018	5.50:1.00
September 30, 2018	5.50:1.00
December 31, 2018	5.25:1.00
March 31, 2019	5.25:1.00
June 30, 2019	5.00:1.00
September 30, 2019	5.00:1.00
December 31, 2019	4.75:1.00
March 31, 2020	4.75:1.00
June 30, 2020 and each Fiscal Quarter thereafter	4.50:1.00

EBITDA as defined under the Term Loan B Agreement for financial covenant purposes means, without duplication, for any period of determination, the sum of, consolidated net income during such period; plus to the extent deducted from consolidated net income in such period: (i) income tax expense, (ii) franchise tax expense, (iii) consolidated interest expense, (iv) amortization and depreciation during such period, (v) all non-cash charges and adjustments, and (vi) non-recurring cash expenses related to the Term Loan, provided, that if the Company acquires or disposes of any property during such period (other than under certain exceptions specified in the Term Loan B Agreement, including the sale of inventory in the ordinary course of business, then EBITDA shall be calculated, after giving pro forma effect to such acquisition or disposition, as if such acquisition or disposition had occurred on the first day of such period.

As of September 30, 2017, the company's consolidated Secured Leverage Ratio was 3.61 to 1.00.

The ABL Loan and the Term Loan are secured by substantially all of the assets of the Company.

Borrowings (in thousands):
	September 30, 2017	December 31, 2016	Increase (Decrease)
Current maturities of long-term debt, less unamortized debt issuance costs	$3,365	$51,354	$(47,989)
Long-term debt	239,042	173,331	65,711
Total long-term debt	$242,407	$224,685	$17,722
Amount available (1)	$81,010	$37,347	$43,663
(1) Represents the amount available to be borrowed at the indicated date under the most restrictive covenant of the credit facility in effect at the indicated date. The increase in the amount available to be borrowed is primarily the result of the Company terminating its previously existing credit facility and replacing it with the Term Loan Agreement and the ABL Credit Agreement.

Performance Metrics (in days):

	Three Months Ended September 30,
			Increase
	2017	2016	(Decrease)

Days of sales outstanding	63.2	65.4	(2.2)
Inventory turns	8.5	6.7	1.8

Accounts receivable days of sales outstanding were 63.2 days at September 30, 2017 compared to 65.4 days at September 30, 2016.  The 2.2 days decrease was primarily due to our customers paying us sooner during the 2017 quarter compared to the 2016 quarter.  Inventory turns were 8.5 times at September 30, 2017 compared to 6.7 times at September 30, 2016.  The increase is primarily the result of low inventory turns in 2016 related to the 2016 organic sales decline, which resulted in 2016 sales decreasing faster than inventory decreased.

Funding Commitments

We believe cash generated from our operations will meet our normal working capital needs during the next twelve months. We expect we will be in compliance with the financial covenants under the existing ABL and Term Loan facilities through and including September 30, 2018.

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

The Company has not made any sales of common stock in the nine months ended September 30, 2017.

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

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results expected for the full fiscal year.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of September 30, 2017, the total assets of the VIE were approximately $5.4 million including approximately $4.9 million of property and equipment compared to $5.2 million of total assets and $5.2 million of property and equipment at December 31, 2016. DXP is the primary customer of the VIE. For the three months ended September 30, 2017 and 2016, consolidation of the VIE increased cost of sales by approximately $0.3 million and $0.2 million, respectively and increased SG&A by approximately $0.3 million and $58 thousand, respectively. For the nine months ended September 30, 2017 and 2016, consolidation of the VIE increased cost of sales by approximately $0.7 million and $0.8 million, respectively and increased SG&A by approximately $0.8 million and $0.2 million, respectively.  The Company recognized a related income tax benefit of $33 thousand and $50 thousand, respectively, related to the VIE for the three months ended September 30, 2017 and 2016 and $219 thousand and $130 thousand, respectively, for the nine months ended September 30, 2017 and 2016.  At September 30, 2017, the owners of 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2017 and 2016, a 100 basis point change in interest rates would result in approximately a $2.5 million and a $3.2 million change in annual interest expense, respectively. The decrease from 2016 is primarily the result of paying down debt during 2016 and 2017.

ITEM 4: CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

Remediation Plans

Beginning in the fourth quarter of 2016, as part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and are continuing to implement measures designed to improve our financial closing process and enhance certain internal controls, processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and address specific control deficiencies which contributed to the material weaknesses as discussed above. As a result of these efforts, the Company believes it has made progress as of September 30, 2017 toward remediating the underlying causes of the material weaknesses. Specifically, the Company has undertaken the following steps to remediate the deficiencies underlying these material weaknesses:

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

Remediated Material Weakness

As of the filing of this Quarterly Report on Form 10-Q, our management has completed the implementation of our remediation efforts related to the material weakness over the accounting for income taxes which included the following:

•	Engaged third party professionals and hired an experienced tax director to strengthen tax accounting review procedures in the United States and Canada.
•	Developed and implemented enhanced policies and procedures relating to tax account reconciliations and analysis.
•	Implemented close procedures at interim periods to allow for more timely and increased oversight by our management of the calculation and reporting of certain tax balances.
•	Reassessed the design of our tax review controls to identify areas where enhanced precision will help detect and prevent material misstatements.

Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.1
Term Loan and Security Agreement Dated as of August 29, 2017 by and among DXP Enterprises, Inc., Borrower and the Other Persons Party hereto from time to time, as Guarantors, and Goldman Sachs Bank USA, as Administrative Agent and Certain Financial Institutions, as Lenders.

*10.2
Loan and Security Agreement Dated as of August 29, 2017 by and among DXP Enterprises, Inc., Pump-PMI, LLC, PMI Operating Company, LTD., PMI Investment, LLC, Integrated Flow Solutions, LLC, DXP Holdings, Inc., Best Holding, LLC, Best Equipment Service & Sales Company, LLC, B27 Holdings Corp., B27, LLC, B27 Resources, Inc. and Pumpworks 610, LLC as US Borrowers, DXP Canada Enterprises, LTD., Industrial Paramedic Services, LTD., HSE Integrated LTD., and National Process Equipment Inc., as Canadian Borrowers and the Other Persons Party hereto from time to time, as Guarantors, and Bank of America, N.A., as agent and Certain Financial Institutions as Lenders, Bank of America, N.A. as Sole Lead Arranger and Sole Bookrunner and BMO Capital Markets Corp., as Documentation Agent.

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

Dated: November 9, 2017