Form 10-K
period 2017-12-31
DXP ENTERPRISES INC
filed 2018-03-28
CIK 1020710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period from to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

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
☒Yes ☐ No

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

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2017: $536,658,521

Number of shares of registrant's Common Stock outstanding as of March 21, 2018: 17,358,186.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2018 are incorporated by reference into Part III hereof.

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

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc., founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (MRO) products, equipment and service to energy and industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services and Innovative Pumping Solutions. Sales, operating income, and other financial information for 2015, 2016 and 2017, and identifiable assets at the close of such years for our business segments are presented in Note 18 of the Notes to Consolidated Financial Statements “financial statements” in Item 8 of this Report.

Our total sales have increased from $125 million in 1996 to $1.0 billion in 2017 through a combination of internal growth and business acquisitions. At December 31, 2017 we operated from 176 locations in thirty-four states in the U.S., nine provinces in Canada, Dubai and one state in Mexico, serving more than 50,000 customers engaged in a variety of industrial end markets. We have grown sales and profitability by adding additional products, services, locations and becoming customer driven experts in maintenance, repair and operating solutions.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2016 sales as reported by Industrial Distribution magazine, we were the 19th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

We believe we have increased our competitive advantage through our traditional fabrication of integrated system pump packages and integrated supply programs, which are designed to address our customers’ specific product and procurement needs. We offer our customers various options for the integration of their supply needs, ranging from serving as a single source of supply for all our specific lines of products and product categories to offering a fully integrated supply package in which we assume procurement and management functions, which can include ownership of inventory, at the customer's location. Our approach to integrated supply allows us to design a program that best fits the needs of the customer. Customers purchasing large quantities of product are able to outsource all or most of those needs to us. For customers with smaller supply needs, we are able to combine our traditional distribution capabilities with our broad product categories and advanced ordering systems to allow the customer to engage in one-stop sourcing without the commitment required under an integrated supply contract.

Business Segments

The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. The following table sets forth DXP’s sales recognition by business segments as of December 31, 2017.  See Results of Operations under Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” for further information on our segments’ financial results.

Segment	2017 Sales (in thousands)	% of Sales	End-Markets	Locations	Employees
SC	$ 641,275	63.7%	Oil & Gas, Food & Beverage, General Industrial, Chemical & Petrochemical, Transportation	161 service centers 4 distribution centers	1,463

SCS	$ 161,477	16.0%	Oil & Gas Food & Beverage, Mining & Transportation	67 customer facilities	271

IPS	$ 204,030	20.3%	Oil & Gas Mining Utilities	11 fabrication facilities	555

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

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2017, our Service Centers’ products and services were distributed from 161 service centers and 4 distribution centers.

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

The Service Centers segment’s long-lived assets are located in the United States, Canada, Dubai and Mexico. Approximately 12.5% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Conducting Business in Foreign Countries.”

At December 31, 2017, the Service Centers segment had approximately 1,463 employees, all of whom were full-time.

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

Decades of supply chain inventory management experience and comprehensive research, as well as a thorough understanding of our customers’ businesses and industries have allowed us to design standardized programs that are flexible enough to be fully adaptable to address our customers’ unique MRO products supply chain challenges. These standardized programs include:

•	SmartAgreement, a planned, pro-active MRO products procurement solution for MRO categories leveraging DXP’s local Service Centers.
•	SmartBuy, DXP’s on-site or centralized MRO procurement solution.
•	SmartSourceSM, DXP’s on-site procurement and storeroom management by DXP personnel.
•	SmartStore, DXP’s customized e-Catalog solution.
•	SmartVend, DXP’s industrial dispensing solution, which allows for inventory-level optimization, user accountability and item usage reduction by an initial 20-40%.
•	SmartServ, DXP’s integrated service pump solution. It provides a more efficient way to manage the entire life cycle of pumping systems and rotating equipment.

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

At December 31, 2017, the Supply Chain Services segment operated supply chain installations in 67 of our customers’ facilities.

Virtually all of the SCS segment’s long-lived assets are in the U.S. Approximately 1.4% of the SCS segment’s 2017 revenues were recognized in Canada and 98.6% were in the U.S.

At December 31, 2017, the Supply Chain Services segment had approximately 271 employees, all of whom were full-time.

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

At December 31, 2017, the Innovative Pumping Solutions segment operated out of 11 facilities, 9 of which are located in the United States and two in Canada.

Approximately 6.4% of the IPS segment’s long-lived assets are located in Canada and the remainder were located in the U.S. Approximately 8.2% of the IPS segment’s 2017 revenues were recognized in Canada and 91.8% were in the U.S.

At December 31, 2017, the IPS segment had approximately 555 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $104.1 million and $68.8 million at December 31, 2017 and 2016, respectively.

Products

Most industrial customers currently purchase their MRO products through local or national distribution companies that are focused on single or unique product categories. As a first-tier distributor, our network of service and distribution centers stock more than 60,000 SKUs and provide customers with access to more than 1,000,000 items. Given our breadth of product and our industrial distribution customers’ focus around specific product categories, we have become customer driven experts in five key product categories. As such, our three business segments are supported by the following five key product categories: rotating equipment; bearings & power transmission; industrial supplies; metal working; and safety products & services. Each business segment tailors its inventory and leverages product experts to meet the needs of its local customers.

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

The Company has operations in the United States of America, Canada, Dubai, and Mexico. Information regarding financial data by geographic areas is set forth in Note 18 of the Notes to Consolidated Financial Statements.

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 34 acquisitions across our three business segments. Below is a summary of recent acquisitions since the beginning of 2013.

On April 16, 2013, DXP acquired all of the stock of National Process Equipment Inc. (“NatPro”) through its wholly owned subsidiary, DXP Canada Enterprises Ltd. DXP acquired this business to expand DXP’s geographic presence in Canada and strengthen DXP’s pump, integrated system packaging and related equipment offering. The $40.1 million purchase price was financed with $36.6 million of borrowings under our then-existing credit facility and 52,542 shares of DXP common stock. Additionally, the purchase agreement included an earn-out provision, which stated that former owners of NatPro may earn CDN $6.0 million based on achievement of an earnings target during the first year of DXP’s ownership. The fair value of the earn-out recorded at the acquisition date was $2.8 million. As of December 31, 2013 the $2.8 million accrued liability associated with this earn-out provision was reversed and included in 2013 operating income. See Note 8 of the financial statements regarding the 2014 impairment of NatPro assets.

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

On January 2, 2014, the Company acquired all of the equity securities and units of B27, LLC (“B27”). DXP acquired this business to expand DXP’s pump packaging offering. The total transaction value was approximately $304.9 million, including working capital payments and excluding approximately $1.0 million in transaction costs. The purchase price was financed with borrowings under our then-existing credit facility and approximately $4.0 million (36,000 shares) of DXP common stock. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2014 and 2015 impairments of B27 goodwill. After the acquisition of B27, there was a working capital dispute between the Company and the sellers. During the third quarter of 2015, an accounting expert issued his report on the working capital dispute between DXP and the sellers of B27. The report required DXP to pay the sellers of B27 an additional $11.3 million. Because the time period to allow adjustments of purchase accounting had expired, $7.3 million of the payment was expensed. The remaining $4.0 million of the required payment represented tax refunds, which the Company collected as of the end of 2016.

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

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. (“ASI”), a distributor of cutting tools, abrasives, coolants and machine shop supplies. DXP paid approximately $11.5 million for ASI. The purchase was financed with $10.6 million of cash on hand as well as issuing $0.9 million of DXP’s common stock.

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

Insurance

We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. We retain a portion of the risk for medical claims, general liability, worker’s compensation and property losses. The various deductibles of our insurance policies generally do not exceed $250,000 per occurrence. There are also certain risks for which we do not maintain insurance. There can be no assurance that such insurance will be adequate for the risks involved, that coverage limits will not be exceeded or that such insurance will apply to all liabilities. The occurrence of an adverse claim in excess of the coverage limits that we maintain could have a material adverse effect on our financial condition and results of operations. The premiums for insurance have decreased over the past three years in connection with the decline in revenues, payroll and vehicles since 2014. This trend would be expected to reverse with an increase in revenues. Additionally, we are partially self-insured for our group health plan, worker’s compensation, auto liability and general liability insurance. The cost of claims for the group health plan has increased over the past three years. This trend is expected to continue.

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

Employees

At December 31, 2017, DXP had approximately 2,511employees, all of whom were full-time.

Background of Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of each officer’s business experience as of March 28, 2018. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	66
Kent Yee	Senior Vice President/Chief Financial Officer	42
Mac McConnell	Senior Vice President/Finance, Chief Accounting Officer and Secretary*	64
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	67
John J. Jeffery	Senior Vice President/Supply Chain Services	50
Todd Hamlin	Senior Vice President/Service Centers	46
Chris Gregory	Senior Vice President/Information Technology	43

* As previously disclosed, on March 16, 2018, Mac McConnell notified the Company of his intention to retire from his role with the Company effective March 31, 2018. The Company is in the process of conducting a search for a new Chief Accounting Officer.

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

Kent Yee. Mr. Yee was appointed Senior Vice President/Chief Financial Officer in June 2017.  Currently, Mr. Yee is responsible for acquisitions, finance, accounting and human resources of DXP. From March 2011 to June 2017, Mr. Yee served as Senior Vice President Corporate Development and led DXP's mergers and acquisitions, business integration and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions and most recently as Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply.  Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 43 transactions including more than $1.4 billion in M&A and $3.4 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

Mac McConnell. Mr. McConnell transitioned from Senior Vice President/Finance and Chief Financial Officer to Senior Vice President/Finance and Chief Accounting Officer in June 2017. From September 2000 to June 2017, Mr. McConnell served as Senior Vice President/Finance and Chief Financial Officer. From February 1998 until September 2000, Mr. McConnell served as Senior Vice President, Chief Financial Officer and a director of Transportation Components, Inc., a NYSE-listed distributor of truck parts. From December 1992 to February 1998, he served as Chief Financial Officer of Sterling Electronics Corporation, a NYSE-listed electronics parts distributor, which was acquired by Marshall Industries, Inc. in 1998. From 1990 to 1992, Mr. McConnell was Vice President-Finance of Interpak Holdings, Inc., a publicly-traded company involved in packaging and warehousing thermoplastic resins. From 1976 to 1990, he served in various capacities, including as a partner, with Ernst & Young LLP.

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

Todd Hamlin. Mr. Hamlin was elected Senior Vice President of DXP Service Centers in June of 2010. Mr. Hamlin joined the Company in 1995. From February 2006 until June 2010 he served as Regional Vice President of the Gulf Coast Region. Prior to serving as Regional Vice President of the Gulf Coast Region he served in various capacities, including application engineer, product specialist and sales representative. From April 2005 through February 2006, Mr. Hamlin worked as a sales manager for the UPS Supply Chain Services division of United Parcel Service, Inc. He holds a Bachelor’s of Science in Industrial Distribution from Texas A&M University and a Master in Distribution from Texas A&M University. Mr. Hamlin serves on the Advisory Board for Texas A&M’s Master in Distribution degree program. In 2014, Mr. Hamlin was elected to the Bearing Specialists Association’s Board of Directors.

Chris Gregory. Mr. Gregory was elected Senior Vice President and Chief Information Officer in March of 2018. Mr. Gregory joined the Company in August 2006. From December 2014 until January 2018 he served as Vice President of IT Strategic Solutions. Prior to serving as Vice President of IT Strategic Solutions he served in various roles, including application developer, database manager as well as leading the business intelligence and application development departments. He holds a Bachelor of Business Administration and Computer Information Systems from the University of Houston and an MBA from The University of Texas at Austin, McCombs School of Business.

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

A deterioration in the oil and gas sector or other circumstances may negatively impact our business and results of operations and thus hinder our ability to comply with financial covenants under our credit facilities, including the Secured Leverage Ratio and Fixed Charge Coverage Ratio financial covenants.

A deterioration of the oil and gas sector or other circumstances that reduce our earnings may hinder our ability to comply with certain financial covenants under our credit facilities. Specifically, compliance with the Secured Leverage Ratio and Fixed Charge Coverage Ratio covenants depend on our ability to maintain net income and prevent losses. In the future we may not be able to comply with the covenants and, if we are not able to do so, our lenders may not be willing to waive such non-compliance or amend such covenants. If we are unable to comply with our financial covenants or obtain a waiver or amendment of those covenants or obtain alternative financing, our business and financial condition would be adversely affected.

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

As discussed in Item 9A, “Managements Report on Internal Controls Over Financial Reporting,” we had material weaknesses in our internal controls during 2017.  If we fail to successfully remediate those weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted

We are subject to various government regulations.

We are subject to laws and regulations in every jurisdiction where we operate. Compliance with laws and regulations increases our cost of doing business. We are subject to a variety of laws and regulations, including without limitation import and export requirements, the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on our foreign subsidiaries), data privacy requirements, labor laws and anti-competition regulations. We are also subject to audits and inquiries in the ordinary course of business. Changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Our employees, contractors or agents may violate laws and regulations despite our attempts to implement policies and procedures to comply with such laws and regulations. Any such violations could individually or in the aggregate materially adversely affect our financial condition or results of operations.

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

Our future results will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas, selling additional products to existing customers and adding new customers. Our ability to implement this strategy will depend on our success in selling more products and services to existing customers, acquiring new customers, hiring qualified sales persons, and marketing integrated forms of supply management such as those being pursued by us through our SmartSourceSM program. We may not be successful in efforts to increase sales and product offerings to existing customers. Consolidation in our industry could heighten the impacts of competition on our business and results of operations discussed above. The fact that we do not traditionally enter into long-term contracts with our suppliers or customers may provide opportunities for our competitors.

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

Risks Related to Acquisition Financing

We may need to finance acquisitions by using shares of common stock for a portion or all of the consideration to be paid. In the event that the common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, if available, to maintain our acquisition program. These cash resources may include borrowings under our existing credit agreements or equity or debt financings. Our current credit agreements with lenders contain certain restrictions that could adversely affect our ability to implement and finance potential acquisitions. Such restrictions include provisions which limit our ability to merge or consolidate with, or acquire all or a substantial part of the properties or capital stock of, other entities without the prior written consent of the lenders. There can be no assurance that we will be able to obtain the lenders’ consent to any of our proposed acquisitions. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

Ability to Comply with Financial Covenants of Credit Facilities

Our credit facilities require the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company’s ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company’s control. A failure to comply with any of these obligations could result in an event of default under the credit facilities, which could permit acceleration of the Company’s indebtedness under the credit facilities. The Company from time to time has been unable to comply with some of the financial covenants contained in previous credit facilities (relating to, among other things, the maintenance of prescribed financial ratios) and has, when necessary, obtained waivers or amendments to the covenants from its lenders. In the future the Company may not be able to comply with the covenants or, if is not able to do so, that its lenders will be willing to waive such non-compliance or amend such covenants.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets.  As of December 31, 2017, our combined goodwill and intangible assets amounted to $266.1 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period. See Note 8 of the Notes to Consolidated Financial Statements regarding the 2015 impairments of B27 goodwill.

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

The proper functioning of DXP’s information systems is critical to the successful operation of our business. Our information systems are vulnerable to natural disasters, power losses, telecommunication failures and other problems despite the protection of our information systems through physical and software safeguards and remote processing capabilities. If critical information systems fail or are otherwise unavailable, DXP’s ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected.

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

Risks Associated with Cyber-Security

Through our sales channels and electronic communications with customers generally, we collect and maintain confidential information that customers provide to us in order to purchase products or services. We also acquire and retain information about suppliers and employees in the normal course of business. Computer hackers may attempt to penetrate our information systems or our vendors' information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information. In addition, one of our employees, contractors or other third party may attempt to circumvent security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of information could expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition and results of operations. We may not be able to adequately insure against cyber risks.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We own 8 of our facilities, including our headquarters facility in Houston, Texas, which has approximately 48,000 square feet of office space. The remainder of our facilities are leased. At December 31, 2017, we had approximately 176 facilities which contained 161 services centers, 4 distribution centers and 11 fabrication facilities.

At December 31, 2017, the Service Centers segment operated out of 161 service center facilities. Of these facilities, 125 were located in the U.S. in 34 states, 34 were located in 9 Canadian provinces, one was located in Sonora, Mexico and one was located in Dubai. All of the distribution centers were located in the U.S., specifically in Montana, Nebraska, and Texas. At December 31, 2017, the Innovative Pumping Solutions segment operated out of 11 fabrication facilities located in 4 states in the U.S. and two provinces in Canada. At December 31, 2017, the Supply Chain Services segment operated supply chain installations in 67 of our customers’ facilities in 25 U.S. states.

At December 31, 2017, our owned facilities ranged from 5,000 square feet to 48,000 square feet in size. We leased facilities for terms generally ranging from one to fifteen years. The leased facilities ranged from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

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

The following table sets forth on a per share basis the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated:

	High	Low
2017
Fourth Quarter	$32.44	$25.01
Third Quarter	$35.62	$25.35
Second Quarter	$41.67	$32.80
First Quarter	$39.94	$29.54

2016
Fourth Quarter	$37.88	$19.75
Third Quarter	$30.69	$15.07
Second Quarter	$22.94	$12.78
First Quarter	$21.91	$13.31

On March 21, 2018, we had approximately registered 381 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We anticipate that future earnings will be retained to finance the continuing development of our business. In addition, our credit facilities limit our ability to declare or pay cash dividends or other distributions on our capital stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of DXP’s common stock to the NASDAQ Industrial Index and the NASDAQ Composite (US). The graph assumes that the value of the investment in DXP’s common stock and in each index was $100 at December 31, 2012 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2017:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	77,901	$30.36	401,223	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	77,901	$30.36	401,223	(1)
(1) Represents shares of common stock authorized for issuance under the 2016 Omnibus Incentive Plan.

Unregistered Shares

DXP issued 148,769 unregistered shares of DXP’s common stock as part of the consideration for the September 1, 2015 acquisition of Cortech. The unregistered shares were issued to the sellers of Cortech.

DXP issued 30,305 unregistered shares of DXP’s common stock as part of the consideration for the January 1, 2018 acquisition of ASI. The unregistered shares were issued ot the sellers of ASI.

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

Repurchases of Common Stock

During 2017, 2016 and 2015 the Company withheld 30,500, 12,507 and 20,440 shares, respectively, to satisfy tax withholding obligations in connection with vesting of employee equity awards.

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allowed DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP purchased 191,420 shares for $8.9 million under this authorization through December 31, 2015. No shares were purchased during 2016.  The authorization expired on December 16, 2016.

ITEM 6.	Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2017 has been derived from our audited Consolidated Financial Statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

		Years Ended December 31,
	2017	2016	2015(2)	2014(1)	2013
		(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Sales	$1,006,782	$962,092	$1,247,043	$1,499,662	$1,241,510
Gross Profit	271,581	264,802	351,986	432,840	372,345
Impairment expense	-	-	68,735	117,569	-
B27 settlement	-	-	7,348	-	-
Operating income (loss)	33,490	19,332	(27,916)	(12,628)	100,924
Income (loss) before income taxes	16,892	9,674	(38,920)	(25,556)	94,717
Net income (loss)	16,529	7,151	(39,070)	(45,238)	60,237
Net (loss) attributable to noncontrolling interest	(359)	(551)	(534)	-	-
Net income (loss) attributable to DXP Enterprises, Inc.	16,888	7,702	(38,536)	(45,328)	60,237
Per share amounts
Basic earnings (loss) per common share(3)	0.97	0.51	$(2.68)	$(3.10)	$4.17
Common shares outstanding(3)	17,400	15,042	14,423	14,639	14,439
Diluted earnings (loss) per share(3)	0.93	0.49	$(2.68)	$(3.10)	$3.94
Common and common equivalent shares Outstanding(3)	18,240	15,882	14,423	14,639	15,279

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
(3) See Note 12 of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

Consolidated Balance Sheet Data:

	2017	2016	2015	2014	2013

Total assets	$639,083	$602,052	$683,980	$841,632	$636,615
Long-term debt obligations	248,716	174,323	300,726	372,908	168,372
Shareholders’ equity	268,546	252,549	198,870	242,952	296,250

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During 2016, the growth rate of the general economy remained flat with 2015 and the rig count declined significantly during the first half of 2016, increased during the second half, but remained significantly below 2014 peaks.  The energy market for our products remained depressed.  We reduced our employee headcount 24.1% due to the continued reduction of spending by the oil and gas producers. Sales for the year ended December 31, 2016 decreased $285.0 million, or 22.9%, to approximately $962.1 million from $1,247.0 million in 2015. Sales by businesses acquired in 2015 accounted for $15.1 million of 2016 sales. Sales by a business sold in 2016 accounted for a decline of $7.1 million on a same store basis.  Excluding 2016 sales of $15.1 million by businesses acquired in 2015; and 2015 sales of $7.1 million of the business divestiture in 2016, on a same store sales basis, sales decreased by $292.9 million, or 23.6%, from 2015. This sales decrease is the result of decreased sales by the Service Centers segment of $213.5 million, the IPS segment of $67.7 million and the Supply Chain Services segment of $11.7 million, on a same store sales basis.  The majority of the 2016 sales decline is the result of a decrease in sales of pumps, bearings, industrial supplies, metal working and safety products to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

During 2017, the growth rate of the general economy improved from 2016 and the rig count increased, but remained significantly below 2014 peaks.  The energy market for our products improved. Sales for the year ended December 31, 2017 increased $44.7 million, or 4.6%, to approximately $1.0 billion from $962.1 million for the prior corresponding period. Sales from a business sold in 2016 accounted for $22.7 million of 2016 sales. Excluding the 2016 sales of the sold business, on a same store sales basis, sales for 2017 increased by $67.4 million, or 7.2% from the prior corresponding period. This same store sales increase is the result of sales increases in our Service Centers, IPS and SCS segments of $42.9 million, $16.9 million and $7.5 million respectively. The majority of the 2017 sales increase is the result of increased sales of pumps, bearings, industrial supplies, metal working and safety services to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

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

Results of Operations

	Years Ended December 31,

	2017	%	2016	%	2015	%
	(in millions, except percentages and per share amounts)

Sales	$1,006.8	100.0	$962.1	100.0	$1,247.0	100.0
Cost of sales	735.2	73.0	697.3	72.5	895.1	71.8
Gross profit	271.6	27.0	264.8	27.5	351.9	28.2
Selling, general & administrative expense	238.1	23.7	245.5	25.5	303.8	24.4
Impairment expense	-	-	-	-	68.7	5.5
B27 settlement	-	-	-	-	7.3	0.6
Operating income (loss)	33.5	3.3	19.3	2.0	(27.9)	(2.2)
Interest expense	17.1	1.7	15.5	1.6	10.9	0.9
Other expense (income)	(0.5)	-	(5.9)	(0.6)	0.1	-
Income (loss)before income taxes	16.9	1.6	9.7	1.0	(38.9)	(3.1)
Provision for income taxes	0.4	-	2.5	0.3	0.1	-
Net income (loss)	16.5	1.7	7.2	0.7	(39.0)	(3.1)
Net (loss) attributable to noncontrolling interest	(0.4)	-	(0.5)	-	(0.5)	-
Net income (loss) attributable to DXP Enterprises, Inc.	$16.9	1.7	$7.7	0.8	$(38.5)	(3.1)
Per share
Basic earnings (loss) per share	$0.97		$0.51		$(2.68)
Diluted earnings (loss) per share	$0.93		$0.49		$(2.68)

DXP is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). The Service Centers are engaged in providing maintenance, repair and operating (“MRO”) products and equipment, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and expertise in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment manages all or part of our customers’ MRO products supply chain, including warehouse and inventory management. The IPS segment fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps and manufactures branded private label pumps.

Results of operations for the Service Centers segment are as follows:

	2017	%	2016	%	2015	%
	(in millions, except percentages and per share amounts)

Sales	$641.3	100.0	$621.0	100.0	$826.6	100.0
Cost of sales	451.2	70.3	437.6	70.5	575.0	69.6
Gross profit	190.1	29.7	183.4	29.5	251.6	30.4
Selling, general & administrative expense	126.9	19.8	135.8	21.9	173.4	21.0
Impairment expense	-	-	-	-	15.8	1.9
Operating income (loss), excluding amortization	$63.2	9.9	$47.6	7.6	$62.4	7.5
Operating income, excluding impairment and amortization	$63.2	9.9	$47.6	7.6	$78.2	9.5

Results of operations for the IPS segment are as follows:

	2017	%	2016	%	2015	%
	(in millions, except percentages and per share amounts)

Sales	$204.0	100.0	$187.1	100.0	$254.8	100.0
Cost of sales	160.2	78.5	142.5	76.2	191.6	75.2
Gross profit	43.8	21.5	44.6	23.8	63.2	24.8
Selling, general & administrative expense	32.4	15.9	34.7	18.5	41.6	16.3
Impairment expense	-	-	-	-	52.9	20.8
Operating income (loss), excluding amortization	$11.4	5.6	$9.9	5.3	$(31.3)	(12.3)
Operating income excluding impairment and amortization	$11.4	5.6	$9.9	5.3	$21.6	8.5

Results of operations for the SCS segment are as follows:

	2017	%	2016	%	2015	%
	(in millions, except percentages and per share amounts
Sales	$161.5	100.0	$154.0	100.0	$165.6	100.0
Cost of sales	123.8	76.7	117.1	76.1	128.4	77.5
Gross profit	37.7	23.3	36.9	23.9	37.2	22.5
Selling, general & administrative expense	22.2	13.7	21.5	13.9	23.0	13.9
Operating income (loss), excluding amortization	$15.5	9.6	$15.4	10.0	$14.2	8.6

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

SALES. Sales for the year ended December 31, 2017 increased $44.7 million, or 4.6%, to approximately $1.0 billion from $962.1 million for the year ended December 31, 2016. Sales from a business sold in 2016 accounted for $22.7 million of 2016 sales. Excluding the 2016 sales of the sold business, on a same store sales basis, sales for 2017 increased by $67.4 million, or 7.2% from 2016. This same store sales increase is the result of an increase in our Service Centers, IPS and SCS segments of $42.9 million, $16.9 million and $7.5 million respectively. These fluctuations in the sales in our segments are further explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the year ended December 31, 2017 decreased by approximately 55 basis points from the year ended December 31, 2016. On a same store sales basis, gross profit as a percentage of sales decreased by approximately 25 basis points. The overall decrease in the profit percentage, on a same store sales basis, is the result of an approximate 235 basis point decrease in the gross profit percentage in our IPS segment and an approximate 61 basis point decrease in gross profit percentage in our Supply Chain Services segment partially offset by an approximate 51 basis point increase in the gross profit percentage in our Service Centers segment. These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the year ended December 31, 2017 decreased by approximately $7.4 million, or 3.0%, to $238.1 million from $245.5 million for the year ended December 31, 2016. SG&A from a business that was sold accounted for $6.1 million of the decrease. Excluding the 2016 SG&A from the business that was sold in 2016, on a same store sales basis, SG&A decreased by $1.3 million, or 1.0%. The overall decline in SG&A, on a same store sales basis, is the result of decreased payroll, related taxes and 401(k) expenses due to headcount and salary reductions and other cost reduction measures primarily implemented near the end of the first quarter of 2016. Additionally, amortization expense declined by $0.8 million, on a same store sales basis. As a percentage of sales, the 2017 expense decreased approximately 183 basis points to 23.7% from 25.5% for 2016, on a same store sales basis.

OPERATING INCOME. Operating income for the year ended December 31, 2017 increased $14.2 million, to $33.5 million, from $19.3 million in the year ended December 31, 2016. The operating income from the business sold in 2016 reduced the overall increase during 2017 in operating income in the amount of $2.9 million. Excluding the operating income from the business sold, on a same store sales basis, operating income increased $17.1 million, or 103.8% from 2016. This increase in operating income is primarily related to the increase in gross profit and decrease in SG&A discussed above.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2017 increased 9.6% from the year ended December 31, 2016 primarily as a result of increased interest rates under our credit facilities.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 2.2% for the year ended December 31, 2017 compared to a tax expense of 26.1% for the year ended December 31, 2016. Compared to the U.S. statutory rate for the year ended December 31, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate decreased because of the remeasurement of our net deferred income tax liabilities, lower income tax rates on income earned in foreign jurisdictions, the change in valuation allowance recorded against deferred tax assets, the reduction of tax rates used to establish deferred tax liabilities related to intangibles for customer relationships acquired in Canada in 2012 and 2013, research and development tax credits and domestic production activity deduction. Compared to the U.S. statutory rate for the year ended December 31, 2016, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate decreased by the book gain on the sale of Vertex, lower income tax rates on income earned in foreign jurisdictions, research and development credits, and foreign tax credits.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $20.3 million, or 3.3% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Excluding $22.7 million of the 2016 Service Centers segment sales from a business sold in 2016, Service Centers segment sales for 2017 increased $42.9 million, or 7.2% from the year ended December 31, 2016, on a same store sales basis. This sales increase is primarily the result of increased sales of safety services and rotating equipment to customers engaged in the upstream, midstream or downstream oil and gas markets or manufacturing equipment for the upstream, midstream or downstream oil and gas markets in connection with increased capital spending by oil and gas producers and related businesses during 2017 compared to 2016. As a percentage of sales, the 2017 gross profit percentage for the Service Centers increased approximately 12 basis points but increased approximately 51 basis points on a same store sales basis, from 2016. This increase in the gross profit percentage is primarily the result of improved margins on sales of rotating equipment, bearings and industrial supplies. Operating income for the Service Centers segment increased $18.5 million, or 41.4% on a same store sales basis. The increase in operating income is primarily the result of the reduced SG&A combined with increased gross profit.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $16.9 million, or 9.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase is primarily the result of increased capital spending by oil and gas producers and related businesses during 2017 compared to 2016. As a percentage of sales, 2017 gross profit percentage for the IPS segment decreased approximately 235 basis points from 2016 primarily as a result competitive pricing pressures and a reduced level of large, complex, high margin orders in 2017. Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income for the IPS segment increased $1.6 million, or 15.8%, primarily as a result of the $16.9 million increase in sales discussed above and a decrease of $2.3 million in SG&A.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $7.5 million, or 4.9%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in sales is primarily related to increased sales to customers in the oil and gas industries. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S and Canada. Gross profit as a percentage of sales decreased approximately 61 basis points in 2017 compared to 2016 primarily as a result of increased sales of lower margin products to oil and gas related customers. Operating income for 2017 was flat compared to 2016 for the SCS segment because gross profit increased $0.8 million, which was partially offset by an increase of $0.8 million in SG&A.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

SALES. Sales for the year ended December 31, 2016 decreased $285.0 million, or 22.9%, to approximately $962.1 million from $1,247.0 million in 2015. Sales by businesses acquired in 2015 accounted for $15.1 million of 2016 sales. Sales by a business sold in 2016 accounted for a decline of $7.1 million of sales on a same store basis.  Excluding 2016 sales of $15.1 million by businesses acquired in 2015 and 2015 sales of $7.1 million of the business sold in 2016, on a same store sales basis, sales decreased by $292.9 million, or 23.6%, from 2015. This sales decline is the result of decreased sales by all three segments including $213.5 million in Service Centers, $67.7 million in IPS and $11.7 million in SCS, on a same store sales basis. These decreases are explained in the segment discussions below.

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

SERVICE CENTERS SEGMENT. Sales for the Service Centers decreased $205.6 million, or 24.9%, in 2016 compared to 2015. Sales by businesses acquired in 2015 accounted for $15.1 million of 2016 sales. Sales by the 2016 business divestiture accounted for a decline of $7.1 million on a same store basis.  Excluding 2016 sales of $15.1 million by businesses acquired in 2015 and $7.1 million of 2015 sales for the 2016 divested business, on a same stores sales basis, Service Centers’ sales decreased $213.5 million, or 26.1%, on a same stores sales basis, from the prior corresponding period. The majority of the 2016 sales decrease is the result of decreased sales of rotating equipment, bearings, metal working products, industrial supplies and safety products and services to customers engaged in the upstream oil and gas market or manufacturing equipment for the upstream oil and gas market. If crude oil and natural gas prices were to return to, or go below the prices experienced during the first nine months of 2016, this level of sales to the upstream oil and gas industry would be expected to continue, or decline, during 2017. Gross profit as a percentage of sales, on a same store sales basis, declined approximately 80 basis points in 2016 compared to 2015 as a result of declines in the gross profit percentages for sales of pumps, safety services and metal working products due to competitive pressures. Excluding year-to-date Service Centers segment operating income from acquired businesses of $0.4 million and $1.2 million of 2015 income for the business divestiture, Service Centers segment operating income for 2016 decreased by $29.7 million, or 38.6%, primarily as a result of the decline in sales discussed above and the percentage decrease in sales exceeding the percentage decrease in SG&A.

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

Pro Forma Results

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2017 and 2016, assuming the divestiture of a business completed in 2016 (previously discussed in Item 1, Business) was consummated as of  January 1, 2016 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2017	2016
Net sales	$1,006.8	$939.4
Net income attributable to DXP Enterprises, Inc.	$16.9	$5.5
Per share data
Basic earnings	$0.97	$0.36
Diluted earnings	$0.93	$0.35

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2016 and 2015, assuming the acquisition of businesses completed in 2015 and divestiture of a business completed in 2016 (previously discussed in Item 1, Business) were consummated as of January 1, 2015 are as follows (in millions, except per share amounts.

	Years Ended December 31,
	2016	2015
Net sales	$939.4	$1,228.9
Net income (loss) attributable to DXP Enterprises, Inc.	$5.5	$(40.7)
Per share data
Basic earnings (loss)	$0.36	$(2.83)
Diluted earnings (loss)	$0.35	$(2.83)

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

We generated approximately $12.5 million of cash in operating activities in 2017 as compared to generating $48.2 million in 2016. The decrease between the two periods was primarily driven by a $20.5 million increase in accounts receivable in 2017 compared to a $12.1 million reduction in 2016. The increase in accounts receivable resulted from the $43.3 million increase in sales for the fourth quarter ended December 31, 2017 compared to the fourth quarter ended December 31, 2016. Sales for the fourth quarter of 2016 declined $56.4 million compared to sales for the fourth quarter of 2015.

We purchased approximately $2.8 million of capital assets during 2017 compared to $4.9 million for 2016. Capital expenditures during 2017 were primarily related to building improvements, manufacturing equipment, and patterns. Capital expenditures for 2018 are expected to be within the range of capital expenditures during 2017 and 2016.

At December 31, 2017, our total long-term debt, including the current portion, less principal repayments and less unamortized debt issuance fees, was $242.0 million, or 47.4% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $510.6 million. Approximately $249.4 million of this outstanding debt bears interest at various floating rates. Therefore, as an example, a 200 basis point increase in interest rates would increase our annual interest expense by approximately $5.0 million.

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

During 2017, the amount available to be borrowed under our credit facilities increased from $37.3 million at December 31, 2016, to $82.0 million at December 31, 2017. This increase in availability is primarily a result of the Company terminating its previously existing credit facility and replacing it with the ABL Credit Agreement and Term Loan, as discussed further below.

Senior Secured Term Loan B and ABL Facility

On August 29, 2017, DXP entered into a five year, $85 million Asset Based Loan and Security Agreement (the “ABL Credit Agreement”) and a six-year, $250 million Senior Secured Term Loan B (the “Term Loan B Agreement”), which replaced DXP’s previously existing credit facility.

The ABL Credit Agreement provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million (the “ABL Loans”).  The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The unused line fee was 0.375% at December 31, 2017.

The interest rate for the ABL facility was 2.9% at December 31, 2017.

The Term Loan B Agreement provides for a $250 million term loan (the “Term Loan”) that amortizes in equal quarterly installments of 0.25% with the balance payable in August 2023, when the facility matures.  Subject to securing additional lender commitments, the Term Loan B Agreement allows for incremental increases in facility size up to an aggregate of $30 million, plus an additional amount such that DXP’s Secured Leverage Ratio (as defined in the Term Loan B Agreement) would not exceed 3.60 to 1.00. Interest accrues on the Term Loan at a rate equal to the base rate plus a margin of 4.5% for the Base Rate Loans (as defined in the Term Loan B Agreement), or LIBOR plus a margin of 5.5% for the Eurodollar Rate Loans (as defined in the Term Loan B Agreement). We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, reducing to 25%, if our total leverage ratio is no more than 3.00 to 1.00 and 0%, if our total leverage ratio is no more than 2.50 to 1.00.

The interest rate for the Term Loan was 7.1% as of December 31, 2017.

DXP’s principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement.

As of December 31, 2017, the Company's consolidated Fixed Charge Coverage Ratio was 3.67 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2017, is either equal to or less than as indicated in the table below:

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

As of December 31, 2017, the Company’s consolidated Secured Leverage Ratio was 3.59 to 1.00.

The ABL Loans and the Term Loan are secured by substantially all of the assets of the Company.

Borrowings (in thousands):

	December 31, 2017	December 31, 2016	Increase (Decrease)

Current portion of long-term debt	$3,381	$51,354	$(47,973)
Long-term debt, less debt issuance costs	238,643	173,331	65,312
Total long-term debt	$242,024	$224,685	$17,339
Amount available(1)	$82,007	$37,347	$44,660

(1) Represents the amount available to be borrowed at the indicated date under the most restrictive covenant of the credit facility in effect at the indicated date. The increase in the amount available to be borrowed is primarily the result of the Company terminating its previously existing credit facility and replacing it with the Term Loan B Agreement and the ABL Credit Agreement.

Performance Metrics (in days):

	Three Months Ended December 31,
	2017	2016	Increase (Decrease)

Days of sales outstanding	60.7	65.0	(4.3)
Inventory turns	8.4	7.7	0.7

Accounts receivable days of sales outstanding were 60.7 days at December 31, 2017 compared to 65.0 days at December 31, 2016. The 4.3 days decrease was primarily due to more timely payment times in connection with an improved economy. Inventory turns increased primarily due to stronger sales for the three months ended December 31, 2017 compared to sales for the three months ended December 31, 2016.

	Three Months Ended December 31,
			Increase
	2016	2015	(Decrease)

Days of sales outstanding	65.0	56.9	8.1
Inventory turns	7.7	7.7	-

Accounts receivable days of sales outstanding were 65.0 days at December 31, 2016 compared to 56.9 days at December 31, 2015. The 8.1 days increase was primarily due to slower payment times by oil and gas customers. Inventory turns remained flat at December 31, 2016 compared to December 31, 2015.

Funding Commitments

We believe our cash generated from operations will meet our normal working capital needs during the next twelve months. However, we may require additional debt outside of our credit facilities or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, we may issue securities that substantially dilute the interests of our shareholders.

Repurchases of Common Stock

On December 17, 2014, DXP publicly announced an authorization from the Board of Directors that allowed DXP from time to time to purchase up to 400,000 shares of DXP's common stock over 24 months. Purchases could be made in open market or in privately negotiated transactions. DXP purchased 191,420 shares for $8.9 million under this authorization through December 31, 2015. No shares were purchased during 2016.  The authorization expired on December 16, 2016.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2017 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period

	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$3,381	$6,841	$5,000	$236,875	$252,097
Operating lease obligations	19,419	26,494	16,072	3,441	65,426
Estimated interest payments (2)	17,607	34,611	33,870	8,382	94,470
Total	$40,407	$67,946	$54,942	$248,698	$411,993

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2)	Assumes interest rates in effect at December 31, 2017. Assumes debt is paid on maturity date and not replaced.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017, we were not involved in any unconsolidated SPE transactions.

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

Variable Interest Entity (VIE)

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2017, the total assets of the VIE were approximately $5.2 million including approximately $4.5 million of fixed assets. DXP is the primary customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.6 million and $1.3 million for the twelve months ended December 31, 2017 and 2016, respectively. The Company recognized a related income tax benefit of $0.2 million and $0.3 million related to the VIE for the years ended December 31, 2017 and 2016, respectively.  At December 31, 2017, the owners of the 52.5% of the equity not owned by DXP included employees of DXP.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2017, the allowance was 5.1% of the gross accounts receivable, compared to an allowance of 5.2% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill and Other Indefinite Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management. As of December 31, 2017 DXP Core Service Centers (“Core SC”), DXP Core IPS, and DXP Core Supply Chain Services (“Core SCS”) had goodwill.

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. For 2017 and 2016, the Company’s annual tests of goodwill for impairment, including qualitative assessments of all of its reporting units of goodwill, determined that a quantitative impairment was not necessary.

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

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment was recorded for property and equipment and intangible assets with indefinite or determinable lives during 2017, 2016 and 2015.

Revenue Recognition

For binding, long-term agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Changes in estimated profitability may periodically result in revisions to revenue and expenses and are recognized in the period such revisions become probable. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $40.6 million, $31.5 million, and $47.5 million were recognized on contracts in process for the years ended December 31, 2017, 2016, and 2015, respectively. The typical time span of these contracts is approximately one to two years.

For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured. Revenues are recorded net of sales taxes.

The Company reserves for potential customer returns based upon the historical level of returns. Reserves for customer returns were $0.3 and $0.2 million at December 31, 2017 and 2016, respectively.

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

The accrual for these claims at December 31, 2017 and 2016 was approximately $2.7 million and $3.1 million, respectively.

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. DXP did not complete any acquisitions during 2017 or 2016.

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

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2012. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Effective in 2017 or Earlier

Accounting Changes and Error Corrections. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-03 ("ASU 2017-03"), Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This update adds language to the SEC Staff Guidance in relation to ASU 2014-09, ASU 2016-02, and ASU 2016-13. This ASU 2017-03 provides the SEC Staff view that a registrant should consider additional quantitative and qualitative disclosures related to the previously mentioned ASUs in connection with the status and impact of their adoption. This guidance, which was effective immediately, did not have a material impact on our Condensed Consolidated Financial Statements.

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

Topic	Method of Adoption	Impact on Consolidated Financial Statements

Recognize all excess tax benefits and tax deficiencies as income tax benefit or expense	Prospective	The Company recognized $0.1 million of excess tax benefit in income taxes for the year ended December 31, 2017, decreasing the effective tax rate for the year.

Excess tax benefits and deficiencies on the statement of cash flows are classified as an operating activity	Prospective
The Company recognized $0.1 million of excess tax benefit for the year ended December 31, 2017 as an operating activity.  Prior to the adoption of the ASU 2016-09, the excess tax expense for the year ended December 31, 2016 of $0.6 million was recognized as a financing activity. The excess tax expense for the year ended December 31, 2015 was zero.

Employee taxes paid when an employer withholds shares for tax-withholding purposes on the statement of cash flows are classified as a financing activity	Retrospective
The Company reclassified $0.2 million and $0.8 million of employee taxes paid from cash flows from operating activities to cash flows from financing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2016 and December 31, 2015.

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

Statement of Cash Flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Classification of Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 should be applied retrospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted this ASU September 30, 2017 and classified $3.5 million of cash to restricted cash on the Condensed Consolidated Balance Sheet as of December 31, 2017. This cash deposit was required as collateral for letters of credit outstanding under our previously existing credit facility.

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

Intangibles-Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU is to simplify how an entity is required to test goodwill for impairment. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company early adopted this ASU December 31, 2017. The Company’s annual tests of goodwill for impairment, including qualitative assessments of all of its reporting units goodwill, determined a quantitative impairment test was not necessary.

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

Our market risk results primarily from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at December 31, 2017, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.5 million. Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount By Expected Maturity (in thousands, except percentages)
	2018	2019	2020	2021	2022	There- after	Total	Fair Value
Fixed Rate Long- term Debt	$881	$905	$936	$-	$-	$-	$2,722	$2,722
Fixed Interest Rate	2.9%	2.9%	2.9%	-	-	-	-	-
Floating Rate Long-term Debt	$2,500	$2,500	$2,500	$2,500	$2,500	$236,875	$249,375	$249,375
Average Interest Rate (1)	7.1%	7.1%	7.1%	7.1%	7.1%	7.1%	-	-
Total Maturities	$3,381	$3,405	$3,436	$2,500	$2,500	$236,875	$252,097	$252,097

(1) Assumes weighted average floating interest rates in effect at December 31, 2017.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of income (loss) and comprehensive income (loss), equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2018 expressed an adverse opinion on the Company’s internal control over financial reporting due to material weaknesses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Houston, TX
March 28, 2018

We have served as the Company’s auditor since 2017.

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

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2015 (not represented herein), and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DXP Enterprises, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015  in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Houston, Texas

February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DXP Enterprises, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of DXP Enterprises, Inc. and subsidiaries as of December 31, 2017, the related consolidated statements of income (loss) and comprehensive income (loss), equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:

Ineffective control environment and monitoring to support the financial reporting process.

The Company’s control environment did not sufficiently promote effective internal control over financial reporting; specifically, the following factors relating to the control environment:

The Company did not maintain effective management review controls over the monitoring and review of certain accounts, thus we were not able properly conclude these account reconciliations and analyses were performed at an appropriate level of detail.

The Company did not effectively design, document nor monitor (review, evaluate and assess) the key internal control activities that provide the accounting information contained in the Company’s financial statements.

Ineffective Information Technology General Controls (“ITGC”).

The Company did not maintain effective ITGC, which are required to support automated controls and information technology (“IT”) functionality; therefore, automated controls and IT functionality were deemed ineffective for the same period under audit.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and our opinion on such consolidated financial statements was not affected.

Definition and Limitations of Internal Control Over Financial Reporting

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

Houston, TX
March 28, 2018

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$22,047	$1,590
Restricted Cash	3,532	-
Trade accounts receivable, net of allowances for doubtful accounts of $9,015 in 2017 and $8,160 in 2016	167,272	148,919
Inventories	91,413	83,699
Costs and estimated profits in excess of billings on
uncompleted contracts	26,915	18,421
Prepaid expenses and other current assets	5,296	2,138
Federal income taxes recoverable	1,440	2,558
Total current assets	317,915	257,325
Property and equipment, net	53,337	60,807
Goodwill	187,591	187,591
Other intangible assets, net of accumulated amortization of $84,624 in 2017 and $70,027 in 2016	78,525	94,831
Other long-term assets	1,715	1,498
Total assets	$639,083	$602,052
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,381	$51,354
Trade accounts payable	80,303	78,698
Accrued wages and benefits	18,483	16,962
Customer advances	2,189	2,441
Billings in excess of costs and estimated profits on uncompleted contracts	4,249	2,813
Other current liabilities	16,220	14,391
Total current liabilities	124,825	166,659
Long-term debt, less current maturities and unamortized debt issuance costs	238,643	173,331
Deferred income taxes	7,069	9,513
Total long-term liabilities	245,712	182,844
Commitments and Contingencies (Note 15)
Equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at December 31, 2017 and 2016); 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share ($1,500 at December 31, 2017 and 2016); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,315,573 in 2017 and 17,197,380 in 2016 shares issued	174	173
Additional paid-in capital	153,087	152,313
Retained earnings	134,193	117,395
Accumulated other comprehensive loss	(19,491)	(18,274)
Total DXP Enterprises, Inc. equity	267,979	251,623
Noncontrolling interest	567	926
Total equity	268,546	252,549
Total liabilities and equity	$639,083	$602,052

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015

Sales	$1,006,782	$962,092	$1,247,043
Cost of sales	735,201	697,290	895,057
Gross profit	271,581	264,802	351,986
Selling, general and administrative expense	238,091	245,470	303,819
Impairment expense	-	-	68,735
B27 settlement	-	-	7,348
Operating income (loss)	33,490	19,332	(27,916)
Other expense (income), net	(456)	(5,906)	72
Interest expense	17,054	15,564	10,932
Income (loss) before income taxes	16,892	9,674	(38,920)
Provision for income taxes	363	2,523	150
Net income (loss)	16,529	7,151	(39,070)
Net loss attributable to noncontrolling interest	(359)	(551)	(534)
Net income (loss) attributable to DXP Enterprises, Inc.	16,888	7,702	(38,536)
Preferred stock dividend	90	90	90
Net income (loss) attributable to common shareholders	$16,798	$7,612	$(38,626)

Net income (loss)	$16,529	$7,151	$(39,070)
Cumulative translation adjustment, net of income taxes	(1,217)	(7,658)	(4,916)
Comprehensive income (loss)	$15,312	$(507)	$(43,986)

Basic earnings (loss) per share	$0.97	$0.51	$(2.68)
Weighted average common shares outstanding	17,400	15,042	14,423
Diluted earnings (loss) per share	$0.93	$0.49	$(2.68)
Weighted average common shares and common equivalent shares outstanding	18,240	15,882	14,423

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Non- Control Interest	Accum. Other Comp. Income	Total Equity
BALANCES AT January 1, 2015	$1	$15	$146	$115,605	$148,409	$(15,524)	$-	$(5,700)	$242,952

Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	2,973	-	-	-	-	2,973
Tax related items for share based awards	-	-	-	(815)	-	-	-	-	(815)
Issuance of 148,769 treasury shares in connection with an acquisition	-	-	-	(4,825)	-	9,223	-	-	4,398
Acquisition of 191,420 shares of treasury stock	-	-	-	-	-	(8,908)	-	-	(8,908)
Issuance of 57,401 treasury shares upon vesting of restricted stock	-	-	-	(2,632)	-	2,632	-	-	-
Noncontrolling interest holder contributions, net of tax benefits	-	-	-	-	-	-	2,346	-	2,346
Cumulative translation adjustment	-	-	-	-	-	-	-	(4,916)	(4,916)
Net loss	-	-	-	-	(38,536)	-	(534)	-	(39,070)
BALANCES AT DECEMBER 31, 2015	$1	$15	$146	$110,306	$109,783	$(12,577)	$1,812	$(10,616)	$198,870

Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	3,580	-	-	-	-	3,580
Tax related items for share based awards	-	-	-	(858)	-	-	-	-	(858)
Issuance of 2,722,858 shares of Common stock	-	-	27	51,862	-	-	-	-	51,889
Issuance of 264,297 treasury shares	-	-	-	(12,577)	-	12,577	-	-	-
Noncontrolling interest holder contributions, net of tax benefits	-	-	-	-	-	-	(335)	-	(335)
Cumulative translation adjustment	-	-	-	-	-	-	-	(7,658)	(7,658)
Net income (loss)	-	-	-	-	7,702	-	(551)	-	7,151
BALANCES AT DECEMBER 31, 2016	$1	$15	$173	$152,313	$117,395	$-	$926	$(18,274)	$252,549
Dividends paid	-	-	-	-	(90)	-	-	-	(90)
Compensation expense for restricted stock	-	-	-	1,708	-	-	-	-	1,708
Tax related items for share based awards	-	-	-	(933)	-	-	-	-	(933)
Issuance of shares of Common stock	-	-	1	(1)	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	-	(1,217)	(1,217)
Net income (loss)	-	-	-	-	16,888	-	(359)	-	16,529
BALANCES AT DECEMBER 31, 2017	$1	$15	$174	$153,087	$134,193	$-	$567	$(19,491)	$268,546

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$16,888	$7,702	$(38,536)
Less net loss attributable to noncontrolling interest	(359)	(551)	(534)
Net income (loss)	16,529	7,151	(39,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,520	11,933	12,622
Amortization of intangible assets	17,266	18,061	20,621
Impairment of goodwill	-	-	68,735
Bad debt expense	3,416	180	2,014
Amortization of debt issuance costs	1,548	1,856	1,211
Write off of debt issuance costs	578	-	-
Gain on sale of subsidiary	-	(5,635)	-
Stock compensation expense	1,708	3,580	2,973
Tax loss related to vesting of restricted stock	-	619	-
Deferred income taxes	(3,827)	2,687	(9,024)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business acquisitions:
Trade accounts receivable	(20,539)	12,080	71,261
Costs and estimated profits in excess of billings on uncompleted contracts	(8,419)	3,457	(2,047)
Inventories	(7,544)	5,453	12,724
Prepaid expenses and other assets	(3,287)	620	159
Accounts payable and accrued expenses	3,189	(8,595)	(42,862)
Billings in excess of costs & estimated profits on uncompleted contracts	1,406	(5,203)	(513)
Net cash provided by operating activities	12,544	48,244	98,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,811)	(4,868)	(13,992)
Proceeds from the sale of fixed assets	-	1,206	-
Proceeds from sale of subsidiary	-	31,476	-
Acquisitions of businesses, net of cash acquired (1)	-	-	(15,501)
Net cash provided by (used in) investing activities	(2,811)	27,814	(29,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	728,822	517,689	393,551
Principal payments on revolving line of credit and other long-term debt	(702,402)	(643,568)	(453,480)
Debt issuance costs	(11,208)	(801)	(543)
Noncontrolling interest holder contributions (distributions), net of tax benefits	-	(335)	2,346
Preferred dividends paid	(90)	(90)	(90)
Purchase of treasury stock	-	-	(8,908)
Proceeds from issuance of common shares, net	-	51,889	-
Payment for employee taxes withheld from stock awards	(934)	(238)	(815)
Tax (loss) related to vesting of restricted stock	-	(619)	-
Net cash provided by (used in) financing activities	14,188	(76,073)	(67,939)
EFFECT OF FOREIGN CURRENCY ON CASH	68	(88)	274
(DECREASE) INCREASE IN CASH	23,989	(103)	1,646
CASH AT BEGINNING OF YEAR	1,590	1,693	47
CASH AT END OF YEAR	$25,579	$1,590	$1,693

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$15,205	$13,708	$9,721
Cash paid for Income Taxes	$714	$4,780	$13,792

(1)	Purchases of businesses in 2015 exclude $4.4 million in common stock issued in connection with an acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). See Note 18 for discussion of the business segments.

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

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2017, the total assets of the VIE were approximately $5.2 million including approximately $4.5 million of fixed assets. DXP is the primary customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.6 million and $1.3 million for the twelve months ended December 31, 2017 and 2016, respectively. The Company recognized a related income tax benefit of $0.2 million and $0.3 million related to the VIE for the years ended December 31, 2017 and 2016, respectively.  At December 31, 2017, the owners of the 52.5% of the equity not owned by DXP included employees of DXP.

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

Cash and Cash Equivalents

The Company’s presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of 90 days or less at time of purchase. The Company places its cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not historically experienced any losses when in excess of these limits.

Receivables and Credit Risk

Trade receivables consist primarily of uncollateralized customer obligations due under normal trade terms, which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and customers may not pay within stated trade terms.

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States, and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of such accounts. The Company writes off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

Changes in this allowance for 2017, 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2017		2016	2015
Balance at beginning of year	$8,160		$9,364	$8,713
Charged to costs and expenses	3,367		180	2,014
Charged to other accounts	22	[3]	(17)[2]	1,255	[2]
Deductions	(2,534)[1]		(1,367)[1]	(2,618)[1]
Balance at end of year	$9,015		$8,160	$9,364

(1) Uncollectible accounts written off, net of recoveries
(2) Includes allowance for doubtful accounts from acquisitions and divestiture
(3) Primarily due to translation adjustments

Fair Value of Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. US GAAP establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. US GAAP prioritizes the inputs into three levels that may be used to measure fair value:

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

Inventories

Inventories consist principally of finished goods and are priced at net realizable value, cost being determined using the first-in, first-out (“FIFO”) method. Provisions are provided against inventories for estimated obsolescence based upon the aging of the inventories and market trends and are applied as a reduction in cost of associated inventory.

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

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. During the third and fourth quarter of 2015, DXP performed interim impairment tests using a quantitative approach and recognized goodwill impairments of $57.8 million and $9.8 million, respectively. No impairment of goodwill was required in 2017 and 2016.

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability on an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets excluding goodwill, was required in 2017, 2016 and 2015.

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

Revenue Recognition

For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Revenues of approximately $40.6 million, $31.5 million, and $47.5 million were recognized on contracts in process for the years ended December 31, 2017, 2016, and 2015, respectively. The typical time span of these contracts is approximately one to two years.

For other sales, the Company recognizes revenues when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured, which is generally upon delivery to the customer. Revenues are recorded net of sales taxes.

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

The accrual for these claims at December 31, 2017 and 2016 was approximately $2.7 million and $3.1 million, respectively.

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

Debt Issuance Cost Amortization

Fees paid to DXP’s lenders to secure a firm commitment on a term loan and revolving line of credit are presented as a direct deduction from the carrying amount of the debt liability. For the term loan, fees paid by DXP are amortized over the life of the loan as additional interest. Fees paid to secure a firm commitment from our lender on a revolving line of credit are amortized on a straight-line basis over the entire term of the arrangement. The total unamortized debt issuance costs reported on the consolidated balance sheets as of December 31, 2017 and 2016 was $10.1 million and $1.0 million, respectively. In connection with the extinguishment of the previously existing credit facility we recorded a $0.6 million write-off of debt issuance costs, which was included in interest expense during the third quarter of 2017.

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

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2012. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company’s other comprehensive (loss) income is comprised of changes in the market value of an investment with quoted market prices in an active market for identical instruments and translation adjustments from translating foreign subsidiaries to the reporting currency.  Comprehensive income for the year ended December 31, 2016 was reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors which accumulated during 2013, 2014 and 2015 due to the Company improperly recognizing an $8.6 million deferred tax asset on unrealized foreign currency losses not expected to be realized within one year. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the years ended December 31, 2016 and 2015.

Out-of-Period Items

Deferred tax liabilities related to intangibles for customer relationships acquired in Canada during 2012 and 2013 were reduced by $2.2 million during the fourth quarter of 2017 to correct the tax rate used to establish the deferred tax liabilities at the dates of acquisition. The Company evaluated the misstatement of each period since these acquisitions were completed and concluded the effects were immaterial.

During the first quarter of 2015, we identified a $2.5 million ($1.6 million net of tax) overstatement of an accrual at December 31, 2014, which overstated 2014 selling, general and administrative expense. We recorded an out-of-period adjustment to correct this overstatement in the quarter ended March 31, 2015. During the fourth quarter of 2015, we realized $1.5 million of net tax benefits related to events which occurred in earlier years. These out-of-period items reduced the 2015 net loss by $3.1 million and 2015 basic and diluted net loss per share by $0.21. We assessed the materiality of this overstatement and concluded the overstatement was not material to the results of operations or financial condition for the year ended December 31, 2015.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Standards Effective in 2017 or Earlier

Accounting Changes and Error Corrections. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-03 ("ASU 2017-03"), Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This update adds language to the SEC Staff Guidance in relation to ASU 2014-09, ASU 2016-02, and ASU 2016-13. This ASU 2017-03 provides the SEC Staff view that a registrant should consider additional quantitative and qualitative disclosures related to the previously mentioned ASUs in connection with the status and impact of their adoption. This guidance, which was effective immediately, did not have a material impact on our Condensed Consolidated Financial Statements.

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

Topic	Method of Adoption	Impact on Consolidated Financial Statements

Recognize all excess tax benefits and tax deficiencies as income tax benefit or expense	Prospective	The Company recognized $0.1 million of excess tax benefit in income taxes for the year ended December 31, 2017, decreasing the effective tax rate for the year.

Excess tax benefits and deficiencies on the statement of cash flows are classified as an operating activity	Prospective
The Company recognized $0.1 million of excess tax benefit for the year ended December 31, 2017 as an operating activity.  Prior to the adoption of the ASU 2016-09, the excess tax expense for the year ended December 31, 2016 of $0.6 million was recognized as a financing activity. The excess tax expense for the year ended December 31, 2015 was zero.

Employee taxes paid when an employer withholds shares for tax-withholding purposes on the statement of cash flows are classified as financing activity	Retrospective
The Company reclassified $0.2 million and $0.8 million of employee taxes paid from cash flows from operating activities to cash flows from financing activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015.

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

Statement of Cash Flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Classification of Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 should be applied retrospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted this ASU September 30, 2017 and classified $3.5 million of cash to restricted cash on the Condensed Consolidated Balance Sheet as of December 31, 2017. This cash deposit was required as collateral for letters of credit outstanding under our previously existing credit facility.

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

Intangibles-Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU is to simplify how an entity is required to test goodwill for impairment. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company early adopted this ASU December 31, 2017. The Company’s annual tests of goodwill for impairment, including qualitative assessments of all of its reporting units goodwill, determined a quantitative impairment test was not necessary.

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

The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes and financial statement disclosures. We have engaged third party consultants to assist us in assessing our contracts with customers, processes and controls required to address the impact that ASU No. 2014-09 will have on our business. The Company has elected the modified retrospective method and will adopt the new revenue guidance effective January 1, 2018, with an expected immaterial impact to the opening retained earnings.

The analysis of contracts with customers under the new revenue recognition standard was consistent with the Company’s current revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to the customer. The ASU also requires expanded qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, significant judgments and accounting policy.

Based on our overall assessment performed to date, the adoption of the new standard is not expected to have an ongoing material impact on the Company’s Consolidated Financial Statements.

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

NOTE 5 - INVENTORIES

The carrying values of inventories were as follows (in thousands):

	December 31, 2017	December 31, 2016
Finished goods	$79,820	$74,269
Work in process	11,593	9,430
Inventories	$91,413	$83,699

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

Costs and estimated profits on uncompleted contracts and related amounts billed for 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$37,899	$25,214
Estimated earnings, thereon	2,665	6,274
Total	40,564	31,488
Less: billings to date	17,881	15,864
Net	$22,683	$15,624

Such amounts were included in the accompanying Consolidated Balance Sheets for 2017 and 2016 under the following captions (in thousands):

	December 31,
	2017	2016
Costs and estimated profits in excess of billings on uncompleted contracts	$26,915	$18,421
Billings in excess of costs and estimated profits on uncompleted contracts	(4,249)	(2,813)
Translation Adjustment	17	16
Net	$22,683	$15,624

NOTE 7 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment were as follows (in thousands):

	December 31, 2017	December 31, 2016

Land	$2,346	$2,346
Buildings and leasehold improvements	16,724	16,259
Furniture, fixtures and equipment	94,475	94,784
Less – Accumulated depreciation	(60,208)	(52,582)
Total Property and Equipment	$53,337	$60,807

Depreciation expense was $10.5 million, $11.9 million, and $12.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. Capital expenditures by segment are included in Note 18.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2017 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balances as of December 31, 2016	$187,591	$94,831	$282,422
Translation adjustment	-	960	960
Amortization	-	(17,266)	(17,266)
Balances as of December 31, 2017	$187,591	$78,525	$266,116

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2016 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balances as of December 31, 2015	$197,362	$112,297	$309,659
Sale of subsidiary	(9,620)	-	(9,620)
Purchase accounting adjustment	(151)	-	(151)
Translation adjustment	-	595	595
Amortization	-	(18,061)	(18,061)
Balances as of December 31, 2016	$187,591	$94,831	$282,422

The following table presents goodwill balance by reportable segment as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Service Centers	$154,473	$154,473
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$187,591	$187,591

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

The impairment losses during the year ended December 31, 2015 are included in the “impairment expense” line item on the consolidated statements of income (loss).

The following table presents a summary of amortizable other intangible assets (in thousands):

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$162,200	$(83,806)	$78,394	$163,022	$(68,446)	$94,576
Non-compete agreements	949	(818)	131	1,836	(1,581)	255
Total	$163,149	$(84,624)	$78,525	$164,858	$(70,027)	$94,831

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

Customer relationships are amortized over their estimated useful lives. Amortization expense is recognized according to estimated economic benefits and was $17.3 million, $18.1 million, and $20.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.  The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2018	$15,615
2019	14,170
2020	10,292
2021	8,911
2022	7,264
Thereafter	22,273
Total	$78,525

The weighted average remaining estimated life for customer relationships and non-compete agreements are 8.3 years and 1.8 years, respectively.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2017	2016

ABL Revolver	$-	$-
Term Loan B	249,375	-
Line of credit	-	147,600
Term loan	-	74,500
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	2,722	3,577
Less unamortized debt issuance costs	(10,073)	(992)
Total Debt	242,024	224,685
Less: Current maturities	(3,381)	(51,354)
Total Long-term Debt	$238,643	$173,331

ABL Facility

On August 29, 2017, DXP  entered into a five year, $85 million Asset Based Loan and Security Agreement (the “ABL Credit Agreement”).  The ABL Credit Agreement provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million (the “ABL Loans”). The ABL Loans may be increased, in increments of $10.0 million, up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The interest rate for the ABL facility was 2.9% at December 31, 2017. The unused line fee was 0.375% at December 31, 2017.

The obligations of the Borrowers are guaranteed by the Company and its direct and indirect material wholly-owned subsidiaries other than certain excluded subsidiaries.

The ABL Credit Agreement contains a financial covenant restricting the Company from allowing its Fixed Charge Coverage Ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2017, the Company's consolidated Fixed Charge Coverage Ratio was 3.67 to 1.00.

The ABL Loan is secured by substantially all of the assets of the Company.

Senior Secured Term Loan B:

On August 29, 2017, DXP entered into a six year Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $250 million which amortizes in equal quarterly installments of 0.25% with the balance payable in August 2023, when the facility matures.  Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size up to an aggregate of $30 million, in minimum increments of $10 million, plus an additional amount such that DXP’s Secured Leverage Ratio (as defined under the Term Loan) would not exceed 3.60 to 1.00. We are required to repay the Term Loan in connection with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, reducing to 25%, if our total leverage ratio is no more than 3.00 to 1.00 and 0%, if our total leverage ratio is no more than 2.50 to 1.00. In addition, the Term Loan contains a number of customary restrictive covenants. The interest rate for the Term Loan was 7.1 % as of December 31, 2017.

The Term Loan requires that the company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of restricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2017, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2017	5.75:1.00
March 31, 2018	5.75:1.00
June 30, 2018	5.50:1.00
September 30, 2018	5.50:1.00
December 31, 2018	5.25:1.00
March 31, 2019	5.25:1.00
June 30, 2019	5.00:1.00
September 30, 2019	5.00:1.00
December 31, 2019	4.75:1.00
March 31, 2020	4.75:1.00
June 30, 2020 and each Fiscal Quarter thereafter	4.50:1.00

As of December 31, 2017, the Company's consolidated Secured Leverage Ratio was 3.59 to 1.00.

The Term Loan is guaranteed by each of the Company’s direct and indirect material wholly owned subsidiaries, other than any of the Company’s Canadian subsidiaries and certain other excluded subsidiaries.

The Term Loan is secured by substantially all of the assets of the Company.

Extinguishment of Previously Existing Credit Facility

As set forth above, on August 29, 2017, the Company terminated its previously existing credit agreement and facility and replaced it with the Term Loan and the ABL Credit Agreement. The terminated facility was under the Amended and Restated Credit Agreement, dated as of January 2, 2014, by and among the Company, as borrower, and Wells Fargo Bank, National Association, as issuing lender and administrative agent for other lenders (the “Original Credit Agreement”). This Original Credit Agreement was subsequently amended five times by the First Amendment to Restated Credit Agreement dated as of August 6, 2015, Second Amendment to Restated Credit Agreement dated as of September 30, 2015, Third Amendment to Restated Credit Agreement dated as of May 12, 2016, Fourth Amendment to Restated Credit Agreement dated as of August 15, 2016, and Fifth Amendment to Amended and Restated Credit Agreement dated as of November 28, 2016. A description of the material terms of these terminated agreements can be found in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.  In connection with the extinguishment of the previously existing Credit Facility we recorded a $0.6 million write-off of debt issuance costs, which was included in interest expense during the third quarter of 2017.

As of December 31, 2017, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

2018	$3,381
2019	3,405
2020	3,436
2021	2,500
2022	2,500
Thereafter	236,875
Total	$252,097

NOTE 10 - INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015

Domestic	$13,183	$11,079	$(42,179)
Foreign	3,709	(1,405)	3,259
Total income before taxes	$16,892	$9,674	$(38,920)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current -
Federal	$1,400	$(902)	$5,182
State	698	136	1,499
Foreign	2,092	602	2,493
	4,190	(164)	9,174
Deferred -
Federal	686	4,174	(7,090)
State	(464)	120	-
Foreign	(4,049)	(1,607)	(1,934)
	(3,827)	2,687	(9,024)
	$363	$2,523	$150

The difference between income taxes computed at the federal statutory income tax rate (35%) and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income taxes computed at federal statutory rate	$5,912	$3,386	$(13,622)
State income taxes, net of federal benefit	152	166	974
Non-tax deductible impairment expense computed at federal statutory rate	-	-	15,765
Foreign adjustment	255	140	689
Meals and entertainment	422	361	620
Gain on sale of Vertex	-	(1,971)	-
Domestic Production Activity Deduction	(98)	-	(1,143)
Research and development tax credit	(641)	(886)	(1,730)
Foreign tax credit	-	(383)	(921)
Valuation Allowance	(791)	-	-
Tax Reform Deferred Tax Remeasurement	(1,294)	-	-
Canadian Acquisition Deferred Tax Liability True Up	(2,180)	-	-
Foreign rate difference	(297)	112	(261)
Other	(1,077)	1,598	(221)
	$363	$2,523	$150

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Goodwill	$2,668	$4,029
Allowance for doubtful accounts	1,707	2,469
Inventories	2,365	3,944
Accruals	(61)	97
Research and development credit carryforward	1,115	886
Foreign Tax Credit Carryforward	64	64
Charitable Contribution Carryforward	559	138
Net operating loss carryforward	136	760
Capital loss carryforward	12,225	18,903
Deferred Compensation	475	1,881
Other Accruals	266	-
Other	65	107
Total deferred tax assets	21,584	33,278
Less valuation allowance	(12,220)	(19,633)
Total deferred tax asset, net of valuation Deferred tax liabilities :	9,364	13,645
Intangibles	(8,695)	(10,042)
Property and equipment	(6,860)	(12,762)
Unremitted foreign earnings	(354)	(354)
Cumulative translation adjustment	(67)	-
Other	(457)	-
Net deferred tax liability	$(7,069)	$(9,513)

At December 31, 2017, the Company had $51.4 million of capital loss carryforward, which will expire in 2021. The Company has recorded a valuation allowance for nearly all of this carryforward amount.  The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards and the deferred tax assets that may not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law.  The majority of the provisions signed into law in 2017 do not take effect until January 1, 2018.  The Act is a comprehensive tax reform legislation that contains significant changes to corporate taxation.  Provisions on the enacted law include a permanent reduction of the corporate income tax rate from 35% to 21%, imposing a mandatory one-time tax on un-repatriated accumulated earnings of foreign subsidiaries, a partial limitation on the deductibility of business interest expense, a limitation on net operating losses to 80% of taxable income each year, a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries), and other related provisions to maintain the U.S. tax base.

In accordance with SAB 118 issued by the Securities and Exchange Commission on December 22, 2017, companies are allowed a one year measurement period to complete the accounting related to The Act. Specifically, SAB 118 permits companies to record a provisional amount which can be remeasured during the measurement period due to obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enacted date.  As a result, we remeasured our net deferred income tax liabilities by a provisional $1.3 million benefit and a corresponding provisional decrease in the net deferred tax liability as of December 31, 2017.  We are still in the process of analyzing The Act's impact as permitted under SAB 118. The largest impact to the Company being the remeasurement of deferred taxes due to the U.S. statutory tax rate change. The mandatory repatriation and resulting toll charge on accumulated foreign earnings and profits has limited impact on the Company as unremitted earnings from non-US jurisdictions is minimal.  The Company is provisional in its approach and assertion that there is no financial statement impact as of December 31, 2017.

Deferred tax liabilities related to intangibles for customer relationships acquired in Canada during 2012 and 2013 were reduced by $2.2 million during the fourth quarter of 2017 to correct the tax rate used to establish the deferred tax liabilities at the dates of acquisition. The Company evaluated the misstatement of each period since these acquisitions were completed and concluded the effects were immaterial.

Total deferred tax assets at December 31, 2016 were reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors of $1.3 million, $2.7 million and $4.6 million which were recorded during 2013, 2014 and 2015, respectively, due to the Company improperly recognizing a deferred tax asset related to cumulative translation adjustment losses.  The Company evaluated the misstatement of each period and concluded the effects were immaterial.  Therefore, the Company decided to correct the accumulated $8.6 million error in the fourth quarter of 2016. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the years ended December 31, 2017, 2016 and 2015.

NOTE 11 - SHARE-BASED COMPENSATION

Restricted Stock

Under the restricted stock plans approved by our shareholders, directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock granted to employees and that are outstanding as of December 31, 2017 vest in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after date of grant; or 10% each year for ten years after date of grant. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued.  At December 31, 2017, 401,223 shares were available for future grant.

Changes in restricted stock for the twelve months ended December 31, 2017 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2016	143,380	$26.76
Granted	18,672	$34.07
Forfeited	(298)	$59.60
Vested	(83,853)	$24.92
Non-vested at December 31, 2017	77,901	$30.36

Changes in restricted stock for the twelve months ended December 31, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2015	137,507	$54.58
Granted	108,553	$17.07
Forfeited	(39,000)	$65.41
Vested	(63,680)	$46.65
Non-vested at December 31, 2016	143,380	$26.76

Changes in restricted stock for the twelve months ended December 31, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2014	179,942	$52.71
Granted	35,821	$40.95
Forfeited	(20,855)	$41.34
Vested	(57,401)	$44.99
Non-vested at December 31, 2015	137,507	$54.58

Compensation expense, associated with restricted stock, recognized in the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $2.0 million, and $3.0 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2017, 2016 and 2015 were approximately $0.7 million, $0.8 million and $1.2 million, respectively. Unrecognized compensation expense under the DXP Enterprises, Inc. 2016 Omnibus Incentive Plan at December 31, 2017, December 31, 2016 and December 31, 2015 was $1.6 million, $2.7 million and $4.9 million, respectively. As of December 31, 2017, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 15.2 months.

NOTE 12 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. For the year ended December 31, 2015, we excluded the potential dilution of convertible preferred stock, which could be converted into 840,000 shares because they would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,

	2017	2016	2015
Basic:
Weighted average shares outstanding	17,400	15,042	14,423

Net income (loss) attributable to DXP Enterprises, Inc.	$16,888	$7,702	$(38,536)
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$16,798	$7,612	$(38,626)
Per share amount	$0.97	$0.51	$(2.68)

Diluted:
Weighted average shares outstanding	17,400	15,042	14,423
Assumed conversion of convertible preferred stock	840	840	-
Total dilutive shares	18,240	15,882	14,423
Net income (loss) attributable to common shareholders	$16,798	$7,612	$(38,626)
Convertible preferred stock dividend	90	90	-
Net income (loss) attributable to DXP Enterprises, Inc. for diluted earnings per share	$16,888	$7,702	$(38,626)
Per share amount	$0.93	$0.49	$(2.68)

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

NOTE 13 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,122 shares and 15,000 shares outstanding as of year-end 2017, 2016 and 2015, respectively. The preferred stock did not have any activity during 2017, 2016 and 2015. The activity related to outstanding common stock and common stock held in treasury was as follows:

	December 31,
	2017	2016	2015
Common Stock:	Quantity (in thousands)
Balance, beginning of period	17,197	14,390	14,375
Issuance of shares for compensation net of withholding	119	84	15
Issuance of common stock related to equity distribution agreements	-	2,723	-
Balance, end of period	17,316	17,197	14,390

	December 31,
	2017	2016	2015
Treasury Shares:	Quantity (in thousands)
Balance, beginning of period	-	264	280
Issuance of treasury shares for acquisition	-	-	(149)
Purchase of treasury shares	-	-	191
Issuance of treasury shares upon vesting of restricted shares net of withholding	-	(264)	(58)
Balance, end of period	-	-	264

NOTE 14 - BUSINESS ACQUISITIONS

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

On April 1, 2015, the Company completed the acquisition of all of the equity interests of Tool Supply, Inc. (“TSI”) to expand DXP’s cutting tools offering in the Northwest region of the United States. DXP paid approximately $5.0 million for TSI, which was borrowed under the Company’s credit facility in effect at the date of acquisition. Estimated goodwill of $2.9 million and intangible assets of $2.0 were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment. None of the estimated goodwill or intangible assets are expected to be tax deductible.

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC (“Cortech”) to expand DXP’s rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under the Company’s credit facility in effect at the date of acquisition, as well as by issuing $4.4 million (148.8 thousand shares) of DXP common stock. Estimated intangible assets of $5.2 were recognized for this acquisition. In the first quarter of 2016, DXP adjusted the deferred tax liability associated with the acquisition by $151 thousand, which resulted in an adjusted goodwill balance of $8.7 million. All of the estimated goodwill is included in the Service Centers segment. Approximately $4.5 million of the goodwill and intangible assets are not deductible for tax purposes.

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

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2017 and 2016, assuming the divestiture of a business completed in 2016 were consummated as of  January 1, 2016 are as follows (in millions, except per share amounts):

	Years Ended December 31,
	2017	2016
Net sales	$1,006.8	$939.4
Net income attributable to DXP Enterprises, Inc.	$16.9	$5.5
Per share data
Basic earnings	$0.97	$0.36
Diluted earnings	$0.93	$0.35

The pro forma unaudited results of operations for the Company on a consolidated basis for the twelve months ended December 31, 2016 and 2015, assuming the acquisition of businesses completed in 2015 and divestiture of a business completed in 2016 (previously discussed in Item 1, Business) was consummated as of January 1, 2015 are as follows (in millions, except per share amounts.

	Years Ended December 31,
	2016	2015
Net sales	$939.4	$1,228.9
Net income (loss) attributable to DXP Enterprises, Inc.	$5.5	$(40.7)
Per share data
Basic earnings (loss)	$0.36	$(2.83)
Diluted earnings (loss)	$0.35	$(2.83)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2017, for non-cancelable leases are as follows (in thousands):

2018	$19,419
2019	15,002
2020	11,492
2021	9,435
2022	6,637
Thereafter	3,441

Rental expense for operating leases was $27.7 million, $27.6 million and $32.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) plan which is eligible to substantially all employees in the United States. For the year ended December 31, 2015 as well as the first quarter of 2016, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $0.2 million, $0.4 million, and $2.6 million to the 401(k) plan in the years ended December 31, 2017, 2016, and 2015, respectively.  In 2016 the Company suspended indefinitely the employee match program. The Company contributed $0.4 million in the first quarter of 2016 to the 401(k) plan.  No other contributions were made during the remainder of 2016.  The Company reinstated the employee match program in October 2017 contributing $0.2 million to the 401(k) plan for 2017.

NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $(1.2) million, $(7.7) million and ($4.9) million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2017, 2016 and 2015, respectively. Comprehensive income for the year ended December 31, 2016 was reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors which accumulated during 2013, 2014 and 2015 due to the Company improperly recognizing an $8.6 million deferred tax asset on unrealized foreign currency losses not expected to be realized within one year. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the years ended December 31, 2016 and 2015.

NOTE 18 – SEGMENT AND GEOGRAPHICAL REPORTING

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

Business Segmented Financial Information

The following table sets out financial information relating the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2017
Sales	$641,275	$204,030	$161,477	$1,006,782
Operating income for reportable segments, excluding amortization	63,250	11,423	15,451	90,124
Identifiable assets at year end	385,744	172,538	59,942	618,224
Capital expenditures	1,076	1,488	82	2,646
Depreciation	5,162	4,198	103	9,463
Amortization	8,989	7,194	1,083	17,266
Interest expense	9,712	5,352	1,990	17,054

2016
Sales	$621,007	$187,124	$153,961	$962,092
Operating income for reportable segments, excluding impairment expense	47,634	9,867	15,449	72,950
Identifiable assets at year end	370,261	175,198	44,796	590,255
Capital expenditures	447	3,827	129	4,403
Proceeds from sale of fixed assets	(1,038)	(168)	-	(1,206)
Depreciation	6,520	3,834	126	10,480
Amortization	9,152	7,826	1,083	18,061
Interest expense	9,290	4,422	1,852	15,564

2015
Sales	$826,588	$254,829	$165,626	$1,247,043
Operating income for reportable segments, excluding impairment expense	78,170	21,584	14,213	113,967
Identifiable assets at year end	451,333	159,365	50,012	660,710
Capital expenditures	3,185	8,383	604	12,172
Depreciation	7,734	2,930	227	10,891
Amortization	10,334	8,406	1,881	20,621
Interest expense	2,967	6,881	1,084	10,932
Impairment expense by segment	15,842	52,893	-	68,735

	Years Ended December 31,

	2017	2016	2015
Operating income for reportable segments, excluding impairment expense	$90,124	$72,950	$113,967
Adjustments for:
B27 settlement	-	-	7,348
Impairment expense	-	-	68,735
Amortization of intangibles	17,266	18,061	20,621
Corporate and other expense, net	39,368	35,557	45,179
Total operating income (loss)	33,490	19,332	(27,916)
Interest expense	17,054	15,564	10,932
Other expenses (income), net	(456)	(5,906)	72
Income (loss) before income taxes	$16,892	$9,674	$(38,920)

The Company had capital expenditures at Corporate of $0.2 million, $0.5 million, and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company had identifiable assets at Corporate of $19.4 million, $18.3 million, and $23.3 million as of December 31, 2017, 2016, and 2015, respectively. Corporate depreciation was $1.8 million, $1.4 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues
United States	$902,636	$873,926	$1,119,210
Canada	104,146	88,166	127,833
Total	$1,006,782	$962,092	$1,247,043

	As of December 31,
	2017	2016
Property and Equipment, net
United States	$42,683	$48,635
Canada	10,654	12,172
Total	$53,337	$60,807

NOTE 19 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2017, 2016 and 2015 is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Sales	$238.5	$250.7	$251.9	$265.7
Gross profit	64.5	68.9	67.0	71.2
Net income (loss)	3.1	4.1	3.0	6.6
Net income (loss) attributable to DXP Enterprises, Inc.	3.0	4.0	2.9	6.6
Earnings (loss) per share - basic	$0.18	$0.24	$0.17	$0.38
Earnings (loss) per share - diluted	$0.17	$0.23	$0.16	$0.37

2016
Sales	$253.6	$256.2	$230.0	$222.3
Gross profit	68.8	71.6	63.8	60.6
Net income (loss)	(5.2)	5.1	0.1	7.1
Net income (loss) attributable to DXP Enterprises, Inc.	(5.1)	5.1	0.2	7.4
Earnings (loss) per share - basic	$(0.36)	$0.36	$0.02	$0.44
Earnings (loss) per share - diluted	$(0.36)	$0.34	$0.02	$0.42

2015
Sales	$341.6	$323.7	$303.1	$278.6
Gross profit	98.1	91.3	85.7	76.9
Impairment expense	-	-	58.9	9.8
Net income (loss)	9.7	7.2	(52.7)	(3.2)
Net income (loss) attributable to DXP Enterprises, Inc.	9.7	7.2	(52.4)	(3.0)
Earnings (loss) per share - basic	$0.67	$0.50	$(3.64)	$(0.20)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

NOTE 20 – RELATED PARTIES

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

For the year ended December 31, 2017, the Company paid approximately $1.4 million in lease expenses to entities controlled by the Company’s Chief Executive Officer, David Little, $1.2 million in lease expenses to an entity in which a retired senior vice president holds a minority interest, and $0.3 million in lease expenses to an entity in which a retired senior vice president holds an interest, and the children of David Little hold a majority interest. The Company employs six people who work for David Little, and Mr. Little reimbursed the Company for the cost. Total cost to Mr. Little for the year ended December 31, 2017 for payroll, related payroll expenses, vehicles, fuel and supplies was $0.4 million. The Company employs two sons and two sons-in-laws of executives. Total wages and other compensation for 2017 was approximately $1.3 million for the four employees.

NOTE 21 – SUBSEQUENT EVENTS

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. (“ASI”), a distributor of cutting tools, abrasives, coolants and machine shop supplies. DXP paid approximately $11.5 million for ASI. The purchase was financed with $10.6 million of cash on hand as well as issuing $0.9 million of DXP common stock.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2017, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15e and 15d-15e. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that DXP’s disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in internal control over financial reporting as further discussed below.

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

Management has used the 2013 framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 due to material weaknesses in internal control over financial reporting as further discussed below.  Management’s remediation plans are also discussed below.

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

The Company’s control environment did not sufficiently promote effective internal control over financial reporting; specifically, the following factors relating to the control environment:

Management did not maintain effective management review controls over the monitoring and review of certain accounts.

Management did not effectively design, document nor monitor (review, evaluate and assess) the key internal control activities that provide the accounting information contained in the Company’s financial statements.

We had material weaknesses related to information technology general controls (“ITGC”).  We did not maintain effective ITGC, which are required to support automated controls and information technology (“IT”) functionality; therefore, automated controls and IT functionality were ineffective.

Remediation Plans

During the second quarter of 2018 we will engage third party accounting consultants to assist us with our efforts to maintain adequate and effective internal control over financial reporting, to implement measures designed to improve our financial closing process and enhance certain internal controls, processes and procedures, including ITGC. Specifically, the Company will undertake the following steps to remediate the deficiencies underlying these material weaknesses:

•
In connection with the remediation of the material weakness in our control activities, we will enhance our policies relating to the design, documentation, review, monitoring and approval of management review controls and other key internal control activities that provide the accounting information contained in our financial statements.

•
To enhance our information technology controls, we will implement systems and processes in order to create an effective segregation of duties, restrict user access to applications and improve output controls.

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

Remediated Material Weakness

As of the filing of this Annual Report on Form 10-K, our management has completed the implementation of our remediation efforts related to the material weakness over the accounting for income taxes which included the following:

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

Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Moss Adams LLP, the independent registered public accounting firm, which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ David R. Little	/s/ Kent Yee
David R. Little	Kent Yee
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy statement for the 2018 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

3.2	Bylaws, as amended on July 27, 2011.

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

4.2	See Exhibit 3.1 for provisions of the Company's Restated Articles of Incorporation, as amended, defining the rights of security holders.

4.3	See Exhibit 3.2 for provisions of the Company's Bylaws defining the rights of security holders.

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

10.7
Amendment Number One to Employment Agreement dated effective June 1, 2004 between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-21513:11823072) filed with the Commission on May 9, 2011).

10.8
Amendment Two to David Little Equity Incentive Program effective May 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-21513:11823072) filed with the Commission on May 3, 2013).

10.9
Purchase Agreement, dated as of December 9, 2013, whereby DXP Enterprises, Inc. agreed to acquire all of the equity securities and units of B27, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on December 10, 2013).

10.10
DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 000-21513:161832364) filed with the Commission on August 15, 2016).

10.11
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 000-21513:161832364) filed with the Commission on August 15, 2016).

10.12
Term Loan and Security Agreement Dated as of August 29, 2017 by and among DXP Enterprises, Inc., Borrower and the Other Persons Party hereto from time to time, as Guarantors, and Goldman Sachs Bank USA, as Administrative Agent and Certain Financial Institutions, as Lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 000-21513:171191516) filed with the Commission on November 9, 2017).

10.13
Loan and Security Agreement Dated as of August 29, 2017 by and among DXP Enterprises, Inc., Pump-PMI, LLC, PMI Operating Company, LTD., PMI Investment, LLC, Integrated Flow Solutions, LLC, DXP Holdings, Inc., Best Holding, LLC, Best Equipment Service & Sales Company, LLC, B27 Holdings Corp., B27, LLC, B27 Resources, Inc. and Pumpworks 610, LLC as US Borrowers, DXP Canada Enterprises, LTD., Industrial Paramedic Services, LTD., HSE Integrated LTD., and National Process Equipment Inc., as Canadian Borrowers and the Other Persons Party hereto from time to time, as Guarantors, and Bank of America, N.A., as agent and Certain Financial Institutions as Lenders, Bank of America, N.A. as Sole Lead Arranger and Sole Bookrunner and BMO Capital Markets Corp., as Documentation Agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 000-21513:171191516) filed with the Commission on November 9, 2017).

16.1
Letter of Grant Thornton LLP to the SEC dated May 24, 2016 (incorporated by reference to Exhibit 16.1 to Registrant’s current report on Form 8-K (File No. 000-21513:161671171) filed with the Commission on May 24, 2016).

16.2
Letter of Hein & Associates LLP to the SEC dated November 17, 2017 (incorporated by reference to Exhibit 16.1 to Registrant’s current report on Form 8-K (File No. 000-21513:171210595) filed with the Commission on November 17, 2017).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of Hein and Associates LLP, Independent Registered Public Accounting Firm.

*23.3	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101	Interactive Data Files

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

Dated: March 28, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	March 28, 2018
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President/Finance and	March 28, 2018
Kent Yee	Chief Financial Officer
(Principal Financial Officer)

/s/Mac McConnell	Senior Vice President/Finance,	March 28, 2018
Mac McConnell	Chief Accounting Officer and Secretary
(Principal Accounting Officer)

/s/Cletus Davis	Director	March 28, 2018
Cletus Davis

/s/Timothy P. Halter	Director	March 28, 2018
Timothy P. Halter

/s/David Patton	Director	March 28, 2018
David Patton