Form 10-Q
period 2018-03-31
DXP ENTERPRISES INC
filed 2018-05-10
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2018
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period fromto

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040
(Address of principal executive offices, including zip code)
(713) 996-4700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]     Accelerated filer [X]    Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]    Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant's Common Stock outstanding as of May 7, 2018: 17,373,651 par value $0.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$12,646	$22,047
Restricted cash	399	3,532
Trade accounts receivable, net of allowance for doubtful accounts of $10,172 in 2018 and $9,015 in 2017	168,176	167,272
Inventories	103,194	91,413
Costs and estimated profits in excess of billings on uncompleted contracts	35,534	26,915
Prepaid expenses and other current assets	4,580	5,296
Federal income taxes recoverable	2,269	1,440
Total current assets	326,798	317,915
Property and equipment, net	52,257	53,337
Goodwill	194,074	187,591
Other intangible assets, net of accumulated amortization of $89,002 in 2018 and $84,624 in 2017	80,037	78,525
Other long-term assets	1,707	1,715
Total assets	$654,873	$639,083
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,387	$3,381
Trade accounts payable	90,930	80,303
Accrued wages and benefits	14,411	18,483
Customer advances	2,718	2,189
Billings in excess of costs and estimated profits on uncompleted contracts	4,156	4,249
Other current liabilities	18,421	16,220
Total current liabilities	134,023	124,825
Long-term debt, less current maturities and unamortized debt issuance costs	238,217	238,643
Deferred income taxes	8,429	7,069
Total long-term liabilities	246,646	245,712
Total liabilities	380,669	370,537
Commitments and contingencies (Note 13)
Equity:
Series A preferred stock, 1/10th vote per share; $1.00 par value; liquidation preference of $100 per share ($112 at March 31, 2018) 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, 1/10th vote per share; $1.00 par value; $100 stated value; liquidation preference of $100 per share; ($1,500 at March 31, 2018); 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,354,300 at March 31, 2018 and 17,315,573 at December 31, 2017 shares issued	173	174
Additional paid-in capital	154,663	153,087
Retained earnings	138,710	134,193
Accumulated other comprehensive loss	(19,868)	(19,491)
Total DXP Enterprises, Inc. equity	273,694	267,979
Noncontrolling interest	510	567
Total equity	274,204	268,546
Total liabilities and equity	$654,873	$639,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2018	2017

Sales	$285,936	$238,527
Cost of sales	209,491	174,012
Gross profit	76,445	64,515
Selling, general and administrative expenses	65,296	56,279
Income from operations	11,149	8,236
Other income, net	(22)	(228)
Interest expense	5,041	3,653
Income before provision for income taxes	6,130	4,811
Provision for income taxes	1,636	1,817
Net income	4,494	2,994
Net loss attributable to noncontrolling interest	(57)	(139)
Net income attributable to DXP Enterprises, Inc.	4,551	3,133
Preferred stock dividend	23	23
Net income attributable to common shareholders	$4,528	$3,110

Net income	$4,494	$2,994
Foreign currency translation adjustment	(377)	(2,320)
Comprehensive income	$4,117	$674

Basic earnings per share attributable to DXP Enterprises, Inc.	$0.25	$0.18
Weighted average common shares outstanding	17,901	17,409
Diluted earnings per share attributable to DXP Enterprises, Inc.	$0.24	$0.17
Weighted average common shares and common equivalent diluted shares outstanding	18,741	18,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$4,551	$3,133
Less net loss attributable to non-controlling interest	(57)	(139)
Net income	4,494	2,994
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,356	2,699
Amortization of intangible assets	4,358	4,316
Bad debt expense	829	515
Amortization of debt issuance costs	462	190
Compensation expense for restricted stock	446	533
Stock compensation expense	290	-
Deferred income taxes	(179)	800
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	3,953	(8,425)
Costs and estimated profits in excess of billings on uncompleted contracts	(8,642)	(780)
Inventories	(9,107)	(595)
Prepaid expenses and other assets	699	(1,959)
Trade accounts payable and accrued expenses	(691)	(3,660)
Billings in excess of costs and estimated profits on uncompleted contracts	(76)	1,182
Net cash used in operating activities	(808)	(2,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(791)	(601)
Acquisitions of business, net of cash acquired	(9,836)	-
Net cash used in investing activities	(10,627)	(601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	192,891
Principal payments on revolving line of credit and other long-term debt	(844)	(190,527)
Debt issuance costs	(38)	(20)
Loss for non-controlling interest owners, net of tax	-	(84)
Dividends paid	(23)	(23)
Payment for employee taxes withheld from stock awards	(54)	(38)
Net cash provided (used in) financing activities	(959)	2,199
EFFECT OF FOREIGN CURRENCY ON CASH	(140)	(3)
NET CHANGE IN CASH	(12,534)	(595)
CASH AT BEGINNING OF PERIOD	25,579	1,590
CASH AT END OF PERIOD	$13,045	$995

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). See Note 15 for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated balance sheets as of December 31, 2017 and March 31, 2018, condensed consolidated statements of operations and comprehensive operations for the three months ended March 31, 2018 and March 31, 2017, and condensed consolidated statements of cash flows for the three months ended March 31, 2018 and March 31, 2017 . All such adjustments represent normal recurring items.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of March 31, 2018, the total assets of the VIE were approximately $5.1 million including approximately $4.7 million of fixed assets compared to $5.2 million of total assets and $4.5 million of fixed assets at December 31, 2017. DXP is the primary customer of the VIE. For the three months ended March 31, 2018 and 2017, consolidation of the VIE increased cost of sales by approximately $0.1 million, respectively for each period. The Company recognized a related income tax benefit of $14,058 and $0.2 million, respectively, related to the VIE for the three months ended March 31, 2018 and 2017. At March 31, 2018, the owners of 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP.

Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting.

All intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Standards Effective in 2018 or Later

Compensation - Stock Compensation.  In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Financial Statements.
Intangibles-Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU is to simplify how an entity is required to test goodwill for impairment. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU early on December 31, 2017. The Company's annual tests of goodwill for impairment, including qualitative assessments of all of its reporting units goodwill, determined a quantitative impairment test was not necessary.
Business Combinations. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Financial Statements.
Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Financial Statements.

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

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change to the financial instrument model primarily affects the accounting for equity investments, financial liabilities under fair value options and the presentation and disclosure requirements for financial instruments. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2017. Certain provisions of the new guidance can be adopted early. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Financial Statements.

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

The Company has evaluated the provisions of the new standard and assessed its impact on financial statements, information systems, business processes and financial statement disclosures. We had engaged third party consultants to assist us in assessing our contracts with customers, processes and controls required to address the impact that ASU No. 2014-09 would have on our business. The Company elected the modified retrospective method and adopted the new revenue guidance effective January 1, 2018, with no impact to the opening retained earnings.

The analysis of contracts with customers under the new revenue recognition standard was consistent with the Company's current revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to the customer. The ASU also requires expanded qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, significant judgments and accounting policy.

Based on our overall assessment performed to date, the adoption of the new standard did not have a material impact on the Company's Consolidated Financial Statements. See Note 4 – Revenue Recognition

NOTE 4 – REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach.

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to the opening retained earnings and determined there were no changes required to its reported revenues as a result of the adoption. The Company has enhanced its disclosures of revenue to comply with the new guidance.

Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, "Revenue Recognition."

Overview

The Company's primary source of revenue is the sale of products, and service to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS").

The Service Centers segment provides a wide range of MRO products, equipment and integrated services, including logistics capabilities, to industrial customers within our Service Center segment. Revenues are recognized when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured, which is generally upon delivery to the customer. Revenues are recorded net of sales taxes.

The Company fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps within our Innovative Pumping Solutions segment. For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues using the percentage of completion method. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. The typical time span of these contracts is approximately one to two years.

The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management. Revenues are recognized when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured, which is generally upon delivery to the customer. Revenues are recorded net of sales taxes.

See Note 16 "Segment Reporting" for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	March 31, 2018	December 31, 2017

Finished goods	$90,402	$79,820
Work in process	12,792	11,593
Inventories	$103,194	$91,413

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$47,906	$37,899
Estimated profits, thereon	5,439	2,665
Total	53,345	40,564
Less: billings to date	21,962	17,881
Net	$31,383	$22,683

Such amounts were included in the accompanying condensed consolidated balance sheets for 2018 and 2017 under the following captions (in thousands):

	March 31, 2018	December 31, 2017
Costs and estimated profits in excess of billings on uncompleted contracts	$35,534	$26,915
Billings in excess of costs and estimated profits on uncompleted contracts	(4,156)	(4,249)
Translation adjustment	5	17
Net	$31,383	$22,683

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment are as follows (in thousands):

	March 31, 2018	December 31, 2017

Land	$2,381	$2,346
Buildings and leasehold improvements	17,017	16,724
Furniture, fixtures and equipment	96,495	94,475
Less – Accumulated depreciation	(63,636)	(60,208)
Total property and equipment, net	$52,257	$53,337

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the three months ended March 31, 2018 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2017	$187,591	$78,525	$266,116
Acquired during the period	6,483	6,185	12,668
Translation adjustment	-	(315)	(315)
Amortization	-	(4,358)	(4,358)
Balance as of March 31, 2018	$194,074	$80,037	$274,111

The following table presents the goodwill balance by reportable segment as of March 31, 2018 and December 31, 2017 (in thousands):
	March 31, 2018	December 31, 2017
Service Centers	$160,956	$154,473
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$194,074	$187,591

The following table presents a summary of amortizable other intangible assets (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$168,255	$(88,557)	79,698	162,200	(83,806)	78,394
Non-compete agreements	784	(445)	339	949	(818)	131
Total	$169,039	$(89,002)	$80,037	$163,149	$(84,624)	$78,525

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 10 – INCOME TAXES

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act contains several tax law changes that will impact the Company in the current and future periods. The Company is applying the guidance in SAB 118 issued by the Securities and Exchange Commission when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. Specifically, SAB 118 permits companies to record a provisional amount which can be remeasured during the measurement period due to obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enacted date.  At March 31, 2018, the Company has not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, in certain cases, as described below, the Company has made a reasonable estimate of other effects. The Company will continue to refine our calculations as additional analysis is completed.

The Company originally remeasured our U.S. net deferred tax liabilities and recorded a provisional $1.3 million benefit and a corresponding provisional decrease in the U.S. net deferred tax liability relating to the reduction in the U.S. federal corporate income tax rate to 21% from 35%. We are still in the process of analyzing Tax Cuts and Jobs Act's impact as permitted under SAB 118. The largest impact to the Company being the remeasurement of deferred taxes due to the U.S. statutory tax rate change. The mandatory repatriation and resulting toll charge on accumulated foreign earnings and profits has limited impact on the Company as unremitted earnings from non-US jurisdictions is minimal.  The Company is provisional in its approach and assertion that there is no financial statement impact related to mandatory repatriation as of March 31, 2018. We will continue to monitor tax reform, as we anticipate additional guidance from the Internal Revenue Service will become more available throughout 2018.

Our effective tax rate from continuing operations was a tax expense of 25.59% for the three months ended March 31, 2018 compared to a tax expense of 37.77% for the three months ended March 31, 2017. Compared to the U.S. statutory rate for the three months ended March 31, 2018, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by research and development tax credits. Compared to the U.S. statutory rate for the three months ended March 31, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, domestic production activities deduction, and research and development credits.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

ABL Revolver	$-	$-
Term Loan B	248,750	249,375
Promissory note payable in monthly installments at 2.9% through January 2021, collateralized by equipment	2,504	2,722
Less unamortized debt issuance costs	(9,650)	(10,073)
Total long-term debt	241,604	242,024
Less: Current portion	(3,387)	(3,381)
Long-term debt less current maturities	$238,217	$238,643

ABL Facility
On August 29, 2017, DXP entered into a five year, $85 million Asset Based Loan and Security Agreement (the "ABL Credit Agreement").  The ABL Credit Agreement provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million (the "ABL Loans"). The ABL Loans may be increased, in increments of $10.0 million, up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The interest rate for the ABL facility was 3.2% at March 31, 2018. The unused line fee was 0.375% at March 31, 2018. As of March 31, 2018 there were no amounts of ABL Loans outstanding under the facility.

The obligations of the borrowers are guaranteed by the Company and its direct and indirect material wholly-owned subsidiaries other than certain excluded subsidiaries.

The ABL Credit Agreement contains a financial covenant restricting the Company from allowing its Fixed Charge Coverage Ratio to be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of March 31, 2018, the Company's consolidated Fixed Charge Coverage Ratio was 3.44to 1.00.

As of March 31, 2018, DXP was in compliance with all such covenants that were in effect on such date under the ABL facility.

The ABL Loan is secured by substantially all of the assets of the Company.

Senior Secured Term Loan B:
On August 29, 2017, DXP entered into a six year Senior Secured Term Loan B (the "Term Loan") with an original principal amount of $250 million which amortizes in equal quarterly installments of 0.25% with the balance payable in August 2023, when the facility matures.  Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size up to an aggregate of $30 million, in minimum increments of $10 million, plus an additional amount such that DXP's Secured Leverage Ratio (as defined under the Term Loan) would not exceed 3.60 to 1.00. We are required to repay the Term Loan in connection with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, reducing to 25%, if our total leverage ratio is no more than 3.00 to 1.00 and 0%, if our total leverage ratio is no more than 2.50 to 1.00. In addition, the Term Loan contains a number of customary restrictive covenants. The interest rate for the Term Loan was 7.4 % as of March 31, 2018. At March 31, 2018, the aggregate principal amount of Term Loan borrowings outstanding under the facility was $248.8 million.
The Term Loan requires that the company's Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of restricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2017, be either equal to or less than the ratio indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2017	5.75:1.00
March 31, 2018	5.75:1.00
June 30, 2018	5.50:1.00
September 30, 2018	5.50:1.00
December 31, 2018	5.25:1.00
March 31, 2019	5.25:1.00
June 30, 2019	5.00:1.00
September 30, 2019	5.00:1.00
December 31, 2019	4.75:1.00
March 31, 2020	4.75:1.00
June 30, 2020 and each Fiscal Quarter thereafter	4.50:1.00
As of March 31, 2018, the Company's consolidated Secured Leverage Ratio was 3.43 to 1.00.

As of March 31, 2018, DXP was in compliance with all such covenants that were in effect on such date under the Term Loan facility.

The Term Loan is guaranteed by each of the Company's direct and indirect material wholly owned subsidiaries, other than any of the Company's Canadian subsidiaries and certain other excluded subsidiaries.

The Term Loan is secured by substantially all of the assets of the Company.

Extinguishment of Previously Existing Credit Facility

As set forth above, on August 29, 2017, the Company terminated its previously existing credit agreement and facility and replaced it with the Term Loan and the ABL Credit Agreement. The terminated facility was under the Amended and Restated Credit Agreement, dated as of January 2, 2014, by and among the Company, as borrower, and Wells Fargo Bank, National Association, as issuing lender and administrative agent for other lenders (the "Original Credit Agreement"). This Original Credit Agreement was subsequently amended five times by the First Amendment to Restated Credit Agreement dated as of August 6, 2015, Second Amendment to Restated Credit Agreement dated as of September 30, 2015, Third Amendment to Restated Credit Agreement dated as of May 12, 2016, Fourth Amendment to Restated Credit Agreement dated as of August 15, 2016, and Fifth Amendment to Amended and Restated Credit Agreement dated as of November 28, 2016. A description of the material terms of these terminated agreements can be found in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017.  In connection with the extinguishment of the previously existing Credit Facility we recorded a $0.6 million write-off of debt issuance costs.

NOTE 12 - STOCK-BASED COMPENSATION

Restricted Stock

Under the equity incentive plans approved by our shareholders, directors, consultants and employees may be awarded shares of DXP's common stock. The shares of restricted stock and restricted stock units granted to employees and that are outstanding as of March 31, 2018 vest (or have forfeiture restrictions that lapse) in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after date of grant; or 10% each year for ten years after date of grant. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Shares of our common stock are issued and outstanding upon the grant of awards of restricted stock. Once restricted stock units vest, new shares of the Company's stock are issued.  At March 31, 2018, 288,899 shares were available for future grant.

Changes in restricted stock for the three months ended March 31, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2017	77,901	$30.36
Granted	114,724	$30.94
Forfeited	(2,400)	$46.68
Vested	(10,699)	$55.90
Non-vested at March 31, 2018	179,526	$28.99

Compensation expense, associated with restricted stock, recognized in the three months ended March 31, 2018 and 2017 was $446 thousand and $0.5 million, respectively. Related income tax benefits recognized in earnings for the three months ended March 31, 2018 and 2017 were approximately $0.2 million and $0.2 million, respectively. Unrecognized compensation expense under the Restricted Stock Plan at March 31, 2018 and December 31, 2017 was $4.5 million and $1.6 million, respectively. As of March 31, 2018, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 26.7 months.

NOTE 13 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Basic:
Weighted average shares outstanding	17,901	17,409
Net income attributable to DXP Enterprises, Inc.	$4,551	$3,133
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$4,528	$3,110
Per share amount	$0.25	$0.18

Diluted:
Weighted average shares outstanding	17,901	17,409
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	18,741	18,249
Net income attributable to common shareholders	$4,528	$3,110
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc. for diluted earnings per share	$4,551	$3,133
Per share amount	$0.24	$0.17

NOTE 14 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP's consolidated financial position, cash flows, or results of operations.

NOTE 15 – BUSINESS ACQUISITIONS

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. ("ASI"), a distributor of cutting tools, abrasives, coolants and machine shop supplies. The Company paid approximately $11.5 million for ASI. The purchase was financed with $10.6 million of cash on hand as well as issuing $0.9 million of the Company's common stock. ASI will provide the Company's metal working division with new geographic territory and enhance DXP's end market mix. With ASI, we continue to build on our strategy of providing a breadth of technical products and services on a regional and local level. ASI provides us scale and access to the U.S. Pacific Northwest market, while allowing us to continue to serve our customer's evolving needs within our Service Center segment. For the three months ended March 31, 2018, the business acquired contributed sales of $10.6 million and earnings before taxes of approximately $1.3 million.

NOTE 16 - SEGMENT REPORTING

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

The following table sets out financial information related to the Company's segments (in thousands):
	For the Three Months Ended March 31,
	2018				2017
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$175,362	$67,642	$42,932	$285,936	$148,713	$49,058	$40,756	$238,527
Amortization	2,459	1,627	272	4,358	2,250	1,795	271	4,316
Income (loss) from operations	13,371	4,755	3,782	21,908	11,090	1,715	3,787	16,592
Income from operations, excluding amortization	$15,830	$6,382	$4,054	$26,266	$13,340	$3,510	$4,058	$20,908

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):
	Three Months Ended March 31,
	2018	2017
Operating income for reportable segments, excluding amortization	$26,266	$20,908
Adjustment for:
Amortization of intangible assets	4,358	4,316
Corporate expense	10,759	8,356
Income from operations	11,149	8,236
Interest expense	5,041	3,653
Other income, net	(22)	(228)
Income before income taxes	$6,130	$4,811

NOTE 17 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim Condensed Consolidated Financial Statements were issued. There were no subsequent events that required recognition or disclosure unless elsewhere identified in this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2018 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q, and the financial statements and notes thereto included in our annual and quarterly reports. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, our success in remediating our internal control weaknesses, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended March 31,
	2018	% of Sales	2017	% of Sales
Sales	$285,936	100.0	$238,527	100.0
Cost of sales	209,491	73.3	174,012	72.9
Gross profit	76,445	26.7	64,515	27.0
Selling, general and administrative expense	65,296	22.8	56,279	23.6
Income from operations	11,149	3.9	8,236	3.4
Other income, net	(22)	0.0	(228)	-0.1
Interest expense	5,041	1.8	3,653	1.5
Income before taxes	6,130	2.1	4,811	2.0
Provision for income taxes	1,636	0.6	1,817	0.8
Net income	4,494	1.6	2,994	1.2
Net loss attributable to noncontrolling interest	(57)	0.0	(139)	-0.1
Net income attributable to DXP Enterprises, Inc.	$4,551	1.6	$3,133	1.3
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.25		$0.18
Diluted earnings per share	$0.24		$0.17

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

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

SALES. Sales for the three months ended March 31, 2018 increased $ 47.4 million, or 19.9%, to approximately $285.9 million from $238.5 million for the prior year's corresponding period. Sales from a business acquired on January 1, 2018 accounted for $10.6 million of the increase in sales. Excluding first quarter 2018 sales of the business acquired, sales for the first quarter in 2018 increased by $36.8 million, or 15.5% from the prior year's corresponding period. This sales increase is the result of an increase in our IPS, SC and SCS segments of $26.6 million, $18.6 million and $2.2 million, respectively, on a same store sales basis. These fluctuations in the sales in our segments are further explained in segment discussions below.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2018 decreased by approximately 31 basis points from the prior year's corresponding period. Excluding the impact of the business acquired, gross profit as a percentage of sales decreased by approximately 1 basis point. The decrease in the gross profit percentage excluding the business acquired, is primarily the result of an approximate 30 basis point decrease in the gross profit percentage in our IPS segment and an approximate 31 basis point increase in the gross profit percentage in our Service Centers segment. These fluctuations are explained in the segment discussions below.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense ("SG&A") for the three months ended March 31, 2018 increased by approximately $9.0 million, or 16.0%, to $65.3 million from $56.3 million for the prior year's corresponding period. Selling, general and administrative expense from a business that was acquired accounted for $0.7 million of the first quarter increase. Excluding first quarter expenses from the business that was acquired, SG&A for the quarter increased by $8.3 million, or 14.7%. The overall increase in SG&A adjusting for the business acquired, is the result of increased payroll, incentive compensation and related taxes and 401(K) expenses. The remaining increase in SG&A expense for the first quarter of 2018 is a result of the increase in sales. As a percentage of sales, the first quarter 2018 expense decreased approximately 15 basis points to 23.5% from 23.6% for the prior year's corresponding period, adjusting for the business acquired, primarily as a result of the percentage increase in sales exceeding the percentage decrease in SG&A.

OPERATING INCOME. Operating income for the first quarter of 2018 increased by $2.9 million, to $11.1 million, from $8.2 million in the prior year's corresponding period. The operating income from the business acquired in 2018 increased the overall operating income in the amount of $1.3 million. Excluding the operating income from the business acquired, operating income increased $1.6 million, or 19.5% from the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the first quarter of 2018 increased 38.0% from the prior year's corresponding period primarily as a result of increased interest rates under our credit facility.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 25.59% for the three months ended March 31, 2018 compared to a tax expense of 37.77% for the three months ended March 31, 2017. Compared to the U.S. statutory rate for the three months ended March 31, 2018, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by research and development tax credits. Compared to the U.S. statutory rate for the three months ended March 31, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, domestic production activities deduction, and research and development credits.

SERVICE CENTERS SEGMENT. Sales for the Service Centers segment increased by $26.6 million, or 17.9% for the first quarter of 2018 compared to the prior year's corresponding period. Excluding $10.6 million of first quarter 2018 Service Centers segment sales from a business acquired, Service Centers segment sales for the first quarter in 2018 increased $16.0 million, or 10.8% from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, bearings and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the first quarter of 2018, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2018. As a percentage of sales, the first quarter gross profit percentage for the Service Centers increased approximately 31 basis points but increased approximately 1 basis points, adjusting for the business acquired, from the prior year's corresponding period. Operating income for the Service Centers segment increased $2.5 million, or 18.7%. The increase in operating income is primarily the result of the improved sales.

INNOVATIVE PUMPING SOLUTIONS SEGMENT. Sales for the IPS segment increased by $18.6 million, or 37.9% for the first quarter of 2018 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the fourth quarter of 2017 and first quarter of 2018.  This level of IPS sales might continue, or improve, during the remainder of 2018 if crude oil and natural gas prices and the drilling rig count remain at levels experienced during the first quarter of 2018.  As a percentage of sales, the first quarter gross profit percentage for the IPS segment decreased approximately 30 basis points from the prior year's corresponding period primarily as a result of competitive pricing pressures and a reduced level of large, complex, high margin orders.  Additionally, gross profit margins for individual orders for the IPS segment can fluctuate significantly because each order is for a unique package built to customer specifications and subject to varying competition. Operating income for the IPS segment increased $2.9 million, or 81.8%, primarily as a result of the above mentioned increase in sales.

SUPPLY CHAIN SERVICES SEGMENT. Sales for the SCS segment increased by $2.2 million, or 5.3%, for the first quarter of 2018, compared to the prior year's corresponding period. The increase in sales is primarily related to increased sales to customers in the oil and gas industries. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S.. Gross profit as a percentage of sales increased approximately 3 basis points, compared to the prior year's corresponding period.  This was primarily as a result of increased sales of lower margin products to oil and gas related customers.  Operating income for the first quarter of 2018 remained flat compared to the prior year's corresponding period mainly due to an increase in gross profit of $0.5 million primarily offset by an increase in SG&A of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing equipment and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
Net Cash Provided by (Used in):	2018	2017
Operating Activities	$(808)	$(2,190)
Investing Activities	(10,627)	(601)
Financing Activities	(959)	2,199
Effect of Foreign Currency	(140)	(3)
Net Change in Cash	$(12,534)	$(595)

Operating Activities

The Company used $0.8 million of cash in operating activities during the three months ended March 31, 2018 compared to using $2.2 million of cash during the prior year's corresponding period. The $12.1 million increase in the amount of cash used between the two periods was primarily driven by stronger working capital needs.

Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $10.6 million compared to $0.6 million in the corresponding period in 2017. This was primarily driven by the purchase of ASI. For the three months ended March 31, 2018, purchase of property, plant and equipment were approximately $0.8 million.

Financing Activities

For the three months ended March 31, 2018, net cash used by financing activities was $1.0 million, compared to net cash provided by financing activities of $2.2 million for the corresponding period in 2017.  The activity in the period was primarily attributed to the Company making principal repayments on the Term Loan.

During the first quarter of 2018, the amount available to be borrowed under our credit facility decreased to $80.1 million at March 31, 2018 compared to $82.0 million at December 31, 2017.  This was the result of $5.2 million in letters of credit outstanding as of March 31, 2018.

We believe this is adequate funding to support working capital needs within the business.

Funding Commitments

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be determined with certainty. We continue to expect to fund future acquisitions primarily with cash flows from operations and borrowings, including the undrawn portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

Senior Secured Term Loan B and ABL Facility
On August 29, 2017, DXP entered into a five year, $85 million Asset Based Loan and Security Agreement (the "ABL Credit Agreement") and a six-year, $250 million Senior Secured Term Loan B (the "Term Loan B Agreement"), which replaced DXP's previously existing credit facility.
The ABL Credit Agreement provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million (the "ABL Loans").  The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The unused line fee was 0.375% at March 31, 2018.
The interest rate for the ABL facility was 3.2% at March 31, 2018.
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
The interest rate for the Term Loan was 7.4% as of March 31, 2018.

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

As of March 31, 2018, the Company's consolidated Fixed Charge Coverage Ratio was 3.44 to 1.00.
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

As of March 31, 2018, the Company's consolidated Secured Leverage Ratio was 3.43 to 1.00.

The ABL Loans and the Term Loan are secured by substantially all of the assets of the Company.

Borrowings (in thousands):

	March 31,2018	December 31, 2017	Increase (Decrease)
Current maturities of long-term debt, less unamortized debt issuance costs	$3,387	$3,381	$6
Long-term debt	238,217	238,643	(426)
Total long-term debt	$241,604	$242,024	$(420)
Amount available (1)	$80,082	$82,007	$(1,925)
(1) Represents the amount available to be borrowed at the indicated date under the most restrictive covenant of the credit facility in effect at the indicated date.

Performance Metrics (in days):

	Three Months Ended March 31,
			Increase
	2018	2017	(Decrease)
Days of sales outstanding	56.0	62.5	(6.5)
Inventory turns	8.2	8.4	(0.2)

Accounts receivable days of sales outstanding were 56.0 days at March 31, 2018 compared to 62.5 days at March 31, 2017. The 6.5 days decrease was primarily due to more timely payment times in connection with an improved economy. Inventory turns were consistent between the two periods.

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

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results expected for the full fiscal year.

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of March 31, 2018, the total assets of the VIE were approximately $5.1 million including approximately $4.7 million of fixed assets compared to $5.2 million of total assets and $4.5 million of fixed assets at December 31, 2017. DXP is the primary customer of the VIE. For the three months ended March 31, 2018 and 2017, consolidation of the VIE increased cost of sales by approximately $0.1 million, respectively for each period. The Company recognized a related income tax benefit of $14,058 and $0.2 million, respectively, related to the VIE for the three months ended March 31, 2018 and 2017. At March 31, 2018, the owners of 52.5% of the equity not owned by DXP included a former executive officer and other employees of DXP.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at March 31, 2018 and 2017, a 100 basis point change in interest rates would result in approximately a $2.5 million and a $2.3 million change in annual interest expense, respectively.

ITEM 4: CONTROLS AND PROCEDURES.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has used the 2013 framework set forth in the report entitled "Internal Control – Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2017 due to material weaknesses in internal control over financial reporting as further discussed below.  Management's remediation plans are also discussed below.

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

The Company's control environment did not sufficiently promote effective internal control over financial reporting; specifically, the following factors relating to the control environment:

•	Management did not maintain effective management review controls over the monitoring and review of certain accounts.

•
Management did not effectively design, document nor monitor (review, evaluate and assess) the key internal control activities that provide the accounting information contained in the Company's financial statements.

We had material weaknesses related to information technology general controls ("ITGC").  We did not maintain effective ITGC, which are required to support automated controls and information technology ("IT") functionality; therefore, automated controls and IT functionality were ineffective.

Remediation Plans

During the second quarter of 2018, we will engage third party accounting consultants to assist us with our efforts to maintain adequate and effective internal control over financial reporting, to implement measures designed to improve our financial closing process and enhance certain internal controls, processes and procedures, including ITGC. Specifically, the Company will undertake the following steps to remediate the deficiencies underlying these material weaknesses:

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

Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

No material changes have occurred from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

*3.2	Bylaws, as amended on July 27, 2011.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

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

Dated: May 10, 2018