Form 10-K/A
period 2017-12-31
DXP ENTERPRISES INC
filed 2018-05-23
CIK 1020710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2017
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas		76-0509661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

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
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of DXP Enterprises, Inc., (the "Company") for the year ended December 31, 2017 is filed solely to correct an error of a missing signature on the Report of the Company's Independent Registered Public Accounting Firm under Item 8 of the Form 10-K and to correct an error regarding the date of the Report in the accompanying Exhibit 23.1 Consent of Independent Registered Public Accounting Firm to the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications by our principal executive officer and principal financial officer, filed as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively, have been revised, re-executed and re-filed as of the date of this Amendment No. 1 to the Annual Report on Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of income (loss) and comprehensive income (loss), equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2018 expressed an adverse opinion on the Company's internal control over financial reporting due to material weaknesses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP

Houston, TX
March 28, 2018

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
DXP Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 31, 2017 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Hein & Associates LLP

Houston, Texas
March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DXP Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. (a Texas corporation) and subsidiaries (the "Company") as of December 31, 2015 (not represented herein), and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DXP Enterprises, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet of DXP Enterprises, Inc. and subsidiaries as of December 31, 2017, the related consolidated statements of income (loss) and comprehensive income (loss), equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements") and our report dated March 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment in Item 9A:
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

Ineffective Information Technology General Controls ("ITGC").
The Company did not maintain effective ITGC, which are required to support automated controls and information technology ("IT") functionality; therefore, automated controls and IT functionality were deemed ineffective for the same period under audit.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company's consolidated financial statements as of and for the year ended December 31, 2017, and our opinion on such consolidated financial statements was not affected.

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

/s/ Moss Adams LLP

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

Foreign Currency

The financial statements of the Company's Canadian subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss). Gains and losses on transactions denominated in foreign currency are reported in consolidated statements of income (loss).

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

Cash and Cash Equivalents

The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of 90 days or less at time of purchase. The Company places its cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The Company has not historically experienced any losses when in excess of these limits.

Receivables and Credit Risk

Trade receivables consist primarily of uncollateralized customer obligations due under normal trade terms, which usually require payment within 30 days of the invoice date. However, these payment terms are extended in select cases and customers may not pay within stated trade terms.

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States, and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management's best estimate of the collectability of such accounts. The Company writes off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

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

Fair Value of Financial Instruments
The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. US GAAP establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. US GAAP prioritizes the inputs into three levels that may be used to measure fair value:
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

See Note 4 for further information regarding the Company's financial instruments.

Inventories

Inventories consist principally of finished goods and are priced at net realizable value, cost being determined using the first-in, first-out ("FIFO") method. Provisions are provided against inventories for estimated obsolescence based upon the aging of the inventories and market trends and are applied as a reduction in cost of associated inventory.
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

The Company's goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a two-step quantitative test for that reporting unit. When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. During the third and fourth quarter of 2015, DXP performed interim impairment tests using a quantitative approach and recognized goodwill impairments of $57.8 million and $9.8 million, respectively. No impairment of goodwill was required in 2017 and 2016.

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

Debt Issuance Cost Amortization

Fees paid to DXP's lenders to secure a firm commitment on a term loan and revolving line of credit are presented as a direct deduction from the carrying amount of the debt liability. For the term loan, fees paid by DXP are amortized over the life of the loan as additional interest. Fees paid to secure a firm commitment from our lender on a revolving line of credit are amortized on a straight-line basis over the entire term of the arrangement. The total unamortized debt issuance costs reported on the consolidated balance sheets as of December 31, 2017 and 2016 was $10.1 million and $1.0 million, respectively. In connection with the extinguishment of the previously existing credit facility we recorded a $0.6 million write-off of debt issuance costs, which was included in interest expense during the third quarter of 2017.

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

Comprehensive income (loss) includes net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's other comprehensive (loss) income is comprised of changes in the market value of an investment with quoted market prices in an active market for identical instruments and translation adjustments from translating foreign subsidiaries to the reporting currency.  Comprehensive income for the year ended December 31, 2016 was reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors which accumulated during 2013, 2014 and 2015 due to the Company improperly recognizing an $8.6 million deferred tax asset on unrealized foreign currency losses not expected to be realized within one year. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the years ended December 31, 2016 and 2015.

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

Based on our overall assessment performed to date, the adoption of the new standard is not expected to have an ongoing material impact on the Company's Consolidated Financial Statements.

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

During the third quarter of 2015, the price of DXP's common stock and the price of crude oil declined over 40% and over 20%, respectively. This decline in oil prices reduced spending by our customers and reduced our revenue expectations. This sustained decline in crude oil prices, reduced capital spending by customers and reduced revenue expectations were determined to be a triggering event during the third quarter of 2015. This triggering event required us to perform testing for possible goodwill impairment in two of our reporting units, and our step one testing indicated there was an impairment in the B27 IPS and B27 SC reporting units. No triggering event was identified in our other reporting units during the third quarter. ASC 350 step two of the goodwill impairment testing for the reporting units was performed preliminarily during the third quarter of 2015. Our preliminary analysis concluded that $48.0 million of our B27 IPS reporting unit's goodwill and $9.8 million of our B27 SC reporting unit's goodwill was impaired. The remaining goodwill for the B27 IPS and B27 SC reporting units at September 30, 2015 was $4.9 million and $10.3 million, respectively. The September 30, 2015 ASC 350 step two testing was completed in the fourth quarter of 2015 without any adjustment to the amount recorded in the third quarter of 2015. Fair value was based on expected future cash flow using Level 3 inputs under Account Standards Codification 820 Fair Value Measurements ("ASC 820"). The cash flows are those expected to be generated by market participants, discounted at a rate of return market participants would expect. Approximately 60% of the goodwill associated with the B27 acquisition is not deductible for tax purposes. Accordingly, the financial statement tax benefit is calculated for only 40% of the goodwill impairment. The pretax impairment impacted DXP's effective tax rate for 2015. For the year ended December 31, 2014, accumulated impairment for the B27 IPS and B27 SC reporting units was $95.1 million and $10.2 million, respectively. After recording the third quarter impairment loss, accumulated impairment expenses for the B27 IPS and B27 SC reporting units were $143.1 million and $20.0 million, respectively, at September 30, 2015.

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

During the fourth quarter of 2015, the price of DXP's common stock and the price of crude oil declined over 16% and over 18%, respectively. This decline in oil prices reduced spending by our customers during the fourth quarter and resulted in fourth quarter actual earnings for the B27 IPS and B27 SC reporting units declining significantly from the forecasts used in the impairment analysis at the end of the third quarter of 2015. The declines in forecasted earnings for these two reporting units were determined to be a triggering event during the fourth quarter of 2015. This triggering event required us to perform testing for possible goodwill impairment in these two reporting units, and our step one testing indicated there may be an impairment in the B27 IPS and B27 SC reporting units. No triggering event was identified in our other reporting units during the fourth quarter. ASC 350 step two of the goodwill impairment testing for the reporting units was performed during the fourth quarter of 2015. Our analysis concluded that $4.9 million of our B27 IPS reporting unit's goodwill and $5.0 million of our B27 SC reporting unit's goodwill was impaired. Fair value was based on expected future cash flow using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at a rate of return market participants would expect. The remaining goodwill for the B27 IPS and B27 SC reporting units at December 31, 2015 was zero and $5.3 million, respectively. Approximately 60% of the goodwill associated with the B27 acquisition is not deductible for tax purposes. Accordingly, the financial statement tax benefit is calculated for only 40% of the goodwill impairment. The pretax impairment impacted DXP's effective tax rate for 2015. After recording the fourth quarter impairment loss, accumulated impairment for the B27 IPS and B27 SC reporting units were $148.0 million and $25.0 million, respectively, for the year ended December 31, 2015. As none of the Company's other reporting units recorded impairment losses in 2015, accumulated impairment for these units remained at $12.3 million.

The impairment losses during the year ended December 31, 2015 are included in the "impairment expense" line item on the consolidated statements of income (loss).

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

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was enacted into law.  The majority of the provisions signed into law in 2017 do not take effect until January 1, 2018.  The Act is a comprehensive tax reform legislation that contains significant changes to corporate taxation.  Provisions on the enacted law include a permanent reduction of the corporate income tax rate from 35% to 21%, imposing a mandatory one-time tax on un-repatriated accumulated earnings of foreign subsidiaries, a partial limitation on the deductibility of business interest expense, a limitation on net operating losses to 80% of taxable income each year, a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries), and other related provisions to maintain the U.S. tax base.

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

On April 1, 2015, the Company completed the acquisition of all of the equity interests of Tool Supply, Inc. ("TSI") to expand DXP's cutting tools offering in the Northwest region of the United States. DXP paid approximately $5.0 million for TSI, which was borrowed under the Company's credit facility in effect at the date of acquisition. Estimated goodwill of $2.9 million and intangible assets of $2.0 were recognized for this acquisition. All of the estimated goodwill is included in the Service Centers segment. None of the estimated goodwill or intangible assets are expected to be tax deductible.

On September 1, 2015, the Company completed the acquisition of all of the equity interests of Cortech Engineering, LLC ("Cortech") to expand DXP's rotating equipment offering to the Western seaboard. DXP paid approximately $14.9 million for Cortech. The purchase was financed with borrowings under the Company's credit facility in effect at the date of acquisition, as well as by issuing $4.4 million (148.8 thousand shares) of DXP common stock. Estimated intangible assets of $5.2 were recognized for this acquisition. In the first quarter of 2016, DXP adjusted the deferred tax liability associated with the acquisition by $151 thousand, which resulted in an adjusted goodwill balance of $8.7 million. All of the estimated goodwill is included in the Service Centers segment. Approximately $4.5 million of the goodwill and intangible assets are not deductible for tax purposes.

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

NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders' equity during the period, except those resulting from investments by, or distributions to, shareholders.

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

Business Segmented Financial Information

The following table sets out financial information relating the Company's segments (in thousands):

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

The Company's revenues and property and equipment by geographical location are as follows (in thousands):

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

For the year ended December 31, 2017, the Company paid approximately $1.4 million in lease expenses to entities controlled by the Company's Chief Executive Officer, David Little, $1.2 million in lease expenses to an entity in which a retired senior vice president holds a minority interest, and $0.3 million in lease expenses to an entity in which a retired senior vice president holds an interest, and the children of David Little hold a majority interest. The Company employs six people who work for David Little, and Mr. Little reimbursed the Company for the cost. Total cost to Mr. Little for the year ended December 31, 2017 for payroll, related payroll expenses, vehicles, fuel and supplies was $0.4 million. The Company employs two sons and two sons-in-laws of executives. Total wages and other compensation for 2017 was approximately $1.3 million for the four employees.

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

4.4
Form of Senior Debt Indenture of DXP Enterprises, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Reg. No. 333-166582), filed with the Commission on May 6, 2010).

4.5
Form of Subordinated Debt Indenture of DXP Enterprises, Inc. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-166582), filed with the SEC on May 6, 2010).

+10.1
Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R.  Little (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 000-21513:04663259) for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

+10.2
Employment Agreement dated effective as of June 1, 2004, between DXP Enterprises, Inc. and Mac McConnell (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-21513:04783822) for the quarterly period ended March 31, 2004, filed with the Commission on May 6, 2004).

+10.3
DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 000-21513:06677037) for the fiscal year ended December 31, 2005, (filed with the Commission on March 10, 2006).

+10.4
Amendment Number One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-21513:06979954), filed with the Commission on July 26, 2006).

+10.5
Amendment No. One to DXP Enterprises, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-21513:06979954), filed with the Commission on July 26, 2006).

10.6
Amendment Number Two to Employment Agreement dated effective January 1, 2004 between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-21513:09846339) filed with the Commission on May 22, 2009).

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

10.9
Purchase Agreement, dated as of December 9, 2013, whereby DXP Enterprises, Inc. agreed to acquire all of the equity securities and units of B27, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8K filed with the Commission on December 10, 2013).

10.10
DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 000-21513:161832364) filed with the Commission on August 15, 2016).

10.11
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 000-21513:161832364) filed with the Commission on August 15, 2016).

10.12
Term Loan and Security Agreement Dated as of August 29, 2017 by and among DXP Enterprises, Inc., Borrower and the Other Persons Party hereto from time to time, as Guarantors, and Goldman Sachs Bank USA, as Administrative Agent and Certain Financial Institutions, as Lenders (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 000-21513:171191516) filed with the Commission on November 9, 2017).

10.13
Loan and Security Agreement Dated as of August 29, 2017 by and among DXP Enterprises, Inc., Pump-PMI, LLC, PMI Operating Company, LTD., PMI Investment, LLC, Integrated Flow Solutions, LLC, DXP Holdings, Inc., Best Holding, LLC, Best Equipment Service & Sales Company, LLC, B27 Holdings Corp., B27, LLC, B27 Resources, Inc. and Pumpworks 610, LLC as US Borrowers, DXP Canada Enterprises, LTD., Industrial Paramedic Services, LTD., HSE Integrated LTD., and National Process Equipment Inc., as Canadian Borrowers and the Other Persons Party hereto from time to time, as Guarantors, and Bank of America, N.A., as agent and Certain Financial Institutions as Lenders, Bank of America, N.A. as Sole Lead Arranger and Sole Bookrunner and BMO Capital Markets Corp., as Documentation Agent (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 000-21513:171191516) filed with the Commission on November 9, 2017).

16.1
Letter of Grant Thornton LLP to the SEC dated May 24, 2016 (incorporated by reference to Exhibit 16.1 to Registrant's current report on Form 8-K (File No. 000-21513:161671171) filed with the Commission on May 24, 2016).

16.2
Letter of Hein & Associates LLP to the SEC dated November 17, 2017 (incorporated by reference to Exhibit 16.1 to Registrant's current report on Form 8-K (File No. 000-21513:171210595) filed with the Commission on November 17, 2017).

21.1	Subsidiaries of the Company.

*23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of Hein and Associates LLP, Independent Registered Public Accounting Firm.

*23.3	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101	Interactive Data Files

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

Dated: May 23, 2018