Form 10-Q
period 2018-06-30
DXP ENTERPRISES INC
filed 2018-08-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2018
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period fromto

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [ ]    Accelerated filer [X]    Non-accelerated filer [ ]    Smaller reporting company [ ]    Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of registrant's Common Stock outstanding as of August 2, 2018: 17,387,176 par value $0.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$2,489	$22,047
Restricted cash	399	3,532
Trade accounts receivable, net of allowance for doubtful accounts of $11,037 in 2018 and $9,015 in 2017	185,261	167,272
Inventories	110,767	91,413
Costs and estimated profits in excess of billings	37,943	26,915
Prepaid expenses and other current assets	4,750	5,296
Federal income taxes receivable	986	1,440
Total current assets	342,595	317,915
Property and equipment, net	53,035	53,337
Goodwill	194,033	187,591
Other intangible assets, net	75,682	78,525
Other long-term assets	1,587	1,715
Total assets	$666,932	$639,083
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,394	$3,381
Trade accounts payable	95,013	80,303
Accrued wages and benefits	18,106	18,483
Customer advances	7,882	2,189
Billings in excess of costs and estimated profits	3,075	4,249
Other current liabilities	5,645	16,220
Total current liabilities	133,115	124,825
Long-term debt, less current maturities and unamortized debt issuance costs	237,875	238,643
Other long-term liabilities	2,611	-
Deferred income taxes	7,966	7,069
Total long-term liabilities	248,452	245,712
Total liabilities	381,567	370,537
Commitments and contingencies (Note 13)
Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized; 1,122 shares issued and outstanding	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized; 15,000 shares issued and outstanding	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,567,912 at June 30, 2018 and 17,315,573 at December 31, 2017 shares issued	174	174
Additional paid-in capital	155,343	153,087
Retained earnings	150,322	134,193
Accumulated other comprehensive loss	(21,001)	(19,491)
Total DXP Enterprises, Inc. equity	284,854	267,979
Noncontrolling interest	511	567
Total equity	285,365	268,546
Total liabilities and equity	$666,932	$639,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$311,227	$250,698	$597,163	$489,225
Cost of sales	226,111	181,762	435,602	355,774
Gross profit	85,116	68,936	161,561	133,451
Selling, general and administrative expenses	65,056	58,679	130,352	114,958
Income from operations	20,060	10,257	31,209	18,493
Other (income) expense, net	(1,416)	57	(1,438)	(171)
Interest expense	6,137	3,992	11,178	7,645
Income before income taxes	15,339	6,208	21,469	11,019
Provision for income taxes	3,776	2,239	5,412	4,056
Net income	11,563	3,969	16,057	6,963
Net income (loss) attributable to noncontrolling interest	1	(166)	(56)	(305)
Net income attributable to DXP Enterprises, Inc.	11,562	4,135	16,113	7,268
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$11,540	$4,113	$16,068	$7,223

Net income	$11,563	$3,969	$16,057	$6,963
Cumulative translation adjustment	(1,134)	455	(1,511)	(1,865)
Comprehensive income	$10,429	$4,424	$14,546	$5,098

Basic earnings per share	$0.66	$0.24	$0.92	$0.42
Weighted average common shares outstanding	17,558	17,404	17,538	17,406
Diluted earnings per share	$0.63	$0.23	$0.88	$0.40
Weighted average common and common equivalent shares outstanding - diluted	18,398	18,244	18,378	18,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$16,113	$7,268
Less net loss attributable to non-controlling interest	(56)	(305)
Net income	16,057	6,963
Reconciliation of net income to the net cash provided by (used in) operating activities:
Gain on sale of building	(1,318)	-
Depreciation	4,727	5,155
Amortization of intangible assets	8,477	8,607
Bad debt expense	1,715	1,001
Amortization of debt issuance costs	932	628
Write-off of debt issuance costs	60	-
Compensation expense for restricted stock	1,003	1,010
Stock compensation expense	494
Deferred income taxes	218	1,998
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Trade accounts receivable	(14,469)	(11,768)
Costs and estimated profits in excess of billings	(11,051)	(780)
Inventories	(16,718)	(6,914)
Prepaid expenses and other assets	614	(1,923)
Trade accounts payable and accrued expenses	815	3,979
Billings in excess of costs and estimated profits	(1,150)	(102)
Other long-term liabilities	2,611	-
Net cash provided by (used in) operating activities	(6,983)	7,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,516)	(1,118)
Proceeds from the sale of fixed assets	2,700	-
Acquisitions of business, net of cash acquired	(10,792)	-
Net cash used in investing activities	(13,608)	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	394,966
Principal debt payments	(1,688)	(399,641)
Debt issuance costs	(60)	(380)
Loss for non-controlling interest owners, net of tax	-	(187)
Dividends paid	(45)	(45)
Payment for employee taxes withheld from stock awards	(136)	(596)
Net cash used in financing activities	(1,929)	(5,883)
EFFECT OF FOREIGN CURRENCY ON CASH	(171)	36
NET CHANGE IN CASH	(22,691)	889
CASH AT BEGINNING OF PERIOD	25,579	1,590
CASH AT END OF PERIOD	$2,888	$2,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). See Note 15 "Segment Reporting" for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated balance sheets as of December 31, 2017 and June 30, 2018, condensed consolidated statements of operations and comprehensive operations for the three and six months ended June 30, 2018 and June 30, 2017, and condensed consolidated statements of cash flows for the six months ended June 30, 2018 and June 30, 2017. All such adjustments represent normal recurring items.

All intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Compensation - Stock Compensation.  In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Consolidated Financial Statements.
Intangibles-Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU is to simplify how an entity is required to test goodwill for impairment. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU early on December 31, 2017. The Company's annual tests of goodwill for impairment, including qualitative assessments of all of its reporting units' goodwill, determined a quantitative impairment test was not necessary.  Therefore the adoption of this standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Business Combinations. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Consolidated Financial Statements.  As discussed in Note 14 "Business Acquisitions", the Company acquired Application Specialties, Inc. in January 2018.  Application Specialties, Inc. met the definition of a business under the new guidance and goodwill was recorded.
Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Consolidated Financial Statements.

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers, (2) identify the performance obligation(s) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation(s) in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement, as amended by ASU 2015-14, was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

The Company has evaluated the provisions of the new standard and assessed its impact on financial statements, information systems, business processes and financial statement disclosures. We engaged a third party consultant to assist us in assessing our contracts with customers, processes and controls required to address the impact that ASU No. 2014-09 would have on our business. The Company elected the modified retrospective method and adopted the new revenue guidance effective January 1, 2018, with no impact to the opening retained earnings.

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

The adoption of the new standard did not have a material impact on the Company's Consolidated Financial Statements. See Note 4 – Revenue Recognition.

Accounting Pronouncements Not Yet Adopted

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

The Service Centers segment provides a wide range of maintenance, repair and operating (MRO) products, equipment and integrated services, including logistics capabilities, to industrial customers. Revenue is recognized upon the completion of our performance obligation(s) under the sales agreement.  The majority of the Service Centers segment revenue originates from the satisfaction of a single performance obligation, the delivery of products.  Revenues are recognized when an agreement is in place, the performance obligations under the contract have been identified, and the price or consideration to be received is fixed and allocated to the performance obligation(s) in the contract.  We believe our performance obligation has been satisfied when title passes to the customer or services have been rendered under the contract.  Revenues are recorded net of sales taxes.

The Company fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps within our Innovative Pumping Solutions segment. For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues over time when the customer is able to direct the use of and obtain substantially all of the benefits of the work performed.  This typically occurs when the products have no alternative use for us and we have a right to payment for the work completed to date plus a reasonable profit margin.  Contracts generally include cancellation provisions that require the customer to reimburse us for costs incurred through the date of cancellation.  We recognize revenue for these contracts using the percentage of completion method, an "input method" as defined by the new standard. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. The typical time span of these contracts is approximately three to eighteen months.

The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management. Like the Service Centers segment above, revenue for the Supply Chain Services segment is recognized upon the completion of performance obligations. Revenues are recognized when an agreement or contract is in place and the price is fixed followed by execution of our performance obligations.  We generally consider the satisfaction of our performance obligation has occurred when title for product passes to the customer or services have been rendered. Revenues are recorded net of sales taxes.

See Note 15 "Segment Reporting" for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.  As of June 30, 2018, we recorded a $4 million liability for contingent consideration associated with the acquisition of ASI in other current and long-term liabilities.  See further discussion at Note 14 "Business Acquisitions".

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)

Beginning balance at January 1, 2018	$-
Acquisitions and settlements
Acquisition of ASI (Note 14)	4,214
Settlements	-
Total remeasurement adjustments:
(Gains) or losses recorded against goodwill	(208)

Ending balance at June 30, 2018*	$4,006

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$-

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$4,006	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of ASI are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.6%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 30, 2018 but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility. The Company believes that the estimated fair value of such instruments at June 30, 2018 and December 31, 2017 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheets.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	June 30, 2018	December 31, 2017

Finished goods	$98,960	$79,820
Work in process	11,807	11,593
Inventories	$110,767	$91,413

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$53,626	$37,899
Estimated profits, thereon	6,504	2,665
Total	60,130	40,564
Less: billings to date	25,265	17,881
Net	$34,865	$22,683

Such amounts were included in the accompanying Condensed Consolidated Balance Sheets for 2018 and 2017 under the following captions (in thousands):

	June 30, 2018	December 31, 2017
Costs and estimated profits in excess of billings	$37,943	$26,915
Billings in excess of costs and estimated profits	(3,075)	(4,249)
Translation adjustment	(3)	17
Net	$34,865	$22,683

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the six months ended June 30, 2018 (in thousands):

	Goodwill	Other Intangible Assets	Total

Balance as of December 31, 2017	$187,591	$78,525	$266,116
Acquired during the period	6,442	6,185	12,627
Translation adjustment	-	(551)	(551)
Amortization	-	(8,477)	(8,477)
Balance as of June 30, 2018	$194,033	$75,682	$269,715

The following table presents the goodwill balance by reportable segment as of June 30, 2018 and December 31, 2017 (in thousands):
	June 30, 2018	December 31, 2017
Service Centers	$160,914	$154,473
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,139	17,138
Total	$194,033	$187,591

The following table presents a summary of amortizable other intangible assets (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$168,255	$(92,767)	75,488	162,200	(83,806)	78,394
Non-compete agreements	784	(590)	194	949	(818)	131
Total	$169,039	$(93,357)	$75,682	$163,149	$(84,624)	$78,525

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 9 – INCOME TAXES

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act contains several tax law changes that will impact the Company in the current and future periods. The Company is applying the guidance in Staff Accounting Bulletin ("SAB") 118 issued by the Securities and Exchange Commission when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. Specifically, SAB 118 permits companies to record a provisional amount which can be remeasured during the measurement period due to obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enacted date.  At June 30, 2018, the Company has not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, in certain cases, as described below, the Company has made a reasonable estimate of other effects. The Company will continue to refine our calculations as additional analysis is completed.

The Company originally remeasured our U.S. net deferred tax liabilities and recorded a provisional $1.3 million benefit and a corresponding provisional decrease in the U.S. net deferred tax liability relating to the reduction in the U.S. federal corporate income tax rate to 21% from 35%. We are still in the process of analyzing Tax Cuts and Jobs Act's impact as permitted under SAB 118. The largest impact to the Company being the remeasurement of deferred taxes due to the U.S. statutory tax rate change. The mandatory repatriation and resulting toll charge on accumulated foreign earnings and profits has limited impact on the Company as unremitted earnings from non-US jurisdictions is minimal.  The Company is provisional in its approach and assertion that there is no financial statement impact related to mandatory repatriation as of June 30, 2018. We will continue to monitor tax reform, as we anticipate additional guidance from the Internal Revenue Service will become more available throughout 2018.

Our effective tax rate from continuing operations was a tax expense of 25.21% for the six months ended June 30, 2018 compared to a tax expense of 36.81% for the six months ended June 30, 2017. Compared to the U.S. statutory rate for the six months ended June 30, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and partially offset by research and development tax credits. Compared to the U.S. statutory rate for the six months ended June 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses and partially offset by lower income tax rates on income earned in foreign jurisdictions, domestic production activities deduction, and research and development credits.

NOTE 10 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value*	Fair Value	Carrying Value*	Fair Value

ABL Revolver	$-	$-	$-	$-
Term Loan B	248,125	249,519	249,375	251,869
Promissory note due January 2021	2,284	2,284	2,722	2,722
Total long-term debt	250,409	251,803	252,097	254,591
Less: current portion	(3,394)	(3,408)	(3,381)	(3,406)
Long-term debt less current maturities	$247,015	$248,395	$248,716	$251,185

*Carrying value amounts do not include unamortized debt issuance costs of $9.1M and $10.1 for June 30, 2018 and December 31, 2017, respectively.

The fair value measurements used by the Company are considered Level 2 inputs, as defined in the fair value hierarchy. The fair value estimates were based on quoted prices for identical or similar securities.

August 2017 Credit Agreements

On August 29, 2017, the Company entered into two credit agreements (the "August 2017 Credit Agreements") that provided for an $85.0 million asset-backed revolving line of credit (the "ABL Revolver") and a $250.0 million senior secured term loan B (the "Term Loan B"). Under the ABL Revolver, the Company may request $10.0 million incremental revolving loan commitments in an additional aggregate amount not to exceed $50.0 million, subject to pro forma compliance with certain net secured leverage ratio tests.

The applicable rate for the ABL Revolver is LIBOR plus a margin ranging from 1.25% to 1.75% per annum. The applicable rate for the Term Loan B was LIBOR plus 5.50% subject to a LIBOR floor of 1.00%. The maturity date of the ABL Revolver is August 29, 2022 and the maturity date of the Term Loan B is August 29, 2023.

On June 25, 2018, the Company entered into Amendment No. 1 (the "Repricing Amendment") to the Senior Secured Term Loan B Agreement. The Repricing Amendment, among other things, reduced the applicable rate for the term loans to LIBOR plus 4.75% (subject to a LIBOR floor of 1.00%) from LIBOR plus 5.50%. The Repricing Amendment also includes a "soft call" prepayment penalty of 1.0% for a period of six months commencing with the date of the Repricing Amendment for certain prepayments, refinancing, and amendments.

The Company accounted for the Repricing Amendment as a modification of debt. Approximately, $60,000 of prior deferred debt issuance cost were accelerated and recorded as additional interest expense in the condensed consolidated statements of operations and comprehensive operations, attributable to prior syndicate lenders who reduced or eliminated their positions during the amendment process. The Company also incurred $0.9 million of third party fees in connection with the Repricing Amendment, which was also recorded as additional interest expense in the condensed consolidated statements of operations and comprehensive operations.

As of June 30, 2018, the Company had no amount outstanding under the ABL Revolver and had $80.0 million of borrowing capacity, including the impact of letters of credit.

Interest on Borrowings

The interest rates on our borrowings outstanding at June 30, 2018 and December 31, 2017, including the amortization of debt issuance costs, were as follows:

	June 30, 2018	December 31, 2017
ABL Revolver	3.8%	2.9%
Term Loan B	6.8%	7.1%
Promissory Note	2.9%	2.9%
Weighted average interest rate	6.8%	7.0%

The Company was in compliance with all financial covenants under the August 2017 Credit Agreement as of June 30, 2018.

NOTE 11 - STOCK-BASED COMPENSATION

Restricted Stock

Under the equity incentive plans approved by our shareholders, directors, consultants and employees may be awarded shares of DXP's common stock. The shares of restricted stock and restricted stock units granted to employees and that are outstanding as of June 30, 2018 vest (or have forfeiture restrictions that lapse) in accordance with one of the following vesting schedules: 100% one year after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after date of grant; or 10% each year for ten years after date of grant. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Shares of our common stock are issued and outstanding upon the grant of awards of restricted stock. Once restricted stock units vest, new shares of the Company's stock are issued.  At June 30, 2018, 279,149 shares were available for future grant.

Changes in restricted stock for the six months ended June 30, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2017	77,901	$30.36
Granted	124,474	$31.54
Forfeited	(2,400)	$46.68
Vested	(12,699)	$49.67
Non-vested at June 30, 2018	187,276	$29.63

Compensation expense, associated with restricted stock, recognized in the six months ended June 30, 2018 and 2017 was $1.0 million, respectively. Related income tax benefits recognized in earnings for the six months ended June 30, 2018 and 2017 were approximately $0.4 million. Unrecognized compensation expense under the Restricted Stock Plan at June 30, 2018 and December 31, 2017 was $4.4 million and $1.6 million, respectively. As of June 30, 2018, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 28.2 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Weighted average shares outstanding	17,558	17,404	17,538	17,406
Net income attributable to DXP Enterprises, Inc.	$11,562	$4,135	$16,113	$7,268
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$11,540	$4,113	$16,068	$7,223
Per share amount	$0.66	$0.24	$0.92	$0.42

Diluted:
Weighted average shares outstanding	17,558	17,404	17,538	17,406
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	18,398	18,244	18,378	18,246
Net income attributable to common shareholders	$11,540	$4,113	$16,068	$7,223
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc. for diluted earnings per share	$11,562	$4,135	$16,113	$7,268
Per share amount	$0.63	$0.23	$0.88	$0.40

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

NOTE 14 – BUSINESS ACQUISITIONS

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. ("ASI"), a distributor of cutting tools, abrasives, coolants and machine shop supplies. The Company paid approximately $11.7 million in cash and stock. The purchase price also includes approximately $4.0 million in contingent consideration. The purchase was financed with $10.8 million of cash on hand as well as issuing $0.9 million of the Company's common stock. ASI will provide the Company's metal working division with new geographic territory and enhance DXP's end market mix. For the six months ended June 30, 2018, ASI contributed sales of $23.0 million and earnings before taxes of approximately $2.6 million.

As part of our purchase agreement, we may pay up to an additional $4.6 million of contingent consideration over the next three years based on the achievement of certain earnings benchmarks established for calendar years 2018, 2019 and 2020. The purchase price includes the estimated fair value of the contingent consideration recorded at the present value of $4.0 million. The estimated fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 5. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

As of June 30, 2018 approximately $1.4 million of the actual cash due toward the contingent consideration earned is recorded in current liabilities. We may pay up to an additional $3.2 million over the remaining earn-out period based on the achievement of certain EBITDA benchmarks. The estimated fair value of the contingent consideration is recorded at the present value of $4.0 million at June 30, 2018. Changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. Changes in the fair value of the contingent consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent consideration are discussed in Note 5 to our condensed consolidated financial statements.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of stock issued, and the present value of any contingent consideration. The following table summarizes the total acquisition consideration for the ASI Purchase:

Purchase Price Consideration	Total Consideration
(Dollars in thousands)
Cash payments	$10,792
Fair value of stock issued	894
Present value of estimated fair value of contingent earn-out consideration	4,006
Total purchase price consideration	$15,692

NOTE 15 - SEGMENT REPORTING

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

The following table sets out financial information related to the Company's segments (in thousands):

	Three Months Ended June 30,
	2018				2017
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$193,576	$74,257	$43,394	$311,227	$164,749	$44,470	$41,479	$250,698
Amortization	2,310	1,538	271	4,119	2,227	1,793	271	4,291
Income (loss) from operations	19,623	7,418	3,984	31,025	16,190	(38)	3,447	19,599
Income from operations, excluding amortization	$21,933	$8,956	$4,255	$35,144	$18,417	$1,755	$3,718	$23,890

	Six Months Ended June 30,
	2018				2017
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$368,937	$141,899	$86,327	$597,163	$313,461	$93,528	$82,236	$489,225
Amortization	4,770	3,165	542	8,477	4,477	3,588	542	8,607
Income from operations	32,992	12,173	7,767	52,932	27,281	1,676	7,234	36,191
Income from operations, excluding amortization	$37,762	$15,338	$8,309	$61,409	$31,758	$5,264	$7,776	$44,798

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income for reportable segments	$35,144	$23,890	$61,409	$44,798
Adjustment for:
Amortization of intangible assets	4,119	4,291	8,477	8,607
Corporate expenses	10,965	9,342	21,723	17,698
Income from operations	20,060	10,257	31,209	18,493
Interest expense	6,137	3,992	11,178	7,645
Other (income) expense, net	(1,416)	57	(1,438)	(171)
Income before income taxes	$15,339	$6,208	$21,469	$11,019

NOTE 16 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim Condensed Consolidated Financial Statements were issued. There were no subsequent events that required recognition or disclosure unless elsewhere identified in this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and six months ended June 30, 2018 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q, and the consolidated financial statements and notes thereto included in our annual and quarterly reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
Sales	$311,227	100.0%	$250,698	100.0%	$597,163	100.0%	$489,225	100.0%
Cost of sales	226,111	72.7%	181,762	72.5%	435,602	72.9%	355,774	72.7%
Gross profit	85,116	27.3%	68,936	27.5%	161,561	27.1%	133,451	27.3%
Selling, general and administrative expenses	65,056	20.9%	58,679	23.4%	130,352	21.8%	114,958	23.5%
Income from operations	20,060	6.4%	10,257	4.1%	31,209	5.2%	18,493	3.8%
Other (income) expense, net	(1,416)	-0.5%	57	0.0%	(1,438)	-0.2%	(171)	0.0%
Interest expense	6,137	2.0%	3,992	1.6%	11,178	1.9%	7,645	1.6%
Income before taxes	15,339	4.9%	6,208	2.5%	21,469	3.6%	11,019	2.2%
Provision for income taxes	3,776	1.2%	2,239	0.9%	5,412	0.9%	4,056	0.8%
Net income	11,563	3.7%	3,969	1.5%	16,057	2.7%	6,963	1.4%
Net income (loss) attributable to noncontrolling interest	1	0.0%	(166)	0.0%	(56)	0.0%	(305)	-0.1%
Net income attributable to DXP Enterprises, Inc.	$11,562	3.7%	$4,135	1.6%	$16,113	2.7%	$7,268	1.5%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.66		$0.24		$0.92		$0.42
Diluted earnings per share	$0.63		$0.23		$0.88		$0.40

DXP is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). The Service Centers are engaged in providing maintenance, repair and operating ("MRO") products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment provides a wide range of MRO products and manages all or part of our customer's supply chain function, and inventory management. The IPS segment fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps and manufactures branded private label pumps. Over 90% of DXP's revenues represent sales of products.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

SALES. Sales for the three months ended June 30, 2018 increased $60.5 million, or 24.1%, to approximately $311.2 million from $250.7 million for the prior year's corresponding period. Sales from a business acquired on January 1, 2018 accounted for $12.4 million of the increase. Excluding second quarter 2018 sales of the business acquired, sales for the second quarter in 2018 increased by $48.1 million, or 19.2% from the prior year's corresponding period. This sales increase is the result of an increase in our IPS, SC and SCS segments of $29.8 million, $16.4 and $1.9 million, respectively, excluding acquisition sales. The fluctuations in sales is further explained in our business segment discussions below.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $29.8 million, or 67.0% for the second quarter of 2018 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the first six months of 2018.  This level of IPS sales might continue, or improve, during the remainder of 2018, if crude oil and natural gas prices and the drilling rig count remain at levels experienced during the first six months of 2018.

Service Centers segment. Sales for the Service Centers segment increased by $28.8 million, or 17.5% for the second quarter of 2018 compared to the prior year's corresponding period. Excluding $12.4 million of second quarter 2018 Service Centers segment sales from a business acquired, Service Centers segment sales for the second quarter in 2018 increased $16.4 million, or 10.0% from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, bearings and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the second quarter of 2018, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2018.

Supply Chain Services segment. Sales for the SCS segment increased by $1.9 million, or 4.6%, for the second quarter of 2018, compared to the prior year's corresponding period. The increase in sales is primarily related to increased sales to customers in the oil and gas and aerospace industries.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2018 decreased by approximately 15 basis points from the prior year's corresponding period. Excluding the impact of the business acquired, gross profit as a percentage of sales increased by approximately 31 basis points. The increase in the gross profit percentage excluding the business acquired, is primarily the result of an approximate 397 basis point increase in the gross profit percentage in our IPS segment partially offset by an approximate 27 basis point decrease in the gross profit percentage in our Supply Chain Services segment. Gross profit for the IPS segment increased as a result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the first six months of 2018.

Service Centers segment. As a percentage of sales, the second quarter gross profit percentage for the Service Centers decreased approximately 108 basis points but decreased approximately 18 basis points, adjusting for the business acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $2.2 million, or 12.2%. The increase in operating income is primarily the result of the improved sales.

Innovative Pumping Solutions segment. As a percentage of sales, the second quarter gross profit percentage for the IPS segment increased approximately 397 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $7.2 million, or 410%, primarily as a result of the above mentioned increase in sales.

Supply Chain Services segment. Gross profit as a percentage of sales decreased approximately 27 basis points, compared to the prior year's corresponding period.  This was primarily as a result of sales mix and contractual lag effects of price increases from vendors.  Operating income for the second quarter of 2018 increased compared to the prior year's corresponding period mainly due to an increase in gross profit of $0.3 million primarily and a decrease in SG&A of $0.2 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended June 30, 2018 increased by approximately $6.4 million, or 10.9%, to $65.1 million from $58.7 million for the prior year's corresponding period. Selling, general and administrative expense from a business that was acquired accounted for $0.7 million of the second quarter increase. Excluding expenses from the business that was acquired, SG&A for the quarter increased by $5.6 million, or 9.6%. The overall increase in SG&A adjusting for the business acquired, is the result of increased payroll, incentive compensation and related taxes and 401(K) expenses. The remaining increase in SG&A expense for the second quarter of 2018 is a result of the increase in sales. As a percentage of sales, the second quarter 2018 expense decreased 188 basis points to 21.5% from 23.4% for the prior year's corresponding period, adjusting for the business acquired, primarily as a result of the percentage increase in sales exceeding the percentage decrease in SG&A.

OPERATING INCOME. Operating income for the second quarter of 2018 increased by $9.8 million, to $20.1 million, from $10.3 million in the prior year's corresponding period. The operating income from the business acquired in 2018 increased the overall operating income for the three months ended June 30, 2018 in the amount of $1.3 million. Excluding the operating income from the business acquired, operating income increased $8.5 million, or 83.2% from the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the second quarter of 2018 increased 53.7% from the prior year's corresponding period primarily as a result of increased interest rates under our credit facility.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 24.62% for the three months ended June 30, 2018 compared to a tax expense of 36.07% for the three months ended June 30, 2017. Compared to the U.S. statutory rate for the three months ended June 30, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits. Compared to the U.S. statutory rate for the three months ended June 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, domestic production activities deduction, and research and development credits.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

SALES. Sales for the six months ended June 30, 2018 increased $107.9 million, or 22.1%, to approximately $597.2 million from $489.2 million for the prior year's corresponding period. Sales from a business acquired on January 1, 2018 accounted for $23.0 million of the increase in sales. Excluding the first six months of 2018 sales of the business acquired, sales for the first six months of 2018 sales increased by $85.0 million, or 17.4% from the prior year's corresponding period. This sales increase is the result of an increase in our IPS, SC and SCS segments of $48.4 million, $32.5 million and $4.1 million, respectively, excluding acquisition sales. The fluctuations in sales is further explained in our business segment discussions below.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $48.4 million, or 51.7% for the six month period ended June 30, 2018 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the first six months of 2018.  This level of IPS sales might continue, or improve, during the remainder of 2018 if crude oil and natural gas prices and the drilling rig count remain at levels experienced during the first six months of 2018.

Service Centers segment. Sales for the Service Centers segment increased by $55.5 million, or 17.7% for the six months ended June 30, 2018 compared to the prior year's corresponding period. Excluding $23.0 million of Service Centers segment sales for the six months ended June 30, 2018 from a business acquired, Service Centers segment sales for the period increased $32.5 million, or 10.4% from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, bearings and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the second quarter of 2018, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2018.

Supply Chain Services segment. Sales for the SCS segment increased by $4.1 million, or 5.0%, for the six months ended June 30, 2018, compared to the prior year's corresponding period. The increase in sales is primarily related to increased sales to customers in the oil and gas and aerospace industries. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2018 decreased by approximately 22 basis points from the prior year's corresponding period. Excluding the impact of the business acquired, gross profit as a percentage of sales increased by approximately 16 basis points. The increase in the gross profit percentage excluding the business acquired, is primarily the result of an approximate 180 basis point increase in the gross profit percentage in our IPS segment. These fluctuations are explained in the segment discussions below.

Innovative Pumping Solutions segment. As a percentage of sales, the six month period gross profit percentage for the IPS segment increased approximately 180 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $10.1 million, or 191%, primarily as a result of the above mentioned increase in sales.

Service Centers segment. As a percentage of sales, the six month period gross profit percentage for the Service Centers decreased approximately 73 basis points but increased approximately 5 basis points, adjusting for the business acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $3.4 million, or 10.8%. The increase in operating income is primarily the result of the improved sales.

Supply Chain Services segment. Gross profit as a percentage of sales decreased approximately 12 basis points, compared to the prior year's corresponding period.  This was primarily as a result of sales mix and contractual lag effects of price increases from vendors.  Operating income for the six months ended June 30, 2018 increased compared to the prior year's corresponding period mainly due to an increase in gross profit of $0.8 million primarily offset by an increase in SG&A of $0.3 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the six months ended June 30, 2018 increased by approximately $15.4 million, or 13.4%, to $130.4 million from $115.0 million for the prior year's corresponding period. Selling, general and administrative expense from a business that was acquired accounted for $1.4 million of the increase. Excluding the first six months of 2018 expenses from the business that was acquired, SG&A for the six months increased by $14.0 million, or 12.1%. The overall increase in SG&A adjusting for the business acquired, is the result of increased payroll, incentive compensation and related taxes and 401(K) expenses. The remaining increase in SG&A expense for the first six months of 2018 is primarily a result of the increase in sales. As a percentage of sales, the six months ended June 30, 2018 expense decreased approximately 105 basis points to 22.5% from 23.5% for the prior year's corresponding period, adjusting for the business acquired, primarily as a result of the percentage increase in sales exceeding the percentage decrease in SG&A.

OPERATING INCOME. Operating income for the first six months of 2018 increased by $12.7 million, to $31.2 million, from $18.5 million in the prior year's corresponding period. The operating income from the business acquired in 2018 increased the overall operating income for the six months ended June 30, 2018 in the amount of $2.6 million. Excluding the operating income from the business acquired, operating income increased $10.1 million, or 54.9% from the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the first six months of 2018 increased 46.2% from the prior year's corresponding period primarily as a result of increased interest rates under our credit facility.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 25.21% for the six months ended June 30, 2018 compared to a tax expense of 36.81% for the six months ended June 30, 2017. Compared to the U.S. statutory rate for the six months ended June 30, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits. Compared to the U.S. statutory rate for the six months ended June 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, domestic production activities deduction, and research and development credits.

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

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
Net Cash Provided by (Used in):	2018	2017
Operating Activities	$(6,983)	$7,854
Investing Activities	(13,608)	(1,118)
Financing Activities	(1,929)	(5,883)
Effect of Foreign Currency	(171)	36
Net Change in Cash	$(22,691)	$889

Operating Activities

The Company used $7.0 million of cash in operating activities during the six months ended June 30, 2018 compared to generating $7.9 million of cash during the prior year's corresponding period. The $14.9 million increase in the amount of cash used between the two periods was primarily driven by inventory build-up and increases in costs and estimated profits in excess of billings as a result of increased project activity at our IPS segment.

Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities was $13.6 million compared to $1.1 million in the corresponding period in 2017. This increase was primarily driven by the purchase of ASI partially offset by proceeds from the sale of a building. For the six months ended June 30, 2018, purchases of property, plant and equipment were approximately $5.5 million.

Financing Activities

For the six months ended June 30, 2018, net cash used in financing activities was $1.9 million, compared to net cash used in financing activities of $5.9 million for the corresponding period in 2017. The activity in the period was primarily attributed to the Company making principal repayments on the Term Loan.

During the six months ended June 30, 2018, the amount available to be borrowed under our credit facility decreased to $80.0 million at June 30, 2018 compared to $82.0 million at December 31, 2017.  This was the result of $5.0 million in letters of credit outstanding as of June 30, 2018.

We believe this is adequate funding to support working capital needs within the business.

Funding Commitments

We intend to pursue additional acquisition targets, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be determined with certainty. We continue to expect to fund future acquisitions primarily with cash flows from operations and borrowings, including the undrawn portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

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

ABL Facility and Senior Secured Term Loan B
Asset-Based Loan Facility:
On August 29, 2017, DXP entered into a five year, $85 million Asset Based Loan and Security Agreement (the "ABL Revolver").  The ABL Revolver provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million, subject to increase in certain circumstances (the "ABL Loans"). The interest rate for the ABL Revolver was 3.8% at June 30, 2018 with a LIBOR component of 2.1%.
The unused line fee was 0.375% at June 30, 2018. As of June 30, 2018 there were no amounts of ABL Loans outstanding under the ABL Revolver.

The Company's consolidated Fixed Charge Coverage Ratio was 3.33 to 1.00 as of June 30, 2018. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of June 30, 2018.
Senior Secured Term Loan B:
On June 25, 2018, DXP entered into Amendment No.1 (the "Repricing Amendment") to the Term Loan Agreement for the six year Senior Secured Term Loan B (the "Term Loan B") with an original principal amount of $250 million which amortizes in equal quarterly installments of 0.25% with the balance payable in August 2023, when the facility matures. The Company entered into the amendment for purposes of reducing the applicable margin that is applied to determine the effective interest rate from time to time in effect under the Term Loan Agreement. Under the terms of the First Amendment the applicable margin that is applied under the Term Loan Agreement with respect to LIBOR based loans was reduced from LIBOR plus 5.5% to LIBOR plus 4.75%, and the applicable margin that is applied under the Term Loan Agreement with respect to "Base Rate Loans" was reduced from 4.5% to 3.75%.
The interest rate for the Term Loan B was 6.8% as of June 30, 2018. At June 30, 2018, the aggregate principal amount of Term Loan B borrowings outstanding under the facility was $248.1 million.

As of June 30, 2018, the Company's consolidated Secured Leverage Ratio was 3.22 to 1.00. DXP was in compliance with all such covenants that were in effect on such date under the Term Loan B facility as of June 30, 2018

Borrowings (in thousands):

	June 30, 2018	December 31, 2017	Increase (Decrease)
Current maturities of long-term debt	$3,394	$3,381	$13
Long-term debt less unamortized debt issuance costs and current maturities	237,875	238,643	(768)
Total long-term debt	$241,269	$242,024	$(755)
Amount available (1)	$79,980	$82,007	$(2,027)
(1) Represents the amount available to be borrowed at the indicated date under the most restrictive covenant of the credit facility in effect at the indicated date.

Performance Metrics (in days):

	Six Months Ended June 30,
			Increase
	2018	2017	(Decrease)

Days of sales outstanding	57.4	61.5	(4.1)
Inventory turns	8.2	8.0	0.2

Accounts receivable days of sales outstanding were 57.4 days at June 30, 2018 compared to 61.5 days at June 30, 2017. The 4.1 days decrease was primarily due to more timely payment times in connection with an improved economy. Inventory turns were consistent between the two periods.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at June 30, 2018 and 2017, a 100 basis point change in interest rates would result in approximately a $2.5 million and a $2.2 million change in annual interest expense, respectively.

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

Management has used the 2013 framework set forth in the report entitled "Internal Control – Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management had previously concluded that the Company's internal control over financial reporting was not effective due to material weaknesses in internal control over financial reporting as further discussed below.  Management's remediation plans are also discussed below.

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

•
Management did not effectively design, document nor monitor (review, evaluate and assess) the key internal control activities that provide the accounting information contained in the Company's consolidated financial statements.

We had material weaknesses related to information technology general controls ("ITGC").  We did not maintain effective ITGC, which are required to support automated controls and information technology ("IT") functionality; therefore, automated controls and IT functionality were ineffective.

Remediation Plans

During the second quarter of 2018, we engaged third party consultants to assist us with our efforts to design and maintain adequate and effective internal controls over financial reporting, to implement measures designed to improve our financial closing process and enhance certain internal controls, processes and procedures, including ITGC. Specifically, the Company will undertake the following steps to remediate the deficiencies underlying these material weaknesses:

•
In connection with the remediation of the material weakness in our control activities, we will enhance our policies relating to the design, documentation, review, monitoring and approval of management review controls and other key internal control activities that provide the accounting information contained in our consolidated financial statements.

•
To enhance our information technology controls, we will implement systems and processes in order to create an effective segregation of duties, restrict user access to applications and improve output controls.

We are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weaknesses in internal control will not be considered fully remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to test and conclude that the material weakness has been fully remediated. The Company will continue its efforts to implement and test the new controls in order to make this final determination.

Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Bylaws, as amended on July 27, 2011.

* 10.1	First Amendment to Loan Agreement, effective June 25, 2018.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

Exhibits designated by the symbol * are filed or furnished with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing with the Commission as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.
(Registrant)
By: /s/ Kent Yee
Kent Yee
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)

Dated: August 08, 2018