Form 10-Q
period 2018-09-30
DXP ENTERPRISES INC
filed 2018-11-06
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas 77040
(Address of principal executive offices, including zip code)
(713) 996-4700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares of registrant's Common Stock outstanding as of October 31, 2018: 17,570,252 par value $0.01 per share.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$308,028	$251,930	$905,191	$741,155
Cost of sales	223,958	184,967	659,560	540,741
Gross profit	84,070	66,963	245,631	200,414
Selling, general and administrative expenses	67,257	60,453	197,609	175,411
Income from operations	16,813	6,510	48,022	25,003
Other expense (income), net	120	(153)	(1,318)	(324)
Interest expense	4,781	4,928	15,959	12,573
Income before income taxes	11,912	1,735	33,381	12,754
Provision for income taxes (benefit)	3,550	(1,176)	8,962	2,880
Net income	8,362	2,911	24,419	9,874
Net loss attributable to noncontrolling interest	(35)	(55)	(91)	(360)
Net income attributable to DXP Enterprises, Inc.	8,397	2,966	24,510	10,234
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$8,374	$2,943	$24,442	$10,166
Net income	$8,362	$2,911	$24,419	$9,874
Cumulative translation adjustment	3,390	830	1,880	(1,035)
Comprehensive income	$11,752	$3,741	$26,299	$8,839
Earnings per share :
Basic	$0.48	$0.17	$1.39	$0.58
Diluted	$0.46	$0.16	$1.33	$0.56
Weighted average common shares outstanding :
Basic	17,564	17,394	17,547	17,402
Diluted	18,404	18,234	18,387	18,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$15,994	$22,047
Restricted cash	396	3,532
Accounts Receivable, net of allowance for doubtful accounts of $11,830 and $9,015	183,454	167,272
Inventories	116,545	91,413
Costs and estimated profits in excess of billings	38,432	26,915
Prepaid expenses and other current assets	5,640	5,296
Federal income taxes receivable	1,323	1,440
Total current assets	361,784	317,915
Property and equipment, net	52,617	53,337
Goodwill	194,052	187,591
Other intangible assets, net	71,783	78,525
Other long-term assets	1,596	1,715
Total assets	$681,832	$639,083
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,394	$3,381
Trade accounts payable	91,117	80,303
Accrued wages and benefits	16,733	18,483
Customer advances	2,876	2,189
Billings in excess of costs and estimated profits	5,554	4,249
Other current liabilities	16,703	16,220
Total current liabilities	136,377	124,825
Long-term debt, net of unamortized debt issuance costs	237,434	238,643
Other long-term liabilities	2,611	—
Deferred income taxes	8,048	7,069
Total long-term liabilities	248,093	245,712
Total liabilities	384,470	370,537
Commitments and contingencies ( Note 13)
Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,570,252 and 17,315,573 outstanding	174	174
Additional paid-in capital	155,671	153,087
Retained earnings	158,635	134,193
Accumulated other comprehensive loss	(17,611)	(19,491)
Total DXP Enterprises, Inc. equity	296,885	267,979
Noncontrolling interest	477	567
Total equity	297,362	268,546
Total liabilities and equity	$681,832	$639,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$24,510	$10,234
Less net loss attributable to non-controlling interest	(91)	(360)
Net income	24,419	9,874
Reconciliation of net income to the net cash provided by operating activities:
Gain on sale of building	(1,318)	—
Depreciation	7,135	7,655
Amortization of intangible assets	12,575	12,943
Bad debt expense	2,633	1,466
Amortization of debt issuance costs	1,337	1,071
Write-off of debt issuance costs	60	578
Stock compensation expense	2,023	1,392
Deferred income taxes	240	2,000
Changes in operating assets and liabilities
Trade accounts receivable	(13,225)	(16,397)
Costs and estimated profits in excess of billings	(11,541)	(5,701)
Inventories	(22,468)	(3,827)
Prepaid expenses and other assets	(250)	(2,362)
Trade accounts payable and accrued expenses	4,291	(354)
Billings in excess of costs and estimated profits	1,320	189
Other long-term liabilities	2,611	—
Net cash provided by operating activities	9,842	8,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,705)	(2,157)
Proceeds from the sale of fixed assets	2,546	—
Acquisition of business, net of cash acquired	(10,812)	—
Net cash used in investing activities	(15,971)	(2,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	728,822
Principal debt payments	(2,534)	(701,561)
Debt issuance costs	(60)	(11,188)
Loss for non-controlling interest owners, net of tax	—	(219)
Dividends paid	(68)	(68)
Payment for employee taxes withheld from stock awards	(332)	(848)
Net cash (used in) provided by financing activities	(2,994)	14,938
Effect of foreign currency on cash	(66)	189
Net change in cash	(9,189)	21,497
Cash at beginning of period	25,579	1,590
Cash at end of period	$16,390	$23,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). See Note 15 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated balance sheets as of December 31, 2017 and September 30, 2018, condensed consolidated statements of operations and comprehensive operations for the three and nine months ended September 30, 2018 and September 30, 2017, and condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and September 30, 2017. All such adjustments represent normal recurring items.

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

Business Combinations. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Consolidated Financial Statements.  As discussed in Note 14 - Business Acquisitions , the Company acquired Application Specialties, Inc. in January 2018. Application Specialties, Inc. met the definition of a business under the new guidance and goodwill was recorded.

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

Our accounting for contracts with customers under the new revenue recognition standard was consistent with the Company's previous revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to the customer. The ASU also requires expanded qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, significant judgments and accounting policy.

The adoption of the new standard did not have a material impact on the Company's Consolidated Financial Statements. See Note 4 – Revenue Recognition.

Accounting Pronouncements Not Yet Adopted

Intangibles-Goodwill and Other. In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract based on a consensus of the FASB’s Emerging Issues Task Force (EITF) that requires implementation costs incurred by customers in cloud computing arrangements (CCAs) to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40, “Intangibles-Goodwill and Other-Internal-Use Software”. The ASU does not affect the accounting by cloud service providers, other software vendors or customers’ accounting for software licensing arrangements. The ASU will require companies to recognize deferred implementation costs to expense over the ‘term of the hosting arrangement’. Under the ASU, the term of the hosting arrangement comprises the noncancellable period of the CCA plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which exercise of the option is controlled by the vendor. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and we will continue to assess the standard and make a determination later.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13: Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the disclosure requirements. The new standard will not have an impact on our results of operations, but it will significantly modify our disclosures around fair value measurements.

Leases- Targeted Improvements. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements (Topic 842). ASU 2018-11 provides additional relief in the comparative reporting requirements for initial adoption of ASC 842 as described below. Under ASU 2018-11, adopters will take a prospective approach, rather than a retrospective approach as initially prescribed, when transitioning to ASU 2016-02. Instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings, adopters will now assess the facts and circumstances of all leasing contracts as of January 1, 2019 (for public companies with calendar year-end reporting dates) and January 1, 2020 (for non-public companies with calendar year-end reporting dates). We intend to apply this adoption approach for our transition January 1, 2019.

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently undergoing the implementation process for the new standard. We intend to apply most of the practical expedients and we have elected to apply the current period transition approach as introduced by ASU 2018-11. We expect the new standard to have a significant effect on our consolidated balance sheet by adding ROU assets and the corresponding lease liabilities for our inventory of operating leases. We do not expect the new standard to have a material impact on our results of operations.

NOTE 4 – REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provided for two transition methods, a full retrospective approach and a modified retrospective approach.

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

See Note 15 - Segment Reporting for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

As of September 30, 2018, we recorded a $4.1 million liability for contingent consideration associated with the acquisition of ASI in other current and long-term liabilities. See further discussion at Note 14 "Business Acquisitions".

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at January 1, 2018	$—
Acquisitions and settlements
Acquisition of ASI (Note 14)	4,214
Settlements	—
Total remeasurement adjustments:
(Gains) or losses recorded against goodwill	(208)
Changes in fair value recorded in profit and loss	78
Ending Balance at September 30, 2018	$4,084

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$—

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at September 30, 2018	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$4,084	Discounted cash flow	Annualized EBITDA and probability of achievement

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2018 but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility. The Company believes that the estimated fair value of such instruments at September 30, 2018 and December 31, 2017 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheets.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows ( in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$101,227	$79,820
Work in process	15,318	11,593
Inventories	$116,545	$91,413

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows ( in thousands):

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$57,655	$37,899
Estimated profits, thereon	7,448	2,665
Total	65,103	40,564
Less: billings to date	32,219	17,881
Net	$32,884	$22,683

Such amounts were included in the accompanying Condensed Consolidated Balance Sheets for 2018 and 2017 under the following captions ( in thousands):

	September 30, 2018	December 31, 2017
Costs and estimated profits in excess of billings	$38,432	$26,915
Billings in excess of costs and estimated profits	(5,554)	(4,249)
Translation adjustment	6	17
Net	$32,884	$22,683

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the nine months ended September 30, 2018 ( in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2017	$187,591	$78,525	$266,116
Acquired during the period	6,461	6,185	12,646
Translation adjustment	—	(352)	(352)
Amortization	—	(12,575)	(12,575)
Balance as of September 30, 2018	$194,052	$71,783	$265,835

The following table presents the goodwill balance by reportable segment as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Service Centers	$160,934	$154,473
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$194,052	$187,591

The following table presents a summary of amortizable other intangible assets ( in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$168,255	$(96,639)	71,616	162,200	(83,806)	78,394
Non-compete agreements	784	(617)	167	949	(818)	131
Total	$169,039	$(97,256)	$71,783	$163,149	$(84,624)	$78,525

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

NOTE 9 – INCOME TAXES

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act contains several tax law changes that will impact the Company in the current and future periods. The Company is applying the guidance in Staff Accounting Bulletin ("SAB") 118 issued by the Securities and Exchange Commission when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. Specifically, SAB 118 permits companies to record a provisional amount which can be remeasured during the measurement period due to obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enacted date.  At September 30, 2018, the Company has not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, in certain cases, as described below, the Company has made a reasonable estimate of other effects. The Company will finalize its calculations as additional analysis is completed during the fourth quarter.

The Company originally remeasured our U.S. net deferred tax liabilities and recorded a provisional $1.3 million benefit and a corresponding provisional decrease in the U.S. net deferred tax liability relating to the reduction in the U.S. federal corporate income tax rate to 21% from 35%. We are still in the process of analyzing Tax Cuts and Jobs Act's impact as permitted under SAB 118. The largest impact to the Company being the remeasurement of deferred taxes due to the U.S. statutory tax rate change. The mandatory repatriation and resulting toll charge on accumulated foreign earnings and profits has limited impact on the Company as unremitted earnings from non-US jurisdictions is minimal.  The Company is provisional in its approach and assertion that there is no financial statement impact related to mandatory repatriation as of September 30, 2018. We will continue to monitor tax reform, as we anticipate additional guidance from the Internal Revenue Service will become more available throughout 2018.

Our effective tax rate from continuing operations was a tax expense of 26.9% for the nine months ended September 30, 2018 compared to a tax expense of 22.6% for the nine months ended September 30, 2017. Compared to the U.S. statutory rate for the nine months ended September 30, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses and partially offset by lower income tax rates on income earned in foreign jurisdictions, domestic production activities deduction, valuation allowance release, and research and development credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 10 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following ( in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value*	Fair Value	Carrying Value*	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	247,500	249,356	249,375	251,869
Promissory note due January 2021	2,063	2,063	2,722	2,722
Total long-term debt	249,563	251,419	252,097	254,591
Less: current portion	(3,394)	(3,419)	(3,381)	(3,406)
Long-term debt less current maturities	$246,169	$248,000	$248,716	$251,185

*Carrying value amounts do not include unamortized debt issuance costs of $8.7M and $10.1 for September 30, 2018 and December 31, 2017, respectively.

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

The Company accounted for the Repricing Amendment as a modification of debt. Approximately, $60,000 of prior deferred debt issuance costs were accelerated and recorded as additional interest expense in the condensed consolidated statements of operations and comprehensive operations, attributable to prior syndicate lenders who reduced or eliminated their positions during the amendment process. The Company also incurred $0.9 million of third party fees in connection with the Repricing Amendment, which was also recorded as additional interest expense in the condensed consolidated statements of operations and comprehensive operations.

As of September 30, 2018, the Company had no amount outstanding under the ABL Revolver and had $79.9 million of borrowing capacity, including the impact of letters of credit.

Interest on Borrowings

The interest rates on our borrowings outstanding at September 30, 2018 and December 31, 2017, including the amortization of debt issuance costs, were as follows:

	September 30, 2018	December 31, 2017
ABL Revolver	4.0%	2.9%
Term Loan B	7.0%	7.1%
Promissory Note	2.9%	2.9%
Weighted average interest rate	7.0%	7.0%

The Company was in compliance with all financial covenants under the August 2017 Credit Agreements as of September 30, 2018.

NOTE 11 - STOCK-BASED COMPENSATION

Restricted Stock

Under the equity incentive plans approved by our shareholders, directors, consultants and employees may be awarded shares of DXP's common stock. The shares of restricted stock and restricted stock units granted to employees and that are outstanding as of September 30, 2018 vest (or have forfeiture restrictions that lapse) in accordance with one of the following vesting schedules: 100% one year after date of grant; 50% each year for two years after date of grant; 33.3% each year for three years after date of grant; 20% each year for five years after date of grant; or 10% each year for ten years after date of grant. The shares of restricted stock granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Shares of our common stock are issued and outstanding upon the grant of awards of restricted stock. Once restricted stock units vest, new shares of the Company's stock are issued.  At September 30, 2018, 272,510 shares were available for future grant.

Changes in restricted stock for the nine months ended September 30, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2017	77,901	$30.36
Granted	131,113	$31.90
Forfeited	(2,400)	$46.68
Vested	(37,621)	$31.68
Non-vested at September 30, 2018	168,993	$31.03

Compensation expense, associated with restricted stock, recognized in the nine months ended September 30, 2018 and 2017 was $1.5 million and $1.4 million, respectively. Related income tax benefits recognized in earnings for the nine months ended September 30, 2018 and 2017 were approximately $0.4 million and $0.6 million. Unrecognized compensation expense under the Restricted Stock Plan at September 30, 2018 and December 31, 2017 was $4.1 million and $1.6 million, respectively. As of September 30, 2018, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 23.5 months.

NOTE 12 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated ( in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Weighted average shares outstanding	17,564	17,394	17,547	17,402
Net income attributable to DXP Enterprises, Inc.	$8,397	$2,966	$24,510	$10,234
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$8,374	$2,943	$24,442	$10,166
Per share amount	$0.48	$0.17	$1.39	$0.58

Diluted:
Weighted average shares outstanding	17,564	17,394	17,547	17,402
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	18,404	18,234	18,387	18,242
Net income attributable to common shareholders	$8,374	$2,943	$24,442	$10,166
Convertible preferred stock dividend	23	23	68	68
Net income attributable to DXP Enterprises, Inc.	$8,397	$2,966	$24,510	$10,234
Per share amount	$0.46	$0.16	$1.33	$0.56

Series A Preferred Stock

The holders of Series A preferred stock are entitled to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of common stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case the holders of the Series A preferred stock are entitled to a $100 liquidation preference per share. At September 30, 2018, 1,122 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

Each share of the Series B convertible preferred stock is convertible into 56 shares of common stock and a monthly dividend per share of $.50. The holders of the Series B convertible stock are also entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A preferred stock and to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the common stock. At September 30, 2018, 15,000 shares of Series B Preferred Stock were issued and outstanding.

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

NOTE 14 – BUSINESS ACQUISITIONS

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. ("ASI"), a distributor of cutting tools, abrasives, coolants and machine shop supplies. The Company paid approximately $11.7 million in cash and stock. The purchase price also includes approximately $4.0 million in contingent consideration. The purchase was financed with $10.8 million of cash on hand as well as issuing $0.9 million of the Company's common stock. ASI will provide the Company's metal working division with new geographic territory and enhance DXP's end market mix. For the nine months September 30, 2018, ASI contributed sales of $35.0 million and earnings before taxes of approximately $4.1 million.

As part of our purchase agreement, we may pay up to an additional $4.6 million of contingent consideration over the next three years based on the achievement of certain earnings benchmarks established for calendar years 2018, 2019 and 2020. The purchase price includes the estimated fair value of the contingent consideration recorded at the present value of approximately $4.1 million. The estimated fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 5. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

As of September 30, 2018, approximately $1.5 million of the actual cash due toward the contingent consideration earned is recorded in current liabilities. We may pay up to an additional $3.1 million over the remaining earn-out period based on the achievement of certain EBITDA benchmarks. The estimated fair value of the contingent consideration is recorded at the present value of $4.1 million at September 30, 2018. Changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. Changes in the fair value of the contingent consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent consideration are discussed in Note 5 to our condensed consolidated financial statements.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of stock issued, and the present value of any contingent consideration. The following table summarizes the total acquisition consideration for the ASI Purchase at closing:

Purchase Price Consideration	Total Consideration
(in thousands)
Cash payments	$10,792
Fair value of stock issued	894
Present value of estimated fair value of contingent earn-out consideration	4,006
Total purchase price consideration	$15,692

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended September 30,
	2018				2017
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$187,763	$76,662	$43,603	$308,028	$160,863	$51,027	$40,040	$251,930
Income from operations	$20,590	$8,773	$3,886	$33,249	$15,550	$1,838	$3,982	$21,370

	Nine Months Ended September 30,
	2018				2017
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Sales	$556,700	$218,561	$129,930	$905,191	$474,324	$144,555	$122,276	$741,155
Income from operations	$58,353	$24,109	$12,196	$94,658	$47,308	$7,103	$11,758	$66,169

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income for reportable segments	$33,249	$21,370	$94,658	$66,169
Adjustment for:
Amortization of intangible assets	4,098	4,336	12,575	12,943
Corporate expenses	12,338	10,524	34,061	28,223
Income from operations	16,813	6,510	48,022	25,003
Interest expense	4,781	4,928	15,959	12,573
Other (income) expense, net	120	(153)	(1,318)	(324)
Income before income taxes	$11,912	$1,735	$33,381	$12,754

NOTE 16 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim Condensed Consolidated Financial Statements were issued. There were no subsequent events that required recognition or disclosure unless elsewhere identified in this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of
DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2018 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q, and the consolidated financial statements and notes thereto included in our annual and quarterly reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

	Three Months Ended September 30,
	2018	%	2017	%
Sales	$308,028	100.0%	$251,930	100.0%
Cost of sales	223,958	72.7%	184,967	73.4%
Gross profit	84,070	27.3%	66,963	26.6%
Selling, general and administrative expenses	67,257	21.8%	60,453	24.0%
Income from operations	16,813	5.5%	6,510	2.6%
Other (income) expense, net	120	—%	(153)	(0.1)%
Interest expense	4,781	1.6%	4,928	2.0%
Income before income taxes	11,912	3.9%	1,735	0.7%
Provision for income taxes (benefit)	3,550	1.2%	(1,176)	(0.5)%
Net income	8,362	2.7%	2,911	1.2%
Net loss attributable to noncontrolling interest	(35)	—	(55)	—
Net income attributable to DXP Enterprises, Inc.	8,397	2.7%	2,966	1.2%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.48		$0.17
Diluted earnings per share	$0.46		$0.16

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

SALES. Sales for the three months ended September 30, 2018 increased $56.1 million, or 22.3%, to approximately $308.0 million from $251.9 million for the prior year's corresponding period. Sales from a business acquired on January 1, 2018 accounted for $12.1 million of the increase. Excluding third quarter 2018 sales of the business acquired, sales for the third quarter in 2018 increased by $44.0 million, or 17.5% from the prior year's corresponding period. This sales increase is the result of an increase in our IPS, SC and SCS segments of $25.6 million, $14.8 million and $3.6 million, respectively, excluding acquisition sales. The fluctuations in sales is further explained in our business segment discussions below.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $25.6 million, or 50.2% for the three months ended September 30, 2018 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the first nine months of 2018.  This level of IPS sales might continue, or improve, during the remainder of 2018, if crude oil and natural gas prices and the drilling rig count remain at levels experienced during the first nine months of 2018.

Service Centers segment. Sales for the Service Centers segment increased by $26.9 million, or 16.7% for the three months ended September 30, 2018 compared to the prior year's corresponding period. Excluding $12.1 million of third quarter 2018 Service Centers segment sales from a business acquired, Service Centers segment sales for the third quarter in 2018 increased $14.8 million, or 9.2% from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, bearings and power transmissions and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the third quarter of 2018, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2018.

Supply Chain Services segment. Sales for the SCS segment increased by $3.6 million, or 8.9%, for the three months ended September 30, 2018, compared to the prior year's corresponding period. The increase in sales is primarily related to increased sales to customers in the food and beverage, oil and gas and aerospace industries.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2018 increased by approximately 71 basis points from the prior year's corresponding period. Excluding the impact of the business acquired, gross profit as a percentage of sales increased by approximately 106 basis points. The increase in the gross profit percentage excluding the business acquired, is primarily the result of an approximate 402 basis point increase in the gross profit percentage in our IPS segment partially offset by an approximate 109 basis point decrease in the gross profit percentage in our Supply Chain Services segment. Gross profit for the IPS segment increased as a result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the first nine months of 2018.

Innovative Pumping Solutions segment. As a percentage of sales, the third quarter gross profit percentage for the IPS segment increased approximately 402 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $6.9 million or 377.2%, primarily as a result of the above mentioned increase in sales.

Service Centers segment. As a percentage of sales, the third quarter gross profit percentage for the Service Centers increased approximately 32 basis points and increased approximately 107 basis points, adjusting for the business acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $5.0 million, or 32.4%. The increase in operating income is primarily the result of the improved sales.

Supply Chain Services segment.  Gross profit as a percentage of sales decreased approximately 109 basis points, compared to the prior year's corresponding period.  This was primarily as a result of sales mix and contractual lag effects of price increases from vendors.  Operating income for the third quarter of 2018 decreased $0.1 million compared to the prior year's corresponding period mainly due to an increase in SG&A expense of $0.5 million primarily partially offset by an increase in gross profit of $0.4 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended September 30, 2018 increased by approximately $6.8 million, or 11.3%, to $67.3 million from $60.5 million for the prior year's corresponding period. Selling, general and administrative expense from a business that was acquired accounted for $0.7 million of the third quarter increase. Excluding expenses from the business that was acquired, SG&A for the quarter increased by $6.1 million, or 10.1%. The overall increase in SG&A adjusting for the business acquired, is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the third quarter of 2018, is a result of the increase in sales. Adjusting for the business acquired, the third quarter 2018 expense decreased 152 basis points to 22.5% from 24.0% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the third quarter of 2018 increased by $10.3 million, to $16.8 million, from $6.5 million in the prior year's corresponding period. The operating income from the business acquired in 2018 increased the overall operating income for the three months ended September 30, 2018 by $1.5 million. Excluding the operating income from the business acquired, operating income increased $8.8 million, or 134.5% from the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the third quarter of 2018 decreased 3.0% from the prior year's corresponding period primarily as a result of decreased interest cost compared to rates under a prior credit facility.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 29.8% for the three months ended September 30, 2018 compared to a tax benefit of 67.8% for the three months ended September 30, 2017. Compared to the U.S. statutory rate for the three months ended September 30, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended September 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by lower income tax rates on income earned in foreign jurisdictions, domestic production activities deduction, valuation allowance release and research and development credits.

	Nine Months Ended September 30,
	2018	%	2017	%
Sales	905,191	100.0%	741,155	100.0%
Cost of sales	659,560	72.9%	540,741	73.0%
Gross profit	245,631	27.1%	200,414	27.0%
Selling, general and administrative expenses	197,609	21.8%	175,411	23.7%
Income from operations	48,022	5.3%	25,003	3.4%
Other (income) expense, net	(1,318)	(0.2)%	(324)	—
Interest expense	15,959	1.9%	12,573	1.7%
Income before taxes	33,381	3.7%	12,754	1.7%
Provision for income taxes	8,962	0.9%	2,880	0.4%
Net income	24,419	2.8%	9,874	1.3%
Net income (loss) attributable to noncontrolling interest	(91)	—	(360)	—%
Net income attributable to DXP Enterprises, Inc.	24,510	2.8%	10,234	1.3%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$1.39		$0.58
Diluted earnings per share	$1.33		$0.56

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

SALES. Sales for the nine months ended September 30, 2018 increased $164.0 million, or 22.1%, to approximately $905.2 million from $741.2 million for the prior year's corresponding period. Sales from a business acquired on January 1, 2018 accounted for $35.0 million of the increase in sales. Excluding the first nine months of 2018 sales of the business acquired, sales for the first nine months of 2018 sales increased by $129.0 million, or 17.4% from the prior year's corresponding period. This sales increase is the result of an increase in our SC, IPS and SCS segments of $47.4 million, $74.0 million and $7.7 million, respectively, excluding acquisition sales. The fluctuations in sales is further explained in our business segment discussions below.

Innovative Pumping Solutions segment.  Sales for the IPS segment increased by $74.0 million, or 51.2% for the nine months ended September 30, 2018 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the first nine months of 2018.  This level of IPS sales might continue, or improve, during the remainder of 2018 if crude oil and natural gas prices and the drilling rig count remain at levels experienced during the first nine months of 2018.

Service Centers segment. Sales for the Service Centers segment increased by $82.4 million, or 17.4% for the nine months ended September 30, 2018 compared to the prior year's corresponding period. Excluding $35.0 million of Service Centers segment sales for the nine months ended September 30, 2018 from a business acquired, Service Centers segment sales for the period increased $47.4 million, or 10.0% from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, bearings and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the third quarter of 2018, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2018.

Supply Chain Services segment. Sales for the SCS segment increased by $7.7 million, or 6.3%, for the nine months ended September 30, 2018, compared to the prior year's corresponding period. The increase in sales is primarily related to increased sales to customers in the oil and gas and aerospace industries. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2018 increased by approximately 10 basis points from the prior year's corresponding period. Excluding the impact of the business acquired, gross profit as a percentage of sales increased by approximately 47 basis points. The increase in the gross profit percentage excluding the business acquired, is primarily the result of an approximate 258 basis points increase in the gross profit percentage in our IPS segment. These fluctuations are explained in the segment discussions below.

Innovative Pumping Solutions segment.  As a percentage of sales, the nine month period gross profit percentage for the IPS segment increased approximately 258 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $17.0 million, or 239.5%, primarily as a result of the above mentioned increase in sales.

Service Centers segment.  As a percentage of sales, the nine month period gross profit percentage for the Service Centers decreased approximately 37 basis points but increased approximately 39 basis points, adjusting for the business acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $11.0 million, or 23.3%. The increase in operating income is primarily the result of the improved sales.

Supply Chain Services segment.  Gross profit as a percentage of sales decreased approximately 44 basis points, compared to the prior year's corresponding period. This was primarily as a result of sales mix and contractual lag effects of price increases from vendors. Operating income for the nine months ended September 30, 2018 increased 0.4 million compared to the prior year's corresponding period mainly due to an increase in gross profit of $1.2 million primarily offset by an increase in SG&A of $0.8 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the nine months ended September 30, 2018 increased by approximately $22.2 million, or 12.7%, to $197.6 million from $175.4 million for the prior year's corresponding period. Selling, general and administrative expense from a business that was acquired accounted for $2.2 million of the increase. Excluding the first nine months of 2018 expenses from the business that was acquired, SG&A for the nine months increased by $20.0 million, or 11.4%. The overall increase in SG&A adjusting for the business acquired is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the first nine months of 2018 is primarily a result of the increase in sales. As a percentage of sales, the nine months ended September 30, 2018 expense decreased approximately 121 basis points to 22.5% from 23.7% for the prior year's corresponding period, adjusting for the business acquired, primarily as a result of the percentage increase in sales exceeding the percentage decrease in SG&A.

OPERATING INCOME. Operating income for the nine months ended September 30, 2018 increased by $23.0 million, to $48.0 million, from $25.0 million in the prior year's corresponding period. The operating income from the business acquired in 2018 increased the overall operating income for the nine months ended September 30, 2018 in the amount of $4.1 million. Excluding the operating income from the business acquired, operating income increased $18.9 million, or 75.6% from the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the first nine months of 2018 increased 26.9% from the prior year's corresponding period primarily as a result of increased interest rates under our new credit facilities put in place on August 29, 2017. Under our senior secured Term Loan B, DXP borrow at a spread over LIBOR. LIBOR increased 67 basis points from January through September 30, 2018.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 26.9% for the nine months ended September 30, 2018 compared to a tax expense of 22.6% for the nine months ended September 30, 2017. Compared to the U.S. statutory rate for the nine months ended September 30, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2017, the effective tax rate was increased by state taxes and nondeductible expenses and partially offset by lower income tax rates on income earned in foreign jurisdictions, domestic production activities deduction, valuation allowance release, and research and development credits.

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

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
Net Cash Provided by (Used in):	2018	2017
Operating Activities	$9,842	$8,527
Investing Activities	(15,971)	(2,157)
Financing Activities	(2,994)	14,938
Effect of Foreign Currency	(66)	189
Net Change in Cash	$(9,189)	$21,497

Operating Activities

The Company generated $9.8 million of cash in operating activities during the nine months ended September 30, 2018 compared to generating $8.5 million of cash during the prior year's corresponding period. The $1.3 million increase in the amount of cash generated between the two periods was primarily driven by an increase in profitability that exceeds investments in working capital .

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $16.0 million compared to $2.2 million in the corresponding period in 2017. This increase was primarily driven by the purchase of ASI and investments in capital equipment. This was partially offset by proceeds from the sale of a building. For the nine months ended September 30, 2018, purchases of property, plant and equipment was approximately $7.7 million.

Financing Activities

For the nine months ended September 30, 2018, net cash used in financing activities was $3.0 million, compared to net cash generated by financing activities of $14.9 million for the corresponding period in 2017. The activity in the period was primarily attributed to the Company making principal repayments on the Term Loan.

During the nine months ended September 30, 2018, the amount available to be borrowed under our credit facility decreased to $79.9 million September 30, 2018 compared to $82.0 million at December 31, 2017.  This was the result of $5.1 million in letters of credit outstanding as of September 30, 2018.

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

ABL Facility and Senior Secured Term Loan B

Asset-Based Loan Facility:

On August 29, 2017, DXP entered into a five year, $85 million Asset Based Loan and Security Agreement (the "ABL Revolver").  The ABL Revolver provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million, subject to increase in certain circumstances (the "ABL Loans"). The interest rate for the ABL Revolver was 4.0% at September 30, 2018 with a LIBOR component of 1.8%.

The unused line fee was 0.25% at September 30, 2018. As of September 30, 2018 there were no amounts of ABL Loans outstanding under the ABL Revolver.

The Company's consolidated Fixed Charge Coverage Ratio was 3.34 to 1.00 as of September 30, 2018. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of September 30, 2018.

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

The interest rate for the Term Loan B was 7.0% as of September 30, 2018. At September 30, 2018, the aggregate principal amount of Term Loan B borrowings outstanding under the facility was $247.5 million.

As of September 30, 2018, the Company's consolidated Secured Leverage Ratio was 2.69 to 1.00. DXP was in compliance with all such covenants that were in effect on such date under the Term Loan B facility as of September 30, 2018.

Borrowings (in thousands):

	September 30, 2018	December 31, 2017	Increase (Decrease)
Current maturities of long-term debt	$3,394	$3,381	$13
Long-term debt less unamortized debt issuance costs and current maturities	237,434	238,643	(1,209)
Total long-term debt	$240,828	$242,024	$(1,196)
Amount available (1)	$79,930	$82,007	$(2,077)
(1) Represents the amount available to be borrowed at the indicated date under the most restrictive covenant of the credit facility in effect at the indicated date.

Performance Metrics (in days):

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Days of sales outstanding	58.3	63.2	(4.9)
Inventory turns	7.6	8.5	(0.9)

Accounts receivable days of sales outstanding were 58.3 days at September 30, 2018 compared to 63.2 days at September 30, 2017. The 4.9 days decrease was primarily due to more timely payment terms in connection with an improved economy. Inventory turns were consistent between the two periods.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risk results from volatility in interest rates. Our exposure to interest rate risk relates primarily to our debt portfolio. Using floating interest rate debt outstanding at September 30, 2018 and 2017, a 100 basis point change in LIBOR would result in approximately a $2.5 million change in annual interest expense, respectively.

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

Remediation Plans

During the second quarter of 2018, we engaged third party consultants to assist us with our efforts to design and maintain adequate and effective internal controls over financial reporting, to implement measures designed to improve our financial closing process and enhance certain internal controls, processes and procedures, including ITGC. Specifically, the Company is undertaking the following steps to remediate the deficiencies underlying these material weaknesses:

•
In connection with the remediation of the material weakness in our control activities, we are enhancing our policies relating to the design, documentation, review, monitoring and approval of management review controls and other key internal control activities that provide the accounting information contained in our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Bylaws, as amended on July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2018.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

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

Dated: November 6, 2018