Form 10-K
period 2018-12-31
DXP ENTERPRISES INC
filed 2019-03-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to
Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7272 Pinemont, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2018 was $608.7 million based on the closing sale price as reported on the NASDAQ National Market System.

Number of shares of registrant's Common Stock outstanding as of February 28, 2019: 17,581,662.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2019 annual meeting of shareholders are incorporated by reference into Part III hereof.
The 2019 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

ITEM 1. Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc., founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). Sales, operating income, and other financial information for 2018, 2017 and 2016, and identifiable assets at the close of such years for our business segments are presented in Note 19 – Segment and Geographical Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Our total sales have increased from $125 million in 1996 to $1.2 billion in 2018 through a combination of internal growth and business acquisitions. At December 31, 2018, we operated from 166 locations in 35 states in the U.S., nine provinces in Canada, one location in Dubai and one state in Mexico, serving customers engaged in a variety of industrial end markets. We have grown sales and profitability by adding additional products, services, and locations and becoming customer driven experts in maintenance, repair and operating solutions.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2018 sales as reported by Industrial Distribution magazine, we were the 20 th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Business Segments

The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. The following table sets forth DXP’s sales by business segments as of December 31, 2018. See Results of Operations under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for further information on our segments’ financial results.

Segment	2018 Sales (in thousands)	% of Sales	End-Markets	Locations	Employees
SC	750.0	61.67%	Oil & Gas, Food & Beverage, General Industrial, Chemical & Petrochemical, Transportation, Aerospace	151 service centers, 4 distribution centers	1,576

IPS	291.7	23.98%	Oil & Gas Food & Beverage, Mining & Transportation	11 fabrication facilities	572

SCS	174.5	14.35%	Oil & Gas Mining Utilities	83 customers facilities	337

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

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2018, our Service Centers’ products and services were distributed from 151 service centers and 4 distribution centers. DXP Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, food and beverage, petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal, agriculture and pulp and paper.

The Service Centers segment’s long-lived assets are located in the United States, Canada, Dubai and Mexico. Approximately 11.0% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Conducting Business in Foreign Countries”.

At December 31, 2018, the Service Centers segment had approximately 1,576 employees, all of whom were full-time.

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

At December 31, 2018, the Innovative Pumping Solutions segment operated out of 11 facilities, nine of which are located in the United States and two in Canada.

Approximately 4.4% of the IPS segment’s long-lived assets are located in Canada and the remainder are located in the U.S. Approximately 7.3% of the IPS segment’s 2018 revenues were recognized in Canada and 92.7% were in the U.S.

At December 31, 2018, the IPS segment had approximately 572 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $124.2 million and $104.1 million at December 31, 2018 and 2017, respectively.

Supply Chain Services

DXP’s Supply Chain Services (SCS) segment manages all or part of its customers’ supply chains, including procurement and inventory management. The SCS segment enters into long-term contracts with its customers that can be canceled on little or no notice under certain circumstances. The SCS segment provides fully outsourced MRO solutions for sourcing MRO products including, but not limited to, the following: inventory optimization and management; store room management; transaction consolidation and control; vendor oversight and procurement cost optimization; productivity improvement services; and customized reporting. Our mission is to help our customers become more competitive by reducing their indirect material costs and order cycle time by increasing productivity and by creating enterprise-wide inventory and procurement visibility and control.

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

Decades of supply chain inventory management experience and comprehensive research, as well as a thorough understanding of our customers’ businesses and industries have allowed us to design standardized programs that are flexible enough to be fully adaptable to address our customers’ unique MRO products supply chain challenges. These standardized programs include:

•	SmartAgreement, a planned, pro-active MRO products procurement solution for MRO categories leveraging DXP’s local Service Centers.

•	SmartBuy, DXP’s on-site or centralized MRO procurement solution.

•	SmartSource SM, DXP’s on-site procurement and storeroom management by DXP personnel.

•	SmartStore, DXP’s customized e-Catalog solution.

•	SmartVend, DXP’s industrial dispensing solution, which allows for inventory-level optimization, user accountability and item usage reduction by an initial 20-40%.

•	SmartServ, DXP’s integrated service pump solution. It provides a more efficient way to manage the entire life cycle of pumping systems and rotating equipment.

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

At December 31, 2018, the Supply Chain Services segment operated supply chain installations in 83 of our customers’ facilities.

All of the SCS segment’s long-lived assets are in the U.S. and all of the SCS segment’s 2018 revenues were recognized in the U.S.

At December 31, 2018, the Supply Chain Services segment had approximately 337 employees, all of whom were full-time.

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

The Company has operations in the United States of America, Canada, Dubai, and Mexico. Information regarding financial data by geographic areas is set forth in Note 19 - Segment and Geographical Reporting of the Notes to Consolidated Financial Statements.

Recent Acquisition

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 35 acquisitions across our three business segments.

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. (“ASI”), a distributor of cutting tools, abrasives, coolants and machine shop supplies. DXP paid approximately $11.7 million for ASI at closing plus an additional earnout provision for up to $4.6 million. The purchase was financed with $10.8 million of cash on hand as well as issuing $0.9 million of DXP’s common stock, and the potential earnout extends for a three period.

Disposition

On October 3, 2016, the Company sold Vertex Corporate Holdings, Inc. ("Vertex") for approximately $31 million in cash. The sale was a non-core business divestiture for DXP, and the proceeds were primarily used to pay down debt obligations.

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

Employees

At December 31, 2018, DXP had 2,740 employees, all of whom were full-time.

Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of each officer’s business experience as of March 8, 2019. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	AGE	TITLE
David R. Little	67	Chairman of the Board, President and Chief Executive Officer
Kent Yee	43	Senior Vice President/Chief Financial Officer
Gene Padgett	48	Senior Vice President/Chief Accounting Officer
David C. Vinson	68	Senior Vice President/Innovative Pumping Solutions
John J. Jeffery	51	Senior Vice President/Supply Chain Services
Todd Hamlin	47	Senior Vice President/Service Centers
Chris Gregory	44	Senior Vice President/Information Technology

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

Kent Yee. Mr. Yee was appointed Senior Vice President/Chief Financial Officer in June 2017.  Currently, Mr. Yee is responsible for acquisitions, finance, accounting and human resources of DXP. From March 2011 to June 2017, Mr. Yee served as Senior Vice President Corporate Development and led DXP's mergers and acquisitions, business integration and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions and most recently as Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply.  Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 44 transactions including more than $1.5 billion in M&A and $3.4 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

Gene Padgett. Mr. Padgett was appointed Senior Vice President/Chief Accounting Officer in May 2018. Prior to joining the Company, Mr. Padgett spent ten years with Spectra Energy in several positions with increasing responsibility including General Manager of U.S. and Canadian Tax, Director of U.S. Operations Accounting and General Manager Corporate Accounting. Prior to Spectra Energy, he spent seven years with Duke Energy in various roles covering Corporate Accounting, Accounting Research and Policy and working as a divisional controller. Mr. Padgett started his career at PricewaterhouseCoopers.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are available free of charge through our Internet website (www.dxpe.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC at http://www.sec.gov. Additionally, we make the following available free of charge through our Internet website ir.dxpe.com:

•	DXP Code of Ethics for Senior Financial Officers;

•	DXP Code of Conduct;

•	Compensation Committee Charter;

•	Nominating and Governance Committee Charter; and

•	Audit Committee Charter

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

As discussed in Item 9A, “Managements Report on Internal Controls Over Financial Reporting,” we continue to have material weaknesses in our internal controls during 2018.  If we fail to successfully remediate these weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted.

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

Our future results will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas, selling additional products to existing customers and adding new customers. Our ability to implement this strategy will depend on our success in selling more products and services to existing customers, acquiring new customers, hiring qualified sales persons, and marketing integrated forms of supply management such as those being pursued by us through our SmartSource SM program. We may not be successful in efforts to increase sales and product offerings to existing customers. Consolidation in our industry could heighten the impacts of competition on our business and results of operations discussed above. The fact that we do not traditionally enter into long-term contracts with our suppliers or customers may provide opportunities for our competitors.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. As of December 31, 2018, our combined goodwill and intangible assets amounted to $261.3 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own 7 of our facilities while the remainder of our facilities are leased. At December 31, 2018, we had approximately 166 facilities which contained 151 services centers, 4 distribution centers and 11 fabrication facilities.

At December 31, 2018, the Service Centers segment operated out of 151 service center facilities. Of these facilities, 122 were located in the U.S. in 35 states, 27 were located in nine Canadian provinces, one was located in Sonora, Mexico and one was located in Dubai. All of the distribution centers were located in the U.S., specifically in Texas, Montana and Nebraska. At December 31, 2018, the Innovative Pumping Solutions segment operated out of 11 fabrication facilities located in five states in the U.S. and two provinces in Canada. At December 31, 2018, the Supply Chain Services segment operated supply chain installations in 83 of our customers’ facilities in 23 U.S. states.

At December 31, 2018, our owned facilities ranged from 5,000 square feet to 45,000 square feet in size. We leased facilities for terms generally ranging from one to fifteen years. The leased facilities ranged from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

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

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the stock ticker symbol "DXPE".

On February 13, 2019, we had approximately registered 373 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of DXP’s common stock to the NASDAQ Industrial Index and a customized peer group of three companies that includes: NOW Inc.(1), MRC Global Inc. and Applied Industrial Technologies Inc. The graph assumes that the value of the investment in DXP’s common stock and in each index was $100 at December 31, 2013 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Total Return to Shareholder
(Assumes a $100 investment on December 31, 2013)
$160
$140
$120
$100
$80
$60
$40
$20
$-
12/31/2013
12/31/2014
12/31/2015
12/30/2016
12/30/2017
12/30/2018
DXP Enterprises
Peer Group
Nasdaq Industrial

(1) NOW Inc was excluded from the peer group calculation for 2013 as it was formed during 2014.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2018:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	169,293	$31.05	272,210	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	169,293	$31.05	272,210	(1)
(1)Represents shares of common stock authorized for issuance under the 2016 Omnibus Incentive Plan.

Unregistered Shares

DXP issued 30,305 unregistered shares of DXP’s common stock as part of the consideration for the January 1, 2018 acquisition of ASI. The unregistered shares were issued to the sellers of ASI.

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

Repurchases of Common Stock

During 2018, 2017 and 2016 the Company withheld 12,122, 30,500 and 12,507 shares, respectively, to satisfy tax withholding obligations in connection with vesting of employee equity awards.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2018 has been derived from our audited Consolidated Financial Statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Years Ended December 31
	2018	2017	2016	2015(2)	2014(1)
	(in thousands, except per share amounts)
Consolidated Statements of Earnings Data:
Sales	$1,216,197	$1,006,782	$962,092	$1,247,043	$1,499,662
Gross Profit	332,208	271,581	264,802	351,986	432,840
Operating income (loss)	68,451	33,490	19,332	(27,916)	(12,628)
Net income (loss)	35,521	16,529	7,151	(39,070)	(45,238)
Net (loss) attributable to non-controlling interest	(111)	(359)	(551)	(534)	—
Net income (loss) attributable to DXP	$35,632	$16,888	$7,702	$(38,536)	$(45,238)
Earnings per share:
Basic earnings (loss)(3)	2.02	0.97	0.51	(2.68)	(3.10)
Diluted earnings (loss)(3)	1.94	0.93	0.49	(2.68)	(3.10)
(1) The impairment expense in 2014, reduced operating income by $117.6 million, increased the net loss by $102.0 million, and increased basic and diluted loss per share by $6.97.
(2) The impairment expense in 2015, reduced operating income by $68.7 million, increased the net loss by $58.4 million, and increased basic and diluted loss per share by $4.05.
(3) See Note 13 - Earnings per Share Data of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

	Years Ended December 31
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash(1)	$40,519	$25,579	$1,590	$1,693	$47
Net Working Capital (2)	205,201	170,892	140,430	166,667	209,387
Total Assets	699,962	639,083	602,052	674,984	833,382
Long-term Debt Obligations	245,309	248,716	174,323	300,726	372,908
Total Shareholders’ Equity	$308,254	$268,546	$252,549	$198,870	$242,952
(1) Cash includes cash and cash equivalents plus restricted cash
(2) Net Working Capital equals current assets minus current liabilities excluding cash and short-term debt

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

General Overview

DXP's products are marketed in the United States, Canada, Dubai and Mexico to customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and Canada, and global and micro-economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

Operating Environment Overview*
	2018	2017	2016
Active Drilling Rigs**
U.S	1,032	875	510
Canada	191	207	128
International	988	948	955
Worldwide	2,211	2,030	1,593

Gross Domestic Product (in billions)	$20,500.6	$19,485.4	$18,707.2
West Texas Intermediate ** (per barrel)	$65.23	$50.80	$43.29
Purchasing Managers Index	54.3	59.3	54.5
* The information contained in this table has been obtained from third party publicly available sources.
** Averages for the years indicated.

During 2016, the growth rate of the general economy remained flat with 2015 and the rig count declined significantly during the first half of 2016, increased during the second half, but remained significantly below 2014 peaks. The energy market for our products remained depressed.  We reduced our employee headcount 24.1% due to the continued reduction of spending by the oil and gas producers. Sales for the year ended December 31, 2016 decreased $285.0 million, or 22.9%, to approximately $962.1 million from $1,247.0 million in 2015. Sales by businesses acquired in 2015 accounted for $15.1 million of 2016 sales. Sales by a business sold in 2016 accounted for a decline of $7.1 million on a same store basis.  Excluding 2016 sales of $15.1 million by businesses acquired in 2015; and 2015 sales of $7.1 million of the business divestiture in 2016, on a same store sales basis, sales decreased by $292.9 million, or 23.6%, from 2015. This sales decrease is the result of decreased sales by the SC segment of $213.5 million, the IPS segment of $67.7 million and the SCS segment of $11.7 million, on a same store sales basis.  The majority of the 2016 sales decline is the result of a decrease in sales of pumps, bearings, industrial supplies, metal working and safety products to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

During 2017, the growth rate of the general economy improved from 2016 and the rig count increased, but remained significantly below 2014 peaks.  The energy market for our products improved. Sales for the year ended December 31, 2017 increased $44.7 million, or 4.6%, to approximately $1.0 billion from $962.1 million for the prior corresponding period. Sales from a business sold in 2016 accounted for $22.7 million of 2016 sales. Excluding the 2016 sales of the sold business, on a same store sales basis, sales for 2017 increased by $67.4 million, or 7.2% from the prior corresponding period. This same store sales increase is the result of sales increases in our SC, IPS and SCS segments of $42.9 million, $16.9 million and $7.5 million respectively. The majority of the 2017 sales increase is the result of increased sales of pumps, bearings, industrial supplies, metal working and safety services to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

During 2018, the growth rate of the general economy improved from 2017 and the rig count increased, but remained significantly below 2014 peaks. The energy market for our products improved. Sales for the year ended December 31, 2018 increased $209.4 million, or 20.8%, to approximately $1.2 billion from $1.0 billion for the prior corresponding period. Sales from a business acquired in 2018 accounted for $47.5 million of 2018 sales. Excluding the 2018 sales of the business acquired, on a same store sales basis, sales for 2018 increased by $161.9 million, or 16.1% from the prior corresponding period. This same store sales increase is the result of sales increases in our IPS, SC and SCS segments of $87.6 million, $61.3 million and $13.0 million respectively. The majority of the 2018 sales increase is the result of increased sales of pumps, bearings, industrial supplies, metal working and safety services to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

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

Consolidated Results of Operations

	Years Ended December 31,
	2018	%	2017	%	2016	%
	( in millions, except percentages and per share amounts)
Sales	$1,216.2	100.0	$1,006.8	100.0	$962.1	100.0
Cost of sales	884.0	72.7	735.2	73.0	697.3	72.5
Gross profit	$332.2	27.3	$271.6	27.0	$264.8	27.5
Selling, general & administrative expense	263.8	21.7	238.1	23.6	245.5	25.5
Operating income	$68.4	5.6	$33.5	3.3	$19.3	2.0
Other income	(1.2)	(0.1)	(0.5)	—	(5.9)	(0.6)
Interest expense	20.9	1.7	17.1	1.7	15.6	1.6
Income before income taxes	$48.7	4.0	$16.9	1.7	$9.6	1.0
Provision for income taxes	13.2	1.1	0.4	—	2.5	0.3
Net income	$35.5	2.9	$16.5	1.6	$7.1	0.7
Net loss attributable to noncontrolling interest	(0.1)	—	(0.4)	—	(0.6)	(0.1)
Net income attributable to DXP Enterprises, Inc.	$35.6	2.9	$16.9	1.7	$7.7	0.8
Per share
Basic earnings per share	$2.02		$0.97		$0.51
Diluted earnings per share	$1.94		$0.93		$0.49

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

SALES. Sales for the year ended December 31, 2018 increased $209.4 million, or 20.8%, to approximately $1,216.2 million from $1,006.8 million for the year ended December 31, 2017. Sales from a business acquired on January 1, 2018 accounted for $47.5 million of the increase in sales. Excluding the 2018 sales of the business acquired, sales for the year ended December 31, 2018 increased by $161.9 million, or 16.1% from prior year's corresponding period. This sales increase is the result of an increase in our SC, IPS and SCS segments of $108.8 million, $87.6 million and $13.0 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Years Ended December 31
	2018	2017	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$750,044	$641,275	$108,769	17.0%
Innovative Pumping Solutions	291,697	204,030	87,667	42.9%
Supply Chain Services	174,456	161,477	12,979	8.0%
Total DXP Sales	$1,216,197	$1,006,782	$209,415	20.8%

Service Centers Segment. Sales for the Service Centers segment increased by $108.8 million, or 17.0% for the year ended December 31, 2018, compared to the year ended December 31, 2017. Excluding $47.5 million of Service Centers segment sales for year ended December 31, 2018 from a business acquired, Service Centers segment sales for the period increased $61.3 million, or 9.6% from prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, bearings and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connections with increased capital spending by oil and gas producers. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the year ended December 31, 2018, this level of sales to the oil and gas industry might continue, or improve, during 2019.

Innovative Pumping Solutions Segment. Sales for the IPS segment increased by $87.6 million, or 42.9% for the year ended December 31, 2018, compared to the year ended December 31, 2017. This increase was primarily the result of an increase in capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count and the price of oil during the year ended December 31, 2018. This level of IPS sales might continue, or improve, during 2019 if crude oil and natural gas prices and the drilling rig count remain at levels experienced during 2018.

Supply Chain Services Segment. Sales for the SCS segment increased by $13.0 million, or 8.0%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in sales is primarily related to increased sales to customers in the oil and gas and aerospace industries. We suspect customers in the oilfield services and oilfield equipment manufacturing industries purchased more from DXP because of the increase in capital spending by oil and gas companies operating in the U.S.

GROSS PROFIT. Gross profit as a percentage of sales for the year ended December 31, 2018 increased by approximately 34 basis points from the prior year's corresponding period. Excluding the impact of business acquired, gross profit as a percentage of sales increased by approximately 77 basis points. The increase in the gross profit percentage excluding the business acquired, is primarily the result of an approximate 314 basis points increase in the gross profit percentage in our IPS segment. These fluctuations are explained in the segment discussions below.

Service Centers Segment. As a percentage of sales, the gross profit percentage for the Service Centers decreased approximately 24 basis points but increased approximately 61 basis points, adjusting for the business acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $17.5 million, or 27.6%. The increase in operating income is primarily the result of the improved sales.

Innovative Pumping Solutions Segment. As a percentage of sales, 2018 gross profit percentage for the IPS segment increased approximately 314 basis points from the prior year's corresponding period primarily as a result of increased utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers and a corresponding tightening in market conditions for IPS related work. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $22.5 million, or 197.1% , primarily as a result of the above mentioned increase in sales.

Supply Chain Services Segment. Gross profit as a percentage of sales decreased approximately 47 basis points for the year ended December 31, 2018, compared to the prior year's corresponding period. This was primarily as a result of sales mix and contractual lag effects of price increases from vendors. Operating income for the year ended December 31, 2018 increase $0.8 million compared to the prior year's corresponding period mainly due to an increase in gross profit of $2.2 million primarily offset by an increase in SG&A of $1.5 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for year ended December 31, 2018 increased by approximately $25.7 million, or 10.8%, to $263.8 million from $238.1 million for prior year's corresponding period. Selling, general and administrative expense from a business that was acquired accounted for $3.0 million of the increase. Excluding the 2018 expenses from the business acquired, SG&A for the year ended December 31, 2018 increased by $22.7 million, or 9.5%. The overall increase in SG&A adjusting for the business acquired is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the year ended December 31, 2018 is primarily a result of the increase in sales. As a percentage of sales, the year ended December 31, 2018 expense decreased 134 basis points to 22.3% from 23.6% for the prior year's corresponding period, adjusting for the business acquired, primarily as a result of the percentage increase in sales exceeding the percentage increase in SG&A.

OPERATING INCOME. Operating income for the year ended December 31, 2018 increased by $35.0 million, or 104.4%, to $68.5 million from $33.5 million in the prior year's corresponding period. The operating income from the business acquired in 2018 increased the overall operating income for the year ended December 31, 2018 in the amount of $5.0 million. Excluding the operating income from the business acquired, operating income increased $30.0 million, or 89.5% from the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for year ended December 31, 2018 increased by $3.9 million, or 22.8%, from prior year's corresponding period primarily as a result of increased interest rates and fees associated with the repricing of our credit facilities. Under our senior secured Term Loan B, DXP borrows at a spread over LIBOR. LIBOR increased 95 basis points from January through December 31, 2018. However, DXP repriced the Term Loan B on June 25, 2018 reducing the spread on LIBOR from 5.50% to 4.75%, reducing the impact of increases in LIBOR which DXP should benefit in fiscal 2019.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 27.1% for the year ended December 31, 2018 compared to a tax expense of 2.2% for the year ended December 31, 2017. Compared to the U.S. statutory rate for the year ended December 31, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the year ended December 31, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate decreased because of the remeasurement of our net deferred income tax liabilities, lower income tax rates on income earned in foreign jurisdictions, the change in valuation allowance recorded against deferred tax assets, the reduction of tax rates used to establish deferred tax liabilities related to intangibles for customer relationships acquired in Canada in 2012 and 2013, research and development tax credits and domestic production activity deduction.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

SALES. Sales for the year ended December 31, 2017 increased $44.7 million, or 4.6%, to approximately $1,006.8 million from $962.1 million for the year ended December 31, 2016. Sales from a business sold in 2016 accounted for $22.7 million of 2016 sales. Excluding the 2016 sales of the sold business, on a same store sales basis, sales for 2017 increased by $67.4 million, or 7.2% from 2016. This same store sales increase is the result of an increase in our Service Centers, IPS and SCS segments of $42.9 million, $16.9 million and $7.5 million respectively. These fluctuations in the sales in our segments are further explained in segment discussions below.

	Years Ended December 31
	2017	2016	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$641,275	$621,007	$20,268	3.26%
Innovative Pumping Solutions	204,030	187,124	16,906	9.03%
Supply Chain Services	161,477	153,961	7,516	4.88%
Total DXP Sales	$1,006,782	$962,092	$44,690	4.65%

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

Service Centers Segment. As a percentage of sales, the 2017 gross profit percentage for the Service Centers increased approximately 12 basis points but increased approximately 51 basis points on a same store sales basis, from 2016. This increase in the gross profit percentage is primarily the result of improved margins on sales of rotating equipment, bearings and industrial supplies. Operating income for the Service Centers segment increased $18.5 million, or 41.4% on a same store sales basis. The increase in operating income is primarily the result of the reduced SG&A combined with increased gross profit.

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

The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a measurable impact on our sales revenue for the year. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of our operations.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results of operations as determined by GAAP, we disclose non-GAAP financial measures. The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Our primary non-GAAP financial measure is organic sales ("Organic Sales") and earnings before interest, taxes, depreciation and amortization ("EBITDA"). The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted earnings per common share (“EPS”), or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

Management uses these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management believes that presenting our non-GAAP financial measures (i.e., Organic Sales and EBITDA) is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding U.S. GAAP financial measures and the reconciliations to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.

Organic Sales is defined as net sales excluding, when they occur, the impact of acquisitions and divestitures. Organic Sales is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

EBITDA is defined as the sum of consolidated net income in such period, plus to the extent deducted from consolidated net income: (i) income tax expense, (ii) franchise tax expense, (iii) consolidated interest expense, (iv) amortization and depreciation during such period, (v) all non-cash charges and adjustments, and (vi) non-recurring cash expenses related to the Term Loan; in addition to these adjustments, we exclude, when they occur, the impacts of impairment losses and losses/(gains) on the sale of a business. EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

A reconciliation of the non-GAAP financial measures, to its most comparable GAAP financial measure is included below.

The following table set forth the reconciliation of net sales to organic net sales (in thousands):

Reconciliation of Net Sales to Organic Net Sales

Fiscal 2018	Net Sales	Acquisition Sales	Divestiture Sales	Organic Sales
Service Centers	$750,044	$47,486	$—	$702,558
Innovative Pumping Solutions	291,697	—	—	291,697
Supply Chain Services	174,456	—	—	174,456
Total Sales	$1,216,197	$47,486	$—	$1,168,711

Fiscal 2017
Service Centers	$641,275	$—	$—	$641,275
Innovative Pumping Solutions	204,030	—	—	204,030
Supply Chain Services	161,477	—	—	161,477
Total Sales	$1,006,782	$—	$—	$1,006,782

Year-over-year growth rates
Service Centers	17.0%	—	—	9.6%
Innovative Pumping Solutions	43.0%	—	—	43.0%
Supply Chain Services	8.0%	—	—	8.0%
Total Sales	20.8%	—	—	16.1%

We use EBITDA internally to evaluate and manage the Company's operations because we believe it provides useful supplemental information regarding the Company's ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

The following table set forth the reconciliation of EBITDA to the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2018	2017	2016
GAAP net income attributable to DXP Enterprises, Inc.	$35,632	$16,888	$7,702
Loss attributable to non-controlling interest	(111)	(359)	(551)
Provision for income taxes	13,185	363	2,523
Depreciation and amortization	26,164	27,786	29,994
Interest expense	20,937	17,054	15,564
EBITDA	$95,807	$61,732	$55,232
EBITDA margin as % of sales	7.9%	6.1%	5.7%

Liquidity and Capital Resources

General Overview

As of December 31, 2018, we had cash and cash equivalents of $40.5 million and bank and other borrowings of $240.4 million. We have a $85 million Asset-Based Loan facility that is due to mature in August 2022, under which we had no borrowings outstanding as of December 31, 2018.

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivables. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing equipment and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	Change	Change(%)
Net cash provided by (used in):
Operating activities	$35,840	$12,544	$23,296	186%
Investing activities	(17,576)	(2,811)	(14,765)	525%
Financing activities	(2,921)	14,188	(17,109)	(121)%
Effect of foreign currency	(403)	68	(471)	(693)%
Net change in cash	14,940	23,989	(9,049)	(38)%

Operating Activities

The Company generated $35.8 million of cash in operating activities during the year ended December 31, 2018 compared to generating of $12.5 million cash during the prior year's corresponding period. The $23.3 million increase in the amount of cash generated between the two periods was primarily driven by an increase in profitability that exceeded investments in working capital.

Investing Activities

For the year ended December 31, 2018, net cash used in investing activities was $17.6 million compared to $2.8 million in the corresponding period in 2017. This increase was primarily driven by the cash component of the purchase of ASI for $10.8 million and investments in capital equipment. This was partially offset by proceeds from the sale of a building. For the year ended

December 31, 2018, purchases of property, plant and equipment was approximately $9.3 million compared to $2.8 million in the corresponding period in 2017.

Capital expenditures during 2018 were primarily related to building improvements, manufacturing equipment, and patterns. Capital expenditures for 2019 are expected to be within the range of capital expenditures during 2018 and 2017.

Financing Activities

For the year ended December 31, 2018, net cash used in financing activities was $2.9 million, compared to net cash generated by financing activities of $14.2 million for the corresponding period in 2017. The activity in the period was primarily attributed to the Company making principal repayments on the Term Loan.

During the year ended December 31, 2018, the amount available to be borrowed under our credit facility decreased to $79.3 million compared to $82.0 million at December 31, 2017. This was the result of in letters of credit outstanding as of $5.7 million at December 31, 2018.

We believe this is adequate funding to support working capital needs within the business.

At December 31, 2018, our total long-term debt, including the current portion, less principal repayments and less unamortized debt issuance fees, was $240.4 million, or 43.8% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $548.6 million. Approximately $246.9 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Free Cash Flow

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase company shares, and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchase of property and equipment, was$29.1 million, $9.7 million and $44.6 million for fiscals 2018, 2017 and 2016, respectively.

Free cash flow is not a measure of liquidity under generally accepted accounting principles in the United States, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flow reconciles to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$35,840	$12,544	$48,244
Less: Purchase of property and equipment	9,323	2,811	4,868
Add: Proceeds from the disposition of property and equipment	2,558	—	1,206
Free cash flow	$29,075	$9,733	$44,582

ABL Facility and Senior Secured Term Loan B

Asset-Based Loan Facility:

On August 29, 2017, DXP entered into a five year, $85.0 million Asset Based Loan and Security Agreement (the “ABL Revolver”). The ABL Revolver provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million, subject o increase in certain circumstances.

As of December 31, 2018, there were no amounts of ABL Loans outstanding under the ABL Revolver.

The Company's consolidated Fixed Charge Coverage Ratio was 3.53 to 1.00 as of December 31, 2018. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of December 31, 2018.

The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The unused line fee was 0.25% at December 31, 2018.

The interest rate for the ABL facility was 4.0% at December 31, 2018.

Term Loan B:

The Term Loan B Agreement provides for a $250 million term loan (the “Term Loan”) that amortizes in equal quarterly installments of 0.25% with the balance payable in August 2023, when the facility matures. Subject to securing additional lender commitments, the Term Loan B Agreement allows for incremental increases in facility size up to an aggregate of $30 million, plus an additional amount such that DXP’s Secured Leverage Ratio (as defined in the Term Loan B Agreement) would not exceed 3.60 to 1.00. Interest accrues on the Term Loan at a rate equal to the base rate plus a margin of 3.75% for the Base Rate Loans (as defined in the Term Loan B Agreement), or LIBOR plus a margin of 4.75% for the Eurodollar Rate Loans (as defined in the Term Loan B Agreement). We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, reducing to 25%, if our total leverage ratio is no more than 3.00 to 1.00 and 0%, if our total leverage ratio is no more than 2.50 to 1.00.

The interest rate for the Term Loan was 7.3% as of December 31, 2018.

Financial Covenants:

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
As of December 31, 2018, the Company's consolidated Fixed Charge Coverage Ratio was 3.53 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2018, is either equal to or less than as indicated in the table below:

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

As of December 31, 2018, the Company’s consolidated Secured Leverage Ratio was 2.24 to 1.00.

The ABL Loans and the Term Loan are secured by substantially all of the assets of the Company.

Borrowings (in thousands):

	December 31, 2018	December 31, 2017	Increase (Decrease)
Current portion of long-term debt	$3,407	$3,381	$26
Long-term debt, less debt issuance costs	236,979	238,643	(1,664)
Total long-term debt	240,386	242,024	(1,638)

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

Borrowing Capacity (in thousands):

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows:

	December 31, 2018	December 31, 2017	Increase (Decrease)
Total borrowing capacity	$85,000	$85,000	$—
ABL	—	—	—
Outstanding letter of credit	(5,679)	(2,993)	(2,686)
Total amount available	$79,321	$82,007	$(2,686)

Contractual Obligations

The impact that our contractual obligations as of December 31, 2018 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$3,434	$5,000	$239,375	$—	$247,809
Operating lease obligations	22,096	33,825	18,379	11,022	85,322
Estimated interest payments (2)	17,903	35,194	25,930	—	79,027
Total	$43,433	$74,019	$283,684	$11,022	$412,158
(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2018. Assumes debt is paid on maturity date and not replaced.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2018, we were not involved in any unconsolidated SPE transactions.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements of DXPE are prepared in accordance with United States generally accepted accounting principles (“US GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors of DXP. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

A summary of significant accounting policies is included in Note 2 - Summary of Significant Accounting and Business Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2018, the allowance was approximately 5.0% of the gross accounts receivable remaining unchanged from a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill and Other Indefinite Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter and when events or changes in circumstances indicate that the carrying amount may not be recoverable . The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s net assets including goodwill exceeds its estimated fair value. For 2018 and 2017, the Company’s annual tests of goodwill for impairment, including qualitative assessments of all of its reporting units of goodwill, determined that a quantitative analysis was not necessary.

The Company determines fair value using widely accepted valuation techniques, including discounted cash flows and market multiples analyses. These types of analyses contain uncertainties as they require management to make assumptions and to apply judgments regarding industry economic factors and the profitability of future business strategies. The Company’s policy is to conduct impairment testing based on current business strategies, taking into consideration current industry and economic conditions, as well as the Company’s future expectations. Key assumptions used in the discounted cash flow valuation model include, among others, discount rates, growth rates, cash flow projections and terminal value rates. Discount rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined using a weighted average cost of capital (“WACC”). The WACC considers market an industry data, as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in a similar business. Management uses industry considerations and Company-specific historical and projected results to develop cash flow projections for each reporting unit. Additionally, as part of the market multiples approach, the Company utilizes market data from publicly traded entities whose businesses operate in industries comparable to the Company’s reporting units, adjusted for certain factors that increase comparability.

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

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment was recorded for property and equipment and intangible assets with indefinite or determinable lives during 2018, 2017 and 2016.

Revenue Recognition

In our Innovative Pumping Solutions segment, we make a substantial portion of our sales to customers pursuant to long-term contracts to fabricate tangible assets to customer specifications that can range from three to eighteen months or more. We account for these long-term contracts under the percentage-of-completion method of accounting, which is an input method as defined by ASC 606, Revenue Recognition. Under this method, we recognize sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and, in some cases, includes estimates of recoveries asserted against the customer for changes in specifications (change orders). Due to the size, length of time and nature of many of our contracts, the estimation of total contract costs and revenues through completion is complicated and subject to many variables relative to the outcome of future events over a period of several months. We are required to make numerous assumptions and estimates relating to items such as expected engineering requirements, complexity of design and related development costs, product performance, availability and cost of materials, labor productivity and cost, overhead, manufacturing efficiencies and the achievement of contract milestones, including product deliveries, technical requirements, or schedule.

Management performs detailed quarterly reviews of all of our open contracts. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. Due to the significance of judgment in the estimation process described above, it is likely that materially different profit margins and/or cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and in some cases projected customer requirements. Contract costs may be incurred over a period of several months, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain designs as well as technical risks and uncertainty as to the future availability of materials and labor resources could affect the company's ability to accurately estimate future contract costs.

Our earnings could be reduced by a material amount resulting in a charge to earnings if (a) total estimated contract costs are significantly higher than expected due to changes in customer specifications prior to contract amendment, (b) total estimated contract costs are significantly higher than previously estimated due to cost overruns or inflation, (c) there is a change in engineering efforts required during the development stage of the contract or (d) we are unable to meet contract milestones or product specifications. Management continues to monitor and update program cost estimates quarterly for all open contracts. A significant change in an estimate on several of these contracts could have a material effect on our financial position and results of operations.

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for the acquisition completed in fiscal 2018. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Many of our acquisitions may include as additional compensation, contingent consideration. Contingent consideration is a financial liability recorded at fair value upon acquisition. The amount of contingent consideration to be paid is based on the occurrence of future events, such as the achievement of certain revenue or earnings milestones of the target after consummation. Accordingly, the estimate of fair value contains uncertainties as it involves judgment about the likelihood and timing of achieving these milestones as well as the discount rate used. Changes in fair value of the contingent consideration obligation result from changes to the assumptions used to estimate the probability of success for each milestone, the anticipated timing of achieving the milestones and the discount period and rate to be applied. A change in any of these assumptions could produce a different fair value, which could have a material impact on the results from operations. The impact of changes in key assumptions is described in Note 5 - Fair Value of Financial Assets and Liabilities.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. We are required to assess the likelihood that our deferred tax assets, which may include net operating loss carryforwards, tax credits or temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on amounts not likely to be realized. Changes in valuation allowances are included in our tax provision in the period of change. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

Accounting for Uncertainty in Income Taxes

In the normal course of business, we are audited by federal, state and foreign tax authorities, and are periodically challenged regarding the amount of taxes due. These challenges relate primarily to the timing and amount of deductions and the allocation of income among various tax jurisdictions. A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail on positions for which unrecognized tax benefits have been accrued, or are required to pay amounts in excess of accrued unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2013. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

Business Combinations. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Consolidated Financial Statements. As discussed in Note 15 - Business Acquisitions, the Company acquired Application Specialties, Inc. in January 2018. Application Specialties, Inc. met the definition of a business under the new guidance and goodwill was recorded.

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

The adoption of the new standard did not have a material impact on the Company's Consolidated Financial Statements. See Note 4 - Revenue Recognition.

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

Leases - Targeted Improvements. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements (Topic 842). ASU 2018-11 provides additional relief in the comparative reporting requirements for initial adoption of ASC 842 as described below. Under ASU 2018-11, adopters will take a prospective approach, rather than a retrospective approach as initially prescribed, when transitioning to ASU 2016-02. Instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings, adopters will now assess the facts and circumstances of all leasing contracts as of January 1, 2019 (for public companies with calendar year-end reporting dates) and January 1, 2020 (for non-public companies with calendar year-end reporting dates). We intend to apply this adoption approach for our transition January 1, 2019.

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently undergoing the implementation process for the new standard. We intend to apply most of the practical expedients and we have elected to apply the current period transition approach as introduced by ASU 2018-11. We expect the new standard to have a significant effect on our consolidated balance sheet by adding $68 million ROU assets and the corresponding lease liabilities for our inventory of operating leases. We do not expect the new standard to have a material impact on our results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates and fluctuations in the Canadian dollar.

Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable rate debt. To reduce our interest rate risk we may enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate our exposure. As of December 31, 2018, we had no interest rate hedges in place. Based on a sensitivity analysis as of December 31, 2018, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2019 than in 2018, interest expense, would fluctuate by $2.5 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2017, had short-term interest rates averaged 100 basis points higher (lower) in 2017 than in 2016, it was estimated that interest expense would have fluctuated by approximately $2.5 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding each year.

Foreign Currency Risk
We are exposed to foreign currency risk from our Canadian operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt and other liabilities denominated or issued in the foreign currency. To monitor our currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average 10% devaluation in the Canadian dollar exchange rate during 2018 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $0.1 million on our Consolidated Statement of Operations.

Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019 expressed an adverse opinion on the Company’s internal control over financial reporting due to material weaknesses.

Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue due to the adoption of Accounting Standards Codification Topic No. 606.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, TX
March 8, 2019

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
DXP Enterprises, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, equity and cash flows of DXP Enterprises, Inc. and subsidiaries (collectively, the “Company”) for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of DXP Enterprises, Inc. and subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas
March 31, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinion on Internal Control over Financial Reporting
We have audited DXP Enterprises, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of DXP Enterprises, Inc. and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 8, 2019 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Accounting Standards Codification Topic No. 606.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audits of the Company’s consolidated financial statements as of and for the year ended December 31, 2018, and our opinion on such consolidated financial statements was not affected.

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

/s/ Moss Adams LLP

 Houston, TX
March 8, 2019

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Sales	$1,216,197	$1,006,782	$962,092
Cost of sales	883,989	735,201	697,290
Gross profit	$332,208	$271,581	$264,802
Selling, general and administrative expense	263,757	238,091	245,470
Income from operating	$68,451	$33,490	$19,332
Other income, net	(1,192)	(456)	(5,906)
Interest expense	20,937	17,054	15,564
Income before income taxes	$48,706	$16,892	$9,674
Provision for income taxes	13,185	363	2,523
Net income	$35,521	$16,529	$7,151
Net loss attributable to noncontrolling interest	(111)	(359)	(551)
Net income attributable to DXP Enterprises, Inc.	$35,632	$16,888	$7,702
Preferred stock dividend	90	90	90
Net income attributable to common shareholders	$35,542	$16,798	$7,612

Net income	$35,521	$16,529	$7,151
Cumulative translation adjustment, net of income taxes	224	(1,217)	(7,658)
Comprehensive income (loss)	$35,745	$15,312	$(507)

Earnings per share:
Basic	$2.02	$0.97	$0.51
Diluted	$1.94	$0.93	$0.49
Weighted average common shares outstanding:
Basic	17,553	17,400	15,042
Diluted	18,393	18,240	15,882

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$40,304	$22,047
Restricted cash	215	3,532
Accounts receivable, net of allowances for doubtful accounts of $10,126 and $9,015	191,829	167,272
Inventories	114,830	91,413
Costs and estimated profits in excess of billings	32,514	26,915
Prepaid expenses and other current assets	4,938	5,296
Federal income taxes receivable	960	1,440
Total current assets	$385,590	$317,915
Property and equipment, net	51,330	53,337
Goodwill	194,052	187,591
Other intangible assets, net	67,207	78,525
Other long-term assets	1,783	1,715
Total assets	$699,962	$639,083
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,407	$3,381
Trade accounts payable	87,407	80,303
Accrued wages and benefits	21,275	18,483
Customer advances	3,223	2,189
Billings in excess of costs and estimated profits	10,696	4,249
Other current liabilities	17,269	16,220
Total current liabilities	$143,277	$124,825
Long-term debt, net of current maturities and unamortized debt issuance costs	236,979	238,643
Other long-term liabilities	2,819	—
Deferred income taxes	8,633	7,069
Total long-term liabilities	$248,431	$245,712
Total liabilities	$391,708	$370,537
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,401,297 and 17,315,573 outstanding	174	174
Additional paid-in capital	156,190	153,087
Retained earnings	169,735	134,193
Accumulated other comprehensive loss	(19,267)	(19,491)
Total DXP Enterprises, Inc. equity	$306,848	$267,979
Noncontrolling interest	1,406	567
Total equity	$308,254	$268,546
Total liabilities and equity	$699,962	$639,083

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$35,632	$16,888	$7,702
Less: net loss attributable to non-controlling interest	(111)	(359)	(551)
Net income	$35,521	$16,529	$7,151
Reconciliation of net income to net cash provided by operating activities:
Depreciation	9,578	10,520	11,933
Amortization of intangible assets	16,586	17,266	18,061
Bad debt expense	2,368	3,416	180
Amortization of debt issuance costs	1,743	1,548	1,856
Fair value adjustment on contingent consideration	313	—	—
Write off of debt issuance costs	60	578	—
Gain on sale of property and equipment	(1,330)	—	—
Gain on sale of subsidiary	—	—	(5,635)
Stock compensation expense	2,549	1,708	3,580
Tax loss related to vesting of restricted stock	—	—	619
Deferred income taxes	1,004	(3,827)	2,687
Other long-term liabilities	2,610	—	—
Changes in operating assets and liabilities
Trade accounts receivable	(22,487)	(20,539)	12,080
Costs and estimated profits in excess of billings	(5,640)	(8,419)	3,457
Inventories	(20,838)	(7,544)	5,453
Prepaid expenses and other assets	188	(3,287)	620
Accounts payable and accrued expenses	7,093	3,189	(8,595)
Billings in excess of costs & estimated profits	6,522	1,406	(5,203)
Net cash provided by operating activities	$35,840	$12,544	$48,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,323)	(2,811)	(4,868)
Proceeds from the sale of property and equipment	2,558	—	1,206
Proceeds from sale of subsidiary	—	—	31,476
Acquisition of business	(10,811)	—	—
Net cash provided by (used in) investing activities	$(17,576)	$(2,811)	$27,814
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	728,822	517,689
Principal debt payments	(3,381)	(702,402)	(643,568)
Debt issuance costs	(60)	(11,208)	(801)
Non-controlling interest holder contributions (distributions), net of tax benefits	950	—	(335)
Preferred dividends paid	(90)	(90)	(90)
Proceeds from issuance of common shares, net	—	—	51,889
Payment for employee taxes withheld from stock awards	(340)	(934)	(238)
Tax (loss) related to vesting of restricted stock	—	—	(619)
Net cash provided by (used in) financing activities	$(2,921)	$14,188	$(76,073)
Effect of foreign currency on cash	(403)	68	(88)
Net Change In Cash	$14,940	$23,989	$(103)
Cash at Beginning of Year	25,579	1,590	1,693
Cash at End of Year	$40,519	$25,579	$1,590
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,134	$15,205	$13,708
Cash paid for income taxes	$8,301	$714	$4,780

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Series A preferred Stock	Series B preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Treasury stock	Non controlling interest	Accum Other Comp (Loss)	Total equity
Balances at January 1, 2016	$1	$15	$146	$110,306	$109,783	$(12,577)	$1,812	$(10,616)	$198,870
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	3,580	—	—	—	—	3,580
Tax related items for share based awards	—	—	—	(857)	—	—	—	—	(857)
Issuance of 2,722,858 shares of common stock	—	—	27	51,861	—	—	—	—	51,888
Issuance of 264,297 shares of treasury stock	—	—	—	(12,577)	—	12,577	—	—	—
Non-controlling interest holder contributions, net of tax benefits	—	—	—	—	—	—	(335)	—	(335)
Cumulative translation adjustment	—	—	—	—	—	—	—	(7,658)	(7,658)
Net income	—	—	—	—	7,702	—	(551)	—	7,151
Balances at December 31, 2016	$1	$15	$173	$152,313	$117,395	$—	$926	$(18,274)	$252,549
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,708	—	—	—	—	1,708
Tax related items for share based awards	—	—	—	(934)	—	—	—	—	(934)
Issuance of shares of common stock	—	—	1		—	—	—	—	1
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,217)	(1,217)
Net income	—	—	—	—	16,888	—	(359)	—	16,529
Balances at December 31, 2017	$1	$15	$174	$153,087	$134,193	$—	$567	$(19,491)	$268,546
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	2,549	—	—	—	—	2,549
Tax related items for share based awards	—	—	—	(340)	—	—	—	—	(340)
Non-controlling interest holder contributions, net of tax benefits	—	—	—	—	—	—	950	—	950
Issuance of shares of common stock	—	—	—	894	—	—	—	—	894
Cumulative translation adjustment	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	35,632	—	(111)	—	35,521
Balances at December 31, 2018	$1	$15	$174	$156,190	$169,735	$—	$1,406	$(19,267)	$308,254

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). See Note 19 - Segment and Geographical Reporting for discussion of the business segments.

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

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2018, the total assets of the VIE were approximately $5.4 million including approximately $4.5 million of fixed assets. DXP is the primary customer of the VIE. Consolidation of the VIE decreased cost of sales by approximately $0.7 million for the year ended December 31, 2018 and increased cost of sales by approximately $0.6 million for the year ended December 31, 2017, respectively. The Company recognized a related income tax benefit of $46 thousand and $0.2 million related to the VIE for the years ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the owners of the 52.5% of the equity not owned by DXP included employees of DXP.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation; none affected net income.

Foreign Currency

The financial statements of the Company’s Canadian subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss). Gains and losses on transactions denominated in foreign currency are reported in the consolidated statements of operations and comprehensive income (loss).

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

Changes in this allowance for 2018, 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
Balance at beginning of year	9,015		8,160		9,364
Charged to costs and expenses	2,368		3,367		180
Charged to other accounts	(86)	(2)	22	(3)	(17)	(2)
Deductions	(1,171)	(1)	(2,534)	(1)	(1,367)	(1)
Balance at end of year	$10,126		$9,015		$8,160
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

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Should the reporting unit's carrying amount exceed the fair value, then an impairment charge for the excess would be recognized. The impairment charge is limited to the amount of goodwill allocated to the reporting unit, and goodwill will not be reduced below zero.

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets excluding goodwill, was required in 2018, 2017 and 2016.

Revenue Recognition

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

The Service Centers segment provides a wide range of maintenance, repair and operating (MRO) products, equipment and integrated services, including logistics capabilities, to industrial customers. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management services. Revenue is recognized upon the completion of our performance obligation(s) under the sales agreement. The majority of the Service Centers and Supply Chain Services segment revenues originate from the satisfaction of a single performance obligation, the delivery of products. Revenues are recognized when an agreement is in place, the performance obligations under the contract have been identified, and the price or consideration to be received is fixed and allocated to the performance obligation(s) in the contract. We believe our performance obligation has been satisfied when title passes to the customer or services have been rendered under the contract. Revenues are recorded net of sales taxes.

The Company reserves for potential customer returns based upon the historical level of returns.

See further discussion of Note 4 - Revenue Recognition below.

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

The accrual for these claims at December 31, 2018 and 2017 was approximately $2.3 million and $2.7 million, respectively.

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

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examination by tax authorities for years prior to 2012. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and foreign currency translation adjustments. The Company’s other comprehensive (loss) income is comprised of changes in the market value of an investment with quoted market prices in an active market for identical instruments and translation adjustments from translating foreign subsidiaries to the reporting currency. Comprehensive income for the year ended December 31, 2016 was reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors which accumulated during 2013, 2014 and 2015 due to the Company improperly recognizing an $8.6 million deferred tax asset on unrealized foreign currency losses not expected to be realized within one year. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the year ended December 31, 2016.

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

Business Combinations. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Consolidated Financial Statements. As discussed in Note 15 - Business Acquisitions, the Company acquired Application Specialties, Inc. in January 2018. Application Specialties, Inc. met the definition of a business under the new guidance and goodwill was recorded.

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

The adoption of the new standard did not have a material impact on the Company's Consolidated Financial Statements. See Note 4 - Revenue Recognition.

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) as modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20. The update requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted.

In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements (Topic 842). ASU 2018-11 provides additional relief in the comparative reporting requirements for initial adoption of ASC 842. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 provides an additional transition method to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

The Company will adopt the standard effective January 1, 2019. We have elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at January 1, 2019 and we have elected to apply the following practical expedients and accounting policy elections.

We have elected a package of transition expedients that allows us to forgo reassessing certain conclusions reached under ASC 840 which must be elected together. All expedients in this package are applied together for all leases that commenced before the effective date, January 1, 2019, of ASC 842. As a result, in transitioning to ASC 842, for existing leases, we will continue to use judgments made under ASC 840 related to embedded leases, lease classification and accounting for initial direct costs.

In addition, we have chosen, as an accounting policy election by class of underlying asset, not to separate nonlease components from the associated lease component for three of our leased asset classes: Vehicles, Office Equipment and Manufacturing Equipment. As a result, for classes of Vehicles, Office Equipment and Manufacturing Equipment, we will account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

For short-term leases as defined under ASC 842, we have elected short-term lease exception pursuant to ASC 842 to two classes of our assets to which the right of use relates: Buildings and Office Equipment. We will not recognize a lease liability or right of use asset on our consolidated balance sheets for Buildings and Office Equipment with an original lease term of twelve months or less. Instead, we will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred and will disclose in the notes to the consolidated financial statements its short-term lease expense.

The new standard did have a material impact on our consolidated balance sheets related to recording right-of-use assets and the corresponding lease liabilities for our inventory of operating leases. In January 2019, we recorded a ROU Asset and total lease obligations liability of approximately $68 million, each, with an offset to Retained Earnings as a Cumulative Effect Adjustment. We do not expect the new standard to have a material impact on our consolidated statements of operations and cash flows.

NOTE 4 - REVENUE RECOGNTION

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

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to opening retained earnings and determined there were no changes required to its reported revenue amounts for prior periods as a result of the adoption. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while comparative prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods. The Company has enhanced its disclosures of revenue to comply with the new guidance.

Overview

The Company's primary source of revenue is the sale of products, and service to energy and industrial customers. The Company is organized into three business segments: Service Centers, Supply Chain Services and Innovative Pumping Solutions.

Revenues are recognized when a contract is in place, the performance obligations under the contract have been identified, and the price or consideration to be received is fixed and allocated to the performance obligation(s) in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. The Company recognizes revenue upon the satisfaction of our performance obligation(s) under its contracts. The timing of revenue recognition varies for the revenue streams described in more detail below. In general, the timing of revenue recognition includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products. Revenues are recorded net of sales taxes. The revenue streams described below cross reporting segments in some instances, but the categories presented have similar products, customer class and timing of cash flows and revenue recognition.

Inventory management services

The Supply Chain Services segment is engaged in providing a wide variety of inventory management services including Service Teams, Sales Engineers, Customer Service Support, Service Center Support and performance Reporting and Communication. These services represent a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer over the contract period, and therefore qualify as a single (combined) performance obligation that is satisfied over time. The customer simultaneously receives and consumes the benefits of our services as they are provided by us. Revenue associated with Inventory Management Services is recognized over the service period.

The transaction price for the inventory management services do not include any consideration that is variable in nature. Accordingly, the transaction price is based on the amount the Company has a right to invoice the customer under the terms of the contract and on the company’s estimate of the standalone sales price for these services at the initiation of the contract. The standalone sales price is established based on the anticipated cost of performing these services, plus the Company’s anticipated profit margin for inventory management services.

Product Sales

The majority of the Service Centers segment and the Supply Chain Services segment revenue originates from the satisfaction of a single performance obligation, the delivery of products. The IPS segment also sells its customers certain products and supplies, however, most of its revenue is generated through pump manufacturing and fabrication described below. We often establish product and service agreements with clients. However, these product and service agreements do not specify the individual goods or services that will ultimately be purchased by the customer. Rather, the product and service agreement establishes an agreement to stand-

ready to provide future products and services when they are ordered and therefore is not a contract for revenue recognition purposes under ASC 606. The memorandum of understanding, purchase order or invoice, which lists the goods or services to be provided and the corresponding payment amounts, is the contract under which revenue is recognized.

The Company accounts for all shipping and handling services as fulfillment services in accordance with ASC 606; accordingly, shipping and handling activities is combined with the product deliverable rather than being accounted for as a distinct performance obligation within the terms of the agreement.

The product sales are generally offered to our customers on a cost plus a fixed mark-up percentage basis which varies based on the category of the item being sold. The transaction price for product sales does not include any consideration that is variable in nature. Accordingly, the transaction price is based on the amount the Company has a right to invoice the customer under the terms of the contract. The Company recognizes revenues associated with product sales upon satisfaction of a single performance obligation, delivery, in accordance with the shipping terms, at the contract price, net of sales taxes.

Customized pump production

The Company fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps within our Innovative Pumping Solutions (IPS) segment. For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues over time when the customer is able to direct the use of and obtain substantially all of the benefits of the work performed.  This typically occurs when the products have no alternative use for us and we have an enforceable right to payment for the work completed to date plus a reasonable profit margin.  Contracts generally include cancellation provisions that require the customer to reimburse us for costs incurred through the date of cancellation.  We recognize revenue over time for these contracts using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations, an "input method" as defined by the new standard. Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control of goods and services to customers. If at any time expected costs exceed the value of the contract, the loss is recognized immediately in the period it is identified. The typical time span of these contracts is approximately three to eighteen months.

Staffing services

Within the Service Centers segment, the Company also provides certain customers with safety personnel who are deployed to customer locations to provide emergency response services. The staffing services is a single performance obligation from which clients are able to benefit independently and is billed to the client on a day-rate basis. As our customer simultaneously receives and consumes the benefit as the service is provided, revenue from staffing services is recognized over time as the service is performed based on the day-rate specified in the contract. The transaction price for staffing does not include any variable consideration.

The following table presents our revenue disaggregated by major category and segment for the years ended December 31, 2018, 2017 and 2016, respectively:

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2018
Product sales (recognized at a point in time)	685,309	—	160,770	$846,079
Inventory management services (recognized over contract life)	—	—	13,686	13,686
Staffing services (day-rate basis)	64,735	—	—	64,735
Customized pump production (recognized over time)	—	291,697	—	291,697
Total revenue	$750,044	$291,697	$174,456	$1,216,197

2017
Product sales (recognized at a point in time)	575,328	—	147,927	$723,255
Inventory management services (recognized over contract life)	0	—	13,550	13,550
Staffing services (day-rate basis)	65,947	—	—	65,947
Customized pump production (recognized over time)	—	204,030	—	204,030
Total revenue	$641,275	$204,030	$161,477	$1,006,782

2016
Product sales (recognized at a point in time)	565,157	—	140,019	$705,176
Inventory management services (recognized over contract life)	—	—	13,942	13,942
Staffing services (day-rate basis)	55,850	—	—	55,850
Customized pump production (recognized over time)	—	187,124	—	187,124
Total revenue	$621,007	$187,124	$153,961	$962,092

Contract Assets and Liabilities

Under our customized pump production contracts in our IPS segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contract assets are presented as “cost and estimated profits in excess of billings” on our Condsolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our Consolidated Balance Sheets. See Note 7 - Costs and Estimated Profits on Uncompleted Contracts.

During the twelve months ended December 31, 2018, $21.3 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

Practical expedients and elections

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expense.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. We do not assess whether a contract has a significant financing component if at contract inception, the period between when we transfer a promised good to a customer and when the customer pays is expected to be one year or less.

See Note 19 - Segment and Geographical Reporting for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

As of December 31, 2018, we recorded a $4.3 million liability for contingent consideration associated with the acquisition of ASI in other current and long-term liabilities. See further discussion at Note 15 - Business Acquisitions.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the twelve months ended December 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at January 1, 2018	—
Acquisitions and settlements
Acquisition of ASI (Note 15)	4,006
Settlements	—
Total remeasurement adjustments:
Changes in fair value recorded in profit and loss	313
Ending balance at December 31, 2018	$4,319

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	313

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$4,319	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of ASI are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.3%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2018 but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility. The Company believes that the estimated fair value of such instruments at December 31, 2018 and December 31, 2017 approximates their carrying value as reported on the consolidated balance sheets.

NOTE 6 - INVENTORIES

The carrying values of inventories were as follows (in thousands):

	December 31, 2018	December 31, 2017
Finished goods	$110,182	$92,694
Work in process	17,344	11,593
Obsolescence reserve	(12,696)	(12,874)
Inventories	$114,830	$91,413

NOTE 7 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

Costs and estimated profits in excess of billings arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract.

Costs and estimated profits on uncompleted contracts and related amounts billed for 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Costs incurred on uncompleted contracts	$53,595	$37,899
Estimated earnings, thereon	6,847	2,665
Total	$60,442	$40,564
Less: billings to date	38,662	17,881
Net	$21,780	$22,683

Such amounts were included in the accompanying consolidated balance sheets for 2018 and 2017 under the following captions (in thousands):

	December 31,
	2018	2017
Costs and estimated profits in excess of billings	$32,514	$26,915
Billings in excess of costs and estimated profits	(10,696)	(4,249)
Translation Adjustment	(38)	17
Net	$21,780	$22,683

NOTE 8 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment were as follows (in thousands):

	December 31, 2018	December 31, 2017
Land	$1,960	$2,346
Buildings and leasehold improvements	15,051	16,724
Furniture, fixtures and equipment	100,449	94,475
Less – Accumulated depreciation	(66,130)	(60,208)
Total Property and Equipment	$51,330	$53,337

Depreciation expense was $9.6 million, $10.5 million, and $11.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Capital expenditures by segment are included in Note 19 - Segment and Geographical Reporting.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2018 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2017	$187,591	$78,525	$266,116
Translation adjustment	—	(917)	(917)
Acquisition of ASI	6,461	6,185	12,646
Amortization	—	(16,586)	(16,586)
Balances as of December 31, 2018	$194,052	$67,207	$261,259

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2017 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2016	$187,591	$94,831	$282,422
Translation adjustment	—	960	960
Amortization	—	(17,266)	(17,266)
Balances as of December 31, 2017	$187,591	$78,525	$266,116

The following table presents the goodwill balance by reportable segment as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Service Centers	$160,934	$154,473
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$194,052	$187,591

The following table presents a summary of amortization of other intangible assets ( in thousands):

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$168,255	$(101,200)	$67,055	$162,200	$(83,806)	$78,394
Non-compete agreements	784	(632)	152	949	(818)	131
Total	$169,039	$(101,832)	$67,207	$163,149	$(84,624)	$78,525

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

Customer relationships are amortized over their estimated useful lives. Amortization expense is recognized according to estimated economic benefits and was $16.6 million, $17.3 million, and $18.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2019	$15,479
2020	12,674
2021	10,792
2022	10,091
2023	8,665
Thereafter	9,506
Total	$67,207

The weighted average remaining estimated life for customer relationships and non-compete agreements are 5.5 years and 3.2 years, respectively.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
ABL Revolver	$—	—	$—	—
Term Loan B	246,875	245,949	249,375	251,869
Promissory note payable(2)	1,841	1,841	2,722	2,722
Total Debt	248,716	247,790	252,097	254,591
Less: Current maturities	(3,407)	(3,398)	(3,381)	(3,406)
Total Long-term Debt	$245,309	$244,392	$248,716	$251,185
(1) Carrying value amount do not include unamortized debt issuance costs of $8.3 million and $10.1 million for year ended December 31, 2018 and December 31, 2017.
(2) Note payable in monthly installments at 2.9% through January 2021, collateralized by equipment.

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

On June 25, 2018, the Company entered into Amendment No. 1 (the "Repricing Amendment") to the Senior Secured Term Loan B Agreement. The Repricing Amendment, among other things, reduced the applicable rate for the term loans to LIBOR plus 4.75% (subject to a LIBOR floor of 1.00%) from LIBOR plus 5.50% for the Eurodollar Rate Loans and reduced the base rate plus a margin of 3.75% for the Base Rate Loans from 4.50%. The Repricing Amendment also includes a "soft call" prepayment penalty of 1.0% for a period of six months commencing with the date of the Repricing Amendment for certain prepayments, refinancing, and amendments.

The Company accounted for the Repricing Amendment as a modification of debt. Approximately, $60,000 of prior deferred debt issuance costs were accelerated and recorded as additional interest expense in the consolidated statements of operations and comprehensive income, attributable to prior syndicate lenders who reduced or eliminated their positions during the amendment process. The Company also incurred $0.9 million of third party fees in connection with the Repricing Amendment, which was also recorded as additional interest expense in the consolidated statements of operations and comprehensive income.

As of December 31, 2018, the Company had no amount outstanding under the ABL Revolver and had $79.3 million of borrowing capacity, including the impact of letters of credit.

Debt Issuance Cost Amortization

Fees paid to DXP’s lenders to secure a firm commitment on a term loan and revolving line of credit are presented as a direct deduction from the carrying amount of the debt liability. For the term loan, fees paid by DXP are amortized over the life of the loan as additional interest. Fees paid to secure a firm commitment from our lender on a revolving line of credit are amortized on a straight-line basis over the entire term of the arrangement. The total unamortized debt issuance costs reported on the consolidated balance sheets as of December 31, 2018 and 2017 was $8.3 million and $10.1 million, respectively. In connection with the repricing amendment of the Term Loan B and extinguishment of the previously existing credit facility we recorded a $0.1 million and $0.6 million write-off of debt issuance costs, which was included in interest expense during 2018 and 2017.

Interest on Borrowings

The interest rates on our borrowings outstanding at December 31, 2018 and 2017, including the amortization of debt issuance costs, were as follows:

	December 31,
	2018	2017
ABL Revolver	4.0%	2.9%
Term Loan B	7.3%	7.1%
Promissory Note	2.9%	2.9%
Weighted average interest rate	7.2%	7.0%

The Company was in compliance with all financial covenants under the August 2017 Credit Agreements as of December 31, 2018.

NOTE 11 - INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$46,270	$13,183	$11,079
Foreign	2,436	3,709	(1,405)
Total income before taxes	$48,706	$16,892	$9,674

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current -
Federal	$7,295	$1,400	$(902)
State	2,257	698	136
Foreign	2,629	2,092	602
	12,181	4,190	(164)
Deferred -
Federal	2,389	686	4,174
State	123	(464)	120
Foreign	(1,508)	(4,049)	(1,607)
	1,004	(3,827)	2,687
	$13,185	$363	$2,523

The difference between income taxes computed at the statutory income tax rate and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income taxes computed at federal statutory rate	$10,228	$5,912	$3,386
State income taxes, net of federal benefit	1,880	152	166
Foreign imputed interest	160	255	140
Meals and entertainment	346	422	361
Gain on sale of Vertex	—	—	(1,971)
Domestic production activity deduction	—	(98)	—
Research and development tax credit	(480)	(641)	(886)
Foreign tax credit	(346)	—	(383)
Valuation allowance	—	(791)	—
Tax reform deferred tax remeasurement	81	(1,294)	—
Canadian acquisition deferred tax liability true up	—	(2,180)	—
Foreign rate difference	150	(297)	112
Other	1,166	(1,077)	1,598
	$13,185	$363	$2,523

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law. The majority of the provisions signed into law in 2017 did not take effect until January 1, 2018. The Act is a comprehensive tax reform legislation that contains significant changes to corporate taxation, of which the reduction in the corporate tax rate from 35% to 21% and the imposition of Global Intangible Low - Taxable Income ("GILTI") had the most impact to the Company. The Company analyzed other provisions of The Act such as limitation on business interest expense, limitation on net operating losses to 80% of taxable income each year, limitation on officer compensation, mandatory repatriation and transition tax, Base Erosion & Anti–Abuse Tax ("BEAT"), and Foreign–Derived Intangible Income Deduction ("FDII") and determined these provisions to have minimal to no impact on the Company.

In accordance with SAB 118 issued by the Securities and Exchange Commission on December 22, 2017, companies are allowed a one year measurement period to complete the accounting related to The Act. Specifically, SAB 118 permits companies to record a provisional amount which can be remeasured during the measurement period due to obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enacted date. As a result, we remeasured our net deferred income tax liabilities by a provisional $1.3 million benefit and a corresponding provisional decrease in the net deferred tax liability as of December 31, 2017. The net deferred tax liability remeasurement analysis was completed as of December 31, 2018, impacting the Company's provision for income taxes less than $0.1 million.

As of December 31, 2018, the Company has completed its accounting for the income tax effects of The Act. The Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. Pursuant to FASB Staff Q&A, Topic 740, No. 5 Accounting for Global Intangible Low-Taxed Income, the Company has adopted an accounting policy to recognize the tax effects of GILTI in the year tax is incurred. The Company recorded a GILTI inclusion of $2.3 million, which is partially offset with GILTI foreign tax credits, resulting in a net liability of $0.1 million as of December 31, 2018.

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Goodwill	$—	$2,668
Allowance for doubtful accounts	1,948	1,707
Inventories	2,944	2,365
Accruals	576	—
Research and development credit carryforward	775	1,115
Foreign tax credit carryforward	64	64
Charitable contribution carryforward	—	559
Net operating loss carryforward	610	136
Capital loss carryforward	12,564	12,225
Deferred compensation	538	475
Other accruals	—	266
Other	137	65
Total deferred tax assets	20,156	21,645
Less valuation allowance	(12,564)	(12,220)
Total deferred tax asset, net of valuation deferred tax liabilities :	7,592	9,425
Goodwill	(1,053)	—
Intangibles	(7,820)	(8,695)
Accruals	—	(61)
Property and equipment	(6,807)	(6,860)
Unremitted foreign earnings	(421)	(354)
Cumulative translation adjustment	—	(67)
Other	(124)	(457)
Net deferred tax liability	$(8,633)	$(7,069)

The Company records a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. At December 31, 2018, the Company had $51.3 million of capital loss carryforward, which will expire in 2021. The Company has recorded a valuation allowance for all of this carryforward amount. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards.

Total deferred tax assets at December 31, 2016 were reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors of $1.3 million, $2.7 million and $4.6 million which were recorded during 2013, 2014 and 2015, respectively, due to the Company improperly recognizing a deferred tax asset related to cumulative translation adjustment losses.  The Company evaluated the misstatement of each period and concluded the effects were immaterial.  Therefore, the Company decided to correct the accumulated $8.6 million error in the fourth quarter of 2016. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the year ended December 31, 2016.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the consolidated financial statements consistent with the Company’s policy. For the year ended December 31, 2018, the Company recorded $0.2 million tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the United States for the tax years ending after 2012 and outside the United States for the tax years ending after 2010.

NOTE 12 - SHARE-BASED COMPENSATION

Restricted Stock

We issued equity-based awards from the 2016 Omnibus Plan.

2016 Omnibus Incentive Plan

On June 20, 2016, our shareholders approved the 2016 Omnibus Incentive Plan (“2016 Omnibus Plan”), which authorized grants of restricted stock awards, restricted stock units (“RSUs”), performance awards, options, investment rights, and cash-based awards. This plan authorizes the issuance of up to 500,000 shares of our common stock.

Under the 2016 Omnibus Plan approved by our shareholders, directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock awards granted to employees that are outstanding as of December 31, 2018 vest in accordance with one of the following vesting schedules: 100% one year after the grant date; 50% each year for two years after the grant; 33.3% each year for three years after the grant date; 20% each year for five years after the grant date; or 10% each year for ten years after the date of grant. The shares of restricted stock awards granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued. At December 31, 2018, 272,210 shares were available for future grant.

Changes in restricted stock awards for the twelve months ended December 31, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2017	77,901	$30.36
Granted	131,413	$31.92
Forfeited	(2,400)	$46.68
Vested	(37,621)	$31.68
Non-vested at December 31, 2018	169,293	$31.05

Changes in restricted stock awards for the twelve months ended December 31, 2017 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2016	143,380	$26.76
Granted	18,672	$34.07
Forfeited	(298)	$59.60
Vested	(83,853)	$24.92
Non-vested at December 31, 2017	77,901	$30.36

Changes in restricted stock awards for the twelve months ended December 31, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2015	137,507	$54.58
Granted	108,553	$17.07
Forfeited	(39,000)	$65.41
Vested	(63,680)	$46.65
Non-vested at December 31, 2016	143,380	$26.76

Compensation expense, associated with restricted stock awards, recognized in the years ended December 31, 2018, December 31, 2017 and December 31, 2016 was $2.1 million, $1.7 million, and $2.0 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were approximately $0.5 million, $0.7 million and $0.8 million, respectively. Unrecognized compensation expense under the DXP Enterprises, Inc. 2016 Omnibus Plan at December 31, 2018, December 31, 2017 and December 31, 2016 was $3.6 million, $1.6 million and $2.7 million, respectively. As of December 31, 2018, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 20.6 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2018	2017	2016
Basic:
Weighted average shares outstanding	17,553	17,400	15,042

Net income attributable to DXP Enterprises, Inc.	$35,632	$16,888	$7,702
Convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$35,542	$16,798	$7,612
Per share amount	$2.02	$0.97	$0.51

Diluted:
Weighted average shares outstanding	17,553	17,400	15,042
Assumed conversion of convertible preferred stock	840	840	840
Total dilutive shares	18,393	18,240	15,882
Net income attributable to common shareholders	$35,542	$16,798	$7,612
Convertible preferred stock dividend	90	90	90
Net income attributable to DXP Enterprises, Inc.	$35,632	$16,888	$7,702
Per share amount	$1.94	$0.93	$0.49

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested.The Preferred Stock is convertible into 840,000 shares of common stock.

NOTE 14 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,122 shares and 15,000 shares outstanding as of December 31, 2018, 2017 and 2016, respectively. The preferred stock did not have any activity during 2018, 2017 and 2016.

Series A Preferred Stock

The holders of Series A preferred stock are entitled to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of common stock, and are not entitled to any dividends or distributions other than in the event of a liquidation of the Company, in which case the holders of the Series A preferred stock are entitled to $100 liquidation preference per share.

Series B Preferred Stock

Each share of the Series B convertible preferred stock is convertible into 56 shares of common stock and a monthly dividend per share of $.50. The holders of the Series B convertible stock are entitled to a $100 liquidation preference per share after payment of the distributions to the holders of the Series A preferred stock and to one-tenth of a vote per share on all matters presented to a vote of shareholders generally, voting as a class with the holders of the common stock.

The activity related to outstanding common stock and common stock held in treasury was as follows:

	December 31,
	2018	2017	2016
Common Stock:	Quantity (in thousands)
Balance, beginning of period	17,316	17,197	14,390
Issuance of shares for compensation net of withholding	85	119	84
Issuance of common stock related to equity distribution agreements	—	—	2,723
Balance, end of period	17,401	17,316	17,197

There were not any treasury shares outstanding for the years ended 2018, 2017 and 2016.

NOTE 15 - BUSINESS ACQUISITIONS

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. ("ASI"), a distributor of cutting tools, abrasives, coolants and machine shop supplies. The Company paid approximately $11.7 million in cash and stock. The purchase price also includes approximately $4.6 million in contingent consideration. The purchase was financed with $10.8 million of cash on hand as well as issuing $0.9 million of the Company's common stock. ASI provides the Company's metal working division with new geographic territory and enhances DXP's end market mix. For the twelve months December 31, 2018, ASI contributed sales of $47.5 million and earnings before taxes of approximately $5.0 million.

As part of our purchase agreement, we may pay up to an additional $4.6 million of contingent consideration over three years based on the achievement of certain earnings benchmarks established for calendar years 2018, 2019 and 2020. The purchase price includes the estimated fair value of the contingent consideration recorded at the present value of approximately $4.3 million. The estimated fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 5 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

As of December 31, 2018, approximately $1.5 million of the actual cash due toward the contingent consideration earned is recorded in current liabilities. We may pay up to an additional $2.8 million over the remaining earn-out period based on the achievement of certain EBITDA benchmarks. The estimated fair value of the contingent consideration is recorded at the present value of $4.3 million at December 31, 2018. Changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. Changes in the fair value of the contingent consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent consideration are discussed in Note 5 - Fair Value of Financial Assets and Liabilities to our consolidated financial statements.

The total acquisition consideration is equal to the sum of all cash payments, the fair value of stock issued, and the present value of any contingent consideration. The following table summarizes the total acquisition consideration for the ASI Purchase at closing (in thousands):

Purchase Price Consideration	Total Consideration
Cash payments	$10,811
Fair value of stock issued	894
Present value of estimated fair value of contingent earn-out consideration	4,006
Total purchase price consideration	$15,711

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during 2018 in connection with the ASI acquisition described above (in thousands):

Total
Cash	$—
Accounts Receivable,net	6,142
Inventory	2,729
Other Current Assets	18
Property and equipment	216
Goodwill and intangibles	$11,856
Assets acquired	$20,961
Current liabilities assumed	$(5,175)
Non-current liabilities assumed	(75)
Net assets acquired	$15,711

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December, 2018, for non-cancelable leases are as follows (in thousands):

2019	$22,096
2020	18,555
2021	15,270
2022	11,452
2023	6,927
Thereafter	11,022
Total	$85,322

Rental expense for operating leases was $18.5 million, $27.7 million and $27.6 million for the years ended December, 2018, 2017 and 2016, respectively.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 17 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) plan which is eligible to substantially all employees in the United States. For the year ended December 31, 2018, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $1.8 million, $0.2 million, and $0.4 million to the 401(k) plan in the years ended December 31, 2018, 2017, and 2016, respectively. In 2016 the Company suspended indefinitely the employee match program. The Company contributed $0.4 million in the first quarter of 2016 to the 401(k) plan. No other contributions were made during the remainder of 2016. The Company reinstated the employee match program in October 2017 contributing $0.2 million to the 401(k) plan for 2017.

NOTE 18 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $0.2 million, $(1.2) million, and $(7.7) million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2018, 2017 and 2016, respectively. Comprehensive income for the year ended December 31, 2016 was reduced by an $8.6 million charge recorded during the fourth quarter of 2016 to correct errors which accumulated during 2013, 2014 and 2015 due to the Company improperly recognizing an $8.6 million deferred tax asset on unrealized foreign currency losses not expected to be realized within one year. We assessed the materiality of this misstatement and concluded the misstatement was not material to the results of operations or financial condition for the year ended December 31, 2016.

NOTE 19 – SEGMENT AND GEOGRAPHICAL REPORTING

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

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2018
Sales	$750,044	$291,697	$174,456	$1,216,197
Operating income for reportable segments, excluding amortization	80,718	33,943	16,204	130,865
Identifiable assets at year end	402,944	188,765	53,517	645,226
Capital expenditures	1,655	6,800	296	8,751
Proceeds from sale of fixed assets	3	9	—	12
Depreciation	3,974	4,064	49	8,087
Amortization	9,272	6,237	1,077	16,586
Interest expense	$11,178	$7,351	$2,408	$20,937

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2017
Sales	$641,275	$204,030	$161,477	$1,006,782
Operating income for reportable segments, excluding amortization	63,250	11,423	15,451	90,124
Identifiable assets at year end	385,744	172,538	59,942	618,224
Capital expenditures	1,076	1,488	82	2,646
Depreciation	5,162	4,198	103	9,463
Amortization	8,989	7,194	1,083	17,266
Interest expense	$9,712	$5,352	$1,990	$17,054

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2016
Sales	$621,007	$187,124	$153,961	$962,092
Operating income for reportable segments, excluding amortization	47,634	9,867	15,449	72,950
Identifiable assets at year end	370,261	175,198	44,796	590,255
Capital expenditures	447	3,827	129	4,403
Proceeds from sale of fixed assets	1,038	168	—	1,206
Depreciation	6,520	3,834	126	10,480
Amortization	9,152	7,826	1,083	18,061
Interest expense	$9,290	$4,422	$1,852	$15,564

	Years Ended December 31,
	2018	2017	2016
Operating income for reportable segments, excluding amortization	$130,865	$90,124	$72,950
Adjustments for:
Amortization of intangibles	16,586	17,266	18,061
Corporate and other expense, net	45,828	39,368	35,557
Total operating income	68,451	33,490	19,332
Interest expense	20,937	17,054	15,564
Other expenses (income), net	(1,192)	(456)	(5,906)
Income (loss) before income taxes	$48,706	$16,892	$9,674

The Company had capital expenditures at Corporate of $0.6 million, $0.2 million, and $0.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company had identifiable assets at Corporate of $54.7 million, $19.4 million, and $18.3 million as of December 31, 2018, 2017, and 2016, respectively. Corporate depreciation was $1.5 million, $1.8 million, and $1.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Revenues
United States	$1,110	$903	$874
Canada	106	104	88
Other(1)	$—	$—	$—
Total	$1,216	$1,007	$962
(1) Other includes Mexico and Dubai.

	As of December 31,
	2018	2017
Property and Equipment, net
United States	$41	$43
Canada	10	10
Other(1)	—	—
Total	$51	$53
(1) Other includes Mexico and Dubai.

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Sales	$285.9	$311.2	$308.0	$311.0
Gross profit	76.4	85.1	84.1	86.6
Net income	4.5	11.6	8.4	11.1
Net income attributable to DXP Enterprises, Inc.	4.6	11.6	8.4	11.1
Earnings per share - basic	0.26	0.66	0.48	0.63
Earnings per share - diluted	$0.25	$0.63	$0.46	$0.60
2017
Sales	$238.5	$250.7	$251.9	$265.7
Gross profit	64.5	68.9	67.0	71.2
Net income	3.1	4.1	3.0	6.6
Net income attributable to DXP Enterprises, Inc.	3.0	4.0	2.9	6.6
Earnings per share - basic	0.18	0.24	0.17	0.38
Earnings per share - diluted	$0.17	$0.23	$0.16	$0.37
2016
Sales	$253.6	$256.2	$230.0	$222.3
Gross profit	68.8	71.6	63.8	60.6
Net income (loss)	(5.2)	5.1	0.1	7.1
Net income (loss) attributable to DXP Enterprises, Inc.	(5.1)	5.1	0.2	7.4
Earnings (loss) per share - basic	(0.36)	0.36	0.02	0.44
Earnings (loss) per share - diluted	$(0.36)	$0.34	$0.02	$0.42

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

NOTE 21 – RELATED PARTIES DISCLOSURES

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

For the year ended December 31, 2018, the Company paid approximately $1.4 million in lease expenses to entities controlled by the Company’s Chief Executive Officer, David Little.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures
DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2018, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15e and 15d-15e. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses described below in Management's Report on Internal Control Over Financial Reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
DXP Enterprises, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). DXP Enterprises, Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. In January 2018, we acquired substantially all of the assets of Application Specialties, Inc. This acquired business, which during 2018 comprised 3.9% of our revenues and as of December 31, 2018 comprised 1.2% of our total assets, is excluded from our report on internal control over financial reporting. Based on our evaluation under the COSO framework, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 due to material weaknesses in internal control over financial reporting as further discussed below.

Management’s remediation efforts are also discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we had material weaknesses in our control environment and monitoring to support the financial reporting process. We specifically did not maintain effective management review controls over the monitoring and review of certain accounts; and management did not effectively design, document nor monitor (review, evaluate and assess) the key internal control activities that provide the accounting information contained in the Company’s financial statements.
We committed to remediating the material weaknesses and, as such, implemented changes to our internal control over financial reporting. We implemented additional procedures to address the underlying causes of the material weaknesses prior to the filing of this Annual Report on Form 10-K, and continue to implement changes and improvements in our internal control over financial reporting to remediate the control deficiencies that caused the material weaknesses.
During the year, the following actions have been implemented:

•	Engaged a third party consulting firm to lead our remediation efforts.

•	Conducted a review of our organization structure, reporting relationships and adequacy of staffing levels and made specific staffing changes as a result of our review.

•
Completed training for all appropriate personnel regarding the applicable accounting guidance and requirements. Training was conducted by both an outside expert and through internal training meetings and provided to accounting personnel, remote location personnel, and management positions.

•	Strengthened our risk assessment, materiality and scoping, and fraud risk assessment.

•	Significantly improved our COSO mapping of entity level controls.

•	Developed or revised process maps for all key business processes.

•	Identified and documented key controls and control gaps in a comprehensive consolidated risk control matrix

•	Developed controls to address gaps and enhanced management review controls.

•	Educated process owners as to the expectations for documentation to evidence key controls.

•	The procedures described above have been implemented and controls have been successfully tested by our third party consultants.

Management is committed to a strong internal control environment. We believe with full implementation and testing of the design and operating effectiveness of the newly implemented and revised controls, the actions described above will successfully remediate the material weaknesses in our internal control over financial reporting. However, as of the date of this filing, we do not consider the weaknesses associated with our internal control over financial reporting remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been remediated. Many of the new policies and changes made were completed in the fourth quarter of 2018. The Company will continue its efforts to implement and test the new controls in order to make this final determination in 2019.

REMEDIATION OF PREVIOUSLY DISCLOSED MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We previously identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes as of December 31, 2017. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results related to the material weakness. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions included:

•	Engaged a third party consultant to lead our ITGC weakness remediation effort.

•
Conducted training programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting.

•	Evaluated and remediated IT control design for key areas such as Change Management and Logical Access.

•	Documented and developed IT Policies and Procedures to support the IT General Control environment.

•	Developed control documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes.

•	Developed enhanced risk assessment procedures and controls related to changes in IT systems.

•	The procedures described above have been implemented and controls have been successfully tested by our third party consultants.

With full implementation and testing of the design and operating effectiveness of the newly implemented and revised controls completed, the actions described above successfully remediated the material weakness in our internal control over financial reporting associated with ITGCs and were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting
Except for the acquisition of the Application Specialties, Inc. noted above under “Management’s Report on Internal Control Over Financial Reporting”, and the enhancements described above for our financial reporting process and ITGCs there are no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The independent registered public accounting firm, Moss Adams LLP, has audited the effectiveness of internal control over financial reporting and expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting as of December 31, 2018. Such reports are included in Item 8 of this Annual Report on Form 10-K.

/s/ David R. Little	/s/ Kent Yee
David R. Little	Kent Yee
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy statement for the 2019 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

10.2
Amendment Number One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:06979954), filed with the Commission on July 26, 2006).

10.3
Amendment Number Two to Employment Agreement dated effective January 1, 2004 between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:09846339) filed with the Commission on May 22, 2009).

10.4
Amendment Two to David Little Equity Incentive Program effective May 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-21513:11823072) filed with the Commission on May 3, 2013).

10.5
DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 000-21513:161832364) filed with the Commission on August 15, 2016).

10.6
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 000-21513:161832364) filed with the Commission on August 15, 2016).

10.7
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

10.8
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

10.9
First Amendment to Loan Agreement as of June 25, 2018 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10Q for the quarterly period ended June 30, 2018 (File No. 000-21513) filed with the Commission on August 8, 2018.

16.1
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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC. (Registrant)

By:	/s/	DAVID R. LITTLE
David R. Little
Chairman of the Board,
President and Chief Executive Officer

Dated: March 8, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	March 8, 2019
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President/Finance and	March 8, 2019
Kent Yee	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/Gene Padgett	Senior Vice President/Finance,	March 8, 2019
Gene Padgett	Chief Accounting Officer
(Principal Accounting Officer)

/s/Cletus Davis	Director	March 8, 2019
Cletus Davis

/s/Timothy P. Halter	Director	March 8, 2019
Timothy P. Halter

/s/David Patton	Director	March 8, 2019
David Patton