Form 10-Q
period 2019-03-31
DXP ENTERPRISES INC
filed 2019-05-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5301 Hollister, Houston, Texas 77040
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock par value $0.01	DXPE	NASDAQ Global Select Market

Number of shares of registrant's Common Stock outstanding as of April 30, 2019: 17,592,190 par value $0.01 per share.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2019	2018
Sales	$311,225	$285,936
Cost of sales	227,025	209,491
Gross profit	84,200	76,445
Selling, general and administrative expenses	69,384	65,296
Income from operations	14,816	11,149
Other income, net	(33)	(22)
Interest expense	5,040	5,041
Income before income taxes	9,809	6,130
Provision for income taxes	2,622	1,636
Net income	7,187	4,494
Net loss attributable to noncontrolling interest	(104)	(57)
Net income attributable to DXP Enterprises, Inc.	7,291	4,551
Preferred stock dividend	23	23
Net income attributable to common shareholders	$7,268	$4,528

Net income	$7,187	$4,494
Cumulative translation adjustment	702	(377)
Comprehensive income	$7,889	$4,117

Earnings per share :
Basic	$0.41	$0.25
Diluted	$0.40	$0.24
Weighted average common shares outstanding :
Basic	17,566	17,901
Diluted	18,406	18,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$30,606	$40,304
Restricted cash	122	215
Accounts Receivable, net of allowance for doubtful accounts of $10,080 and $10,126	197,267	191,829
Inventories	121,754	114,830
Costs and estimated profits in excess of billings	38,150	32,514
Prepaid expenses and other current assets	5,597	4,938
Federal income taxes receivable	—	960
Total current assets	393,496	385,590
Property and equipment, net	51,404	51,330
Goodwill	194,052	194,052
Other intangible assets, net	63,609	67,207
Operating lease ROU assets	70,851	—
Other long-term assets	1,795	1,783
Total assets	$775,207	$699,962
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,414	$3,407
Trade accounts payable	92,460	87,407
Accrued wages and benefits	16,882	21,275
Customer advances	3,867	3,223
Billings in excess of costs and estimated profits	8,207	10,696
Federal income taxes payable	67	—
Short-term operating lease liabilities	17,660	—
Other current liabilities	16,075	17,269
Total current liabilities	158,632	143,277
Long-term debt, net of current maturities and unamortized debt issuance costs	236,591	236,979
Long-term operating lease liabilities	52,993	—
Other long-term liabilities	988	2,819
Deferred income taxes	9,422	8,633
Total long-term liabilities	299,994	248,431
Total liabilities	458,626	391,708
Commitments and contingencies (Note 11)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	$1	$1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,435,117 and 17,401,297 outstanding	174	174
Additional paid-in capital	156,651	156,190
Retained earnings	177,003	169,735
Accumulated other comprehensive loss	(18,565)	(19,267)
Total DXP Enterprises, Inc. equity	315,279	306,848
Noncontrolling interest	1,302	1,406
Total equity	316,581	308,254
Total liabilities and equity	$775,207	$699,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$7,291	$4,551
Less net loss attributable to non-controlling interest	(104)	(57)
Net income	7,187	4,494
Reconciliation of net income to the net cash used in operating activities:
Depreciation	2,392	2,356
Amortization of intangible assets	3,814	4,358
Gain on sale of property and equipment	(8)	—
Bad debt expense	58	829
Payment of contingent consideration liability in excess of acquisition-date fair value	(106)	—
Fair value adjustment on contingent consideration	33	—
Amortization of debt issuance costs	468	462
Stock compensation expense	505	736
Deferred income taxes	722	(179)
Changes in operating assets and liabilities
Trade accounts receivable	(5,035)	3,953
Costs and estimated profits in excess of billings	(5,628)	(8,642)
Inventories	(6,891)	(9,107)
Prepaid expenses and other assets	3,389	699
Trade accounts payable and accrued expenses	1,085	(691)
Billings in excess of costs and estimated profits	(2,514)	(76)
Other long-term liabilities	(4,781)	—
Net cash used in operating activities	$(5,310)	$(808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,312)	(791)
Proceeds from the sale of property and equipment	29	—
Acquisition of business, net of cash acquired	—	(9,836)
Net cash used in investing activities	$(2,283)	$(10,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(849)	(844)
Debt issuance costs	—	(38)
Payment for contingent consideration liability up to acquisition-date fair value	(1,394)	—
Dividends paid	(23)	(23)
Payment for employee taxes withheld from stock awards	(44)	(54)
Net cash used in financing activities	$(2,310)	$(959)
Effect of foreign currency on cash	112	(140)
Net change in cash and restricted cash	(9,791)	(12,534)
Cash and restricted cash at beginning of period	40,519	25,579
Cash and restricted cash at end of period	$30,728	$13,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at December 31, 2017	$1	$15	$174	$153,087	$134,182	$567	$(19,491)	$268,535
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	736	—	—	—	736
Tax related items for share based awards				(54)				(54)
Issuance of shares of common stock	—	—	—	894	—	—	—	894
Cumulative translation adjustment	—	—	—	—	—	—	(377)	(377)
Net income	—	—	—	—	4,551	(57)	—	4,494
Balances at March 31, 2018	$1	$15	$174	$154,663	$138,710	$510	$(19,868)	$274,205

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at December 31, 2018	$1	$15	$174	$156,190	$169,735	$1,406	$(19,267)	$308,254
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	505	—	—	—	505
Tax related items for share based				(44)				(44)
Cumulative translation adjustment	—	—	—	—	—	—	702	702
Net income	—	—	—	—	7,291	(104)	—	7,187
Balances at March 31, 2019	$1	$15	$174	$156,651	$177,003	$1,302	$(18,565)	$316,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). See Note 12 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019. The results of operations for three months ended March 31, 2019 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and March 31, 2018, condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, condensed consolidated statements of cash flows for the three months ended March 31, 2019 and March 31, 2018, and condensed consolidated statement of equity as of March 31, 2019 and March 31, 2018. All such adjustments represent normal recurring items.

All intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Leases. In February 2016, the Financial Accounting Standards Board's ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) as modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20. The Company adopted the standard effective January 1, 2019. We have elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at January 1, 2019 and we have elected to apply several of the practical expedients in conjunction with accounting policy elections. See Note 4 - Leases for further discussion.

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

NOTE 4 - LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which was modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20. The update requires organizations that lease assets ("lessees") to recognize the assets and liabilities of the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease was not significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This pronouncement was effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted.

In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements (Topic 842). ASU 2018-11 provided additional relief in the comparative reporting requirements for initial adoption of ASC 842. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 provided an additional transition method to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

The Company adopted the standard effective January 1, 2019. We elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at January 1, 2019 and we elected to apply the following practical expedients and accounting policy decisions.

We elected a package of transition expedients that allowed us to forgo reassessing certain conclusions reached under ASC 840 which must be elected together. All expedients in this package were applied together for all leases that commenced before the effective date, January 1, 2019, of ASC 842. As a result, in transitioning to ASC 842, for existing leases as of 1/1/2019, we continued to use judgments made under ASC 840 related to embedded leases, lease classification and accounting for initial direct costs. We generally have four classes of leased assets : Real Estate related properties (such as office space, warehouses, distribution centers and land), Automobiles, Office Equipment and Manufacturing Equipment and do not utilize finance leases.

In addition, we have chosen, as an accounting policy election by class of underlying asset, not to separate nonlease components from the associated lease for all of our leased asset classes, except for Real Estate related leases. As a result, for classes of Automobiles, Office Equipment and Manufacturing Equipment, we account for each separate lease component and the nonlease components associated with that lease as a single lease component.

For short-term leases as defined under ASC 842, we elected the short-term lease exception pursuant to ASC 842 to all classes of our leased assets. We do not recognize a lease liability or a right of use asset on our consolidated balance sheets for our leased assets with an original lease term of twelve months or less. Instead, we recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred and disclose in the notes to the consolidated financial statements our short-term lease expense.

The new standard did have a material impact on our consolidated balance sheets related to recording right-of-use assets and the corresponding lease liabilities for our inventory of operating leases. In January 2019, we recorded a ROU Asset and total lease liability obligations of approximately $72 million, each. The new standard did not have a material impact on our consolidated statements of operations and had no impact on cash flows.

We lease office space, warehouses, land, automobiles, and office and manufacturing equipment. All of our leases are classified as operating leases.

Our leases have remaining lease terms of 1 month to 12 years, some of which include options to extend the leases for up to 14 years. The exercise of lease renewal options is at our sole discretion. Our lease agreements do not include options to purchase the leased property.

The lease expenses were as follows (in thousands):

		Three Months Ended March 31,
Lease cost	Classification	2019
Short-term lease expense	SG&A expenses(*)	$269
Other operating lease cost	SG&A expenses(*)	5,832
Total operating lease cost		$6,101
(*) Manufacturing equipment and some vehicle rental expenses are included in the cost of sales.

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31,
Lease	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,513
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$2,935

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	Impact of ASC 842 Transition	Leases commenced during the quarter	Payments, amortization and terminations		As of March 31, 2019
Assets
Operating	Operating lease right-of-use assets	$72,679	$2,935	$(4,763)		$70,851

Liabilities
Current operating	Short-term operating lease liabilities	18,762	678	(1,780)	(*)	17,660
Non-current operating	Long-term operating lease liabilities	53,654	2,256	(2,917)		52,993
Total operating lease liabilities		$72,416	$2,934	$(4,697)		$70,653

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate associated with secured debt based on the information available at the commencement date in determining the present value of lease payments for leases commenced on or after January 1, 2019. We used our incremental borrowing rate as of the transition date of January 1, 2019 for operating leases that commenced prior to transition to ASC 842.

(*) Amount is net of the reclassification of long-term liability to short-term lease liability as of March 31, 2019.

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases (*)
2019 (excluding 3 months ended 3/31/2019)	$16,884
2020	19,360
2021	16,061
2022	12,034
2023	7,119
Thereafter	13,359
Total lease payments	$84,817
Less: imputed interest	14,164
Present value of lease liabilities	$70,653

(*) Operating lease payments exclude $250 thousand of legally binding minimum lease payments for leases signed but not yet commenced.

Contractual obligations related to operating leases as of December 31, 2018, under ASC 840 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$22,096	$33,825	$18,379	$11,022	$85,322

Lease term and discount rate	March 31, 2019
Weighted average remaining lease term (years)
Operating lease	5.06
Weighted average discount rate
Operating lease	7.3%

For the three months ended March 31, 2019, the Company paid approximately $550 thousand in lease expenses to entities controlled by the Company's Chief Executive Officer, David Little.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.  As of March 31, 2019, we recorded a $2.9 million liability for contingent consideration associated with the acquisition of Application Specialties Inc. ("ASI") in other current and long-term liabilities.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2018	$4,319
Acquisitions and settlements
Acquisitions	—
Settlements	(1,500)
Total remeasurement adjustments:
Changes in fair value recorded in profit and loss	33
*Ending Balance at March 31, 2019	$2,852

The amount of total losses for the quarter included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at March 31, 2019.	$33

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$2,852	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of ASI are annualized earnings before interest, tax, deprecation and amortization ("EBITDA") forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.3%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 31, 2019 and December 31, 2018, but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility. The Company believes that the estimated fair value of such instruments at March 31, 2019 and December 31, 2018 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$105,448	$110,182
Work in process	28,613	17,344
Obsolescence reserve	(12,307)	(12,696)
Inventories	$121,754	$114,830

NOTE 7 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

Under our customized pump production contracts in our IPS segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contract assets are presented as “cost and estimated profits in excess of billings” on our
Condensed Condsolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our Condensed Consolidated Balance Sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$69,861	$53,595
Estimated profits, thereon	8,744	6,847
Total	78,605	60,442
Less: billings to date	48,662	38,662
Net	$29,943	$21,780

Such amounts were included in the accompanying Condensed Consolidated Balance Sheets for March 31, 2019 and December 31, 2018 under the following captions (in thousands):

	March 31, 2019	December 31, 2018
Costs and estimated profits in excess of billings	$38,150	$32,514
Billings in excess of costs and estimated profits	(8,207)	(10,696)
Translation adjustment	—	(38)
Net	$29,943	$21,780

During the three months ended March 31, 2019, $8.3 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 – INCOME TAXES

Our effective tax rate from continuing operations was a tax expense of 26.7% for the three months ended March 31, 2019 compared to a tax expense of 26.7% for the three months ended March 31, 2018. Compared to the U.S. statutory rate for the three months ended March 31, 2019, the effective tax rate was increased by state taxes and nondeductible expenses and partially offset by foreign taxes research and development tax credits, foreign tax credits, and other tax credits. Compared to the U.S. statutory rate for the three months ended March 31, 2018, the effective tax rate was increased by state taxes and nondeductible expenses and partially offset by foreign taxes, research and development credits, and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 9 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	246,250	249,944	246,875	245,949
Promissory note payable (2)	1,616	1,616	1,841	1,841
Total long-term debt	247,866	251,560	248,716	247,790
Less: current portion	(3,414)	(3,451)	(3,407)	(3,398)
Long-term debt less current maturities	$244,452	$248,109	$245,309	$244,392

(1) Carrying value amounts do not include unamortized debt issuance costs of $7.9 million and $8.3 million for March 31, 2019 and December 31, 2018, respectively.
(2) Note payable in monthly installments at 2.9% through January 2021, collateralized by equipment.

The fair value measurements used by the Company are considered Level 2 inputs, as defined in the fair value hierarchy. The fair value estimates were based on quoted prices for identical or similar securities.

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of March 31, 2019.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic:
Weighted average shares outstanding	17,566	17,901
Net income attributable to DXP Enterprises, Inc.	$7,291	$4,551
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$7,268	$4,528
Per share amount	$0.41	$0.25

Diluted:
Weighted average shares outstanding	17,566	17,901
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	18,406	18,741
Net income attributable to common shareholders	$7,268	$4,528
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$7,291	$4,551
Per share amount	$0.40	$0.24

NOTE 11 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP's consolidated financial position, cash flows, or results of operations.

NOTE 12 - SEGMENT REPORTING

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

Three Months Ended March 31, 2019
	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$171,668	$—	$46,385	$218,053
Inventory management services (recognized over contract life)	—	—	3,938	3,938
Staffing services (day-rate basis)	14,511	—	—	14,511
Customized pump production (recognized over time)	—	74,723	—	74,723
Total Revenue	$186,179	$74,723	$50,323	$311,225
Income from operations	$18,980	$6,799	$4,086	$29,865

Three Months Ended March 31, 2018
	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$160,544	$—	$39,702	$200,246
Inventory management services (recognized over contract life)	—	—	3,230	3,230
Staffing services (day-rate basis)	14,818	—	—	14,818
Customized pump production (recognized over time)	—	67,642	—	67,642
Total Revenue	$175,362	$67,642	$42,932	$285,936
Income from operations	$15,830	$6,382	$4,054	$26,266

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating income for reportable segments	$29,865	$26,266
Adjustment for:
Amortization of intangible assets	3,814	4,358
Corporate expenses	11,235	10,759
Income from operations	$14,816	$11,149
Interest expense	5,040	5,041
Other income, net	(33)	(22)
Income before income taxes	$9,809	$6,130

The Company's identifiable assets by segments are as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
Service Centers	$460,604	$402,944
Innovative Pumping Solutions	209,742	188,765
Supply Chain Services	59,725	53,517
Total Identifiable Assets	$730,071	$645,226

The Company had identifiable assets at Corporate of $45.1 million and $54.7 million, as of March 31, 2019 and December 31, 2018.

NOTE 13 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim Condensed Consolidated Financial Statements were issued. There were no subsequent events that required recognition or disclosure unless elsewhere identified in this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2019 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q, and the consolidated financial statements and notes thereto included in our annual and quarterly reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, our success in remediating our internal control weaknesses, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

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

	Three Months Ended March 31,
	2019	%	2018	%
Sales	$311,225	100.0%	$285,936	100.0%
Cost of sales	227,025	72.9%	209,491	73.3%
Gross profit	84,200	27.1%	76,445	26.7%
Selling, general and administrative expenses	69,384	22.3%	65,296	22.8%
Income from operations	14,816	4.8%	11,149	3.9%
Other (income) expense, net	(33)	—%	(22)	—%
Interest expense	5,040	1.6%	5,041	1.8%
Income before income taxes	9,809	3.2%	6,130	2.1%
Provision for income taxes (benefit)	2,622	0.8%	1,636	0.6%
Net income	7,187	2.3%	4,494	1.5%
Net loss attributable to noncontrolling interest	(104)	—	(57)	—
Net income attributable to DXP Enterprises, Inc.	$7,291	2.3%	$4,551	1.5%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.41		$0.25
Diluted earnings per share	$0.40		$0.24

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

SALES. Sales for the three months ended March 31, 2019 increased $25.3 million, or 8.8%, to approximately $311.2 million from $285.9 million for the prior year's corresponding period. This sales increase is the result of an increase in our SC, SCS and IPS segments of $10.8 million, $7.4 million and $7.1 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Three Months Ended March 31,
	2019	2018	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$186,179	$175,362	$10,817	6.2%
Innovative Pumping Solutions	74,723	67,642	7,081	10.4%
Supply Chain Services	50,323	42,932	7,391	17.2%
Total DXP Sales	$311,225	$285,936	$25,289	8.8%

Service Centers segment. Sales for the Service Centers segment increased by $10.8 million, or 6.2% for the three months ended March 31, 2019 compared to the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, bearings and power transmissions and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during 2018, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2019.

Supply Chain Services segment. Sales for the SCS segment increased by $7.4 million, or 17.2%, for the three months ended March 31, 2019, compared to the prior year's corresponding period. The increase in sales is primarily related to increased sales to customers in the medical device, aerospace, oil and gas and food and beverage industries due to new locations.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $7.1 million, or 10.5% for the three months ended March 31, 2019 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the first three months of 2019 compared to the prior year corresponding period. This level of IPS sales might continue, or improve, during the remainder of 2019, if crude oil and natural gas prices and the drilling rig count remain at levels experienced during the first three months of 2019.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2019 increased by approximately 32 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 104 basis point increase in the gross profit percentage in our IPS segment, 41 basis point increase in the gross profit percentage in our SC segment partially offset by an approximate 56 basis point decrease in the gross profit percentage in our SCS segment. Gross profit for the IPS segment increased as a result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count production and the price of oil during the first three months of 2019.

Innovative Pumping Solutions segment. As a percentage of sales, the first quarter gross profit percentage for the IPS segment increased approximately 104 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $0.4 million or 6.5%, primarily as a result of the above mentioned increase in sales.

Service Centers segment. As a percentage of sales, the first quarter gross profit percentage for the Service Centers increased approximately 41 basis points from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $3.2 million, or 19.9%. The increase in operating income is primarily the result of the improved sales.

Supply Chain Services segment. Gross profit as a percentage of sales decreased approximately 56 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation. Operating income for the first quarter of 2019 primarily remained flat compared to the prior year's corresponding period mainly due to an increase in SG&A expense of $1.4 million primarily related to payroll and incentive compensation offset by an increase in gross profit of $1.4 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended March 31, 2019 increased by approximately $4.1 million, or 6.3%, to $69.4 million from $65.3 million for the prior year's corresponding period. The overall increase in SG&A is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the first quarter of 2019, is a result of the increase in sales. The first quarter 2019 expense decreased 54 basis points to 22.3% from 22.8% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the first quarter of 2019 increased by $3.6 million, to $29.9 million, from $26.3 million in the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the first quarter of 2019 remained consistent with the prior year's corresponding period.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 26.7% for the three months ended March 31, 2019 compared to a tax benefit of 26.7% for the three months ended March 31, 2018. Compared to the U.S. statutory rate for the three months ended March 31, 2019, the effective tax rate was increased by state taxes, and nondeductible expenses. The effective tax rate was decreased by foreign tax, research and development tax credits, foreign tax credits, and other tax credits.
Compared to the U.S. statutory rate for the three months ended March 31, 2018, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate was decreased by foreign taxes, research and development credits, and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of March 31, 2019, we had cash and cash equivalents of $30.7 million and bank and other borrowings of $240.0 million. We have a $85 million Asset-Based loan facility that is due to mature in August 2022, under which we had no borrowing outstanding as of March 31, 2019.

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

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Cash Used in:
Operating Activities	$(5,310)	$(808)
Investing Activities	(2,283)	(10,627)
Financing Activities	(2,310)	(959)
Effect of Foreign Currency	112	(140)
Net Change in Cash	$(9,791)	$(12,534)

Operating Activities

The Company used $5.3 million of cash in operating activities during the three months ended March 31, 2019 compared to using $0.8 million of cash during the prior year's corresponding period. The $4.5 million increase in the amount of cash used between the two periods was primarily driven by increases in costs and estimated profits in excess of billings as a result of increased project activity at our IPS segment.

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $2.3 million compared to $10.6 million in the corresponding period in 2018. This $8.3 million decrease was primarily driven by the purchase of ASI in 2018 and partially offset by investing in capital equipment. For the three months ended March 31, 2019, purchases of property and equipment was approximately $2.3 million.

Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $2.3 million, compared to net cash used in financing activities of $1.0 million for the corresponding period in 2018. The activity in the period was primarily attributed to the payment of contingent consideration associated with the purchase of ASI.

During the three months ended March 31, 2019, the amount available to be borrowed under our credit facility increased to $79.6 million compared to $79.3 million at December 31, 2018. This was the result of $5.4 million in letters of credit outstanding as of March 31, 2019 compared to $5.7 million in letters of credit outstanding as of December 31, 2018.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk,' of our annual report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and as described below, our disclosure controls and procedures were not effective as of March 31, 2019.
Previously Reported Material Weakness
As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. We concluded that we had material weaknesses in our control environment and monitoring to support the financial reporting process. We specifically did not maintain effective management review controls over the monitoring and review of certain accounts; and management did not effectively design, document nor monitor (review, evaluate and assess) the key internal control activities that provide the accounting information contained in the Company’s consolidated financial statements.
Remediation Plans

We are committed to remediating the material weaknesses and, as such, implemented changes to our internal control over financial reporting. We implemented additional procedures to address the underlying causes of the material weaknesses throughout 2018 and beyond, and continue to implement changes and improvements in our internal control over financial reporting to remediate the control deficiencies that caused the material weaknesses. We believe with full implementation and testing of the design and operating effectiveness of the newly implemented and revised controls, the actions previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018 will successfully remediate the material weaknesses in our internal control over financial reporting. Management continues to report regularly to the Audit Committee regarding the status of the implementation activities and progress.
Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls
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

ITEM 1A. RISK FACTORS.

No material changes have occurred from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Dated: May 8, 2019