Form 10-Q
period 2019-06-30
DXP ENTERPRISES INC
filed 2019-08-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock outstanding as of July 31, 2019: 17,607,385 par value $0.01 per share.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$333,318	$311,227	$644,543	$597,163
Cost of sales	241,331	226,111	468,356	435,602
Gross profit	91,987	85,116	176,187	161,561
Selling, general and administrative expenses	69,140	65,056	138,524	130,352
Income from operations	22,847	20,060	37,663	31,209
Other (income) expense, net	185	(1,416)	152	(1,438)
Interest expense	4,885	6,137	9,925	11,178
Income before income taxes	17,777	15,339	27,586	21,469
Provision for income taxes	4,427	3,776	7,049	5,412
Net income	13,350	11,563	20,537	16,057
Net (loss) income attributable to noncontrolling interest	(109)	1	(213)	(56)
Net income attributable to DXP Enterprises, Inc.	13,459	11,562	20,750	16,113
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$13,437	$11,540	$20,705	$16,068

Net income	$13,350	$11,563	$20,537	$16,057
Currency translation adjustments	(139)	(1,134)	563	(1,511)
Comprehensive income	$13,211	$10,429	$21,100	$14,546

Earnings per share :
Basic	$0.76	$0.66	$1.18	$0.92
Diluted	$0.73	$0.63	$1.13	$0.88
Weighted average common shares outstanding :
Basic	17,596	17,558	17,581	17,538
Diluted	18,436	18,398	18,421	18,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	As of
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$25,429	$40,304
Restricted cash	124	215
Accounts Receivable, net of allowance for doubtful accounts of $9,587 and $10,126	210,257	191,829
Inventories	128,012	114,830
Costs and estimated profits in excess of billings	35,484	32,514
Prepaid expenses and other current assets	4,729	4,938
Federal income taxes receivable	593	960
Total current assets	404,628	385,590
Property and equipment, net	55,534	51,330
Goodwill	194,052	194,052
Other intangible assets, net	59,953	67,207
Operating lease ROU assets	69,094	—
Other long-term assets	3,346	1,783
Total assets	$786,607	$699,962
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,420	$3,407
Trade accounts payable	89,293	87,407
Accrued wages and benefits	20,772	21,275
Customer advances	5,077	3,223
Billings in excess of costs and estimated profits	5,968	10,696
Short-term operating lease liabilities	17,887	—
Other current liabilities	15,904	17,269
Total current liabilities	158,321	143,277
Long-term debt, net of current maturities and unamortized debt issuance costs	236,202	236,979
Long-term operating lease liabilities	51,188	—
Other long-term liabilities	1,024	2,819
Deferred income taxes	9,662	8,633
Total long-term liabilities	298,076	248,431
Total liabilities	456,397	391,708
Commitments and contingencies (Note 11)
Shareholders' Equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	$16	$16
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,601,246 and 17,401,297 outstanding	174	174
Additional paid-in capital	157,091	156,190
Retained earnings	190,440	169,735
Accumulated other comprehensive loss	(18,704)	(19,267)
Total DXP Enterprises, Inc. Equity	329,017	306,848
Noncontrolling interest	1,193	1,406
Total Equity	330,210	308,254
Total liabilities and Equity	$786,607	$699,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$20,750	$16,113
Less: net loss attributable to non-controlling interest	(213)	(56)
Net income	20,537	16,057
Reconciliation of net income to net cash used in operating activities:
Depreciation	4,654	4,727
Amortization of intangible assets	7,617	8,477
Write-off of debt issuance costs	—	60
Gain on sale of property and equipment	(8)	(1,318)
Bad debt expense	(228)	1,715
Payment of contingent consideration liability in excess of acquisition-date fair value	(106)	—
Fair value adjustment on contingent consideration	66	—
Amortization of debt issuance costs	936	932
Stock compensation expense	1,029	1,497
Deferred income taxes	926	218
Changes in operating assets and liabilities
Trade accounts receivable	(17,402)	(14,469)
Costs and estimated profits in excess of billings	(2,953)	(11,051)
Inventories	(13,114)	(16,718)
Prepaid expenses and other assets	7,295	614
Trade accounts payable and accrued expenses	911	815
Billings in excess of costs and estimated profits	(4,774)	(1,150)
Other long-term liabilities	(8,846)	2,611
Net cash used in operating activities	$(3,460)	$(6,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,584)	(5,516)
Proceeds from the sale of property and equipment	34	2,700
Acquisition of business, net of cash acquired	—	(10,792)
Net cash used in investing activities	$(8,550)	$(13,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(1,700)	(1,688)
Debt issuance costs	—	(60)
Payment for contingent consideration liability	(1,394)	—
Dividends paid	(45)	(45)
Payment for employee taxes withheld from stock awards	(128)	(136)
Net cash used in financing activities	$(3,267)	$(1,929)
Effect of foreign currency on cash	311	(171)
Net change in cash and restricted cash	(14,966)	(22,691)
Cash and restricted cash at beginning of period	40,519	25,579
Cash and restricted cash at end of period	$25,553	$2,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at March 31, 2018	$1	$15	$174	$154,664	$138,782	$510	$(19,867)	$274,279
Preferred dividends paid	—	—	—	—	(22)	—	—	$(22)
Compensation expense for restricted stock	—	—	—	761	—	—	—	$761
Tax related items for share based awards	—	—	—	(82)	—	—	—	$(82)
Currency translation adjustment	—	—	—	—	—	—	(1,134)	$(1,134)
Net income	—	—	—	—	11,562	1	—	$11,563
Balances at June 30, 2018	$1	$15	$174	$155,343	$150,322	$511	$(21,001)	$285,365

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at December 31, 2017	$1	$15	$174	$153,088	$134,254	$567	$(19,490)	$268,609
Preferred dividends paid	—	—	—	—	(45)	—	—	$(45)
Compensation expense for restricted stock	—	—	—	1,497	—	—	—	$1,497
Tax related items for share based awards	—	—	—	(136)	—	—	—	$(136)
Issuance of shares of common stock	—	—	—	894	—	—	—	$894
Currency translation adjustment	—	—	—	—	—	—	(1,511)	$(1,511)
Net income	—	—	—	—	16,113	(56)	—	$16,057
Balances at June 30, 2018	$1	$15	$174	$155,343	$150,322	$511	$(21,001)	$285,365

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at March 31, 2019	$1	$15	$174	$156,651	$177,003	$1,302	$(18,565)	$316,581
Preferred dividends paid	—	—	—	—	(22)	—	—	$(22)
Compensation expense for restricted stock	—	—	—	524	—	—	—	$524
Tax related items for share based awards	—	—	—	(84)	—	—	—	$(84)
Issuance of shares of common stock	—	—	—	—	—	—	—	$—
Currency translation adjustment	—	—	—	—	—	—	(139)	$(139)
Net income	—	—	—	—	13,459	(109)	—	$13,350
Balances at June 30, 2019	$1	$15	$174	$157,091	$190,440	$1,193	$(18,704)	$330,210

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at December 31, 2018	$1	$15	$174	$156,190	$169,735	$1,406	$(19,267)	$308,254
Preferred dividends paid	—	—	—	—	(45)	—	—	$(45)
Compensation expense for restricted stock	—	—	—	1,029	—	—	—	$1,029
Tax related items for share based awards	—	—	—	(128)	—	—	—	$(128)
Issuance of shares of common stock	—	—	—	—	—	—	—	$—
Currency translation adjustment	—	—	—	—	—	—	563	$563
Net income	—	—	—	—	20,750	(213)	—	$20,537
Balances at June 30, 2019	$1	$15	$174	$157,091	$190,440	$1,193	$(18,704)	$330,210

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019. The results of operations for three and six months ended June 30, 2019 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for three and six months ended June 30, 2019 and June 30, 2018, condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, condensed consolidated statements of cash flows for the six months ended June 30, 2019 and June 30, 2018, and condensed consolidated statement of equity for three and six months ended June 30, 2019 and June 30, 2018. All such adjustments represent normal recurring items.

All inter-company accounts and transactions have been eliminated upon consolidation.

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

Accounting Pronouncements Not Yet Adopted

Intangibles-Goodwill and Other. In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract based on a consensus of the FASB’s Emerging Issues Task Force (EITF) that requires implementation costs incurred by customers in cloud computing arrangements (CCAs) to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40, “Intangibles-Goodwill and Other-Internal-Use Software”. The ASU does not affect the accounting by cloud service providers, other software vendors or customers’ accounting for software licensing arrangements. The ASU will require companies to recognize deferred implementation costs to expense over the ‘term of the hosting arrangement’. Under the ASU, the term of the hosting arrangement comprises the non-cancellable period of the CCA plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which exercise of the option is controlled by the vendor. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and we will continue to assess the standard and make a determination later.

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

The new standard did have a material impact on our consolidated balance sheets related to recording right-of-use (ROU) assets and the corresponding lease liabilities for our inventory of operating leases. In January 2019, we recorded a ROU Asset and total lease liability obligations of approximately $72 million each. The new standard did not have a material impact on our consolidated statements of operations and had no impact on cash flows.

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

The lease expenses were as follows (in thousands):

		Three Months Ended June 30,	Six Months Ended June 30,
Lease cost	Classification	2019
Short-term lease expense	SG&A expenses(*)	$291	$560
Other operating lease cost	SG&A expenses(*)	6,044	11,877
Total operating lease cost		$6,335	$12,437
(*) Manufacturing equipment and some vehicle rental expenses are included in the cost of sales.

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30,
Lease	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,138
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$5,740

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	June 30, 2019	March 31, 2019	Impact of ASC 842 Transition
Assets
Operating	Operating lease right-of-use assets	$69,094	$70,851	$72,679

Liabilities
Current operating	Short-term operating lease liabilities	17,887	17,661	18,762
Non-current operating	Long-term operating lease liabilities	51,188	52,993	53,654
Total operating lease liabilities		$69,075	$70,654	$72,416

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments for lease commenced on or after January 1, 2019. We used our incremental borrowing rate as of the transition date of January 1, 2019 for operating leases that commenced prior to transition.

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases (*)
2019 (excluding 6 months ended 6/30/2019)	$11,577
2020	20,123
2021	16,813
2022	12,630
2023	7,580
Thereafter	13,464
Total lease payments	$82,187
Less: imputed interest	13,112
Present value of lease liabilities	$69,075

(*) Operating lease payments exclude $1.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

Contractual obligations related to operating leases as of December 31, 2018, under ASC 840 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$22,096	$33,825	$18,379	$11,022	$85,322

Lease term and discount rate	Six Months Ended June 30,
Weighted average remaining lease term (years)
Operating lease	5.17
Weighted average discount rate
Operating lease	7.3%

For the six months ended June 30, 2019, the Company paid approximately $1.0 million in lease expenses to entities controlled by the Company's Chief Executive Officer, David Little and family.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 classified as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.  As of June 30, 2019, we recorded a $2.9 million liability for contingent consideration associated with the acquisition of Application Specialties Inc. ("ASI") in other current and long-term liabilities.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2018	$4,319
Acquisitions and settlements
Acquisitions	—
Settlements	(1,500)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	66
*Ending Balance at June 30, 2019	$2,885

The amount of total losses for the quarter included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at June 30, 2019.	$66

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at June 30, 2019	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$2,885	Discounted cash flow	Annualized EBITDA and probability of achievement

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 30, 2019 and December 31, 2018, but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility. The Company believes that the estimated fair value of such instruments at June 30, 2019 and December 31, 2018 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$119,245	$110,182
Work in process	21,145	17,344
Obsolescence reserve	(12,378)	(12,696)
Inventories	$128,012	$114,830

NOTE 7 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

Under our customized pump production contracts in our IPS segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contract assets are presented as “cost and estimated profits in excess of billings” on our Condensed Consolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our Condensed Consolidated Balance Sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$71,489	$53,595
Estimated profits, thereon	8,587	6,847
Total	80,076	60,442
Less: billings to date	50,547	38,662
Net	$29,529	$21,780

Such amounts were included in the accompanying Condensed Consolidated Balance Sheets for June 30, 2019 and December 31, 2018 under the following captions (in thousands):

	June 30, 2019	December 31, 2018
Costs and estimated profits in excess of billings	$35,484	$32,514
Billings in excess of costs and estimated profits	(5,968)	(10,696)
Translation adjustment	13	(38)
Net	$29,529	$21,780

During the six months ended June 30, 2019, $8.9 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 – INCOME TAXES

Our effective tax rate from continuing operations was a tax expense of 25.6% for the six months ended June 30, 2019 compared to a tax expense of 25.2% for the six months ended June 30, 2018. Compared to the U.S. statutory rate for the six months ended June 30, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits, foreign tax credits, other tax credits, and a favorable statutory tax rate change in a foreign jurisdiction. Compared to the U.S. statutory rate for the six months ended June 30, 2018, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 9 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	245,625	249,309	246,875	245,949
Promissory note payable (2)	1,390	1,390	1,841	1,841
Total long-term debt	247,015	250,699	248,716	247,790
Less: current portion	(3,420)	(3,458)	(3,407)	(3,398)
Long-term debt less current maturities	$243,595	$247,241	$245,309	$244,392

(1) Carrying value amounts do not include unamortized debt issuance costs of $7.4 million and $8.3 million for June 30, 2019 and December 31, 2018, respectively.
(2) Note payable in monthly installments at 2.9% through January 2021, collateralized by equipment.

The fair value measurements used by the Company are considered Level 2 inputs, as defined in the fair value hierarchy. The fair value estimates were based on quoted prices for identical or similar securities.

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of June 30, 2019.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Weighted average shares outstanding	17,596	17,558	17,581	17,538
Net income attributable to DXP Enterprises, Inc.	$13,459	$11,562	$20,750	$16,113
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$13,437	$11,540	$20,705	$16,068
Per share amount	$0.76	$0.66	$1.18	$0.92

Diluted:
Weighted average shares outstanding	17,596	17,558	17,581	17,538
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	18,436	18,398	18,421	18,378
Net income attributable to common shareholders	$13,437	$11,540	$20,705	$16,068
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc.	$13,459	$11,562	$20,750	$16,113
Per share amount	$0.73	$0.63	$1.13	$0.88

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended June 30,
	2019				2018
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$184,444	$—	$48,385	$232,829	$176,191	$—	$40,127	$216,318
Inventory management services (recognized over contract life)	—	—	3,927	$3,927	—	—	3,267	$3,267
Staffing services (day-rate basis)	15,534	—	—	$15,534	17,385	—	—	$17,385
Customized pump production (recognized over time)	—	81,028	—	$81,028	—	74,257	—	$74,257
Total Revenue	$199,978	$81,028	$52,312	$333,318	$193,576	$74,257	$43,394	$311,227
Income from operations	$23,230	$12,028	$3,784	$39,042	$21,933	$8,956	$4,255	$35,144

	Six Months Ended June 30,
	2019				2018
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$356,112	$—	$94,770	$450,882	$336,734	$—	$79,830	$416,564
Inventory management services (recognized over contract life)	—	—	7,865	$7,865	—	—	6,497	$6,497
Staffing services (day-rate basis)	30,045	—	—	$30,045	32,203	—	—	$32,203
Customized pump production (recognized over time)	—	155,751	—	$155,751	—	141,899	—	$141,899
Total Revenue	$386,157	$155,751	$102,635	$644,543	$368,937	$141,899	$86,327	$597,163
Income from operations	$42,210	$18,827	$7,870	$68,907	37,762	15,338	8,309	$61,409

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income for reportable segments	$39,042	$35,144	$68,907	$61,409
Adjustment for:
Amortization of intangible assets	3,803	4,119	7,617	8,477
Corporate expenses	12,392	10,965	23,627	21,723
Income from operations	$22,847	$20,060	37,663	31,209
Interest expense	4,885	6,137	9,925	11,178
Other income, net	185	(1,416)	152	(1,438)
Income before income taxes	$17,777	$15,339	$27,586	$21,469

The Company's identifiable assets by segments are as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
Service Centers	$456,310	$402,944
Innovative Pumping Solutions	227,085	188,765
Supply Chain Services	61,835	53,517
Total Identifiable Assets	$745,230	$645,226

The Company had identifiable assets at Corporate of $41.4 million and $54.7 million, as of June 30, 2019 and December 31, 2018.

NOTE 13 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim Condensed Consolidated Financial Statements were issued. There were no subsequent events that required recognition or disclosure unless elsewhere identified in this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and six months ended June 30, 2019 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q, and the consolidated financial statements and notes thereto included in our annual and quarterly reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

	Three Months Ended June 30,
	2019	%	2018	%
Sales	$333,318	100.0%	$311,227	100.0%
Cost of sales	241,331	72.4%	226,111	72.7%
Gross profit	$91,987	27.6%	$85,116	27.3%
Selling, general and administrative expenses	69,140	20.7%	65,056	20.9%
Income from operations	$22,847	6.9%	$20,060	6.4%
Other (income) expense, net	185	0.1%	(1,416)	(0.5)%
Interest expense	4,885	1.5%	6,137	2.0%
Income before income taxes	$17,777	5.3%	$15,339	4.9%
Provision for income taxes (benefit)	4,427	1.3%	3,776	1.2%
Net income	$13,350	4.0%	$11,563	3.7%
Net (loss) income attributable to noncontrolling interest	(109)	—	1	—
Net income attributable to DXP Enterprises, Inc.	$13,459	4.0%	$11,562	3.7%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.76		$0.66
Diluted earnings per share	0.73		$0.63

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

SALES. Sales for the three months ended June 30, 2019 increased $22.1 million, or 7.1%, to approximately $333.3 million from $311.2 million for the prior year's corresponding period. This sales increase is the result of an increase in our SCS, IPS and SC segments of $8.9 million, $6.8 million and $6.4 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Three Months Ended June 30,
	2019	2018	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$199,978	$193,576	$6,402	3.3%
Innovative Pumping Solutions	81,028	74,257	6,771	9.1%
Supply Chain Services	52,312	43,394	8,918	20.6%
Total DXP Sales	$333,318	$311,227	$22,091	7.1%

Supply Chain Services segment. Sales for the SCS segment increased by $8.9 million, or 20.6%, for the three months ended June 30, 2019, compared to the prior year's corresponding period. The improved sales are primarily related to increased sales to customers in the medical device, aerospace, oil and gas and food and beverage industries as a result of new locations.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $6.8 million, or 9.1% for the three months ended June 30, 2019 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in U.S. crude oil production. In addition there was an increase in the worldwide rig count partially offset by a decline in the North American rig count during the first six months of 2019 compared to the prior year corresponding period. This level of IPS sales might continue, or improve, during the remainder of 2019, if the overall rig count and U.S. crude oil production remain at levels experienced during the first six months of 2019.

Service Centers segment. Sales for the Service Centers segment increased by $6.4 million, or 3.3% for the three months ended June 30, 2019 compared to the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If the overall rig count and U.S. crude oil production remain at levels experienced during the first six months of 2019, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2019.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2019 increased by approximately 25 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 377 basis point increase in the gross profit percentage in our IPS segment, partially offset by 101 basis point decrease in the gross profit percentage in our SCS segment and 62 basis point decrease in the gross profit percentage in our SC segment. Gross profit for the IPS segment increased as a result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the overall rig count and U.S. crude oil production compared to the corresponding period in 2018.

Innovative Pumping Solutions segment. As a percentage of sales, the second quarter gross profit percentage for the IPS segment increased approximately 377 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $3.1 million or 34.3%, primarily as a result of the above mentioned increase in sales.

Service Centers segment. As a percentage of sales, the second quarter gross profit percentage for the Service Centers decreased approximately 62 basis points from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $1.3 million, or 5.9%. The increase in operating income is primarily the result of the improved sales.

Supply Chain Services segment. Gross profit as a percentage of sales decreased approximately 101 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation. Operating income for the second quarter of 2019 decreased $0.5 million compared to the prior year's corresponding period mainly due to an increase in SG&A expense of $2.0 million primarily related to payroll and incentive compensation offset by an increase in gross profit of $1.5 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended June 30, 2019 increased by approximately $4.1 million, or 6.3%, to $69.1 million from $65.1 million for the prior year's corresponding period. The overall increase in SG&A is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the second quarter of 2019, is a result of the increase in sales. The second quarter 2019 expense decreased 16 basis points to 20.7% from 20.9% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the second quarter of 2019 increased by $2.8 million to $22.8 million, from $20.1 million in the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the second quarter of 2019 decreased $1.3 million compared with the prior year's corresponding period mainly due to third party fees of $0.9 million and $60 thousand of accelerated deferred debt issuance cost in connection with the Repricing Amendment in June 2018.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 24.9% for the three months ended June 30, 2019 compared to a tax expense of 24.6% for the three months ended June 30, 2018. Compared to the U.S. statutory rate for the three months ended June 30, 2019, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits, foreign tax credits, other tax credits, and a favorable statutory rate change in a foreign jurisdiction.

Compared to the U.S. statutory rate for the three months ended June 30, 2018, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

	Six Months Ended June 30,
	2019	%	2018	%
Sales	$644,543	100.0%	$597,163	100.0%
Cost of sales	468,356	72.7%	435,602	72.9%
Gross profit	$176,187	27.3%	$161,561	27.1%
Selling, general and administrative expenses	138,524	21.5%	130,352	21.8%
Income from operations	$37,663	5.8%	$31,209	5.3%
Other (income) expense, net	152	—%	(1,438)	(0.2)%
Interest expense	9,925	1.5%	11,178	1.9%
Income before income taxes	$27,586	4.3%	$21,469	3.6%
Provision for income taxes (benefit)	7,049	1.1%	5,412	0.9%
Net income	$20,537	3.2%	$16,057	2.7%
Net loss attributable to noncontrolling interest	(213)	—	(56)	—
Net income attributable to DXP Enterprises, Inc.	$20,750	3.2%	$16,113	2.7%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$1.18		$0.92
Diluted earnings per share	$1.13		$0.88

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

SALES. Sales for the six months ended June 30, 2019 increased $47.4 million, or 7.9%, to approximately $644.5 million from $597.2 million for the prior year's corresponding period. This sales increase is the result of an increase in our SC, SCS and IPS segments of $17.2 million, $16.3 million and $13.9 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Six Months Ended June 30,
	2019	2018	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	386,157	368,937	$17,220	4.7%
Innovative Pumping Solutions	155,751	141,899	13,852	9.7%
Supply Chain Services	102,635	86,327	16,308	18.9%
Total DXP Sales	$644,543	$597,163	$47,380	7.9%

Service Centers segment. Sales for the Service Centers segment increased by $17.2 million, or 4.7% for the six months ended June 30, 2019 compared to the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If the overall rig count and U.S. crude oil production remain at levels experienced during the first six months of 2019, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2019.

Supply Chain Services segment. Sales for the SCS segment increased by $16.3 million, or 18.9%, for the six months ended June 30, 2019, compared to the prior year's corresponding period. The improved sales are primarily related to increased sales to customers in the medical device, aerospace, oil and gas and food and beverage industries as a result of new locations.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $13.9 million, or 9.8% for the six months ended June 30, 2019 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in U.S. crude oil production. In addition there was an increase in the worldwide rig count partially offset by a decline in the North American rig count during the first six months of 2019 compared to the prior year corresponding period. This level of IPS sales might continue, or improve, during the remainder of 2019, if the overall rig count and U.S. crude oil production remains at levels experienced during the first six months of 2019.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2019 increased by approximately 28 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 246 basis point increase in the gross profit percentage in our IPS segment, partially offset by 79 basis point decrease in the gross profit percentage in our SCS segment and 13 basis point decrease in the gross profit percentage in our SC segment. Gross profit for the IPS segment increased as a result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the overall rig count and U.S. crude oil production during the first six months of 2019.

Innovative Pumping Solutions segment. As a percentage of sales, the six month period gross profit percentage for the IPS segment increased approximately 246 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $3.5 million or 22.7%, primarily as a result of the above mentioned increase in sales.

Service Centers segment. As a percentage of sales, the six month period gross profit percentage for the Service Centers decreased approximately 13 basis points from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $4.4 million, or 11.8%. The increase in operating income is primarily the result of the improved sales.

Supply Chain Services segment. Gross profit as a percentage of sales decreased approximately 79 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation. Operating income for the six month period of 2019 decreased $0.4 million compared to the prior year's corresponding period mainly due to an increase in SG&A expense of $3.4 million primarily related to payroll and incentive compensation offset by an increase in gross profit of $2.9 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the six months ended June 30, 2019 increased by approximately $8.2 million, or 6.3%, to $138.5 million from $130.4 million for the prior year's corresponding period. The overall increase in SG&A is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the six month period of 2019, is a result of the increase in sales. The six month period 2019 expense decreased 34 basis points to 21.5% from 21.8% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the six months of 2019 increased by $6.5 million, or 20.7%, to $37.7 million, from $31.2 million in the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the six months period of 2019 decreased $1.3 million mainly due to third party fees of $0.9 million and $60 thousand of accelerated deferred debt issuance cost in connection with the Repricing Amendment in June 2018.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 25.6% for the six months ended June 30, 2019 compared to a tax expense of 25.2% for the six months ended June 30, 2018. Compared to the U.S. statutory rate for the six months ended June 30, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits, foreign tax credits, other tax credits, and a favorable statutory tax rate change in a foreign jurisdiction. Compared to the U.S. statutory rate for the six months ended June 30, 2018, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits and other tax credits.

Compared to the U.S. statutory rate for the six months ended June 30, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of June 30, 2019, we had cash and cash equivalents of $25.6 million and bank and other borrowings of $239.6 million. We have an $85 million Asset-Based loan facility that is due to mature in August 2022, under which we had no borrowing outstanding as of June 30, 2019.

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of financing. As a distributor of MRO products and services and fabricator of custom pumps and packages, working capital can fluctuate as a result of changes in inventory levels, accounts receivable and costs in excess of billings for project work. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing equipment and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net Cash Used in:
Operating Activities	$(3,460)	$(6,983)
Investing Activities	(8,550)	(13,608)
Financing Activities	(3,267)	(1,929)
Effect of Foreign Currency	311	(171)
Net Change in Cash	$(14,966)	$(22,691)

Operating Activities

The Company used $3.5 million of cash in operating activities during the six months ended June 30, 2019 compared to using $7.0 million of cash during the prior year's corresponding period. The $3.5 million decrease in the amount of cash used between the two periods was primarily driven by changes in costs and estimated profits in excess of billings as a result of timing or work performed and billing associated with project activity at our IPS segment.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $8.6 million compared to $13.6 million in the corresponding period in 2018. This $5.0 million decrease was primarily driven by the purchase of ASI in 2018 partially offset by investing in capital equipment and leasehold improvements. For the six months ended June 30, 2019, purchases of property and equipment was approximately $8.6 million.

Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities was $3.3 million, compared to net cash used in financing activities of $1.9 million for the corresponding period in 2018. The activity in the period was primarily attributed to the payment of contingent consideration associated with the purchase of ASI.

During the six months ended June 30, 2019, the amount available to be borrowed under our credit facility increased to $81.0 million compared to $79.3 million at December 31, 2018. This was the result of $4.0 million in letters of credit outstanding as of June 30, 2019 compared to $5.7 million in letters of credit outstanding as of December 31, 2018.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and as described below, our disclosure controls and procedures were not effective as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Bylaws, as amended on July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2018.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

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

Dated: August 7, 2019