Form 10-Q
period 2019-09-30
DXP ENTERPRISES INC
filed 2019-11-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock outstanding as of October 31, 2019: 17,603,267 par value $0.01 per share.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$327,178	$308,028	$971,721	$905,191
Cost of sales	234,474	223,958	702,830	659,560
Gross profit	92,704	84,070	268,891	245,631
Selling, general and administrative expenses	70,987	67,257	209,511	197,609
Income from operations	21,717	16,813	59,380	48,022
Other (income) expense, net	(25)	120	127	(1,318)
Interest expense	4,986	4,781	14,911	15,959
Income before income taxes	16,756	11,912	44,342	33,381
Provision for income taxes	3,606	3,550	10,655	8,962
Net income	13,150	8,362	33,687	24,419
Net income (loss) attributable to noncontrolling interest	41	(35)	(172)	(91)
Net income attributable to DXP Enterprises, Inc.	13,109	8,397	33,859	24,510
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$13,086	$8,374	$33,791	$24,442

Net income	$13,150	$8,362	$33,687	$24,419
Currency translation adjustments	(1,281)	3,390	(718)	1,880
Comprehensive income	$11,869	$11,752	$32,969	$26,299

Earnings per share :
Basic	$0.74	$0.48	$1.92	$1.39
Diluted	$0.71	$0.46	$1.84	$1.33
Weighted average common shares outstanding :
Basic	17,602	17,564	17,588	17,547
Diluted	18,442	18,404	18,428	18,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	As of
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$28,436	$40,304
Restricted cash	124	215
Accounts Receivable, net of allowance for doubtful accounts of $9,657 and $10,126	210,098	191,829
Inventories	131,916	114,830
Costs and estimated profits in excess of billings	33,898	32,514
Prepaid expenses and other current assets	6,328	4,938
Federal income taxes receivable	1,518	960
Total current assets	412,318	385,590
Property and equipment, net	58,516	51,330
Goodwill	194,052	194,052
Other intangible assets, net	56,072	67,207
Operating lease ROU assets	67,296	—
Other long-term assets	3,300	1,783
Total assets	$791,554	$699,962
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,500	$3,407
Trade accounts payable	83,174	87,407
Accrued wages and benefits	20,242	21,275
Customer advances	4,606	3,223
Billings in excess of costs and estimated profits	7,201	10,696
Short-term operating lease liabilities	17,711	—
Other current liabilities	16,544	17,269
Total current liabilities	151,978	143,277
Long-term debt, net of current maturities and unamortized debt issuance costs	235,576	236,979
Long-term operating lease liabilities	49,602	—
Other long-term liabilities	951	2,819
Deferred income taxes	11,056	8,633
Total long-term liabilities	297,185	248,431
Total liabilities	449,163	391,708
Commitments and contingencies (Note 11)
Shareholders' Equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,603,267 and 17,401,297 outstanding	174	174
Additional paid-in capital	157,426	156,190
Retained earnings	203,526	169,735
Accumulated other comprehensive loss	(19,985)	(19,267)
Total DXP Enterprises, Inc. Equity	341,157	306,848
Noncontrolling interest	1,234	1,406
Total Equity	342,391	308,254
Total liabilities and Equity	$791,554	$699,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$33,859	$24,510
Less: net loss attributable to non-controlling interest	(172)	(91)
Net income	33,687	24,419
Reconciliation of net income to net cash provided by operating activities:
Depreciation	7,270	7,135
Amortization of intangible assets	11,423	12,575
Write-off of debt issuance costs	—	60
Gain on sale of property and equipment	(9)	(1,318)
Bad debt expense	(75)	2,633
Payment of contingent consideration liability in excess of acquisition-date fair value	(106)	—
Fair value adjustment on contingent consideration	101	—
Amortization of debt issuance costs	1,406	1,337
Stock compensation expense	1,502	2,023
Deferred income taxes	2,337	240
Changes in operating assets and liabilities
Trade accounts receivable	(17,581)	(13,225)
Costs and estimated profits in excess of billings	(1,371)	(11,541)
Inventories	(17,039)	(22,468)
Prepaid expenses and other assets	1,786	(250)
Trade accounts payable and accrued expenses	(6,301)	4,291
Billings in excess of costs and estimated profits	(3,524)	1,320
Other long-term liabilities	(6,021)	2,611
Net cash provided by operating activities	$7,485	$9,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,247)	(7,705)
Proceeds from the sale of property and equipment	35	2,546
Acquisition of business, net of cash acquired	—	(10,812)
Net cash used in investing activities	$(14,212)	$(15,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(3,716)	(2,534)
Debt issuance costs	—	(60)
Payment for contingent consideration liability	(1,394)	—
Dividends paid	(68)	(68)
Payment for employee taxes withheld from stock awards	(266)	(332)
Net cash used in financing activities	$(5,444)	$(2,994)
Effect of foreign currency on cash	213	(66)
Net change in cash and restricted cash	(11,958)	(9,189)
Cash and restricted cash at beginning of period	40,519	25,579
Cash and restricted cash at end of period	$28,561	$16,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at June 30, 2018	$1	$15	$174	$155,341	$150,261	$512	$(21,001)	$285,303
Preferred dividends paid	—	—	—	—	(23)	—	—	$(23)
Compensation expense for restricted stock	—	—	—	526	—	—	—	$526
Tax related items for share based awards	—	—	—	(196)	—	—	—	$(196)
Currency translation adjustment	—	—	—	—	—	—	3,390	$3,390
Net income	—	—	—	—	8,397	(35)	—	$8,362
Balances at September 30, 2018	$1	$15	$174	$155,671	$158,635	$477	$(17,611)	$297,362

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at December 31, 2017	$1	$15	$174	$153,086	$134,193	$568	$(19,491)	$268,546
Preferred dividends paid	—	—	—	—	(68)	—	—	$(68)
Compensation expense for restricted stock	—	—	—	2,023	—	—	—	$2,023
Tax related items for share based awards	—	—	—	(332)	—	—	—	$(332)
Issuance of shares of common stock	—	—	—	894	—	—	—	$894
Currency translation adjustment	—	—	—	—	—	—	1,880	$1,880
Net income	—	—	—	—	24,510	(91)	—	$24,419
Balances at September 30, 2018	$1	$15	$174	$155,671	$158,635	$477	$(17,611)	$297,362

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at June 30, 2019	$1	$15	$174	$157,091	$190,440	$1,193	$(18,704)	$330,210
Preferred dividends paid	—	—	—	—	(23)	—	—	$(23)
Compensation expense for restricted stock	—	—	—	473	—	—	—	$473
Tax related items for share based awards	—	—	—	(138)	—	—	—	$(138)
Issuance of shares of common stock	—	—	—	—	—	—	—	$—
Currency translation adjustment	—	—	—	—	—	—	(1,281)	$(1,281)
Net income	—	—	—	—	13,109	41	—	$13,150
Balances at September 30, 2019	$1	$15	$174	$157,426	$203,526	$1,234	$(19,985)	$342,391

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balances at December 31, 2018	$1	$15	$174	$156,190	$169,735	$1,406	$(19,267)	$308,254
Preferred dividends paid	—	—	—	—	(68)	—	—	$(68)
Compensation expense for restricted stock	—	—	—	1,502	—	—	—	$1,502
Tax related items for share based awards	—	—	—	(266)	—	—	—	$(266)
Issuance of shares of common stock	—	—	—	—	—	—	—	$—
Currency translation adjustment	—	—	—	—	—	—	(718)	$(718)
Net income	—	—	—	—	33,859	(172)	—	$33,687
Balances at September 30, 2019	$1	$15	$174	$157,426	$203,526	$1,234	$(19,985)	$342,391

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019. The results of operations for three and nine months ended September 30, 2019 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for three and nine months ended September 30, 2019 and September 30, 2018, condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and September 30, 2018, and condensed consolidated statement of equity for three and nine months ended September 30, 2019 and September 30, 2018. All such adjustments represent normal recurring items.

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

Accounting Pronouncements Not Yet Adopted

Intangibles-Goodwill and Other. In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract based on a consensus of the FASB’s Emerging Issues Task Force (EITF) that requires implementation costs incurred by customers in cloud computing arrangements (CCAs) to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40, “Intangibles-Goodwill and Other-Internal-Use Software”. The ASU does not affect the accounting by cloud service providers, other software vendors or customers’ accounting for software licensing arrangements. The ASU will require companies to recognize deferred implementation costs to expense over the ‘term of the hosting arrangement’. Under the ASU, the term of the hosting arrangement comprises the non-cancellable period of the CCA plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which exercise of the option is controlled by the vendor. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We will adopt the new standard beginning January 1, 2020. We do not anticipate that the new standard will have a material impact on our results of operations.

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

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses ("CECL"). The update is intended to provide financial statement users with more useful information about expected credit losses.

We do not currently hold most of the financial instruments contemplated by the new standard, with the exception of trade receivables. CECL will become the single model to measure impairment on financial assets measured at amortized cost, which include trade receivables. Therefore, consistent with other types of financial assets measured at amortized cost, estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.
Currently, our reserve methodology for trade receivables is based on matrices in which historical loss percentages are applied to respective aging categories. CECL will require us to use a forward-looking methodology that incorporates lifetime expected credit losses. While our current reserving matrices may still be used under CECL, historical loss data will need to be combined with reasonable and supportable forecasts of future losses to determine estimated credit losses. The most visible impact of CECL will therefore be that receivables that are either current or not yet due, which today do not generally have a reserve, will have an allowance for expected credit losses.
The CECL model does not prescribe a specific methodology for developing a reasonable and supportable forecast, nor the duration of the period that losses can be forecast, nor the precision required to support the estimate. As a result, the determination of the reasonable and supportable forecast period is a judgment to be made in estimating the overall expected credit loss. Although the CECL model requires entities to perform this new evaluation for trade receivables, we generally do not expect to see a significant change in the impairment losses recognized on our trade receivables given their short-term nature. The amended guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We will adopt the new guidance beginning January 1, 2020.

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

We elected a package of transition expedients that allowed us to forgo reassessing certain conclusions reached under ASC 840 which must be elected together. All expedients in this package were applied together for all leases that commenced before the effective date, January 1, 2019, of ASC 842. As a result, in transitioning to ASC 842, for existing leases as of January 1,2019, we continued to use judgments made under ASC 840 related to embedded leases, lease classification and accounting for initial direct costs. We generally have four classes of leased assets : Real Estate related properties (such as office space, warehouses, distribution centers and land), Automobiles, Office Equipment and Manufacturing Equipment and do not utilize finance leases.

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

The lease expenses were as follows (in thousands):

		Three Months Ended September 30,	Nine Months Ended September 30,
Lease cost	Classification	2019
Short-term lease expense	SG&A expenses(*)	309	870
Other operating lease cost	SG&A expenses(*)	6,081	17,957
Total operating lease cost		$6,390	$18,827
(*) Manufacturing equipment and some vehicle rental expenses are included in the cost of sales.

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30,
Lease	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13,941
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	8,889

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	September 30, 2019	Impact of ASC 842 Transition
Assets
Operating	Operating lease right-of-use assets	67,296	72,679

Liabilities
Current operating	Short-term operating lease liabilities	17,711	18,762
Non-current operating	Long-term operating lease liabilities	49,602	53,654
Total operating lease liabilities		$67,313	$72,416

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

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases (*)
2019 (excluding 9 months ended 9/30/2019)	5,880
2020	20,841
2021	17,530
2022	13,315
2023	8,170
Thereafter	14,218
Total lease payments	$79,954
Less: imputed interest	12,641
Present value of lease liabilities	$67,313

(*) Operating lease payments exclude $1.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

Contractual obligations related to operating leases as of December 31, 2018, under ASC 840 (in thousands):

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$22,096	$33,825	$18,379	$11,022	$85,322

Lease term and discount rate	Nine Months Ended September 30, 2019
Weighted average remaining lease term (years)
Operating lease	4.8
Weighted average discount rate
Operating lease	7.3%

For the nine months ended September 30, 2019, the Company paid approximately $1.9 million in lease expenses to entities controlled by the Company's Chief Executive Officer, David Little and family.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 classified as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.  As of September 30, 2019, we recorded a $2.9 million liability for contingent consideration associated with the acquisition of Application Specialties Inc. ("ASI") in other current and long-term liabilities.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2018	$4,319
Acquisitions and settlements
Acquisitions	—
Settlements	(1,500)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	101
*Ending Balance at September 30, 2019	$2,920

The amount of total losses for the quarter included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at September 30, 2019.	$101

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at September 30, 2019	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$2,920	Discounted cash flow	Annualized EBITDA and probability of achievement

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2019 and December 31, 2018, but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility. The Company believes that the estimated fair value of such instruments at September 30, 2019 and December 31, 2018 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$122,102	$110,182
Work in process	22,509	17,344
Obsolescence reserve	(12,695)	(12,696)
Inventories	$131,916	$114,830

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$52,506	$53,595
Estimated profits, thereon	8,932	6,847
Total	61,438	60,442
Less: billings to date	34,743	38,662
Net	$26,695	$21,780

Such amounts were included in the accompanying Condensed Consolidated Balance Sheets for September 30, 2019 and December 31, 2018 under the following captions (in thousands):

	September 30, 2019	December 31, 2018
Costs and estimated profits in excess of billings	$33,898	$32,514
Billings in excess of costs and estimated profits	(7,201)	(10,696)
Translation adjustment	(2)	(38)
Net	$26,695	$21,780

During the nine months ended September 30, 2019, $10.5 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 – INCOME TAXES

Our effective tax rate from continuing operations was a tax expense of 24.0% for the nine months ended September 30, 2019 compared to a tax expense of 26.9% for the nine months ended September 30, 2018. Compared to the U.S. statutory rate for the nine months ended September 30, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits, other tax credits, and a favorable statutory tax rate change in a foreign jurisdiction. Compared to the U.S. statutory rate for the nine months ended September 30, 2018, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 9 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	245,000	246,225	246,875	245,949
Promissory note payable (2)	—	—	1,841	1,841
Total long-term debt	245,000	246,225	248,716	247,790
Less: current portion	(2,500)	(2,513)	(3,407)	(3,398)
Long-term debt less current maturities	$242,500	$243,712	$245,309	$244,392

(1) Carrying value amounts do not include unamortized debt issuance costs of $6.9 million and $8.3 million for September 30, 2019 and December 31, 2018, respectively.
(2) Note payable in monthly installments at 2.9% through January 2021, collateralized by equipment. In August 2019, the Company made a cash payment of $1.3 million to repay the outstanding promissory note payable.

The fair value measurements used by the Company are considered Level 2 inputs, as defined in the fair value hierarchy. The fair value estimates were based on quoted prices for identical or similar securities.

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of September 30, 2019.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Weighted average shares outstanding	17,602	17,564	17,588	17,547
Net income attributable to DXP Enterprises, Inc.	$13,109	$8,397	$33,859	$24,510
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$13,086	$8,374	$33,791	$24,442
Per share amount	$0.74	$0.48	$1.92	$1.39

Diluted:
Weighted average shares outstanding	17,602	17,564	17,588	17,547
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	18,442	18,404	18,428	18,387
Net income attributable to common shareholders	$13,086	$8,374	$33,791	$24,442
Convertible preferred stock dividend	23	23	68	68
Net income attributable to DXP Enterprises, Inc.	$13,109	$8,397	$33,859	$24,510
Per share amount	$0.71	$0.46	$1.84	$1.33

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended September 30,
	2019				2018
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$178,841	$—	$46,998	$225,839	$173,022	$—	$40,210	$213,232
Inventory management services (recognized over contract life)	—	—	4,284	$4,284	—	—	3,393	$3,393
Staffing services (day-rate basis)	14,886	—	—	$14,886	14,741	—	—	$14,741
Customized pump production (recognized over time)	—	82,169	—	$82,169	—	76,662	—	$76,662
Total Revenue	$193,727	$82,169	$51,282	$327,178	$187,763	$76,662	$43,603	$308,028
Income from operations	$25,071	$10,097	$3,110	$38,278	$20,590	$8,773	$3,886	$33,249

	Nine Months Ended September 30,
	2019				2018
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$534,953	$—	$141,768	$676,721	$509,756	$—	$120,040	$629,796
Inventory management services (recognized over contract life)	—	—	12,149	$12,149	—	—	9,890	$9,890
Staffing services (day-rate basis)	44,931	—	—	$44,931	46,944	—	—	$46,944
Customized pump production (recognized over time)	—	237,920	—	$237,920	—	218,561	—	$218,561
Total Revenue	$579,884	$237,920	$153,917	$971,721	$556,700	$218,561	$129,930	$905,191
Income from operations	$67,281	$28,924	$10,980	$107,185	58,353	24,109	12,196	$94,658

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income for reportable segments	$38,278	$33,249	$107,185	$94,658
Adjustment for:
Amortization of intangible assets	3,806	4,098	11,424	12,575
Corporate expenses	12,755	12,338	36,381	34,061
Income from operations	$21,717	$16,813	59,380	48,022
Interest expense	4,986	4,781	14,911	15,959
Other income, net	(25)	120	127	(1,318)
Income before income taxes	$16,756	$11,912	$44,342	$33,381

The Company's identifiable assets by segments are as follows (in thousands):

	As of September 30, 2019	As of December 31, 2018
Service Centers	$458,975	$402,944
Innovative Pumping Solutions	225,361	188,765
Supply Chain Services	60,342	53,517
Total Identifiable Assets	$744,678	$645,226

The Company had identifiable assets at Corporate of $46.9 million and $54.7 million, as of September 30, 2019 and December 31, 2018.

NOTE 13 - SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the interim Condensed Consolidated Financial Statements were issued. There were no subsequent events that required recognition or disclosure unless elsewhere identified in this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2019 should be read in conjunction with our previous annual report on Form 10-K and our quarterly reports on Form 10-Q, and the consolidated financial statements and notes thereto included in our annual and quarterly reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

	Three Months Ended September 30,
	2019	%	2018	%
Sales	$327,178	100.0%	$308,028	100.0%
Cost of sales	234,474	71.7%	223,958	72.7%
Gross profit	$92,704	28.3%	$84,070	27.3%
Selling, general and administrative expenses	70,987	21.7%	67,257	21.8%
Income from operations	$21,717	6.6%	$16,813	5.5%
Other (income) expense, net	(25)	—%	120	—%
Interest expense	4,986	1.5%	4,781	1.6%
Income before income taxes	$16,756	5.1%	$11,912	3.9%
Provision for income taxes (benefit)	3,606	1.1%	3,550	1.2%
Net income	$13,150	4.0%	$8,362	2.7%
Net (loss) income attributable to noncontrolling interest	41	—	(35)	—
Net income attributable to DXP Enterprises, Inc.	$13,109	4.0%	$8,397	2.7%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.74		$0.48
Diluted earnings per share	0.71		$0.46

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

SALES. Sales for the three months ended September 30, 2019 increased $19.2 million, or 6.2%, to approximately $327.2 million from $308.0 million for the prior year's corresponding period. This sales increase is the result of an increase in our SCS, SC and IPS segments of $7.7 million, $6.0 million and $5.5 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Three Months Ended September 30,
	2019	2018	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$193,727	$187,763	$5,964	3.2%
Innovative Pumping Solutions	82,169	76,662	5,507	7.2%
Supply Chain Services	51,282	43,603	7,679	17.6%
Total DXP Sales	$327,178	$308,028	$19,150	6.2%

Service Centers segment. Sales for the Service Centers segment increased by approximately $6.0 million, or 3.2% for the three months ended September 30, 2019 compared to the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and safety supply products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If the U.S. crude oil production remain at levels experienced during the first nine months of 2019, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2019.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $5.5 million, or 7.2% for the three months ended September 30, 2019 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in U.S. crude oil production. This level of IPS sales might continue, or improve, during the remainder of 2019, if the U.S. crude oil production remain at levels experienced during the first nine months of 2019.

Supply Chain Services segment. Sales for the SCS segment increased by $7.7 million, or 17.6%, for the three months ended September 30, 2019, compared to the prior year's corresponding period. The improved sales are primarily related to increased sales to customers in the medical device, aerospace, oil and gas and food and beverage industries as a result of new locations.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2019 increased by approximately 104 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 304 basis point increase in the gross profit percentage in our IPS segment and 77 basis point increase in the gross profit percentage in our SC segment partially offset by a 37 basis point decrease in the gross profit percentage in our SCS segment. Gross profit for the IPS segment increased as a result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the U.S. crude oil production compared to the corresponding period in 2018.

Innovative Pumping Solutions segment. As a percentage of sales, the third quarter gross profit percentage for the IPS segment increased approximately 304 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $1.3 million or 15.1%, primarily as a result of the above mentioned increase in sales.

Service Centers segment. As a percentage of sales, the third quarter gross profit percentage for the Service Centers increased approximately 77 basis points from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $4.5 million, or 21.8%. The increase in operating income is primarily the result of the improved sales.

Supply Chain Services segment. Gross profit as a percentage of sales decreased approximately 37 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation. Operating income for the third quarter of 2019 decreased $0.8 million compared to the prior year's corresponding period mainly due to an increase in SG&A expense of $2.3 million primarily related to payroll and incentive compensation offset by an increase in gross profit of $1.5 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended September 30, 2019 increased by approximately $3.7 million, or 5.5%, to $71.0 million from $67.3 million for the prior year's corresponding period. The overall increase in SG&A is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the third quarter of 2019, is a result of the increase in sales. The third quarter 2019 expense decreased 14 basis points to 21.7% from 21.8% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the third quarter of 2019 increased by $4.9 million to $21.7 million, from $16.8 million in the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the third quarter of 2019 increased $0.2 million compared with the prior year's corresponding period .

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 21.5% for the three months ended September 30, 2019 compared to a tax expense of 29.8% for the three months ended September 30, 2018. Compared to the U.S. statutory rate for the three months ended September 30, 2019, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits, other tax credits, and a favorable statutory rate change in a foreign jurisdiction.

Compared to the U.S. statutory rate for the three months ended September 30, 2018, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

	Nine Months Ended September 30,
	2019	%	2018	%
Sales	$971,721	100.0%	$905,191	100.0%
Cost of sales	702,830	72.3%	659,560	72.9%
Gross profit	$268,891	27.7%	$245,631	27.1%
Selling, general and administrative expenses	209,511	21.6%	197,609	21.8%
Income from operations	$59,380	6.1%	$48,022	5.3%
Other (income) expense, net	127	—%	(1,318)	(0.1)%
Interest expense	14,911	1.5%	15,959	1.8%
Income before income taxes	$44,342	4.6%	$33,381	3.7%
Provision for income taxes (benefit)	10,655	1.1%	8,962	1.0%
Net income	$33,687	3.5%	$24,419	2.7%
Net loss attributable to noncontrolling interest	(172)	—	(91)	—
Net income attributable to DXP Enterprises, Inc.	$33,859	3.5%	$24,510	2.7%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$1.92		$1.39
Diluted earnings per share	$1.84		$1.33

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

SALES. Sales for the nine months ended September 30, 2019 increased $66.5 million, or 7.3%, to approximately $971.7 million from $905.2 million for the prior year's corresponding period. This sales increase is the result of an increase in our SCS, SC and IPS segments of $24.0 million, $23.2 million and $19.4 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Nine Months Ended September 30,
	2019	2018	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	579,884	556,700	$23,184	4.2%
Innovative Pumping Solutions	237,920	218,561	19,359	8.9%
Supply Chain Services	153,917	129,930	23,987	18.5%
Total DXP Sales	$971,721	$905,191	$66,530	7.3%

Service Centers segment. Sales for the Service Centers segment increased by $23.2 million, or 4.2% for the nine months ended September 30, 2019 compared to the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and metal working products to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If the U.S. crude oil production remain at levels experienced during the first nine months of 2019, this level of sales to the oil and gas industry might continue, or improve, during the remainder of 2019.

Supply Chain Services segment. Sales for the SCS segment increased by $24.0 million, or 18.5%, for the nine months ended September 30, 2019, compared to the prior year's corresponding period. The improved sales are primarily related to increased sales to customers in the medical device, aerospace, oil and gas and food and beverage industries as a result of new locations.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $19.4 million, or 8.9% for the nine months ended September 30, 2019 compared to the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in U.S. crude oil production. This level of IPS sales might continue, or improve, during the remainder of 2019, if the U.S. crude oil production remains at levels experienced during the first nine months of 2019.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2019 increased by approximately 54 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 266 basis point increase in the gross profit percentage in our IPS segment and 17 basis point increase in the gross profit percentage in our SC segment partially offset by 65 basis point decrease in the gross profit percentage in our SCS segment. Gross profit for the IPS segment increased as a result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in the U.S. crude oil production during the first nine months of 2019.

Innovative Pumping Solutions segment. As a percentage of sales, the nine month period gross profit percentage for the IPS segment increased approximately 266 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $4.8 million or 20.0%, primarily as a result of the above mentioned increase in sales.

Service Centers segment. As a percentage of sales, the nine month period gross profit percentage for the Service Centers increased approximately 17 basis points from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $8.9 million, or 15.3%. The increase in operating income is primarily the result of the improved sales.

Supply Chain Services segment. Gross profit as a percentage of sales decreased approximately 65 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation. Operating income for the nine month period of 2019 decreased $1.2 million compared to the prior year's corresponding period mainly due to an increase in SG&A expense of $5.7 million primarily related to payroll and incentive compensation offset by an increase in gross profit of $4.5 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the nine months ended September 30, 2019 increased by approximately $11.9 million, or 6.0%, to $209.5 million from $197.6 million for the prior year's corresponding period. The overall increase in SG&A is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the nine month period of 2019, is a result of the increase in sales. The nine month period 2019 expense decreased 27 basis points to 21.6% from 21.8% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the nine months ended September 30, 2019 increased by $11.4 million, or 23.7%, to $59.4 million, from $48.0 million in the prior year's corresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2019 decreased $1.0 million mainly due to third party fees of $0.9 million and $60 thousand of accelerated deferred debt issuance cost in connection with the Repricing Amendment in June 2018.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 24.0% for the nine months ended September 30, 2019 compared to a tax expense of 26.9% for the nine months ended September 30, 2018. Compared to the U.S. statutory rate for the nine months ended September 30, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits, other tax credits, and a favorable statutory tax rate change in a foreign jurisdiction.

Compared to the U.S. statutory rate for the nine months ended September 30, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of September 30, 2019, we had cash and cash equivalents of $28.6 million and bank and other borrowings of $238.1 million. We have an $85 million Asset-Based loan facility that is due to mature in August 2022, under which we had no borrowing outstanding as of September 30, 2019.

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

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net Cash Provided by (Used in):
Operating Activities	$7,485	$9,842
Investing Activities	(14,212)	(15,971)
Financing Activities	(5,444)	(2,994)
Effect of Foreign Currency	213	(66)
Net Change in Cash	$(11,958)	$(9,189)

Operating Activities

The Company generated $7.5 million of cash in operating activities during the nine months ended September 30, 2019 compared to generating $9.8 million of cash during the prior year's corresponding period. The $2.4 million decrease in the amount of cash generated between the two periods was primarily driven by the timing of payments associated with trade accounts payable and inventory purchases.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $14.2 million compared to $16.0 million in the corresponding period in 2018. This $1.7 million decrease was primarily driven by the purchase of ASI in 2018 partially offset by investing in capital equipment and leasehold improvements. For the nine months ended September 30, 2019, purchases of property and equipment was approximately $14.2 million.

Financing Activities

For the nine months ended September 30, 2019, net cash used in financing activities was $5.4 million, compared to net cash used in financing activities of $3.0 million for the corresponding period in 2018. The activity in the period was primarily attributed to the payment of contingent consideration of $1.4 million associated with the purchase of ASI and the payment of $1.3 million to repay an outstanding promissory note.

During the nine months ended September 30, 2019, the amount available to be borrowed under our credit facility increased to $81.0 million compared to $79.3 million at December 31, 2018. This was the result of $4.0 million in letters of credit outstanding as of September 30, 2019 compared to $5.7 million in letters of credit outstanding as of December 31, 2018.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and as described below, our disclosure controls and procedures were not effective as of September 30, 2019.
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
Changes in Internal Control over Financial Reporting

Except as described above, there are no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
 DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-213226), filed with the Commission on August 19, 2016).

10.2
Amendment to the DXP Enterprises, Inc. 2016 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-233420), filed with the Commission on August 22, 2019).

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

Dated: November 7, 2019