Form 10-K
period 2019-12-31
DXP ENTERPRISES INC
filed 2020-03-13
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to
Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5301 Hollister, Houston, Texas	77040	(713) 996-4700
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock par value $0.01	DXPE	NASDAQ Global Select Market

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 28, 2019 was $605.1 million based on the closing sale price as reported on the NASDAQ Stock Market System.

Number of shares of registrant's Common Stock outstanding as of February 28, 2020: 17,647,751.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2020 annual meeting of shareholders are incorporated by reference into Part III hereof.
The 2020 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DESCRIPTION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “plans”, or “anticipates”, or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in customer preferences and attitudes, changes in government regulations, our ability to effectively integrate businesses we may acquire, our success in remediating our internal control weaknesses, new or modified statutory or regulatory requirements, increased shipping and third-party transportation costs, risks associated with operating in foreign countries, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, pandemics, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, and our ability to obtain financing on favorable terms or amend our credit facilities as needed and our ability to service the debt. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

DXP was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc., founded in 1908. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). Sales, operating income, and other financial information for 2019, 2018 and 2017, and identifiable assets at the close of such years for our business segments are presented in Note 19 – Segment and Geographical Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Our total sales have increased from $125 million in 1996 to $1.3 billion in 2019 through a combination of internal growth and business acquisitions. At December 31, 2019, we operated from 155 locations which included 35 states in the U.S., nine provinces in Canada and one location in Dubai serving customers engaged in a variety of industrial end markets. We have grown sales and profitability by adding additional products, services, and locations and becoming customer driven experts in maintenance, repair and operating solutions.

Our principal executive office is located at 5301 Hollister Houston, Texas 77040, and our telephone number is (713) 996-4700. Our website address on the internet is www.dxpe.com and emails may be sent to info@dxpe.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report.

Industry Overview

The industrial distribution market is highly fragmented. Based on 2018 sales as reported by Industrial Distribution magazine, we were the 16 th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Business Segments

The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. In addition to the three business segments, our consolidated financial results include "Corporate and other expenses" which includes costs related to our centralized support functions, consisting, of accounting and finance, information technology, human resources, legal, inventory management & procurement and other support services and removes inter-company transactions. The following table sets forth DXP’s sales by business segments as of December 31, 2019. See Results of Operations under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for further information on our segments’ financial results.

Segment	2019 Sales (in millions)	% of Sales	End-Markets	Locations	Employees
SC	762.3	60.2%	Oil & Gas, Food & Beverage, General Industrial, Chemical & Petrochemical, Transportation, Aerospace	141 service centers, 4 distribution centers	1,586

IPS	303.7	24.0%	Oil & Gas Food & Beverage, Mining & Transportation	10 fabrication facilities	498

SCS	201.3	15.9%	Oil & Gas Mining Utilities	89 customers facilities'	406

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

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2019, our Service Centers’ products and services were distributed from 141 service centers and 4 distribution centers. DXP Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, food and beverage, petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal, agriculture and pulp and paper.

The Service Centers segment’s long-lived assets are located in the United States, Canada and Dubai. Approximately 10.1% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Conducting Business in Foreign Countries”.

At December 31, 2019, the Service Centers segment had approximately 1,586 employees, all of whom were full-time.

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

At December 31, 2019, the Innovative Pumping Solutions segment operated out of 10 facilities, eight of which are located in the United States and two in Canada.

Approximately 3.3% of the IPS segment’s long-lived assets are located in Canada and the remainder are located in the U.S. Approximately 6.2% of the IPS segment’s 2019 revenues were recognized in Canada and 93.8% were in the U.S.

At December 31, 2019, the IPS segment had approximately 498 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $101.1 million and $124.2 million at December 31, 2019 and 2018, respectively.

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

At December 31, 2019, the Supply Chain Services segment operated supply chain installations in 89 of our customers’ facilities.

All of the SCS segment’s long-lived assets are in the U.S. and the majority of the SCS segment’s 2019 revenues were recognized in the U.S.

At December 31, 2019, the Supply Chain Services segment had approximately 406 employees, all of whom were full-time.

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

The Company has operations in the United States of America, Canada and Dubai. Information regarding financial data by geographic areas is set forth in Note 19 - Segment and Geographical Reporting of the Notes to Consolidated Financial Statements.

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 37 acquisitions across our three business segments.

On January 31, 2020, the Company completed the acquisition of Turbo Machinery Repair (“Turbo”), a pump and industrial equipment repair, maintenance, machining and labor services company. The purchase of Turbo was funded with cash on hand.

On January 2, 2020, the Company completed the acquisition of Pumping Systems, Inc. (“PSI”), a distributor of pumps, systems and related services. The PSI acquisition was funded with cash on hand as well as issuing DXP's common stock.

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. (“ASI”), a distributor of cutting tools, abrasives, coolants and machine shop supplies. DXP paid approximately $11.7 million for ASI at closing plus an additional earn-out provision for up to $4.6 million. The purchase was financed with $10.8 million of cash on hand as well as issuing $0.9 million of DXP’s common stock, and the potential earnout extends for a three period.

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

Employees

At December 31, 2019, DXP had 2,747 employees, all of whom were full-time.

Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of each officer’s business experience as of March 9, 2020. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	AGE	TITLE
David R. Little	68	Chairman of the Board, President and Chief Executive Officer
Kent Yee	44	Senior Vice President/Chief Financial Officer
Gene Padgett	49	Senior Vice President/Chief Accounting Officer
David C. Vinson	69	Senior Vice President/Innovative Pumping Solutions
John J. Jeffery	52	Senior Vice President/Supply Chain Services
Todd Hamlin	48	Senior Vice President/Service Centers
Chris Gregory	45	Senior Vice President/Information Technology

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

Our manufacturers may cancel our oral or written distribution authorizations upon little or no notice, which could adversely impact our revenues and profits from distributing certain manufacturer’s products.

We are authorized to distribute certain manufacturers’ products in specific geographic areas and all of our oral or written distribution authorizations are subject to cancellation by the manufacturer, some upon little or no notice. If certain manufacturers cancel the distribution authorizations they granted to us, our distribution of their products could be disrupted and such occurrence could have a material adverse effect on our results of operations and financial conditions.

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

Pandemic or other public health crisis could result in disruptions in supply chain, decreased customer demand, lower oil price and volatility in the stock market and the global economy, which could negatively impact our operations.

Pandemic or other public health crisis occurring at our or our vendors’ facilities could adversely impact or disrupt our operations, negatively affect the local economies where we operate and these types of events could negatively impact our customers’ spending in the impacted regions or depending upon the severity, globally, which could adversely impact our business, reputation, results of operations or financial conditions. For example, since December 2019, a strain of 2019 Novel Coronavirus (“COVID-19”) has surfaced from China and has spread into several regions globally, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil prices, lockdown in international travels, which could adversely impact the global economy and potential decreased demand from our customers. At this point, the extent to which the COVID-19 virus may impact our operation results is uncertain.

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

We are subject to various government regulations, the cost of compliance of such regulations could increase our cost of conducting business and any violations of such regulations could materially adversely affect our financial condition or results of operations.

We are subject to laws and regulations in every jurisdiction where we operate. Compliance with laws and regulations increases our cost of doing business. We are subject to a variety of laws and regulations, including without limitation import and export requirements, the Foreign Corrupt Practices Act (the “FCPA”), tax laws (including U.S. taxes on our foreign subsidiaries), data privacy requirements, labor laws and anti-competition regulations. We are also subject to audits and inquiries in the ordinary course of business. Changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Our employees, contractors or agents may violate laws and regulations despite our attempts to implement policies and procedures to comply with such laws and regulations. Any such violations could individually or in the aggregate materially adversely affect our financial condition or results of operations.

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

A general slowdown in the economy could negatively impact DXP’s sales growth and profitability.

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

Tax changes could affect our effective tax rate and profitability.

Future results could be adversely affected by changes in the effective tax rate as a result of changes in our overall profitability and changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax legislation, the valuation of deferred tax assets and liabilities, the results of the examination of previously filed tax returns and continuing assessment of the Company's tax exposure.

Risks associated with conducting business in foreign countries.

We conduct a meaningful amount of business outside of the United States of America. We could be adversely affected by economic, legal, political and regulatory developments in countries that we conduct business in. We have meaningful operations in Canada in which the functional currency is denominated in Canadian dollars. We also have operations in Dubai, where the functional currency is dirham. As the value of currencies in foreign countries in which we have operations increases or decreases related to the U.S. dollar, the sales, expenses, profits, losses assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Moreover, our international operations subject us to a variety of foreign laws and regulations, including without limitation, import and export requirements, the FCPA, U.S. and foreign tax laws, data privacy requirements, labor laws and anti-competition regulations. Our employees, contractors or agents may violate laws and regulations despite our attempts to implement policies and procedures to comply with such laws and regulations. Any such violations could individually or in the aggregate materially adversely affect our financial condition or results of operations.

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

Risks associated with acquisition strategy.

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

Risks related to acquisition financing.

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

Our failure to comply with financial covenants of our credit facilities may adversely affect our results of operations and our financial conditions.

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

We may not be able to refinance on favorable terms or may not refinance, extend or repay our debt, which could adversely affect our results of operations or may result in default of our debt.

We may not be able to refinance existing debt or the terms of any refinancing may not be as favorable as the terms of our existing debt. If principal payments due upon default or at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant payments come due. If such circumstance happens, our business, reputation, results of operations or financial condition could be adversely affected and our existing debt could be in default.

Goodwill and intangible assets recorded as a result of our acquisitions could become impaired.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. As of December 31, 2019, our combined goodwill and intangible assets amounted to $246.6 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

Risks associated with insurance.

In the ordinary course of business we at times may become the subject of various claims, lawsuits or administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to acquisition. The products we distribute, and/or manufacture, are subject to inherent risks that could result in personal injury, property damage, pollution, death or loss of production.

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

Risks associated with cyber-security.

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

The nature of our manufactured products carries the possibility of significant product liability and warranty claims, which could harm our business and future results

Customers use some of our products, in particular manufactured pumps and pump packages, in potentially harmful and high-risk applications that may in some instances can cause personal injury or loss of life and/or damage to property, equipment or the environment. In addition, our products are integral to the production process for some end-users, and a failure of our products could result in a business interruption of their operations. Although we maintain quality controls and procedures, our products may not be completely free from defects and/or malfunction or failure. We maintain various levels and types of insurance coverage that we believe are adequate and commensurate with normal industry practice for a company of our risk profile, relative size, and we further limit our liability by contract wherever possible. However, as described earlier, insurance may not be available or adequate to cover all potential liability. We could be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment is installed or services have been or are being used.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own seven of our facilities while the remainder of our facilities are leased. At December 31, 2019, we had approximately 155 facilities which contained 141 services centers, 4 distribution centers and 10 fabrication facilities.

At December 31, 2019, the Service Centers segment operated out of 141 service center facilities. Of these facilities, 112 were located in the U.S. in 35 states, 28 were located in nine Canadian provinces and one was located in Dubai. All of the distribution centers were located in the U.S., specifically in Texas, Montana and Nebraska. At December 31, 2019, the Innovative Pumping Solutions segment operated out of 10 fabrication facilities located in two states in the U.S. and two provinces in Canada. At December 31, 2019, the Supply Chain Services segment operated supply chain installations in 89 of our customers’ facilities in 26 U.S. states and one in Canada.

At December 31, 2019, our owned facilities ranged from 5,000 square feet to 45,000 square feet in size. We leased facilities for terms generally ranging from one to fifteen years. The leased facilities ranged from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

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

On February 28, 2020, we had approximately registered 367 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of DXP’s common stock to the NASDAQ Industrial Index and a customized peer group of three companies that includes: NOW Inc., MRC Global Inc. and Applied Industrial Technologies Inc. The graph assumes that the value of the investment in DXP’s common stock and in each index was $100 at December 31, 2014 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Total Return to Shareholder
(Assumes a $100 investment on December 31, 2014)
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
12/31/2014
12/31/2015
12/30/2016
12/30/2017
12/30/2018
12/30/2019
DXP Enterprises
Peer Group
Nasdaq Industrial

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2019:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	144,250	$32.71	697,797	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	144,250	$32.71	697,797	(1)
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

Repurchases of Common Stock

During 2019, 2018 and 2017 the Company withheld 7,760, 12,122 and 30,500 shares, respectively, to satisfy tax withholding obligations in connection with vesting of employee equity awards.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2019 has been derived from our audited Consolidated Financial Statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Years Ended December 31
	2019	2018	2017	2016	2015(1)
		(in thousands, except per share amounts)
Consolidated Statements of Earnings Data:
Sales	$1,267,189	$1,216,197	$1,006,782	$962,092	$1,247,043
Gross Profit	347,224	332,208	271,581	264,802	351,986
Operating income (loss)	66,122	68,451	33,490	19,332	(27,916)
Net income (loss)	35,775	35,521	16,529	7,151	(39,070)
Net loss attributable to non-controlling interest	(260)	(111)	(359)	(551)	(534)
Net income (loss) attributable to DXP	$36,035	$35,632	$16,888	$7,702	$(38,536)
Earnings per share:
Basic earnings (loss)(2)	$2.04	$2.02	$0.97	$0.51	$(2.68)
Diluted earnings (loss)(2)	$1.96	$1.94	$0.93	$0.49	$(2.68)
(1)The impairment expense in 2015, reduced operating income by $68.7 million, increased the net loss by $58.4 million, and increased basic and diluted loss per share by $4.05.
(2) See Note 13 - Earnings per Share Data of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

	Years Ended December 31
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash(1)	$54,327	$40,519	$25,579	$1,590	$1,693
Net Working Capital (2)	208,483	205,201	170,892	140,430	166,667
Total Assets	788,220	699,962	639,083	602,052	674,984
Long-term Debt Obligations	241,875	245,309	248,716	174,323	300,726
Total Shareholders’ Equity	$344,948	$308,254	$268,546	$252,549	$198,870
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

General Overview

DXP's products are marketed in the United States, Canada and Dubai to customers that are engaged in a variety of industries, many of which may be countercyclical to each other. Demand for our products generally is subject to changes in the United States and Canada, and global and macro-economic trends affecting our customers and the industries in which they compete in particular. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

Operating Environment Overview*
	2019	2018	2017
Active Drilling Rigs**
U.S	944	1,032	875
Canada	135	191	207
International	1,098	988	948
Worldwide	2,177	2,211	2,030

Gross Domestic Product (in billions)	$21,429.0	$20,500.6	$19,485.4
West Texas Intermediate ** (per barrel)	$56.98	$65.23	$50.80
Purchasing Managers Index	47.2	54.3	59.3
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

During 2019, the growth rate of the general economy improved from 2018 while the rig count decreased, but remained higher than 2016 peaks. Sales for the year ended December 31, 2019 increased $51.0 million, or 4.2%, to approximately $1.3 billion from $1.2 billion for the prior corresponding period. The majority of the 2019 sales increase is the result of increased sales of pumps, bearings, industrial supplies, metal working and safety services to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

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

Consolidated Results of Operations

	Years Ended December 31,
	2019	%	2018	%	2017	%
	( in millions, except percentages and per share amounts)
Sales	$1,267.2	100.0	$1,216.2	100.0	$1,006.8	100.0
Cost of sales	920.0	72.6	884.0	72.7	735.2	73.0
Gross profit	$347.2	27.4	$332.2	27.3	$271.6	27.0
Selling, general & administrative expense	281.1	22.2	263.8	21.7	238.1	23.6
Operating income	$66.1	5.2	$68.4	5.6	$33.5	3.3
Other income	—	—	(1.2)	(0.1)	(0.5)	—
Interest expense	19.5	1.5	20.9	1.7	17.1	1.7
Income before income taxes	$46.6	3.7	$48.7	4.0	$16.9	1.7
Provision for income taxes	10.9	0.9	13.2	1.1	0.4	—
Net income	$35.7	2.8	$35.5	2.9	$16.5	1.6
Net loss attributable to noncontrolling interest	(0.3)	—	(0.1)	—	(0.4)	—
Net income attributable to DXP Enterprises, Inc.	$36.0	2.8	$35.6	2.9	$16.9	1.7
Per share
Basic earnings per share	$2.04		$2.02		$0.97
Diluted earnings per share	$1.96		$1.94		$0.93

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

SALES. Sales for the year ended December 31, 2019 increased $51.0 million, or 4.2%, to approximately $1.3 billion from $1.2 billion for the year ended December 31, 2018. This sales increase is the result of an increase in our SCS, SC and IPS segments of $26.8 million, $12.2 million and $12.0 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Years Ended December 31
	2019	2018	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$762,256	$750,044	$12,212	1.6%
Innovative Pumping Solutions	303,655	291,697	11,958	4.1%
Supply Chain Services	201,278	174,456	26,822	15.4%
Total DXP Sales	$1,267,189	$1,216,197	$50,992	4.2%

Service Centers Segment. Sales for the Service Centers segment increased by $12.2 million, or 1.6% for the year ended December 31, 2019, compared to the year ended December 31, 2018. This sales increase is primarily the result of increased sales of rotating equipment to customers engaged in the late upstream, midstream or downstream oil and gas markets or manufacturing equipment for these markets in connection with increased capital spending by oil and gas producers. If crude oil and natural gas prices and the drilling rig count remain at levels experienced during the year ended December 31, 2019, this level of sales to the oil and gas industry might continue, or improve, during 2020; however, signs of contraction have appeared in the oil and gas markets in early 2020.

Innovative Pumping Solutions Segment. Sales for the IPS segment increased by $12.0 million, or 4.1% for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from an increase in U.S. crude oil production during the year ended December 31, 2019. This level of IPS sales might continue, or improve, during 2020 if crude oil and natural gas prices and the drilling rig count remain at levels experienced during 2019; however, signs of contraction have appeared in the oil and gas markets in early 2020.

Supply Chain Services Segment. Sales for the SCS segment increased by $26.8 million, or 15.4%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The improved sales are primarily related to increased sales to customers in the medical device, aerospace, oil and gas and food and beverage industries as a result of new locations.

GROSS PROFIT. Gross profit as a percentage of sales for the year ended December 31, 2019 increased by approximately 9 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 95 basis points increase in the gross profit percentage in our IPS segment. These fluctuations are explained in the segment discussions below.

Service Centers Segment. As a percentage of sales, the gross profit percentage for the Service Centers increased approximately 3 basis points from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment increased $6.1 million, or 7.5%. The increase in operating income is primarily the result of the improved sales.

Innovative Pumping Solutions Segment. As a percentage of sales, 2019 gross profit percentage for the IPS segment increased approximately 95 basis points from the prior year's corresponding period primarily as a result of increased utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment decreased $5.0 million, or 14.9%, primarily as a result of an increase in SG&A expense due to increased payroll, incentive compensation and related taxes and 401(k) expenses mainly due to increased headcount offset by the above mentioned increase in sales.

Supply Chain Services Segment. Gross profit as a percentage of sales decreased approximately 40 basis points for the year ended December 31, 2019, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation. Operating income for the year ended December 31, 2019 decreased $1.8 million compared to the prior year's corresponding period mainly due to an increase in SG&A of $7.1 million as a result of increased payroll, incentive compensation and related taxes and 401(k) expenses mainly due to increased headcount partially offset by an increase in gross profit of $5.3 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for year ended December 31, 2019 increased by approximately $17.3 million, or 6.6%, to $281.1 million from $263.8 million for prior year's corresponding period. The overall increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses. The remaining increase in SG&A expense for the year ended December 31, 2019 is primarily a result of the increase in sales. As a percentage of sales, the year ended December 31, 2019 expense increased 50 basis points to 22.2% from 21.7% for the prior year's corresponding period.

OPERATING INCOME. Operating income for the year ended December 31, 2019 decreased by $2.3 million, or 3.4%, to $66.1 million from $68.5 million in the prior year's corresponding period. This decrease in operating income is primarily related to the increase in SG&A discussed above.

INTEREST EXPENSE. Interest expense for year ended December 31, 2019 decreased by $1.4 million, or 6.9%, from prior year's corresponding period primarily as a result of third party fees of $0.9 million and $60 thousand of accelerated deferred debt issuance cost in connection with the Repricing Amendment in June 2018.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 23.2% for the year ended December 31, 2019 compared to a tax expense of 27.1% for the year ended December 31, 2018. Compared to the U.S. statutory rate for the year ended December 31, 2019, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the year ended December 31, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and partially offset by research and development tax credits and other tax credits.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

SALES. Sales for the year ended December 31, 2018 increased $209.4 million, or 20.80%, to approximately $1.2 billion from $1.0 billion for the year ended December 31, 2017. Sales from a business acquired on January 1, 2018 accounted for $47.5 million of the increase in sales. Excluding the 2018 sales of the business acquired, sales for the year ended December 31, 2018 increased by $161.9 million, or 16.1% from prior year's corresponding period. This sales increase is the result of an increase in our SC, IPS and SCS segments of $108.8 million, $87.6 million and $13.0 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Years Ended December 31
	2018	2017	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$750,044	$641,275	$108,769	17.0%
Innovative Pumping Solutions	291,697	204,030	87,667	43.0%
Supply Chain Services	174,456	161,477	12,979	8.0%
Total DXP Sales	$1,216,197	$1,006,782	$209,415	20.8%

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

Innovative Pumping Solutions Segment. Sales for the IPS segment increased by $87.7 million, or 43.0% for the year ended December 31, 2018, compared to the year ended December 31, 2017. This increase was primarily the result of an increase in capital spending by oil and gas producers and related businesses stemming from an increase in the drilling rig count and the price of oil during the year ended December 31, 2018. This level of IPS sales might continue, or improve, during 2019 if crude oil and natural gas prices and the drilling rig count remain at levels experienced during 2018.

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

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for year ended December 31, 2018 increased by approximately $25.7 million, or 10.8%, to $263.8 million from $238.1 million for prior year's corresponding period. Selling, general and administrative expense from a business that was acquired accounted for $3.0 million of the increase. Excluding the 2018 expenses from the business acquired, SG&A for the year ended December 31, 2018 increased by $22.7 million, or 9.5%. The overall increase in SG&A adjusting for the business acquired is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses primarily due to increased headcount. The remaining increase in SG&A expense for the year ended December 31, 2018 is primarily a result of the increase in sales. As a percentage of sales, the year ended December 31, 2018 expense decreased 134 basis points to 22.3% from 23.6% for the prior year's corresponding period, adjusting for the business acquired, primarily as a result of the percentage increase in sales exceeding the percentage increase in SG&A.

OPERATING INCOME. Operating income for the year ended December 31, 2018 increased by $35.0 million, or 104.4%, to$68.5 million from $33.5 million in the prior year's corresponding period. The operating income from the business acquired in 2018 increased the overall operating income for the year ended December 31, 2018 in the amount of $5.0 million. Excluding the operating income from the business acquired, operating income increased $30.0 million, or 89.5% from the prior year'scorresponding period. This increase in operating income is primarily related to the increase in sales discussed above.

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

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 27.1% for the year ended December 31,2018 compared to a tax expense of 2.2% for the year ended December 31, 2017. Compared to the U.S. statutory rate for the year ended December 31, 2018, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the year ended December 31, 2017, the effective tax rate was increased by state taxes and nondeductible expenses. The effective tax rate decreased because of the remeasurement of our net deferred income tax liabilities, lower income tax rates on income earned in foreign jurisdictions, the change in valuation allowance recorded against deferred tax assets, the reduction of tax rates used to establish deferred tax liabilities related to intangibles for customer relationships acquired in Canada in 2012 and 2013, research and development tax credits and domestic production activity deduction.

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

Our primary non-GAAP financial measure is organic sales (Organic Sales) and earnings before interest, taxes, depreciation and amortization (EBITDA). The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted earnings per common share (“EPS”), or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

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
Note : Table excludes fiscal year 2019. Fiscal 2019 is 100% organic.

We use EBITDA internally to evaluate and manage the Company's operations because we believe it provides useful supplemental information regarding the Company's ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

The following table set forth the reconciliation of EBITDA to the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2019	2018	2017
GAAP net income attributable to DXP Enterprises, Inc.	$36,035	$35,632	$16,888
Loss attributable to non-controlling interest	(260)	(111)	(359)
Provision for income taxes	10,894	13,185	363
Depreciation and amortization	25,174	26,164	27,786
Interest expense	19,498	20,937	17,054
EBITDA	$91,341	$95,807	$61,732
EBITDA margin as % of sales	7.2%	7.9%	6.1%

Liquidity and Capital Resources

General Overview

As of December 31, 2019, we had cash and cash equivalents of $54.3 million and bank and other borrowings of $237.9 million. We have a $85 million Asset-Based Loan facility that is due to mature in August 2022, under which we had no borrowings outstanding as of December 31, 2019.

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

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	Change	Change(%)
Net cash provided by (used in):
Operating activities	$41,307	$35,840	$5,467	15%
Investing activities	(22,085)	(17,576)	(4,509)	26%
Financing activities	(6,092)	(2,921)	(3,171)	109%
Effect of foreign currency	676	(403)	1,079	(268)%
Net change in cash	$13,806	$14,940	$(1,134)	(8)%

Operating Activities

The Company generated $41.3 million of cash in operating activities during the year ended December 31, 2019 compared to generating of $35.8 million cash during the prior year's corresponding period. The $5.5 million increase in the amount of cash generated between the two periods was primarily driven by an increase in profitability that exceeded investments in working capital.

Investing Activities

For the year ended December 31, 2019, net cash used in investing activities was $22.1 million compared to $17.6 million in the corresponding period in 2018. This increase was primarily driven by purchases of property, plant and equipment of approximately $22.1 million compared to $9.3 million in the corresponding period in 2018. This increase was partially offset by the cash component of the purchase of ASI for $10.8 million partially offset by proceeds from the sale of a building for $2.6 million in 2018.

Capital expenditures during 2019 were primarily related to building improvements, manufacturing equipment, and patterns. The maintenance capital expenditures for 2020 are expected to be within the range of $5 million to $10 million.

Financing Activities

For the year ended December 31, 2019, net cash used in financing activities was $6.1 million, compared to net cash generated by financing activities of $2.9 million for the corresponding period in 2018. The activity in the period was primarily attributed to the Company making a payment for contingent consideration associated with the acquisition of ASI and higher principal repayments of debt in 2019.

During the year ended December 31, 2019, the amount available to be borrowed under our credit facility increased to $81.6 million compared to $79.3 million at December 31, 2018. This was the result of a reduction in letters of credit outstanding to $3.4 million at December 31, 2019, down from $5.7 million at December 31, 2018.

We believe this is adequate funding to support working capital needs within the business.

At December 31, 2019, our total long-term debt, including the current portion, less principal repayments and less unamortized debt issuance fees, was $237.9 million, or 40.8% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $582.9 million. Approximately $244.4 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Free Cash Flow

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase company shares, and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchase of property and equipment, was$19.2 million, $29.1 million and $9.7 million for years 2019, 2018 and 2017, respectively.

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

	Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$41,307	$35,840	$12,544
Less: Purchase of property and equipment	22,120	9,323	2,811
Add: Proceeds from the disposition of property and equipment	35	2,558	—
Free cash flow	$19,222	$29,075	$9,733

ABL Facility and Senior Secured Term Loan B

Asset-Based Loan Facility:

On August 29, 2017, DXP entered into a five year, $85.0 million Asset Based Loan and Security Agreement (the “ABL Revolver”). The ABL Revolver provides for asset-based revolving loans in an aggregate principal amount of up to $85.0 million, subject to increase in certain circumstances.

As of December 31, 2019, there were no amounts of ABL Loans outstanding under the ABL Revolver.

The Company's consolidated Fixed Charge Coverage Ratio was 2.92 to 1.00 as of December 31, 2019. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of December 31, 2019.

The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The unused line fee was 0.375% at December 31, 2019.

The interest rate for the ABL facility was 3.5% at December 31, 2019.

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

The interest rate for the Term Loan was 6.5% as of December 31, 2019.

Financial Covenants:

DXP’s principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2019, the Company's consolidated Fixed Charge Coverage Ratio was 2.92 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2019, is either equal to or less than as indicated in the table below:

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

As of December 31, 2019, the Company’s consolidated Secured Leverage Ratio was 2.23 to 1.00.

The ABL Loans and the Term Loan are secured by substantially all of the assets of the Company.

Borrowings (in thousands):

	December 31, 2019	December 31, 2018	Increase (Decrease)
Current portion of long-term debt	$2,500	$3,407	$(907)
Long-term debt, less debt issuance costs	235,419	236,979	(1,560)
Total long-term debt	237,919	240,386	(2,467)

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

Borrowing Capacity (in thousands):

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows:

	December 31, 2019	December 31, 2018	Increase (Decrease)
Total borrowing capacity	$85,000	$85,000	$—
Less : ABL	—	—	—
Less : Outstanding letters of credit	3,442	5,679	(2,237)
Total amount available	$81,558	$79,321	$2,237

Contractual Obligations

The impact that our contractual obligations as of December 31, 2019 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$2,500	$5,000	$236,875	$—	$244,375
Operating lease obligations	21,641	32,653	13,499	10,301	78,094
Estimated interest payments (2)	15,923	31,355	7,757	—	55,035
Total	$40,064	$69,008	$258,131	$10,301	$377,504
(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2019. Assumes debt is paid on maturity date and not replaced.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019, we were not involved in any unconsolidated SPE transactions.

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

Many of the Company’s customers operate in the energy industry. The cyclical nature of the industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations.

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2019, the allowance was approximately 4.6% of the gross accounts receivable remaining unchanged from a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

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

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s net assets including goodwill exceeds its estimated fair value. For 2019 and 2018, the Company’s annual tests of goodwill for impairment, including qualitative assessments of all of its reporting units of goodwill, determined that a quantitative analysis was not necessary.

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

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment was recorded for property and equipment and intangible assets with indefinite or determinable lives during 2019, 2018 and 2017.

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

We do not currently hold most of the financial instruments contemplated by the new standard, with the exception of trade receivables and contract assets associated with custom built pump packages. CECL will become the single model to measure impairment on financial assets measured at amortized cost, which include trade receivables and contract assets under ASC 606. Therefore, consistent with other types of financial assets measured at amortized cost, estimates of expected credit losses on trade receivables and contract assets over their contractual life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.
Currently, our reserve methodology for trade receivables is based on matrices in which historical loss percentages are applied to respective aging categories. CECL will require us to use a forward-looking methodology that incorporates lifetime expected credit losses. While our current reserving matrices may still be used under CECL, historical loss data will need to be combined with reasonable and supportable forecasts of future losses to determine estimated credit losses. The most visible impact of CECL will therefore be that receivables and contract assets that are either current or not yet due, which today do not generally have a reserve, will have an allowance for expected credit losses.
The CECL model does not prescribe a specific methodology for developing a reasonable and supportable forecast, nor the duration of the period that losses can be forecast, nor the precision required to support the estimate. As a result, the determination of the reasonable and supportable forecast period is a judgment to be made in estimating the overall expected credit loss. Although the CECL model requires entities to perform this new evaluation for trade receivables and contract assets, we generally do not expect to see a significant change in the impairment losses recognized on either our trade receivables or contract assets given their short-term nature. We will adopt the standard on January 1, 2020, with a cumulative-effect adjustment to retained earnings. Based upon our current assessment, the adjustment will be less than $3 million to our allowance for doubtful accounts and the company does not expect the adoption of the standard to have a material impact on the consolidated statement of operations and cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates and fluctuations in the Canadian dollar.

Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable rate debt. To reduce our interest rate risk we may enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate our exposure. As of December 31, 2019, we had no interest rate hedges in place. Based on a sensitivity analysis as of December 31, 2019, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2019 than in 2018, interest expense, would fluctuate by $2.4 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2018, had short-term interest rates averaged 100 basis points higher (lower) in 2018 than in 2017, it was estimated that interest expense would have fluctuated by approximately $2.5 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding each year.

Foreign Currency Risk
We are exposed to foreign currency risk from our Canadian operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt and other liabilities denominated or issued in the foreign currency. To monitor our currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average 10% devaluation in the Canadian dollar exchange rate during 2019 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $0.4 million on our Consolidated Statement of Operations.

Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic No. 842.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Moss Adams LLP

Houston, Texas
March 13, 2020

We have served as the Company’s auditor since 2017.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Sales	$1,267,189	$1,216,197	$1,006,782
Cost of sales	919,965	883,989	735,201
Gross profit	347,224	$332,208	$271,581
Selling, general and administrative expense	281,102	263,757	238,091
Income from operating	66,122	$68,451	$33,490
Other income, net	(45)	(1,192)	(456)
Interest expense	19,498	20,937	17,054
Income before income taxes	46,669	$48,706	$16,892
Provision for income taxes	10,894	13,185	363
Net income	35,775	$35,521	$16,529
Net loss attributable to noncontrolling interest	(260)	(111)	(359)
Net income attributable to DXP Enterprises, Inc.	36,035	$35,632	$16,888
Preferred stock dividend	90	90	90
Net income attributable to common shareholders	$35,945	$35,542	$16,798

Net income	$35,775	$35,521	$16,529
Cumulative translation adjustment, net of income taxes	(687)	224	(1,217)
Comprehensive income	$35,088	$35,745	$15,312

Earnings per share:
Basic	2.04	$2.02	$0.97
Diluted	1.96	$1.94	$0.93
Weighted average common shares outstanding:
Basic	17,592	17,553	17,400
Diluted	18,432	18,393	18,240

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$54,203	$40,304
Restricted cash	124	215
Accounts receivable, net of allowances for doubtful accounts of $8,929 and $10,126	187,116	191,829
Inventories	129,364	114,830
Costs and estimated profits in excess of billings	32,455	32,514
Prepaid expenses and other current assets	4,223	4,938
Federal income taxes receivable	996	960
Total current assets	$408,481	$385,590
Property and equipment, net	63,703	51,330
Goodwill	194,052	194,052
Other intangible assets, net	52,582	67,207
Operating lease ROU assets	66,191	—
Other long-term assets	3,211	1,783
Total assets	$788,220	$699,962
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,500	$3,407
Trade accounts payable	76,438	87,407
Accrued wages and benefits	23,412	21,275
Customer advances	3,408	3,223
Billings in excess of costs and estimated profits	11,871	10,696
Short-term operating lease liabilities	17,603	—
Other current liabilities	12,939	17,269
Total current liabilities	$148,171	$143,277
Long-term debt, net of current maturities and unamortized debt issuance costs	235,419	236,979
Long-term operating lease liabilities	48,605	—
Other long-term liabilities	1,205	2,819
Deferred income taxes	9,872	8,633
Total long-term liabilities	$295,101	$248,431
Total liabilities	$443,272	$391,708
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,604,092 and 17,570,590 outstanding	174	174
Additional paid-in capital	157,886	156,190
Retained earnings	205,680	169,735
Accumulated other comprehensive loss	(19,954)	(19,267)
Total DXP Enterprises, Inc. equity	$343,802	$306,848
Noncontrolling interest	1,146	1,406
Total equity	$344,948	$308,254
Total liabilities and equity	$788,220	$699,962
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$36,035	$35,632	$16,888
Less: net loss attributable to non-controlling interest	(260)	(111)	(359)
Net income	$35,775	$35,521	$16,529
Reconciliation of net income to net cash provided by operating activities:
Depreciation	10,100	9,578	10,520
Amortization of intangible assets	15,074	16,586	17,266
Bad debt expense	139	2,368	3,416
Payment of contingent consideration liability in excess of acquisition-date fair value	(106)	—	—
Amortization of debt issuance costs	1,875	1,743	1,548
Fair value adjustment on contingent consideration	54	313	—
Write off of debt issuance costs	—	60	578
Gain on sale of property and equipment	(9)	(1,330)	—
Stock compensation expense	1,963	2,549	1,708
Deferred income taxes	1,110	1,004	(3,827)
Other long-term liabilities	(6,718)	2,610	—
Changes in operating assets and liabilities
Trade accounts receivable	5,560	(22,487)	(20,539)
Costs and estimated profits in excess of billings	92	(5,640)	(8,419)
Inventories	(14,447)	(20,838)	(7,544)
Prepaid expenses and other assets	5,110	188	(3,287)
Accounts payable and accrued expenses	(15,407)	7,093	3,189
Billings in excess of costs & estimated profits	1,142	6,522	1,406
Net cash provided by operating activities	$41,307	$35,840	$12,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,120)	(9,323)	(2,811)
Proceeds from the sale of property and equipment	35	2,558	—
Acquisition of business	—	(10,811)	—
Net cash used in investing activities	$(22,085)	$(17,576)	$(2,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	—	728,822
Principal debt payments	(4,341)	(3,381)	(702,402)
Debt issuance costs	—	(60)	(11,208)
Payment for contingent consideration liability	(1,394)	—	—
Non-controlling interest holder contributions (distributions), net of tax benefits	—	950	—
Preferred dividends paid	(90)	(90)	(90)
Payment for employee taxes withheld from stock awards	(267)	(340)	(934)
Net cash provided by (used in) financing activities	$(6,092)	$(2,921)	$14,188
Effect of foreign currency on cash	676	(403)	68
Net Change In Cash	$13,806	$14,940	$23,989
Cash at Beginning of Year	40,519	25,579	1,590
Cash at End of Year	$54,325	$40,519	$25,579
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,623	$19,134	$15,205
Cash paid for income taxes	$13,318	$8,301	$714

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Series A preferred Stock	Series B preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Treasury stock	Non controlling interest	Accum Other Comp (Loss)	Total equity
Balances at December 31, 2016	$1	$15	$173	$152,313	$117,395	$—	$926	$(18,274)	$252,549
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,708	—	—	—	—	1,708
Tax related items for share based awards	—	—	—	(934)	—	—	—	—	(934)
Issuance of shares of common stock	—	—	1	—	—	—	—	—	1
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,217)	(1,217)
Net income	—	—	—	—	16,888	—	(359)	—	16,529
Balances at December 31, 2017	$1	$15	$174	$153,087	$134,193	$—	$567	$(19,491)	$268,546
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	2,549	—	—	—	—	2,549
Tax related items for share based awards	—	—	—	(340)	—	—	—	—	(340)
Non-controlling interest holder contributions, net of tax benefits	—	—	—	—	—	—	950	—
Issuance of shares of common stock	—	—	—	894	—	—	—	—	894
Cumulative translation adjustment	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	35,632	—	(111)	—	35,521
Balances at December 31, 2018	$1	$15	$174	$156,190	$169,735	$—	$1,406	$(19,267)	$308,254
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,963	—	—	—	—	1,963
Tax related items for share based awards	—	—	—	(267)	—	—	—	—	(267)
Non-controlling interest holder contributions, net of tax benefits	—	—	—	—	—	—	—	—	—
Issuance of shares of common stock	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	(687)	(687)
Net income	—	—	—	—	36,035	—	(260)	—	35,775
Balances at December 31, 2019	$1	$15	$174	$157,886	$205,680	$—	$1,146	$(19,954)	$344,948

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

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2019, the total assets of the VIE were approximately $4.6 million including approximately $4.0 million of fixed assets. DXP is the primary customer of the VIE. Consolidation of the VIE decreased cost of sales by approximately $0.4 million for the year ended December 31, 2019 and decreased cost of sales by approximately $0.7 million for the year ended December 31, 2018, respectively. The Company recognized a related income tax benefit of $83 thousand and $46 thousand related to the VIE for the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the owners of the 52.5% of the equity not owned by DXP included employees of DXP.

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

Changes in this allowance for 2019, 2018 and 2017 were as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
Balance at beginning of year	$10,126		$9,015		$8,160
Charged to costs and expenses	139		2,368		3,367
Charged to other accounts	79	(3)	(86)	(2)	22	(3)
Deductions	(1,415)	(1)	(1,171)	(1)	(2,534)	(1)
Balance at end of year	$8,929		$10,126		$9,015
(1) Uncollectible accounts written off, net of recoveries
(2) Includes allowance for doubtful accounts from acquisitions and divestiture
(3) Primarily due to translation adjustments

Inventories

Inventories consist principally of equipment purchased for resale or finished goods and are priced at net realizable value, cost being primarily determined using the weighted average cost method. Provisions are provided against inventories for estimated excess and obsolescence based upon the aging of the inventories and market trends and are applied as a reduction in cost of associated inventory.

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

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets excluding goodwill, was required in 2019, 2018 and 2017.

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

The accrual for these claims at December 31, 2019 and 2018 was approximately $2.5 million and $2.3 million, respectively.

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

We do not currently hold most of the financial instruments contemplated by the new standard, with the exception of trade receivables and contract assets associated with custom built pump packages. CECL will become the single model to measure impairment on financial assets measured at amortized cost, which include trade receivables and contract assets under ASC 606. Therefore, consistent with other types of financial assets measured at amortized cost, estimates of expected credit losses on trade receivables and contract assets over their contractual life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.
Currently, our reserve methodology for trade receivables is based on matrices in which historical loss percentages are applied to respective aging categories. CECL will require us to use a forward-looking methodology that incorporates lifetime expected credit losses. While our current reserving matrices may still be used under CECL, historical loss data will need to be combined with reasonable and supportable forecasts of future losses to determine estimated credit losses. The most visible impact of CECL will therefore be that receivables and contract assets that are either current or not yet due, which today do not generally have a reserve, will have an allowance for expected credit losses.
The CECL model does not prescribe a specific methodology for developing a reasonable and supportable forecast, nor the duration of the period that losses can be forecast, nor the precision required to support the estimate. As a result, the determination of the reasonable and supportable forecast period is a judgment to be made in estimating the overall expected credit loss. Although the CECL model requires entities to perform this new evaluation for trade receivables and contract assets, we generally do not expect to see a significant change in the impairment losses recognized on our trade receivables or contract assets given their short-term nature. We will adopt the standard on January 1, 2020, with a cumulative-effect adjustment to retained earnings. Based upon our current assessment, the adjustment will be less than $3 million to our allowance for doubtful accounts and the company does not expect the adoption of the standard to have a material impact on the consolidated statement of operations and cash flows.

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

The new standard did have a material impact on our consolidated balance sheets related to recording right-of-use (ROU) assets and the corresponding lease liabilities for our inventory of operating leases. In January 2019, we recorded a ROU Asset and total lease liability obligations of $72.7 million and $72.4 million, respectively. The new standard did not have a material impact on our consolidated statements of operations and had no impact on cash flows.

We lease office space, warehouses, land, automobiles, and office and manufacturing equipment. All of our leases are classified as operating leases.

Our leases have remaining lease terms of 1 month to 11 years, some of which include options to extend the leases for up to 14 years. The exercise of lease renewal options is at our sole discretion. Our lease agreements do not include options to purchase the leased property.

The lease expenses were as follows (in thousands):

		Twelve Months Ended December 31, 2019
Lease cost	Classification
Short-term lease expense	SG&A expenses(*)	$1,087
Other operating lease cost	SG&A expenses(*)	23,911
Total operating lease cost		$24,998
(*) Manufacturing equipment and some vehicle rental expenses are included in the cost of sales.

Supplemental cash flow information related to leases was as follows (in thousands):

Twelve Months Ended December 31, 2019
Lease
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,020
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$12,608

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	December 31, 2019	Impact of ASC 842 Transition
Assets
Operating	Operating lease right-of-use assets	$66,191	$72,679

Liabilities
Current operating	Short-term operating lease liabilities	17,603	18,762
Non-current operating	Long-term operating lease liabilities	48,605	53,654
Total operating lease liabilities		$66,208	$72,416

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

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases (*)
2020	$21,641
2021	18,455
2022	14,198
2023	8,926
2024	4,573
Thereafter	10,301
Total lease payments	$78,094
Less: imputed interest	11,886
Present value of lease liabilities	$66,208

(*) Operating lease payments exclude $1.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

Contractual obligations related to operating leases as of December 31, 2018, under ASC 840 (in thousands):

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$22,096	$33,825	$18,379	$11,022	$85,322

Lease term and discount rate	Twelve Months Ended December 31, 2019
Weighted average remaining lease term (years)
Operating lease	4.74
Weighted average discount rate
Operating lease	7.3%

For the twelve months ended December 31, 2019, the Company paid approximately $2.2 million in lease expenses to entities controlled by the Company's Chief Executive Officer, David Little and family.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 inputs as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumptions used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.

As of December 31, 2019, we recorded a $2.7 million liability for contingent consideration associated with the acquisition of ASI in other current and long-term liabilities. See further discussion at Note 15 - Business Acquisitions. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the twelve months ended December 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2018	$4,319
Acquisitions and settlements
Acquisitions (Note 15)	—
Settlements	(1,500)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	(114)
Ending balance at December 31, 2019	$2,705

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	(114)

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$2,705	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of ASI are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.5%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2019 but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 10). The Company believes that the estimated fair value of such instruments at December 31, 2019 and December 31, 2018 approximates their carrying value as reported on the consolidated balance sheets.

NOTE 6 - INVENTORIES

The carrying values of inventories were as follows (in thousands):

	December 31, 2019	December 31, 2018
Finished goods	$122,510	$110,182
Work in process	19,721	17,344
Obsolescence reserve	(12,867)	(12,696)
Inventories	$129,364	$114,830

NOTE 7 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

Under our customized pump production contracts in our IPS segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contract assets are presented as “Cost and estimated profits in excess of billings” on our Consolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our Consolidated Balance Sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed for 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Costs incurred on uncompleted contracts	$51,017	$53,595
Estimated profits, thereon	10,771	6,847
Total	$61,788	$60,442
Less: billings to date	41,223	38,662
Net	$20,565	$21,780

Such amounts were included in the accompanying Consolidated Balance Sheets for 2019 and 2018 under the following captions (in thousands):

	December 31,
	2019	2018
Costs and estimated profits in excess of billings	$32,455	$32,514
Billings in excess of costs and estimated profits	(11,871)	(10,696)
Translation Adjustment	(19)	(38)
Net	$20,565	$21,780

During the twelve months ended December 31, 2019, $10.5 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment were as follows (in thousands):

	December 31, 2019	December 31, 2018
Land	$1,960	$1,960
Buildings and leasehold improvements	15,445	15,051
Furniture, fixtures and equipment	119,865	100,449
Less – Accumulated depreciation	(73,567)	(66,130)
Total Property and Equipment	$63,703	$51,330

Depreciation expense was $10.1 million, $9.6 million, and $10.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Capital expenditures by segment are included in Note 19 - Segment and Geographical Reporting.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2019 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2018	$194,052	$67,207	$261,259
Translation adjustment	—	449	449
Amortization	—	(15,074)	(15,074)
Balances as of December 31, 2019	$194,052	$52,582	$246,634

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2018 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2017	$187,591	$78,525	$266,116
Translation adjustment	—	(917)	(917)
Acquisition of ASI	6,461	6,185	12,646
Amortization	—	(16,586)	(16,586)
Balances as of December 31, 2018	$194,052	$67,207	$261,259

The following table presents the goodwill balance by reportable segment as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Service Centers	$160,934	$160,934
Innovative Pumping Solutions	15,980	15,980
Supply Chain Services	17,138	17,138
Total	$194,052	$194,052

The following table presents a summary of amortization of other intangible assets ( in thousands):

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$156,282	$(103,796)	$52,486	$168,255	$(101,200)	$67,055
Non-compete agreements	285	(189)	96	784	(632)	152
Total	$156,567	$(103,985)	$52,582	$169,039	$(101,832)	$67,207

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

Customer relationships are amortized over their estimated useful lives. Amortization expense is recognized according to estimated economic benefits and was $15.1 million, $16.6 million, and $17.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2020	$11,611
2021	9,287
2022	7,974
2023	6,508
2024	4,886
Thereafter	12,316
Total	$52,582

The weighted average remaining estimated life for customer relationships and non-compete agreements are 7.33 and 2.58, respectively.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
ABL Revolver	$—	—	$—	—
Term Loan B	244,375	244,375	246,875	245,949
Promissory note payable(2)	—	—	1,841	1,841
Total Debt	244,375	244,375	248,716	247,790
Less: Current maturities	(2,500)	(2,500)	(3,407)	(3,398)
Total Long-term Debt	$241,875	$241,875	$245,309	$244,392
(1) Carrying value amount do not include unamortized debt issuance costs of $6.5 million and $8.3 million for year ended December 31, 2019 and December 31, 2018 respectively.
(2) Note payable in monthly installments at 2.9% through January 2021, collateralized by equipment. In August 2019, the Company made a cash payment of $1.3 million to repay the remaining balance of the outstanding promissory note payable.

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

On June 25, 2018, the Company entered into Amendment No. 1 (the "Repricing Amendment") to the Senior Secured Term Loan B Agreement. The Repricing Amendment, among other things, reduced the applicable rate for the term loans to LIBOR plus 4.75% (subject to a LIBOR floor of 1.00%) from LIBOR plus 5.50% for the Eurodollar Rate Loans and reduced the base rate plus a margin of 3.75% for the Base Rate Loans from 4.50%. The Repricing Amendment also included a "soft call" prepayment penalty of 1.0% for a period of six months commencing with the date of the Repricing Amendment for certain prepayments, refinancing, and amendments.

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

As of December 31, 2019, the Company had no amount outstanding under the ABL Revolver and had $81.6 million of borrowing capacity, including the impact of letters of credit.

Debt Issuance Cost Amortization

Fees paid to DXP’s lenders to secure a firm commitment on our term loan and revolving line of credit are presented as a direct deduction from the carrying amount of the debt liability. For the term loan, fees paid by DXP are amortized over the life of the loan as additional interest. Fees paid to secure a firm commitment from our lender on our revolving line of credit are amortized over the term of the arrangement. The total unamortized debt issuance costs reported on the consolidated balance sheets as of December 31, 2019 and 2018 was $6.5 million and $8.3 million, respectively. In connection with the repricing amendment of the Term Loan B and extinguishment of the previously existing credit facility we recorded a $0.1 million and $0.6 million write-off of debt issuance costs, which was included in interest expense during 2018 and 2017.

Interest on Borrowings

The interest rates on our borrowings outstanding at December 31, 2019 and 2018, including the amortization of debt issuance costs, were as follows:

	December 31,
	2019	2018
ABL Revolver	3.5%	4.0%
Term Loan B	6.5%	7.3%
Promissory Note	—%	2.9%
Weighted average interest rate	6.5%	7.2%

The Company was in compliance with all financial covenants under the August 2017 Credit Agreements as of December 31, 2019.

NOTE 11 - INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$41,184	$46,270	$13,183
Foreign	5,485	2,436	3,709
Total income before taxes	$46,669	$48,706	$16,892

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current -
Federal	$4,940	$7,295	$1,400
State	1,862	2,257	698
Foreign	2,982	2,629	2,092
Total current	$9,784	$12,181	$4,190
Deferred -
Federal	2,618	2,389	686
State	(224)	123	(464)
Foreign	(1,284)	(1,508)	(4,049)
Total deferred	$1,110	$1,004	$(3,827)
Total current and deferred taxes	$10,894	$13,185	$363

The difference between income taxes computed at the statutory income tax rate and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income taxes computed at federal statutory rate	$9,801	$10,228	$5,912
State income taxes, net of federal benefit	1,294	1,880	152
Foreign taxes	311	150	(1,077)
Nondeductible expenses	1,108	954	642
Domestic production activity deduction	—	—	(98)
Research and development tax credit	(2,324)	(480)	(641)
Foreign tax credit	(57)	(346)	—
Valuation allowance	(5)	—	(791)
Tax reform deferred tax remeasurement	—	81	(1,294)
Deferred tax liability true up	1,065	—	(2,180)
Uncertain tax positions	665	172	—
Other	(964)	546	(262)
Total current and deferred taxes	$10,894	$13,185	$363

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law. The majority of the provisions signed into law in 2017 did not take effect until January 1, 2018. The Act is a comprehensive tax reform legislation that contains significant changes to corporate taxation, of which the reduction in the corporate tax rate from 35.0% to 21.0% and the imposition of Global Intangible Low - Taxable Income ("GILTI") had the most impact to the Company. The Company analyzed other provisions of The Act such as limitation on business interest expense, limitation on net operating losses to 80% of taxable income each year, limitation on officer compensation, mandatory repatriation and transition tax, Base Erosion & Anti–Abuse Tax ("BEAT"), and Foreign–Derived Intangible Income Deduction ("FDII") and determined these provisions to have minimal to no impact on the Company.

In accordance with Staff Accounting Bulletin No. 18 (SAB 118) issued by the Securities and Exchange Commission on December 22, 2017, companies are allowed a one year measurement period to complete the accounting related to The Act. Specifically, SAB 118 permits companies to record a provisional amount which can be remeasured during the measurement period due to obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enacted date. As a result, we remeasured our net deferred income tax liabilities by a provisional $1.3 million benefit and a corresponding provisional decrease in the net deferred tax liability as of December 31, 2017. The net deferred tax liability remeasurement analysis was completed as of December 31, 2018, impacting the Company's provision for income taxes less than $0.1 million.

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

For the year ended December 31, 2019, the effective tax rate was impacted by state taxes, foreign taxes, nondeductible expenses, research and development tax credits, and foreign tax credits.

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$1,657	$1,948
Inventories	3,254	2,944
Research and development credit carryforward	1,361	775
Foreign tax credit carryforward	64	64
Net operating loss carryforward	812	610
Capital loss carryforward	12,363	12,564
Deferred compensation	—	538
Accruals	4,077	576
Investment in partnerships	500	—
Other	—	137
Total deferred tax assets	$24,088	$20,156
Less valuation allowance	(12,363)	(12,564)
Total deferred tax asset, net of valuation deferred tax liabilities :	$11,725	$7,592
Goodwill	(8,459)	(1,053)
Intangibles	(2,051)	(7,820)
Property and equipment	(8,319)	(6,807)
Unremitted foreign earnings	(421)	(421)
Deferred compensation	(317)	—
Method changes	(1,961)	—
Other	(69)	(124)
Net deferred tax liability	$(9,872)	$(8,633)

The Company records a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. At December 31, 2019, the Company had $51.1 million of capital loss carryforward, which will expire in 2021. The Company has recorded a valuation allowance for all of this carryforward amount. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the consolidated financial statements consistent with the Company’s policy. For the year ended December 31, 2019, the Company recorded $0.7 million tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the United States for the tax years ending after 2012 and outside the United States for the tax years ending after 2011.

NOTE 12 - SHARE-BASED COMPENSATION

Restricted Stock

We issued equity-based awards from the 2016 Omnibus Plan.

2016 Omnibus Incentive Plan

On June 19, 2019, our shareholders approved an amendment to the DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) to increase the number of shares that can be issued under the 2016 Plan from 500,000 shares to a total of 1,000,000 shares, which represents an increase of 500,000 shares (the “Amendment”), which authorized grants of restricted stock awards, restricted stock units (“RSUs”), performance awards, options, investment rights, and cash-based awards. This plan authorizes the issuance of up to 1,000,000 shares of our common stock.

Under the 2016 Omnibus Plan approved by our shareholders, directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock awards granted to employees that are outstanding as of December 31, 2019 vest in accordance with one of the following vesting schedules: 100% one year after the grant date; 50% each year for two years after the grant; 33.3% each year for three years after the grant date; 20% each year for five years after the grant date; or 10% each year for ten years after the date of grant. The shares of restricted stock awards granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued. At December 31, 2019, 697,797 shares were available for future grant.

Changes in restricted stock awards for the twelve months ended December 31, 2019 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2018	169,293	$31.05
Granted	46,885	$35.60
Forfeited	(5,720)	$32.35
Vested	(66,208)	$27.75
Non-vested at December 31, 2019	144,250	$32.71

Changes in restricted stock awards for the twelve months ended December 31, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2017	77,901	$30.36
Granted	131,413	$31.92
Forfeited	(2,400)	$46.68
Vested	(37,621)	$31.68
Non-vested at December 31, 2018	169,293	$31.05

Changes in restricted stock awards for the twelve months ended December 31, 2017 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2016	143,380	$26.76
Granted	18,672	$34.07
Forfeited	(298)	$59.60
Vested	(83,853)	$24.92
Non-vested at December 31, 2017	77,901	$30.36

Compensation expense, associated with restricted stock awards, recognized in the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was $2.0 million, $2.1 million, and $1.7 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were approximately $0.5 million, $0.5 million and $0.7 million, respectively. Unrecognized compensation expense under the DXP Enterprises, Inc. 2016 Omnibus Plan at December 31, 2019, December 31, 2018 and December 31, 2017 was $3.0 million, $3.6 million and $1.6 million, respectively. As of December 31, 2019, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 22.7 months.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2019	2018	2017
Basic:
Weighted average shares outstanding	17,592	17,553	17,400

Net income attributable to DXP Enterprises, Inc.	$36,035	$35,632	$16,888
Convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	$35,945	$35,542	$16,798
Per share amount	$2.04	$2.02	$0.97

Diluted:
Weighted average shares outstanding	17,592	17,553	17,400
Assumed conversion of convertible preferred stock	840	840	840
Total dilutive shares	18,432	18,393	18,240
Net income attributable to common shareholders	$35,945	$35,542	$16,798
Convertible preferred stock dividend	90	90	90
Net income attributable to DXP Enterprises, Inc.	$36,035	$35,632	$16,888
Per share amount	$1.96	$1.94	$0.93

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

NOTE 14 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,122 shares and 15,000 shares outstanding as of December 31, 2019, 2018 and 2017, respectively. The preferred stock did not have any activity during 2019, 2018 and 2017.

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

The activity related to outstanding common stock and common stock held in treasury was as follows:

	December 31,
	2019	2018	2017
Common Stock:	Quantity (in thousands)
Balance, beginning of period	17,401	17,316	17,197
Issuance of shares for compensation net of withholding	59	85	119
Issuance of common stock related to equity distribution agreements	—	—	—
Balance, end of period	17,460	17,401	17,316

There were not any treasury shares outstanding for the years ended 2019, 2018 and 2017.

NOTE 15 - BUSINESS ACQUISITIONS

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. ("ASI"), a distributor of cutting tools, abrasives, coolants and machine shop supplies. The Company paid approximately $11.7 million in cash and stock. The purchase price also includes approximately $4.6 million in contingent consideration. The purchase was financed with $10.8 million of cash on hand as well as issuing $0.9 million of the Company's common stock. ASI provides the Company's metal working division with new geographic territory and enhances DXP's end market mix. For the twelve months December 31, 2019, ASI contributed sales of $51.1 million and earnings before taxes of approximately $3.8 million.

As part of our purchase agreement, we may pay up to an additional $4.6 million of contingent consideration over three years based on the achievement of certain earnings benchmarks established for calendar years 2018, 2019 and 2020. The purchase price includes the estimated fair value of the contingent consideration recorded at the present value of approximately $2.7 million. The estimated fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 5 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

As of December 31, 2019, approximately $1.5 million of the actual cash due toward the contingent consideration earned is recorded in current liabilities. We may pay up to an additional $1.6 million over the remaining earn-out period based on the achievement of certain EBITDA benchmarks. The estimated fair value of the contingent consideration is recorded at the present value of $2.7 million at December 31, 2019. Changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. Changes in the fair value of the contingent consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent consideration are discussed in Note 5 - Fair Value of Financial Assets and Liabilities to our consolidated financial statements.

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December, 2019, for non-cancelable leases are as follows (in thousands):

2020	$21,641
2021	18,455
2022	14,198
2023	8,926
2024	4,573
Thereafter	10,301
Total	$78,094

Rental expense for operating leases was $25.0 million, $18.5 million and $27.7 million for the years ended December, 2019, 2018 and 2017, respectively.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 17 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) plan which is eligible to substantially all employees in the United States. For the year ended December 31, 2019, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $1.7 million, $1.8 million, and $0.2 million to the 401(k) plan in the years ended December 31,

2019, 2018, and 2017, respectively.  The Company reinstated the employee match program in October 2017 contributing $0.2 million to the 401(k) plan for 2017.

NOTE 18 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $(0.7) million, $0.2 million, and $(1.2) million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2019
Product sales (recognized at a point in time)	$703,742	$—	$184,767	$888,509
Inventory management services (recognized over contract life)	—	—	16,511	16,511
Staffing services (day-rate basis)	58,514	—	—	58,514
Customized pump production (recognized over time)	—	$303,655	—	303,655
Total Revenue	$762,256	$303,655	$201,278	$1,267,189
Operating income for reportable segments, excluding amortization	86,778	28,895	14,445	130,118
Identifiable assets at year end	462,663	212,015	56,714	731,392
Capital expenditures	2,333	9,347	922	12,602
Proceeds from sale of fixed assets	35	—	—	35
Depreciation	3,517	4,602	285	8,404
Amortization	8,230	5,855	989	15,074
Interest expense	$10,786	$6,747	$1,965	$19,498

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2018
Product sales (recognized at a point in time)	$685,309	$—	$160,770	$846,079
Inventory management services (recognized over contract life)	—	—	13,686	13,686
Staffing services (day-rate basis)	64,735	—	—	64,735
Customized pump production (recognized over time)	—	291,697	—	291,697
Total Revenue	$750,044	$291,697	$174,456	$1,216,197
Operating income for reportable segments, excluding amortization	80,718	33,943	16,204	130,865
Identifiable assets at year end	402,944	188,765	53,517	645,226
Capital expenditures	1,655	6,800	296	8,751
Proceeds from sale of fixed assets	3	9	—	12
Depreciation	3,974	4,064	49	8,087
Amortization	9,272	6,237	1,077	16,586
Interest expense	$11,178	$7,351	$2,408	$20,937

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2017
Product sales (recognized at a point in time)	$575,328	$—	$147,927	$723,255
Inventory management services (recognized over contract life)	—	—	13,550	13,550
Staffing services (day-rate basis)	65,947	—	—	65,947
Customized pump production (recognized over time)	—	204,030	—	204,030
Total Revenue	$641,275	$204,030	$161,477	$1,006,782
Operating income for reportable segments, excluding amortization	63,250	11,423	15,451	90,124
Identifiable assets at year end	385,744	172,538	59,942	618,224
Capital expenditures	1,076	1,488	82	2,646
Depreciation	5,162	4,198	103	9,463
Amortization	8,989	7,194	1,083	17,266
Interest expense	9,712	5,352	1,990	17,054

	Years Ended December 31,
	2019	2018	2017
Operating income for reportable segments, excluding amortization	$130,118	$130,865	$90,124
Adjustments for:
Amortization of intangibles	15,074	16,586	17,266
Corporate and other expense, net	48,922	45,828	39,368
Total operating income	$66,122	$68,451	$33,490
Interest expense	19,498	20,937	17,054
Other expenses (income), net	(45)	(1,192)	(456)
Income before income taxes	$46,669	$48,706	$16,892

The Company had capital expenditures at Corporate of $9.5 million, $0.6 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company had identifiable assets at Corporate of $56.8 million, $54.7 million, and $19.4 million as of December 31, 2019, 2018, and 2017, respectively. Corporate depreciation was $1.7 million, $1.5 million, and $1.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Revenues
United States	$1,165	$1,110	$903
Canada	102	106	104
Other(1)	—	—	—
Total	$1,267	$1,216	$1,007
(1) Other includes Mexico and Dubai.

	As of December 31,
	2019	2018
Property and Equipment, net
United States	$56	$41
Canada	8	10
Other(1)	—	—
Total	$64	$51
(1) Other includes Dubai.

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2019, 2018 and 2017 is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Sales	$311.2	$333.3	$327.2	$295.5
Gross profit	84.2	92.0	92.7	78.3
Net income	7.3	13.4	13.2	2.1
Net income attributable to DXP Enterprises, Inc.	7.3	13.4	13.1	2.2
Earnings per share - basic	0.41	0.76	0.74	0.12
Earnings per share - diluted	$0.40	$0.73	$0.71	$0.12
2018
Sales	$285.9	$311.2	$308.0	$311.0
Gross profit	76.4	85.1	84.1	86.6
Net income	4.5	11.6	8.4	11.1
Net income attributable to DXP Enterprises, Inc.	4.6	11.6	8.4	11.1
Earnings per share - basic	0.26	0.66	0.48	0.63
Earnings per share - diluted	$0.25	$0.63	$0.46	$0.60
2017
Sales	$238.5	$250.7	$251.9	$265.7
Gross profit	64.5	68.9	67.0	71.2
Net income	3.1	4.1	3.0	6.6
Net income attributable to DXP Enterprises, Inc.	3.0	4.0	2.9	6.6
Earnings per share - basic	0.18	0.24	0.17	0.38
Earnings per share - diluted	$0.17	$0.23	$0.16	$0.37

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

For the year ended December 31, 2019, the Company paid approximately $ 2.2 million in lease expenses to entities controlled by the Company’s Chief Executive Officer, David Little.

NOTE 22 - SUBSEQUENT EVENTS

Subsequent to the fourth quarter of fiscal 2019, the Company completed the acquisition of two companies, Turbo Machinery Repair ("Turbo") and Pumping Systems, Inc. ("PSI"). Combined, the Company paid $16.3 million consisting of $14.3 million in cash and $2.0 million in DXP common stock.

On January 31, 2020, the Company completed the acquisition of Turbo, a pump and industrial equipment repair, maintenance, machining and labor services company. Turbo was funded with cash on hand.

On January 2, 2020, the Company completed the acquisition of PSI, a distributor of pumps, systems and related services. The PSI acquisition was funded with cash on hand as well as issuing DXP's common stock.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures
DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2019, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15e and 15d-15e. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 at a reasonable assurance level.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the COSO framework, our management has concluded that the Company’s internal control over financial reporting were effective as of December 31, 2019 following our remediation of the material weaknesses in internal control over financial reporting that existed as of December 31, 2018 as further discussed below. Management’s remediation efforts and results are also discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

REMEDIATION OF PREVIOUSLY DISCLOSED MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we had material weaknesses in our control environment and monitoring to support the financial reporting process. We specifically did not maintain effective management review controls over the monitoring and review of certain accounts; and management did not effectively design, document nor monitor (review, evaluate and assess) the key internal control activities that provide the accounting information contained in the Company’s financial statements.
We committed to remediating the material weaknesses and, as such, implemented changes to our internal control over financial reporting throughout 2018 and 2019.

During the last two years, the following actions were implemented:

•	Engaged a third party consulting firm to lead our remediation efforts.

•	Conducted a review of our organization structure, reporting relationships and adequacy of staffing levels and made specific staffing changes as a result of our review.

•	Completed training for all appropriate personnel regarding the applicable accounting guidance and requirements.

•	Training was conducted by both an outside expert and through internal training meetings and provided to accounting personnel, remote location personnel, and management positions.

•	Strengthened our risk assessment, materiality and scoping, and fraud risk assessment.

•	Significantly improved our COSO mapping of entity level controls.

•	Developed or revised process maps for all key business processes.

•	Identified and documented key controls and control gaps in a comprehensive consolidated risk control matrix

•	Developed controls to address gaps and enhanced management review controls.

•	Educated process owners as to the expectations for documentation to evidence key controls.

•	The procedures described above have been implemented and controls have been successfully tested by our third party consultants and external auditors.

Management is committed to a strong internal control environment. We believe the full implementation and testing of the design and operating effectiveness of the newly implemented and revised controls, the actions described above successfully remediated the material weaknesses in our internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control over Financial Reporting
Except for the changes described above, there were no changes in our internal control over financial reporting identified in our evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ David R. Little	/s/ Kent Yee
David R. Little	Kent Yee
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

3.2
Bylaws of DXP Enterprises, Inc. ((incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018 (File No. 000-21513))., as amended on July 27, 2011.

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

*4.6	Description of Registered Securities of DXP Enterprises, Inc.

10.1+
Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R.  Little (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-21513:04663259) for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004).

10.2+
Amendment Number One to Employment Agreement dated effective as of January 1, 2004, between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:06979954), filed with the Commission on July 26, 2006).

10.3+
Amendment Number Two to Employment Agreement dated effective January 1, 2004 between DXP Enterprises, Inc. and David R. Little (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513:09846339) filed with the Commission on May 22, 2009).

10.4+
Amendment Two to David Little Equity Incentive Program effective May 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-21513:11823072) filed with the Commission on May 3, 2013).

10.5+
DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 000-21513:161832364) filed with the Commission on August 15, 2016).

10.6+
First Amendment to the DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-233420), filed with the Commission on
August 23, 2019).

10.7+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 000-21513:161832364) filed with the Commission on August 15, 2016).

10.8+
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

10.9+
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

10.10+
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

Dated: March 13, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	March 13, 2020
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President/Finance and	March 13, 2020
Kent Yee	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/Gene Padgett	Senior Vice President/Finance,	March 13, 2020
Gene Padgett	Chief Accounting Officer
(Principal Accounting Officer)

/s/Cletus Davis	Director	March 13, 2020
Cletus Davis

/s/Timothy P. Halter	Director	March 13, 2020
Timothy P. Halter

/s/David Patton	Director	March 13, 2020
David Patton

/s/Joseph Mannes	Director	March 13, 2020
Joseph Mannes