Form 10-Q
period 2020-03-31
DXP ENTERPRISES INC
filed 2020-05-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2020
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock outstanding as of April 30, 2020: 17,722,069 par value $0.01 per share.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2020	2019
Sales	$300,983	$311,225
Cost of sales	216,998	227,025
Gross profit	83,985	84,200
Selling, general and administrative expenses	73,070	69,384
Income from operations	10,915	14,816
Other income	(834)	(33)
Interest expense	4,377	5,040
Income before income taxes	7,372	9,809
Provision for income taxes	1,724	2,622
Net income	5,648	7,187
Net (loss) attributable to noncontrolling interest	(62)	(104)
Net income attributable to DXP Enterprises, Inc.	5,710	7,291
Preferred stock dividend	23	23
Net income attributable to common shareholders	$5,687	$7,268

Net income	$5,648	$7,187
Currency translation adjustments	(1,163)	702
Comprehensive income	$4,485	$7,889

Earnings per share :
Basic	$0.32	$0.41
Diluted	$0.31	$0.40
Weighted average common shares outstanding :
Basic	17,713	17,566
Diluted	18,553	18,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$32,730	$54,203
Restricted cash	124	124
Accounts Receivable, net of allowance for doubtful accounts of $8,908 and $8,929	194,061	187,116
Inventories	133,021	129,364
Costs and estimated profits in excess of billings	35,756	32,455
Prepaid expenses and other current assets	6,776	4,223
Federal income taxes receivable	840	996
Total current assets	403,308	408,481
Property and equipment, net	63,867	63,703
Goodwill	202,502	194,052
Other intangible assets, net	53,324	52,582
Operating lease ROU assets	65,268	66,191
Other long-term assets	3,422	3,211
Total assets	$791,691	$788,220
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,500	$2,500
Trade accounts payable	82,647	76,438
Accrued wages and benefits	18,387	23,412
Customer advances	5,830	3,408
Billings in excess of costs and estimated profits	4,535	11,871
Short-term operating lease liabilities	15,926	17,603
Other current liabilities	14,727	12,939
Total current liabilities	144,552	148,171
Long-term debt, net of current maturities and unamortized debt issuance costs	235,263	235,419
Long-term operating lease liabilities	47,480	48,605
Other long-term liabilities	708	1,205
Deferred income taxes	11,468	9,872
Total long-term liabilities	294,919	295,101
Total liabilities	439,471	443,272
Commitments and contingencies (Note 11)
Shareholders' Equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,721,269 and 17,604,092 outstanding	175	174
Additional paid-in capital	160,695	157,886
Retained earnings	211,367	205,680
Accumulated other comprehensive loss	(21,117)	(19,954)
Total DXP Enterprises, Inc. Equity	351,136	343,802
Noncontrolling interest	1,084	1,146
Total Equity	352,220	344,948
Total liabilities and Equity	$791,691	$788,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$5,710	$7,291
Less: net loss attributable to non-controlling interest	(62)	(104)
Net income	5,648	7,187
Reconciliation of net income to net cash used in operating activities:
Depreciation	2,828	2,392
Amortization of intangible assets	3,197	3,814
Gain on sale of property and equipment	—	(8)
Bad debt expense	28	58
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(106)
Fair value adjustment on contingent consideration	13	33
Amortization of debt issuance costs	468	468
Stock compensation expense	904	505
Deferred income taxes	928	722
Changes in operating assets and liabilities
Trade accounts receivable	(5,183)	(5,035)
Costs and estimated profits in excess of billings	(3,381)	(5,628)
Inventories	(2,215)	(6,891)
Prepaid expenses and other assets	(1,933)	3,389
Trade accounts payable and accrued expenses	6,048	1,085
Billings in excess of costs and estimated profits	(7,327)	(2,514)
Other long-term liabilities	(1,635)	(4,781)
Net cash used in operating activities	$(1,612)	$(5,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,235)	(2,312)
Proceeds from the sale of property and equipment	—	29
Acquisition of business, net of cash acquired	(14,153)	—
Net cash used in investing activities	$(17,388)	$(2,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(625)	(849)
Payment for contingent consideration liability	—	(1,394)
Dividends paid	(23)	(23)
Payment for employee taxes withheld from stock awards	(94)	(44)
Net cash used in financing activities	$(742)	$(2,310)
Effect of foreign currency on cash	(1,730)	112
Net change in cash and restricted cash	(21,472)	(9,791)
Cash and restricted cash at beginning of period	54,326	40,519
Cash and restricted cash at end of period	$32,854	$30,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2018	$1	$15	$174	$156,190	$169,735	$1,406	$(19,267)	$308,254
Preferred dividends paid	—	—	—	—	(23)	—	—	$(23)
Compensation expense for restricted stock	—	—	—	505	—	—	—	$505
Tax related items for share based awards	—	—	—	(44)	—	—	—	$(44)
Currency translation adjustment	—	—	—	—	—	—	702	$702
Net income	—	—	—	—	7,291	(104)	—	$7,187
Balance at March 31, 2019	$1	$15	$174	$156,651	$177,003	$1,302	$(18,565)	$316,581

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2019	$1	$15	$174	$157,886	$205,680	$1,146	$(19,954)	$344,948
Preferred dividends paid	—	—	—	—	(23)	—	—	$(23)
Compensation expense for restricted stock	—	—	—	904	—	—	—	$904
Tax related items for share based awards	—	—	—	(94)	—	—	—	$(94)
Issuance of shares of common stock	—	—	1	1,999	—	—	—	$2,000
Currency translation adjustment	—	—	—	—	—	—	(1,163)	$(1,163)
Net income	—	—	—	—	5,710	(62)	—	$5,648
Balance at March 31, 2020	$1	$15	$175	$160,695	$211,367	$1,084	$(21,117)	$352,220

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020. The results of operations for the three and three months ended March 31, 2020 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and March 31, 2019, condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, condensed consolidated statements of cash flows for the three months ended March 31, 2020 and March 31, 2019, and condensed consolidated statement of equity for the three months ended March 31, 2020 and March 31, 2019. All such adjustments represent normal recurring items.

All inter-company accounts and transactions have been eliminated upon consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Intangibles-Goodwill and Other. In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract based on a consensus of the FASB’s Emerging Issues Task Force (EITF) that requires implementation costs incurred by customers in cloud computing arrangements (CCAs) to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40, “Intangibles-Goodwill and Other-Internal-Use Software”. The ASU does not affect the accounting by cloud service providers, other software vendors or customers’ accounting for software licensing arrangements. The ASU requires companies to recognize deferred implementation costs to expense over the ‘term of the hosting arrangement’. Under the ASU, the term of the hosting arrangement comprises the non-cancellable period of the CCA plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which exercise of the option is controlled by the vendor. The Company adopted the standard effective January 1, 2020. The standard did not have an impact on our results of operations.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13: Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted the standard effective January 1, 2020. The standard did not have an impact on our results of operations.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as later modified by ASUs 2018-19, 2019-04, 2019-05, 2019-11 and 2020-02. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables and contract assets, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this ASU effective January 1, 2020 which resulted in an immaterial impact to beginning retained earnings. While the adoption of this ASU did not have a material impact on the Company's financial statements, it required changes to the Company’s process of estimating expected credit losses on trade receivables and contract assets. The Company carries its accounts receivable at their face amounts less an allowance for expected credit losses.  The Company establishes an allowance for expected credit losses to present the net amount of accounts receivable expected to be collected.  On a regular basis, the Company evaluates its accounts receivable and contract assets and establishes the allowance for expected credit losses based on a combination of specific customer circumstances (including slow pays and bankruptcies), as well as history of write-offs and collections, current credit conditions and micro and macro-economic forecasts.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this ASU on the financial statements.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

NOTE 4 - LEASES

The Company frequently utilizes operating leases for buildings, vehicles, machinery and equipment. For more information on lease accounting, see Note 4 - Lease to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
Lease	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,672	4,513
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	4,326	2,935

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	March 31, 2020	March 31, 2019
Assets
Operating	Operating lease right-of-use assets	65,268	70,851

Liabilities
Current operating	Short-term operating lease liabilities	15,926	17,660
Non-current operating	Long-term operating lease liabilities	47,480	52,993
Total operating lease liabilities		$63,406	$70,653

During the three months ended March 31, 2020, the Company paid $2.4 million in current and future lease obligations to entities invested in by the Company’s Chief Executive Officer.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 classified as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.  As of March 31, 2020, we recorded a $2.2 million liability for contingent consideration associated with the acquisition of Application Specialties Inc. ("ASI") in other current and long-term liabilities.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2019	$2,705
Acquisitions and settlements
Acquisitions	—
Settlements	—
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	(496)
*Ending Balance at March 31, 2020	$2,208

The amount of total (gains) or losses for the quarter included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at March 31, 2020.	$(496)

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$2,208	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of Application Specialties, Inc ("ASI") are annualized earnings before interest, tax, deprecation and amortization ("EBITDA") forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.9%. With less than one year remaining on the earn-out payment schedule, changes to the discount rate would not result in a significant impact on the recorded liability.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 31, 2020 and December 31, 2019, but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit. The Company believes that the estimated fair value of such instruments at March 31, 2020 and December 31, 2019 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets. See Note 9 - Long Term Debt for the fair value of our term loan debt under our syndicated credit agreement facility.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$127,219	$122,510
Work in process	18,703	19,721
Obsolescence reserve	(12,901)	(12,867)
Inventories	$133,021	$129,364

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$58,607	$51,017
Estimated profits, thereon	11,409	10,771
Total	70,016	61,788
Less: billings to date	38,753	41,223
Net	$31,263	$20,565

Such amounts were included in the accompanying condensed Consolidated Balance Sheets for March 31, 2020 and December 31, 2019 under the following captions (in thousands):

	March 31, 2020	December 31, 2019
Costs and estimated profits in excess of billings	$35,756	$32,455
Billings in excess of costs and estimated profits	(4,535)	(11,871)
Translation adjustment	42	(19)
Net	$31,263	$20,565

During the three months ended March 31, 2020, $8.5 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 – INCOME TAXES

Our effective tax rate from continuing operations was a tax expense of 23.3% for the three months ended March 31, 2020 compared to a tax expense of 26.7% for the three months ended March 31, 2019. Compared to the U.S. statutory rate for the three months ended March 31, 2020, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended March 31, 2019, the effective tax rate was increased by state taxes and nondeductible expenses and partially offset by foreign taxes, research and development tax credits, foreign tax credits, and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 9 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	243,750	209,625	244,375	244,375
Total long-term debt	243,750	209,625	244,375	244,375
Less: current portion	(2,500)	(2,150)	(2,500)	(2,500)
Long-term debt less current maturities	$241,250	$207,475	$241,875	$241,875

(1) Carrying value amounts do not include unamortized debt issuance costs of $6.0 million and $6.5 million for March 31, 2020 and December 31, 2019, respectively.

Credit Agreements

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver") a $50.0 million increase above the $85.0 million original revolver. The Increase Agreement amends and supplements that certain Loan and Security Agreement, dated as of August 29, 2017. As of March 31, 2020, the Company had no amount outstanding under the ABL Revolver and had $131.6 million of borrowing capacity, net of the impact of outstanding letters of credit.

The fair value measurements used by the Company are considered Level 2 inputs, as defined in the fair value hierarchy. The fair value estimates were based on quoted prices for identical or similar securities.

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of March 31, 2020.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Basic:
Weighted average shares outstanding	17,713	17,566
Net income attributable to DXP Enterprises, Inc.	$5,710	$7,291
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$5,687	$7,268
Per share amount	$0.32	$0.41

Diluted:
Weighted average shares outstanding	17,713	17,566
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	18,553	18,406
Net income attributable to common shareholders	$5,687	$7,268
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$5,710	$7,291
Per share amount	$0.31	$0.40

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

Three Months Ended March 31, 2020
	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$169,795	$—	$44,152	$213,947
Inventory management services (recognized over contract life)	—	—	4,225	$4,225
Staffing services (day-rate basis)	12,790	—	—	$12,790
Customized pump production (recognized over time)	—	70,021	—	$70,021
Total Revenue	$182,585	$70,021	$48,377	$300,983
Income from operations	$16,926	$10,428	$3,755	$31,109

Three Months Ended March 31, 2019
	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$171,668	$—	$46,385	$218,053
Inventory management services (recognized over contract life)	—	—	3,938	$3,938
Staffing services (day-rate basis)	14,511	—	—	$14,511
Customized pump production (recognized over time)	—	74,723	—	$74,723
Total Revenue	$186,179	$74,723	$50,323	$311,225
Income from operations	$18,980	$6,799	$4,086	$29,865

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating income for reportable segments	$31,109	$29,865
Adjustment for:
Amortization of intangible assets	3,197	3,814
Corporate expenses	16,997	11,235
Income from operations	$10,915	$14,816
Interest expense	4,377	5,040
Other income, net	(834)	(33)
Income before income taxes	$7,372	$9,809

NOTE 13 - BUSINESS ACQUISITIONS

On February 1, 2020, the Company completed the acquisition of Turbo Machinery Repair (“Turbo”), a pump and industrial equipment repair, maintenance, machining and labor services company. The Company paid approximately $3.2 million in cash. For the three months ended March 31, 2020, Turbo contributed sales of $0.5 million.

On January 1, 2020, the Company completed the acquisition of substantially all of the assets of Pumping Systems, Inc. (“PSI”), a distributor of pumps, systems and related services. The PSI acquisition was funded with a mixture of cash on hand as well as issuing DXP's common stock. The Company paid approximately $13.0 million in cash and stock. For the three months ended March 31, 2020, PSI contributed sales of $4.7 million.

Purchase Price Consideration	Total Consideration
(Dollars in millions)
Cash payments	$14.2
Fair value of stock issued	2.0
Total purchase price consideration	$16.2

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2020 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic and the impact of low commodity prices of oil and gas; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors, economic risks related to the impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", included in this Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

CURRENT MARKET CONDITIONS AND OUTLOOK

During the first quarter of 2020, the widely publicized and discussed coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil and other products and services, as whole economies ordered curtailed activity.  In response to declining demand for crude oil, members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, met in early March to discuss additional production cuts to help stabilize prices. The group failed to reach an agreement, and production was instead increased into the already oversupplied market, decimating oil prices and rapidly filling worldwide oil storage facilities. OPEC+ eventually reached an agreement in April 2020 to reduce production, which had a muted effect on oil prices due to the belief that the cuts were significantly less than the demand destructions caused by COVID-19.  As a result, companies across the industry responded with severe capital spending budget cuts, cost cuts, personnel layoffs, facility closures and bankruptcy filings. The North American rig count has declined from over 1,200 active rigs in March of 2019 to only 435 as of May 1, 2020.

We have taken a number of mitigation efforts and proactive steps in response. We moved forward with our plans to increase our ABL revolver facility from $85 Million to $135 Million. In addition, we reduced certain discretionary expenditures; and suspended the Company’s matching contributions to retirement plans. We may take additional mitigation actions in the future such as raising additional financing or furloughs. Some of these measures may have an adverse impact on our businesses.

Throughout the COVID-19 pandemic crisis, we have continued to operate our business despite the challenges that arise from closing offices and operating our branch locations. Our use of technology and third party conferencing platforms have enabled our office employees to work from home, performing their job functions with little to no loss of productivity. We required our employees to work from home as a result of governmental isolation orders and, in many cases, in advance of those orders for the health and safety of our employees. For the most part, our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an “essential” business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure and other industries. We have taken measures to safeguard the health and welfare of our employees, including social distancing measures while at work, certain screening, providing personal protection equipment such as gloves, face masks and hand sanitizer and sterilizing cleaning services at Company facilities. As various governmental isolation orders are lifted or phased out, we are reviewing our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

As a distribution business, we have also closely monitored the ability of our suppliers and transportation providers to continue the functioning of our supply chain. We have not experienced significant delays by transportation providers or significant delays in our supply chains. Our inventory position for most products has allowed us to continue supply to most customers with little interruption. In those instances where there is interruption, we are working with our customers to discuss the impact of the COVID-19 delay. We continue to monitor the situation and have ongoing dialogue with our vendors and customers regarding the status of impacted orders.

Management expects industry activity levels and spending by customers to decrease throughout the remainder of 2020 as oil supplies continue to increase and demand destruction from COVID-19 remains.  A prolonged contraction of activity related to oil and gas and a long lasting economic impact from COVID-19 may have a further adverse impact on our results and the carrying value of long-lived assets, inventory and related business segment goodwill. DXP remains committed to streamlining operations and improving organizational efficiencies while continuing to focus on delivering the products and services that remain in the Company’s backlog.  We believe this strategy will further advance the Company’s competitive position, regardless of the market environment.

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

	Three Months Ended March 31,
	2020	%	2019	%
Sales	$300,983	100.0%	$311,225	100.0%
Cost of sales	216,998	72.1%	227,025	72.9%
Gross profit	$83,985	27.9%	$84,200	27.1%
Selling, general and administrative expenses	73,070	24.3%	69,384	22.3%
Income from operations	$10,915	3.6%	$14,816	4.8%
Other (income) expense, net	(834)	(0.3)%	(33)	—%
Interest expense	4,377	1.5%	5,040	1.6%
Income before income taxes	$7,372	2.4%	$9,809	3.2%
Provision for income taxes (benefit)	1,724	0.6%	2,622	0.8%
Net income	$5,648	1.9%	$7,187	2.4%
Net (loss) income attributable to noncontrolling interest	(62)	—	(104)	—
Net income attributable to DXP Enterprises, Inc.	$5,710	1.9%	$7,291	2.4%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.32		$0.41
Diluted earnings per share	0.31		$0.40

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

SALES. Sales for the three months ended March 31, 2020 decreased $10.2 million, or 3.3%, to approximately $301.0 million from $311.2 million for the prior year's corresponding period. Sales from businesses acquired during the first quarter of 2020 accounted for $5.2 million. This overall sales decrease is the result of a decrease in our IPS, SC and SCS segments of $4.7 million,$3.6 million and $1.9 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Three Months Ended March 31,
	2020	2019	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$182,585	$186,179	$(3,594)	(1.9)%
Innovative Pumping Solutions	70,021	74,723	(4,702)	(6.3)%
Supply Chain Services	48,377	50,323	(1,946)	(3.9)%
Total DXP Sales	$300,983	$311,225	$(10,242)	(3.3)%

Service Centers segment. Sales for the Service Centers segment decreased by approximately $3.6 million, or 1.9% for the three months ended March 31, 2020 compared to the prior year's corresponding period. Excluding $5.2 million of first quarter 2020 Service Centers segment sales from businesses acquired, Service Centers segment sales for the first quarter in 2020 decreased $8.8 million, or 4.7% from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety supply products and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic. If the U.S. crude oil production remain at levels experienced during the latter part of the quarter, this level of sales to the oil and gas industry will continue to decline. With a prolonged economic shutdown related to COVID-19, we will likely experience a further decline in overall segment sales.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $4.7 million, or 6.3% for the three months ended March 31, 2020 compared to the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the economic impacts of COVID-19. This level of IPS sales will likely continue to decline, during the remainder of 2020, if the U.S. crude oil production remains at levels experienced during the first three months of 2020.

Supply Chain Services segment. Sales for the SCS segment decreased by $1.9 million, or 3.9%, for the three months ended March 31, 2020, compared to the prior year's corresponding period. The decline in sales are primarily related to decreased sales to customers in the medical device, aerospace, oil and gas and food and beverage industries due to the economic impacts of the COVID-19 pandemic.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2020 increased by approximately 85 basis points from the prior year's corresponding period. Excluding the impact of the business acquired, gross profit as a percentage of sales increased by approximately 90 basis points. The increase in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 435 basis point increase in the gross profit percentage in our IPS segment and 15 basis point increase in the gross profit percentage in our SCS segment partially offset by a 27 basis point decrease in the gross profit percentage in our SC segment.

Innovative Pumping Solutions segment. As a percentage of sales, the first quarter gross profit percentage for the IPS segment increased approximately 435 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment . Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $3.6 million or 53.4%, primarily as a result of the above mentioned increase in gross profit.

Service Centers segment. As a percentage of sales, the first quarter gross profit percentage for the Service Centers decreased approximately 38 basis points and decreased approximately 27 basis points, adjusting for the businesses acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment decreased $2.1 million, or 10.8%. The decrease in operating income is primarily the result of the decline in sales due to the items discussed above.

Supply Chain Services segment. Gross profit as a percentage of sales increased approximately 15 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation in 2019 with no comparable activity in 2020. Operating income for the first quarter of 2020 decreased $0.3 million compared to the prior year's corresponding period mainly due to the above mentioned decrease in sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended March 31, 2020 increased by approximately $3.7 million, or 5.3%, to $73.1 million from $69.4 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $1.5 million of the first quarter increase. Excluding expenses from businesses acquired, SG&A for the quarter increased by $2.2 million, or 3.2%. The overall increase in SG&A is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses. Adjusting for the businesses acquired, the first quarter 2020 expense increased 192 basis points to 24.2% from 22.3% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the first quarter of 2020 decreased by $3.9 million to $10.9 million, from $14.8 million in the prior year's corresponding period. This decrease in operating income is primarily related to the above mentioned increase in selling, general and administrative expense discussed above.

INTEREST EXPENSE. Interest expense for the first quarter of 2020 decreased $0.7 million compared with the prior year's corresponding period due to lower LIBOR rates.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 23.3% for the three months ended March 31, 2020 compared to a tax expense of 26.7% for the three months ended March 31, 2019. Compared to the U.S. statutory rate for the three months ended March 31, 2020, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

Compared to the U.S. statutory rate for the three months ended March 31, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of March 31, 2020, we had cash and cash equivalents of $32.9 million and bank and other borrowings of $237.8 million. We have a $135 million Asset-Based loan facility that is due to mature in August 2022, under which we had no borrowing outstanding as of March 31, 2020.

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

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Cash Provided by (Used in):
Operating Activities	$(1,612)	$(5,310)
Investing Activities	(17,388)	(2,283)
Financing Activities	(742)	(2,310)
Effect of Foreign Currency	(1,730)	112
Net Change in Cash	$(21,472)	$(9,791)

Operating Activities

The Company used $1.6 million of cash in operating activities during the three months ended March 31, 2020 compared to using $5.3 million of cash during the prior year's corresponding period. The $3.7 million decrease in the amount of cash used between the two periods was primarily driven by the timing of payments associated with trade accounts payable and inventory purchases.

Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $17.4 million compared to $2.3 million in the corresponding period in 2019. This $15.2 million increase was primarily driven by the purchase of PSI and Turbo in the first quarter of 2020. For the three months ended March 31, 2020, purchases of property and equipment was approximately $3.2 million.

Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $0.7 million, compared to net cash used in financing activities of $2.3 million for the corresponding period in 2019. The activity in the period was primarily attributed to the payment of contingent consideration in 2019 of $1.4 million associated with the purchase of ASI.

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver") a $50 million increase from the $85.0 million available under the original revolver. During the three months ended March 31, 2020, the amount available to be borrowed under our credit facility increased to $131.6 million compared to $81.6 million at December 31, 2019 primarily as a result of the above mentioned Increase Agreement offset by outstanding letters of credit.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk,' of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposures to market risk have not changed materially since December 31, 2019.

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2020.
Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting that occurred during three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The COVID-19 pandemic could result in disruptions in supply chain, decreased customer demand, lower oil price and volatility in the stock market and the global economy, which could negatively impact our business, financial position, and results of operations.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. During the first few months on 2020, COVID-19 has spread into several regions globally, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil prices, and lockdown in international travel, all of which could adversely impact the global economy and potentially decrease demand from our customers. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity and increased economic and market uncertainty. Further, a COVID-19 outbreak at one of our vendors’ or customers’ facilities could adversely impact or disrupt our operations. These types of events could negatively impact our customers’ spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our business, reputation, results of operations or financial conditions. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any actions taken by governmental authorities and other third parties in response to the pandemic. While we do not know the full extent of the impact on our business, our operations or the global economy as a whole, the effects could have a material adverse effect on our business, financial condition, and results of operations. Moreover, many risk factors set forth in the Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

We could be adversely impacted by the unexpected loss of the services of our executive management team and other key employees.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense and the process of locating qualified key personnel may be lengthy and expensive. If any of our executive management team contract COVID-19, we may lose their services for an extended period of time, which would likely have a negative impact on our business and operations. If we experience widespread cases of COVID-19 among the employees, it would place more pressure on the remaining employees to perform all functions across the organization while maintaining their health, may require us to take remediation measures, and could impair our ability to conduct business. We may not be successful in retaining our key employees or finding adequate replacements for lost personnel.

We could be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry.

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business could adversely impact our results of operations and financial condition. The unprecedented sharp decline in crude oil prices since February 2020 has negatively impacted the oil and gas industry and is expected to cause further worsening conditions of energy companies, oilfield services companies, and related businesses. A significant portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital expenditures in connection with the upstream, midstream, and downstream phases in the energy industry. Therefore, sustained low oil and natural gas prices or a continued decline of such prices could lead to a decrease in our customers’ capital and other expenditures and could adversely affect our revenues. Oil and gas pricing and the resultant economic conditions may not recover meaningfully in the near term.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended March 31, 2020, we issued an aggregate of 49,468 shares of the Company’s common stock to certain employees of PSI in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for a total consideration of $2,000,000, as described above in Note 13 - Business Acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-61953), filed with the Commission on August 20, 1998).

3.2	Bylaws, as amended on July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2018.

10.1	Increase Agreement, dated as of March 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2020).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

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

Dated: May 8, 2020