Form 10-Q
period 2020-06-30
DXP ENTERPRISES INC
filed 2020-08-10
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2020
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [ ]    Accelerated filer [X]    Non-accelerated filer [ ]    Smaller reporting company [☐]    Emerging growth company [☐]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [☐] No [X]

Number of shares of registrant's Common Stock outstanding as of July 31, 2020: 17,778,829 par value $0.01 per share.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$251,401	$333,318	$552,384	$644,543
Cost of sales	181,705	241,331	398,703	468,356
Gross profit	69,696	91,987	153,681	176,187
Selling, general and administrative expenses	62,943	69,140	136,013	138,524
Income from operations	6,753	22,847	17,668	37,663
Other income	133	185	(701)	152
Interest expense	3,930	4,885	8,307	9,925
Income before income taxes	2,690	17,777	10,062	27,586
Provision for income taxes	610	4,427	2,334	7,049
Net income	2,080	13,350	7,728	20,537
Net (loss) attributable to noncontrolling interest	(62)	(109)	(124)	(213)
Net income attributable to DXP Enterprises, Inc.	2,142	13,459	7,852	20,750
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$2,120	$13,437	$7,807	$20,705

Net income	$2,080	$13,350	$7,728	$20,537
Currency translation adjustments	1,395	(139)	232	563
Comprehensive income	$3,475	$13,211	$7,960	$21,100

Earnings per share :
Basic	$0.12	$0.76	$0.44	$1.18
Diluted	$0.12	$0.73	$0.42	$1.13
Weighted average common shares outstanding :
Basic	17,735	17,596	17,719	17,581
Diluted	18,575	18,436	18,559	18,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	As of
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$78,678	$54,203
Restricted cash	91	124
Accounts Receivable, net of allowance for doubtful accounts of $9,272 and $8,929	154,804	187,116
Inventories	131,828	129,364
Costs and estimated profits in excess of billings	30,376	32,455
Prepaid expenses and other current assets	6,120	4,223
Federal income taxes receivable	332	996
Total current assets	402,229	408,481
Property and equipment, net	62,962	63,703
Goodwill	202,502	194,052
Other intangible assets, net	50,540	52,582
Operating lease ROU assets	61,187	66,191
Other long-term assets	3,710	3,211
Total assets	$783,130	$788,220
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,500	$2,500
Trade accounts payable	82,407	76,438
Accrued wages and benefits	21,789	23,412
Customer advances	5,437	3,408
Billings in excess of costs and estimated profits	3,569	11,871
Short-term operating lease liabilities	15,879	17,603
Other current liabilities	17,638	12,939
Total current liabilities	149,219	148,171
Long-term debt, net of current maturities and unamortized debt issuance costs	220,107	235,419
Long-term operating lease liabilities	44,158	48,605
Other long-term liabilities	1,027	1,205
Deferred income taxes	10,774	9,872
Total long-term liabilities	276,066	295,101
Total liabilities	425,285	443,272
Commitments and contingencies (Note 11)
Shareholders' Equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,772,603 and 17,604,092 outstanding	175	174
Additional paid-in capital	163,094	157,886
Retained earnings	213,260	205,680
Accumulated other comprehensive loss	(19,722)	(19,954)
Total DXP Enterprises, Inc. Equity	356,823	343,802
Noncontrolling interest	1,022	1,146
Total Equity	357,845	344,948
Total liabilities and Equity	$783,130	$788,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$7,852	$20,750
Less: net loss attributable to non-controlling interest	(124)	(213)
Net income	7,728	20,537
Reconciliation of net income to net cash used in operating activities:
Depreciation	5,747	4,654
Amortization of intangible assets	6,243	7,617
Gain on sale of property and equipment	—	(8)
Bad debt expense	434	(228)
Payment of contingent consideration liability in excess of acquisition-date fair value	(136)	(106)
Fair value adjustment on contingent consideration	39	66
Amortization of debt issuance costs	937	936
Stock compensation expense	1,887	1,029
Deferred income taxes	174	926
Changes in operating assets and liabilities
Trade accounts receivable	34,416	(17,402)
Costs and estimated profits in excess of billings	2,032	(2,953)
Inventories	(935)	(13,114)
Prepaid expenses and other assets	2,586	7,295
Trade accounts payable and accrued expenses	13,572	911
Billings in excess of costs and estimated profits	(8,296)	(4,774)
Other long-term liabilities	(4,664)	(8,846)
Net cash provided by (used in) operating activities	$61,764	$(3,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,133)	(8,584)
Proceeds from the sale of property and equipment	123	34
Acquisition of business, net of cash acquired	(14,153)	—
Net cash used in investing activities	$(19,163)	$(8,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(16,250)	(1,700)
Issuance of Common Stock sold in public market	1,142	—
Payment for contingent consideration liability	(1,864)	(1,394)
Dividends paid	(45)	(45)
Payment for employee taxes withheld from stock awards	(116)	(128)
Net cash used in financing activities	$(17,133)	$(3,267)
Effect of foreign currency on cash	(1,025)	311
Net change in cash and restricted cash	24,443	(14,966)
Cash and restricted cash at beginning of period	54,326	40,519
Cash and restricted cash at end of period	$78,769	$25,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at March 31, 2019	$1	$15	$174	$156,651	$177,003	$1,302	$(18,565)	$316,581
Preferred dividends paid	—	—	—	—	(22)	—	—	$(22)
Compensation expense for restricted stock	—	—	—	524	—	—	—	$524
Tax related items for share based awards	—	—	—	(84)	—	—	—	$(84)
Currency translation adjustment	—	—	—	—	—	—	(139)	$(139)
Net income	—	—	—	—	13,459	(109)	—	$13,350
Balance at June 30, 2019	$1	$15	$174	$157,091	$190,440	$1,193	$(18,704)	$330,210

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2018	$1	$15	$174	$156,190	$169,735	$1,406	$(19,267)	$308,254
Preferred dividends paid	—	—	—	—	(45)	—	—	$(45)
Compensation expense for restricted stock	—	—	—	1,029	—	—	—	$1,029
Tax related items for share based awards	—	—	—	(128)	—	—	—	$(128)
Currency translation adjustment	—	—	—	—	—	—	563	$563
Net income	—	—	—	—	20,750	(213)	—	$20,537
Balance at June 30, 2019	$1	$15	$174	$157,091	$190,440	$1,193	$(18,704)	$330,210

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at March 31, 2020	$1	$15	$175	$160,695	$211,367	$1,084	$(21,117)	$352,220
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	956	—	—	—	956
Stock compensation expense	—	—	—	27	—	—	—	27
Tax related items for share based awards	—	—	—	(22)	—	—	—	(22)
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of common stock sold in public markets, net of commissions and fees	—	—	—	1,142	—	—	—	1,142
Currency translation adjustment	—	—	—	296	(227)	—	1,395	1,464
Net income	—	—	—	—	2,142	(62)	—	2,080
Balance at June 30, 2020	$1	$15	$175	$163,094	$213,260	$1,022	$(19,722)	$357,845

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2019	$1	$15	$174	$157,886	$205,680	$1,146	$(19,954)	$344,948
Preferred dividends paid	—	—	—	—	(45)	—	—	$(45)
Compensation expense for restricted stock	—	—	—	1,860	—	—	—	$1,860
Stock compensation expense	—	—	—	27	—	—	—	$27
Tax related items for share based awards	—	—	—	(116)	—	—	—	$(116)
Issuance of shares of common stock	—	—	1	1,999	—	—	—	$2,000
Issuance of common stock sold in public markets, net of commissions and fees	—	—	—	1,142	—	—	—	$1,142
Currency translation adjustment	—	—	—	296	(227)		232	$301
Net income	—	—	—	—	7,852	(124)	—	$7,728
Balance at June 30, 2020	$1	$15	$175	$163,094	$213,260	$1,022	$(19,722)	$357,845

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2020 and June 30, 2019, condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, condensed consolidated statements of cash flows for the six months ended June 30, 2020 and June 30, 2019, and condensed consolidated statement of equity for the six months ended June 30, 2020 and June 30, 2019. All such adjustments represent normal recurring items.

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

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,	Six Months Ended June 30,
Lease	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,183	$9,138
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	3,933	$5,740

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	June 30, 2020	June 30, 2019
Assets
Operating	Operating lease right-of-use assets	61,187	$69,094

Liabilities
Current operating	Short-term operating lease liabilities	15,879	17,887
Non-current operating	Long-term operating lease liabilities	44,158	51,188
Total operating lease liabilities		$60,037	$69,075

During the six months ended June 30, 2020, the Company paid $2.6 million in current and future lease obligations to entities invested in by the Company’s Chief Executive Officer.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 classified as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.  As of June 30, 2020, we recorded a $0.5 million liability for contingent consideration associated with the acquisition of Application Specialties Inc. ("ASI") in other current and long-term liabilities.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2019	$2,705
Acquisitions and settlements
Acquisitions	—
Settlements	(2,000)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	(199)
*Ending Balance at June 30, 2020	$506

The amount of total (gains) or losses for the quarter included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at June 30, 2020.	$(199)

* Included in other current liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$506	Discounted cash flow	Annualized EBITDA and probability of achievement

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 30, 2020 and December 31, 2019, but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit. The Company believes that the estimated fair value of such instruments at June 30, 2020 and December 31, 2019 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets. See Note 9 - Long Term Debt for the fair value of our term loan debt under our syndicated credit agreement facility.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$129,397	$122,510
Work in process	16,616	19,721
Obsolescence reserve	(14,185)	(12,867)
Inventories	$131,828	$129,364

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$62,561	$51,017
Estimated profits, thereon	12,632	10,771
Total	75,193	61,788
Less: billings to date	48,387	41,223
Net	$26,806	$20,565

Such amounts were included in the accompanying condensed Consolidated Balance Sheets for June 30, 2020 and December 31, 2019 under the following captions (in thousands):

	June 30, 2020	December 31, 2019
Costs and estimated profits in excess of billings	$30,376	$32,455
Billings in excess of costs and estimated profits	(3,569)	(11,871)
Translation adjustment	(1)	(19)
Net	$26,806	$20,565

During the six months ended June 30, 2020, $11.7 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 – INCOME TAXES

Our effective tax rate from continuing operations was 23.2% for the six months ended June 30, 2020 compared to a tax expense of 25.6% for the six months ended June 30, 2019. Compared to the U.S. statutory rate for the six months ended June 30, 2020, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the six months ended June 30, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses and partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 9 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	228,125	217,289	244,375	244,375
Total long-term debt	228,125	217,289	244,375	244,375
Less: current portion	(2,500)	(2,381)	(2,500)	(2,500)
Long-term debt less current maturities	$225,625	$214,908	$241,875	$241,875

(1) Carrying value amounts do not include unamortized debt issuance costs of $5.5 million and $6.5 million for June 30, 2020 and December 31, 2019, respectively.

Credit Agreements

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver") a $50.0 million increase above the $85.0 million original revolver. The Increase Agreement amends and supplements that certain Loan and Security Agreement, dated as of August 29, 2017. As of June 30, 2020, the Company had no amount outstanding under the ABL Revolver and had $131.0 million of borrowing capacity, net of the impact of outstanding letters of credit.

The fair value measurements used by the Company are considered Level 2 inputs, as defined in the fair value hierarchy. The fair value estimates were based on quoted prices for identical or similar securities.

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of June 30, 2020.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Weighted average shares outstanding	17,735	17,596	17,719	17,581
Net income attributable to DXP Enterprises, Inc.	$2,142	$13,459	$7,852	$20,750
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$2,120	$13,437	$7,807	$20,705
Per share amount	$0.12	$0.76	$0.44	$1.18

Diluted:
Weighted average shares outstanding	17,735	17,596	17,719	17,581
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	18,575	18,436	18,559	18,421
Net income attributable to common shareholders	$2,120	$13,437	$7,807	$20,705
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc.	$2,142	$13,459	$7,852	$20,750
Per share amount	$0.12	$0.73	$0.42	$1.13

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

NOTE 12 - SEGMENT REPORTING

The Company's reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, MRO products, equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of inter-segment eliminations.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended June 30,
	2020				2019
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$144,286	$—	$32,988	$177,274	$184,444	$—	$48,385	$232,829
Inventory management services (recognized over contract life)	—	—	4,086	$4,086	—	—	3,927	$3,927
Staffing services (day-rate basis)	9,562	—	—	$9,562	15,534	—	—	$15,534
Customized pump production (recognized over time)	—	60,479	—	$60,479	—	81,028	—	$81,028
Total Revenue	$153,848	$60,479	$37,074	$251,401	$199,978	$81,028	$52,312	$333,318
Income from operations(1)	$13,664	$8,565	$3,353	$25,582	$23,230	$12,028	$3,784	$39,042

	Six Months Ended June 30,
	2020				2019
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales (recognized at a point in time)	$314,081	$—	$77,140	$391,221	$356,112	$—	$94,770	$450,882
Inventory management services (recognized over contract life)	—	—	8,311	$8,311	—	—	7,865	$7,865
Staffing services (day-rate basis)	22,352	—	—	$22,352	30,045	—	—	$30,045
Customized pump production (recognized over time)	—	130,500	—	$130,500	—	155,751	—	$155,751
Total Revenue	$336,433	$130,500	$85,451	$552,384	$386,157	$155,751	$102,635	$644,543
Income from operations	$30,590	$18,993	$7,108	$56,691	$42,210	$18,827	$7,870	$68,907

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income for reportable segments	$25,582	$39,042	$56,691	$68,907
Adjustment for:
Amortization of intangible assets	3,046	3,803	6,243	7,617
Corporate expenses	15,783	12,392	32,780	23,627
Income from operations	$6,753	$22,847	17,668	37,663
Interest expense	3,930	4,885	8,307	9,925
Other income, net	133	185	(701)	152
Income before income taxes	$2,690	$17,777	$10,062	$27,586

NOTE 13 - BUSINESS ACQUISITIONS

On February 1, 2020, the Company completed the acquisition of Turbo Machinery Repair (“Turbo”), a pump and industrial equipment repair, maintenance, machining and labor services company. The Company paid approximately $3.2 million in cash. For the six months ended June 30, 2020, Turbo contributed sales of $1.2 million.

On January 1, 2020, the Company completed the acquisition of substantially all of the assets of Pumping Systems, Inc. (“PSI”), a distributor of pumps, systems and related services. The PSI acquisition was funded with a mixture of cash on hand as well as issuing DXP's common stock. The Company paid approximately $13.0 million in cash and stock. For the six months ended June 30, 2020, PSI contributed sales of $8.5 million.

Purchase Price Consideration	Total Consideration
(Dollars in millions)
Cash payments	$14.2
Fair value of stock issued	2.0
Total purchase price consideration	$16.2

NOTE 14 - SALES OF COMMON STOCK

On May 11, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Distribution Agent”) pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $37,500,000 from time to time through the Distribution Agent. Sales, if any, of the Company’s common stock pursuant to the Equity Distribution Agreement will be made in “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the three months ended June 30, 2020, the Company issued and sold 46,000 shares of common stock under the Equity Distribution Agreement, with net proceeds totaling approximately $1.1 million, after deducting the Distribution Agent’s commission of approximately $26 thousand.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and six months ended June 30, 2020 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

CURRENT MARKET CONDITIONS AND OUTLOOK

During the six months ended June 30, 2020, the widely publicized and discussed coronavirus (COVID-19) outbreak rapidly spread across the world, driving a sharp erosion in demand for crude oil and other products and services, as whole economies ordered curtailed activity.  In response to declining demand for crude oil, members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, met in early March to discuss additional production cuts to help stabilize prices. The group failed to reach an agreement, and production was instead increased into the already oversupplied market, decimating oil prices and rapidly filling worldwide oil storage facilities. OPEC+ eventually reached an agreement in April 2020 to reduce production, which had a muted effect on oil prices due to the belief that the cuts were significantly less than the demand destruction caused by COVID-19.  As a result, companies across the industry responded with severe capital spending budget cuts, cost cuts, personnel layoffs, facility closures and bankruptcy filings. The North American rig count has declined from 1,079 active rigs in July of 2019 to only 296 as of July 2020.

We have taken a number of mitigation efforts and proactive steps in response. We moved forward with our plans to increase our ABL revolver facility from $85 Million to $135 Million. In addition, we reduced certain discretionary expenditures and suspended the Company’s matching contributions to retirement plans. We may take additional mitigation actions in the future such as raising additional financing or furloughs. Some of these measures may have an adverse impact on our businesses.

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

Management expects industry activity levels and spending by customers to decrease throughout the remainder of 2020 as oil supplies continue to increase and demand destruction from COVID-19 remains.  A prolonged contraction of activity related to oil and gas and a long lasting economic impact from COVID-19 may have a further adversely impact on our results and the carrying value of long-lived assets, inventory and related business segment goodwill. DXP remains committed to streamlining operations and improving organizational efficiencies while continuing to focus on delivering the products and services that remain in the Company’s backlog.  We believe this strategy will further advance the Company’s competitive position, regardless of the market environment.

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

	Three Months Ended June 30,
	2020	%	2019	%
Sales	$251,401	100.0%	$333,318	100.0%
Cost of sales	181,705	72.3%	241,331	72.4%
Gross profit	$69,696	27.7%	$91,987	27.6%
Selling, general and administrative expenses	62,943	25.0%	69,140	20.7%
Income from operations	$6,753	2.7%	$22,847	6.9%
Other (income) expense, net	133	0.1%	185	0.1%
Interest expense	3,930	1.6%	4,885	1.5%
Income before income taxes	$2,690	1.1%	$17,777	5.3%
Provision for income taxes (benefit)	610	0.2%	4,427	1.3%
Net income	$2,080	0.8%	$13,350	4.0%
Net (loss) income attributable to noncontrolling interest	(62)	—	(109)	—
Net income attributable to DXP Enterprises, Inc.	$2,142	0.9%	$13,459	4.0%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.12		$0.76
Diluted earnings per share	0.12		$0.73

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

SALES. Sales for the three months ended June 30, 2020 decreased $81.9 million, or 24.6%, to approximately $251.4 million from $333.3 million for the prior year's corresponding period. Sales from businesses acquired during the year accounted for $4.5 million of the sales for the three months ended June 30, 2020. This overall sales decrease is the result of a decrease in sales in our SC, IPS and SCS segments of $46.1 million, $20.5 million and $15.2 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Three Months Ended June 30,
	2020	2019	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$153,848	$199,978	$(46,130)	(23.1)%
Innovative Pumping Solutions	60,479	81,028	(20,549)	(25.4)%
Supply Chain Services	37,074	52,312	(15,238)	(29.1)%
Total DXP Sales	$251,401	$333,318	$(81,917)	(24.6)%

Service Centers segment. Sales for the Service Centers segment decreased by approximately $46.1 million, or 23.1% for the three months ended June 30, 2020 compared to the prior year's corresponding period. Excluding $4.5 million of second quarter 2020 Service Centers segment sales from businesses acquired, Service Centers segment sales for the second quarter in 2020 decreased $50.6 million, or 25.3% from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety supply products and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic. We expect that this level of sales to the oil and gas industry will likely continue to decline if U.S. crude oil production remains at levels experienced during the quarter. With a prolonged economic shutdown related to COVID-19, we will likely experience a further decline in overall segment sales.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $20.5 million, or 25.4% for the three months ended June 30, 2020 compared to the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the negative economic impacts of COVID-19. This level of IPS sales will likely continue to decline during the remainder of 2020 if the U.S. crude oil production remains at levels experienced during the first six months of 2020.

Supply Chain Services segment. Sales for the SCS segment decreased by $15.2 million, or 29.1%, for the three months ended June 30, 2020, compared to the prior year's corresponding period. The decline in sales is primarily related to decreased sales to customers in the aerospace and oil and gas industries due to the economic impacts of the COVID-19 pandemic.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2020 increased by approximately 13 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales increased by approximately 15 basis points. The increase in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 292 basis point increase in the gross profit percentage in our SCS segment, partially offset by a 53 basis point decrease in the gross profit percentage in our SC segment and a 5 basis point decrease in the gross profit percentage in our IPS segment.

Innovative Pumping Solutions segment. As a percentage of sales, the second quarter gross profit percentage for the IPS segment increased approximately 5 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built-to-order customer specific products. Operating income for the IPS segment decreased $3.5 million or 28.8%, during the second quarter of 2020 compared to the prior year’s corresponding period. The decrease in operating income is primarily the result of the above-mentioned decrease in sales.

Service Centers segment. As a percentage of sales, the second quarter gross profit percentage for the Service Centers decreased approximately 59 basis points and decreased approximately 53 basis points, adjusting for the businesses acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment decreased $9.6 million, or 41.2%, during the second quarter of 2020 compared to the prior year’s corresponding period. . The decrease in operating income is primarily the result of the decline in sales due to the items discussed above.

Supply Chain Services segment. Gross profit as a percentage of sales for the SCS segment increased approximately 292 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation in 2019 with no comparable activity in 2020. Operating income for the second quarter of 2020 decreased $0.4 million compared to the prior year's corresponding period mainly due to the above- mentioned decrease in sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended June 30, 2020 decreased by approximately $6.2 million, or 9.0%, to $62.9 million from $69.1 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $1.2 million. Excluding expenses from businesses acquired, SG&A for the quarter decreased by $7.4 million, or 10.7%. The overall decrease in SG&A is primarily the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets. Adjusting for the businesses acquired, the second quarter 2020 expense decreased 428 basis points to 25.0% from 20.7% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the second quarter of 2020 decreased by $16.1 million to $6.8 million, from $22.8 million in the prior year's corresponding period. This decrease in operating income is primarily related to the above mentioned decrease in sales discussed above.

INTEREST EXPENSE. Interest expense for the second quarter of 2020 decreased $1.0 million compared with the prior year's corresponding period due to lower LIBOR rates and a reduction in principal balance.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 22.9% for the three months ended June 30, 2020 compared to a tax expense of 24.9% for the three months ended June 30, 2019. Compared to the U.S. statutory rate for the three months ended June 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

Compared to the U.S. statutory rate for the three months ended June 30, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

	Six Months Ended June 30,
	2020	%	2019	%
Sales	$552,384	100.0%	$644,543	100.0%
Cost of sales	398,703	72.2%	468,356	72.7%
Gross profit	$153,681	27.8%	$176,187	27.3%
Selling, general and administrative expenses	136,013	24.6%	138,524	21.5%
Income from operations	$17,668	3.2%	$37,663	5.8%
Other (income) expense, net	(701)	(0.1)%	152	—%
Interest expense	8,307	1.5%	9,925	1.5%
Income before income taxes	$10,062	1.8%	$27,586	4.3%
Provision for income taxes (benefit)	2,334	0.4%	7,049	1.1%
Net income	$7,728	1.4%	$20,537	3.2%
Net loss attributable to noncontrolling interest	(124)	—	(213)	—
Net income attributable to DXP Enterprises, Inc.	$7,852	1.4%	$20,750	3.2%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.44		$1.18
Diluted earnings per share	$0.42		$1.13

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

SALES. Sales for the six months ended June 30, 2020 decreased $92.2 million, or 14.3%, to approximately $552.4 million from $644.5 million for the prior year's corresponding period. This sales decrease is the result of a decrease in sales in our SC, IPS and SCS segments of $49.7 million, $25.3 million, and $17.2 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Six Months Ended June 30,
	2020	2019	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	336,433	386,157	$(49,724)	(12.9)%
Innovative Pumping Solutions	130,500	155,751	(25,251)	(16.2)%
Supply Chain Services	85,451	102,635	(17,184)	(16.7)%
Total DXP Sales	$552,384	$644,543	$(92,159)	(14.3)%

Service Centers segment. Sales for the Service Centers segment decreased by $49.7 million, or 12.9% for the six months ended June 30, 2020 compared to the prior year's corresponding period. Excluding $9.7 million of Service Center segment sales for the six months ended June 30, 2020 from businesses acquired, Service Centers segment sales decreased $59.5 million, or 15.4% from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety supply products and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic. We expect that this level of sales to the oil and gas industry will likely continue to decline if U.S. crude oil production remains at levels experienced during the first six months of 2020. With a prolonged economic shutdown related to COVID-19, we will likely experience a further decline in overall segment sales.

Supply Chain Services segment. Sales for the SCS segment decreased by $17.2 million, or 16.7%, for the six months ended June 30, 2020, compared to the prior year's corresponding period. The decline in sales is primarily related to decreased sales to customers in the aerospace and oil and gas industries due to the economic impacts of the COVID-19 pandemic.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $25.3 million, or 16.2% for the six months ended June 30, 2020 compared to the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the economic impacts of COVID-19. This level of IPS sales will likely continue to decline during the remainder of 2020 if U.S. crude oil production remains at levels experienced during the first six months of 2020.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2020 increased by approximately 49 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales increased by approximately 53 basis points. The increase in the gross profit percentage is primarily the result of an approximate 208 basis point increase in the gross profit percentage in our IPS segment and 143 basis point increase in the gross profit percentage in our SCS segment, partially offset by a 35 basis point decrease in the gross profit percentage in our SC segment excluding businesses acquired during the six months ended June 30, 2020.

Innovative Pumping Solutions segment. As a percentage of sales, the six months ended June 30, 2020 gross profit percentage for the IPS segment increased approximately 208 basis points from the prior year's corresponding period primarily as a result of an increase in utilization and capacity within IPS' engineered-to-order business and an overall improvement in the pricing environment driven by an increase in capital spending by oil and gas producers. Additionally, gross profit margins for individual orders have continued to improve because of the increase in sales of built to order customer specific products. Operating income for the IPS segment increased $0.2 million or 0.9%, primarily as a result of the below mentioned decrease in SG&A.

Service Centers segment. As a percentage of sales, the six months ended June 30, 2020 gross profit percentage for the Service Centers decreased approximately 44 basis points from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment decreased $11.6 million, or 27.5%. The decrease in operating income is primarily the result of a decline in sales.

Supply Chain Services segment. Gross profit as a percentage of sales increased approximately 143 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer site implementations which are incurred prior to sales in the comparable 2019 period. Operating income for the six month period of 2020 decreased $0.8 million compared to the prior year's corresponding period mainly due to a decrease in SG&A expense of $1.8 million primarily related to payroll and incentive compensation.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the six months ended June 30, 2020 decreased by approximately $2.5 million, or 1.8%, to $136.0 million from $138.5 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $2.6 million. Excluding expenses from businesses acquired, SG&A for the six months ended June 30, 2020 decreased by $5.1 million, or 3.7%. The overall decrease in SG&A is the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets. The overall decrease adjusting for the businesses acquired, increased 309 basis points to 24.6% from 21.5% for the prior year's corresponding period primarily as a result of the fixed cost leverage nature of SG&A.

OPERATING INCOME. Operating income for the six months ended June 30, 2020 decreased by $20.0 million, or 53.1%, to $17.7 million, from $37.7 million in the prior year's corresponding period. This decrease in operating income is primarily related to the decrease in sales discussed above.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2020 decreased $1.6 million compared with the prior year's corresponding period due to lower LIBOR rates and a reduction in principal balance.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 23.2% for the six months ended June 30, 2020 compared to a tax expense of 25.6% for the six months ended June 30, 2019. Compared to the U.S. statutory rate for the six months ended June 30, 2020, the effective tax rate was increased by state taxes, foreign taxes and nondeductible. The effective tax rate decreased primarily due to research and development tax credits and other tax credits.
Compared to the U.S. statutory rate for the six months ended June 30, 2019, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of June 30, 2020, we had cash and cash equivalents of $78.8 million and bank and other borrowings of $222.6 million. We have a $135 million Asset-Based loan facility that is due to mature in August 2022, under which we had no borrowings outstanding as of June 30, 2020.

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

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net Cash Provided by (Used in):
Operating Activities	$61,764	$(3,460)
Investing Activities	(19,163)	(8,550)
Financing Activities	(17,133)	(3,267)
Effect of Foreign Currency	(1,025)	311
Net Change in Cash	$24,443	$(14,966)

Operating Activities

The Company provided $61.8 million of cash in operating activities during the six months ended June 30, 2020 compared to using $3.5 million of cash during the prior year's corresponding period. The $65.2 million increase in the amount of cash provided between the two periods was primarily driven by the collections of receivables associated with trade accounts receivables and decreased inventory purchases.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $19.2 million compared to $8.6 million in the corresponding period in June 30, 2019. This $10.6 million increase was primarily driven by the purchase of PSI and Turbo in the first quarter of 2020. For the six months ended June 30, 2020, purchases of property and equipment decreased to approximately $5.1 million compared to $8.6 million in 2019 primarily due to leasehold improvements in 2019 with no comparable activity in 2020.

Financing Activities

For the six months ended June 30, 2020, net cash used in financing activities was $17.1 million, compared to net cash used in financing activities of $3.3 million for the corresponding period in June 30, 2019. The activity in the period was primarily attributed to Term Loan B payments of $15.6 million in 2020 compared to $1.3 million in 2019 and $1.1 million associated with common stock sold in public markets in 2020.

On May 11, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Distribution Agent”) pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $37,500,000 from time to time through the Distribution Agent. Sales, if any, of the Company’s common stock pursuant to the Equity Distribution Agreement will be made in “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the three months ended June 30, 2020, the Company issued and sold 46,000 shares of common stock under the Equity Distribution Agreement, with net proceeds totaling approximately $1.1 million, after deducting the Distribution Agent’s commission of approximately $26 thousand.

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver"), a $50 million increase from the $85.0 million available under the original revolver. During the six months ended June 30, 2020, the amount available to be borrowed under our credit facility increased to $131.0 million compared to $81.6 million at December 31, 2019, primarily as a result of the above mentioned Increase Agreement offset by outstanding letters of credit.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2020.
Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. During the first few months on 2020, COVID-19 has spread into several regions globally, resulting in certain supply chain disruptions, volatility in the stock market, lower oil prices, and a lockdown in international travel, all of which could adversely impact the global economy and potentially decrease demand from our customers. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity and increased economic and market uncertainty. Further, a COVID-19 outbreak at one of our vendors’ or customers’ facilities could adversely impact or disrupt our operations. These types of events could negatively impact our customers’ spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our business, reputation, results of operations or financial conditions. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways.

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

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense and the process of locating qualified key personnel may be lengthy and expensive. If any of our executive management team contract COVID-19, we may lose their services for an extended period of time, which would likely have a negative impact on our business and operations. If we experience widespread cases of COVID-19 among our employees, it would place more pressure on the remaining employees to perform all functions across the organization while maintaining their health, may require us to take remediation measures, and could impair our ability to conduct business. We may not be successful in retaining our key employees or finding adequate replacements for lost personnel.

We could be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry.

Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy related business could adversely impact our results of operations and financial condition. The unprecedented sharp decline in crude oil prices since February 2020 has negatively impacted the oil and gas industry and is expected to cause further worsening conditions of energy companies, oilfield services companies, and related businesses. A significant portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital expenditures in connection with the upstream, midstream, and downstream phases in the energy industry. Therefore, sustained low oil and natural gas prices or a continued decline of such prices could lead to a decrease in our customers’ capital and other expenditures and could adversely affect our revenues. Oil and gas pricing and the resultant economic conditions may not recover meaningfully in the near term.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Common Stock

A summary of our purchases of DXP Enterprises, Inc. common stock during the second quarter of fiscal year 2020 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	Apr 1 - Apr 30	855	$13.22	—	$—
	May 1 - May 31	541	$13.34	—	$—
	Jun 1 - Jun 30	—	$—	—	$—
	Total	1,396	$13.27	—	$—

(1)	We withheld 1,396 shares to satisfy tax withholding obligation in connection with the vesting of employee equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form on Form S-8, filed with the Commission on August 20, 1998. File No. :333-61953).

3.2	Bylaws, as amended on July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2018.

10.1

Equity Distribution Agreement, dated May 11, 2020, by and between the Company and the Distribution Agent (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2020, File No.: 000-21513).

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL.

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

Dated: August 10, 2020