Form 10-Q
period 2020-09-30
DXP ENTERPRISES INC
filed 2020-11-10
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2020
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock outstanding as of October 30, 2020: 17,790,717 par value $0.01 per share.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$220,193	$327,178	$772,577	$971,721
Cost of sales	158,892	234,474	557,595	702,830
Gross profit	61,301	92,704	214,982	268,891
Selling, general and administrative expenses	53,746	70,987	189,759	209,511
Impairment and other charges	48,401	—	48,401	—
Income (loss) from operations	(40,846)	21,717	(23,178)	59,380
Other expense (income)	320	(25)	(381)	127
Interest expense	3,752	4,986	12,059	14,911
Income (loss) before income taxes	(44,918)	16,756	(34,856)	44,342
Provision for income taxes (benefit)	(10,143)	3,606	(7,809)	10,655
Net income (loss)	(34,775)	13,150	(27,047)	33,687
Net (loss) attributable to noncontrolling interest	(109)	41	(233)	(172)
Net income (loss) attributable to DXP Enterprises, Inc.	(34,666)	13,109	(26,814)	33,859
Preferred stock dividend	23	23	68	68
Net income (loss) attributable to common shareholders	$(34,689)	$13,086	$(26,882)	$33,791

Net income (loss)	$(34,775)	$13,150	$(27,047)	$33,687
Currency translation adjustments	(452)	(1,281)	(220)	(718)
Comprehensive income (loss)	$(35,227)	$11,869	$(27,267)	$32,969

Earnings (loss) per share (Note 11) :
Basic	$(1.95)	$0.74	$(1.52)	$1.92
Diluted	$(1.95)	$0.71	$(1.52)	$1.84
Weighted average common shares outstanding :
Basic	17,790	17,602	17,743	17,588
Diluted	17,790	18,442	17,743	18,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$97,287	$54,203
Restricted cash	91	124
Accounts Receivable, net of allowance of $8,441 and $8,929	152,013	187,116
Inventories	118,864	129,364
Costs and estimated profits in excess of billings	21,544	32,455
Prepaid expenses and other current assets	6,061	4,223
Federal income taxes receivable	6,834	996
Total current assets	402,694	408,481
Property and equipment, net	57,452	63,703
Goodwill	166,375	194,052
Other intangible assets, net	47,616	52,582
Operating lease ROU assets	58,657	66,191
Other long-term assets	3,924	3,211
Total assets	$736,718	$788,220
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,500	$2,500
Trade accounts payable	81,570	76,438
Accrued wages and benefits	21,121	23,412
Customer advances	9,185	3,408
Billings in excess of costs and estimated profits	4,168	11,871
Short-term operating lease liabilities	16,605	17,603
Other current liabilities	20,723	12,939
Total current liabilities	155,872	148,171
Long-term debt, net of unamortized debt issuance costs	209,813	235,419
Long-term operating lease liabilities	41,324	48,605
Other long-term liabilities	2,007	1,205
Deferred income taxes	4,148	9,872
Total long-term liabilities	257,292	295,101
Total liabilities	413,164	443,272
Commitments and contingencies (Note 12)
Shareholders' Equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,790,717 and 17,604,092 outstanding	175	174
Additional paid-in capital	164,054	157,886
Retained earnings	178,570	205,680
Accumulated other comprehensive loss	(20,174)	(19,954)
Total DXP Enterprises, Inc. Equity	322,641	343,802
Noncontrolling interest	913	1,146
Total Equity	323,554	344,948
Total liabilities and Equity	$736,718	$788,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$(26,814)	$33,859
Less: net loss attributable to non-controlling interest	(233)	(172)
Net income (loss)	(27,047)	33,687
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	7,998	7,270
Amortization of intangible assets	9,296	11,423
Gain on sale of property and equipment	—	(9)
Bad debt expense (recoveries)	788	(75)
Impairment and other charges	48,401	—
Payment of contingent consideration liability in excess of acquisition-date fair value	(136)	(106)
Fair value adjustment on contingent consideration	13	101
Amortization of debt issuance costs	1,406	1,406
Stock compensation expense	2,870	1,502
Deferred income taxes	(6,477)	2,337
Changes in operating assets and liabilities:
Trade accounts receivable	37,212	(17,581)
Costs and estimated profits in excess of billings	10,876	(1,371)
Inventories	4,533	(17,039)
Prepaid expenses and other assets	4,990	1,786
Trade accounts payable and accrued expenses	11,710	(6,301)
Billings in excess of costs and estimated profits	(7,702)	(3,524)
Other long-term liabilities	(6,491)	(6,021)
Net cash provided by operating activities	$92,240	$7,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,530)	(14,247)
Proceeds from the sale of property and equipment	123	35
Acquisition of business, net of cash acquired	(14,118)	—
Net cash used in investing activities	$(20,525)	$(14,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(26,875)	(3,716)
Issuance of Common Stock sold in public market	1,142	—
Payment for contingent consideration liability	(1,864)	(1,394)
Dividends paid	(68)	(68)
Debt issuance costs	(138)	—
Payment for employee taxes withheld from stock awards	(139)	(266)
Net cash used in financing activities	$(27,942)	$(5,444)
Effect of foreign currency on cash	(721)	213
Net change in cash and restricted cash	43,052	(11,958)
Cash and restricted cash at beginning of period	54,326	40,519
Cash and restricted cash at end of period	$97,378	$28,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at June 30, 2019	$1	$15	$174	$157,091	$190,440	$1,193	$(18,704)	$330,210
Preferred dividends paid	—	—	—	—	(23)	—	—	$(23)
Compensation expense for restricted stock	—	—	—	473	—	—	—	$473
Tax related items for share based awards	—	—	—	(138)	—	—	—	$(138)
Currency translation adjustment	—	—	—	—	—	—	(1,281)	$(1,281)
Net income	—	—	—	—	13,109	41	—	$13,150
Balance at September 30, 2019	$1	$15	$174	$157,426	$203,526	$1,234	$(19,985)	$342,391

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2018	$1	$15	$174	$156,190	$169,735	$1,406	$(19,267)	$308,254
Preferred dividends paid	—	—	—	—	(68)	—	—	$(68)
Compensation expense for restricted stock	—	—	—	1,502	—	—	—	$1,502
Tax related items for share based awards	—	—	—	(266)	—	—	—	$(266)
Currency translation adjustment	—	—	—	—	—	—	(718)	$(718)
Net income	—	—	—	—	33,859	(172)	—	$33,687
Balance at September 30, 2019	$1	$15	$174	$157,426	$203,526	$1,234	$(19,985)	$342,391

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at June 30, 2020	$1	$15	$175	$163,094	$213,260	$1,022	$(19,722)	$357,845
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	983	—	—	—	983
Tax related items for share based awards	—	—	—	(23)	—	—	—	(23)
Currency translation adjustment	—	—	—	—	(1)	—	(452)	(453)
Net loss	—	—	—	—	(34,666)	(109)	—	(34,775)
Balance at September 30, 2020	$1	$15	$175	$164,054	$178,570	$913	$(20,174)	$323,554

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2019	$1	$15	$174	$157,886	$205,680	$1,146	$(19,954)	$344,948
Preferred dividends paid	—	—	—	—	(68)	—	—	$(68)
Compensation expense for restricted stock	—	—	—	2,843	—	—	—	$2,843
Stock compensation expense	—	—	—	27	—	—	—	$27
Tax related items for share based awards	—	—	—	(139)	—	—	—	$(139)
Issuance of shares of common stock as consideration for acquisitions	—	—	1	2,000	—	—	—	$2,001
Issuance of common stock sold in public markets, net of commissions and fees	—	—	—	1,142	—	—	—	$1,142
Currency translation adjustment	—	—	—	295	(228)	—	(220)	$(153)
Net loss	—	—	—	—	(26,814)	(233)	—	$(27,047)
Balance at September 30, 2020	$1	$15	$175	$164,054	$178,570	$913	$(20,174)	$323,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products and service to a variety of end markets and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). See Note 13 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2020 and September 30, 2019, condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and September 30, 2019, and condensed consolidated statement of equity for the nine months ended September 30, 2020 and September 30, 2019. All such adjustments represent normal recurring items.

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

NOTE 4 – IMPAIRMENTS AND OTHER CHARGES

The Company tests goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. During the third quarter of 2020, the Company’s market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand continues to have a significant impact on the investment and operating plans of a certain percentage of our customers. Based on these events, the Company concluded that it was more likely than not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test.

For the three months ended September 30, 2020, goodwill was evaluated for impairment at the reporting unit level. The Company had four goodwill reporting units: Service Centers, Innovative Pumping Solutions, Canada and Supply Chain Services. The Company determined the fair values of two reporting units with goodwill were below their carrying values, resulting in a $36.4 million goodwill impairment, which was included in impairment charges in the consolidated statement of operations.

Innovative Pumping Solutions

The oil and gas industry experienced unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. This disruption created a substantial surplus of oil and a decline in oil prices. West Texas Intermediate (WTI) oil spot prices decreased sharply during the first quarter of 2020 from a high of $63 per barrel in early January of 2020 to approximately $21 per barrel by the end of the first quarter of 2020. Although oil prices have recovered modestly, WTI oil spot prices averaged approximately $41 per barrel during the third quarter of 2020, which is approximately 28% less than the average price per barrel during 2019. The U.S. average rig count continued to decline in the third quarter of 2020, dropping 35% compared to the second quarter of 2020. These factors, along with the continued impact of COVID-19, constituted a triggering event and required a goodwill impairment analysis for our manufacturing reporting unit. With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, the results of the impairment test indicated that the carrying amount of the manufacturing reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of its remaining goodwill was required. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and the cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Company applied a hypothetical 100 bps reduction in the weighted average cost of capital, and separately, increased the revenue projections by 10 percent, holding other factors steady. Even with more favorable assumptions, the results of these sensitivity analyses led the Company to record a non-cash impairment charge of $16.0 million for goodwill during the three months ended September 30, 2020.

Canada

As a result of the reductions in capital spending for oil and gas producers and processors and the economic repercussions from the COVID-19 pandemic, we determined these events constituted a triggering event that required us to review the recoverability of our long-lived assets and perform an interim goodwill impairment assessment as of July 31, 2020. Our review resulted in the recording of impairments and other charges during the third quarter of 2020. As a result of our goodwill impairment assessments, we determined that the fair value of our Canadian reporting unit was lower than its net book value and, therefore, resulted in a partial goodwill impairment. The enterprise value of the Canadian reporting unit at July 31, 2020 was less than its carrying value by approximately 40 percent. This resulted in a partial goodwill impairment of $20.5 million for Canada. Per the impairment test and respective sensitivity analyses, it was noted that a decrease of approximately 480 basis points in the pre-tax discount rate and an approximately 150 basis points increase in our revenue long-term growth rate projections would cause the Canada business enterprise value to increase to the level of its carrying value and thus avoid a full impairment.

Other Impairments

The negative market indicators described above were triggering events that indicated that certain of the Company’s long-lived intangible and tangible assets and additional inventory items may also have been impaired. Recoverability testing indicated that certain long-lived assets and inventory were indeed impaired. The estimated fair value of these assets was determined to be below their carrying value. As a result, the Company recorded the following additional impairment and other charges as detailed in the table below (in thousands).

Three and Nine Months Ended September 30, 2020
Long-lived asset impairments	$4,775
Goodwill impairments	36,435
Inventory and work-in-progress costs	7,191
Total impairment and other charges	$48,401

The Company determined the fair value of both long-lived assets and goodwill primarily using the discounted cash flow method and in the case of goodwill, a multiples-based market approach for comparable companies. Given the current volatile market environment and inherent complexities it presents, the Company utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, as derived from peers, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset, all of which were classified as Level 3 inputs under the fair value hierarchy. These impairment assessments incorporate inherent uncertainties, including supply and demand for the Company’s products and services and future market conditions, which are difficult to predict in volatile economic environments. The discount rates utilized to value the reporting units were in a range from 14.8 percent to 16.4 percent. Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period that these events will persist or the full extent of the impact they will have on our business. If market conditions continue to deteriorate, including crude oil prices further declining or remaining at low levels for a sustained period, we may record further asset impairments, which may include an impairment of the carrying value of our goodwill associated with other reporting units.

NOTE 5 - LEASES

The Company frequently utilizes operating leases for buildings, vehicles, machinery and equipment. For more information on lease accounting, see Note 4 - Lease to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,	Nine Months Ended September 30,
Lease	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,714	$13,941
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	4,986	8,889

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	September 30, 2020	September 30, 2019
Assets
Operating	Operating lease right-of-use assets	$58,657	$67,296

Liabilities
Current operating	Short-term operating lease liabilities	16,605	17,711
Non-current operating	Long-term operating lease liabilities	41,324	49,602
Total operating lease liabilities		$57,929	$67,313

During the nine months ended September 30, 2020, the Company paid $2.8 million in current and future lease obligations to entities invested in by the Company’s Chief Executive Officer.

NOTE 6 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 classified as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.  As of September 30, 2020, we recorded a $0.8 million liability for contingent consideration associated with the acquisition of Application Specialties Inc. ("ASI") in other current liabilities.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2019	$2,705
Acquisitions and settlements
Acquisitions	—
Settlements	(2,000)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	98
*Ending Balance at September 30, 2020	$803

The amount of total (gains) or losses for the quarter included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at September 30, 2020.	$98

* Included in other current liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$803	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of Application Specialties, Inc ("ASI") are annualized earnings before interest, tax, depreciation and amortization ("EBITDA") forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.9 percent. With less than one year remaining on the earn-out payment schedule, changes to the discount rate would not result in a significant impact on the recorded liability.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2020 and December 31, 2019, but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit. The Company believes that the estimated fair value of such instruments at September 30, 2020 and December 31, 2019 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets. See Note 10 - Long Term Debt for the fair value of our term loan debt under our syndicated credit agreement facility.

Nonrecurring Fair Value Measurements - In the third quarter of 2020, we incurred noncash impairment charges for goodwill and certain long-lived and other assets. The valuation of these assets required the use of significant unobservable inputs. To estimate the fair value, we used two generally accepted valuation techniques, an income approach and a market approach. Under the income approach, our discounted cash flow analysis included the following inputs that are not readily available - a discount rate, or weighted cost of capital derived from our industry peers, our estimate of future sales, operating costs and capital expenditures. Under the market approach, our inputs included EBITDA multiples, which were derived from recent peer acquisition transactions, and forward EBITDA, which incorporates the same inputs used under the income approach. The estimated fair value of assets and our reporting units are classified as Level 3. See Note 4 - Impairments and Other Charges for additional information about these impairment charges and our assumptions.

NOTE 7 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$120,492	$122,510
Work in process	13,056	19,721
Obsolescence reserve	(14,684)	(12,867)
Inventories	$118,864	$129,364

NOTE 8 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$52,500	$51,017
Estimated profits, thereon	10,107	10,771
Total	62,607	61,788
Less: billings to date	45,233	41,223
Net	$17,374	$20,565

Such amounts were included in the accompanying condensed Consolidated Balance Sheets for September 30, 2020 and December 31, 2019 under the following captions (in thousands):

	September 30, 2020	December 31, 2019
Costs and estimated profits in excess of billings	$21,544	$32,455
Billings in excess of costs and estimated profits	(4,168)	(11,871)
Translation adjustment	(2)	(19)
Net	$17,374	$20,565

During the nine months ended September 30, 2020, $11.7 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 9 – INCOME TAXES

Our effective tax rate from continuing operations was 22.4 percent for the nine months ended September 30, 2020 compared to a tax expense of 24.0 percent for the nine months ended September 30, 2019. Compared to the U.S. statutory rate for the nine months ended September 30, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible expenses partially offset by research and development tax credits, return to provision adjustments and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 10 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	217,500	212,606	244,375	244,375
Total long-term debt	217,500	212,606	244,375	244,375
Less: current portion	(2,500)	(2,444)	(2,500)	(2,500)
Long-term debt less current maturities	$215,000	$210,162	$241,875	$241,875

(1) Carrying value amounts do not include unamortized debt issuance costs of $5.2 million and $6.5 million for September 30, 2020 and December 31, 2019, respectively.

Credit Agreements

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver") a $50.0 million increase above the $85.0 million original revolver. The Increase Agreement amends and supplements that certain Loan and Security Agreement, dated as of August 29, 2017. As of September 30, 2020, the Company had no amount outstanding under the ABL Revolver and had $114.3 million of borrowing capacity, net of the impact of outstanding letters of credit.

The fair value measurements used by the Company are considered Level 2 inputs, as defined in the fair value hierarchy. The fair value estimates were based on quoted prices for identical or similar securities.

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of September 30, 2020.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Weighted average shares outstanding	17,790	17,602	17,743	17,588
Net income (loss) attributable to DXP Enterprises, Inc.	$(34,666)	$13,109	$(26,814)	$33,859
Convertible preferred stock dividend	23	23	68	68
Net income (loss) attributable to common shareholders	$(34,689)	$13,086	$(26,882)	$33,791
Per share amount	$(1.95)	$0.74	$(1.52)	$1.92

Diluted:
Weighted average shares outstanding	17,790	17,602	17,743	17,588
Assumed conversion of convertible preferred stock	—	840	—	840
Total dilutive shares	17,790	18,442	17,743	18,428
Net income (loss) attributable to common shareholders	$(34,689)	$13,086	$(26,882)	$33,791
Convertible preferred stock dividend	—	23	—	68
Net income (loss) attributable to DXP Enterprises, Inc.	$(34,689)	$13,109	$(26,882)	$33,859
Per share amount	$(1.95)	$0.71	$(1.52)	$1.84

For the three and nine months ended September 30, 2020, we excluded from the diluted EPS calculation 840 thousand convertible preferred shares, respectively, since the effect would have been antidilutive.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP's consolidated financial position, cash flows, or results of operations.

NOTE 13 - SEGMENT REPORTING

The Company's reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, MRO products, equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, re-manufactures pumps and manufactures branded private label pumps. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of inter-segment eliminations.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended September 30,
	2020				2019
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$143,767	$—	$29,360	$173,127	$178,841	$—	$46,998	$225,839
Inventory services[2]	—	—	4,057	$4,057	—	—	4,284	$4,284
Staffing services[3]	21,133	—	—	$21,133	14,886	—	—	$14,886
Pump production[4]	—	21,876	—	$21,876	—	82,169	—	$82,169
Total Revenue	$164,900	$21,876	$33,417	$220,193	$193,727	$82,169	$51,282	$327,178
Income (loss) from operations[5]	$22,151	$(2,913)	$2,900	$22,138	$25,071	$10,097	$3,110	$38,278

	Nine Months Ended September 30,
	2020				2019
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$457,848	$—	$106,500	$564,348	$534,953	$—	$141,768	$676,721
Inventory services[2]	—	—	12,368	$12,368	—	—	12,149	$12,149
Staffing services[3]	43,485	—	—	$43,485	44,931	—	—	$44,931
Pump production[4]	—	152,376	—	$152,376	—	237,920	—	$237,920
Total Revenue	$501,333	$152,376	$118,868	$772,577	$579,884	$237,920	$153,917	$971,721
Income from operations [5]	$52,742	$16,080	$10,008	$78,830	$67,281	$28,924	$10,980	$107,185
1Product sales that are recognized at a point in time.
2 Inventory management services that are recognized over the contract life.
3Staffing services that are invoiced on a day-rate basis.
4Custom pump production that is recognized over time.
5Excludes impairment expense and other charges of $26.2 million for IPS and $22.2 million for Service Centers.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income for reportable segments	$22,138	$38,278	$78,830	$107,185
Adjustment for:
Amortization of intangible assets	3,053	3,806	9,296	11,423
Impairment and other charges	48,401	—	48,401	—
Corporate expenses	11,530	12,755	44,311	36,382
Income (loss) from operations	$(40,846)	$21,717	(23,178)	59,380
Interest expense	3,752	4,986	12,059	14,911
Other (income) expense, net	320	(25)	(381)	127
Income (loss) before income taxes	$(44,918)	$16,756	$(34,856)	$44,342

NOTE 14 - BUSINESS ACQUISITIONS

On February 1, 2020, the Company completed the acquisition of substantially all of the assets of Turbo Machinery Repair (“Turbo”), a pump and industrial equipment repair, maintenance, machining and labor services company. The Company paid approximately $3.2 million in cash. For the nine months ended September 30, 2020, Turbo contributed sales of $1.9 million.

On January 1, 2020, the Company completed the acquisition of Pumping Systems, Inc. (“PSI”), a distributor of pumps, systems and related services. The PSI acquisition was funded with a mixture of cash on hand as well as issuing DXP's common stock. The Company paid approximately $13.0 million in cash and stock. For the nine months ended September 30, 2020, PSI contributed sales of $12.9 million.

Purchase Price Consideration	Total Consideration
(Dollars in millions)
Cash payments	$14.2
Fair value of stock issued	2.0
Total purchase price consideration	$16.2

NOTE 15 - SALES OF COMMON STOCK

On May 11, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Distribution Agent”) pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering amount of up to $37,500,000 from time to time through the Distribution Agent. Sales, if any, of the Company’s common stock pursuant to the Equity Distribution Agreement will be made in “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2020, the Company issued and sold 46,000 shares of common stock under the Equity Distribution Agreement, with net proceeds totaling approximately $1.1 million, after deducting the Distribution Agent’s commission of approximately $26 thousand.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2020 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

CURRENT MARKET CONDITIONS AND OUTLOOK

General

The pandemic continued to have a significant impact on our business in the third quarter of 2020. The marketplace broadly, and the Company specifically, continued to operate with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate began to normalize in the third quarter of 2020. This improved the outlook of the manufacturing and construction customers that support our traditional branch and Onsite business. Although the rate of improvement remains gradual and the overall activity level remains below pre-pandemic levels, DXP is seeing a modest improvement from monthly lows experienced in July.

Consistent with broader social trends, we have taken steps to safeguard the health of our employees. This includes closing branch and corporate facilities to outside personnel, enabling through technology significant work from home capabilities for many employees, and where employees remain in the workplace creating space between work areas, providing ample PPE and cleaning supplies, and having formal policies for mitigation in the event of cases of illness. Due to these precautions, our operations have continued to function effectively, including internal controls over financial reporting.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.

COVID-19 Pandemic Impact

During the nine months ended September 30, 2020, the widely publicized and discussed coronavirus (COVID-19) outbreak rapidly spread across the world, driving a sharp erosion in demand for crude oil and other products and services, as whole economies ordered curtailed activity.  In response to declining demand for crude oil, members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, met in early March to discuss additional production cuts to help stabilize prices. The group failed to reach an agreement, and production was instead increased into the already oversupplied market, decimating oil prices and rapidly filling worldwide oil storage facilities. OPEC+ eventually reached an agreement in April 2020 to reduce production, which had a muted effect on oil prices due to the belief that the cuts were significantly less than the demand destruction caused by COVID-19.  As a result, companies across the oil and gas industry responded with severe capital spending budget cuts, cost cuts, personnel layoffs, facility closures and bankruptcy filings. The North American rig count declined from 964 active rigs in October of 2019 to only 382 active rigs as of October 2020.

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

Throughout the COVID-19 pandemic crisis, we have continued to operate our business despite the challenges that arise from closing offices and operating our branch locations. Our use of technology and third party conferencing platforms have enabled our office employees to work from home, performing their job functions with little to no loss of productivity. We required our employees to work from home as a result of governmental isolation orders and, in many cases, in advance of those orders for the health and safety of our employees. For the most part, our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an “essential” business as the products we sell are necessary for the maintenance and functioning of many industries including the energy infrastructure. We have taken measures to safeguard the health and welfare of our employees, including social distancing measures while at work, certain screening, providing personal protection equipment such as gloves, face masks and hand sanitizer and sterilizing cleaning services at Company facilities. As various governmental isolation orders are lifted or phased out, we are reviewing our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

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

Management expects industry activity levels and spending by customers to remain volatile throughout the remainder of 2020 as oil supplies continue to increase and demand destruction from COVID-19 remains.  A prolonged contraction of activity related to oil and gas and a long lasting economic impact from COVID-19 may have a further adverse impact on our results and the carrying value of long-lived assets, inventory and related business segment goodwill. DXP remains committed to streamlining operations and improving organizational efficiencies while continuing to focus on delivering the products and services that remain in the Company’s backlog.  We believe this strategy will further advance the Company’s competitive position, regardless of the market environment.

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

	Three Months Ended September 30,
	2020	%	2019	%
Sales	$220,193	100.0%	$327,178	100.0%
Cost of sales	158,892	72.2%	234,474	71.7%
Gross profit	$61,301	27.8%	$92,704	28.3%
Selling, general and administrative expenses	53,746	24.4%	70,987	21.7%
Impairment and other charges	48,401	22.0%	—	—%
Income (loss) from operations	$(40,846)	(18.6)%	$21,717	6.6%
Other (income) expense, net	320	0.1%	(25)	—%
Interest expense	3,752	1.7%	4,986	1.5%
Income (loss) before income taxes	$(44,918)	(20.4)%	$16,756	5.1%
Provision for income taxes (benefit)	(10,143)	(4.6)%	3,606	1.1%
Net income (loss)	$(34,775)	(15.8)%	$13,150	4.0%
Net income (loss) attributable to noncontrolling interest	(109)	—	41	—
Net income attributable to DXP Enterprises, Inc.	$(34,666)	(15.7)%	$13,109	4.0%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings (loss) per share	(1.95)		$0.74
Diluted earnings (loss) per share	(1.95)		$0.71

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

SALES. Sales for the three months ended September 30, 2020 decreased $107.0 million, or 32.7%, to approximately $220.2 million from $327.2 million for the prior year's corresponding period. Sales from businesses acquired accounted for $5.1 million of the sales for the three months ended September 30, 2020. This overall sales decrease is the result of a decrease in sales in our SC, IPS and SCS segments of $28.8 million, $60.3 million and $17.9 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Three Months Ended September 30,
	2020	2019	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$164,900	$193,727	$(28,827)	(14.9)%
Innovative Pumping Solutions	21,876	82,169	(60,293)	(73.4)%
Supply Chain Services	33,417	51,282	(17,865)	(34.8)%
Total DXP Sales	$220,193	$327,178	$(106,985)	(32.7)%

Service Centers segment. Sales for the Service Centers segment decreased by approximately $28.8 million, or 14.9% for the three months ended September 30, 2020 compared to the prior year's corresponding period. Excluding $5.1 million of third quarter 2020 Service Centers segment sales from businesses acquired, Service Centers segment sales for the third quarter in 2020 decreased $33.9 million, or 17.5% from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety supply products and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic. We expect that this level of sales to the oil and gas industry will likely continue to decline if U.S. crude oil production remains at levels experienced during the quarter. With a prolonged economic recession related to COVID-19, we will likely experience a further decline in overall segment sales.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $60.3 million, or 73.4% for the three months ended September 30, 2020 compared to the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the negative economic impacts of COVID-19. This level of IPS sales will likely continue to decline during the remainder of 2020 if the U.S. crude oil production remains at levels experienced during the first nine months of 2020.

Supply Chain Services segment. Sales for the SCS segment decreased by $17.9 million, or 34.8%, for the three months ended September 30, 2020, compared to the prior year's corresponding period. The decline in sales is primarily related to decreased sales to customers in the aerospace and oil and gas industries due to the economic impacts of the COVID-19 pandemic.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2020 decreased by approximately 49 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales decreased by approximately 66 basis points. The decrease in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 1,076 basis point decrease in the gross profit percentage in our IPS segment and a 59 basis point decrease in the gross profit percentage in our SC segment partially offset by a 246 basis point increase in the gross profit percentage in our SCS segment.

Innovative Pumping Solutions segment. As a percentage of sales, the third quarter gross profit percentage for the IPS segment decreased approximately 1,076 basis points from the prior year's corresponding period primarily as a result of a decrease in utilization and capacity within IPS' engineered-to-order business and the economic impacts of the COVID-19 pandemic. Operating income for the IPS segment decreased $13.0 million or 128.9%, during the third quarter of 2020 compared to the prior year’s corresponding period. The decrease in operating income is primarily the result of the above-mentioned decrease in sales and the absorption of fixed costs.

Service Centers segment. As a percentage of sales, the third quarter gross profit percentage for the Service Centers decreased approximately 44 basis points and decreased approximately 59 basis points, adjusting for the businesses acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Operating income for the Service Centers segment decreased $2.9 million, or 11.6%, during the third quarter of 2020 compared to the prior year’s corresponding period. The decrease in operating income is primarily the result of the decline in sales due to the items discussed above.

Supply Chain Services segment. Gross profit as a percentage of sales for the SCS segment increased approximately 246 basis points compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation in 2019 with no comparable activity in 2020. Operating income for the third quarter of 2020 decreased $0.2 million compared to the prior year's corresponding period mainly due to the above- mentioned decrease in sales.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended September 30, 2020 decreased by approximately $17.2 million, or 24.3%, to $53.7 million from $71.0 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $1.1 million. Excluding expenses from businesses acquired, SG&A for the quarter decreased by $18.3 million, or 25.8%. The overall decrease in SG&A is primarily the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets.

IMPAIRMENT AND OTHER CHARGES. Due to circumstances discussed above, in the third quarter ended September 30, 2020, we evaluated our goodwill, certain long-lived assets and other assets for impairment. Based on the results, we recorded the following impairment charges:

Service Centers segment. In the third quarter of 2020, we recorded $1.8 million of noncash impairment charges related primarily to certain long-lived assets that were not recoverable, $20.5 million of non-cash impairment charges related to goodwill related to our operations based in Canada.

Innovative Pumping Solutions segment. In the third of quarter 2020, we recorded $10.2 million of non-cash impairment charges related to certain inactive assets and inventory and a $16.0 million noncash impairment charge related to goodwill.

For additional information on our impairment charges, see Note 4 - Impairments and Other Charges of the Notes to Consolidated Financial Statements in this Quarterly Report.

OPERATING INCOME. Operating income for the third quarter of 2020 decreased by $62.6 million to a loss of $40.8 million, from $21.7 million in the prior year's corresponding period. This decrease in operating income is primarily related to the above mentioned decrease in sales and the impact of impairments and other charges.

INTEREST EXPENSE. Interest expense for the third quarter of 2020 decreased $1.2 million compared with the prior year's corresponding period due to lower LIBOR rates and a reduction in principal balance including required and optional prepayments.

INCOME TAXES. Our effective tax rate from continuing operations was a tax benefit of 22.6 percent for the three months ended September 30, 2020 compared to a tax expense of 21.5 percent for the three months ended September 30, 2019. Compared to the U.S. statutory rate for the three months ended September 30, 2019, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses. The effective tax rate was decreased by research and development tax credits and other tax credits.

	Nine Months Ended September 30,
	2020	%	2019	%
Sales	$772,577	100.0%	$971,721	100.0%
Cost of sales	557,595	72.2%	702,830	72.3%
Gross profit	$214,982	27.8%	$268,891	27.7%
Selling, general and administrative expenses	189,759	24.6%	209,511	21.6%
Impairment and other charges	48,401	6.3%	—	—%
Income (loss) from operations	$(23,178)	(3.0)%	$59,380	6.1%
Other (income) expense, net	(381)	—%	127	—%
Interest expense	12,059	1.6%	14,911	1.5%
Income (loss) before income taxes	$(34,856)	(4.5)%	$44,342	4.6%
Provision for income taxes (benefit)	(7,809)	(1.0)%	10,655	1.1%
Net income (loss)	$(27,047)	(3.5)%	$33,687	3.5%
Net loss attributable to noncontrolling interest	(233)	—	(172)	—
Net income (loss) attributable to DXP Enterprises, Inc.	$(26,814)	(3.5)%	$33,859	3.5%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings (loss) per share	$(1.52)		$1.92
Diluted earnings per share	$(1.52)		$1.84

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

SALES. Sales for the nine months ended September 30, 2020 decreased $199.1 million, or 20.5 percent, to approximately $772.6 million from $971.7 million for the prior year's corresponding period. This sales decrease is the result of a decrease in sales in our SC, IPS and SCS segments of $78.6 million, $85.5 million, and $35.0 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Nine Months Ended September 30,
	2020	2019	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	501,333	579,884	$(78,551)	(13.5)%
Innovative Pumping Solutions	152,376	237,920	(85,544)	(36.0)%
Supply Chain Services	118,868	153,917	(35,049)	(22.8)%
Total DXP Sales	$772,577	$971,721	$(199,144)	(20.5)%

Service Centers segment. Sales for the Service Centers segment decreased by $78.6 million, or 13.5 percent for the nine months ended September 30, 2020 compared to the prior year's corresponding period. Excluding $14.9 million of Service Center segment sales for the nine months ended September 30, 2020 from businesses acquired, Service Centers segment sales decreased $93.4 million, or 16.1 percent from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety supply products and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic. We expect that this level of sales to the oil and gas industry will likely continue to decline if U.S. crude oil production remains at levels experienced during the first nine months of 2020. With a prolonged economic recession related to COVID-19, we will likely experience a further decline in overall segment sales.

Supply Chain Services segment. Sales for the SCS segment decreased by $35.0 million, or 22.8 percent, for the nine months ended September 30, 2020, compared to the prior year's corresponding period. The decline in sales is primarily related to decreased sales to customers in the aerospace and oil and gas industries due to the economic impacts of the COVID-19 pandemic.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $85.5 million, or 36.0 percent for the nine months ended September 30, 2020 compared to the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the economic impacts of COVID-19. This level of IPS sales will likely continue to decline during the remainder of 2020.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2020 increased by approximately 15 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales increased by approximately 14 basis points. The increase in the gross profit percentage is primarily the result of an approximate 12 basis point increase in the gross profit percentage in our IPS segment and 171 basis point increase in the gross profit percentage in our SCS segment, partially offset by a 44 basis point decrease in the gross profit percentage in our SC segment (excluding businesses acquired during the nine months ended September 30, 2020).

Innovative Pumping Solutions segment. As a percentage of sales, the nine months ended September 30, 2020 gross profit percentage for the IPS segment increased approximately 12 basis points from the prior year's corresponding period. Operating income for the IPS segment decreased $12.8 million or 44.4%, primarily as a result of of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the economic impacts of COVID-19.

Service Centers segment. As a percentage of sales, the nine months ended September 30, 2020 gross profit percentage for the Service Centers decreased approximately 45 basis points from the prior year's corresponding period. This was primarily the result of decreased sales of metal working, safety services and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic. Operating income for the Service Centers segment decreased $14.5 million, or 21.6%. The decrease in operating income is primarily the result of a decline in sales.

Supply Chain Services segment. Gross profit as a percentage of sales increased approximately 171 basis points, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer site implementations which are incurred prior to sales in the comparable 2019 period. Operating income for the nine months ended September 30, 2020 decreased $1.0 million compared to the prior year's corresponding period mainly due to the lower above mentioned sales partially offset by a decrease in SG&A expense of $4.7 million primarily related to payroll and incentive compensation.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the nine months ended September 30, 2020 decreased by approximately $19.8 million, or 9.4 percent, to $189.8 million from $209.5 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $3.7 million. Excluding expenses from businesses acquired, SG&A for the nine months ended September 30, 2020 decreased by $23.5 million, or 11.2 percent. The overall decrease in SG&A is the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets.

IMPAIRMENT AND OTHER CHARGES. Due to circumstances discussed above, in the third quarter of 2020, we evaluated our goodwill, certain long-lived assets and other assets for impairment. Based on the results, we recorded the following impairment charges:

Service Centers segment. In the third quarter 2020, we recorded $1.8 million of noncash impairment charges related primarily to certain long-lived assets that were not recoverable and $20.5 million of noncash impairment charges related to goodwill related to our operations based in Canada.

Innovative Pumping Solutions segment. In the third of quarter 2020, we recorded $10.2 million of noncash impairment charges related to certain inactive assets and inventory and a $16.0 million noncash impairment charge related to goodwill.

For additional information on our impairment charges, see Note 4 - Impairments and Other Charges of the Notes to Consolidated Financial Statements in this Quarterly Report.

OPERATING INCOME. Operating income for the nine months ended September 30, 2020 decreased by $82.6 million, or 139.0%, to a loss of $23.2 million, from $59.4 million in the prior year's corresponding period. This decrease in operating income is primarily related to the decrease in sales discussed above and the impact of impairment and other charges.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2020 decreased $2.9 million compared with the prior year's corresponding period due to lower LIBOR rates and a reduction in principal balance.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 22.4% for the nine months ended September 30, 2020 compared to a tax expense of 24.0% for the nine months ended September 30, 2019. Compared to the U.S. statutory rate for the nine months ended September 30, 2019, the effective tax rate was increased by state taxes, foreign taxes and nondeductible. The effective tax rate decreased primarily due to research and development tax credits, return to provision adjustments and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of September 30, 2020, we had cash and cash equivalents of $97.4 million and credit facility availability of $114.3 million. We have a $135 million asset-based loan facility that is due to mature in August 2022, under which we had no borrowings outstanding as of September 30, 2020 and a Term Loan B with $217.5 million in borrowings.

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

The following table summarizes our net cash flows used in operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net Cash Provided by (Used in):
Operating Activities	$92,240	$7,485
Investing Activities	(20,525)	(14,212)
Financing Activities	(27,942)	(5,444)
Effect of Foreign Currency	(721)	213
Net Change in Cash	$43,052	$(11,958)

Operating Activities

The Company provided $92.2 million of cash in operating activities during the nine months ended September 30, 2020 compared to $7.5 million of cash during the prior year's corresponding period. The $84.8 million increase in the amount of cash provided between the two periods was primarily driven by the collections of receivables associated with trade accounts receivables and decreased inventory purchases.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $20.5 million compared to $14.2 million in the corresponding period in September 30, 2019. This $6.3 million increase was primarily driven by the purchase of PSI and Turbo in the first quarter of 2020. For the nine months ended September 30, 2020, purchases of property and equipment decreased to approximately $6.5 million compared to $14.2 million in 2019 primarily due to leasehold improvements and software upgrades in 2019 with no comparable activity in 2020.

Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities was $27.9 million, compared to net cash used in financing activities of $5.4 million for the corresponding period in September 30, 2019. The activity in the period was primarily attributed to Term Loan B required and optional prepayments of $26.9 million in 2020 compared to $1.9 million in 2019 and $1.1 million associated with common stock sold in public markets in 2020.

On May 11, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Distribution Agent”) pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $37,500,000 from time to time through the Distribution Agent. Sales, if any, of the Company’s common stock pursuant to the Equity Distribution Agreement will be made in “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2020, the Company issued and sold 46,000 shares of common stock under the Equity Distribution Agreement, with net proceeds totaling approximately $1.1 million, after deducting the Distribution Agent’s commission of approximately $26 thousand.

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver"), a $50 million increase from the $85.0 million available under the original revolver. During the nine months ended September 30, 2020, the amount available to be borrowed under our credit facility increased to $114.3 million compared to $81.6 million at December 31, 2019, primarily as a result of the above mentioned Increase Agreement offset by outstanding letters of credit.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2020.
Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Security breaches and other disruptions or misuse of our network and information systems could affect our ability to conduct our business effectively.

Despite our security measures and those of our third-party service providers, our systems may be vulnerable to interruption or damage from computer hacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. Our computer systems have been, and will likely continue to be, subject to attack. For example, in August 2020, the Company’s computer network was the target of a cyber-attack that we believe was orchestrated by a foreign actor. The systems housing confidential vendor, customer and employee data were not breached in this attack. The costs incurred to remedy the breach were not material to the results of the Company, and the increased cost of future mitigating measures are not expected to be material to our results. While we have implemented controls and taken other preventative actions to further strengthen our systems against future attacks, these controls and preventative actions may not be effective against future attacks. Any breach of network; information systems, our data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

The COVID-19 pandemic has and could continue to result in disruptions in supply chain, decreased customer demand, lower oil price and volatility in the stock market and the global economy, which could negatively impact our business, financial position, and results of operations.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. During the first few months on 2020, COVID-19 has spread globally, resulting in certain supply chain disruptions, volatility in the stock market, lower oil prices, and a lockdown in international travel, all of which has and could continue to adversely impact the global economy and has and could potentially continue to decrease demand from our customers. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity and increased economic and market uncertainty. Further, a COVID-19 outbreak at one of our vendors’ or customers’ facilities could adversely impact or disrupt our operations. The pandemic has impacted our customers spending and these types of events could negatively impact our customers’ spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our business, reputation, results of operations or financial conditions. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Common Stock

A summary of our purchases of DXP Enterprises, Inc. common stock during the third quarter of fiscal year 2020 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	Jul 1 - Jul 31	604	$19.14	—	$—
	Aug 1 - Aug 31	598	$19.15	—	$—
	Sep 1 - Sep 30	—	$—	—	$—
	Total	1,202	$19.14	—	$—

(1)	We withheld 1,202 shares to satisfy tax withholding obligation in connection with the vesting of employee equity awards.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL.

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

Dated: November 9, 2020