Form 10-K
period 2020-12-31
DXP ENTERPRISES INC
filed 2021-03-18
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to
Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes [ ] No [ X]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [☒] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [☐] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2020 was $321.0 million based on the closing sale price as reported on the NASDAQ Stock Market System.

Number of shares of registrant's Common Stock outstanding as of March 5, 2021: 19,293,280.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2021 annual meeting of shareholders are incorporated by reference into Part III hereof. The 2021 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DESCRIPTION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, economic risks related to the impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. This Report identifies other factors that could cause such differences. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

Founded in 1908, DXP Enterprises, Inc. was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). Sales, operating income, and other financial information for 2020, 2019 and 2018, and identifiable assets at the close of such years for our business segments are presented in Note 21 – Segment and Geographical Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Our total sales have increased from $125 million in 1996 to $1.0 billion in 2020 through a combination of internal growth and business acquisitions. At December 31, 2020, we operated from 168 locations which included 35 states in the U.S., nine provinces in Canada and one location in Dubai serving customers engaged in a variety of end markets. We have grown sales and profitability by adding additional products, services, and locations and becoming customer driven experts in maintenance, repair and operating solutions.

Our principal executive office is located at 5301 Hollister St., Houston, Texas 77040, and our telephone number is (713) 996-4700. Our website address on the internet is www.dxpe.com and emails may be sent to info@dxpe.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report.

Industry Overview

The industrial distribution market is highly fragmented. Based on 2019 sales as reported by Industrial Distribution magazine, we were the 16 th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

We believe that the distribution system for industrial products, as described in the preceding paragraph, creates inefficiencies at both the customer and the distributor levels through excess inventory requirements and duplicative cost structures. To compete more effectively, our customers and other users of MRO products are seeking ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

•Industry Consolidation. Industrial customers have reduced the number of supplier relationships they maintain to lower total purchasing costs, improve inventory management, assure consistently high levels of customer service and enhance purchasing power. This focus on fewer suppliers has led to consolidation within the fragmented industrial distribution industry.

•Customized Integrated Service. As industrial customers focus on their core manufacturing or other production competencies, they increasingly demand customized integration services, consisting of value-added traditional distribution, supply chain services, modular equipment and repair and maintenance services.

•Single Source, First-Tier Distribution. As industrial customers continue to address cost containment, there is a trend toward reducing the number of suppliers and eliminating multiple tiers of distribution. Therefore, to lower overall costs to the customer, some MRO product distributors are expanding their product coverage to eliminate second-tier distributors and become a “one stop source”.

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

Business Segments

The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. In addition to the three business segments, our consolidated financial results include "Corporate and other expenses" which includes costs related to our centralized support functions, consisting, of accounting and finance, information technology, marketing, human resources, legal, inventory management & procurement and other support services and removes inter-company transactions. The following table sets forth DXP’s sales by business segments as of December 31, 2020. See Results of Operations under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for further information on our segments’ financial results.

(in millions)
Segment	2020 Sales	% of Sales	End-Markets	Locations	Employees
SC	$662.6	65.9%	Oil & Gas, Food & Beverage, General Industrial, Chemical & Petrochemical, Transportation, Aerospace	154 service centers, 4 distribution centers	1,605

IPS	$188.0	18.7%	Oil & Gas, Mining, Petrochemical, & Utilities	10 fabrication facilities	327

SCS	$154.7	15.4%	Food & Beverage, Transportation, Oil & Gas, General Industrial & Chemical	79 customers facilities'	347

Service Centers

The Service Centers are engaged in providing MRO products, equipment and services, including technical expertise and logistics capabilities, to energy and industrial customers with the ability to provide same day delivery. We offer our customers a single source of supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from manufacturers. As a first-tier distributor, we are able to reduce our customers' costs and improve efficiencies in the supply chain. We offer a wide range of industrial MRO products, equipment and services through a continuum of customized and efficient MRO solutions. We also provide services such as field safety supervision, in-house and field repair and predictive maintenance.

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2020, our Service Centers’ products and services were distributed from 154 service centers and 4 distribution centers. DXP Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, food and beverage, petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal, agriculture and pulp and paper.

The Service Centers segment’s long-lived assets are located in the United States, Canada and Dubai. Approximately 8.8% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Legal and Regulatory Matters”.

At December 31, 2020, the Service Centers segment had approximately 1,605 employees, all of whom were full-time.

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

DXP’s fabrication facilities provide convenient technical support and pump repair services. The facilities contain state of the art equipment to provide the technical expertise our customers require including, but not limited to, the following:

•Structural welding
•Pipe welding
•Custom skid assembly
•Custom coatings
•Hydrostatic pressure testing
•Mechanical string testing

Examples of our innovative pump packages include, but are not limited to:

•Diesel and electric driven firewater packages
•Pipeline booster packages
•Potable water packages
•Pigging pump packages
•Lease Automatic Custody Transfer (LACT) charge units
•Chemical injection pump packages wash down units
•Seawater lift pump packages
•Seawater/produced water injection packages
•Variety of packages to meet customer required industry specifications such as API, ANSI and NFPA

At December 31, 2020, the Innovative Pumping Solutions segment operated out of 10 facilities, eight of which are located in the United States and two in Canada.

All of the IPS segment’s long-lived assets are located in the U.S. Approximately 6.6% of the IPS segment’s 2020 revenues were recognized in Canada and 93.4% were in the U.S.

At December 31, 2020, the IPS segment had approximately 327 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $46.6 million and $101.1 million at December 31, 2020 and 2019, respectively.

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

Decades of supply chain inventory management experience and comprehensive research, as well as a thorough understanding of our customers’ businesses and industries have allowed us to design standardized programs that are flexible enough to be fully adaptable to address our customers’ unique MRO products supply chain challenges. These standardized programs include:

•SmartAgreement, a planned, pro-active MRO products procurement solution leveraging DXP’s local Service Centers.
•SmartBuy, DXP’s on-site or centralized MRO procurement solution.
•SmartSource SM, DXP’s on-site procurement and storeroom management by DXP personnel.
•SmartStore, DXP’s customized e-Catalog solution.
•SmartVend, DXP’s industrial dispensing solution, which allows for inventory-level optimization, user accountability and item usage reduction by an initial 20-40%.
•SmartServ, DXP’s integrated service pump solution. It provides a more efficient way to manage the entire life cycle of pumping systems and rotating equipment.

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

At December 31, 2020, the Supply Chain Services segment operated supply chain installations in 79 of our customers’ facilities.

All of the SCS segment’s long-lived assets are in the U.S. and the majority of the SCS segment’s 2020 revenues were recognized in the U.S.

At December 31, 2020, the Supply Chain Services segment had approximately 347 employees, all of whom were full-time.

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

Key product categories that we offer include:

•Rotating Equipment. Our rotating equipment products include a full line of centrifugal pumps for transfer and process service applications, such as petrochemicals, refining and crude oil production; rotary gear pumps for low- to- medium pressure service applications, such as pumping lubricating oils and other viscous liquids; plunger and piston pumps for high-pressure service applications such as disposal of produced water and crude oil pipeline service; and air-operated diaphragm pumps. We also provide a large variety of pump accessories.

•Bearings & Power Transmission. Our bearing products include several types of mounted and un-mounted bearings for a variety of applications. The power transmission products we distribute include speed reducers, flexible-coupling drives, chain drives, sprockets, gears, conveyors, clutches, brakes and hoses.

•Industrial Supplies. We offer a broad range of industrial supplies, such as abrasives, tapes and adhesive products, coatings and lubricants, fasteners, hand tools, janitorial products, pneumatic tools, welding supplies and welding equipment.

•Metal Working. Our metal working products include a broad range of cutting tools, abrasives, coolants, gauges, industrial tools and machine shop supplies.

•Safety Products & Services. We sell a broad range of safety products including eye and face protection, first aid, hand protection, hazardous material handling, instrumentation and respiratory protection products. Additionally, we provide safety services including hydrogen sulfide (H2S) gas protection and safety, specialized and standby fire protection, safety supervision, training, monitoring, equipment rental and consulting. Our safety services include safety supervision, medic services, safety audits, instrument repair and calibration, training, monitoring, equipment rental and consulting.

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

The Company has operations in the United States of America, Canada and Dubai. Information regarding financial data by geographic areas is set forth in Note 21 - Segment and Geographical Reporting of the Notes to Consolidated Financial Statements.

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 41 acquisitions across our three business segments.

On December 31, 2020, the Company completed the acquisition of Total Equipment Company, Inc. (“TEC”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including steel, chemicals, water / wastewater, oil & gas and general industrial markets. The Company paid approximately $64.7 million in cash and stock.

On December 31, 2020, the Company completed the acquisition of APO Pumps & Compressors, LLC (“APO”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water / wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $38.3 million in cash and stock.

On December 31, 2020, the Company completed the acquisition of Pumping Solutions, Inc., A California Corporation (“Pumping Solutions”), a distributor of industrial and commercial pumps and process equipment focused on serving multiple end markets including the water / wastewater, chemical, food & beverage, and general industrial markets. The Company paid approximately $21.0 million in cash and stock.

On December 31, 2020, the Company completed the acquisition of Corporate Equipment Company, LLC (“CEC”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water / wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $4.5 million in cash and stock.

On February 1, 2020, the Company completed the acquisition of substantially all of the assets of Turbo Machinery Repair, Inc (“Turbo”), a pump and industrial equipment repair, maintenance, machining and labor services company. The Company paid approximately $3.2 million in cash.

On January 1, 2020, the Company completed the acquisition of Pumping Systems, Inc. (“PSI”), a distributor of pumps, systems and related services. The Company paid approximately $13.0 million in cash and stock.

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. (“ASI”), a distributor of cutting tools, abrasives, coolants and machine shop supplies. DXP paid approximately $11.7 million in cash and stock plus an additional earn-out provision over three years for up to $4.6 million.

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

Human Capital

DXP employed 2,550 people as of December 31, 2020 with approximately 2,309 people located in the United States, 234 people located in Canada and the remainder in other countries where the Company's business operates. The Company is continually investing in its workforce to further talent development, increase employee safety, drive a strong workplace culture, improve compensation and benefits and diversity and inclusion to support our employees’ well-being, and foster their growth and development.

Talent Development. The Company's leaders are expected to make great strategic choices, deliver great results, be great talent managers and provide strong leadership. The Company's leaders who have expertise in the Company's business model are the critical factor in translating the potential of the Company's business model into full performance. Because this expertise develops over time and through specific experiences, the Company focuses on developing and promoting its own talent to ensure the Company's sustained business success over the long term.

Employee Safety. The safety and well-being of DXP's colleagues around the world has been, and always will be, its top priority. Guided by the Company's Safety Service offering, business and the philosophy that every accident is preventable, DXP strives every day to foster a proactive safety culture. DXP's safety strategy is based on the following core principles: (i) a goal of zero accidents, (ii) shared ownership for safety (business and individual); (iii) proactive approach focused on accident prevention; and (iv) continuous improvement philosophy.

Consistent with these commitments, employee health and safety has been a top priority during the COVID-19 pandemic. Among its many actions and initiatives, the Company redesigned processes to ensure proper social distancing practices, adjusted shift schedules and assignments to help colleagues who have child and elder care needs, and implemented aggressive workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk.

Workplace Culture. The Company operates under a balanced centralized and decentralized entrepreneurial culture that is crucial to the Company's performance and is one of the three unique elements of the Company''s business model. DXP believes its colleagues around the world thrive in this culture, as it allows them to experience significant autonomy, a sense of shared ownership with their colleagues, and a work atmosphere deeply rooted in the Company's core values.

Compensation and Benefits. The Company is committed to providing market-competitive compensation and benefits to attract and retain great talent across its business segments. Specific compensation and benefits vary and are based on regional practices. In the U.S., the Company focuses on providing a comprehensive, competitive benefits package that supports the health and wellness, educational endeavors, community involvement and financial stability of its colleagues.

Our key human capital measures include employee safety, turnover, absenteeism and production. We frequently benchmark our compensation practices and benefits programs against those of comparable companies and industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare and retirement benefits include:

●	Company subsidized health insurance

●	401(k) Plan with Company matching contributions

●	Paid time off

Diversity and Inclusion. DXP believes it is at its best when it brings together unique perspectives, experiences and ideas. The Company is committed to equal employment opportunity, fair treatment and creating diverse and inclusive workplaces where all DXP colleagues can perform to their full potential. We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken aimed at stopping such behavior.

Labor Relations. None of the Company's U.S. employees are represented by a labor union, while outside the U.S., employees in certain countries are represented by an employee representative organization, such as a union, works council or employee association.

The Company considers its employee relations to be excellent. Headcount by segment is as follows:

Business Segment	Employees
Service Centers	1,605
Innovative Pumping Solutions	327
Supply Chain Services	347
Corporate	271
Total Employees	2,550

We believe our employees are key to achieving our business objectives. Throughout the COVID-19 pandemic crisis, we have continued to operate our business despite the challenges that arise from closing offices and operating our branch locations. Our use of technology and third party conferencing platforms have enabled our office employees to work from home, performing their job functions with little to no loss of productivity. We required our employees to work from home as a result of governmental stay-at-home orders and, in many cases, in advance of those orders for the health and safety of our employees. For the most part, our warehouses and regional distribution centers have remained open. Under various shelter-in place orders by national, state, provincial and local governments, we have been exempted as an “essential” business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure and other industries. We have taken measures to safeguard the health and welfare of our employees. As various governmental isolation orders are lifted or phased out, we are reviewing our operational plans to continue operating our business while addressing the health and safety of our employees.

Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of each officer’s business experience as of March 18, 2021. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	AGE	TITLE
David R. Little	69	Chairman of the Board, President and Chief Executive Officer
Kent Yee	45	Senior Vice President/Chief Financial Officer
Gene Padgett	50	Senior Vice President/Chief Accounting Officer
David C. Vinson	70	Senior Vice President/Innovative Pumping Solutions
John J. Jeffery	53	Senior Vice President/Supply Chain Services
Todd Hamlin	49	Senior Vice President/Service Centers
Chris Gregory	46	Senior Vice President/Information Technology

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

Kent Yee. Mr. Yee was appointed Senior Vice President/Chief Financial Officer in June 2017.  Currently, Mr. Yee is responsible for acquisitions, finance, accounting, business integrations and human resources of DXP. From March 2011 to June 2017, Mr. Yee served as Senior Vice President Corporate Development and led DXP's mergers and acquisitions, business integration and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions and most recently as Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply.  Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 48 transactions including more than $1.5 billion in M&A and $3.4 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

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

Available Information

Our internet address is www.dxpe.com and the investor relations section of our website is located at ir.dxpe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are available free of charge through our Internet website (www.dxpe.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC at http://www.sec.gov. Additionally, we make the following available free of charge through our Internet website ir.dxpe.com:

•DXP Code of Ethics for Senior Financial Officers;
•DXP Code of Conduct;
•DXP Conflict Minerals Policy;
•DXP Anti-Corruption Policy;
•Compensation Committee Charter;
•Nominating and Governance Committee Charter; and
•Audit Committee Charter

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

We face a variety of risks that are substantial and inherent in our businesses. The following is a summary of some of the more important factors that could affect our businesses:

Business and Operations
•Demand for our products could decrease if manufacturers decide to sell them direct.
•Changes in our customer or product mix, could cause our gross margins to fluctuate.
•Material changes in the costs of our products from manufacturers without the ability to pass price increases onto our customers could cause our gross margins to decline.
•Our manufacturers may cancel our oral or written distribution authorizations upon little or no notice, which could adversely impact our revenues and profits from distributing certain manufacturer’s products.
•We are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver products on a timely basis.
•Our business has substantial competition that could adversely affect our results.
•The loss of or the failure to attract and retain key personnel could adversely impact our results of operations.
•The loss of any key supplier could adversely affect DXP’s sales and profitability.
•Our future results will be impacted by our ability to implement our internal growth strategy.
•Our future results will be impacted by the effective execution of our acquisition strategy.
•Goodwill and intangible assets recorded as a result of our acquisitions could become impaired.
•Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs and/or decreases in revenues.
•Cybersecurity breaches and other disruptions or misuse of our network and information systems could affect our ability to conduct our business effectively.

Market and Economy
•The COVID-19 pandemic has and could continue to result in disruptions in supply chain, decreased customer demand, lower oil price and volatility in the stock market and the global economy, as well as impact senior management, which could negatively impact our business, financial position, and results of operations.
•A general slowdown in the economy could negatively impact DXP’s sales growth and profitability.
•We could be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry, including decreased capital expenditures, impacting our customers’ demand for our products and services.
•Adverse weather events or natural disasters could negatively disrupt our operations.

Credit and Access to debt capital
•We may not be able to refinance on favorable terms or may not refinance, extend or repay our debt, which could adversely affect our results of operations or may result in default of our debt.
•Our failure to comply with financial covenants of our credit facilities may adversely affect our results of operations and our financial conditions.
•We may not be able to access acquisition financing, including debt capital.
•A deterioration in the oil and gas sector or other circumstances may negatively impact our business and results of operations and thus hinder our ability to comply with financial covenants under our credit facilities, including the Secured Leverage Ratio and Fixed Charge Coverage Ratio financial covenants.

Legal and Regulatory
•Risks associated with substantial or material claim or lawsuits that are not covered by insurance.
•The nature of our manufactured products carries the possibility of significant product liability and warranty claims, which could harm our business and future results.
•We are subject to potential shareholder litigation associated with potential volatile trading of our common stock.
•We are subject to personal injury and product liability claims involving allegedly defective products.

•We are subject to risks associated with conducting business in foreign countries.
•We are subject to environmental, health and safety laws and regulations.
•We are subject to various government regulations, the cost of compliance of such regulations could increase our cost of conducting business and any violations of such regulations could materially adversely affect our financial condition or results of operations.

The following are more detailed discussions of our Risk Factors summarized above:

Risk Related to DXP's Business and Operations

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

Risks associated with executing our acquisition strategy.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. As of December 31, 2020, our combined goodwill and intangible assets amounted to $328.4 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

Cybersecurity breaches and other disruptions or misuse of our network and information systems could affect our ability to conduct our business effectively.

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

Risks Related to the Market and Economy

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

Economic and industry trends affect DXP’s business. Demand for our products is subject to economic trends affecting our customers and the industries in which they compete in particular. Many of these industries, such as the manufacturing, food & beverage and oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and are materially affected by changes in the economy. As a result, demand for our products could be adversely impacted by changes in the markets of our customers. We traditionally do not enter into long-term contracts with our customers which increases the likelihood that economic downturns would affect our business.

We could be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry, including decreased capital expenditures, impacting our customers’ demand for our products and services.

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

Risks Related to Credit or Access to Debt Capital

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

We may not be able to access acquisition financing, including debt capital.

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

Risks Related to Legal and Regulatory Matters

Risks associated with substantial or material claim or lawsuits that are not covered by insurance.

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

The nature of our manufactured products carries the possibility of significant product liability and warranty claims, which could harm our business and future results.

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

We are subject to potential shareholder litigation associated with the potential volatile trading price of our common stock.

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

We are subject to risks associated with conducting business in foreign countries.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own seven of our facilities while the remainder of our facilities are leased. At December 31, 2020, we had approximately 168 facilities which contained 154 services centers, 4 distribution centers and 10 fabrication facilities.

At December 31, 2020, the Service Centers segment operated out of 154 service center facilities. Of these facilities, 125 were located in the U.S. in 35 states, 28 were located in nine Canadian provinces and one was located in Dubai. All of the distribution centers were located in the U.S., specifically in Texas, Montana and Nebraska. At December 31, 2020, the Innovative Pumping Solutions segment operated out of 10 fabrication facilities located in two states in the U.S. and two provinces in Canada. At December 31, 2020, the Supply Chain Services segment operated supply chain installations in 79 of our customers’ facilities in 26 U.S. states and one Canadian province.

At December 31, 2020, our owned facilities ranged from 5,000 square feet to 45,000 square feet in size. We leased facilities for terms generally ranging from one to fifteen years. The leased facilities ranged from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

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

On March 5, 2021, we had approximately 381 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of DXP’s common stock to the NASDAQ Industrial Index and a customized peer group of five companies that includes: NOW Inc, MRC Global Inc, Applied Industrial Technologies Inc, MSC Industrial Direct Co. Inc and Lawson Products Inc. The graph assumes that the value of the investment in DXP’s common stock and in each index was $100 at December 31, 2015 and that all dividends were reinvested.

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2020:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	166,976	$32.53	612,692	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	166,976	$32.53	612,692	(1)
(1)Represents shares of common stock authorized for issuance under the 2016 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

DXP issued 852,391, 345,423, 192,988 and 40,638 unregistered shares of DXP’s common stock as part of the consideration for the December 31, 2020 acquisitions of TEC, APO, Pumping Solutions and CEC. The unregistered shares were issued to the sellers of TEC, APO, Pumping Solutions and CEC.

The Company issued 49,468 unregistered shares of DXP’s common stock as part of the consideration for the January 1, 2020 acquisition of PSI. The unregistered shares were issued to the sellers of PSI.

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

Repurchases of Common Stock

The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended December 31, 2020:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	October 1 – October 31, 2020	—	$—	—	$—
	November 1 – November 30, 2020	—	$—	—	$—
	December 1 – December 31, 2020	—	$—	—	$—
	Total	—	$—	—	$—

(1)
Represents shares employees elected to have withheld to satisfy their tax liabilities related to restricted stock vested. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. There were not any repurchases of shares by the Company during the period.

ITEM 6. Selected Financial Data

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended December 31, 2020 has been derived from our audited Consolidated Financial Statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

		Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statements of Earnings Data:
Sales	$1,005,266	$1,267,189	$1,216,197	$1,006,782	$962,092
Gross Profit	279,269	347,224	332,208	271,581	264,802
Impairment and other charges	59,883	—	—	—	—
Operating income (loss)	(26,870)	66,122	68,451	33,490	19,332
Net income (loss)	(29,074)	35,775	35,521	16,529	7,151
Net loss attributable to non-controlling interest	(348)	(260)	(111)	(359)	(551)
Net income (loss) attributable to DXP	$(28,726)	$36,035	$35,632	$16,888	$7,702
Earnings per share:
Basic earnings (loss)(1)	$(1.62)	$2.04	$2.02	$0.97	$0.51
Diluted earnings (loss)(1)	$(1.62)	$1.96	$1.94	$0.93	$0.49
(1)See Note 13 - Earnings per Share Data of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

		Years Ended December 31
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash(1)	$117,444	$54,327	$40,519	$25,579	$1,590
Net Working Capital (2)	148,300	208,483	205,201	170,892	140,430
Total Assets	851,861	788,220	699,962	639,083	602,052
Total Debt less current maturities	326,700	241,875	245,309	248,716	174,323
Total Shareholders’ Equity	$347,866	$344,948	$308,254	$268,546	$252,549
(1) Cash includes cash and cash equivalents plus restricted cash
(2) Net Working Capital equals current assets minus current liabilities excluding cash and short-term debt

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes contained within Item 8 - Financial Statements and Supplementary Data and the other financial information found elsewhere in this Report. Management’s Discussion and Analysis uses forward-looking statements that involve certain risks and uncertainties as described previously in our Disclosure Regarding Forward-looking Statements and Item 1A. Risk Factors.

General Overview

DXP Enterprises, Inc. is a leading North American distributor of technical products and services. Our comprehensive knowledge, specialized services and leading brands serve MRO, OEM and capital equipment end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, expertise, timely response and an overall ease of doing business.

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

CURRENT MARKET CONDITIONS AND OUTLOOK

General

In December 2019, the novel SARS-CoV-2 virus and associated COVID 19 disease (“COVID-19”) were reported in China, and in March 2020 the World Health Organization declared a pandemic. The pandemic had a significant impact on our business during 2020. The marketplace broadly, and the Company specifically, throughout the year operated with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate began to normalize during the second half of 2020. This improved the outlook of the manufacturing and construction customers that support our traditional branch and onsite business. Although the rate of improvement remains gradual and the overall activity level remains below pre-pandemic levels, DXP saw a modest improvement from monthly lows experienced in July.

Consistent with broader social trends, we took steps to safeguard the health of our employees. This included closing branch and corporate facilities to outside personnel, enabled through technology, significant work from home capabilities for many employees, and where employees remained in the workplace, created space between work areas, provided ample personal protective equipment and cleaning supplies, and instituting formal policies for mitigation in the event of cases of illness. Due to these precautions, our operations continued to function effectively, including internal controls over financial reporting.

As restrictions ease and the roll out of various vaccines continue, we will actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that it is important to share where the Company stands today, how our response to the COVID-19 pandemic has progressed, and how our operations and financial condition may change as the fight against COVID-19 progresses.

COVID-19 Pandemic Impact

During the twelve months ended December 31, 2020, the widely publicized and discussed coronavirus (COVID-19) outbreak rapidly spread across the world, driving a sharp erosion in demand for crude oil and other products and services, as whole economies ordered curtailed activity. In response to declining demand for crude oil, members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, met in early March to discuss additional production cuts to help stabilize prices. The group failed to reach an agreement, and production was instead increased into the already oversupplied market, decimating oil prices and rapidly filling worldwide oil storage facilities. OPEC+ eventually reached an agreement in April 2020 to reduce production, which had a muted effect on oil prices due to the belief that the cuts were significantly less than the demand destruction caused by COVID-19. As a result, companies across the oil and gas industry responded with severe capital spending budget cuts, cost cuts, personnel layoffs, facility closures and bankruptcy filings.

We made a number of mitigation decisions and took proactive steps in response to the issues presented by the COVID-19 pandemic and ongoing uncertainties related to the oil and gas industry. We moved forward with our plans to increase our ABL revolver facility from $85 million to $135 million. In addition, we reduced certain discretionary expenditures and suspended the Company’s matching contributions to retirement plans. Some of these measures may have an adverse impact on our businesses, but we believe we took the necessary steps to stabilize the business in unprecedented times.

Throughout the COVID-19 pandemic crisis, we continued to operate our business despite the challenges that arose from closing offices and operating our branch locations. Our use of technology and third party conferencing platforms enabled our office employees to work from home, performing their job functions with little to no loss of productivity. We required our employees to work from home as a result of governmental isolation orders and, in many cases, in advance of those orders for the health and safety of our employees. For the most part, our warehouses and regional distribution centers remained open. Under various isolation orders by national, state, provincial and local governments, we were exempted as an “essential” business as the products we sell are necessary for the maintenance and functioning of many industries including energy infrastructure. We took measures to safeguard the health and welfare of our employees, including social distancing measures while at work, certain screening, providing personal protection equipment such as gloves, face masks and hand sanitizer and sterilizing cleaning services at Company facilities. As various governmental restrictions continue to be lifted or phased out, we will review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

As a distribution business, we continue to closely monitor the ability of our suppliers and transportation providers to continue the functioning of our supply chain. We have not experienced significant delays by transportation providers or significant delays in our supply chains. Our inventory position for most products has allowed us to continue supply to most customers with little interruption. In those instances where there was interruption, we worked with our customers to discuss the impact of the delay. We will continue to monitor the situation and have ongoing dialogue with our vendors and customers regarding the status of impacted orders.

Management expects industry activity levels and spending by customers to remain volatile in the near term, but we do expect some increased activity as the nation and the world become vaccinated and the oil and gas demand destruction from COVID-19 begins to subside. DXP remains committed to streamlining operations and improving organizational efficiencies while continuing to focus on delivering the products and services that remain in the Company’s backlog. We believe this strategy has further advanced the Company’s competitive position, regardless of the market environment.

DXP monitors several economic indices that have been key indicators for industrial and oil & gas economic activity in the United States. These include the Industrial Production (IP) and Manufacturing Capacity Utilization (MCU) indices published by the Federal Reserve Board and the Purchasing Managers Index (PMI) published by the Institute for Supply Management (ISM). Additionally, we track the Metalworking Business Index ("MBI"). A reading above 50 generally indicates expansion.

Below are readings for the fourth quarter versus the full year average:

	Index Reading *
Period	MCU	PMI	IP	MBI
October	73.0	59.3	103.6	53.9
November	73.4	57.5	104.1	51.0
December	74.5	60.5	105.7	53.5

Fiscal 2020 Q4 average	73.7	59.1	104.5	52.8
Fiscal 2020 average	71.9	52.5	101.8	47.6
Fiscal 2019 average	77.8	51.3	109.4	50.6
Fiscal 2018 average	78.7	58.6	108.6	57.1

* The information contained in this table has been obtained from third party publicly available sources.

DXP also monitors various oil & gas indicators including active drilling rigs, gross U.S. domestic production and the West Texas Intermediate ("WTI") price of oil. Below are readings for the last three years:

Operating Environment Overview*
	December 31,
	2020	2019	2018
Active Drilling Rigs**
U.S	436	944	1,032
Canada	90	135	191
International	825	1,098	988
Worldwide	1,352	2,177	2,211

Gross Domestic Product (in billions)	$20,932.8	$21,429.0	$20,500.6
West Texas Intermediate ** (per barrel)	$39.16	$56.98	$65.23
Purchasing Managers Index	60.5	47.8	54.3
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

During 2020, the growth rate of the general economy declined from 2019 as well as the rig count. Sales for the year ended December 31, 2020 decreased $261.9 million, or 20.7%, to approximately $1.0 billion from $1.3 billion for the prior corresponding period. The majority of the 2020 sales decrease is the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the negative economic impacts of COVID-19.

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

Consolidated Results of Operations

	Years Ended December 31,
	2020	%	2019	%	2018	%
	( in millions, except percentages and per share amounts)
Sales	$1,005.3	100.0	$1,267.2	100.0	$1,216.2	100.0
Cost of sales	726.0	72.2	920.0	72.6	884.0	72.7
Gross profit	$279.3	27.8	$347.2	27.4	$332.2	27.3
Selling, general & administrative expense	246.3	24.5	281.1	22.2	263.8	21.7
Impairment and other charges	$59.9	6.0	$—	—	$—	—
Operating income (loss)	$(26.9)	(2.7)	$66.1	5.2	$68.4	5.6
Other( income) expense, net	0.1	—	—	—	(1.2)	(0.1)
Interest expense	20.6	2.0	19.5	1.5	20.9	1.7
Income (loss) before income taxes	$(47.6)	(4.7)	$46.6	3.7	$48.7	4.0
Provision for income taxes (benefit)	(18.4)	(1.8)	10.9	0.9	13.2	1.1
Net income (loss)	$(29.2)	(2.9)	$35.7	2.8	$35.5	2.9
Net loss attributable to noncontrolling interest	(0.3)	—	(0.3)	—	(0.1)	—
Net income (loss) attributable to DXP Enterprises, Inc.	$(28.9)	(2.9)	$36.0	2.8	$35.6	2.9
Per share
Basic earnings per share	$(1.62)		$2.04		$2.02
Diluted earnings per share	$(1.62)		$1.96		$1.94

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

SALES. Sales for the year ended December 31, 2020 decreased $261.9 million, or 20.7%, to approximately $1.0 billion from $1.3 billion for the year ended December 31, 2019. Sales from businesses acquired accounted for $19.6 million of the sales for the twelve months ended December 31, 2020. Excluding the 2020 sales of the business acquired, sales for the year decreased by $281.5 million, or 22.2% from the prior year's corresponding period. This sales decrease is the result of a decrease in sales in our SC, IPS and SCS segments of $99.6 million, $115.7 million and $46.6 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Years Ended December 31
	2020	2019	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$662,617	$762,256	$(99,639)	(13.1)%
Innovative Pumping Solutions	187,991	303,655	(115,664)	(38.1)%
Supply Chain Services	154,658	201,278	(46,620)	(23.2)%
Total DXP Sales	$1,005,266	$1,267,189	$(261,923)	(20.7)%

Service Centers Segment. Sales for the Service Centers segment decreased by $99.6 million, or 13.1% for the year ended December 31, 2020, compared to the year ended December 31, 2019. Excluding $19.6 million of 2020 Service Centers segment sales from businesses acquired, Service Centers segment sales decreased $119.2 million, or 15.6% from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety supply products and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic. We expect that this level of sales to the oil and gas industry will likely continue to decline if U.S. crude oil production remains at levels experienced during the year.
Innovative Pumping Solutions Segment. Sales for the IPS segment decreased by $115.7 million, or 38.1% for the year ended December 31, 2020, compared to the year ended December 31, 2019. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the negative economic impacts of COVID-19. With a prolonged economic recession related to COVID-19, we will likely experience a further decline in overall segment sales.

Supply Chain Services Segment. Sales for the SCS segment decreased by $46.6 million, or 23.2%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decline in sales is primarily related to decreased sales to customers in the aerospace and oil and gas industries due to the economic impacts of the COVID-19 pandemic.

GROSS PROFIT. Gross profit as a percentage of sales for the year ended December 31, 2020 increased by approximately 38 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales increased by approximately 35 basis points. The increase in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 79 basis point increase in the gross profit percentage in our IPS segment and a 164 basis point increase in the gross profit percentage in our SCS segment partially offset by a 40 basis point decrease in the gross profit percentage in our SC segment.

Service Centers Segment. The gross profit percentage for the Service Centers decreased approximately 40 basis points and approximately 41 basis points, adjusting for the businesses acquired, from the prior year's corresponding period. This was primarily the result of decreased sales of metal working, safety services and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic.

Innovative Pumping Solutions Segment. The 2020 gross profit percentage for the IPS segment increased approximately 79 basis points from the prior year's corresponding period. The decrease in gross profit is primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the economic impacts of COVID-19.

Supply Chain Services Segment. Gross profit as a percentage of sales increased approximately 164 basis points for the year ended December 31, 2020, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation in 2019 with no comparable activity in 2020.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A for the year ended December 31, 2020 decreased by approximately $34.8 million, or 12.4%, to $246.3 million from $281.1 million for prior year's corresponding period. SG&A expense from businesses acquired accounted for $4.9 million. Excluding expenses from businesses acquired, SG&A for the twelve months ended December 31, 2020 decreased by $39.7 million, or 14.1 percent. The overall decrease in SG&A is the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets.

IMPAIRMENT AND OTHER CHARGES. Due to circumstances discussed above, during twelve months ended December 31, 2020, we evaluated our goodwill, certain long-lived assets and other assets for impairment and recoverability. Based on the results, we recorded the following impairment and other charges:

Service Centers segment. In 2020, we recorded $1.8 million of noncash impairment charges related primarily to certain long-lived assets that were not recoverable and $20.5 million of non-cash impairment charges related to goodwill associated with our operations in Canada.

Innovative Pumping Solutions segment. In 2020, we recorded $21.7 million of non-cash impairment charges related to certain inactive assets and inventory and a $16.0 million non-cash impairment charge related to goodwill.

For additional information on our impairment charges, see Note 4 - Impairments and Other Charges of the Notes to Consolidated Financial Statements in this Annual Report.

OPERATING INCOME. Operating income for the year ended December 31, 2020 decreased by $93.0 million, or 140.6%, to a loss of $26.9 million from income of $66.1 million in the prior year's corresponding period. This decrease in operating income is primarily related to the decrease in sales discussed above and the impact of impairment and other charges.

INTEREST EXPENSE. Interest expense for year ended December 31, 2020 increased by $1.1 million, or 5.5%, from the prior year's corresponding period primarily due to refinancing costs incurred in connection with the modification and extinguishment of debt, partially offset by lower LIBOR rates and a reduction in the principal balance through voluntary pay-downs until the Company's refinancing in December.

INCOME TAXES. Our effective tax rate was a tax benefit of 38.8% for the year ended December 31, 2020 compared to a tax expense of 23.2% for the year ended December 31, 2019. The Company reported a loss before income taxes for the year ended December 31, 2020. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. Compared to the U.S. statutory rate for the year ended December 31, 2020, the effective tax rate was increased by state taxes, foreign taxes, research and development tax credits and other tax credits. This was partially offset by nondeductible expenses and reserve for uncertain tax positions. Compared to the U.S. statutory rate for the year ended December 31, 2019, the effective tax rate was increased by state taxes, foreign taxes, and non-deductible expenses and partially offset by research and development tax credits and other tax credits.

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

For the full year 2019 to 2018 comparative discussion, see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in DXP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

Our primary non-GAAP financial measures are organic sales (Organic Sales), sales per business day ("Sales per Business Day"), free cash flow ("Free Cash Flow"), earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA ("Adjusted EBITDA"). The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted earnings per common share (“EPS”), or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

Management uses these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management believes that presenting our non-GAAP financial measures (i.e., Organic Sales, Sales per Business Day, Free Cash Flow, EBITDA and Adjusted EBITDA) are useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding U.S. GAAP financial measures and the reconciliations to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.

Organic Sales is defined as net sales excluding, when they occur, the impact of acquisitions and divestitures. Organic Sales is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Sales per Business Day is defined as total net sales divided by business days for the period. Sales per Business Day assists management and investors in evaluating the Company's historical performance.

Free Cash Flow is defined cash provided by operations less net purchase of property and equipment. We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase company shares, and for certain other activities.

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

From time to time, due to accounting guidance and rules, the Company incurs non-cash, unique or one-time items. As such, the Company will add these items back to determine an Adjusted EBITDA.

We use EBITDA and Adjusted EBITDA internally to evaluate and manage the Company's operations because we believe it provides useful supplemental information regarding the Company's ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

A reconciliation of the non-GAAP financial measures, to its most comparable GAAP financial measure is included below.
The following table sets forth the reconciliation of net sales to organic net sales (in millions):

Reconciliation of Net Sales to Organic Net Sales

Fiscal 2020	Net Sales	Acquisition Sales	Divestiture Sales	Organic Sales
Service Centers	$663	$20	$—	$643
Innovative Pumping Solutions	188	—	—	188
Supply Chain Services	155	—	—	155
Total Sales	$1,006	$20	$—	$986

Fiscal 2019
Service Centers	$762	$—	$—	$762
Innovative Pumping Solutions	304	—	—	304
Supply Chain Services	201	—	—	201
Total Sales	$1,267	$—	$—	$1,267

Year-over-year growth rates
Service Centers	(13.0)%	—	—	(15.6)%
Innovative Pumping Solutions	(38.2)%	—	—	(38.2)%
Supply Chain Services	(22.9)%	—	—	(22.9)%
Total Sales	(20.6)%	—	—	(22.2)%

The sales per business day were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Business days	253	252	252
Sales per Business Day	$3,974	$5,029	$4,826

We use EBITDA and Adjusted EBITDA internally to evaluate and manage the Company's operations because we believe it provides useful supplemental information regarding the Company's ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

For further discussion regarding free cash flow as a management metric see the "Liquidity and Capital Resources - Free Cash Flow" below.

The following table sets forth the reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2020	2019	2018
GAAP net income (loss) attributable to DXP Enterprises, Inc.	$(28,726)	$36,035	$35,632
Loss attributable to non-controlling interest	(348)	(260)	(111)
Provision for income taxes	(18,441)	10,894	13,185
Depreciation and amortization	22,683	25,174	26,164
Interest and other financing expenses	20,571	19,498	20,937
EBITDA	$(4,261)	$91,341	$95,807
EBITDA margin as % of sales	(0.4)%	7.2%	7.9%
NCI loss before tax*	632	342	157
Impairment and other charges	59,883	—	—
Stock compensation expense	3,532	1,963	2,549
Adjusted EBITDA	$59,786	$93,646	$98,513
Adjusted EBITDA margin as % of sales	5.9%	7.4%	8.1%
*NCI represents non-controlling interest

Liquidity and Capital Resources

General Overview

As of December 31, 2020, we had cash and cash equivalents of $117.4 million and bank and other borrowings of $320.4 million. We have a $135 million asset-based Loan facility that is due to mature in August 2022, under which we had no borrowings outstanding as of December 31, 2020 and a Term Loan B with $330 million in borrowings.

Our primary source of capital is cash flow from operations, supplemented as necessary by company shares, bank borrowings or other sources of debt. As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivables. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing equipment and safety services equipment. We also require cash to pay our lease obligations, fund project work-in-process and to service our debt.

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	Change	Change(%)
Net cash provided by (used in):
Operating activities	$107,675	$41,306	$66,369	161%
Investing activities	(121,796)	(22,085)	(99,711)	451%
Financing activities	77,406	(6,092)	83,498	(1,371)%
Effect of foreign currency	(168)	679	(847)	(125)%
Net change in cash	$63,117	$13,808	$49,309	357%

Operating Activities

The Company generated $107.7 million of cash in operating activities during the year ended December 31, 2020 compared to generating $41.3 million of cash during the prior year's corresponding period. The $66.4 million increase in the amount of cash generated between the two periods was primarily driven by the collections of receivables associated with trade accounts receivables and decreased inventory purchases.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $121.8 million compared to $22.1 million in the corresponding period in 2019. This increase was primarily driven by acquisitions during the year of $115.2 million. For the twelve months ended December 31, 2020, purchases of property and equipment decreased to approximately $6.7 million compared to $22.1 million in 2019 primarily due to leasehold improvements and software upgrades in 2019 with no comparable activity in 2020. The maintenance capital expenditures for 2021 are expected to be within the range of $4 million to $10 million.

Financing Activities

For the year ended December 31, 2020, net cash generated in financing activities was $77.4 million, compared to net cash used in financing activities of $6.1 million for the corresponding period in 2019. The activity in the period was primarily attributed to the Company refinancing our Term Loan raising $330 million partially offset by the extinguishment of our previous term loan and higher principal repayments of debt in 2019.

On December 23, 2020, DXP entered into a new seven year, $330 million Senior Secured Term Loan (the “Term Loan Agreement”), which replaced DXP’s previously existing Senior Secured Term Loan.

On May 11, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Distribution Agent”) pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $37.5 million from time to time through the Distribution Agent. Sales of the Company’s common stock pursuant to the Equity Distribution Agreement are made in “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2020, the Company issued and sold 46 thousand shares of common stock under the Equity Distribution Agreement, with net proceeds totaling approximately $1.1 million less Agent’s commission.

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") which provides for a $135 million asset-backed revolving line of credit (the "ABL Revolver"), a $50 million increase from the $85.0 million available under the original revolver. During the twelve months ended December 31, 2020, the amount available to be borrowed under our credit facility increased to $131.9 million compared to $81.6 million at December 31, 2019, primarily as a result of the above mentioned Increase Agreement offset by outstanding letters of credit.

We believe this is adequate funding to support working capital needs within the business.

At December 31, 2020, our total long-term debt, including the current portion, less principal repayments, was $330.0 million, or 48.7% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $677.9 million. Approximately $330.0 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Free Cash Flow

We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase company shares, and for certain other activities. Our Free Cash Flow, which is calculated as cash provided by operations less net purchase of property and equipment, was $101.1 million, $19.2 million and $29.1 million for years 2020, 2019 and 2018, respectively.

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

The following table sets forth the reconciliation of Free Cash Flow to the most comparable GAAP financial measure
(in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$107,675	$41,306	$35,840
Less: Purchase of property and equipment	6,672	22,120	9,323
Add: Proceeds from the disposition of property and equipment	123	35	2,558
Free Cash Flow	$101,126	$19,221	$29,075

ABL Facility and Senior Secured Term Loan B

Asset-Based Loan Facility:

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver") a $50 million increase from the $85.0 million available under the original revolver. During the twelve months ended December 31, 2020, the amount available to be borrowed under our credit facility increased to $131.9 million compared to $81.6 million at December 31, 2019 primarily as a result of the above mentioned Increase Agreement offset by outstanding letters of credit.

As of December 31, 2020, there were no amounts of ABL Loans outstanding under the ABL Revolver.

The Company's consolidated Fixed Charge Coverage Ratio was 3.45 to 1.00 as of December 31, 2020. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of December 31, 2020.

The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The unused line fee was 0.375% at December 31, 2020.

The interest rate for the ABL facility was 1.9% at December 31, 2020.

Term Loan B:

On December 23, 2020, DXP entered into a new seven year, $330 million Senior Secured Term Loan B (the “Term Loan B Agreement”), which replaced DXP’s previously existing Senior Secured Term Loan.

The Term Loan B Agreement provides for a $330 million term loan (the “Term Loan”) that amortizes in equal quarterly installments of 0.25% with the balance payable in December 2027, when the facility matures. Subject to securing additional lender commitments, the Term Loan B Agreement allows for incremental increases in facility size up to an aggregate of $52.5 million, plus an additional amount such that DXP’s Secured Leverage Ratio (as defined in the Term Loan B Agreement) would not exceed 3.75 to 1.00. Interest accrues on the Term Loan at a rate equal to the base rate plus a margin of 3.75% for the Base Rate Loans (as defined in the Term Loan B Agreement), or LIBOR plus a margin of 4.75% for the Eurodollar Rate Loans (as defined in the Term Loan B Agreement). We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, reducing to 25%, if our total leverage ratio is no more than 3.00 to 1.00 and 0%, if our total leverage ratio is no more than 2.50 to 1.00.

The interest rate for the Term Loan was 5.8% as of December 31, 2020.

Financial Covenants:

DXP’s principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2020, the Company's consolidated Fixed Charge Coverage Ratio was 3.45 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2020, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2020	5.75:1.00
March 31, 2021	5.75:1.00
June 30, 2021	5.75:1.00
September 30, 2021	5.50:1.00
December 31, 2021	5.50:1.00
March 31, 2022	5.25:1.00
June 30, 2022	5.25:1.00
September 30, 2022	5.25:1.00
December 31, 2022	5.00:1.00
March 31, 2023	5.00:1.00
June 30, 2023 and each Fiscal Quarter thereafter	4.75:1.00

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
As of December 31, 2020, the Company’s consolidated Secured Leverage Ratio was 3.24 to 1.00.

The ABL Loans and the Term Loan are secured by substantially all of the assets of the Company.

Borrowings (in thousands):

	December 31, 2020	December 31, 2019	Increase (Decrease)
Current portion of long-term debt	$3,300	$2,500	$800
Long-term debt	326,700	241,875	84,825
Total long-term debt	330,000	244,375	85,625

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

Borrowing Capacity (in thousands):

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows:

	December 31, 2020	December 31, 2019	Increase (Decrease)
Total borrowing capacity	$135,000	$85,000	$50,000
Less : ABL	—	—	—
Less : Outstanding letters of credit	3,131	3,442	(311)
Total amount available	$131,869	$81,558	$50,311

Contractual Obligations

The impact that our contractual obligations as of December 31, 2020 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$3,300	$6,600	$6,600	$313,500	$330,000
Operating lease obligations	19,183	26,561	10,008	7,271	63,023
Estimated interest payments (2)	18,880	56,999	55,829	—	131,708
Total	$41,363	$90,160	$72,437	$320,771	$524,731
(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2020. Assumes debt is paid on maturity date and not replaced.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020, we were not involved in any unconsolidated SPE transactions.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States, and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of such accounts under the current expected credit losses model. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. Additionally, the overall allowance is adjusted accordingly based upon historical experience and economic factors that impact our business and customers. At December 31, 2020, the allowance was approximately 5.0% of the gross accounts receivable remaining unchanged from a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill, Other Indefinite Intangible Assets and Long-Lived Assets

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

During the third quarter of 2020, the Company’s market capitalization and overall sales declined significantly driven by current macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand continued to have a significant impact on the investment and operating plans of many of our customers. Based on these events, the Company concluded that it was more likely than not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test.

For the twelve months ended December 31, 2020, goodwill was evaluated for impairment at the reporting unit level. The Company had four goodwill reporting units: Service Centers, Innovative Pumping Solutions, Canada and Supply Chain Services. The Company determined the fair values of two reporting units with goodwill were below their carrying values, resulting in a $36.4 million goodwill impairment, which was included in impairments and other charges in the consolidated statement of operations.

Innovative Pumping Solutions

The oil and gas industry experienced unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. This disruption created a substantial surplus of oil and a decline in oil prices. West Texas Intermediate (WTI) oil spot prices decreased sharply during the first quarter of 2020 from a high of $63 per barrel in early January of 2020 to approximately $21 per barrel by the end of the first quarter of 2020. Although oil prices recovered modestly, WTI oil spot prices averaged approximately $41 per barrel during the third quarter of 2020, which was approximately 28% less than the average price per barrel during 2019. The U.S. average rig count continued to decline in the third quarter of 2020, dropping 35% compared to the second quarter of 2020. These factors, along with the continued impact of COVID-19, constituted a triggering event and required a goodwill impairment analysis for our manufacturing reporting unit. With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, the results of the impairment test indicated that the carrying amount of the manufacturing reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of its remaining goodwill was required. Significant assumptions inherent in the valuation methodologies for goodwill impairment calculations include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and the cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Company applied a hypothetical 100 bps reduction in the weighted average cost of capital, and separately, increased the revenue projections by 10 percent, holding other factors steady. Even with more favorable assumptions, the results of these sensitivity analyses led the Company to record a non-cash impairment charge of $16.0 million for goodwill during the twelve months ended December 31, 2020.

Canada

As a result of the reductions in capital spending for oil and gas producers and processors and the economic repercussions from the COVID-19 pandemic, we determined these events constituted a triggering event that required us to review the recoverability of our long-lived assets and perform an interim goodwill impairment assessment as of July 31, 2020. Our review resulted in the recording of impairments and other charges during the third quarter of 2020. As a result of our goodwill impairment assessments, we determined that the fair value of our Canadian reporting unit was lower than its net book value and, therefore, resulted in a partial goodwill impairment. The enterprise value of the Canadian reporting unit at July 31, 2020 was less than its carrying value by approximately 40 percent. This resulted in a partial goodwill impairment of approximately $20.5 million for Canada. Per the impairment test and respective sensitivity analyses, it was noted that a decrease of approximately 480 basis points in the pre-tax discount rate and an approximately 150 basis points increase in our revenue long-term growth rate projections would cause the Canada business enterprise value to increase to the level of its carrying value and thus avoid a full impairment.

Other Impairments and methodology

The negative market indicators described above were triggering events that indicated that certain of the Company’s long-lived intangible and tangible assets and additional inventory items may also have been impaired. Recoverability testing indicated that certain long-lived assets and inventory were indeed impaired or otherwise not recoverable. The estimated fair value of these assets was determined to be below their carrying value. As a result, the Company recorded the following additional impairment and other charges as detailed in the table below (in thousands).

Twelve months ended December 31, 2020
Long-lived asset impairments	$4,775
Goodwill impairments	36,435
Inventory and work-in-progress costs	18,673
Total impairment and other charges	$59,883

The Company determined the fair value of both long-lived assets and goodwill, discussed above, primarily using the discounted cash flow method and in the case of goodwill, a multiples-based market approach for comparable companies. Given the current volatile market environment and inherent complexities it presents, the Company utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on the weighted average cost of capital, as derived from peers, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset, all of which were classified as Level 3 inputs under the fair value hierarchy. These impairment assessments incorporate inherent uncertainties, including supply and demand for the Company’s products and services and future market conditions, which are difficult to predict in volatile economic environments. The discount rates utilized to value the reporting units were in a range from 14.8 percent to 16.4 percent. Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period that these events will persist or the full extent of the impact they will have on our business. If market conditions continue to deteriorate, including crude oil prices further declining or remaining at low levels for a sustained period, we may record further asset impairments, which may include an impairment of the carrying value of our goodwill associated with other reporting units.

For inventory and work-in-progress we evaluated the recoverability based upon their net realizable value, factoring in the costs to complete work-in-progress and the salability of inventory items primarily tied to oil and gas. The net realizable value was derived from quotes for similar items and recent transactions.

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

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for the acquisitions completed in fiscal 2020. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Some of our acquisitions may include as additional compensation, contingent consideration. Contingent consideration is a financial liability recorded at fair value upon acquisition. The amount of contingent consideration to be paid is based on the occurrence of future events, such as the achievement of certain revenue or earnings milestones of the target after consummation. Accordingly, the estimate of fair value contains uncertainties as it involves judgment about the likelihood and timing of achieving these milestones as well as the discount rate used. Changes in fair value of the contingent consideration obligation result from changes to the assumptions used to estimate the probability of success for each milestone, the anticipated timing of achieving the milestones and the discount period and rate to be applied. A change in any of these assumptions could produce a different fair value, which could have a material impact on the results from operations. The impact of changes in key assumptions is described in Note 6 - Fair Value of Financial Assets and Liabilities.

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

Accounting for Uncertainty in Income Taxes

In the normal course of business, we are audited by federal, state and foreign tax authorities, and are periodically challenged regarding the amount of taxes due. These challenges relate primarily to the timing and amount of deductions and the allocation of income among various tax jurisdictions. A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final resolution of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate as well as related interest and penalties. Our effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail on positions for which unrecognized tax benefits have been accrued, or are required to pay amounts in excess of accrued unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U. S. federal, state and local tax examination by tax authorities for years prior to 2015. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recent Accounting Pronouncements to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk results primarily from volatility in interest rates and fluctuations in the Canadian dollar.
Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable rate debt. To reduce our interest rate risk we may enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate our exposure. As of December 31, 2020, we had no interest rate hedges in place. Based on a sensitivity analysis as of December 31, 2020, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2020 than in 2019, interest expense, would fluctuate by $3.3 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2019, had short-term interest rates averaged 100 basis points higher (lower) in 2019 than in 2018, it was estimated that interest expense would have fluctuated by approximately $2.4 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding each year.

Foreign Currency Risk
We are exposed to foreign currency risk from our Canadian operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt and other liabilities denominated or issued in the foreign currency. To monitor our currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average 10% devaluation in the Canadian dollar exchange rate during 2020 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $0.4 million on our Consolidated Statement of Operations.

Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Other Intangibles Impairment Assessment
As discussed in Note 4 to the consolidated financial statements, the Company’s evaluation of goodwill and other intangible assets for impairment involves the determination of reporting units and comparison of the fair value of each reporting unit to its carrying value. The Company identified four reporting units, DXP Core-Service Centers, DXP Core-Innovative Pumping Solutions, DXP Canada, and DXP Core Supply Chain Services. The identification of reporting units involves consideration of components of the operating segments and whether or not there is discrete financial information available that is regularly reviewed by management. Additionally, the Company considers whether or not it is reasonable to aggregate any of the identified components that have similar economic characteristics. The Company estimates the fair value of its reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. The estimation of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenue growth rates, operating margins, and discount rates. The reporting units’ revenue growth rates and operating margins are sensitive to changes in customer demand. The determination of the fair value using the market approach requires management to make significant judgments related to performance-metric market multiples applied to the reporting unit’s prior and expected operating performance.

The Company performed their annual impairment test as of September 30, 2020. The Company concluded that the carrying values of DXP Core-Innovative Pumping Solutions and DXP Canada reporting units exceeded their fair values and, therefore, an impairment was recognized in the amount of $16 million and $20.5 million, respectively, during the year ended December 31, 2020. As of December 31, 2020, after recording the impairments, goodwill for the DXP Core-Innovative Pumping Solutions and DXP Canada reporting units was $0 and $32.3 million, respectively.

We identified the Company’s determination of reporting units and evaluation of goodwill and other intangibles impairment for the reporting units as a critical audit matter due to the significant judgments made by management to identify and aggregate reporting units and estimate the fair value of each reporting unit. A high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, was required when performing audit procedures to evaluate management’s estimates and assumptions related to the identification of reporting units; revenue growth rates and operating margins; the selection of reporting unit performance-metric market multiples and discount rates; and the reconciliation of the reporting units estimated fair value to the Company’s market capitalization.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over management’s determination of reporting units and goodwill and other intangibles impairment evaluation, including those over the determination of the fair value of the reporting units, including controls related to management’s revenue forecasts, selection of the discount rates, selection of performance-metric market multiples, and market capitalization reconciliation.

•Evaluating management’s identification of reporting units, including consideration of components of its operating segments, the availability of discrete financial information for each that is regularly reviewed by management, and the suitability of aggregation of components.

•Evaluating management’s forecasts by comparing the forecasts to historical results, including management’s forecasting accuracy and internal communications to management and the Board of Directors.

•Involving our valuation specialists to assist with our evaluation of the valuation model including discount rates, performance-metric multiples, and other significant assumptions.

Valuation of Acquired Intangible Assets - Total Equipment Company and APO Pumps and Compressors, LLC
As discussed in Note 17 to the consolidated financial statements, on December 31, 2020 the Company completed its acquisitions of Total Equipment Company (“TEC”) and APO Pumps and Compressors, LLC (“APO”) for total consideration of $103 million (the “Transactions”). The Transactions are accounted for as business combinations and the Company preliminarily allocated $26.7 million of the purchase price to the fair value of the acquired customer relationship intangible assets.

We identified the valuation of acquired intangible assets for TEC and APO as a critical audit matter. Auditing management's preliminary allocation of purchase price for its acquisitions of TEC and APO involved especially subjective and complex judgements due to the significant estimation required in determining the fair value of customer relationship intangible assets. The significant estimation was primarily due to the complexity of the valuation models used to measure that fair value as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the customer relationship intangible assets and subsequent amortization expense included discount rates, customer attrition rates and economic lives. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of the Company’s acquisition process and evaluating the design and operating effectiveness of controls as it related to the Company’s valuation process and methodology for acquired intangible assets. This included testing controls over the Company’s estimation process supporting the recognition and measurement of intangible assets, as well as controls over management’s judgments and evaluation of underlying assumptions regarding their valuation.

•Evaluating the Company's valuation model, the method and significant assumptions used and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

•Involving our valuation specialists to assist with our evaluation of the valuation model and certain significant assumptions.

Income Taxes - Uncertain Tax Positions
As discussed in Note 12 to the consolidated financial statements, during the year ended December 31, 2020, the Company recognized federal and state tax benefits for Federal Research & Development Credits (“R&D Credits”) related to tax years 2016 to 2020 of $16.9 million which is partially offset by $5.1 million recorded as a reduction due to the uncertainty related to the realizability of the tax credits. Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior year audit settlements. To account for uncertainty in income taxes, the Company evaluates the likelihood of a tax position based on the technical merits of the position, performs a subsequent measurement related to the maximum benefit and degree of likelihood, and determines the benefits to be recognized in the financial statements, if any.

We determined the estimates relating to determination of uncertain tax provisions as a critical audit matter. Given the complexity and the subjective nature of the use of R&D Credits, evaluating management’s estimates relating to their determination of uncertain tax positions requires extensive audit effort and a high degree of auditor judgment, including involvement of our income tax specialists.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions related to R&D Credits.

•Reading and evaluating management’s documentation, including relevant accounting policies and information obtained by management from outside tax specialists which detail the basis of the uncertain tax position.

•Testing the reasonableness of management’s judgments regarding the future resolution of the uncertain tax position, including an evaluation of the technical merits of the uncertain tax position.

•Evaluating the reasonableness of management’s estimates by considering how tax law, including statutes, regulations and case law, impacted management’s judgments.

/s/ Moss Adams LLP

Houston, Texas
March 18, 2021

We have served as the Company’s auditor since 2017.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Sales	$1,005,266	$1,267,189	$1,216,197
Cost of sales	725,997	919,965	883,989
Gross profit	$279,269	$347,224	$332,208
Selling, general and administrative expense	246,256	281,102	263,757
Impairment and other charges	59,883	—	—
Income (loss) from operating	$(26,870)	$66,122	$68,451
Other expense (income), net	74	(45)	(1,192)
Interest expense	20,571	19,498	20,937
Income (loss) before income taxes	$(47,515)	$46,669	$48,706
Provision for income taxes (benefit)	(18,441)	10,894	13,185
Net income (loss)	$(29,074)	$35,775	$35,521
Net loss attributable to noncontrolling interest	(348)	(260)	(111)
Net income (loss) attributable to DXP Enterprises, Inc.	$(28,726)	$36,035	$35,632
Preferred stock dividend	90	90	90
Net income (loss) attributable to common shareholders	$(28,816)	$35,945	$35,542

Net income (loss)	$(29,074)	$35,775	$35,521
Cumulative translation adjustment, net of income taxes	(1,888)	(687)	224
Comprehensive income (loss)	$(30,962)	$35,088	$35,745

Earnings (loss) per share (Note 14)
Basic	$(1.62)	$2.04	$2.02
Diluted	$(1.62)	$1.96	$1.94
Weighted average common shares outstanding:
Basic	17,748	17,592	17,553
Diluted	17,748	18,432	18,393

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$117,353	$54,203
Restricted cash	91	124
Accounts receivable, net of allowances for doubtful accounts of $8,628 and $8,929	163,429	187,116
Inventories	97,071	129,364
Costs and estimated profits in excess of billings	18,459	32,455
Prepaid expenses and other current assets	4,548	4,223
Federal income taxes receivable	5,632	996
Total current assets	$406,583	$408,481
Property and equipment, net	56,899	63,703
Goodwill	248,339	194,052
Identified Intangibles, net	80,088	52,582
Operating lease ROU assets	55,188	66,191
Other long-term assets	4,764	3,211
Total assets	$851,861	$788,220
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,300	$2,500
Trade accounts payable	75,744	76,438
Accrued wages and benefits	20,621	23,412
Customer advances	3,688	3,408
Billings in excess of costs and estimated profits	4,061	11,871
Short-term operating lease liabilities	15,891	17,603
Other current liabilities	20,834	12,939
Total current liabilities	$144,139	$148,171
Long-term debt, net of current maturities and unamortized debt issuance costs	317,139	235,419
Long-term operating lease liabilities	38,010	48,605
Other long-term liabilities	2,930	1,205
Deferred income taxes	1,777	9,872
Total long-term liabilities	$359,856	$295,101
Total liabilities	$503,995	$443,272
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 19,208,067 and 17,604,092 outstanding	189	174
Additional paid-in capital	192,068	157,886
Retained earnings	176,637	205,680
Accumulated other comprehensive loss	(21,842)	(19,954)
Total DXP Enterprises, Inc. equity	$347,068	$343,802
Noncontrolling interest	798	1,146
Total equity	$347,866	$344,948
Total liabilities and equity	$851,861	$788,220
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$(28,726)	$36,035	$35,632
Less: net loss attributable to non-controlling interest	(348)	(260)	(111)
Net income (loss)	$(29,074)	$35,775	$35,521
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	10,396	10,100	9,578
Impairment and other charges	59,883	—	—
Amortization of intangible assets	12,287	15,074	16,586
Bad debt expense	1,194	139	2,368
Payment of contingent consideration liability in excess of acquisition-date fair value	(136)	(106)	—
Amortization of debt issuance costs	1,875	1,875	1,743
Fair value adjustment on contingent consideration	(395)	54	313
Loss on extinguishment and modification of debt	2,288	—	60
Gain on sale of property and equipment	—	(9)	(1,330)
Stock compensation expense	3,532	1,963	2,549
Deferred income taxes	(14,771)	1,110	1,004
Changes in operating assets and liabilities
Trade accounts receivable	42,909	5,560	(22,487)
Costs and estimated profits in excess of billings	14,009	92	(5,640)
Inventories	22,208	(14,447)	(20,838)
Prepaid expenses and other assets	13,053	5,110	188
Accounts payable and accrued expenses	(14,897)	(15,408)	7,093
Billings in excess of costs & estimated profits	(7,816)	1,142	6,522
Other long-term liabilities	(8,870)	(6,718)	2,610
Net cash provided by operating activities	$107,675	$41,306	$35,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,672)	(22,120)	(9,323)
Proceeds from the sale of property and equipment	123	35	2,558
Acquisition of businesses	(115,247)	—	(10,811)
Net cash used in investing activities	$(121,796)	$(22,085)	$(17,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	330,000	—	—
Principal debt payments	(244,375)	(4,341)	(3,381)
Debt issuance costs	(7,268)	—	(60)
Issuance of Common Stock- shares sold in public market	1,142	—	—
Payment for contingent consideration liability	(1,864)	(1,394)	—
Non-controlling interest holder contributions (distributions), net of tax benefits	—	—	950
Preferred dividends paid	(90)	(90)	(90)
Payment for employee taxes withheld from stock awards	(139)	(267)	(340)
Net cash provided by (used in) financing activities	$77,406	$(6,092)	$(2,921)
Effect of foreign currency on cash	(168)	679	(403)
Net Change In Cash	$63,117	$13,808	$14,940
Cash, cash equivalents and restricted cash at Beginning of Year	54,327	40,519	25,579
Cash, cash equivalents and restricted cash at End of Year	$117,444	$54,327	$40,519
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,321	$17,623	$19,134
Cash paid for income taxes	$6,277	$13,318	$8,301
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Series A preferred Stock	Series B preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Treasury stock	Non controlling interest	Accum Other Comp (Loss)	Total equity
Balances at December 31, 2017	$1	$15	$174	$153,087	$134,193	$—	$567	$(19,491)	$268,546
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	2,549	—	—	—	—	2,549
Tax related items for share based awards	—	—	—	(340)	—	—	—	—	(340)
Issuance of shares of common stock	—	—	—	894	—	—	—	—	894
Non-controlling interest holder contributions, net of tax benefits	—	—	—	—	—	—	950	—	950
Cumulative translation adjustment	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	35,632	—	(111)	—	35,521
Balances at December 31, 2018	$1	$15	$174	$156,190	$169,735	$—	$1,406	$(19,267)	$308,254
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,963	—	—	—	—	1,963
Tax related items for share based awards	—	—	—	(267)	—	—	—	—	(267)
Cumulative translation adjustment	—	—	—	—	—	—	—	(687)	(687)
Net income	—	—	—	—	36,035	—	(260)	—	35,775
Balances at December 31, 2019	$1	$15	$174	$157,886	$205,680	$—	$1,146	$(19,954)	$344,948
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	3,532	—	—	—	—	3,532
Tax related items for share based awards	—	—	—	(139)	—	—	—	—	(139)
Issuance of shares of common stock-Acquisition			15	29,351					29,366
Issuance of shares of common stock-Shares sold in public market	—	—	—	1,142	—	—	—	—	1,142
Cumulative translation adjustment	—	—	—	296	(227)	—	—	(1,888)	(1,819)
Net loss	—	—	—	—	(28,726)	—	(348)	—	(29,074)
Balances at December 31, 2020	$1	$15	$189	$192,068	$176,637	$—	$798	$(21,842)	$347,866

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). See Note 21 - Segment and Geographical Reporting for discussion of the business segments.

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

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2020, the total assets of the VIE were approximately $4.8 million including approximately $3.4 million of fixed assets. DXP is the primary customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $0.8 million for the year ended December 31, 2020 and decreased cost of sales by approximately $0.4 million for the year ended December 31, 2019, respectively. The Company recognized a related income tax benefit of $116 thousand and $83 thousand related to the VIE for the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the owners of the 52.5% of the equity not owned by DXP included employees of DXP.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of such accounts under the current expected credit losses model. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

Changes in this allowance for 2020, 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2020		2019		2018
Balance at beginning of year	$8,929		$10,126		$9,015
Charged to costs and expenses	1,194		139		2,368
Charged to other accounts	21	(1)	79	(1)	(86)	(2)
Deductions	(1,516)	(3)	(1,415)	(3)	(1,171)	(3)
Balance at end of year	$8,628		$8,929		$10,126
(1) Primarily due to translation adjustments
(2) Includes allowance for doubtful accounts from acquisitions and divestiture
(3) Uncollectible accounts written off, net of recoveries

Inventories

Inventories consist principally of equipment purchased for resale or finished goods and are priced at net realizable value, cost being primarily determined using the weighted average cost method. The Company regularly reviews inventory to evaluate continued demand and records provisions for the difference between cost and net realizable value arising from excess and obsolete items on hand. Provisions are provided against inventories for estimated excess and obsolescence based upon the aging of the inventories and market trends and are applied as a reduction in cost of the associated inventory.

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

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Should the reporting unit's carrying amount exceed the fair value, then an impairment charge for the excess would be recognized. The impairment charge is limited to the amount of goodwill allocated to the reporting unit, and goodwill will not be reduced below zero. For the twelve months ended December 31, 2020, goodwill was evaluated for impairment at the reporting unit level resulting in a $36.4 million goodwill impairment which was included in impairment charges in the consolidated statement of operations (see Note 4 - Impairments and other charges).

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. For the twelve months ended December 31, 2020, long-lived assets was evaluated for impairment at the reporting unit level resulting in a $4.8 million long-lived assets impairment which was included in impairment charges in the consolidated statement of operations (see Note 4 - Impairments and other charges).

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

The accrual for these claims at December 31, 2020 and 2019 was approximately $2.6 million and $2.5 million, respectively.

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

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examination by tax authorities for years prior to 2014. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

NOTE 4 – IMPAIRMENTS AND OTHER CHARGES

The Company tests goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. During the third quarter of 2020, the Company’s market capitalization and sales declined significantly driven by current macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand continued to have a significant impact on the investment and operating plans of many of our customers. Based on these events, the Company concluded that it was more likely than not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test.

For the twelve months ended December 31, 2020, goodwill was evaluated for impairment at the reporting unit level. The Company had four goodwill reporting units: Service Centers, Innovative Pumping Solutions, Canada and Supply Chain Services. The Company determined the fair values of two reporting units with goodwill were below their carrying values, resulting in a $36.4 million goodwill impairment, which was included in impairment charges in the consolidated statement of operations.

Innovative Pumping Solutions

The oil and gas industry experienced unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. This disruption created a substantial surplus of oil and a decline in oil prices. West Texas Intermediate (WTI) oil spot prices decreased sharply during the first quarter of 2020 from a high of $63 per barrel in early January of 2020 to approximately $21 per barrel by the end of the first quarter of 2020. Although oil prices have recovered modestly, WTI oil spot prices averaged approximately $41 per barrel during the third quarter of 2020, which is approximately 28% less than the average price per barrel during 2019. The U.S. average rig count continued to decline in the third quarter of 2020, dropping 35% compared to the second quarter of 2020. These factors, along with the continued impact of COVID-19, constituted a triggering event in the third quarter and required an interim goodwill impairment analysis for our manufacturing reporting unit. With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, the results of the impairment test indicated that the carrying amount of the manufacturing reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of its remaining goodwill was required. Significant assumptions inherent in the valuation methodologies for goodwill impairment calculations include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and the cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Company applied a hypothetical 100 bps reduction in the weighted average cost of capital, and separately, increased the revenue projections by 10 percent, holding other factors steady. Even with more favorable assumptions, the results of these sensitivity analyses led the Company to record a non-cash impairment charge of $16.0 million for goodwill during the twelve months ended December 31, 2020.

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

Other Impairments and methodology

The negative market indicators described above were triggering events that indicated that certain of the Company’s long-lived intangible and tangible assets and additional inventory items may also have been impaired. Recoverability testing indicated that certain long-lived assets and inventory were indeed impaired. The estimated fair value of these assets was determined to be below their carrying value. As a result, the Company recorded the following additional impairment and other charges as detailed in the table below:

(in thousands)	Twelve Months Ended December 31, 2020
Long-lived asset impairments	$4,775
Goodwill impairments	36,435
Inventory and work-in-progress costs	18,673
Total impairment and other charges	$59,883

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

For inventory and work-in-progress we evaluated the recoverability based upon their net realizable value, factoring in the costs to complete work-in-progress and the salability of inventory items primarily tied to oil and gas. The net realizable value was derived from quotes for similar items and recent transactions.

NOTE 5 - LEASES

We lease office space, warehouses, land, automobiles, and office and manufacturing equipment. All of our leases are classified as operating leases. Our leases have remaining lease terms of 1 month to 10 years, some of which include options to extend the leases for up to 14 years. The exercise of lease renewal options is at our sole discretion. Our lease agreements do not include options to purchase the leased property.

The Company adopted the provisions of ASC 842, "Leases" effective January 1, 2019. We elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at January 1, 2019 and we elected to apply the following practical expedients and accounting policy decisions. In January 2019, we recorded a ROU Asset and total lease liability obligations of $72.7 million and $72.4 million, respectively. The new standard did not have a material impact on our consolidated statements of operations and had no impact on cash flows.

The lease expenses were as follows (in thousands):

		Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Lease cost	Classification
Short-term lease expense	SG&A expenses(*)	$374	$1,087
Other operating lease cost	SG&A expenses(*)	22,983	23,911
Total operating lease cost		$23,357	$24,998
(*) Manufacturing equipment and some vehicle rental expenses are included in the cost of sales.

Supplemental cash flow information related to leases was as follows (in thousands):

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Lease
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,250	$19,020
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$5,639	$12,608

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$55,188	$66,191

Liabilities
Current operating	Short-term operating lease liabilities	15,891	17,603
Non-current operating	Long-term operating lease liabilities	38,010	48,605
Total operating lease liabilities		$53,901	$66,208

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

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases (*)
2021	$19,183
2022	15,990
2023	10,571
2024	6,084
2025	3,924
Thereafter	7,271
Total lease payments	$63,023
Less: imputed interest	9,122
Present value of lease liabilities	$53,901

(*) Operating lease payments exclude $2.8 million and $1.1 million of legally binding minimum lease payments for leases signed but not yet commenced, as of December 31, 2020 and December 31, 2019, respectively.

Lease term and discount rate	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Weighted average remaining lease term (years)
Operating lease	4.29	4.74
Weighted average discount rate
Operating lease	7.2%	7.3%

For the twelve months ended December 31, 2020, the Company paid approximately $3.1 million in lease expenses to entities controlled by the Company's Chief Executive Officer, David Little and family.

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

As of December 31, 2020, we recorded a $1.1 million liability for contingent consideration associated with the acquisition of ASI in other current liabilities. See further discussion at Note 17 - Business Acquisitions. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the twelve months ended December 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2019	$2,705
Acquisitions and settlements
Acquisitions (Note 17)	—
Settlements	(2,000)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	395
Ending balance at December 31, 2020	$1,100

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	395

* Included in other current liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (ASI acquisition)	$1,100	Discounted cash flow	Annualized EBITDA and probability of achievement

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2020 but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 11). The Company believes that the estimated fair value of such instruments at December 31, 2020 and December 31, 2019 approximates their carrying value as reported on the consolidated balance sheets.

NOTE 7 - INVENTORIES

The carrying values of inventories were as follows (in thousands):

	December 31, 2020	December 31, 2019
Finished goods	$114,029	$122,510
Work in process	8,519	19,721
Obsolescence reserve	(25,477)	(12,867)
Inventories	$97,071	$129,364

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

Costs and estimated profits on uncompleted contracts and related amounts billed for 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Costs incurred on uncompleted contracts	$36,969	$51,017
Estimated profits, thereon	6,711	10,771
Total	$43,680	$61,788
Less: billings to date	29,315	41,223
Net	$14,365	$20,565

Such amounts were included in the accompanying Consolidated Balance Sheets for 2020 and 2019 under the following captions (in thousands):

	December 31,
	2020	2019
Costs and estimated profits in excess of billings	$18,459	$32,455
Billings in excess of costs and estimated profits	(4,061)	(11,871)
Translation Adjustment	(33)	(19)
Net	$14,365	$20,565

During the twelve months ended December 31, 2020, $11.9 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 9 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment were as follows (in thousands):

	December 31, 2020	December 31, 2019
Land	$2,558	$1,960
Buildings and leasehold improvements	22,952	15,445
Furniture, fixtures and equipment	110,159	119,865
Less – Accumulated depreciation	(78,770)	(73,567)
Total Property and Equipment	$56,899	$63,703

Depreciation expense was $10.4 million, $10.1 million, and $9.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Capital expenditures by segment are included in Note 21 - Segment and Geographical Reporting.

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2020 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2019	$194,052	$52,582	$246,634
Translation adjustment	—	(4)	(4)
Acquisitions	90,722	39,797	130,519
Impairment	(36,435)	—	(36,435)
Amortization	—	(12,287)	(12,287)
Balances as of December 31, 2020	$248,339	$80,088	$328,427

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2019 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2018	$194,052	$67,207	$261,259
Translation adjustment	—	449	449
Amortization	—	(15,074)	(15,074)
Balances as of December 31, 2019	$194,052	$52,582	$246,634

The following table presents the goodwill balance by reportable segment as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Service Centers	$231,200	$160,934
Innovative Pumping Solutions	—	15,980
Supply Chain Services	17,139	17,138
Total	$248,339	$194,052

The following table presents a summary of other intangible assets ( in thousands):

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$193,747	$(116,028)	$77,719	$156,282	$(103,796)	$52,486
Non-compete agreements	2,617	(248)	2,369	285	(189)	96
Total	$196,364	$(116,276)	$80,088	$156,567	$(103,985)	$52,582

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

Customer relationships are amortized over their estimated useful lives. Amortization expense is recognized according to estimated economic benefits and was $12.3 million, $15.1 million, and $16.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2021	$15,564
2022	14,223
2023	12,504
2024	10,426
2025	9,023
Thereafter	18,348
Total	$80,088

The weighted average remaining estimated life for customer relationships and non-compete agreements are 7.3 years and 4.9 years, respectively.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
ABL Revolver	$—	—	$—	—
Term Loan B	330,000	325,875	244,375	244,375
Total Debt	330,000	325,875	244,375	244,375
Less: Current maturities	(3,300)	(3,259)	(2,500)	(2,500)
Total Long-term Debt	$326,700	$322,616	$241,875	$241,875
(1) Carrying value amount do not include unamortized debt issuance costs of $9.6 million and $6.5 million for year ended December 31, 2020 and December 31, 2019 respectively.

Asset-Based Loan Facility:

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver") a $50 million increase from the $85.0 million available under the original revolver. During the twelve months ended December 31, 2020, the amount available to be borrowed under our credit facility increased to $131.9 million compared to $81.6 million at December 31, 2019 primarily as a result of the above mentioned Increase Agreement offset by outstanding letters of credit.

As of December 31, 2020, there were no amounts of ABL Loans outstanding under the ABL Revolver.

The Company's consolidated Fixed Charge Coverage Ratio was 3.45 to 1.00 as of December 31, 2020. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of December 31, 2020.

The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The unused line fee was 0.375% at December 31, 2020.

The interest rate for the ABL facility was 1.9% at December 31, 2020.

Term Loan B:

On December 23, 2020, DXP entered into a new seven year, $330 million Senior Secured Term Loan B (the “Term Loan B Agreement”), which replaced DXP’s previously existing Senior Secured Term Loan.

The Term Loan B Agreement provides for a new $330 million term loan (the “Term Loan”) that amortizes in equal quarterly installments of 0.25% with the balance payable in December 2027, when the facility matures. Subject to securing additional lender commitments, the Term Loan B Agreement allows for incremental increases in facility size up to an aggregate of $52.5 million, plus an additional amount such that DXP’s Secured Leverage Ratio (as defined in the Term Loan B Agreement) would not exceed 3.75 to 1.00. Interest accrues on the Term Loan at a rate equal to the base rate plus a margin of 3.75% for the Base Rate Loans (as defined in the Term Loan B Agreement), or LIBOR plus a margin of 4.75% for the Eurodollar Rate Loans (as defined in the Term Loan B Agreement). We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, if our total leverage ratio is no more than 3.00 to 1.00 and greater than 2.50 to 1:00, reducing to 25%, if our total leverage ratio is no more than 2.50 to 1.00.

The interest rate for the Term Loan was 5.75% as of December 31, 2020.

Financial Covenants:

DXP’s principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2020, the Company's consolidated Fixed Charge Coverage Ratio was 3.45 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $150 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2020, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2020	5.75:1:00
March 31, 2021	5.75:1:00
June 30, 2021	5.75:1:00
September 30, 2021	5.50:1:00
December 31, 2021	5.50:1:00
March 31, 2022	5.25:1:00
June 30, 2022	5.25:1:00
September 30, 2022	5.25:1:00
December 31, 2022	5.00:1:00
March 31, 2023	5.00:1:00
June 30, 2023 and each Fiscal Quarter thereafter	4.75:1:00

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
As of December 31, 2020, the Company’s consolidated Secured Leverage Ratio was 3.24 to 1.00. In connection with the extinguishment of the previously existing term loan agreement we recorded a $2.3 million write-off of debt issuance costs, which was included in interest expense during 2020.

Interest on Borrowings

The interest rates on our borrowings outstanding at December 31, 2020 and 2019, including the amortization of debt issuance costs, were as follows:

	December 31,
	2020	2019
ABL Revolver	1.9%	3.5%
Term Loan B	5.75%	6.5%
Weighted average interest rate	5.75%	6.5%

The Company was in compliance with all financial covenants as of December 31, 2020.

Extinguishment and modification of Previously Existing Credit Agreement

As set forth above, on December 23, 2020, the Company terminated its previously existing credit agreement and replaced it with a new Term Loan and Security Agreement. The terminated agreement was under the previous Term Loan and Security Agreement dated as of August 29, 2017, by and among the Company, as borrower, and Goldman Sachs Bank USA, as issuing lender and administrative agent for other lenders (the “Original Credit Agreement”). This Original Credit Agreement was subsequently amended on June 25, 2018 (the “Original Term Loan Agreement”).

The refinancing of the term loan involved multiple lenders who were considered members of a loan syndicate. In determining whether the refinancing was to be accounted for as a debt extinguishment or modification, we considered whether the lenders remained the same or changed and whether the change in debt terms was substantial. The debt terms would be considered substantially different if the present value of the cash inflows and outflows of the new term loans, including all principal increases and lender fees on the refinancing date, was at least 10% different from the present value of the remaining cash inflows and outflows of the original term loans, or the 10% Test. We performed a separate 10% Test for each individual lender participating in the loan syndication. For existing lenders who participated in the new term loans as part of the new loan syndicate, the refinancing was accounted for as a modification as the change in debt terms was determined to not be substantial using the 10% Test.

Deferred financing costs of $3.0 million and an original issue discount of $4.1 million were associated with modified and new debt and will be amortized to interest expense using the interest method over the life of the term loans. In connection with the original lenders considered an extinguishment of the previously existing Term Loan and Security Agreement we recorded a $5.4 million write-off of debt issuance costs and third-party fees, which was included in interest expense during 2020.

As of December 31, 2020, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Year	$ Amount
2021	$3,300
2022	3,300
2023	3,300
2024	3,300
2025	3,300
Thereafter	313,500
Total	$330,000

NOTE 12 - INCOME TAXES

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$(32,440)	$41,184	$46,270
Foreign	(15,075)	5,485	2,436
Total income before taxes	$(47,515)	$46,669	$48,706

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current -
Federal	$(6,179)	$4,940	$7,295
State	(154)	1,862	2,257
Foreign	2,663	2,982	2,629
Total current	$(3,670)	$9,784	$12,181
Deferred -
Federal	(10,568)	2,618	2,389
State	(3,125)	(224)	123
Foreign	(1,078)	(1,284)	(1,508)
Total deferred	$(14,771)	$1,110	$1,004
Total current and deferred taxes	$(18,441)	$10,894	$13,185

The difference between income taxes computed at the statutory income tax rate and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income taxes computed at federal statutory rate	$(9,978)	$9,801	$10,228
State income taxes, net of federal benefit	(2,591)	1,294	1,880
Foreign taxes	(492)	311	150
Nondeductible expenses	5,617	1,108	954
Enacted rate changes	670	—	—
Research and development tax credit	(16,878)	(2,324)	(480)
Foreign tax credit	—	(57)	(346)
Valuation allowance	16	(5)	—
Tax reform deferred tax remeasurement	—	—	81
Deferred tax liability true up	(551)	1,065	—
Uncertain tax positions	5,057	665	172
Other	689	(964)	546
Total income tax expense (benefit)	$(18,441)	$10,894	$13,185

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$1,784	$1,657
Inventory	7,073	3,254
Research and development credit carryforward	8,407	1,361
Foreign tax credit carryforward	64	64
Net operating loss carryforward	802	812
Capital loss carryforward	12,813	12,363
Deferred compensation	540	—
Accruals	5,690	4,077
Investment in partnerships	319	500
Other	312	—
Total deferred tax assets	$37,804	$24,088
Less valuation allowance	(12,813)	(12,363)
Total deferred tax asset, net of valuation deferred tax liabilities :	$24,991	$11,725
Goodwill	(8,570)	(8,459)
Intangibles	(8,512)	(2,051)
Property and equipment	(7,569)	(8,319)
ROU asset and liability	(323)	—
Unremitted foreign earnings	(421)	(421)
Deferred compensation	—	(317)
Method changes	(754)	(1,961)
Other	(619)	(69)
Net deferred tax liability	$(1,777)	$(9,872)

The Company records a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. At December 31, 2020, the valuation allowance primarily relates to federal and foreign capital loss carryforwards.

The following summarizes changes in the balance of valuation allowances on deferred tax assets (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at January 1	$(12,363)	$(12,564)	$(12,220)
Changes due to federal and foreign capital loss carryforwards	(450)	201	(344)
Balance at December 31	$(12,813)	$(12,363)	$(12,564)

Tax carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2020, were as follows (in thousands):

	Domestic	Foreign	Expiration
Net operating loss - foreign	$—	$414	2034 - 2040
Net operating loss - federal	388	—	2036 - 2040
Capital loss carryforward - foreign	—	4	Indefinite
Capital loss carryforward - federal	12,809	—	2021
Foreign tax credits	64	—	2023, 2025
Federal research and development tax credits	4,467	—	2026 - 2030
Texas research and development tax credits	3,700	—	2037 - 2040
Louisiana research and development tax credits	239	—	2024 - 2025

Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions were as follows (in thousands):

	Assets (Liabilities)
	2020	2019	2018
Balance at January 1	$—	$—	$—
Increases related to prior year tax positions	(5,057)	—	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance at December 31	$(5,057)	$—	$—

As of December 31, 2020, the Company had recorded a total tax benefit of $16.9 million related to federal and state research and development tax credits. This benefit is partially offset by $5.1 million uncertain tax position due to the uncertainty related to the realizability of the federal research and development tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the consolidated financial statements consistent with Company's policy. For the year ended December 31, 2020, the Company did not record any tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the United States for the tax years ended after 2012 and outside the United States for the tax years ended after 2012.

NOTE 13 - SHARE-BASED COMPENSATION

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

Under the 2016 Omnibus Plan approved by our shareholders, directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock awards granted to employees that are outstanding as of December 31, 2020 vest in accordance with one of the following vesting schedules: 100% one year after the grant date; 50% each year for two years after the grant; 33.3% each year for three years after the grant date; 20% each year for five years after the grant date; or 10% each year for ten years after the date of grant. The shares of restricted stock awards granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued. At December 31, 2020, 612,692 shares were available for future grant.

Changes in restricted stock awards for the twelve months ended December 31, 2020 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2019	144,250	$32.71
Granted	100,299	$30.91
Forfeited	(16,794)	$28.61
Vested	(60,779)	$31.33
Non-vested at December 31, 2020	166,976	$32.53

Changes in restricted stock awards for the twelve months ended December 31, 2019 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2018	169,293	$31.05
Granted	46,885	$35.60
Forfeited	(5,720)	$32.35
Vested	(66,208)	$27.75
Non-vested at December 31, 2019	144,250	$32.71

Changes in restricted stock awards for the twelve months ended December 31, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2017	77,901	$30.36
Granted	131,413	$31.92
Forfeited	(2,400)	$46.68
Vested	(37,621)	$31.68
Non-vested at December 31, 2018	169,293	$31.05

Compensation expense, associated with restricted stock awards, recognized in the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $3.5 million, $2.0 million, and $2.1 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were approximately $0.9 million, $0.5 million and $0.5 million, respectively. Unrecognized compensation expense under the DXP Enterprises, Inc. 2016 Omnibus Plan at December 31, 2020, December 31, 2019 and December 31, 2018 was $2.2 million, $3.0 million and $3.6 million, respectively. As of December 31, 2020, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 1.5 years.

NOTE 14 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2020	2019	2018
Basic:
Weighted average shares outstanding	17,748	17,592	17,553

Net income (loss) attributable to DXP Enterprises, Inc.	$(28,726)	$36,035	$35,632
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$(28,816)	$35,945	$35,542
Per share amount	$(1.62)	$2.04	$2.02

Diluted:
Weighted average shares outstanding	17,748	17,592	17,553
Assumed conversion of convertible preferred stock	—	840	840
Total dilutive shares	17,748	18,432	18,393
Net income (loss) attributable to common shareholders	$(28,816)	$35,945	$35,542
Convertible preferred stock dividend	—	90	90
Net income (loss) attributable to DXP Enterprises, Inc.	$(28,816)	$36,035	$35,632
Per share amount	$(1.62)	$1.96	$1.94

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested.The preferred stock is convertible into 840,000 shares of common stock. For the twelve months ended December 31, 2020, we excluded from the diluted EPS calculation 840,000 convertible preferred shares, respectively, since the effect would have been antidilutive.

NOTE 15 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,122 shares and 15,000 shares outstanding as of December 31, 2020, 2019 and 2018, respectively. The preferred stock did not have any activity during 2020, 2019 and 2018.

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

The activity related to outstanding common stock and common stock held in treasury was as follows:

	December 31,
	2020	2019	2018
Common Stock:	Quantity (in thousands)
Balance, beginning of period	17,460	17,401	17,316
Issuance of shares for compensation net of withholding	54	59	85
Issuance of common stock related to equity distribution agreements	46	—	—
Issuance of common stock related to purchase of businesses	1,481	—	—
Balance, end of period	19,041	17,460	17,401

There were not any treasury shares outstanding for the years ended 2020, 2019 and 2018.

NOTE 16 - SALES OF COMMON STOCK

On May 11, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Distribution Agent”) pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering amount of up to $37,500,000 from time to time through the Distribution Agent. Sales, if any, of the Company’s common stock pursuant to the Equity Distribution Agreement will be made in “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2020, the Company issued and sold 46,000 shares of common stock under the Equity Distribution Agreement, with net proceeds totaling approximately $1.1 million, after deducting the Distribution Agent’s commission of approximately $26 thousand.

NOTE 17 - BUSINESS ACQUISITIONS

On December 31, 2020, the Company completed the acquisition of Total Equipment Company, Inc. (“TEC”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including steel, chemicals, water / wastewater, oil & gas and general industrial markets. The Company paid approximately $64.7 million in cash and stock.

On December 31, 2020, the Company completed the acquisition of APO Pumps & Compressors (“APO”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water / wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $38.3 million in cash and stock.

On December 31, 2020, the Company completed the acquisition of Pumping Solutions, Inc. (“Pumping Solutions”), a distributor of industrial and commercial pumps and process equipment focused on serving multiple end markets including the water / wastewater, chemical, food & beverage, and general industrial markets. The Company paid approximately $21.0 million in cash and stock.

On December 31, 2020, the Company completed the acquisition of Corporate Equipment Company (“CEC”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water / wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $4.5 million in cash and stock.

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

The following table summarizes the total consideration for 2020 transferred to acquire these companies and in aggregate the amount of identified assets acquired and liabilities assumed at the acquisition dates. The Company is in the process of finalizing third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax liabilities are subject to change. In addition, the company continues to finalize inventory, ROU Assets and Liabilities as well as other assets acquired.

As described above, the acquisitions of Pumping Systems Inc and Turbo Machinery Repair closed in January and February 2020, respectively. Since their acquisition, they have contributed approximately $19.6 million in revenue and $0.8 million in net income for the year ended December 31, 2020.

None of these acquisitions were individually material. Two of these acquisitions, PSI and Turbo, contributed revenue and net income (loss) which comprised approximately 1.9% and (2.9)%, respectively, of the Company’s consolidated results for the year ended December 31, 2020.

Purchase Price Consideration (in thousands)	Total Consideration
Cash payments	$115,247
Fair value of stock issued (1,480,909 shares)	29,367
Total consideration transferred	$144,614

Cash	$1
Accounts Receivable	20,204
Inventory	8,567
Other Current Assets	190
Property and equipment	1,811
Non-compete agreements	2,332
Customer relationships	37,465
Goodwill	90,722
Other assets	696
Assets acquired	$161,988
Current liabilities assumed	(10,674)
Deferred tax liability	(6,700)
Net assets acquired	$144,614

The following represents the pro forma unaudited revenue and earnings as if each of the six 2020 acquisitions had been included in the consolidated results of the Company for the full years ending December 31, 2020 and 2019, respectively:

	Years Ended December 31,
	2020	2019
	(in thousands/unaudited)
Revenue	$1,129,610	$1,423,805
Net income (loss)	$(15,148)	$41,219

Individual pro forma results for each acquisition are not disclosed, as individually these acquisitions would not have a material impact on the Company's financial statements.

The fair value of the 1,480,909 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date, adjusted for holding restrictions following consummation.

Of the $39.8 million of acquired intangible assets, $2.3 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, coincident with the term of these arrangements. In addition, $37.5 million was provisionally assigned to customer relationships, and will be amortized over a period of 8 years. As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets.

The $90.7 million of goodwill was assigned to the Service Centers segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the acquirees. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2020, the Company recognized additional goodwill of $463 thousand resulting from the acquisition of PSI and no additional goodwill for the acquisition Turbo which both closed in the First Quarter of 2020.

The fair value of accounts receivables acquired is $20.2 million, with the gross contractual amounts of $21.1 million. The Company expects $0.9 million to be uncollectible.

The Company recognized $172 thousand of acquisition related costs that were expensed in the current period. These costs are included in the consolidated income statement in Selling, General and Administrative costs. The Company also incurred and recognized an immaterial amount in costs associated with issuing the shares as additional consideration in the acquisitions. Those costs were deducted from the recognized proceeds of issuance within stockholders’ equity.

Previous acquisition

On January 1, 2018, the Company completed the acquisition of Application Specialties, Inc. ("ASI"), a distributor of cutting tools, abrasives, coolants and machine shop supplies. The Company paid approximately $11.7 million in cash and stock. The purchase price also included approximately $4.6 million in contingent consideration. The purchase was financed with $10.8 million of cash on hand as well as issuing $0.9 million of the Company's common stock. ASI provides the Company's metal working division with new geographic territory and enhances DXP's end market mix.

As part of our purchase agreement, we were obligated to pay up to an additional $4.6 million of contingent consideration over three years based on the achievement of certain earnings benchmarks established for calendar years 2018, 2019 and 2020. The purchase price included the estimated fair value of the contingent consideration recorded at the present value of approximately $4.0 million. The estimated fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 6 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

As of December 31, 2020, $1.1 million of the actual cash due toward the contingent consideration earned is recorded in current liabilities. The estimated fair value of the contingent consideration is recorded at the present value of $1.1 million at December 31, 2020. Changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. Changes in the fair value of the contingent consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent consideration are discussed in Note 6 - Fair Value of Financial Assets and Liabilities to our consolidated financial statements.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December, 2020, for non-cancelable leases are as follows (in thousands):

2021	$19,183
2022	15,990
2023	10,571
2024	6,084
2025	3,924
Thereafter	7,271
Total	$63,023

Rental expense for operating leases was $23.4 million, $25.0 million and $18.5 million for the years ended December, 2020, 2019 and 2018, respectively.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 19 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) plan which is eligible to substantially all employees in the United States. For the year ended December 31, 2020, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $0.7 million, $1.7 million, and $1.8 million to the 401(k) plan in the years ended December 31, 2020, 2019, and 2018, respectively. In March 2020 the Company suspended indefinitely the employee match program. The Company contributed $0.7 million in the first quarter of 2020 to the 401(k) plan. No other contributions were made during the remainder of 2020.

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $(1.9) million, $(0.7) million, and $0.2 million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 21 – SEGMENT AND GEOGRAPHICAL REPORTING

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

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2020
Product sales (recognized at a point in time)	$595,314	$—	$138,653	$733,967
Inventory management services (recognized over contract life)	—	—	16,005	16,005
Staffing services (day-rate basis)	67,303	—	—	67,303
Customized pump production (recognized over time)	—	$187,991	—	187,991
Total Revenue	$662,617	$187,991	$154,658	$1,005,266
Operating income for reportable segments, excluding adjustments	70,385	18,715	13,218	102,318
Identifiable assets at year end	550,505	130,505	56,721	737,731
Capital expenditures	1,254	4,457	—	5,711
Proceeds from sale of fixed assets	—	—	—	—
Depreciation	3,299	4,441	387	8,127
Amortization	6,989	5,298	—	12,287
Interest expense	$11,506	$7,360	$1,705	$20,571

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2019
Product sales (recognized at a point in time)	$703,742	$—	$184,767	$888,509
Inventory management services (recognized over contract life)	—	—	16,511	16,511
Staffing services (day-rate basis)	58,514	—	—	58,514
Customized pump production (recognized over time)	—	303,655	—	303,655
Total Revenue	$762,256	$303,655	$201,278	$1,267,189
Operating income for reportable segments, excluding adjustments	86,778	28,895	14,445	130,118
Identifiable assets at year end	462,663	212,015	56,714	731,392
Capital expenditures	2,333	9,347	922	12,602
Proceeds from sale of fixed assets	35	—	—	35
Depreciation	3,517	4,602	285	8,404
Amortization	8,230	5,855	989	15,074
Interest expense	$10,786	$6,747	$1,965	$19,498

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2018
Product sales (recognized at a point in time)	$685,309	$—	$160,770	$846,079
Inventory management services (recognized over contract life)	—	—	13,686	13,686
Staffing services (day-rate basis)	64,735	—	—	64,735
Customized pump production (recognized over time)	—	291,697	—	291,697
Total Revenue	$750,044	$291,697	$174,456	$1,216,197
Operating income for reportable segments, excluding adjustments	80,718	33,943	16,204	130,865
Identifiable assets at year end	402,944	188,765	53,517	645,226
Capital expenditures	1,655	6,800	296	8,751
Depreciation	3,974	4,064	49	8,087
Amortization	9,272	6,237	1,077	16,586
Interest expense	11,178	7,351	2,408	20,937

	Years Ended December 31,
	2020	2019	2018
Operating income for reportable segments, excluding adjustments	$102,318	$130,118	$130,865
Adjustments for:
Amortization of intangibles	12,287	15,074	16,586
Impairment and other charges	59,883	—	—
Corporate and other expense, net	57,018	48,922	45,828
Total operating income	$(26,870)	$66,122	$68,451
Interest expense	20,571	19,498	20,937
Other expenses (income), net	74	(45)	(1,192)
Income before income taxes	$(47,515)	$46,669	$48,706

The Company had capital expenditures at Corporate of $1.0 million, $9.5 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company had identifiable assets at Corporate of $114.1 million, $56.8 million, and $54.7 million as of December 31, 2020, 2019, and 2018, respectively. Corporate depreciation was $2.3 million, $1.7 million, and $1.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Revenues
United States	$931	$1,165	$1,110
Canada	74	102	106
Other(1)	—	—	—
Total	$1,005	$1,267	$1,216
(1) Other includes Mexico and Dubai.

	As of December 31,
	2020	2019
Property and Equipment, net
United States	$52	$56
Canada	5	8
Other(1)	—	—
Total	$57	$64
(1) Other includes Dubai.

NOTE 22 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2020, 2019 and 2018 is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Sales	$301.0	$251.4	$220.2	$232.7
Gross profit	84.0	70.0	61.3	64.3
Net income	5.7	2.1	(34.7)	(2.0)
Net income attributable to DXP Enterprises, Inc.	5.7	2.1	(34.7)	(1.9)
Earnings per share - basic	0.31	0.12	(1.95)	(0.11)
Earnings per share - diluted	$0.31	$0.12	$(1.95)	$(0.11)
2019
Sales	$311.2	$333.3	$327.2	$295.5
Gross profit	84.2	92.0	92.7	78.3
Net income	7.3	13.4	13.2	2.1
Net income attributable to DXP Enterprises, Inc.	7.3	13.4	13.1	2.2
Earnings per share - basic	0.41	0.76	0.74	0.12
Earnings per share - diluted	$0.40	$0.73	$0.71	$0.12
2018
Sales	$285.9	$311.2	$308.0	$311.0
Gross profit	76.4	85.1	84.1	86.6
Net income	4.5	11.6	8.4	11.1
Net income attributable to DXP Enterprises, Inc.	4.6	11.6	8.4	11.1
Earnings per share - basic	0.26	0.66	0.48	0.63
Earnings per share - diluted	$0.25	$0.63	$0.46	$0.60

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

NOTE 23 – RELATED PARTIES DISCLOSURES

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

For the year ended December 31, 2020, the Company paid approximately $ 3.1 million in lease expenses to entities controlled by the Company’s Chief Executive Officer, David Little.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures
DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2020, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15e and 15d-15e. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 at a reasonable assurance level.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the COSO framework, our management has concluded that the Company’s internal control over financial reporting were effective as of December 31, 2020.
Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ David R. Little	/s/ Kent Yee
David R. Little	Kent Yee
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

3.2
Bylaws of DXP Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018 (File No. 000-21513)., as amended on July 27, 2011.

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

*4.6
Description of Registered Securities of DXP Enterprises, Inc. Securities of DXP Enterprises, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 000-21513; 20713272) filed with the Commission on March 13, 2020).

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

10.9+
Increase Agreement, dated as of March 17, 2020, by and among the Company, certain of the Company’s US subsidiaries, as borrowers, certain of the Company’s Canadian subsidiaries, as borrowers, the incremental lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 20728581), filed with the Commission on March 19, 2020).

10.10+
Equity Distribution Agreement, dated May 11, 2020, by and between the Company and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 20866780) filed with the Commission on May 12, 2020).

10.11+
Term Loan and Security Agreement, dated as of December 23, 2020, by and among the Company, as borrower, and the other persons party thereto from time to time, as guarantors, Goldman Sachs Bank USA, as administrative agent, and certain financial institutions, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 201423473) filed with the Commission on December 30, 2020).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.2
Certification of Principal Financial Officer Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended. to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*101
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: March 18, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	March 18, 2021
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President/Finance and	March 18, 2021
Kent Yee	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/Gene Padgett	Senior Vice President/Finance,	March 18, 2021
Gene Padgett	Chief Accounting Officer
(Principal Accounting Officer)

/s/Timothy P. Halter	Director	March 18, 2021
Timothy P. Halter

/s/David Patton	Director	March 18, 2021
David Patton

/s/Joseph Mannes	Director	March 18, 2021
Joseph Mannes