Form 10-Q
period 2021-03-31
DXP ENTERPRISES INC
filed 2021-05-10
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2021
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock outstanding as of April 30, 2021: 19,206,923 par value $0.01 per share.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2021	2020
Sales	$245,616	$300,983
Cost of sales	174,007	216,998
Gross profit	71,609	83,985
Selling, general and administrative expenses	65,397	73,070
Income from operations	6,212	10,915
Other income	(430)	(834)
Interest expense	5,243	4,377
Income before income taxes	1,399	7,372
Provision for income taxes	1,271	1,724
Net income	128	5,648
Net loss attributable to noncontrolling interest	(212)	(62)
Net income attributable to DXP Enterprises, Inc.	340	5,710
Preferred stock dividend	23	23
Net income attributable to common shareholders	$317	$5,687

Net income	$128	$5,648
Currency translation adjustments	5,106	(1,163)
Comprehensive income	$5,234	$4,485

Earnings per share (Note 9) :
Basic	$0.02	$0.32
Diluted	$0.02	$0.31
Weighted average common shares outstanding :
Basic	19,186	17,713
Diluted	20,026	18,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$127,361	$117,353
Restricted cash	91	91
Accounts Receivable, net of allowance of $8,441 and $8,929	168,003	163,429
Inventories	103,407	97,071
Costs and estimated profits in excess of billings	14,415	18,459
Prepaid expenses and other current assets	7,534	4,548
Federal income taxes receivable	5,773	5,632
Total current assets	426,584	406,583
Property and equipment, net	54,110	56,899
Goodwill	248,499	248,339
Other intangible assets, net	76,008	80,088
Operating lease ROU assets	59,949	55,188
Other long-term assets	4,332	4,764
Total assets	$869,482	$851,861
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,300	$3,300
Trade accounts payable	81,595	75,744
Accrued wages and benefits	19,179	20,621
Customer advances	3,967	3,688
Billings in excess of costs and estimated profits	5,950	4,061
Short-term operating lease liabilities	17,590	15,891
Other current liabilities	21,775	20,834
Total current liabilities	153,356	144,139
Long-term debt, net of unamortized debt issuance costs	316,741	317,139
Long-term operating lease liabilities	41,267	38,010
Other long-term liabilities	2,930	2,930
Deferred income taxes	2,248	1,777
Total long-term liabilities	363,186	359,856
Total liabilities	516,542	503,995
Commitments and contingencies (Note 10)
Shareholders' Equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 19,200,923 and 19,208,067 outstanding	189	189
Additional paid-in capital	191,931	192,068
Retained earnings	176,954	176,637
Accumulated other comprehensive loss	(16,736)	(21,842)
Total DXP Enterprises, Inc. Equity	352,354	347,068
Noncontrolling interest	586	798
Total Equity	352,940	347,866
Total liabilities and Equity	$869,482	$851,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$340	$5,710
Less: net loss attributable to non-controlling interest	(212)	(62)
Net income	128	5,648
Reconciliation of net income to net cash provided (used in) by operating activities:
Depreciation	2,480	2,828
Amortization of intangible assets	4,146	3,197
Gain on sale of property and equipment	(246)	—
Provision for credit losses	(682)	28
Fair value adjustment on contingent consideration	—	13
Amortization of debt issuance costs	427	468
Stock compensation expense	380	904
Deferred income taxes	459	928
Changes in operating assets and liabilities:
Trade accounts receivable	(2,245)	(5,183)
Costs and estimated profits in excess of billings	4,052	(3,381)
Inventories	(6,310)	(2,215)
Prepaid expenses and other assets	(7,293)	(1,933)
Trade accounts payable and accrued expenses	10,115	6,048
Billings in excess of costs and estimated profits	1,884	(7,327)
Other long-term liabilities	3,257	(1,635)
Net cash provided by (used in) operating activities	$10,552	$(1,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(680)	(3,235)
Proceeds from the sale of property and equipment	1,297	—
Acquisition of business, net of cash acquired	—	(14,153)
Net cash provided by (used in) investing activities	$617	$(17,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(825)	(625)
Dividends paid	(23)	(23)
Payment for employee taxes withheld from stock awards	(517)	(94)
Net cash used in financing activities	$(1,365)	$(742)
Effect of foreign currency on cash	204	(1,730)
Net change in cash and restricted cash	10,008	(21,472)
Cash and restricted cash at beginning of period	117,444	54,326
Cash and restricted cash at end of period	$127,452	$32,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2019	$1	$15	$174	$157,886	$205,680	$1,146	$(19,954)	$344,948
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	904	—	—	—	904
Tax related items for share based awards	—	—	—	(94)	—	—	—	(94)
Issuance of shares of common stock	—	—	1	1,999	—	—	—	2,000
Currency translation adjustment	—	—	—	—	—	—	(1,163)	(1,163)
Net income	—	—	—	—	5,710	(62)	—	5,648
Balance at March 31, 2020	$1	$15	$175	$160,695	$211,367	$1,084	$(21,117)	$352,220

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2020	$1	$15	$189	$192,068	$176,637	$798	$(21,842)	$347,866
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	380	—	—	—	380
Tax related items for share based awards	—	—	—	(517)	—	—	—	(517)
Currency translation adjustment	—	—	—	—	—	—	5,106	5,106
Net income	—	—	—	—	340	(212)	—	128
Balance at March 31, 2021	$1	$15	$189	$191,931	$176,954	$586	$(16,736)	$352,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products and service to a variety of end markets and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). See Note 11 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2021 and March 31, 2020, condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, condensed consolidated statements of cash flows for the three months ended March 31, 2021 and March 31, 2020, and condensed consolidated statement of equity for the three months ended March 31, 2021 and March 31, 2020. All such adjustments represent normal recurring items.

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

NOTE 4 - LEASES

The Company frequently utilizes operating leases for buildings, vehicles, machinery and equipment. For more information on lease accounting, see Note 4 - Lease to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
Lease	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,058	$4,672
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	10,126	4,326

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	March 31, 2021	March 31, 2020
Assets
Operating	Operating lease right-of-use assets	$59,949	$65,268

Liabilities
Current operating	Short-term operating lease liabilities	17,590	15,926
Non-current operating	Long-term operating lease liabilities	41,267	47,480
Total operating lease liabilities		$58,857	$63,406

During the three months ended March 31, 2021, the Company paid $0.5 million in current and future lease obligations to entities invested in by the Company’s Chief Executive Officer.

NOTE 5 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$103,560	$105,527
Work in process	24,699	17,021
Obsolescence reserve	(24,852)	(25,477)
Inventories	$103,407	$97,071

NOTE 6 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$29,426	$36,969
Estimated profits, thereon	5,259	6,711
Total	34,685	43,680
Less: billings to date	26,217	29,315
Net	$8,468	$14,365

Such amounts were included in the accompanying condensed Consolidated Balance Sheets for March 31, 2021 and December 31, 2020 under the following captions (in thousands):

	March 31, 2021	December 31, 2020
Costs and estimated profits in excess of billings	$14,415	$18,459
Billings in excess of costs and estimated profits	(5,950)	(4,061)
Translation adjustment	3	(33)
Net	$8,468	$14,365

During the three months ended March 31, 2021, $0.9 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Our effective tax rate from continuing operations was a tax expense of 90.9 percent for the three months ended March 31, 2021 compared to a tax expense of 23.3 percent for the three months ended March 31, 2020. Compared to the U.S. statutory rate for the three months ended March 31, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax was decreased by research and development tax credits and other credits. Compared to the U.S. statutory rate for the three months ended March 31, 2020, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and was partially offset by research and development tax credits, foreign tax credits, and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	329,175	329,175	330,000	325,875
Total long-term debt	329,175	329,175	330,000	325,875
Less: current portion	(3,300)	(3,300)	(3,300)	(3,259)
Long-term debt less current maturities	$325,875	$325,875	$326,700	$322,616

(1) Carrying value amounts do not include unamortized debt issuance costs of $9.1 million and $9.6 million for March 31, 2021 and December 31, 2020, respectively.

Credit Agreements

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver") a $50.0 million increase above the $85.0 million original revolver. The Increase Agreement amends and supplements that certain Loan and Security Agreement, dated as of August 29,

2017. As of March 31, 2021, the Company had no amount outstanding under the ABL Revolver and had $131.2 million of borrowing capacity, net of the impact of outstanding letters of credit.

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

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of March 31, 2021.

NOTE 9 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic:
Weighted average shares outstanding	19,186	17,713
Net income attributable to DXP Enterprises, Inc.	$340	$5,710
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$317	$5,687
Per share amount	$0.02	$0.32

Diluted:
Weighted average shares outstanding	19,186	17,713
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	20,026	18,553
Net income attributable to common shareholders	$317	$5,687
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$340	$5,710
Per share amount	$0.02	$0.31

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP's consolidated financial position, cash flows, or results of operations.

NOTE 11 - SEGMENT REPORTING

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended March 31,
	2021				2020
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$165,371	$—	$31,777	$197,148	$169,795	$—	$44,152	$213,947
Inventory services[2]	—	—	4,196	$4,196	—	—	4,225	$4,225
Staffing services[3]	21,027	—	—	$21,027	12,790	—	—	$12,790
Pump production[4]	—	23,245	—	$23,245	—	70,021	—	$70,021
Total Revenue	$186,398	$23,245	$35,973	$245,616	$182,585	$70,021	$48,377	$300,983
Income (loss) from operations	$22,116	$947	$2,323	$25,386	$16,926	$10,428	$3,755	$31,109

1Product sales that are recognized at a point in time.
2 Inventory management services that are recognized over the contract life.
3Staffing services that are invoiced on a day-rate basis.
4Custom pump production is recognized over time.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating income for reportable segments	$25,386	$31,109
Adjustment for:
Amortization of intangible assets	4,146	3,197
Impairment and other charges	—	—
Corporate expenses	15,028	16,997
Income (loss) from operations	$6,212	$10,915
Interest expense	5,243	4,377
Other (income) expense, net	(430)	(834)
Income (loss) before income taxes	$1,399	$7,372

NOTE 12 - SUBSEQUENT EVENTS

On April 30, 2021, the Company completed the acquisition of Carter & Verplanck, LLC (“CVI”), a distributor of products and services exclusively focused on serving the water and wastewater markets. The acquisition of CVI was funded with cash on hand as well as issuing DXP's common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2021 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic and the impact of low commodity prices of oil and gas; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors, economic risks related to the impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2021. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

CURRENT MARKET CONDITIONS AND OUTLOOK

General

The pandemic continued to have a significant impact on our business in the first quarter of 2021. The marketplace broadly, and the Company specifically, continued to operate with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate continued to normalize in the quarter and re-open. This improved the outlook of the manufacturing and construction customers that support our traditional branch and onsite business. Although the rate of improvement remains gradual and the overall activity level remains below pre-pandemic levels, DXP is seeing a modest improvement from monthly lows experienced in July of 2020.

COVID-19 Pandemic Impact

The COVID-19 pandemic has impacted and is likely to continue impacting our businesses and operations as well as the operations of our customers and suppliers. From a customer perspective, business re-openings, production and related activity throughout the quarter varied based on geography, industry and regional COVID-19 pandemic conditions. The Company's major operational facilities and infrastructure (i.e., distribution centers, branches, and on-site logistic partners) are remaining operational with limited disruptions, while adhering to strict safety and social-distancing protocols. In addition, the Company has prioritized maintaining all facilities safe for customers and employees to work and interact. Many of our employees, depending on local conditions and regulations, have returned to a work-from-office environment, and we expect that trend to continue in the near term.

To date, the Company has been able to absorb the pandemic impact with minimal workforce reductions or furloughs, which positions the Company for accelerated growth post-pandemic. The oil and gas industry continues to be impacted by the COVID-19 pandemic, but there are signs that the world is beginning to re-open and that overall economic and demand recovery is building. Demand for oil has increased globally as oil inventories were down in March 2021 near their five-year averages, and the Organization of Petroleum Exporting Countries and the expanded alliance, collectively known as OPEC+, actions continued to support commodity prices. We see these as positive signs for our businesses tied to capital budgets and oil markets in general.

As of the end of the first quarter of 2021, we have remained undrawn on our $135 million bank revolver; and it remains available for use in the event a need arises. In response to easing restrictions and the continued vaccination efforts, we continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that we have remained nimble and are poised to remain opportunistic during the recovery.

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

	Three Months Ended March 31,
	2021	%	2020	%
Sales	$245,616	100.0%	$300,983	100.0%
Cost of sales	174,007	70.8%	216,998	72.1%
Gross profit	$71,609	29.2%	$83,985	27.9%
Selling, general and administrative expenses	65,397	26.6%	73,070	24.3%
Impairment and other charges	—	—%	—	—%
Income (loss) from operations	$6,212	2.5%	$10,915	3.6%
Other (income) expense, net	(430)	(0.2)%	(834)	(0.3)%
Interest expense	5,243	2.1%	4,377	1.5%
Income (loss) before income taxes	$1,399	0.6%	$7,372	2.4%
Provision for income taxes (benefit)	1,271	0.5%	1,724	0.6%
Net income (loss)	$128	0.1%	$5,648	1.8%
Net income (loss) attributable to noncontrolling interest	(212)	—	(62)	—
Net income attributable to DXP Enterprises, Inc.	$340	0.1%	$5,710	1.8%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings (loss) per share	0.02		$0.32
Diluted earnings (loss) per share	0.02		$0.31

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

SALES. Sales for the three months ended March 31, 2021 decreased $55.4 million, or 18.4%, to approximately $245.6 million from $301.0 million for the prior year's corresponding period. Sales from businesses acquired in December 2020 accounted for $28.4 million of the sales for the three months ended March 31, 2021. This overall sales decrease is the result of a decrease in sales in our IPS and SCS segments of $46.8 million and $12.4 million, partially offset by an increase in sales of $3.8 million in our SC segment. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended March 31,
	2021	2020	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	$186,398	$182,585	$3,813	2.1%
Innovative Pumping Solutions	23,245	70,021	(46,776)	(66.8)%
Supply Chain Services	35,973	48,377	(12,404)	(25.6)%
Total DXP Sales	$245,616	$300,983	$(55,367)	(18.4)%

Service Centers segment. Sales for the Service Centers segment increased by approximately $3.8 million, or 2.1% for the three months ended March 31, 2021 compared to the prior year's corresponding period. Excluding $28.4 million of first quarter 2021 Service Centers segment sales from businesses acquired in December 2020, Service Centers segment sales for the first quarter decreased $24.6 million, or 13.5% from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety supply products and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $46.8 million, or 66.8% for the three months ended March 31, 2021 compared to the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to the negative economic impacts of the COVID-19 pandemic.

Supply Chain Services segment. Sales for the SCS segment decreased by $12.4 million, or 25.6%, for the three months ended March 31, 2021, compared to the prior year's corresponding period. The decline in sales is primarily related to decreased sales to customers in the aerospace and oil and gas industries due to the negative economic impacts of the COVID-19 pandemic.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2021 increased by approximately 125 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired in December 2020, gross profit as a percentage of sales increased by approximately 105 basis points. The increase in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 616 basis point increase in the gross profit percentage in our IPS segment, a 52 basis point increase in the gross profit percentage in our SC segment and a 22 basis point increase in the gross profit percentage in our SCS segment.

Innovative Pumping Solutions segment. As a percentage of sales, the first quarter gross profit percentage for the IPS segment increased approximately 616 basis points from the prior year's corresponding period. The increase in gross profit percentage is due to a mix shift (higher margin international work and domestic water and wastewater projects) as well as the shipment of negative gross profit percentage work completing in 2020. Gross profit dollars decreased $12.1 million primarily as a result of a decrease in utilization as a result of significantly reduced capital expenditure budgets by our customers associated with the negative economic impacts of the COVID-19 pandemic.

Service Centers segment. As a percentage of sales, the first quarter gross profit percentage for the Service Centers increased approximately 71 basis points and increased approximately 52 basis points, adjusting for the businesses acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Gross profit for the Service Centers segment excluding businesses acquired decreased $6.3 million, or 11.9%, during the first quarter of 2021 compared to the prior year’s corresponding period. The decrease in gross profit is primarily the result of the decline in sales due to the items discussed above.

Supply Chain Services segment. Gross profit as a percentage of sales for the SCS segment increased approximately 22 basis points compared to the prior year's corresponding period. Gross profit for the first quarter of 2020 decreased $2.7 million or 24.9% compared to the prior year's corresponding period, primarily the result of the decline in sales due to the items discussed above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended March 31, 2021 decreased by approximately $7.7 million, or 10.5%, to $65.4 million from $73.1 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $4.9 million. Excluding expenses from businesses acquired in December 2020, SG&A for the quarter decreased by $12.6 million, or 17.2%. The overall decrease in SG&A is primarily the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with the COVID-19 pandemic and depressed demand in oil and gas markets.

OPERATING INCOME. Operating income for the first quarter of 2021 decreased by $4.7 million to $6.2 million, from $10.9 million in the prior year's corresponding period. This decrease in operating income is primarily related to the above mentioned decrease in sales.

INTEREST EXPENSE. Interest expense for the first quarter of 2021 increased $0.9 million compared with the prior year's corresponding period primarily due to a higher principal balance for the three months ended March 31, 2021 compared to the prior year's corresponding period as a result of the Company entering into a new term loan in December 2020 partially offset by lower LIBOR rates for the three months ended March 31, 2021.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 90.9 percent for the three months ended March 31, 2021 compared to a tax expense of 23.3 percent for the three months ended March 31, 2020. Compared to the U.S. statutory rate for the three months ended March 31, 2020, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions which required an increase in reserves. The effective tax rate was partially offset by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of March 31, 2021, we had cash and cash equivalents of $127.5 million and credit facility availability of $131.2 million. We have a $135.0 million asset-based loan facility, offset by letters of credit of $3.8 million, that is due to mature in August 2022, under which we had no borrowings outstanding as of March 31, 2021 and a Term Loan B with $329.2 million in borrowings.

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

The following table summarizes our net cash flows generated by or used in operating activities, net cash provided by or used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Cash Provided by (Used in):
Operating Activities	$10,552	$(1,612)
Investing Activities	617	(17,388)
Financing Activities	(1,365)	(742)
Effect of Foreign Currency	204	(1,730)
Net Change in Cash	$10,008	$(21,472)

Operating Activities

The Company generated $10.6 million of cash in operating activities during the three months ended March 31, 2021 compared to $1.6 million use of cash during the prior year's corresponding period. The $12.2 million increase in the amount of cash provided between the two periods was primarily driven by the collections of receivables associated with trade accounts receivables and reductions in long-term project work which resulted in lower costs in-excess of billings.

Investing Activities

For the three months ended March 31, 2021, net cash provided by investing activities was $0.6 million compared to $17.4 million use of cash during the prior year’s corresponding period. This $18.0 million increase was primarily driven by the purchase of PSI and Turbo in the first quarter of 2020. For the three months ended March 31, 2021, purchases of property and equipment decreased to approximately $0.7 million compared to $3.2 million in 2020 primarily due to reduced capital spending as a result of company-wide cost cutting measures in response to the COVID-19 pandemic. The current quarter also benefited from the sale of a corporate asset totaling $1.3 million.

Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities was $1.4 million, compared to net cash used in financing activities of $0.7 million during the prior year’s corresponding period. The activity in the period was primarily attributed to Term Loan B required prepayments of $0.8 million in 2021 compared to $0.6 million in 2020 and tax withholding payments for employee stock awards of $0.5 million in 2021 compared to $0.1 million in 2020.

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"), a $50.0 million increase from the $85.0 million available under the original revolver. During the three months ended March 31, 2021, the amount available to be borrowed under our credit facility decreased to $131.2 million compared to $131.9 million at December 31, 2020.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk,' of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2021.
Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year end December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

A summary of our purchases of DXP Enterprises, Inc. common stock during the first quarter of fiscal year 2021 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

	Jan 1 - Jan 31	17,443	$22.23	—	$—
	Feb 1 - Feb 28	835	$24.61	—	$—
	Mar 1 - Mar 31	3,578	$30.45	—	$—
	Total	21,856	$23.67	—	$—

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

3.3
Amendment to Section 3.4 of the Bylaws of DXP Enterprises, Inc., effective January 1, 2022. Bylaws, as amended on April 23, 201 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-21513 : 21860170 , filed with the Commission on April 27, 2021).

* 10.1	Form of Indemnification Agreement between DXP Enterprises, Inc. and each of its directors.
* 22.1	Subsidiary Guarantors of Guaranteed Securities
* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL.

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

Dated: May 10, 2021