Form 10-K/A
period 2020-12-31
DXP ENTERPRISES INC
filed 2021-10-22
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

DXP Enterprises, Inc. (collectively with its subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A” or this “report”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2021 (the “Original Report”). The Company is filing this Form 10-K/A to correct the untimely clearing of unvouchered purchase order discrepancies arising from our three-way matching process and the recognition of true-up consideration in business combination accounting. The Company is restating its consolidated balance sheets as of December 31, 2020 and 2019 and consolidated statements of operations and comprehensive income, cash flows, and equity for the years ended December 31, 2020, 2019 and 2018. The restatement affected periods prior to 2018. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of January 1, 2018. The restatement is reported in this Annual Report on Form 10-K/A and will be reported in an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

In addition, the Company's consolidated financial statements for the periods covered in the Original Report have also been restated to correct certain immaterial adjustments. These adjustments primarily reflect proper cut-off for direct ship sales to customers and credit card payments, adjustments for inventory obsolescence reserves.

The impacts of the restatement on our Statements of Income and Balance Sheets are detailed in Note 4 to the Notes to the Consolidated Financial Statements. This amendment is also being made to revise unaudited quarterly financial information for the quarters ended in 2020 and 2019. The impact of the restatement on the quarterly financial information is detailed in Note 23 to the Notes to the Consolidated Financial Statements.

The Company is also revising its disclosures in Part II, Item 9A, “Controls and Procedures” to discuss the material weakness in internal controls that resulted in filing this Form 10-K/A and for other items.

For the convenience of the reader, this Form 10-K/A sets forth the Original Report, in its entirety, and the following items have been amended to solely reflect the corrections and adjustments described above:

Part I, Item 1. Business
Part I, Item IA. Risk Factors
Part II, Item 6. Selected Financial Data
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Form 10-K/A.

Except as described above, no other information included in the Original Report is being amended or updated by this Amendment No. 1 on Form 10-K/A and this Amendment No. 1 on Form 10-K/A does not purport to reflect any information or events subsequent to the Original Report. This Amendment No. 1 on Form 10-K/A continues to describe the conditions as of the date of the Original Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Report. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

DESCRIPTION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, economic risks related to the impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. This Report identifies other factors that could cause such differences. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

Founded in 1908, DXP Enterprises, Inc. was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). Sales, operating income, and other financial information for 2020, 2019 and 2018, and identifiable assets at the close of such years for our business segments are presented in Note 22 – Segment and Geographical Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2019 sales as reported by Industrial Distribution magazine, we were the 16th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

The Company has operations in the United States of America, Canada and Dubai. Information regarding financial data by geographic areas is set forth in Note 22 - Segment and Geographical Reporting of the Notes to Consolidated Financial Statements.

Recent Acquisitions

A key component of our growth strategy includes effecting acquisitions of businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 41 acquisitions across our three business segments.

On December 31, 2020, the Company completed the acquisition of Total Equipment Company, Inc. (“TEC”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including steel, chemicals, water / wastewater, oil & gas and general industrial markets. The Company paid approximately $64.7 million in cash and stock, subject to normal transaction adjustments customary for a transaction of this size and nature.

On December 31, 2020, the Company completed the acquisition of APO Pumps & Compressors, LLC (“APO”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water / wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $53.0 million in cash and stock, subject to normal transaction adjustments customary for a transaction of this size and nature.

On December 31, 2020, the Company completed the acquisition of Pumping Solutions, Inc., A California Corporation (“Pumping Solutions”), a distributor of industrial and commercial pumps and process equipment focused on serving multiple end markets including the water / wastewater, chemical, food & beverage, and general industrial markets. The Company paid approximately $21.0 million in cash and stock, subject to normal transaction adjustments customary for a transaction of this size and nature.

On December 31, 2020, the Company completed the acquisition of Corporate Equipment Company, LLC (“CEC”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water /

wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $3.3 million in cash and stock, subject to normal transaction adjustments customary for a transaction of this size and nature.

On February 1, 2020, the Company completed the acquisition of substantially all of the assets of Turbo Machinery Repair, Inc (“Turbo”), a pump and industrial equipment repair, maintenance, machining and labor services company. The Company paid approximately $3.2 million in cash, subject to normal transaction adjustments customary for a transaction of this size and nature.

On January 1, 2020, the Company completed the acquisition of Pumping Systems, Inc. (“PSI”), a distributor of pumps, systems and related services. The Company paid approximately $13.0 million in cash and stock, subject to normal transaction adjustments customary for a transaction of this size and nature.

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

Workplace Culture. The Company operates under a balanced centralized and decentralized entrepreneurial culture that is crucial to the Company's performance and is one of the three unique elements of the Company's business model. DXP believes its colleagues around the world thrive in this culture, as it allows them to experience significant autonomy, a sense of shared ownership with their colleagues, and a work atmosphere deeply rooted in the Company's core values.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. As of December 31, 2020, our combined goodwill and intangible assets amounted to $341.9 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

As discussed in Item 9A, “Management's Report on Internal Controls Over Financial Reporting,” we concluded we have material weaknesses in our internal controls during 2020. If we fail to successfully remediate these weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted.

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

		Years Ended December 31,
	2020	2019	2018	2017	2016
	(Restated)	(Restated)	(Restated)	(2)	(2)
	(in thousands, except per share amounts)
Consolidated Statements of Earnings Data:
Sales	$1,005,266	$1,264,851	$1,218,709	$1,006,782	$962,092
Gross Profit	277,196	349,789	335,843	271,581	264,802
Impairment and other charges	59,883	—	—	—	—
Operating income (loss)	(27,668)	67,412	72,086	33,490	19,332
Net income (loss)	(29,617)	36,765	38,234	16,529	7,151
Net loss attributable to non-controlling interest	(348)	(260)	(111)	(359)	(551)
Net income (loss) attributable to DXP	$(29,269)	$37,025	$38,345	$16,888	$7,702
Earnings per share:
Basic earnings (loss)(1)	$(1.65)	$2.10	$2.18	$0.97	$0.51
Diluted earnings (loss)(1)	$(1.65)	$2.01	$2.08	$0.93	$0.49
(1)See Note 15 - Earnings per Share Data of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.
(2)Prior period adjustments impacting years ended December 31, 2017 and prior were not restated. The cumulative effect of     these adjustments were recorded in opening retained earnings as of January 1, 2018.

		Years Ended December 31
	2020	2019	2018	2017	2016
	(Restated)	(Restated)	(Restated)	(3)	(3)
	(in thousands)
Consolidated Balance Sheet Data:
Cash(1)	$119,419	$54,327	$40,519	$25,579	$1,590
Net Working Capital (2)	146,167	218,197	214,195	180,705	140,430
Total Assets	868,131	789,088	703,741	640,785	602,052
Total Debt less current maturities	326,700	241,875	245,309	248,716	174,323
Total Shareholders’ Equity	$361,136	$354,932	$317,248	$274,827	$252,549
(1) Cash includes cash and cash equivalents plus restricted cash
(2) Net Working Capital equals current assets minus current liabilities excluding cash and short-term debt
(3) Prior period adjustments impacting years ended December 31, 2017 and prior were not restated. The cumulative effect of     these adjustments were recorded in opening retained earnings as of January 1, 2018.

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
** Averages for the years indicated.

During 2019, the growth rate of the general economy improved from 2018 while the rig count decreased, but remained higher than 2016 peaks. Sales for the year ended December 31, 2019 increased $46.1 million, or 3.8%, to approximately $1.3 billion from $1.2 billion for the prior corresponding period. The majority of the 2019 sales increase is the result of increased sales of pumps, bearings, industrial supplies, metal working and safety services to customers engaged in oilfield service, oil and gas exploration and production, mining, manufacturing and petrochemical processing.

During 2020, the growth rate of the general economy declined from 2019 as well as the rig count. Sales for the year ended December 31, 2020 decreased $259.6 million, or 20.5%, to approximately $1.0 billion from $1.3 billion for the prior corresponding period. The majority of the 2020 sales decrease is the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the negative economic impacts of COVID-19.

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

Consolidated Results of Operations

	Years Ended December 31,
	2020	%	2019	%	2018	%
	(Restated)		(Restated)		(Restated)
	( in millions, except percentages and per share amounts)
Sales	$1,005.3	100.0	$1,264.9	100.0	$1,218.7	100.0
Cost of sales	728.1	72.4	915.1	72.3	882.9	72.4
Gross profit	$277.2	27.6	$349.8	27.7	$335.8	27.6
Selling, general & administrative expense	245.0	24.4	282.4	22.3	263.8	21.6
Impairment and other charges	$59.9	6.0	$—	—	$—	—
Operating income (loss)	$(27.7)	(2.8)	$67.4	5.3	$72.0	5.9
Other( income) expense, net	0.1	—	—	—	(1.2)	(0.1)
Interest expense	20.6	2.0	19.5	1.5	20.9	1.7
Income (loss) before income taxes	$(48.4)	(4.8)	$47.9	3.8	$52.3	4.3
Provision for income taxes (benefit)	(18.7)	(1.9)	11.2	0.9	14.1	1.2
Net income (loss)	$(29.7)	(3.0)	$36.7	2.9	$38.2	3.1
Net loss attributable to noncontrolling interest	(0.3)	—	(0.3)	—	(0.1)	—
Net income (loss) attributable to DXP Enterprises, Inc.	$(29.4)	(2.9)	$37.0	2.9	$38.3	3.1
Per share
Basic earnings per share	$(1.65)		$2.10		$2.18
Diluted earnings per share	$(1.65)		$2.01		$2.08

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

SALES. Sales for the year ended December 31, 2020 decreased $259.6 million, or 20.5%, to approximately $1.0 billion from $1.3 billion for the year ended December 31, 2019. Sales from businesses acquired accounted for $19.6 million of the sales for the twelve months ended December 31, 2020. Excluding the 2020 sales of the business acquired, sales for the year decreased by $279.2 million, or 22.1% from the prior year's corresponding period. This sales decrease is the result of a decrease in sales in our SC, IPS and SCS segments of $97.3 million, $115.7 million and $46.6 million, respectively. The fluctuations in sales is further explained in our business segment discussions below.

	Years Ended December 31
	2020	2019	Change	Change%
		(Restated)
Sales by Business Segment	(in thousands, except change%)
Service Centers	$662,617	$759,918	$(97,301)	(12.8)%
Innovative Pumping Solutions	187,991	303,655	(115,664)	(38.1)%
Supply Chain Services	154,658	201,278	(46,620)	(23.2)%
Total DXP Sales	$1,005,266	$1,264,851	$(259,585)	(20.5)%

Service Centers Segment. Sales for the Service Centers segment decreased by $97.3 million, or 12.8% for the year ended December 31, 2020, compared to the year ended December 31, 2019. Excluding $19.6 million of 2020 Service Centers segment sales from businesses acquired, Service Centers segment sales decreased $116.9 million, or 15.4% from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety supply products and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic. We expect that this level of sales to the oil and gas industry will likely continue to decline if U.S. crude oil production remains at levels experienced during the year.

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

GROSS PROFIT. Gross profit as a percentage of sales for the year ended December 31, 2020 decreased by approximately 8 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales decreased by approximately 12 basis points. The decrease in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 78 basis point decrease in the gross profit percentage in our IPS segment and a 96 basis point increase in the gross profit percentage in our SCS segment partially offset by a 45 basis point decrease in the gross profit percentage in our SC segment.

Service Centers Segment. The gross profit percentage for the Service Centers decreased approximately 45 basis points and approximately 46 basis points, adjusting for the businesses acquired, from the prior year's corresponding period. This was primarily the result of decreased sales of metal working, safety services and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers as well as the negative economic impacts of the COVID-19 pandemic.

Innovative Pumping Solutions Segment. The 2020 gross profit percentage for the IPS segment decreased approximately 78 basis points from the prior year's corresponding period. The decrease in gross profit is primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the economic impacts of COVID-19.

Supply Chain Services Segment. Gross profit as a percentage of sales increased approximately 96 basis points for the year ended December 31, 2020, compared to the prior year's corresponding period. This was primarily as a result of costs associated with new customer implementation in 2019 with no comparable activity in 2020.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A for the year ended December 31, 2020 decreased by approximately $37.4 million, or 13.2%, to $245.0 million from $282.4 million for prior year's corresponding period. SG&A expense from businesses acquired accounted for $4.9 million. Excluding expenses from businesses acquired, SG&A for the twelve months ended December 31, 2020 decreased by $42.3 million, or 15.0 percent. The overall decrease in SG&A is the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets.

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

For additional information on our impairment charges, see Note 5 - Impairments and Other Charges of the Notes to Consolidated Financial Statements in this Annual Report.

OPERATING INCOME. Operating income for the year ended December 31, 2020 decreased by $95.1 million, or 141.0%, to a loss of $27.7 million from income of $67.4 million in the prior year's corresponding period. This decrease in operating income is primarily related to the decrease in sales discussed above and the impact of impairment and other charges.

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

INCOME TAXES. Our effective tax rate was a tax benefit of 38.7% for the year ended December 31, 2020 compared to a tax expense of 23.3% for the year ended December 31, 2019. The Company reported a loss before income taxes for the year ended December 31, 2020. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. Compared to the U.S. statutory rate for the year ended December 31, 2020, the effective tax rate was increased by state taxes, foreign taxes, research and development tax credits and other tax credits. This was partially offset by nondeductible expenses and reserve for uncertain tax positions. Compared to the U.S. statutory rate for the year ended December 31, 2019, the effective tax rate was increased by state taxes, foreign taxes, and non-deductible expenses and partially offset by research and development tax credits and other tax credits.

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

A reconciliation of the non-GAAP financial measures, to its most comparable GAAP financial measure is included below.
The following table sets forth the reconciliation of net sales to organic net sales (in millions):

Reconciliation of Net Sales to Organic Net Sales

Fiscal 2020	Net Sales	Acquisition Sales	Divestiture Sales	Organic Sales
Service Centers	$662	$20	$—	$642
Innovative Pumping Solutions	188	—	—	188
Supply Chain Services	155	—	—	155
Total Sales	$1,005	$20	$—	$985

Fiscal 2019 (Restated)
Service Centers	$760	$—	$—	$760
Innovative Pumping Solutions	304	—	—	304
Supply Chain Services	201	—	—	201
Total Sales	$1,265	$—	$—	$1,265

Year-over-year growth rates
Service Centers	(12.9)%	—	—	(15.5)%
Innovative Pumping Solutions	(38.2)%	—	—	(38.2)%
Supply Chain Services	(22.9)%	—	—	(22.9)%
Total Sales	(20.6)%	—	—	(22.1)%

The sales per business day were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Business days	253	252	252
Sales per Business Day	$3,974	$5,019	$4,836

We use EBITDA and Adjusted EBITDA internally to evaluate and manage the Company's operations because we believe it provides useful supplemental information regarding the Company's ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

For further discussion regarding free cash flow as a management metric see the "Liquidity and Capital Resources - Free Cash Flow" below.

The following table sets forth the reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2020	2019	2018
	(Restated)	(Restated)	(Restated)
GAAP net income (loss) attributable to DXP Enterprises, Inc.	$(29,269)	$37,025	$38,345
Loss attributable to non-controlling interest	(348)	(260)	(111)
Provision for income taxes	(18,696)	11,194	14,107
Depreciation and amortization	22,683	25,174	26,164
Interest and other financing expenses	20,571	19,498	20,937
EBITDA	$(5,059)	$92,631	$99,442
EBITDA margin as % of sales	(0.5)%	7.3%	8.2%
NCI loss before tax*	632	342	157
Impairment and other charges	59,883	—	—
Stock compensation expense	3,532	1,963	2,549
Adjusted EBITDA	$58,988	$94,936	$102,148
Adjusted EBITDA margin as % of sales	5.9%	7.5%	8.4%
*NCI represents non-controlling interest

Liquidity and Capital Resources

General Overview

As of December 31, 2020, we had cash and cash equivalents of $119.4 million and bank and other borrowings of $320.4 million. We have a $135 million asset-based Loan facility that is due to mature in August 2022, under which we had no borrowings outstanding as of December 31, 2020 and a Term Loan B with $330 million in borrowings.

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

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	Change	Change(%)
	(Restated)	(Restated)
Net cash provided by (used in):
Operating activities	$109,650	$41,306	$68,344	165%
Investing activities	(121,796)	(22,085)	(99,711)	451%
Financing activities	77,406	(6,092)	83,498	(1,371)%
Effect of foreign currency	(168)	679	(847)	(125)%
Net change in cash	$65,092	$13,808	$51,284	371%

Operating Activities

The Company generated $109.7 million of cash in operating activities during the year ended December 31, 2020 compared to generating $41.3 million of cash during the prior year's corresponding period. The $68.3 million increase in the amount of cash generated between the two periods was primarily driven by the collections of receivables associated with trade accounts receivables and decreased inventory purchases.

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

At December 31, 2020, our total long-term debt, including the current portion, less principal repayments, was $330.0 million, or 47.7% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $691.1 million. Approximately $330.0 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Free Cash Flow

We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase company shares, and for certain other activities. Our Free Cash Flow, which is calculated as cash provided by operations less net purchase of property and equipment, was $103.1 million, $19.2 million and $29.1 million for years 2020, 2019 and 2018, respectively.

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

The following table sets forth the reconciliation of Free Cash Flow to the most comparable GAAP financial measure (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$109,650	$41,306	$35,840
Less: Purchase of property and equipment	6,672	22,120	9,323
Add: Proceeds from the disposition of property and equipment	123	35	2,558
Free Cash Flow	$103,101	$19,221	$29,075

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

The Company's consolidated Fixed Charge Coverage Ratio was 3.40 to 1.00 as of December 31, 2020. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of December 31, 2020.

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

Financial Covenants:

DXP’s principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2020, the Company's consolidated Fixed Charge Coverage Ratio was 3.40 to 1.00.

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
As of December 31, 2020, the Company’s consolidated Secured Leverage Ratio was 3.25 to 1.00.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. Additionally, the overall allowance is adjusted accordingly based upon historical experience and economic factors that impact our business and customers. At December 31, 2020, the allowance was approximately 4.9% of the gross accounts receivable remaining unchanged from a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

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

Some of our acquisitions may include as additional compensation, contingent consideration. Contingent consideration is a financial liability recorded at fair value upon acquisition. The amount of contingent consideration to be paid is based on the occurrence of future events, such as the achievement of certain revenue or earnings milestones of the target after consummation. Accordingly, the estimate of fair value contains uncertainties as it involves judgment about the likelihood and timing of achieving these milestones as well as the discount rate used. Changes in fair value of the contingent consideration obligation result from changes to the assumptions used to estimate the probability of success for each milestone, the anticipated timing of achieving the milestones and the discount period and rate to be applied. A change in any of these assumptions could produce a different fair value, which could have a material impact on the results from operations. The impact of changes in key assumptions is described in Note 7- Fair Value of Financial Assets and Liabilities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Restatement of Previously Issued Financial Statements and Management’s Report on Internal Control Over Financial Reporting

As discussed in Note 4, the Company has restated its consolidated financial statements to correct errors.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020. However, management has subsequently determined that the material weaknesses, identified below, in internal control over financial reporting existed as of that date. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

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

a.The Company did not design and maintain effective internal controls to ensure that aged items recorded in the uninvoiced inventory accounts payable are monitored, addressed and cleared in a timely manner.
b.The Company did not design and maintain effective management review controls to ensure that large manual journal entries are evaluated by persons possessing the necessary authority and competence to determine the proper accounting conclusion.
c.The Company did not design and maintain effective internal controls to ensure that the terms of purchase agreements, including any side agreements, are properly evaluated at the time of the acquisition to identify, measure, and recognize acquisition consideration, and to evaluate whether the related disclosures are complete and accurate.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2020, and our opinion on such consolidated financial statements was not affected.

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

Goodwill and Other Intangibles Impairment Assessment
As discussed in Note 5 to the consolidated financial statements, the Company’s evaluation of goodwill and other intangible assets for impairment involves the determination of reporting units and comparison of the fair value of each reporting unit to its carrying value. The Company identified four reporting units, DXP Core-Service Centers, DXP Core-Innovative Pumping Solutions, DXP Canada, and DXP Core Supply Chain Services. The identification of reporting units involves consideration of components of the operating segments and whether or not there is discrete financial information available that is regularly reviewed by management. Additionally, the Company considers whether or not it is reasonable to aggregate any of the identified components that have similar economic characteristics. The Company estimates the fair value of its reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. The estimation of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenue growth rates, operating margins, and discount rates. The reporting units’ revenue growth rates and operating margins are sensitive to changes in customer demand. The determination of the fair value using the market approach requires management to make significant judgments related to performance-metric market multiples applied to the reporting unit’s prior and expected operating performance.

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

The primary procedures we performed to address this critical audit matter included:

a.Testing the effectiveness of controls over management’s determination of reporting units and goodwill and other intangibles impairment evaluation, including those over the determination of the fair value of the reporting units, including controls related to management’s revenue forecasts, selection of the discount rates, selection of performance-metric market multiples, and market capitalization reconciliation.

a.Evaluating management’s identification of reporting units, including consideration of components of its operating segments, the availability of discrete financial information for each that is regularly reviewed by management, and the suitability of aggregation of components.

i.Evaluating management’s forecasts by comparing the forecasts to historical results, including management’s forecasting accuracy and internal communications to management and the Board of Directors.

i.Involving our valuation specialists to assist with our evaluation of the valuation model including discount rates, performance-metric multiples, and other significant assumptions.

Valuation of Acquired Intangible Assets - Total Equipment Company and APO Pumps and Compressors, LLC
As discussed in Note 18 to the consolidated financial statements, on December 31, 2020 the Company completed its acquisitions of Total Equipment Company (“TEC”) and APO Pumps and Compressors, LLC (“APO”) for total consideration of $103 million (the “Transactions”). The Transactions are accounted for as business combinations and the Company preliminarily allocated $26.7 million of the purchase price to the fair value of the acquired customer relationship intangible assets.

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

The primary procedures we performed to address this critical audit matter included:

a.Obtaining an understanding of the Company’s acquisition process and evaluating the design and operating effectiveness of controls as it related to the Company’s valuation process and methodology for acquired intangible assets. This included testing controls over the Company’s estimation process supporting the recognition and measurement of intangible assets, as well as controls over management’s judgments and evaluation of underlying assumptions regarding their valuation.

a.Evaluating the Company's valuation model, the method and significant assumptions used and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

a.Involving our valuation specialists to assist with our evaluation of the valuation model and certain significant assumptions.

Income Taxes - Uncertain Tax Positions
As discussed in Note 13 to the consolidated financial statements, during the year ended December 31, 2020, the Company recognized federal and state tax benefits for Federal Research & Development Credits (“R&D Credits”) related to tax years 2016 to 2020 of $16.9 million which is partially offset by $5.1 million recorded as a reduction due to the uncertainty related to the realizability of the tax credits. Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior year audit settlements. To account for uncertainty in income taxes, the Company evaluates the likelihood of a tax position based on the technical merits of the position, performs a subsequent measurement related to the maximum benefit and degree of likelihood, and determines the benefits to be recognized in the financial statements, if any.

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

The primary procedures we performed to address this critical audit matter included:

a.Evaluating the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions related to R&D Credits.

a.Reading and evaluating management’s documentation, including relevant accounting policies and information obtained by management from outside tax specialists which detail the basis of the uncertain tax position.

a.Testing the reasonableness of management’s judgments regarding the future resolution of the uncertain tax position, including an evaluation of the technical merits of the uncertain tax position.

a.Evaluating the reasonableness of management’s estimates by considering how tax law, including statutes, regulations and case law, impacted management’s judgments.

/s/ Moss Adams LLP

Houston, Texas
March 19, 2021, except for the effects of the restatement discussed in Note 4 to the consolidated financial statements and the matters discussed in Management’s Report on Internal Control over Financial Reporting, as to which the date is October 21, 2021

We have served as the Company’s auditor since 2017.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
	(Restated)	(Restated)	(Restated)
Sales	$1,005,266	$1,264,851	$1,218,709
Cost of sales	728,070	915,062	882,866
Gross profit	$277,196	$349,789	$335,843
Selling, general and administrative expense	244,981	282,377	263,757
Impairment and other charges	59,883	—	—
Income (loss) from operating	$(27,668)	$67,412	$72,086
Other expense (income), net	74	(45)	(1,192)
Interest expense	20,571	19,498	20,937
Income (loss) before income taxes	$(48,313)	$47,959	$52,341
Provision for income taxes (benefit)	(18,696)	11,194	14,107
Net income (loss)	$(29,617)	$36,765	$38,234
Net loss attributable to noncontrolling interest	(348)	(260)	(111)
Net income (loss) attributable to DXP Enterprises, Inc.	$(29,269)	$37,025	$38,345
Preferred stock dividend	90	90	90
Net income (loss) attributable to common shareholders	$(29,359)	$36,935	$38,255

Net income (loss)	$(29,617)	$36,765	$38,234
Cumulative translation adjustment, net of income taxes	1,941	(687)	224
Comprehensive income (loss)	$(27,676)	$36,078	$38,458

Earnings (loss) per share (Note 15)
Basic	$(1.65)	$2.10	$2.18
Diluted	$(1.65)	$2.01	$2.08
Weighted average common shares outstanding:
Basic	17,748	17,592	17,553
Diluted	17,748	18,432	18,393

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$119,328	$54,203
Restricted cash	91	124
Accounts receivable, net of allowances for doubtful accounts of $8,628 and $8,929	166,941	188,774
Inventories	97,071	129,570
Costs and estimated profits in excess of billings	18,459	32,455
Prepaid expenses and other current assets	4,548	4,223
Federal income taxes receivable	2,987	—
Total current assets	$409,425	$409,349
Property and equipment, net	56,899	63,703
Goodwill	261,767	194,052
Identified Intangibles, net	80,088	52,582
Operating lease ROU assets	55,188	66,191
Other long-term assets	4,764	3,211
Total assets	$868,131	$789,088
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,300	$2,500
Trade accounts payable	64,849	63,676
Accrued wages and benefits	20,621	23,412
Federal income taxes payable	—	2,101
Customer advances	3,688	3,408
Billings in excess of costs and estimated profits	4,061	11,871
Short-term operating lease liabilities	15,891	17,603
Other current liabilities	34,729	14,754
Total current liabilities	$147,139	$139,325
Long-term debt, net of current maturities and unamortized debt issuance costs	317,139	235,419
Long-term operating lease liabilities	38,010	48,605
Other long-term liabilities	2,930	1,205
Deferred income taxes	1,777	9,602
Total long-term liabilities	$359,856	$294,831
Total liabilities	$506,995	$434,156
Commitments and Contingencies (Note 19)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 19,208,067 and 17,604,092 outstanding	189	174
Additional paid-in capital	192,068	157,886
Retained earnings	186,078	215,664
Accumulated other comprehensive loss	(18,013)	(19,954)
Total DXP Enterprises, Inc. equity	$360,338	$353,786
Noncontrolling interest	798	1,146
Total equity	$361,136	$354,932
Total liabilities and equity	$868,131	$789,088
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$(29,269)	$37,025	$38,345
Less: net loss attributable to non-controlling interest	(348)	(260)	(111)
Net income (loss)	$(29,617)	$36,765	$38,234
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	10,396	10,100	9,578
Impairment and other charges	59,883	—	—
Amortization of intangible assets	12,287	15,074	16,586
Bad debt expense	1,194	139	2,368
Payment of contingent consideration liability in excess of acquisition-date fair value	(136)	(106)	—
Amortization of debt issuance costs	1,875	1,875	1,743
Fair value adjustment on contingent consideration	(395)	54	313
Loss on extinguishment and modification of debt	2,288	—	60
Gain on sale of property and equipment	—	(9)	(1,330)
Stock compensation expense	3,532	1,963	2,549
Deferred income taxes	(14,732)	840	1,004
Changes in operating assets and liabilities
Trade accounts receivable	44,884	7,898	(24,999)
Costs and estimated profits in excess of billings	14,009	92	(5,640)
Inventories	22,414	(13,910)	(21,363)
Prepaid expenses and other assets	13,782	5,110	187
Accounts payable and accrued expenses	(15,345)	(19,003)	7,418
Billings in excess of costs & estimated profits	(7,816)	1,142	6,522
Other long-term liabilities	(8,853)	(6,718)	2,610
Net cash provided by operating activities	$109,650	$41,306	$35,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,672)	(22,120)	(9,323)
Proceeds from the sale of property and equipment	123	35	2,558
Acquisition of businesses, net of cash acquired	(115,247)	—	(10,811)
Net cash used in investing activities	$(121,796)	$(22,085)	$(17,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	330,000	—	—
Principal debt payments	(244,375)	(4,341)	(3,381)
Debt issuance costs	(7,268)	—	(60)
Issuance of Common Stock- shares sold in public market	1,142	—	—
Payment for contingent consideration liability	(1,864)	(1,394)	—
Non-controlling interest holder contributions (distributions), net of tax benefits	—	—	950
Preferred dividends paid	(90)	(90)	(90)
Payment for employee taxes withheld from stock awards	(139)	(267)	(340)
Net cash provided by (used in) financing activities	$77,406	$(6,092)	$(2,921)
Effect of foreign currency on cash	(168)	679	(403)
Net Change In Cash	$65,092	$13,808	$14,940
Cash, cash equivalents and restricted cash at Beginning of Year	54,327	40,519	25,579
Cash, cash equivalents and restricted cash at End of Year	$119,419	$54,327	$40,519
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,321	$17,623	$19,134
Cash paid for income taxes	$6,277	$13,318	$8,301
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Series A preferred Stock	Series B preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Treasury stock	Non controlling interest	Accum Other Comp (Loss)	Total equity
Balance, December 31, 2017 (Restated)	$1	$15	$174	$153,087	$140,474	$—	$567	$(19,491)	$274,827
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	2,549	—	—	—	—	2,549
Tax related items for share based awards	—	—	—	(340)	—	—	—	—	(340)
Issuance of shares of common stock	—	—	—	894	—	—	—	—	894
Non-controlling interest holder contributions, net of tax benefits	—	—	—	—	—	—	950	—	950
Cumulative translation adjustment	—	—	—	—	—	—	—	224	224
Net income (As restated)	—	—	—	—	38,345	—	(111)	—	38,234
Balances at December 31, 2018 (Restated)	$1	$15	$174	$156,190	$178,729	$—	$1,406	$(19,267)	$317,248
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,963	—	—	—	—	1,963
Tax related items for share based awards	—	—	—	(267)	—	—	—	—	(267)
Cumulative translation adjustment	—	—	—	—	—	—	—	(687)	(687)
Net income (As restated)	—	—	—	—	37,025	—	(260)	—	36,765
Balances at December 31, 2019 (Restated)	$1	$15	$174	$157,886	$215,664	$—	$1,146	$(19,954)	$354,932
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	3,532	—	—	—	—	3,532
Tax related items for share based awards	—	—	—	(139)	—	—	—	—	(139)
Issuance of shares of common stock-Acquisition	—	—	15	29,351	—	—	—	—	29,366
Issuance of shares of common stock-Shares sold in public market	—	—	—	1,142	—	—	—	—	1,142
Cumulative translation adjustment (As restated)	—	—	—	296	(227)	—	—	1,941	2,010
Net loss (As restated)	—	—	—	—	(29,269)	—	(348)	—	(29,617)
Balances at December 31, 2020 (Restated)	$1	$15	$189	$192,068	$186,078	$—	$798	$(18,013)	$361,136

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to energy and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). See Note 22 - Segment and Geographical Reporting for discussion of the business segments.

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

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Should the reporting unit's carrying amount exceed the fair value, then an impairment charge for the excess would be recognized. The impairment charge is limited to the amount of goodwill allocated to the reporting unit, and goodwill will not be reduced below zero. For the twelve months ended December 31, 2020, goodwill was evaluated for impairment at the reporting unit level resulting in a $36.4 million goodwill impairment which was included in impairment charges in the consolidated statement of operations (see Note 5- Impairments and other charges).

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. For the twelve months ended December 31, 2020, long-lived assets was evaluated for impairment at the reporting unit level resulting in a $4.8 million long-lived assets impairment which was included in impairment charges in the consolidated statement of operations (see Note 5 - Impairments and other charges).

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

NOTE 4 – RESTATEMENT

The Company has restated its consolidated balance sheet at December 31, 2020 and 2019, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2020, 2019 and 2018. The restatement also affected periods prior to 2018. The impact of the restatement on such prior periods was reflected as an adjustment to retained earnings as of January 1, 2018. In addition, the restatement impacts the first, second and third quarters of 2020. The restated amounts for these quarters and the comparable interim periods in 2019 and 2018 are presented in “Note 23. Selected Quarterly Financial Data (Unaudited),” below. The restatement corrects errors resulting from the failure to timely clear aged payables resulting from the Company's three-way match process discrepancies and the recognition of true-up consideration in business combination accounting, as well as, certain additional errors that the Company has determined to be immaterial, both individually and in aggregate. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the years ended December 31, 2020, 2019 and 2018, each of which is an “error” within the meaning of ASC Topic 250: Accounting Changes and Error Corrections

The following table presents the impact of the restatement adjustments described below on net income and comprehensive income for the years ended December 31, 2020, 2019 and 2018 and retained earnings as of January 1, 2018:

					Retained Earnings
		Year Ended December 31,			as of
		2020	2019	2018	Jan.1, 2018
As reported	Net Income (As reported)	$(29,074)	$35,775	$35,521	$134,193
	Unvouchered Purchase Orders	(1,874)	3,737	2,411	7,818
	Landed cost inventory adjustment	(1,366)	623	525	218
	Obsolete inventory reserve adjustments	1,160	(1,160)	—	—
	Direct shipment cut off adjustment	7	(635)	699	390
	Cut-off for credit card payment accruals	581	(581)	—	—
	Sales tax payable accruals	694	(694)	—	—
	Provision for income taxes	255	(300)	(922)	(2,145)
Net	Net Income (Restated)	$(29,617)	$36,765	$38,234	$140,474
	Cumulative translation adjustment, net of taxes	1,941	(687)	224
	Comprehensive income (loss) as restated	$(27,676)	$36,078	$38,458

Adjustments to Net Sales and Related Adjustments to Cost of Products Sold

Unvouchered Purchase Orders The Company determined it had aged unvouchered purchase orders included in trade accounts payable. After lengthy investigation and research, DXP determined that these balances were not valid legal obligations to vendors and will not be invoiced or paid. As a result, the Company wrote off the aged balances that no longer represented legal obligations, resulting in a net reduction in accounts payable.

Landed cost inventory adjustment The Company determined that cost mark-ups for landed costs for certain inventory items related to our private label pumps had not been properly relieved upon the sale of these items.

Slow moving and obsolete inventory reserve The Company determined it had not appropriately adjusted its inventory reserve on an item-by-item basis for items that moved from obsolete to slow moving or vice versa.

Direct shipment cut off adjustment Direct shipment orders placed near period end may not be properly reflected in the correct period. The Company adjusted sales and cost of goods sold for items recorded in the incorrect period, as well as accounts receivable and payable.

Other Adjustments to Earnings from Continuing Operations Before Non-Controlling Interest and Income Taxes

Cut-off for credit card payment accruals In January 2020, the Company recorded its monthly payment for its P-Card credit card program, however, the charges were incurred in December 2019. This adjustment reflects the accrual in the correct period, resulting in a shift in other current liabilities between periods.

Sales tax payable accruals The Company increased other current liabilities for its accrual for state sales tax obligations stemming from open audits.

Adjustments to Provision for Income Taxes

The adjustments reflected for the provision for income taxes are the tax consequences of the above listed corrections.

Balance sheet adjustments related to purchase accounting and consolidation

On December 31, 2020, DXP closed on the acquisition of four businesses. The owners of two of the targets were eligible for true-up consideration based upon the closing financial results of calendar year 2020. This true-up consideration was paid in July 2021; however, the amount of true-up consideration was deemed to have been accrued as of the closing of the acquisitions. Therefore, this adjustment resulted in an accrual for the true-up consideration and an increase in goodwill of $13.4 million.

As described above, the unvouchered purchase order discrepancies resulted in a reduction of accounts payable in the amount of $10.2 million as of December 31, 2018, a further reduction of $13.9 million as of December 31, 2019 and a net decrease of $12.2 million as of December 31, 2020.

During the consolidation of the four acquisitions closed on December 31, 2020, the Company improperly reflected the cash on hand at the targets as an increase in cumulative translation adjustment and other comprehensive income for approximately $2 million. This reclassification adjustment properly records the increase in cash and cash equivalents upon closing. In addition, cumulative translation adjustment was also reduced by $1.8 million as the a result of a reclassification associated with trade accounts receivable.

The following table presents the impact of the restatement adjustments on the Company’s previously reported 2020, 2019 and 2018 results on a condensed basis:

	For the Year Ended December 31,
	2020		2019		2018
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
STATEMENT(S) OF INCOME
Sales	$1,005,266	$1,005,266	$1,267,189	$1,264,851	$1,216,197	$1,218,709
Cost of sales	725,997	728,070	919,965	915,062	883,989	882,866
Gross profit	279,269	277,196	347,224	349,789	332,208	335,843
Selling, general and administrative costs	246,256	244,981	281,102	282,377	263,757	263,757
Income (loss) before income taxes	(47,515)	(48,313)	46,669	47,959	48,706	52,341
Provision (benefit) for income taxes	(18,441)	(18,696)	10,894	11,194	13,185	14,107
Net (loss) income attributable to common shareholders	$(28,816)	$(29,359)	$35,945	$36,935	$35,542	$38,255

Basic earnings (loss) per share	$(1.62)	$(1.65)	$2.04	$2.10	$2.02	$2.18

Diluted earnings (loss) per share	$(1.62)	$(1.65)	$1.96	$2.01	$1.94	$2.08

	As of December 31,
	2020		2019		2018
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
BALANCE SHEET:
Cash and cash equivalents	$117,444	$119,419	$54,327	$54,327	$40,519	$40,519
Accounts Receivable	163,429	166,941	187,116	188,774	191,829	195,825
Inventory	97,071	97,071	129,364	129,570	114,830	115,573
Federal income taxes receivable	5,632	2,987	996	—	960	—
Goodwill	248,339	261,767	194,052	194,052	194,052	194,052
Total Assets	851,861	868,131	788,220	789,088	699,962	703,741

Accounts Payable	75,744	64,849	76,438	63,676	87,407	80,085
Other current liabilities	20,834	34,729	12,939	14,754	17,269	17,774
Federal income taxes payable	—	—	—	2,101	—	1,602
Deferred Taxes	1,777	1,777	9,872	9,602	8,633	8,633
Total Liabilities	$503,995	$506,995	$443,272	$434,156	$391,708	$386,493

Accumulated Other Comprehensive Income	(21,842)	(18,013)	(19,954)	(19,954)	(19,267)	(19,267)
Retained Earnings	176,637	186,078	205,680	215,664	169,735	178,729
Equity	347,866	361,136	344,948	354,932	308,254	317,248
Total Liabilities & Equity	$851,861	$868,131	$788,220	$789,088	$699,962	$703,741

	Years ended December 31,
	2020		2019		2018
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

CONSOLIDATED STATEMENTS OF CASH FLOWS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,074)	$(29,617)	$35,775	$36,765	$35,521	$38,234
Reconciliation of net income (loss) to net cash provided by operating activities:
Deferred income taxes	(14,771)	(14,732)	1,110	840	$1,004	$1,004
Changes in operating assets and liabilities
Trade accounts receivable	42,909	44,884	5,560	7,898	(22,487)	(24,999)
Inventories	22,208	22,414	(14,447)	(13,910)	(20,838)	(21,363)
Prepaid expenses and other assets	13,053	13,782	5,110	5,110	188	187
Accounts payable and accrued expenses	(14,897)	(15,345)	(15,408)	(19,003)	7,093	7,418
Other long-term liabilities	(8,870)	(8,853)	(6,718)	(6,718)	2,610	2,610
Net cash provided by operating activities	$107,675	$109,650	$41,306	$41,306	$35,840	35,840

NOTE 5 – IMPAIRMENTS AND OTHER CHARGES

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

NOTE 6 - LEASES

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

NOTE 7 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

As of December 31, 2020, we recorded a $1.1 million liability for contingent consideration associated with the acquisition of ASI in other current liabilities. See further discussion at Note 18 - Business Acquisitions. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the twelve months ended December 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2019	$2,705
Acquisitions and settlements
Acquisitions (Note 18)	—
Settlements	(2,000)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	395
Ending balance at December 31, 2020	$1,100

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	395

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2020 but which require disclosure of their fair values include: cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 12). The Company believes that the estimated fair value of such instruments at December 31, 2020 and December 31, 2019 approximates their carrying value as reported on the consolidated balance sheets.

NOTE 8 - INVENTORIES

The carrying values of inventories (as restated) were as follows (in thousands):

	December 31, 2020	December 31, 2019
	(Restated)	(Restated)
Finished goods	$105,527	$122,716
Work in process	17,021	19,721
Obsolescence reserve	(25,477)	(12,867)
Inventories	$97,071	$129,570

NOTE 9 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

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

NOTE 10 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment were as follows (in thousands):

	December 31, 2020	December 31, 2019
Land	$2,558	$1,960
Buildings and leasehold improvements	22,952	15,445
Furniture, fixtures and equipment	110,159	119,865
Less – Accumulated depreciation	(78,770)	(73,567)
Total Property and Equipment	$56,899	$63,703

Depreciation expense was $10.4 million, $10.1 million, and $9.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Capital expenditures by segment are included in Note 22 - Segment and Geographical Reporting.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2020 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2019	$194,052	$52,582	$246,634
Translation adjustment	—	(4)	(4)
Acquisitions (restated)	104,150	39,797	143,947
Impairment	(36,435)	—	(36,435)
Amortization	—	(12,287)	(12,287)
Balances as of December 31, 2020	$261,767	$80,088	$341,855

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2019 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2018	$194,052	$67,207	$261,259
Translation adjustment	—	449	449
Amortization	—	(15,074)	(15,074)
Balances as of December 31, 2019	$194,052	$52,582	$246,634

The following table presents the goodwill balance by reportable segment as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Service Centers	$244,628	$160,934
Innovative Pumping Solutions	—	15,980
Supply Chain Services	17,139	17,138
Total	$261,767	$194,052

The following table presents a summary of other intangible assets ( in thousands):

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$193,747	$(116,028)	$77,719	$156,282	$(103,796)	$52,486
Non-compete agreements	2,617	(248)	2,369	285	(189)	96
Total	$196,364	$(116,276)	$80,088	$156,567	$(103,985)	$52,582

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

NOTE 12 – LONG-TERM DEBT

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

The Company's consolidated Fixed Charge Coverage Ratio was 3.40 to 1.00 as of December 31, 2020. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of December 31, 2020.

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

Financial Covenants:

DXP’s principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2020, the Company's consolidated Fixed Charge Coverage Ratio was 3.40 to 1.00.

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
As of December 31, 2020, the Company’s consolidated Secured Leverage Ratio was 3.25 to 1.00. In connection with the extinguishment of the previously existing term loan agreement we recorded a $2.3 million write-off of debt issuance costs, which was included in interest expense during 2020.

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

As of December 31, 2020, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Year	$ Amount
2021	$3,300
2022	3,300
2023	3,300
2024	3,300
2025	3,300
Thereafter	313,500
Total	$330,000

NOTE 13 - INCOME TAXES

The components of income (loss) before income taxes were as follows (as restated) (in thousands):

	Years Ended December 31,
	2020	2019	2018
	(Restated)	(Restated)	(Restated)
Domestic	$(33,239)	$42,257	$49,905
Foreign	(15,074)	5,702	2,436
Total income before taxes	$(48,313)	$47,959	$52,341

The provision for income taxes consisted of the following (as restated) (in thousands):

	Years Ended December 31,
	2020	2019	2018
	(Restated)	(Restated)	(Restated)
Current -
Federal	$(6,348)	$5,396	$8,058
State	(240)	1,976	2,416
Foreign	2,624	2,982	2,629
Total current	$(3,964)	$10,354	$13,103
Deferred -
Federal	(10,567)	2,372	2,389
State	(3,126)	(249)	123
Foreign	(1,039)	(1,283)	(1,508)
Total deferred	$(14,732)	$840	$1,004
Total current and deferred taxes	$(18,696)	$11,194	$14,107

The difference between income taxes computed at the statutory income tax rate and the provision for income taxes is as follows (as restated) (in thousands):

	Years Ended December 31,
	2020	2019	2018
	(Restated)	(Restated)	(Restated)
Income taxes computed at federal statutory rate	$(10,146)	$10,029	$10,992
State income taxes, net of federal benefit	(2,625)	1,331	2,010
Foreign taxes	(493)	311	150
Nondeductible expenses	5,617	1,108	506
Enacted rate changes	670	—	—
Research and development tax credit	(16,879)	(2,324)	(480)
Foreign tax credit	—	(57)	(346)
Valuation allowance	16	(5)	—
Tax reform deferred tax remeasurement	—	—	81
Deferred tax liability true up	(551)	1,065	—
Uncertain tax positions	5,057	665	172
Other	638	(929)	1,022
Total income tax expense (benefit)	$(18,696)	$11,194	$14,107

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:		(Restated)
Allowance for doubtful accounts	$1,784	$1,657
Inventory	7,072	3,526
Research and development credit carryforward	8,408	1,360
Foreign tax credit carryforward	64	64
Net operating loss carryforward	802	812
Capital loss carryforward	12,813	12,363
Deferred compensation	540	—
Accruals	5,690	4,077
Investment in partnerships	319	500
Other	312	—
Total deferred tax assets	$37,804	$24,359
Less valuation allowance	(12,813)	(12,363)
Total deferred tax asset, net of valuation deferred tax liabilities :	$24,991	$11,996
Goodwill	(8,570)	(8,459)
Intangibles	(8,512)	(2,051)
Property and equipment	(7,569)	(8,319)
ROU asset and liability	(323)	—
Unremitted foreign earnings	(421)	(421)
Deferred compensation	—	(317)
Method changes	(754)	(1,961)
Other	(619)	(70)
Net deferred tax liability	$(1,777)	$(9,602)

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

The following summarizes changes in the balance of valuation allowances on deferred tax assets (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at January 1	$(12,363)	$(12,564)	$(12,220)
Changes due to federal and foreign capital loss carryforwards	(450)	201	(344)
Balance at December 31	$(12,813)	$(12,363)	$(12,564)

Tax carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2020, were as follows (in thousands):

	Domestic	Foreign	Expiration
Net operating loss - foreign	$—	$414	2034 - 2040
Net operating loss - federal	388	—	2036 - 2040
Capital loss carryforward - foreign	—	4	Indefinite
Capital loss carryforward - federal	12,809	—	2021
Foreign tax credits	64	—	2023, 2025
Federal research and development tax credits	4,467	—	2026 - 2030
Texas research and development tax credits	3,702	—	2037 - 2040
Louisiana research and development tax credits	239	—	2024 - 2025

Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions were as follows (in thousands):

	Assets (Liabilities)
	2020	2019	2018
Balance at January 1	$—	$—	$—
Increases related to prior year tax positions	(5,057)	—	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance at December 31	$(5,057)	$—	$—

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

NOTE 14 - SHARE-BASED COMPENSATION

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

NOTE 15 - EARNINGS PER SHARE DATA

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2020	2019	2018
	(Restated)	(Restated)	(Restated)
Basic:
Weighted average shares outstanding	17,748	17,592	17,553

Net income (loss) attributable to DXP Enterprises, Inc.	$(29,269)	$37,025	$38,345
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$(29,359)	$36,935	$38,255
Per share amount	$(1.65)	$2.10	$2.18

Diluted:
Weighted average shares outstanding	17,748	17,592	17,553
Assumed conversion of convertible preferred stock	—	840	840
Total dilutive shares	17,748	18,432	18,393
Net income (loss) attributable to common shareholders	$(29,359)	$36,935	$38,255
Convertible preferred stock dividend	—	90	90
Net income (loss) attributable to DXP Enterprises, Inc.	$(29,359)	$37,025	$38,345
Per share amount	$(1.65)	$2.01	$2.08

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

NOTE 16 – CAPITAL STOCK

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

NOTE 17 - SALES OF COMMON STOCK

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

NOTE 18 - BUSINESS ACQUISITIONS

On December 31, 2020, the Company completed the acquisition of Total Equipment Company, Inc. (“TEC”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including steel, chemicals, water / wastewater, oil & gas and general industrial markets. At closing, the Company paid approximately $64.7 million in cash and stock, subject to normal transaction adjustments, customary for a transaction of this size and nature, including but not limited to working capital adjustments.

On December 31, 2020, the Company completed the acquisition of APO Pumps & Compressors (“APO”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water / wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $53.0 million in cash and stock, following normal transaction adjustments, for example working capital true-ups, customary for a transaction of this size and nature. Approximately, $38.3 million was paid at closing, and $13.4 million has been accrued as of December 31, 2020 as true-up consideration.

On December 31, 2020, the Company completed the acquisition of Pumping Solutions, Inc. (“Pumping Solutions”), a distributor of industrial and commercial pumps and process equipment focused on serving multiple end markets including the water / wastewater, chemical, food & beverage, and general industrial markets. The Company paid approximately $21.0 million in cash and stock, subject to normal transaction adjustments, customary for a transaction of this size and nature, for example working capital true-ups.

On December 31, 2020, the Company completed the acquisition of Corporate Equipment Company (“CEC”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water / wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $3.3 million in cash and stock, subject to normal transaction adjustments, customary for a transaction of this size and nature, including working capital true-ups.

On February 1, 2020, the Company completed the acquisition of substantially all of the assets of Turbo Machinery Repair (“Turbo”), a pump and industrial equipment repair, maintenance, machining and labor services company. The Company paid approximately $3.2 million in cash, subject to normal transaction adjustments, customary for a transaction of this size and nature, including working capital true-ups, .

On January 1, 2020, the Company completed the acquisition of Pumping Systems, Inc. (“PSI”), a distributor of pumps, systems and related services. The PSI acquisition was funded with a mixture of cash on hand as well as issuing DXP's common stock. The PSI acquisition was funded with a mixture of cash on hand as well as issuing DXP's common stock. The Company paid approximately $13.0 million in cash and stock, subject to normal transaction adjustments, customary for a transaction of this size and nature, including working capital true-ups.

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

None of these acquisitions were individually material. Two of these acquisitions, PSI and Turbo, contributed revenue and net income (loss) which comprised approximately 1.9% and (2.8)%, respectively, of the Company’s consolidated results for the year ended December 31, 2020.

Purchase Price Consideration (in thousands)	Total Consideration
Cash payments	$115,247
Fair value of stock issued (1,480,909 shares)	29,367
Future consideration	13,428
Total consideration	$158,042

Cash	$1
Accounts Receivable	20,204
Inventory	8,567
Other Current Assets	190
Property and equipment	1,811
Non-compete agreements	2,332
Customer relationships	37,465
Goodwill	104,150
Other assets	696
Assets acquired	$175,416
Current liabilities assumed	(10,674)
Deferred tax liability	(6,700)
Net assets acquired	$158,042

The following represents the pro forma unaudited revenue and earnings as if each of the six 2020 acquisitions had been included in the consolidated results of the Company for the full years ending December 31, 2020 and 2019, respectively:

	Years Ended December 31,
	2020	2019
	(in thousands/unaudited)
Revenue	$1,129,610	$1,421,467
Net income (loss)	$(15,296)	$42,209

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

The $104.1 million of goodwill was assigned to the Service Centers segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the acquirees. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2020, the Company recognized additional goodwill of $463 thousand resulting from the acquisition of PSI and no additional goodwill for the acquisition Turbo which both closed in the First Quarter of 2020.

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

As part of our purchase agreement, we were obligated to pay up to an additional $4.6 million of contingent consideration over three years based on the achievement of certain earnings benchmarks established for calendar years 2018, 2019 and 2020. The purchase price included the estimated fair value of the contingent consideration recorded at the present value of approximately $4.0 million. The estimated fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 7 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

As of December 31, 2020, $1.1 million of the actual cash due toward the contingent consideration earned is recorded in current liabilities. The estimated fair value of the contingent consideration is recorded at the present value of $1.1 million at December 31, 2020. Changes in the estimated fair value of the contingent earn-out consideration, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. Changes in the fair value of the contingent consideration may materially impact and cause volatility in our future operating results. Changes in our estimates for the contingent consideration are discussed in Note 7 - Fair Value of Financial Assets and Liabilities to our consolidated financial statements.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

NOTE 20 - EMPLOYEE BENEFIT PLANS

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

NOTE 21 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $1.9 million, $(0.7) million, and $0.2 million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 22 – SEGMENT AND GEOGRAPHICAL REPORTING

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

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2020 (Restated)
Product sales (recognized at a point in time)	$595,314	$—	$138,653	$733,967
Inventory management services (recognized over contract life)	—	—	16,005	16,005
Staffing services (day-rate basis)	67,303	—	—	67,303
Customized pump production (recognized over time)	—	$187,991	—	187,991
Total Revenue	$662,617	$187,991	$154,658	$1,005,266
Operating income for reportable segments, excluding adjustments	71,834	16,882	12,804	101,520
Identifiable assets at year end	564,921	130,505	56,721	752,147
Capital expenditures	1,254	4,457	—	5,711
Proceeds from sale of fixed assets	—	—	—	—
Depreciation	3,299	4,441	387	8,127
Amortization	6,989	5,298	—	12,287
Interest expense	$11,506	$7,360	$1,705	$20,571

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2019 (Restated)
Product sales (recognized at a point in time)	$701,404	$—	$184,767	$886,171
Inventory management services (recognized over contract life)	—	—	16,511	16,511
Staffing services (day-rate basis)	58,514	—	—	58,514
Customized pump production (recognized over time)	—	303,655	—	303,655
Total Revenue	$759,918	$303,655	$201,278	$1,264,851
Operating income for reportable segments, excluding adjustments	85,442	30,699	15,267	131,408
Identifiable assets at year end	463,531	212,015	56,714	732,260
Capital expenditures	2,333	9,347	922	12,602
Proceeds from sale of fixed assets	35	—	—	35
Depreciation	3,517	4,602	285	8,404
Amortization	8,230	5,855	989	15,074
Interest expense	$10,786	$6,747	$1,965	$19,498

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2018 (Restated)
Product sales (recognized at a point in time)	$687,821	$—	$160,770	$848,591
Inventory management services (recognized over contract life)	—	—	13,686	13,686
Staffing services (day-rate basis)	64,735	—	—	64,735
Customized pump production (recognized over time)	—	291,697	—	291,697
Total Revenue	$752,556	$291,697	$174,456	$1,218,709
Operating income for reportable segments, excluding adjustments	82,650	34,977	16,874	134,501
Identifiable assets at year end	404,026	188,765	53,517	646,308
Capital expenditures	1,655	6,800	296	8,751
Depreciation	3,974	4,064	49	8,087
Amortization	9,272	6,237	1,077	16,586
Interest expense	11,178	7,351	2,408	20,937

	Years Ended December 31,
	2020	2019	2018
	(Restated)	(Restated)	(Restated)
Operating income for reportable segments, excluding adjustments	$101,520	$131,408	$134,501
Adjustments for:
Amortization of intangibles	12,287	15,074	16,586
Impairment and other charges	59,883	—	—
Corporate and other expense, net	57,018	48,922	45,829
Total operating income	$(27,668)	$67,412	$72,086
Interest expense	20,571	19,498	20,937
Other expenses (income), net	74	(45)	(1,192)
Income before income taxes	$(48,313)	$47,959	$52,341

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

The Company’s revenues and property and equipment by geographical location are as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Revenues
United States	$931	$1,163	$1,113
Canada	74	102	106
Other(1)	—	—	—
Total	$1,005	$1,265	$1,219
(1) Other includes Mexico and Dubai.

	As of December 31,
	2020	2019
Property and Equipment, net
United States	$52	$56
Canada	5	8
Other(1)	—	—
Total	$57	$64
(1) Other includes Dubai.

NOTE 23 - QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the years ended December 31, 2020, 2019 and 2018 is as follows (in millions, except per share data):
As reported :

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Sales	$301.0	$251.4	$220.2	$232.7
Gross profit	84.0	70.0	61.3	64.3
Net income	5.7	2.1	(34.7)	(2.0)
Net income attributable to DXP Enterprises, Inc.	5.7	2.1	(34.7)	(1.9)
Earnings per share - basic	0.31	0.12	(1.95)	(0.11)
Earnings per share - diluted	$0.31	$0.12	$(1.95)	$(0.11)
2019
Sales	$311.2	$333.3	$327.2	$295.5
Gross profit	84.2	92.0	92.7	78.3
Net income	7.3	13.4	13.2	2.1
Net income attributable to DXP Enterprises, Inc.	7.3	13.4	13.1	2.2
Earnings per share - basic	0.41	0.76	0.74	0.12
Earnings per share - diluted	$0.40	$0.73	$0.71	$0.12
2018
Sales	$285.9	$311.2	$308.0	$311.0
Gross profit	76.4	85.1	84.1	86.6
Net income	4.5	11.6	8.4	11.1
Net income attributable to DXP Enterprises, Inc.	4.6	11.6	8.4	11.1
Earnings per share - basic	0.26	0.66	0.48	0.63
Earnings per share - diluted	$0.25	$0.63	$0.46	$0.60

As restated :

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Sales	$301.0	$251.4	$220.2	$232.7
Gross profit	83.1	70.1	61.4	62.6
Net income	6.0	2.4	(34.8)	(3.2)
Net income attributable to DXP Enterprises, Inc.	6.0	2.4	(34.7)	(3.0)
Earnings per share - basic	0.34	0.14	(1.95)	(0.18)
Earnings per share - diluted	$0.32	$0.13	$(1.95)	$(0.18)
2019
Sales	$311.2	$333.3	$327.2	$293.2
Gross profit	86.0	92.8	93.5	77.5
Net income	7.6	14.0	13.8	1.3
Net income attributable to DXP Enterprises, Inc.	7.7	14.0	13.7	1.6
Earnings per share - basic	0.44	0.80	0.78	0.09
Earnings per share - diluted	$0.42	$0.76	$0.74	$0.08
2018
Sales	$285.9	$311.2	$308.0	$313.6
Gross profit	77.4	85.6	84.7	88.2
Net income	5.2	11.9	8.8	12.3
Net income attributable to DXP Enterprises, Inc.	5.2	11.9	8.8	12.4
Earnings per share - basic	0.30	0.68	0.50	0.70
Earnings per share - diluted	$0.29	$0.65	$0.48	$0.67
The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the stock options and restricted stock in each quarter.

NOTE 24 – RELATED PARTIES DISCLOSURES

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures
DXP carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2020, of the design and operation of DXP’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15e and 15d-15e. Disclosure controls and procedures are the controls and other procedures of DXP that are designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “Commission”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by DXP in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective as of December 31, 2020 at a reasonable assurance level.

However, in connection with the restatement of our financial statements and the preparation of this Form 10-K/A, due to the material weakness in our internal control over financial reporting subsequently identified and described below, our management re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and has concluded that our disclosure controls and procedures were not effective as of that date because of such material weakness.

The material weaknesses resulted in material misstatements in the consolidated balance sheet as of December 31, 2020, and consolidated statements of operations and comprehensive income, cash flows, and equity for the years ended December 31, 2020, 2019 and 2018 as well as unaudited consolidated financial statements for the quarter ended March 31, 2021 included in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework (2013). Based on our evaluation under the COSO framework, our management had concluded that the Company’s internal control over financial reporting were effective as of December 31, 2020. Subsequent to that assessment, management identified a material weakness in our internal controls as we did not have adequate internal controls that ensure timely clearing of aged accounts payables arising from three-way match exceptions for items ordered through purchase orders. In connection with the correction associated with aged accounts payable, management also identified a material weakness in the design of the Company's controls around journal entries, specifically requiring review and approval by senior management with the requisite experience, authority and competence to determine the proper conclusion. In addition, management identified a material weakness around business combination accounting, specifically as it relates to the identification of all agreements and their impact on the transaction and future consideration and disclosure. Consequently, our management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses and this report has been revised from our report included in the previously filed 2020 Form 10-K (which had reported internal controls over financial reporting as effective).

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has also been reassessed by Moss Adams LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Remediation Plan and Status for Material Weakness

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting and has taken immediate action to remediate the material weaknesses identified. Certain remedial actions have been completed including ongoing involvement of outside advisors, reassessment of application controls within our accounts payable procure-to-pay platform and training programs around the issuance of purchase orders. The Company will further enhance these controls over the remainder of 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as discussed above.

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

*101
The following materials from the Company’s Annual Report on Form 10‑K/A for the year ended December 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.

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
David R. Little
Chairman of the Board,
President and Chief Executive Officer

Dated: October 21, 2021

Each person whose signature appears below appoints David R. Little, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, with full power and authority to said attorney-in-fact and agent to do and perform each and every act whatsoever that is necessary, appropriate or advisable in connection with any or all of the above-described matters and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	October 21, 2021
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President/Finance and	October 21, 2021
Kent Yee	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/Gene Padgett	Senior Vice President/Finance,	October 21, 2021
Gene Padgett	Chief Accounting Officer
(Principal Accounting Officer)

/s/Timothy P. Halter	Director	October 21, 2021
Timothy P. Halter

/s/David Patton	Director	October 21, 2021
David Patton

/s/Joseph Mannes	Director	October 21, 2021
Joseph Mannes