Form 10-Q/A
period 2021-03-31
DXP ENTERPRISES INC
filed 2021-11-04
CIK 1020710

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

EXPLANATORY NOTE

DXP Enterprises, Inc. (collectively with its subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or this “report”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2021 (the “Original Report”). The Company is filing this Form 10-Q/A to correct the untimely clearing of unvouchered purchase order discrepancies arising from our three-way matching process and the recognition of true-up consideration in business combination accounting. The Company is restating its consolidated balance sheets as of December 31, 2020 and March 31, 2021, and condensed consolidated statements of operations and comprehensive income, cash flows, and equity for the quarters ended March 31, 2021 and 2020.

In addition, the Company's consolidated financial statements for the periods covered in the Original Report have also been restated to correct certain immaterial adjustments. These adjustments primarily reflect proper cut-off for direct ship sales to customers and credit card payments, adjustments for inventory obsolescence reserves. The impacts of the restatement on our Condensed Statements of Income and Balance Sheets are detailed in Note 4 to the Notes to the Consolidated Financial Statements.

The Company filed Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021 (“2020 Form 10-K”). This Form 10-Q/A should be read in conjunction with the Form 10-K/A, as filed with the SEC on October 22, 2021. The historical periods presented in this Form 10-Q/A reflect adjustments to the information presented in the Company’s previously-filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the Form 10-K and the Original Report.

The Company is also revising its disclosures in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” to reflect corresponding changes and its disclosures in Part II, Item 4, “Controls and Procedures” to discuss the material weakness in internal controls that resulted in filing this Form 10-Q/A. This Form 10-Q/A includes new certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of the filing of this Form 10-Q/A, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other information included in the Original Report is being amended or updated by this Amendment No. 1 on Form 10-Q/A and this Amendment No. 1 on Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Report, nor does it modify or update any disclosures that may have been affected by events occurring subsequent to, the date of the filing of the Original Report.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2021	2020
	(Restated)	(Restated)
Sales	$245,587	$300,983
Cost of sales	173,957	217,869
Gross profit	71,630	83,114
Selling, general and administrative expenses	65,397	71,795
Income from operations	6,233	11,319
Other income	(430)	(834)
Interest expense	5,243	4,377
Income before income taxes	1,420	7,776
Provision for income taxes	1,261	1,786
Net income	159	5,990
Net loss attributable to noncontrolling interest	(212)	(62)
Net income attributable to DXP Enterprises, Inc.	371	6,052
Preferred stock dividend	23	23
Net income attributable to common shareholders	$348	$6,029

Net income	$159	$5,990
Currency translation adjustments	1,277	(1,163)
Comprehensive income	$1,436	$4,827

Earnings per share (Note 10) :
Basic	$0.02	$0.34
Diluted	$0.02	$0.32
Weighted average common shares outstanding :
Basic	19,186	17,713
Diluted	20,026	18,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	March 31, 2021	December 31, 2020
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$127,361	$119,328
Restricted cash	91	91
Accounts Receivable, net of allowance of $8,441 and $8,628	169,632	166,941
Inventories	103,407	97,071
Costs and estimated profits in excess of billings	14,415	18,459
Prepaid expenses and other current assets	7,534	4,548
Federal income taxes receivable	3,234	2,987
Total current assets	425,674	409,425
Property and equipment, net	54,110	56,899
Goodwill	261,927	261,767
Other intangible assets, net	76,008	80,088
Operating lease ROU assets	59,949	55,188
Other long-term assets	4,332	4,764
Total assets	$882,000	$868,131
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,300	$3,300
Trade accounts payable	70,650	64,849
Accrued wages and benefits	19,179	20,621
Customer advances	3,967	3,688
Billings in excess of costs and estimated profits	5,950	4,061
Short-term operating lease liabilities	17,590	15,891
Other current liabilities	35,645	34,729
Total current liabilities	156,281	147,139
Long-term debt, net of unamortized debt issuance costs	316,741	317,139
Long-term operating lease liabilities	41,267	38,010
Other long-term liabilities	2,930	2,930
Deferred income taxes	2,369	1,777
Total long-term liabilities	363,307	359,856
Total liabilities	519,588	506,995
Commitments and contingencies (Note 11)
Shareholders' Equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 19,200,923 and 19,208,067 outstanding	189	189
Additional paid-in capital	191,931	192,068
Retained earnings	186,426	186,078
Accumulated other comprehensive loss	(16,736)	(18,013)
Total DXP Enterprises, Inc. Equity	361,826	360,338
Noncontrolling interest	586	798
Total Equity	362,412	361,136
Total liabilities and Equity	$882,000	$868,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2021	2020
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to DXP Enterprises, Inc.	$371	$6,052
Less: net loss attributable to non-controlling interest	(212)	(62)
Net income	159	5,990
Reconciliation of net income to net cash provided (used in) by operating activities:
Depreciation	2,480	2,828
Amortization of intangible assets	4,146	3,197
Gain on sale of property and equipment	(246)	—
Provision for credit losses	(682)	28
Fair value adjustment on contingent consideration	—	13
Amortization of debt issuance costs	427	468
Stock compensation expense	380	904
Deferred income taxes	580	941
Changes in operating assets and liabilities:
Trade accounts receivable	(4,191)	(5,183)
Costs and estimated profits in excess of billings	4,052	(3,381)
Inventories	(6,310)	(849)
Prepaid expenses and other assets	(7,293)	(1,205)
Trade accounts payable and accrued expenses	9,934	3,599
Billings in excess of costs and estimated profits	1,884	(7,327)
Other long-term liabilities	3,257	(1,635)
Net cash provided by (used in) operating activities	$8,577	$(1,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(680)	(3,235)
Proceeds from the sale of property and equipment	1,297	—
Acquisition of business, net of cash acquired	—	(14,153)
Net cash provided by (used in) investing activities	$617	$(17,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(825)	(625)
Dividends paid	(23)	(23)
Payment for employee taxes withheld from stock awards	(517)	(94)
Net cash used in financing activities	$(1,365)	$(742)
Effect of foreign currency on cash	204	(1,730)
Net change in cash and restricted cash	8,033	(21,472)
Cash and restricted cash at beginning of period	119,419	54,326
Cash and restricted cash at end of period	$127,452	$32,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2019 (Restated)	$1	$15	$174	$157,886	$215,664	$1,146	$(19,954)	$354,932
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	904	—	—	—	904
Tax related items for share based awards	—	—	—	(94)	—	—	—	(94)
Issuance of shares of common stock	—	—	1	1,999	—	—	—	2,000
Currency translation adjustment	—	—	—	—	—	—	(1,163)	(1,163)
Net income	—	—	—	—	6,052	(62)	—	5,990
Balance at March 31, 2020 (Restated)	$1	$15	$175	$160,695	$221,693	$1,084	$(21,117)	$362,546

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2020 (Restated)	$1	$15	$189	$192,068	$186,078	$798	$(18,013)	$361,136
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	380	—	—	—	380
Tax related items for share based awards	—	—	—	(517)	—	—	—	(517)
Currency translation adjustment	—	—	—	—	—	—	1,277	1,277
Net income	—	—	—	—	371	(212)	—	159
Balance at March 31, 2021 (Restated)	$1	$15	$189	$191,931	$186,426	$586	$(16,736)	$362,412

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2020. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 22, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2021 and March 31, 2020, condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, condensed consolidated statements of cash flows for the three months ended March 31, 2021 and March 31, 2020, and condensed consolidated statement of equity for the three months ended March 31, 2021 and March 31, 2020. All such adjustments represent normal recurring items.

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

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously reported, the Company restated its consolidated balance sheets as of December 31, 2020 and 2019, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2020, 2019 and 2018. The restatement also affected periods prior to 2018. The impact of the restatement on such prior periods was reflected as a n adjustment to retained earnings as of January 1, 2018. In addition, the restatement impacts the first, second and third quarters of 2020 and the first quarter of 2021. The restated amounts for the comparable interim period in 2020 are presented below. The restatement corrects errors resulting from the failure to timely clear aged payables resulting from the Company's three-way match process discrepancies, the recognition of additional consideration related to a business combination, as well as certain additional adjustments that the Company has determined to be immaterial, both individually and in aggregate. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the year ended December 31, 2020, and the quarters ended March 31, 2020 and March 31, 2021, each of which is an “error” within the meaning of ASC Topic 250: Accounting Changes and Error Corrections.

The following tables presents the impact of the restatement adjustments described below on net income and comprehensive income for the quarter ended March 31, 2021 and 2020:

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	As previously reported			As previously reported
		Adjustments	As restated		Adjustments	As restated
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Sales	$245,616	$(29)	$245,587	$300,983	$—	$300,983
Cost of sales	174,007	(50)	173,957	216,998	871	217,869
Gross profit	71,609	21	71,630	83,985	(871)	83,114
Selling, general and administrative costs	65,397	—	65,397	73,070	(1,275)	71,795
Income before income taxes	1,399	21	1,420	7,372	404	7,776
Provision for income taxes	1,271	(10)	1,261	1,724	62	1,786
Net income	$128	$31	$159	$5,648	$342	$5,990

Basic earnings per share	$0.02	$—	$0.02	$0.32	$0.02	$0.34

Diluted earnings per share	$0.02	$—	$0.02	$0.31	$0.01	$0.32

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	As previously reported			As previously reported
		Adjustments	As restated		Adjustments	As restated
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net income	128	31	159	5,648	342	5,990
Total comprehensive income	5,234	(3,798)	1,436	4,485	342	4,827

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

Balance sheet adjustments related to purchase accounting and consolidation

On December 31, 2020, DXP closed on the acquisition of four businesses. The owners of two of the targets were eligible for true-up consideration based upon the closing financial results of calendar year 2020. This true-up consideration was paid in July 2021; however, the amount of true-up consideration was deemed to have been accrued as of the closing of the acquisitions. Therefore this adjustment resulted in an accrual for the true-up consideration and an increase in goodwill of $13.4 million.

As described above, the unvouchered purchase order discrepancies resulted in a reduction of accounts payable in the amount of $12.2 million as of December 31, 2020 and March 31, 2021.

During the consolidation of the four acquisitions closed on December 31, 2020, the Company improperly reflected the cash on hand at the targets as an increase in cumulative translation adjustment and other comprehensive income for approximately $2 million. This reclassification adjustment properly records the increase in cash and restricted cash upon closing. In addition, cumulative translation adjustment was also reduced by $1.8 million as a result of a reclassification associated with trade accounts receivable.

The following table presents the impact of the restatement adjustments on the Company’s previously reported balance sheets as of December 31, 2020 and March 31, 2021 on a condensed basis:

BALANCE SHEET (AT DECEMBER 31, 2020):	As Reported	Adjustments	As restated
Cash and restricted cash	$117,444	$1,975	$119,419
Accounts Receivable	163,429	3,512	166,941
Federal income taxes receivable	5,632	(2,645)	2,987
Goodwill	248,339	13,428	261,767
Total Assets	$851,861	$16,270	$868,131

Accounts Payable	$75,744	$(10,895)	$64,849
Other current liabilities	20,834	13,895	34,729
Deferred Taxes	1,777	—	1,777
Total Liabilities	$503,995	$3,000	$506,995
			—
Accumulated other comprehensive loss	$(21,842)	$3,829	$(18,013)
Retained Earnings	176,637	9,441	186,078
Equity	347,866	13,270	361,136
Total Liabilities & Equity	$851,861	$16,270	$868,131

	As
BALANCE SHEET (AT MARCH 31, 2021):	Reported	Adjustments	As restated
Cash and restricted cash	$127,452	$—	$127,452
Accounts Receivable	168,003	1,629	169,632
Federal income taxes receivable	5,773	(2,539)	3,234
Goodwill	248,499	13,428	261,927
Total Assets	$869,482	$12,518	$882,000

Accounts Payable	$81,595	$(10,945)	$70,650
Other current liabilities	21,775	13,870	35,645
Deferred Taxes	2,248	121	2,369
Total Liabilities	$516,542	$3,046	$519,588

Accumulated other comprehensive loss	$(16,736)		$(16,736)
Retained Earnings	176,954	9,472	186,426
Equity	352,940	9,472	362,412
Total Liabilities & Equity	$869,482	$12,518	$882,000

The table below presents the impact to Operating Cash Flows on a Condensed Basis as a result of the restatement for the periods ended March 31, 2021 and 2020:

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	As previously reported			As previously reported
		Adjustments	As restated		Adjustments	As restated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Net income	$128	$31	$159	$5,648	$342	$5,990
Reconciliation of net income to net cash provided (used in) by operating activities:
Deferred income taxes	459	121	580	928	13	941
Changes in operating assets and liabilities	3,460	(2,127)	1,333	(15,626)	(355)	(15,981)
Net cash provided by (used in) operating activities	$10,552	$(1,975)	$8,577	$(1,612)	$—	$(1,612)

NOTE 5 - LEASES

The Company frequently utilizes operating leases for buildings, vehicles, machinery and equipment. For more information on lease accounting, see Note 4 - Lease to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
Lease	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,058	$4,672
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	10,126	4,326

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	March 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$59,949	$55,188

Liabilities
Current operating	Short-term operating lease liabilities	17,590	15,891
Non-current operating	Long-term operating lease liabilities	41,267	38,010
Total operating lease liabilities		$58,857	$53,901

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

NOTE 8 – INCOME TAXES

Our effective tax rate from continuing operations was 88.8 percent for the three months ended March 31, 2021 compared to 23.3 percent for the three months ended March 31, 2020. Compared to the U.S. statutory rate for the three months ended March 31, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax was decreased by research and development tax credits and other credits. Compared to the U.S. statutory rate for the three months ended March 31, 2020, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and was partially offset by research and development tax credits, foreign tax credits, and other tax credits.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
	(Restated)	(Restated)
Basic:
Weighted average shares outstanding	19,186	17,713
Net income attributable to DXP Enterprises, Inc.	$371	$6,052
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$348	$6,029
Per share amount	$0.02	$0.34

Diluted:
Weighted average shares outstanding	19,186	17,713
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	20,026	18,553
Net income attributable to common shareholders	$348	$6,029
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$371	$6,052
Per share amount	$0.02	$0.32

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended March 31,
	2021				2020
	(Restated)				(Restated)
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$165,342	$—	$31,777	$197,119	$169,795	$—	$44,152	$213,947
Inventory services[2]	—	—	4,196	4,196	—	—	4,225	4,225
Staffing services[3]	21,027	—	—	21,027	12,790	—	—	12,790
Pump production[4]	—	23,245	—	23,245	—	70,021	—	70,021
Total Revenue	$186,369	$23,245	$35,973	$245,587	$182,585	$70,021	$48,377	$300,983
Income (loss) from operations	$22,137	$947	$2,323	$25,407	$17,330	$10,428	$3,755	$31,513

1Product sales that are recognized at a point in time.
2 Inventory management services that are recognized over the contract life.
3Staffing services that are invoiced on a day-rate basis.
4Custom pump production is recognized over time.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Restated)	(Restated)
Operating income for reportable segments	$25,407	$31,513
Adjustment for:
Amortization of intangible assets	4,146	3,197
Impairment and other charges	—	—
Corporate expenses	15,028	16,997
Income (loss) from operations	$6,233	$11,319
Interest expense	5,243	4,377
Other (income) expense, net	(430)	(834)
Income (loss) before income taxes	$1,420	$7,776

NOTE 13 - SUBSEQUENT EVENTS

On April 30, 2021, the Company completed the acquisition of Carter & Verplanck, LLC (“CVI”), a distributor of products and services exclusively focused on serving the water and wastewater markets. The acquisition of CVI was funded with cash on hand as well as issuing DXP's common stock and is subject to normal transaction adjustments for a transaction of this size and nature, including working capital true-ups.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2021 should be read in conjunction with our previous Annual Report on Form 10-K/A and our Quarterly Reports on Form 10-Q/A, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic and the impact of low commodity prices of oil and gas; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors, economic risks related to the impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K//A filed with the Securities and Exchange Commission on October 22, 2021. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

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

	Three Months Ended March 31,
	2021	%	2020	%
	(Restated)		(Restated)
Sales	$245,587	100.0%	$300,983	100.0%
Cost of sales	173,957	70.8%	217,869	72.4%
Gross profit	$71,630	29.2%	$83,114	27.6%
Selling, general and administrative expenses	65,397	26.6%	71,795	23.9%
Income (loss) from operations	$6,233	2.5%	$11,319	3.8%
Other (income) expense, net	(430)	(0.2)%	(834)	(0.3)%
Interest expense	5,243	2.1%	4,377	1.5%
Income (loss) before income taxes	$1,420	0.6%	$7,776	2.6%
Provision for income taxes (benefit)	1,261	0.5%	1,786	0.6%
Net income (loss)	$159	0.1%	$5,990	2.0%
Net income (loss) attributable to noncontrolling interest	(212)	(0.1)%	(62)	—
Net income attributable to DXP Enterprises, Inc.	$371	0.2%	$6,052	2.0%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings (loss) per share	0.02		$0.34
Diluted earnings (loss) per share	0.02		$0.32

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

	Three Months Ended March 31,
	2021	2020	Change	Change%
	(Restated)	(Restated)
Sales by Business Segment	(in thousands, except change%)
Service Centers	$186,369	$182,585	$3,784	2.1%
Innovative Pumping Solutions	23,245	70,021	(46,776)	(66.8)%
Supply Chain Services	35,973	48,377	(12,404)	(25.6)%
Total DXP Sales	$245,587	$300,983	$(55,396)	(18.4)%

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

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2021 increased by approximately 155 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired in December 2020, gross profit as a percentage of sales increased by approximately 135 basis points. The increase in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 616 basis point increase in the gross profit percentage in our IPS segment, a 102 basis point increase in the gross profit percentage in our SC segment and a 22 basis point increase in the gross profit percentage in our SCS segment.

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

Service Centers segment. As a percentage of sales, the first quarter gross profit percentage for the Service Centers increased approximately 121 basis points and increased approximately 102 basis points, adjusting for the businesses acquired, from the prior year's corresponding period. This was primarily as a result of sales mix and price increases from vendors. Gross profit for the Service Centers segment excluding businesses acquired decreased $5.4 million, or 10.4%, during the first quarter of 2021 compared to the prior year’s corresponding period. The decrease in gross profit is primarily the result of the decline in sales due to the items discussed above.

Supply Chain Services segment. Gross profit as a percentage of sales for the SCS segment increased approximately 22 basis points compared to the prior year's corresponding period. Gross profit for the first quarter of 2020 decreased $2.7 million or 24.9% compared to the prior year's corresponding period, primarily the result of the decline in sales due to the items discussed above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended March 31, 2021 decreased by approximately $6.4 million, or 8.9%, to $65.4 million from $71.8 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $4.9 million. Excluding expenses from businesses acquired in December 2020, SG&A for the quarter decreased by $11.3 million, or 15.7%. The overall decrease in SG&A is primarily the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with the COVID-19 pandemic and depressed demand in oil and gas markets.

OPERATING INCOME. Operating income for the first quarter of 2021 decreased by $5.1 million to $6.2 million, from $11.3 million in the prior year's corresponding period. This decrease in operating income is primarily related to the above mentioned decrease in sales.

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

INCOME TAXES. Our effective tax rate from continuing operations was 88.8 percent for the three months ended March 31, 2021 compared to 23.3 percent for the three months ended March 31, 2020. Compared to the U.S. statutory rate for three months ended March 31, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax was decreased by research and development tax credits and other credits. Compared to the U.S. statutory rate for three months ended March 31, 2020, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions which required an increase in reserves. The effective tax rate was partially offset by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of March 31, 2021, we had cash and restricted cash of $127.5 million and credit facility availability of $131.2 million. We have a $135.0 million asset-based loan facility, offset by letters of credit of $3.8 million, that is due to mature in August 2022, under which we had no borrowings outstanding as of March 31, 2021 and a Term Loan B with $329.2 million in borrowings.

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

The following table summarizes our net cash flows generated by or used in operating activities, net cash provided by or used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Cash Provided by (Used in):	(Restated)
Operating Activities	$8,577	$(1,612)
Investing Activities	617	(17,388)
Financing Activities	(1,365)	(742)
Effect of Foreign Currency	204	(1,730)
Net Change in Cash	$8,033	$(21,472)

Operating Activities

The Company generated $8.6 million of cash in operating activities during the three months ended March 31, 2021 compared to $1.6 million use of cash during the prior year's corresponding period. The $10.2 million increase in the amount of cash provided between the two periods was primarily driven by the collections of receivables associated with trade accounts receivables and reductions in long-term project work which resulted in lower costs in-excess of billings.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2020. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K/A filed with the Securities and Exchange Commission on October 22, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk,' of our Annual Report on Form 10-K/A for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective, as of March 31, 2021. However, subsequent to that assessment, management identified a material weakness in our internal controls as we did not have adequate internal controls that ensure timely clearing of aged accounts payables arising from three-way match exceptions for items ordered through purchase orders. In connection with the correction associated with aged accounts payable, management identified a material weakness in the design of the Company’s controls around journal entries, specifically requiring review and approval by senior management with the requisite experience, authority and competence to determine the proper conclusion. In addition, management identified a material weakness around business combination accounting, specifically as it relates to the identification of all agreements and their impact on the transaction and future consideration and disclosure. Consequently, management re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and has concluded that our disclosure controls and procedures were not effective as of that date because of such material weaknesses.

Remediation Plan and Status for Material Weakness

In response to the identified material weakness, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting and has taken immediate action to remediate the material weaknesses identified. Certain remedial actions have been completed including ongoing involvement of outside advisors, reassessment of application controls within our accounts payable procure-to-pay platform and training programs around the issuance of purchase orders. The Company will further enhance these controls over the remainder of 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K/A for the year end December 31, 2020.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021 formatted in Inline XBRL.

Exhibits designated by the symbol * are filed or furnished with this Quarterly Report on Form 10-Q/A. All exhibits not so designated are incorporated by reference to a prior filing with the Commission as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXP ENTERPRISES, INC.
(Registrant)
By: /s/ Kent Yee
Kent Yee
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)

Dated: November 3, 2021