Form 10-Q
period 2021-06-30
DXP ENTERPRISES INC
filed 2021-11-05
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2021
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock outstanding as of August 31, 2021: 18,570,840 par value $0.01 per share.

EXPLANATORY NOTE

DXP Enterprises, Inc. (collectively with its subsidiaries, the “Company”) filed Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021 (“2020 Form 10-K”). This Form 10-Q should be read in conjunction with the Form 10-K/A, as filed with the SEC on October 22, 2021. The historical periods presented in this Form 10-Q reflect adjustments to the information presented in the Company’s previously-filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

In addition, the Company's consolidated financial statements for the periods covered in the quarter and six-months ended June 30, 2020 have also been restated to correct certain immaterial adjustments. These adjustments primarily reflect proper cut-off for direct ship sales to customers and credit card payments, and adjustments for inventory obsolescence reserves. The impacts of the restatement on our Unaudited Condensed Consolidated Statements of Operations and Balance Sheets are detailed in Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

The Company is also revising its disclosures in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” to reflect corresponding changes.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Sales	$285,691	$251,401	$531,278	$552,384
Cost of sales	200,413	181,320	374,370	399,189
Gross profit	85,278	70,081	156,908	153,195
Selling, general and administrative expenses	70,432	62,943	135,829	134,738
Income from operations	14,846	7,138	21,079	18,457
Other (income) expense	(105)	133	(535)	(701)
Interest expense	5,337	3,930	10,580	8,307
Income before income taxes	9,614	3,075	11,034	10,851
Provision for income taxes	1,684	710	2,945	2,496
Net income	7,930	2,365	8,089	8,355
Net loss attributable to noncontrolling interest	(189)	(62)	(401)	(124)
Net income attributable to DXP Enterprises, Inc.	8,119	2,427	8,490	8,479
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$8,097	$2,405	$8,445	$8,434

Net income	$7,930	$2,365	$8,089	$8,355
Currency translation adjustments	1,327	1,395	2,604	232
Comprehensive income	$9,257	$3,760	$10,693	$8,587

Earnings per share (Note 9) :
Basic	$0.42	$0.14	$0.44	$0.48
Diluted	$0.41	$0.13	$0.42	$0.45
Weighted average common shares outstanding :
Basic	19,291	17,735	19,239	17,719
Diluted	20,131	18,575	20,079	18,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	June 30, 2021	December 31, 2020
ASSETS		(Restated)
Current assets:
Cash	$79,169	$119,328
Restricted cash	91	91
Accounts Receivable, net of allowance of $7,948 and $8,628	193,657	166,941
Inventories	103,447	97,071
Costs and estimated profits in excess of billings	16,718	18,459
Prepaid expenses and other current assets	6,914	4,548
Federal income taxes receivable	3,689	2,987
Total current assets	403,685	409,425
Property and equipment, net	52,456	56,899
Goodwill	300,643	261,767
Other intangible assets, net	83,175	80,088
Operating lease ROU assets	56,173	55,188
Other long-term assets	5,448	4,764
Total assets	$901,580	$868,131
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,300	$3,300
Trade accounts payable	80,208	64,849
Accrued wages and benefits	26,240	20,621
Customer advances	7,426	3,688
Billings in excess of costs and estimated profits	2,300	4,061
Short-term operating lease liabilities	17,512	15,891
Other current liabilities	50,438	34,729
Total current liabilities	187,424	147,139
Long-term debt, net of unamortized debt issuance costs	316,343	317,139
Long-term operating lease liabilities	37,907	38,010
Other long-term liabilities	2,930	2,930
Deferred income taxes	2,867	1,777
Total long-term liabilities	360,047	359,856
Total liabilities	547,471	506,995
Commitments and contingencies (Note 10)
Shareholders' equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,558,674 and 19,208,067 outstanding	194	189
Additional paid-in capital	203,562	192,068
Retained earnings	194,523	186,078
Accumulated other comprehensive loss	(15,409)	(18,013)
Treasury stock, at cost 1,014,053 shares at June 30, 2021	(29,174)	—
Total DXP Enterprises, Inc. equity	353,712	360,338
Noncontrolling interest	397	798
Total equity	354,109	361,136
Total liabilities and equity	$901,580	$868,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net income attributable to DXP Enterprises, Inc.	$8,490	$8,479
Less: net loss attributable to non-controlling interest	(401)	(124)
Net income	8,089	8,355
Reconciliation of net income to net cash provided (used in) by operating activities:
Depreciation	5,132	5,747
Amortization of intangible assets	8,452	6,243
Gain on sale of property and equipment	(246)	—
Provision for credit losses	(637)	434
Payment of contingent consideration liability in excess of acquisition-date fair value	(145)	(136)
Fair value adjustment on contingent consideration	—	25
Amortization of debt issuance costs	854	937
Stock compensation expense	840	1,887
Deferred income taxes	1,068	188
Net change in operating assets and liabilities	(7,201)	38,084
Net cash provided by operating activities	$16,206	$61,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,526)	(5,133)
Proceeds from the sale of property and equipment	1,297	123
Acquisition of business, net of cash acquired	(44,435)	(14,153)
Net cash used in investing activities	$(44,664)	$(19,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(1,650)	(16,250)
Issuance of Common Stock- shares sold in public market	—	1,142
Payment for contingent consideration liability	(955)	(1,864)
Dividends paid	(45)	(45)
Purchase of treasury stock	(8,769)	—
Payment for employee taxes withheld from stock awards	(585)	(116)
Net cash used in financing activities	$(12,004)	$(17,133)
Effect of foreign currency on cash	303	(1,025)
Net change in cash and restricted cash	(40,159)	24,443
Cash and restricted cash at beginning of period	119,419	54,326
Cash and restricted cash at end of period	$79,260	$78,769

Supplemental schedule of non-cash investing and financing activities:
Shares issued for the acquisition of CVI (Note 12)	$8,859	$—
Share repurchase agreement	$20,405	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at March 31, 2020 (Restated)	$1	$15	$175	$160,695	$221,693	$—	$1,084	$(21,117)	$362,546
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Compensation expense for restricted stock	—	—	—	956	—	—	—	—	956
Stock compensation expense	—			27	—	—	—	—	27
Tax related items for share based awards	—	—	—	(22)	—	—	—	—	(22)
Issuance of common stock sold in public markets, net of commissions and fees	—	—	—	1,142	—	—	—	—	1,142
Currency translation adjustment	—	—	—	296	(227)	—	—	1,395	1,464
Net income (As restated)	—	—	—	—	2,427	—	(62)	—	2,365
Balance at June 30, 2020 (Restated)	$1	$15	$175	$163,094	$223,871	$—	$1,022	$(19,722)	$368,456

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2019 (Restated)	$1	$15	$174	$157,886	$215,664	$—	$1,146	$(19,954)	$354,932
Preferred dividends paid	—	—	—	—	(45)	—	—	—	(45)
Compensation expense for restricted stock	—	—	—	1,860	—	—	—	—	1,860
Stock compensation expense	—	—	—	27	—	—	—	—	27
Tax related items for share based awards	—	—	—	(116)	—	—	—	—	(116)
Issuance of shares of common stock	—	—	1	1,999	—	—	—	—	2,000
Issuance of common stock sold in public markets, net of commissions and fees	—	—	—	1,142	—	—	—	—	1,142
Currency translation adjustment	—	—	—	296	(227)	—		232	301
Net income (As restated)	—	—	—	—	8,479	—	(124)	—	8,355
Balance at June 30, 2020 (Restated)	$1	$15	$175	$163,094	$223,871	$—	$1,022	$(19,722)	$368,456

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at March 31, 2021 (Restated)	$1	$15	$189	$191,931	$186,426	$—	$586	$(16,736)	$362,412
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Compensation expense for restricted stock	—	—	—	460	—	—	—	—	460
Tax related items for share based awards	—	—	—	(69)	—	—	—	—	(69)
Issuance of shares of common stock	—	—	5	11,240	—	—	—	—	11,245
Currency translation adjustment	—	—	—	—	—	—	—	1,327	1,327
Purchase of treasury stock	—	—	—	—	—	(29,174)	—	—	(29,174)
Net income	—	—	—	—	8,119	—	(189)	—	7,930
Balance at June 30, 2021	$1	$15	$194	$203,562	$194,523	$(29,174)	$397	$(15,409)	$354,109

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2020 (Restated)	$1	$15	$189	$192,068	$186,078	$—	$798	$(18,013)	$361,136
Preferred dividends paid	—	—	—	—	(45)	—	—	—	(45)
Compensation expense for restricted stock	—	—	—	840	—	—	—	—	840
Tax related items for share based awards	—	—	—	(586)	—	—	—	—	(586)
Issuance of shares of common stock	—	—	5	11,240	—	—	—	—	11,245
Currency translation adjustment	—	—	—	—	—	—	—	2,604	2,604
Purchase of treasury stock	—	—	—	—	—	(29,174)	—	—	(29,174)
Net income	—	—	—	—	8,490	—	(401)	—	8,089
Balance at June 30, 2021	$1	$15	$194	$203,562	$194,523	$(29,174)	$397	$(15,409)	$354,109

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2020. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 22, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2021 and June 30, 2020, condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, condensed consolidated statements of cash flows for the six months ended June 30, 2021 and June 30, 2020, and condensed consolidated statement of equity for the six months ended June 30, 2021 and June 30, 2020. All such adjustments represent normal recurring items.

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

All other new accounting pronouncements that have been issued, but not yet effective, are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously reported, the Company restated its consolidated balance sheets as of December 31, 2020 and 2019, and consolidated statements of operations and comprehensive income, equity and cash flows for the years ended December 31, 2020, 2019 and 2018. The restatement also affected periods prior to 2018. The impact of the restatement on such prior periods was reflected as an adjustment to retained earnings as of January 1, 2018. In addition, the restatement impacts the first, second and third quarters of 2020 and the first quarter of 2021. The restated amounts for the comparable interim period in 2020 are presented below. The restatement corrects errors resulting from the failure to timely clear aged payables resulting from the Company's three-way match process discrepancies, the recognition of additional consideration related to a business combination, as well as certain additional errors that the Company has determined to be immaterial, both individually and in aggregate. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the year ended December 31, 2020, and the quarter ended June 30, 2020, each of which is an “error” within the meaning of ASC Topic 250: Accounting Changes and Error Corrections.

The following tables presents the impact of the restatement adjustments described below on net income and comprehensive income for the quarter and the six months ended June 30, 2020:

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Sales	$251,401		$251,401	$552,384		$552,384
Cost of sales	181,705	(385)	181,320	398,703	486	399,189
Gross profit	69,696	385	70,081	153,681	(486)	153,195
Selling, general and administrative costs	62,943	—	62,943	136,013	(1,275)	134,738
Income before income taxes	2,690	385	3,075	10,062	789	10,851
Provision for income taxes	610	100	710	2,334	162	2,496
Net income	$2,080	$285	$2,365	$7,728	$627	$8,355

Basic earnings per share	$0.12		$0.14	$0.44		$0.48

Diluted earnings per share	$0.12		$0.13	$0.42		$0.45

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	As previously			As previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net income	$2,080	$285	$2,365	$7,728	$627	$8,355
Total comprehensive income	$3,475	$285	$3,760	$7,960	$627	$8,587

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
As described above, the unvouchered purchase order discrepancies resulted in a reduction of accounts payable in the amount of $12.2 million as of December 31, 2020.

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

The following table presents the impact of the restatement adjustments on the Company’s previously reported balance sheet as of December 31, 2020 on a condensed basis:

	As		As
BALANCE SHEET (AT DECEMBER 31, 2020):	Reported	Adjustments	Restated
Cash and restricted cash	$117,444	$1,975	$119,419
Accounts Receivable	163,429	3,512	166,941
Inventory	97,071	—	97,071
Federal income taxes receivable	5,632	(2,645)	2,987
Goodwill	248,339	13,428	261,767
Total Assets	$851,861	$16,270	$868,131

Accounts Payable	75,744	(10,895)	64,849
Other current liabilities	20,834	13,895	34,729
Total Liabilities	$503,995	$3,000	$506,995

Cumulative Translation Adjustment	(21,842)	3,829	(18,013)
Retained Earnings	176,637	9,441	186,078
Equity	347,866	13,270	361,136
Total Liabilities & Equity	$851,861	$16,270	$868,131

The table below presents the impact to Operating Cash Flows on a Condensed Basis as a result of the restatement for the period ended June 30, 2020:

	For the Six Months Ended June 30, 2020
	As Previously
	Reported	Adjustments	As Restated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Net income	$7,728	$627	$8,355
Reconciliation of net income to net cash provided by operating activities:
Changes in operating assets and liabilities	38,711	(627)	38,084
Net cash provided by operating activities	$61,764		$61,764

NOTE 5 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$105,763	$105,527
Work in process	22,076	17,021
Obsolescence reserve	(24,392)	(25,477)
Inventories	$103,447	$97,071

NOTE 6 – COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

Under our customized pump production and long-term water and wastewater project contracts in our IPS segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contract assets are presented as “Cost and estimated profits in excess of billings” on our condensed consolidated balance sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our condensed consolidated balance sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$56,184	$36,969
Estimated profits, thereon	18,878	6,711
Total	75,062	43,680
Less: billings to date	60,641	29,315
Net	$14,421	$14,365

Such amounts were included in the accompanying condensed Consolidated Balance Sheets for June 30, 2021 and December 31, 2020 under the following captions (in thousands):

	June 30, 2021	December 31, 2020
Costs and estimated profits in excess of billings	$16,718	$18,459
Billings in excess of costs and estimated profits	(2,300)	(4,061)
Translation adjustment	3	(33)
Net	$14,421	$14,365

During the six months ended June 30, 2021, $3.8 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Our effective tax rate from continuing operations was 17.4 percent for the three months ended June 30, 2021 compared to a tax expense of 23.1 percent for the three months ended June 30, 2020. Compared to the U.S. statutory rate for the three months ended June 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax was decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended June 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and was partially offset by research and development tax credits and other tax credits.

Our effective tax rate from continuing operations was a tax expense of 26.7 percent for the six months ended June 30, 2021 compared to a tax expense of 23.0 percent for the six months ended June 30, 2020. Compared to the U.S. statutory rate for the six months ended June 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax was decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the six months ended June 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, and nondeductible expenses and was partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	328,350	328,350	330,000	325,875
Total long-term debt	328,350	328,350	330,000	325,875
Less: current portion	(3,300)	(3,300)	(3,300)	(3,259)
Long-term debt less current maturities	$325,050	$325,050	$326,700	$322,616

(1) Carrying value amounts do not include unamortized debt issuance costs of $8.7 million and $9.6 million for June 30, 2021 and December 31, 2020, respectively.

Credit Agreements

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver") a $50.0 million increase above the $85.0 million original revolver. The Increase Agreement amends and supplements that certain Loan and Security Agreement, dated as of August 29, 2017. As of June 30, 2021, the Company had no amount outstanding under the ABL Revolver and had $131.3 million of borrowing capacity, net of the impact of outstanding letters of credit.

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

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of June 30, 2021.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:		(Restated)		(Restated)
Weighted average shares outstanding	19,291	17,735	19,239	17,719
Net income attributable to DXP Enterprises, Inc.	$8,119	$2,427	$8,490	$8,479
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$8,097	$2,405	$8,445	$8,434
Per share amount	$0.42	$0.14	$0.44	$0.48

Diluted:
Weighted average shares outstanding	19,291	17,735	19,239	17,719
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	20,131	18,575	20,079	18,559
Net income attributable to common shareholders	$8,097	$2,405	$8,445	$8,434
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc.	$8,119	$2,427	$8,490	$8,479
Per share amount	$0.41	$0.13	$0.42	$0.45

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

NOTE 11 - SEGMENT REPORTING

The Company's reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing maintenance, repair and operating MRO products, equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, re-manufactures pumps, manufactures branded private label pumps and provides products and process lines for the water and wastewater treatment industries. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of inter-segment eliminations.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended June 30,
	2021				2020
					(Restated)
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$185,489	$—	$35,068	$220,557	$144,286	$—	$32,988	$177,274
Inventory services[2]	—	—	4,263	4,263	—	—	4,086	4,086
Staffing services[3]	24,144	—	—	24,144	9,562	—	—	9,562
Pump production and delivery[4]	—	36,727	—	36,727	—	60,479	—	60,479
Total Revenue	$209,633	$36,727	$39,331	$285,691	$153,848	$60,479	$37,074	$251,401
Income from operations	$26,300	$4,803	$3,488	$34,591	$14,050	$8,565	$3,353	$25,968

	Six Months Ended June 30,
	2021				2020
					(Restated)
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$350,831	$—	$66,845	$417,676	$314,081	$—	$77,140	$391,221
Inventory services[2]	—	—	8,459	8,459	—	—	8,311	8,311
Staffing services[3]	45,171	—	—	45,171	22,352	—	—	22,352
Pump production and delivery[4]	—	59,972	—	59,972	—	130,500	—	130,500
Total Revenue	$396,002	$59,972	$75,304	$531,278	$336,433	$130,500	$85,451	$552,384
Income from operations	$48,437	$5,751	$5,810	$59,998	$31,379	$18,993	$7,108	$57,480

1Product sales that are recognized at a point in time.
2 Inventory management services that are recognized over the contract life.
3Staffing services that are invoiced on a day-rate basis.
4Custom pump production and delivery is recognized over time.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Operating income for reportable segments	$34,591	$25,968	$59,998	$57,480
Adjustment for:
Amortization of intangible assets	4,306	3,046	8,452	6,243
Corporate expenses	15,439	15,784	30,467	32,780
Income from operations	$14,846	$7,138	21,079	18,457
Interest expense	5,337	3,930	10,580	8,307
Other (income) expense, net	(105)	133	(535)	(701)
Income before income taxes	$9,614	$3,075	$11,034	$10,851

NOTE 12 - BUSINESS ACQUISITIONS

On April 30, 2021, the Company completed the acquisition of Carter & Verplanck, LLC (“CVI”), a distributor of products and services exclusively focused on serving the water and wastewater markets. The acquisition of CVI was funded with cash on hand as well as issuing DXP's common stock. The Company paid approximately $49.7 million in cash and stock. For the six months ended June 30, 2021, CVI contributed sales of $5.2 million and net income of $1.1 million. A majority of CVI's sales are project-based work under the percentage-of-completion accounting model. As a result, CVI has been included in the IPS segment.

Purchase Price Consideration (in millions)	Total Consideration

Cash payments	$40.8
Fair value of stock issued	8.9
Total purchase price consideration	$49.7

The fair value of the approximately 352,000 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date, adjusted for holding restrictions following consummation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Accounts receivable	$4,397
Costs in excess of billings	2,484
Non-compete agreements	730
Customer relationships	10,676
Goodwill	38,612
Property and equipment	85
Other assets	2,456
Assets acquired	$59,440
Current liabilities assumed	(9,781)
Net assets acquired	$49,659

The following represents the pro forma unaudited revenue and earnings as if CVI had been included in the consolidated results of the Company for the six months ended June 20, 2020 and 2021, respectively:

	Six months Ended June 30,
	2020	2021
	(in thousands/unaudited)
Revenue	$558,630	$536,576
Net income	$7,938	$8,010

Of the $50 million of acquired intangible assets, $0.7 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, coincident with the terms of the agreements. In addition, $10.7 million was assigned to customer relationships, and will be amortized over a period of 8 years. The $38.6 million of goodwill was assigned to the Innovative Pumping Solutions segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of CVI. None of the goodwill is expected to be deductible for income tax purposes.

The fair value of accounts receivables acquired is $4.4 million, which approximated book value.

The Company recognized less than $200,000 of acquisition related costs that were expensed in the current period. These costs are included in the consolidated income statement in Selling, General and Administrative costs. The Company also recognized an immaterial amount in costs associated with issuing the shares issued as consideration in the business combination. Those costs were deducted from the recognized proceeds of issuance within stockholders’ equity.

NOTE 13 - SHARE REPURCHASE

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the three and six months ended June 30, 2021, the Company repurchased 1.0 million shares of common stock for $29.2 million at an average price of $28.77 per share.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal installments beginning on June 15, 2021. The remaining three installments totaling $20.4 million were included in other current liabilities as of June 30, 2021.

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions, except per share data)	2021	2021
Total number of shares purchased	1.0	1.0
Amount paid	$29.2	$29.2
Average price paid per share	$28.77	$28.77

NOTE 14 - SUBSEQUENT EVENTS

On July 1, 2021, the Company completed the acquisition of Process Machinery, LLC (“Process Machinery”), a distributor of pumps, mechanical seals, tank, filters and related process equipment that focuses on serving the chemical, power, pulp & paper, mining, metals and food processing industries. The acquisition of Process Machinery was funded with cash on hand as well as issuing DXP's common stock. The Company paid approximately $10 million in cash and stock.

In September 2021, the Company completed the acquisition of Premier Water, a distributor and provider of products and services exclusively focused on serving the water and wastewater treatment markets in North and South Carolina.The acquisition was also funded with a combination of cash on hand and stock. The Company paid approximately $6 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and six months ended June 30, 2021 should be read in conjunction with our previous Annual Report on Form 10-K/A and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic and the impact of low commodity prices of oil and gas; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors, economic risks related to the impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 22, 2021. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

CURRENT MARKET CONDITIONS AND OUTLOOK

General
DXP Enterprises, Inc. is a business-to-business distributor of maintenance, repair and operating and production ("MROP") products and services to a variety of customers in different end markets primarily across North America. Additionally, we fabricate, remanufacture and assemble custom pump packages along with manufacturing branded private label pumps.

COVID-19 Pandemic Impact
The pandemic continued to have a significant impact on our business for the six months ended June 30, 2021. The marketplace broadly, and the Company specifically, continued to operate with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate continued to normalize and re-open. This improved the outlook of the manufacturing and industrial customers that support our traditional branch and onsite business. Although the rate of improvement remains gradual and the overall activity level remains below pre-pandemic levels, DXP is seeing a modest improvement from monthly lows experienced in July of 2020.

The COVID-19 pandemic caused significant disruptions in the U.S. and global markets, and the full extent of the impacts is still unknown and will depend on a number of developments, including any continued spread of the virus and its variants, the availability of and use of vaccines, and the impact of governmental measures to combat the spread of the virus (such as mask mandates or social distancing requirements) and to promote economic stability and recovery. The initial recovery from the

COVID-19 pandemic has been accompanied by a resurgence in demand as industries re-open, which is currently straining global supply chains, raw material and labor availability, and transportation efficiency. DXP’s businesses and its major facilities have remained operational during the pandemic as customers relied on DXP’s products and services to keep their businesses up and running.

While the COVID-19 pandemic continues to impact global markets and the needs of customers, employees, suppliers and communities continue to change, the Company’s efforts and business plans will evolve accordingly. DXP is focused on serving customers and communities in addressing the pandemic and providing products to assist in the ongoing recovery, supporting the needs and safety of employees and ensuring the Company continues to operate with a strong financial position. As more vaccine is distributed and mask mandates evolve, the Company continues to monitor and refine its product assortment and actions to support customers’ return to regular operations.The COVID-19 pandemic has impacted and is likely to continue impacting our businesses and operations as well as the operations of our customers and suppliers. From a customer perspective, business re-openings, production and related activity throughout the quarter varied based on geography, industry and regional COVID-19 pandemic conditions. The Company's major operational facilities and infrastructure (i.e. distribution centers, branches, and on-site logistic partners) are remaining operational with limited disruptions, while adhering to strict safety and social-distancing protocols. In addition, the Company has prioritized maintaining all facilities safe for customers and employees to work and interact. Many of our employees, depending on local conditions and regulations, have returned to a work-from-office environment, and we expect that trend to continue in the near term.

As of the end of the second quarter of 2021, we have remained undrawn on our $135 million bank revolver; and it remains available for use in the event a need arises. In response to easing restrictions and the continued vaccination efforts, we continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that we have remained nimble and are poised to remain opportunistic during the recovery.

Matters Affecting Comparability
There were 63 business days in the three months ended June 30, 2021 and June 30, 2020. There were 126 business days in the six months ended June 30, 2021 and 127 business days in the six months ended June 30, 2020.

Outlook

Service Centers & Supply Chain Services Segments
The replacement and mission-critical nature of our products and services within the Company's Service Centers and Supply Chain Services business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. Economic conditions remain uncertain with regard to COVID-19, and its impact on various end markets, however, recent order activity has begun to improve as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. In the second quarter of 2021, we had approximately $249.0 million in sales in our Service Centers and Supply Chain Services segment, an increase of approximately 30.4 percent over the the second quarter of 2020. While the Company continues to expect choppiness as the economy gradually gains confidence with COVID-19 vaccines, we expect financial results to continually improve with interim periods of potential setback.

Innovative Pumping Solutions Segment
To date, the Company's Innovative Pumping Solutions segment has been able to absorb the pandemic with small workforce reductions or furloughs, which positions the Company for accelerated growth once recovery is clear within Innovative Pumping Solutions. The oil and gas industry continues to be impacted by the COVID-19 pandemic, along with other industry specific factors including environmental concerns and issues.

In the first half of 2021, we began to see an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to demand recovery has led to higher commodity prices and although demand levels remain below pre-pandemic levels, there is growing confidence of returning to 2019 levels in the coming years. Also, contributing to the improvement in oil prices has been cooperation within OPEC to implement production cuts over the last year; however, it was recently announced that OPEC intends to increase production beginning in August 2021, that will continue into late 2022 to match increasing demand expectations. Demand recovery could still possibly slow or pause as a result of additional waves of pandemic outbreak or heightened pandemic control measures. Over the longer term, we could also experience a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact.

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

	Three Months Ended June 30,
	2021	%	2020	%
			(Restated)
Sales	$285,691	100.0%	$251,401	100.0%
Cost of sales	200,413	70.2%	181,320	72.1%
Gross profit	$85,278	29.8%	$70,081	27.9%
Selling, general and administrative expenses	70,432	24.7%	62,943	25.0%
Income from operations	$14,846	5.2%	$7,138	2.8%
Other (income) expense, net	(105)	—%	133	0.1%
Interest expense	5,337	1.9%	3,930	1.6%
Income before income taxes	$9,614	3.4%	$3,075	1.2%
Provision for income taxes	1,684	0.6%	710	0.3%
Net income	$7,930	2.8%	$2,365	0.9%
Net loss attributable to noncontrolling interest	(189)	—	(62)	—
Net income attributable to DXP Enterprises, Inc.	$8,119	2.8%	$2,427	1.0%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.42		$0.14
Diluted earnings per share	0.41		$0.13

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

SALES. Sales for the three months ended June 30, 2021 increased $34.3 million, or 13.6 percent, to approximately $285.7 million from $251.4 million for the prior year's corresponding period. Sales from businesses acquired in December 2020 and April 2021 accounted for $37.7 million of the sales for the three months ended June 30, 2021. This overall sales increase is the result of an increase in sales in our SC and SCS segments of $55.8 million and $2.3 million, partially offset by a decrease in sales of $23.8 million in our IPS segment. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended June 30,
	2021	2020	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$209,633	$153,848	$55,785	36.3%
Innovative Pumping Solutions	36,727	60,479	(23,752)	(39.3)%
Supply Chain Services	39,331	37,074	2,257	6.1%
Total DXP Sales	$285,691	$251,401	$34,290	13.6%

Service Centers segment. Sales for the SC segment increased by approximately $55.8 million, or 36.3 percent for the three months ended June 30, 2021 compared to the prior year's corresponding period. Excluding $32.5 million of second quarter 2021 SC segment sales from businesses acquired in December 2020, Service Centers segment sales for the second quarter increased $23.3 million, or 15.1 percent from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, metal working, and bearings and power transmission products to customers engaged in variety of markets compared due to the negative economic impacts of the COVID-19 pandemic on 2020 sales results.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $23.8 million, or 39.3 percent for the three months ended June 30, 2021 compared to the prior year's corresponding period. Excluding $5.2 million of second quarter 2021 IPS segment sales from a business acquired in April 2021, IPS segment sales for the second quarter decreased $28.9 million, or 47.8 percent from the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production previously announced due to the negative economic impacts of the COVID-19 pandemic.

Supply Chain Services segment. Sales for the SCS segment increased by $2.3 million, or 6.1%, for the three months ended June 30, 2021, compared to the prior year's corresponding period. The improved sales is primarily related to increased sales to customers in the food & beverage, general manufacturing and aerospace industries, compared to the negative economic impacts of the COVID-19 pandemic on 2020 sales results.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2021 increased by approximately 197 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales increased by approximately 175 basis points. The increase in the gross profit percentage, excluding the businesses acquired, is primarily the result of an approximate a 253 basis point increase in the gross profit percentage in our SC segment, 19 basis point increase in the gross profit percentage in our IPS segment, and a 11 basis point decrease in the gross profit percentage in our SCS segment.

Service Centers segment. As a percentage of sales, the second quarter gross profit percentage for the SC increased approximately 247 basis points. Adjusting for the businesses acquired, gross profit as a percentage of sales increased approximately 253 basis points from the prior year's corresponding period. This was primarily as a result of volume increases and product mix. Gross profit for the Service Centers segment, excluding businesses acquired, increased $11.1 million, or 25.4 percent, during the second quarter of 2021 compared to the prior year’s corresponding period. The increase in gross profit is primarily the result of the improvement in sales due to the items discussed above.

Innovative Pumping Solutions segment. As a percentage of sales, the second quarter gross profit percentage for the IPS segment increased approximately 129 basis points. Adjusting for the business acquired, gross profit as a percentage of sales increased approximately 19 basis points from the prior year's corresponding period. The increase in gross profit percentage is primarily due to a mix shift (higher margin international work and domestic water and wastewater projects). Gross profit dollars decreased $8.2 million, excluding business acquired, primarily as a result of a decrease in utilization as a result of significantly reduced capital expenditure budgets by our customers associated with the negative economic impacts of the COVID-19 pandemic.

Supply Chain Services segment. Gross profit as a percentage of sales for the SCS segment decreased approximately 11 basis points compared to the prior year's corresponding period. Gross profit for the second quarter of 2021 increased $0.5 million or 5.6% compared to the prior year's corresponding period, primarily the result of the improvement in sales due to the items discussed above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended June 30, 2021 increased by approximately $7.5 million, or 11.9%, to $70.4 million from $62.9 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $6.0 million. Excluding expenses from businesses acquired, SG&A for the quarter increased by $1.5 million, or 2.3%. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity associated with recovery from the negative economic impacts of the COVID-19 pandemic.

OPERATING INCOME. Operating income for the second quarter of 2021 increased by $7.7 million to $14.8 million, from $7.1 million in the prior year's corresponding period. This increase in operating income is primarily related to the above mentioned increase in sales and profitability with SC and IPS.

INTEREST EXPENSE. Interest expense for the second quarter of 2021 increased $1.4 million compared with the prior year's corresponding period primarily due to a higher principal balance for the three months ended June 30, 2021 compared to the prior year's corresponding period as a result of the Company entering into a new term loan in December 2020. This was partially offset by lower LIBOR rates for the three months ended June 30, 2021.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 17.4 percent for the three months ended June 30, 2021 compared to a tax expense of 23.1 percent for the three months ended June 30, 2020. Compared to the U.S. statutory rate for the three months ended June 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions which required an increase in reserves. The effective tax rate was partially offset by research and development tax credits and other tax credits.

	Six Months Ended June 30,
	2021	%	2020	%
			(Restated)
Sales	$531,278	100.0%	$552,384	100.0%
Cost of sales	374,370	70.5%	399,189	72.3%
Gross profit	$156,908	29.5%	$153,195	27.7%
Selling, general and administrative expenses	135,829	25.6%	134,738	24.4%
Income from operations	$21,079	4.0%	$18,457	3.3%
Other (income) expense, net	(535)	(0.1)%	(701)	(0.1)%
Interest expense	10,580	2.0%	8,307	1.5%
Income before income taxes	$11,034	2.1%	$10,851	2.0%
Provision for income taxes	2,945	0.6%	2,496	0.5%
Net income	$8,089	1.5%	$8,355	1.5%
Net loss attributable to noncontrolling interest	(401)	—	(124)	—%
Net income attributable to DXP Enterprises, Inc.	$8,490	1.6%	$8,479	1.5%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.44		$0.48
Diluted earnings per share	$0.42		$0.45

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

SALES. Sales for the six months ended June 30, 2021 decreased $21.1 million, or 3.8 percent, to approximately $531.3 million from $552.4 million for the prior year's corresponding period. Sales from businesses acquired since December 2020 accounted for $66.1 million of the sales for the six months ended June 30, 2021. This sales decrease is the result of a decrease in sales in our IPS and SCS segments of $70.5 million, and $10.1 million. This was partially offset by an increase of $59.6 million in SC. The fluctuations in sales are further explained in our business segment discussions below.

	Six Months Ended June 30,
	2021	2020	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	396,002	336,433	$59,569	17.7%
Innovative Pumping Solutions	59,972	130,500	(70,528)	(54.0)%
Supply Chain Services	75,304	85,451	(10,147)	(11.9)%
Total DXP Sales	$531,278	$552,384	$(21,106)	(3.8)%

Service Centers segment. Sales for the SC segment increased by $59.6 million, or 17.7 percent for the six months ended June 30, 2021 compared to the prior year's corresponding period. Excluding $60.9 million of Service Center segment sales for the six months ended June 30, 2021 from businesses acquired, SC segment sales decreased $1.4 million, or 0.4 percent from the prior year's corresponding period. This sales decrease is primarily the result of decreased sales of metal working, safety services and bearings to customers engaged in the OEM oil and gas markets in connection with decreased capital spending by oil and gas producers.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $70.5 million, or 54.0 percent for the six months ended June 30, 2021 compared to the prior year's corresponding period. Excluding $5.2 million of IPS segment sales for the six months ended June 30, 2021 from a business acquired, IPS segment sales decreased $75.7 million, or 58.0 percent from the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the economic impacts of COVID-19. The current level of IPS sales activity could continue during the remainder of 2021.

Supply Chain Services segment. Sales for the SCS segment decreased by $10.1 million, or 11.9 percent, for the six months ended June 30, 2021, compared to the prior year's corresponding period. The decline in sales is primarily related to decreased sales to customers in the aerospace and oil and gas industries due to the economic impacts of the COVID-19 pandemic.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2021 increased by approximately 180 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales increased by approximately 158 basis points. The increase in the gross profit percentage is primarily the result of an approximate 270 basis point increase in the gross profit percentage in our IPS segment, and a 182 basis point increase in the gross profit percentage in our SC segment, excluding businesses acquired. Additionally, a 20 basis point increase in the gross profit percentage in our SCS segment contributed to the increase.

Service Centers segment. As a percentage of sales, the six months ended June 30, 2021 gross profit percentage for the Service Centers increased approximately 187 basis points from the prior year's corresponding period. This was primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in non-oil and gas markets.

Innovative Pumping Solutions segment. As a percentage of sales, the six months ended June 30, 2021 gross profit percentage for the IPS segment increased approximately 314 basis points from the prior year's corresponding period. The increase in gross profit percentage is primarily due to a mix shift (higher margin international work and domestic water and wastewater projects) as well as the shipment of negative gross profit percentage work completing in 2020. Gross profit dollars decreased $18.4 million, primarily as a result of significantly reduced capital expenditure budgets by our customers associated with the negative economic impacts of the COVID-19 pandemic.

Supply Chain Services segment. Gross profit as a percentage of sales increased approximately 20 basis points, compared to the prior year's corresponding period. Gross profit for the second quarter of 2021 decreased $2.2 million or 11.1 percent compared to the prior year's corresponding period, primarily the result of the decline in sales due to the items discussed above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the six months ended June 30, 2021 decreased by approximately $1.1 million, or 0.8 percent, to $135.8 million from $134.7 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $10.9 million. Excluding expenses from businesses acquired, SG&A for the six months ended June 30, 2021 decreased by $9.8 million, or 7.3 percent. The decrease in SG&A excluding businesses acquired is the result of decreased payroll, incentive compensation and related taxes and 401(k) expenses as a result of decreased business activity and cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets.

OPERATING INCOME. Operating income for the six months ended June 30, 2021 increased by $2.6 million or 14.2% to $21.1 million from $18.5 million in the prior year's corresponding period. This increase in operating income is primarily related to the items discussed above.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2021 increased $2.3 million compared with the prior year's corresponding period primarily due to a higher principal balance for the six months ended June 30, 2021 compared to the prior year's corresponding period as a result of the Company entering into a new term loan in December 2020 partially offset by lower LIBOR rates for the six months ended June 30, 2021.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 26.7 percent for the six months ended June 30, 2021 compared to a tax expense of 23.0 percent for the six months ended June 30, 2020. Compared to the U.S. statutory rate for the six months ended June 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions which required an increase in reserves. The effective tax rate was partially offset by research and development tax credits and other tax credits..

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of June 30, 2021, we had cash and restricted cash of $79.3 million and credit facility availability of $131.3 million. We have a $135.0 million asset-based loan facility, partially offset by letters of credit of $3.7 million, that is due to mature in August 2022, under which we had no borrowings outstanding as of June 30, 2021 and a Term Loan B with $328.4 million in borrowings.

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

The following table summarizes our net cash flows generated by or used in operating activities, net cash provided by or used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net Cash Provided by (Used in):
Operating Activities	$16,206	$61,764
Investing Activities	(44,664)	(19,163)
Financing Activities	(12,004)	(17,133)
Effect of Foreign Currency	303	(1,025)
Net Change in Cash	$(40,159)	$24,443

Operating Activities

The Company generated $16.2 million of cash in operating activities during the six months ended June 30, 2021 compared to $61.8 million of cash generated during the prior year's corresponding period. The $45.6 million decrease in the amount of cash provided between the two periods was primarily driven by the increase in accounts receivables associated with trade accounts receivables from recent acquisitions without comparable activity in 2020 and increased business activity in 2021.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $44.7 million compared to $19.2 million use of cash during the prior year’s corresponding period. This $25.5 million increase was primarily driven by the purchase of CVI in the second quarter of 2021. For the six months ended June 30, 2021, purchases of property and equipment decreased to approximately $1.5 million compared to $5.1 million in 2020 primarily due to reduced capital spending as a result of company-wide cost cutting measures in response to the COVID-19 pandemic. The current year also benefited from the sale of a corporate asset totaling $1.3 million.

Financing Activities

For the six months ended June 30, 2021, net cash used in financing activities was $12.0 million, compared to net cash used in financing activities of $17.1 million during the prior year’s corresponding period. The activity in the period was primarily attributed to Term Loan B required principal payments of $1.7 million in 2021 compared to $16.3 million in required principal and optional prepayments in 2020. This was partially offset by share purchases in 2021 of $8.8 million with no comparable activity in 2020.

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the six months ended June 30, 2021 we purchased 1.0 million shares for $29.2 million. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal installments beginning on June 15, 2021. The remaining three installments of $20.4 million were included in other current liabilities as of June 30, 2021.

We believe this is adequate funding to support working capital needs within the business.

Funding Commitments

We intend to pursue additional acquisition targets, but the timing, size or success of any acquisition and the related potential capital commitments cannot be determined with certainty. We continue to expect to fund future acquisitions primarily with cash flows from operations and borrowings, including the undrawn portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

The Company believes cash generated from operations will meet normal working capital needs during the next twelve months. However, the Company may require additional debt outside of our credit facilities or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, the Company may issue securities that dilute the interests of our shareholders.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2020. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K/A filed with the Securities and Exchange Commission on October 22, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of June 30, 2021 due to previously identified material weakness in our internal controls as we did not have adequate internal controls that ensure timely clearing of aged accounts payables arising from three-way match exceptions for items ordered through purchase orders. In connection with the correction associated with aged accounts payable, management identified a material weakness in the design of the Company’s controls around journal entries, specifically requiring review and approval by senior management with the requisite experience, authority and competence to determine the proper conclusion. In addition, management identified a material weakness around business combination accounting, specifically as it relates to the identification of all agreements and their impact on the transaction and future consideration and disclosure. As a result of these material weaknesses, management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 and has concluded that our disclosure controls and procedures were not effective as of that date because of such material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than those discussed above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

A summary of our purchases of DXP Enterprises, Inc. common stock during the second quarter of fiscal year 2021 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	Apr 1 - Apr 30	330	$30.20	—	$—
	May 1 - May 31	1,690	32.23	—	85,000
	Jun 1 - Jun 30	1,014,149	28.77	1,014,053	55,826
	Total	1,016,169	$28.78	1,014,053	$55,826

(1)
There were $1.0 million shares repurchased as part of our publicly announced share repurchase program and there were 2,116 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during three months ended June 30, 2021.

(2)
On May 12, 2021, the Company announced the Share Repurchase Program pursuant to which we may repurchase up to $85.0 million or 1.5 million shares of the Company outstanding common stock over the next 24 months. As of June 30, 2021, $55.8 million remained available under the $85.0 million Share Repurchase Program.

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

Dated: November 5, 2021