Form 10-Q
period 2021-09-30
DXP ENTERPRISES INC
filed 2021-12-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2021
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock outstanding as of November 1, 2021: 18,750,597 par value $0.01 per share.

EXPLANATORY NOTE

DXP Enterprises, Inc. (collectively with its subsidiaries, the “Company”) filed Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021 (“2020 Form 10-K”). This Form 10-Q should be read in conjunction with the Form 10-K/A, as filed with the SEC on October 22, 2021. The historical periods presented in this Form 10-Q reflect adjustments to the information presented in the Company’s previously-filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

In addition, the Company's consolidated financial statements for the periods covered in the quarter and nine-months ended September 30, 2020 have also been restated to correct certain immaterial adjustments. These adjustments primarily reflect proper cut-off for direct ship sales to customers and credit card payments, and adjustments for inventory obsolescence reserves. The impacts of the restatement on our Unaudited Condensed Consolidated Statements of Operations and Balance Sheets are detailed in Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

The Company is also revising its disclosures in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” to reflect corresponding changes.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Sales	$289,494	$220,193	$820,772	$772,577
Cost of sales	202,551	158,892	576,921	558,081
Gross profit	86,943	61,301	243,851	214,496
Selling, general and administrative expenses	75,758	53,746	211,587	188,484
Impairment and other charges	—	48,401	—	48,401
Income from operations	11,185	(40,846)	32,264	(22,389)
Other (income) expense	(450)	320	(985)	(381)
Interest expense	5,264	3,752	15,844	12,059
Income (loss) before income taxes	6,371	(44,918)	17,405	(34,067)
Provision for income taxes (benefit)	(565)	(10,143)	2,380	(7,647)
Net income (loss)	6,936	(34,775)	15,025	(26,420)
Net loss attributable to noncontrolling interest	(189)	(109)	(590)	(233)
Net income (loss) attributable to DXP Enterprises, Inc.	7,125	(34,666)	15,615	(26,187)
Preferred stock dividend	23	23	68	68
Net income (loss) attributable to common shareholders	$7,102	$(34,689)	$15,547	$(26,255)

Net income (loss)	$6,936	$(34,775)	$15,025	$(26,420)
Currency translation adjustments	(2,129)	(452)	475	(220)
Comprehensive income (loss)	$4,807	$(35,227)	$15,500	$(26,640)

Earnings (loss) per share (Note 9) :
Basic	$0.38	$(1.95)	$0.82	$(1.47)
Diluted	$0.36	$(1.95)	$0.78	$(1.47)
Weighted average common shares outstanding :
Basic	18,710	17,790	19,060	17,743
Diluted	19,550	17,790	19,900	17,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	September 30, 2021	December 31, 2020
ASSETS		(Restated)
Current assets:
Cash	$63,043	$119,328
Restricted cash	91	91
Accounts Receivable, net of allowance of $8,201 and $8,628	205,817	166,941
Inventories	106,376	97,071
Costs and estimated profits in excess of billings	17,714	18,459
Prepaid expenses and other current assets	6,444	4,548
Federal income taxes receivable	10,906	2,987
Total current assets	410,391	409,425
Property and equipment, net	51,756	56,899
Goodwill	308,880	261,767
Other intangible assets, net	83,589	80,088
Operating lease ROU assets	53,233	55,188
Other long-term assets	5,108	4,764
Total assets	$912,957	$868,131
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,300	$3,300
Trade accounts payable	91,385	64,849
Accrued wages and benefits	26,597	20,621
Customer advances	7,652	3,688
Billings in excess of costs and estimated profits	891	4,061
Short-term operating lease liabilities	18,213	15,891
Other current liabilities	40,583	34,729
Total current liabilities	188,621	147,139
Long-term debt, net of unamortized debt issuance costs	315,920	317,139
Long-term operating lease liabilities	35,478	38,010
Other long-term liabilities	3,097	2,930
Deferred income taxes	8,501	1,777
Total long-term liabilities	362,996	359,856
Total liabilities	551,617	506,995
Commitments and contingencies (Note 10)
Shareholders' equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,750,597 and 19,208,067 outstanding	195	189
Additional paid-in capital	206,007	192,068
Retained earnings	201,626	186,078
Accumulated other comprehensive loss	(17,538)	(18,013)
Treasury stock, at cost 1,014,053 shares at September 30, 2021	(29,174)	—
Total DXP Enterprises, Inc. equity	361,132	360,338
Noncontrolling interest	208	798
Total equity	361,340	361,136
Total liabilities and equity	$912,957	$868,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net income attributable to DXP Enterprises, Inc.	$15,615	$(26,187)
Less: net loss attributable to non-controlling interest	(590)	(233)
Net income	15,025	(26,420)
Reconciliation of net income to net cash provided (used in) by operating activities:
Depreciation	7,380	7,998
Amortization of intangible assets	12,690	9,296
Gain on sale of property and equipment	(246)	—
Provision for credit losses	(361)	788
Impairment and other charges	—	48,401
Payment of contingent consideration liability in excess of acquisition-date fair value	(145)	(136)
Fair value adjustment on contingent consideration	—	13
Amortization of debt issuance costs	1,256	1,406
Stock compensation expense	1,354	2,870
Deferred income taxes	6,711	(6,464)
Net change in operating assets and liabilities	(20,833)	54,488
Net cash provided by operating activities	$22,831	$92,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,984)	(6,530)
Proceeds from the sale of property and equipment	1,297	123
Acquisition of business, net of cash acquired	(64,610)	(14,118)
Net cash used in investing activities	$(66,297)	$(20,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(2,475)	(26,875)
Issuance of Common Stock- shares sold in public market	—	1,142
Payment for contingent consideration liability	(955)	(1,864)
Dividends paid	(68)	(68)
Debt issuance costs	—	(138)
Purchase of treasury stock	(8,769)	—
Payment for employee taxes withheld from stock awards	(637)	(139)
Net cash used in financing activities	$(12,904)	$(27,942)
Effect of foreign currency on cash	85	(721)
Net change in cash and restricted cash	(56,285)	43,052
Cash and restricted cash at beginning of period	119,419	54,326
Cash and restricted cash at end of period	$63,134	$97,378

Supplemental schedule of non-cash investing and financing activities:
Shares issued for acquisitions (Note 12)	$11,140	$—
Share repurchase agreement	$20,405	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at June 30, 2020 (Restated)	$1	$15	$175	$163,094	$223,871	$—	$1,022	$(19,722)	$368,456
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Compensation expense for restricted stock	—	—	—	983	—	—	—	—	983
Tax related items for share based awards	—	—	—	(23)	—	—	—	—	(23)
Currency translation adjustment	—	—	—	—	—	—	—	(452)	(452)
Net income (As restated)	—	—	—	—	(34,666)	—	(109)	—	(34,775)
Balance at September 30, 2020 (Restated)	$1	$15	$175	$164,054	$189,182	$—	$913	$(20,174)	$334,166

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2019 (Restated)	$1	$15	$174	$157,886	$215,664	$—	$1,146	$(19,954)	$354,932
Preferred dividends paid	—	—	—	—	(68)	—	—	—	(68)
Compensation expense for restricted stock	—	—	—	2,843	—	—	—	—	2,843
Stock compensation expense	—	—	—	27	—	—	—	—	27
Tax related items for share based awards	—	—	—	(139)	—	—	—	—	(139)
Issuance of shares of common stock	—	—	1	1,999	—	—	—	—	2,000
Issuance of common stock sold in public markets, net of commissions and fees	—	—	—	1,142	—	—	—	—	1,142
Currency translation adjustment	—	—	—	296	(227)	—		(220)	(151)
Net income (As restated)	—	—	—	—	(26,187)	—	(233)	—	(26,420)
Balance at September 30, 2020 (Restated)	$1	$15	$175	$164,054	$189,182	$—	$913	$(20,174)	$334,166

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at June 30, 2021	$1	$15	$194	$203,562	$194,523	$(29,174)	$397	$(15,409)	$354,109
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Compensation expense for restricted stock	—	—	—	458	—	—	—	—	458
Stock compensation expense	—	—	—	56	—	—	—	—	56
Tax related items for share based awards	—	—	—	(51)	—	—	—	—	(51)
Issuance of shares of common stock	—	—	1	1,982	—	—	—	—	1,983
Currency translation adjustment	—	—	—	—	—	—	—	(2,129)	(2,129)
Net income	—	—	—	—	7,125	—	(189)	—	6,936
Balance at September 30, 2021	$1	$15	$195	$206,007	$201,626	$(29,174)	$208	$(17,538)	$361,340

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2020 (Restated)	$1	$15	$189	$192,068	$186,078	$—	$798	$(18,013)	$361,136
Preferred dividends paid	—	—	—	—	(67)	—	—	—	(67)
Compensation expense for restricted stock	—	—	—	1,298	—	—	—	—	1,298
Stock compensation expense	—	—	—	56	—	—	—	—	56
Tax related items for share based awards	—	—	—	(637)	—	—	—	—	(637)
Issuance of shares of common stock	—	—	6	13,222	—	—	—	—	13,228
Currency translation adjustment	—	—	—	—	—	—	—	475	475
Purchase of treasury stock	—	—	—	—	—	(29,174)	—	—	(29,174)
Net income	—	—	—	—	15,615	—	(590)	—	15,025
Balance at September 30, 2021	$1	$15	$195	$206,007	$201,626	$(29,174)	$208	$(17,538)	$361,340

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2020. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 22, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021 and September 30, 2020, condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and September 30, 2020, and condensed consolidated statement of equity for the nine months ended September 30, 2021 and September 30, 2020. All such adjustments represent normal recurring items.

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

In October 2021, the FASB issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to address diversity in practice on how an acquirer should recognize and measure revenue contracts acquired in a business combination. ASU 2021-08 will require an acquirer to recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.

For the Company, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The ASU should be applied prospectively to business combinations occurring on or after the effective date. Early adoption of ASU 2021-08 is permitted, including in an interim period. The Company expects the new Standard to have an impact for future acquisitions. From time to time the Company does acquire businesses that perform project-based work and therefore include Contract Assets and Liabilities.

All other new accounting pronouncements that have been issued, but not yet effective, are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously reported, the Company restated its consolidated balance sheets as of December 31, 2020 and 2019, and consolidated statements of operations and comprehensive income, equity and cash flows for the years ended December 31, 2020, 2019 and 2018. The restatement also affected periods prior to 2018. The impact of the restatement on such prior periods was reflected as an adjustment to retained earnings as of January 1, 2018. In addition, the restatement impacts the first, second and third quarters of 2020 and the first quarter of 2021. The restated amounts for the comparable interim period in 2020 are presented below. The restatement corrects errors resulting from the failure to timely clear aged payables resulting from the Company's three-way match process discrepancies, the recognition of additional consideration related to a business combination, as well as certain additional errors that the Company has determined to be immaterial, both individually and in aggregate. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the year ended December 31, 2020, and the quarter ended September 30, 2020, each of which is an “error” within the meaning of ASC Topic 250: Accounting Changes and Error Corrections.

The following tables presents the impact of the restatement adjustments described below on net income and comprehensive income for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	As Previously
	Reported	Adjustments	As Restated
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Sales	$772,577	$—	$772,577
Cost of sales	557,595	486	558,081
Gross profit	214,982	(486)	214,496
Selling, general and administrative costs	189,759	(1,275)	188,484
Income before income taxes	(34,856)	789	(34,067)
Provision for income taxes	(7,809)	162	(7,647)
Net income	$(26,814)	$627	$(26,187)

Basic earnings per share	$(1.52)		$(1.47)

Diluted earnings per share	$(1.52)		$(1.47)

	Nine Months Ended September 30, 2020
	As previously
	Reported	Adjustments	As Restated
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net income	$(26,814)	$627	$(26,187)
Total comprehensive income	$(27,267)	$627	$(26,640)

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

Direct shipment cut off adjustment Direct shipment orders placed near period end were not properly reflected in the correct period. The Company adjusted sales and cost of goods sold for items recorded in the incorrect period, as well as accounts receivable and payable.

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

The table below presents the impact to Operating Cash Flows on a Condensed Basis as a result of the restatement for the period ended September 30, 2020:

	Nine Months Ended September 30, 2020
	As Previously
	Reported	Adjustments	As Restated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Net income	$(27,047)	$627	$(26,420)
Reconciliation of net income to net cash provided by operating activities:
Changes in operating assets and liabilities	55,115	(627)	54,488
Net cash provided by operating activities	$92,240		$92,240

NOTE 5 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$101,167	$105,527
Work in process	21,657	17,021
Obsolescence reserve	(16,448)	(25,477)
Inventories	$106,376	$97,071

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$50,861	$36,969
Estimated profits, thereon	16,693	6,711
Total	67,554	43,680
Less: billings to date	50,732	29,315
Net	$16,822	$14,365

Such amounts were included in the accompanying condensed Consolidated Balance Sheets for September 30, 2021 and December 31, 2020 under the following captions (in thousands):

	September 30, 2021	December 31, 2020
Costs and estimated profits in excess of billings	$17,714	$18,459
Billings in excess of costs and estimated profits	(891)	(4,061)
Translation adjustment	(1)	(33)
Net	$16,822	$14,365

During the nine months ended September 30, 2021, $3.9 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Our effective tax rate from continuing operations was a tax benefit of 8.9 percent for the three months ended September 30, 2021 compared to a tax benefit of 22.5 percent for the three months ended September 30, 2020. Compared to the U.S. statutory rate for the three months ended September 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax rate decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended September 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, and research and development tax credits and other tax credits and was partially offset by nondeductible expenses and uncertain tax positions recorded due to tax authorities' aggressive auditing of research and development tax credits. .

Our effective tax rate from continuing operations was a tax expense of 13.7 percent for the nine months ended September 30, 2021 compared to a tax benefit of 22.4 percent for the nine months ended September 30, 2020. Compared to the U.S. statutory rate for the nine months ended September 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax was decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, and research and development tax credits and other tax credits and was partially offset by nondeductible expenses and uncertain tax positions recorded due to tax authorities' aggressive auditing of research and development tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	327,525	325,887	330,000	325,875
Total long-term debt	327,525	325,887	330,000	325,875
Less: current portion	(3,300)	(3,284)	(3,300)	(3,259)
Long-term debt less current maturities	$324,225	$322,603	$326,700	$322,616

(1) Carrying value amounts do not include unamortized debt issuance costs of $8.3 million and $9.6 million for September 30, 2021 and December 31, 2020, respectively.

Credit Agreements

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver") a $50.0 million increase above the $85.0 million original revolver. The Increase Agreement amends and supplements that certain Loan and Security Agreement, dated as of August 29, 2017. As of September 30, 2021, the Company had no amount outstanding under the ABL Revolver and had $131.0 million of borrowing capacity, net of the impact of outstanding letters of credit.

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

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of September 30, 2021.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:		(Restated)		(Restated)
Weighted average shares outstanding	18,710	17,790	19,060	17,743
Net income attributable to DXP Enterprises, Inc.	$7,125	$(34,666)	$15,615	$(26,187)
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$7,102	$(34,689)	$15,547	$(26,255)
Per share amount	$0.38	$(1.95)	$0.82	$(1.47)

Diluted:
Weighted average shares outstanding	18,710	17,790	19,060	17,743
Assumed conversion of convertible preferred stock	840	—	840	—
Total dilutive shares	19,550	17,790	19,900	17,743
Net income attributable to common shareholders	$7,102	$(34,689)	$15,547	$(26,255)
Convertible preferred stock dividend	23	—	68	—
Net income attributable to DXP Enterprises, Inc.	$7,125	$(34,689)	$15,615	$(26,255)
Per share amount	$0.36	$(1.95)	$0.78	$(1.47)

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended September 30,
	2021				2020
					(Restated)
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$187,302	$—	$36,213	$223,515	$143,767	$—	$29,360	$173,127
Inventory services[2]	—	—	4,302	4,302	—	—	4,057	4,057
Staffing services[3]	25,237	—	—	25,237	21,133	—	—	21,133
Pump production and delivery[4]	—	36,440	—	36,440	—	21,876	—	21,876
Total Revenue	$212,539	$36,440	$40,515	$289,494	$164,900	$21,876	$33,417	$220,193
Income from operations	$29,381	$277	$3,181	$32,839	$22,151	$(2,913)	$2,900	$22,138

	Nine Months Ended September 30,
	2021				2020
					(Restated)
	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$538,134	$—	$103,058	$641,192	$457,848	$—	$106,500	$564,348
Inventory services[2]	—	—	12,761	12,761	—	—	12,368	12,368
Staffing services[3]	70,408	—	—	70,408	43,485	—	—	43,485
Pump production and delivery[4]	—	96,411	—	96,411	—	152,376	—	152,376
Total Revenue	$608,542	$96,411	$115,819	$820,772	$501,333	$152,376	$118,868	$772,577
Income from operations	$77,819	$6,027	$8,991	$92,837	$53,531	$16,080	$10,008	$79,619

1Product sales that are recognized at a point in time.
2 Inventory management services that are recognized over the contract life.
3Staffing services that are invoiced on a day-rate basis.
4Custom pump production and delivery is recognized over time.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Operating income for reportable segments	$32,839	$22,138	$92,837	$79,619
Adjustment for:
Amortization of intangible assets	4,238	3,053	12,690	9,296
Impairment and other charges	—	48,401	—	48,401
Corporate expenses	17,416	11,530	47,883	44,311
Income from operations	$11,185	$(40,846)	32,264	(22,389)
Interest expense	5,264	3,752	15,844	12,059
Other (income) expense, net	(450)	320	(985)	(381)
Income before income taxes	$6,371	$(44,918)	$17,405	$(34,067)

NOTE 12 - BUSINESS ACQUISITIONS

On April 30, 2021, the Company completed the acquisition of Carter & Verplanck, LLC (“CVI”), a distributor of products and services exclusively focused on serving the water and wastewater markets. The acquisition of CVI was funded with cash on hand as well as issuing DXP's common stock. The Company paid approximately $49.7 million in cash and stock. A majority of CVI's sales are project-based work under the percentage-of-completion accounting model. As a result, CVI has been included in the IPS segment. For the nine months ended September 30, 2021, CVI contributed sales of $9.8 million and net income of $1.1 million.

On July 1, 2021, the Company completed the acquisition of Process Machinery, Inc. (“PMI”), a leading distributor of pumps, mechanical seals, tank, filters and related process equipment that focuses on serving the chemical, power, pulp & paper, mining, metals and food processing industries. The Company paid approximately $9.6 million in cash, stock and future consideration. For the nine months ended September 30, 2021, PMI contributed sales of $2.3 million and net income of $240 thousand.

On September 20, 2021, the Company closed on the acquisition of Premier Water LLC (“Premier”). Premier is a leading distributor and provider of products and services exclusively focused on serving the water and wastewater treatment markets primarily in North and South Carolina. The Company paid approximately $5.8 million in cash and stock.

In aggregate, the acquisition-date fair value of the consideration transferred for the three businesses totaled $65.0 million, which consisted of the following:

Purchase Price Consideration (in millions)	Total Consideration

Cash payments	$53.6
Fair value of stock issued	11.1
Future consideration	0.3
Total purchase price consideration	$65.0

The fair value of the approximately 422,000 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date, adjusted for holding restrictions following consummation.

The following represents the pro forma unaudited revenue and earnings as if each of the acquisitions had been included in the consolidated results of the Company for the full nine months period ending September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,
	2021	2020
	(in thousands/unaudited)
Revenue	$841,333	$788,937
Net income	$15,870	$(25,241)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Cash	$34
Accounts receivable	5,011
Other receivables	1,291
Costs in excess of billings	3,003
Non-compete agreements	1,040
Customer relationships	15,219
Goodwill	47,203
Property and equipment	214
Other assets	2,460
Assets acquired	$75,475
Current liabilities assumed	(10,134)
Contingent consideration	(301)
Net assets acquired	$65,040

Of the $63.5 million of acquired intangible assets, $1.0 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, coincident with the terms of the agreements. In addition, $15.2 million was assigned to customer relationships, and will be amortized over a period of 8 years. The goodwill total of $47.2 million is attributable primarily to expected synergies and the assembled workforce of each entity.

The fair value of accounts receivables acquired is $5.0 million, which approximated book value.

The Company recognized less than $300,000 of acquisition related costs that were expensed in the current period. These costs are included in the consolidated income statement in Selling, General and Administrative costs. The Company also recognized an immaterial amount in costs associated with issuing the shares issued as consideration in the business combination. Those costs were deducted from the recognized proceeds of issuance within stockholders’ equity.

NOTE 13 - SHARE REPURCHASE

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the nine months ended September 30, 2021, the Company repurchase 1.0 million shares of common stock for $29.2 million at an average price of $28.77 per share.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal installments beginning on June 15, 2021. The remaining three installments totaling $20.4 million were included in other current liabilities as of September 30, 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions, except per share data)	2021	2021
Total number of shares purchased	—	1.0
Amount paid	$—	$29.2
Average price paid per share	$—	$28.77

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2021 should be read in conjunction with our previous Annual Report on Form 10-K/A and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

COVID-19 Pandemic Impact
The pandemic continued to have a significant impact on our business for the nine months ended September 30, 2021. The marketplace broadly, and the Company specifically, continued to operate with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate continued to normalize and re-open. This improved the outlook of the manufacturing and industrial customers that support our traditional branch and onsite business. Although the rate of improvement remains gradual and the overall activity level remains below pre-pandemic levels, DXP is seeing a modest improvement from monthly lows experienced in July of 2020.

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

While the COVID-19 pandemic continues to impact global markets and the needs of customers, employees, suppliers and communities continue to change, the Company’s efforts and business plans will evolve accordingly. DXP is focused on serving customers and communities in addressing the pandemic and providing products to assist in the ongoing recovery, supporting the needs and safety of employees and ensuring the Company continues to operate with a strong financial position. As more vaccine is distributed and mask mandates evolve, the Company continues to monitor and refine its product assortment and actions to support customers’ return to regular operations. The COVID-19 pandemic has impacted and is likely to continue impacting our businesses and operations as well as the operations of our customers and suppliers. From a customer perspective, business re-openings, production and related activity throughout the quarter varied based on geography, industry and regional COVID-19 pandemic conditions. The Company's major operational facilities and infrastructure (i.e. distribution centers, branches, and on-site logistic partners) are remaining operational with limited disruptions, while adhering to strict safety and social-distancing protocols. In addition, the Company has prioritized maintaining all facilities safe for customers and employees to work and interact. Many of our employees, depending on local conditions and regulations, have returned to a work-from-office environment, and we expect that trend to continue in the near term.

As of the end of the third quarter of 2021, we have remained undrawn on our $135 million bank revolver; and it remains available for use in the event a need arises. In response to easing restrictions and the continued vaccination efforts, we continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that we have remained nimble and are poised to remain opportunistic during the recovery.

Matters Affecting Comparability
There were 64 business days in the three months ended September 30, 2021 and September 30, 2020. There were 190 business days in the nine months ended September 30, 2021 and 191 business days in the nine months ended September 30, 2020.

Outlook

Service Centers & Supply Chain Services Segments
The replacement and mission-critical nature of our products and services within the Company's Service Centers and Supply Chain Services business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. Economic conditions remain uncertain with regard to COVID-19 and its impact on various end markets, however, recent order activity has begun to improve as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. In the third quarter of 2021 we had approximately $253.1 million in sales in our Service Centers and Supply Chain Services segment, an increase of approximately 27.6 percent over the third quarter of 2020. While the Company continues to expect choppiness as the economy gradually gains confidence with COVID-19 vaccines, we expect financial results to continually improve with interim periods of potential setback.

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

In 2021, we began to see an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to demand recovery has led to higher commodity prices and although demand levels remain below pre-pandemic levels, there is growing confidence of returning to 2019 levels in the coming years. Demand recovery could still possibly slow or pause as a result of additional waves of pandemic outbreak or heightened pandemic control measures. Over the longer term, we could also experience a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact.

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

	Three Months Ended September 30,
	2021	%	2020	%
			(Restated)
Sales	$289,494	100.0%	$220,193	100.0%
Cost of sales	202,551	70.0%	158,892	72.2%
Gross profit	$86,943	30.0%	$61,301	27.8%
Selling, general and administrative expenses	75,758	26.2%	53,746	24.4%
Impairment and other charges	—	—%	48,401	30.5%
Income from operations	$11,185	3.9%	$(40,846)	(18.6)%
Other (income) expense, net	(450)	(0.2)%	320	0.1%
Interest expense	5,264	1.8%	3,752	1.7%
Income before income taxes	$6,371	2.2%	$(44,918)	(20.4)%
Provision for income taxes	(565)	(0.2)%	(10,143)	(4.6)%
Net income	$6,936	2.4%	$(34,775)	(15.8)%
Net loss attributable to noncontrolling interest	(189)	—	(109)	—
Net income attributable to DXP Enterprises, Inc.	$7,125	2.5%	$(34,666)	(15.7)%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.38		$(1.95)
Diluted earnings per share	0.36		$(1.95)
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

SALES. Sales for the three months ended September 30, 2021 increased $69.3 million, or 31.5 percent, to approximately $289.5 million from $220.2 million for the prior year's corresponding period. Sales from businesses acquired in December 2020 and in 2021 accounted for $37.9 million of the sales for the three months ended September 30, 2021. This overall sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $47.6 million, $14.6 million and $7.1 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended September 30,
	2021	2020	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$212,539	$164,900	$47,639	28.9%
Innovative Pumping Solutions	36,440	21,876	14,564	66.6%
Supply Chain Services	40,515	33,417	7,098	21.2%
Total DXP Sales	$289,494	$220,193	$69,301	31.5%

Service Centers segment. Sales for the SC segment increased by approximately $47.6 million, or 28.9 percent for the three months ended September 30, 2021 compared to the prior year's corresponding period. Excluding $30.9 million of third quarter 2021 sales from businesses acquired in December 2020, Service Centers segment sales for the third quarter increased $16.7 million, or 10.1 percent from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, metal working, and bearings and power transmission products to customers engaged in variety of markets compared due to the negative economic impacts of the COVID-19 pandemic on 2020 sales results.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $14.6 million, or 66.6 percent, for the three months ended September 30, 2021 compared to the prior year's corresponding period. Excluding $6.9 million of third quarter 2021 IPS segment sales from businesses acquired in 2021, IPS segment sales for the third quarter increased $7.6 million, or 34.9 percent, from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses stemming from the negative economic impacts of the COVID-19 pandemic on 2020 sales results.

Supply Chain Services segment. Sales for the SCS segment increased by $7.1 million, or 21.2%, for the three months ended September 30, 2021, compared to the prior year's corresponding period. The improved sales is primarily related to increased sales to customers in the food & beverage, general manufacturing and aerospace industries, compared to the negative economic impacts of the COVID-19 pandemic on 2020 sales results.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2021 increased by approximately 219 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales decreased by approximately 453 basis points. The decrease in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 726 basis point decrease in the gross profit percentage in our SC segment and a 55 basis point decrease in the gross profit percentage in our SCS segment partially offset by an 928 basis point increase in the gross profit percentage in our IPS segment..

Service Centers segment. As a percentage of sales, the third quarter gross profit percentage for the SC increased approximately 183 basis points. Adjusting for the businesses acquired, gross profit as a percentage of sales decreased approximately 726 basis points from the prior year's corresponding period. This was primarily was a result of volume decreases and product mix. Gross profit for the Service Centers segment, excluding businesses acquired, decreased $8.2 million, or 16.5 percent, during the third quarter of 2021 compared to the prior year’s corresponding period.

Innovative Pumping Solutions segment. As a percentage of sales, the third quarter gross profit percentage for the IPS segment increased approximately 969 basis points. Adjusting for the business acquired, gross profit as a percentage of sales increased approximately 928 basis points from the prior year's corresponding period. The increase in gross profit percentage is primarily due to a mix shift (higher margin international work and domestic water and wastewater projects). Gross profit dollars increased $4.0 million, excluding business acquired, primarily as a result of an increase in project work as a result of an increase in capital spending by our customers compared to the negative economic impacts of the COVID-19 pandemic in 2020.

Supply Chain Services segment. Gross profit as a percentage of sales for the SCS segment decreased approximately 55 basis points compared to the prior year's corresponding period. Gross profit for the third quarter of 2021 increased $1.5 million or 18.5% compared to the prior year's corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended September 30, 2021 increased by approximately $22.0 million, or 41.0%, to $75.8 million from $53.7 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $7.2 million. Excluding expenses from businesses acquired, SG&A for the quarter increased by $14.8 million, or 27.6%. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity associated with recovery from the negative economic impacts of the COVID-19 pandemic in 2020.

OPERATING INCOME. Operating income for the third quarter of 2021 increased by $52.0 million to $11.2 million, from an operating loss of $40.8 million in the prior year's corresponding period. This increase in operating income is primarily related to an impairment and other charges of $48.4 million in 2020 with no comparable activity in 2021.

INTEREST EXPENSE. Interest expense for the third quarter of 2021 increased $1.5 million compared with the prior year's corresponding period primarily due to a higher principal balance for the three months ended September 30, 2021 compared to the prior year's corresponding period as a result of the Company entering into a new term loan in December 2020. This was partially offset by lower LIBOR rates for the three months ended September 30, 2021.

INCOME TAXES. Our effective tax rate from continuing operations was a tax benefit of 8.9 percent for the three months ended September 30, 2021 compared to a tax expense of 22.5 percent for the three months ended September 30, 2020. Compared to the U.S. statutory rate for the three months ended September 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax rate was decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended September 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, and research and development tax credits and other tax credits. The effective tax rate was decreased by nondeductible expenses and uncertain tax positions recorded due to tax authorities' aggressive auditing of research and development tax credits.

	Nine Months Ended September 30,
	2021	%	2020	%
			(Restated)
Sales	$820,772	100.0%	$772,577	100.0%
Cost of sales	576,921	70.3%	558,081	72.2%
Gross profit	$243,851	29.7%	$214,496	27.8%
Selling, general and administrative expenses	211,587	25.8%	188,484	24.4%
Impairment and other charges	—	—%	48,401	8.7%
Income from operations	$32,264	3.9%	$(22,389)	(2.9)%
Other (income) expense, net	(985)	(0.1)%	(381)	—%
Interest expense	15,844	1.9%	12,059	1.6%
Income before income taxes	$17,405	2.1%	$(34,067)	(4.4)%
Provision for income taxes	2,380	0.3%	(7,647)	(1.0)%
Net income	$15,025	1.8%	$(26,420)	(3.4)%
Net loss attributable to noncontrolling interest	(590)	—	(233)	—%
Net income attributable to DXP Enterprises, Inc.	$15,615	1.9%	$(26,187)	(3.4)%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.82		$(1.47)
Diluted earnings per share	$0.78		$(1.47)

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

SALES. Sales for the nine months ended September 30, 2021 increased $48.2 million, or 6.2 percent, to approximately $820.8 million from $772.6 million for the prior year's corresponding period. Sales from businesses acquired since December 2020 accounted for $104.0 million of the sales for the nine months ended September 30, 2021. This sales increase is the result of a an increase in sales in our SC segments of $107.2 million. This was partially offset by a decrease in sales in our IPS and SCS segments of $56.0 million and $3.0 million. The fluctuations in sales are further explained in our business segment discussions below.

	Nine Months Ended September 30,
	2021	2020	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	608,542	501,333	$107,209	21.4%
Innovative Pumping Solutions	96,411	152,376	(55,965)	(36.7)%
Supply Chain Services	115,819	118,868	(3,049)	(2.6)%
Total DXP Sales	$820,772	$772,577	$48,195	6.2%

Service Centers segment. Sales for the SC segment increased by $107.2 million, or 21.4 percent for the nine months ended September 30, 2021 compared to the prior year's corresponding period. Excluding $91.8 million of Service Center segment sales for the nine months ended September 30, 2021 from businesses acquired, SC segment sales increased $15.4 million, or 3.1 percent from the prior year's corresponding period. This sales increase is primarily the result of increased sales of metal working, safety services and bearings to customers engaged in the OEM oil and gas markets in connection with increased capital spending by oil and gas producers.

Innovative Pumping Solutions segment. Sales for the IPS segment decreased by $56.0 million, or 36.7 percent for the nine months ended September 30, 2021 compared to the prior year's corresponding period. Excluding $12.1 million of IPS segment sales for the nine months ended September 30, 2021 from businesses acquired, IPS segment sales decreased $68.1 million, or 44.7 percent from the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the economic impacts of COVID-19 beginning in the second quarter of 2020. The current level of IPS sales activity could continue during the remainder of 2021, although recoveries in oil production activity and oil prices should increase spending.

Supply Chain Services segment. Sales for the SCS segment decreased by $3.0 million, or 2.6 percent, for the nine months ended September 30, 2021, compared to the prior year's corresponding period. The decline in sales is primarily related to decreased sales to customers in the aerospace and oil and gas industries due to the economic impacts of the COVID-19 pandemic.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2021 increased by approximately 195 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales decreased by approximately 56 basis points. The increase in the gross profit percentage is primarily the result of an approximate 246 basis point increase in the gross profit percentage in our IPS segment offset by a 134 basis point decrease in the gross profit percentage in our SC segment, excluding businesses acquired. Additionally, a 1 basis point increase in the gross profit percentage in our SCS segment contributed to the increase.

Service Centers segment. As a percentage of sales, the nine months ended September 30, 2021 gross profit percentage for the Service Centers increased approximately 189 basis points from the prior year's corresponding period. This was primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in non-oil and gas markets as well as the positive impact of the businesses acquired.

Innovative Pumping Solutions segment. As a percentage of sales, the nine months ended September 30, 2021 gross profit percentage for the IPS segment increased approximately 274 basis points from the prior year's corresponding period. The increase in gross profit percentage is primarily due to a mix shift (higher margin international work and domestic water and wastewater projects) as well as the shipment of negative gross profit percentage work completing in 2020. Gross profit dollars decreased $12.5 million, primarily as a result of significantly reduced capital expenditure budgets by our customers associated with the negative economic impacts of the COVID-19 pandemic.

Supply Chain Services segment. Gross profit as a percentage of sales increased approximately 1 basis points, compared to the prior year's corresponding period. Gross profit for the nine months ended September 30, 2021 decreased $0.7 million or 2.5 percent compared to the prior year's corresponding period, primarily the result of the decline in sales due to the items discussed above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the nine months ended September 30, 2021 increased by approximately $23.1 million, or 12.3 percent, to $211.6 million from $188.5 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $18.1 million. Excluding expenses from businesses acquired, SG&A for the nine months ended September 30, 2021 increased by $5.0 million, or 2.7 percent. The increase in SG&A excluding businesses acquired is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity in 2021 and cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets in 2020.

OPERATING INCOME. Operating income for the nine months ended September 30, 2021 increased by $54.7 million or 244.1% to $32.3 million from an operating loss of $22.4 million in the prior year's corresponding period. This increase in operating income is primarily related to an impairment and other charges of $48.4 million in 2020 with no comparable activity in 2021.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2021 increased $3.8 million compared with the prior year's corresponding period primarily due to a higher principal balance for the nine months ended September 30, 2021 compared to the prior year's corresponding period as a result of the Company entering into a new term loan in December 2020 partially offset by lower LIBOR rates for the nine months ended September 30, 2021.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 13.7 percent for the nine months ended September 30, 2021 compared to a tax benefit of 22.4 percent for the nine months ended September 30, 2020. Compared to the U.S. statutory rate for the nine months ended September 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ aggressive auditing of research and development tax credits. The effective tax rate was decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2020, the effective tax rate was increased by state taxes, foreign taxes, and research and development tax credits and other tax credits and was partially offset by nondeductible expenses and uncertain tax positions recorded due to tax authorities' aggressive auditing of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of September 30, 2021, we had cash and restricted cash of $63.1 million and credit facility availability of $131.0 million. We have a $135.0 million asset-based loan facility, partially offset by letters of credit of $4.0 million, that is due to mature in August 2022, under which we had no borrowings outstanding as of September 30, 2021 and a Term Loan B with $327.5 million in borrowings.

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

The following table summarizes our net cash flows generated by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net Cash Provided by (Used in):
Operating Activities	$22,831	$92,240
Investing Activities	(66,297)	(20,525)
Financing Activities	(12,904)	(27,942)
Effect of Foreign Currency	85	(721)
Net Change in Cash	$(56,285)	$43,052

Operating Activities

The Company generated $22.8 million of cash in operating activities during the nine months ended September 30, 2021 compared to $92.2 million of cash generated during the prior year's corresponding period. The $69.4 million decrease in the amount of cash provided between the two periods was primarily driven by the increase in accounts receivables associated with trade accounts receivables from recent acquisitions without comparable activity in 2020 and increased business activity in 2021.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $66.3 million compared to $20.5 million use of cash during the prior year’s corresponding period. This $45.8 million increase was primarily driven by the purchase of CVI, PMI and Premier in 2021. For the nine months ended September 30, 2021, purchases of property and equipment decreased to approximately $3.0 million compared to $6.5 million in 2020 primarily due to reduced capital spending as a result of company-wide cost cutting measures in response to the COVID-19 pandemic. The current year also benefited from the sale of a corporate asset totaling $1.3 million.

Financing Activities

For the nine months ended September 30, 2021, net cash used in financing activities was $12.9 million, compared to net cash used in financing activities of $27.9 million during the prior year’s corresponding period. The activity in the period was primarily attributed to Term Loan B required principal payments of $2.5 million in 2021 compared to $26.9 million in required principal and optional prepayments in 2020. This was partially offset by share purchases in 2021 of $8.8 million with no comparable activity in 2020.
On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the nine months ended September 30, 2021 we purchased 1.0 million shares for approximately $29.2 million. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal installments beginning on June 15, 2021. The remaining three installments of $20.4 million were included in other current liabilities as of September 30, 2021.

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

The Company's condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2020. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K/A filed with the Securities and Exchange Commission on October 22, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of September 30, 2021 due to previously identified material weakness in our internal controls as we did not have adequate internal controls that ensure timely clearing of aged accounts payables arising from three-way match exceptions for items ordered through purchase orders. In connection with the correction associated with aged accounts payable, management identified a material weakness in the design of the Company’s controls around journal entries, specifically requiring review and approval by senior management with the requisite experience, authority and competence to determine the proper conclusion. In addition, management identified a material weakness around business combination accounting, specifically as it relates to the identification of all agreements and their impact on the transaction and future consideration and disclosure. As a result of these material weaknesses, management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and has concluded that our disclosure controls and procedures were not effective as of that date because of such material weaknesses.

Remediation Plan and Status for Material Weakness

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting and has taken immediate action to remediate the material weaknesses identified. Certain remedial actions have been completed including ongoing involvement of outside advisors, reassessment of application controls within our accounts payable procure-to-pay platform and training programs around the issuance of purchase orders. New controls have been put in place to address the weaknesses identified for manual journal entries and purchase accounting. The Company will further enhance these controls over the remainder of 2021 and test the effectiveness of the new or revised controls in place.

Changes in Internal Control over Financial Reporting

Other than those discussed above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

DXP Enterprises, Inc. issued 20,793 unregistered shares of DXP Enterprises, Inc.’s common stock as part of the consideration for the September 20, 2021 acquisition of Premier. The unregistered shares were issued to the sellers of Premier.

DXP Enterprises, Inc. issued 61,177 unregistered shares of DXP Enterprises, Inc.’s common stock as part of the consideration for the July 1, 2021 acquisition of PMI. The unregistered shares were issued to the sole seller of PMI.

We relied on Section 4(a)(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Issuer Purchases of Equity Securities

A summary of our purchases of DXP Enterprises, Inc. common stock during the third quarter of fiscal year 2021 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	Jul 1 - Jul 31	808	$31.37	—	$55,826
	Aug 1 - Aug 31	—	—	—	55,826
	Sep 1 - Sep 30	960	27.97	—	55,826
	Total	1,768	$29.52	—	$55,826

(1)	There were 1,768 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during three months ended September 30, 2021.
(2)
On May 12, 2021, the Company announced the Share Repurchase Program pursuant to which we may repurchase up to $85.0 million or 1.5 million shares of the Company's outstanding common stock over the next 24 months. As of September 30, 2021, $55.8 million remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL.

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

Dated: December 8, 2021