Form 10-K
period 2021-12-31
DXP ENTERPRISES INC
filed 2022-04-05
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to
Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2021 was $560.0 million based on the closing sale price as reported on the NASDAQ Stock Market System.

Number of shares of registrant's Common Stock outstanding as of March 4, 2022: 18,607,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2022 annual meeting of shareholders are incorporated by reference into Part III hereof. The 2022 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DESCRIPTION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including volatility in oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, economic risks related to the impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. This Report identifies other factors that could cause such differences. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

Founded in 1908, DXP Enterprises, Inc. was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to customers in a variety of end markets including the general industrial, energy, food & beverage, chemical, transportation, water and wastewater. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). Sales, operating income, and other financial information for 2021, 2020 and 2019, and identifiable assets at the close of such years for our business segments are presented in Note 21 – Segment and Geographical Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Our total sales have increased from $125 million in 1996 to $1.1 billion in 2021 through a combination of internal growth and business acquisitions. At December 31, 2021, we operated from 170 locations which included 35 states in the U.S., nine provinces in Canada and one location in Dubai serving customers engaged in a variety of end markets as noted above. We have grown sales and profitability by adding additional products, services, and locations and becoming customer driven experts in maintenance, repair and operating solutions.

Our principal executive office is located at 5301 Hollister St., Houston, Texas 77040, and our telephone number is (713) 996-4700. Our website address is www.dxpe.com and emails may be sent to info@dxpe.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report.

Industry Overview

The industrial distribution market is highly fragmented. Based on 2020 sales as reported by Industrial Distribution magazine, we were the 17th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Business Segments

The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. In addition to the three business segments, our consolidated financial results include "Corporate and other expenses" which includes costs related to our centralized support functions, consisting, of accounting and finance, information technology, marketing, human resources, legal, inventory management & procurement and other support services and removes inter-company transactions. The following table sets forth DXP’s sales by business segments as of December 31, 2021. See Results of Operations under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for further information on our segments’ financial results.

(in millions)
Segment	2021 Sales	% of Sales	End Markets	Locations	Employees
SC	$816.5	73.3%	General Industrial, Oil & Gas, Food & Beverage, Water & Wastewater, Chemical & Petrochemical, Transportation, Aerospace	148 service centers, 4 distribution centers	1,577
IPS	$139.6	12.5%	Oil & Gas, Mining, Petrochemical, Water & Wastewater and Utilities	16 fabrication facilities, two wastewater locations	286
SCS	$157.8	14.2%	Food & Beverage, Transportation, Oil & Gas, General Industrial & Chemical	82 customers facilities'	355

Service Centers

The Service Centers are engaged in providing MRO products, equipment and services, including technical expertise and logistics capabilities, to a variety of customers serving varied end markets with the ability to provide same day delivery. We offer our customers a single source of supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from manufacturers. As a first-tier distributor, we are able to reduce our customers' costs and improve efficiencies in the supply chain. We offer a wide range of industrial MRO products, equipment and services through a continuum of customized and efficient MRO solutions. We also provide services such as field safety supervision, in-house and field repair and predictive maintenance.

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. DXP Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2021, our Service Centers’ products and services were distributed from 148 service centers and 4 distribution centers. DXP Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, food and beverage, petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal, agriculture and pulp and paper.

The Service Centers segment’s long-lived assets are located in the United States, Canada and Dubai. Approximately 8.5% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Legal and Regulatory Matters”.

At December 31, 2021, the Service Centers segment had approximately 1,577 employees, all of whom were full-time.

Innovative Pumping Solutions

DXP’s Innovative Pumping Solutions (IPS) segment provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to meet the capital equipment needs of our global customer base. Additionally, our IPS segment provides project solutions and capital equipment to the water and wastewater treatment markets including potable water, bio-solid and residual management and wastewater treatment. Our IPS segment provides a single source for engineering, systems design and fabrication for unique customer specifications.

Our sales of integrated pump packages, remanufactured pumps or branded private label pumps are generally derived from customer purchase orders containing the customers’ unique specifications. Sales are directly solicited from customers by our dedicated sales force.

DXP’s engineering staff can design a complete custom pump package to meet our customers’ project specifications. Drafting programs such as Solidworks and AutoCAD® allow our engineering team to verify the design and layout of packages with our customers prior to the start of fabrication. Finite Elemental Analysis programs such as Cosmos Professional are used to design the package to meet all normal and future loads and forces. This process helps maximize the pump packages’ life and minimizes any impact to the environment.

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

•Diesel and electric driven fire and water packages
•Pipeline booster packages
•Potable water packages
•Pigging pump packages
•Lease Automatic Custody Transfer (LACT) charge units
•Chemical injection pump packages wash down units
•Seawater lift pump packages
•Seawater/produced water injection packages
•Variety of packages to meet customer required industry specifications such as API, ANSI and NFPA

At December 31, 2021, the Innovative Pumping Solutions segment operated out of 18 facilities, 16 of which are located in the United States and two in Canada.

All of the IPS segment’s long-lived assets are located in the U.S. Approximately 7.0% of the IPS segment’s 2021 revenues were recognized in Canada and 93.0% were in the U.S.

At December 31, 2021, the IPS segment had approximately 286 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $96.9 million and $46.6 million at December 31, 2021 and 2020, respectively.

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

At December 31, 2021, the SCS segment operated supply chain installations in 82 of our customers’ facilities.

All of the SCS segment’s long-lived assets are in the U.S. and the majority of the SCS segment’s 2021 revenues were recognized in the U.S.

At December 31, 2021, the SCS segment had approximately 355 employees, all of whom were full-time.

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

Recent Acquisitions

A key component of our growth strategy includes acquiring businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 44 acquisitions across our three business segments.

The following briefly describes the Company’s acquisition activity for the two years ended December 31, 2021.

On September 20, 2021, the Company completed the acquisition of Premier Water LLC (“Premier”). Premier is a leading distributor and provider of products and services exclusively focused on serving the water and wastewater treatment markets primarily in North and South Carolina. The Company paid approximately $5.8 million in cash and stock subject to normal transaction adjustments customary for a transaction of this size and nature.

On July 1, 2021, the Company completed the acquisition of Process Machinery, Inc. (“PMI”), a leading distributor of pumps, mechanical seals, tank, filters and related process equipment that focuses on serving the chemical, power, pulp & paper, mining, metals and food processing industries. The Company paid approximately $9.6 million in cash, stock and future consideration subject to normal transaction adjustments customary for a transaction of this size and nature. See Note 17 - Business Acquisitions for further detail on additional potential consideration.

On April 30, 2021, the Company completed the acquisition of Carter & Verplanck, LLC (“CVI”), a distributor of products and services exclusively focused on serving the water and wastewater markets. The acquisition of CVI was funded with cash on hand as well as issuing DXP's common stock. The Company paid approximately $49.7 million in cash and stock subject to normal transaction adjustments customary for a transaction of this size and nature. A majority of CVI's sales are project-based work under the percentage-of-completion accounting model. As a result, CVI has been included in the IPS segment.

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

We are not currently aware of any environmental situation or violations of government regulations that we believe are likely to have a material adverse effect on our results of operations or financial condition.

Human Capital

DXP employed 2,490 people as of December 31, 2021 with approximately 2,259 people located in the United States, 231 people located in Canada and other countries where the Company's business operates. The Company is continually investing in its workforce to further talent development, increase employee safety, drive a strong workplace culture, improve compensation and benefits and diversity and inclusion to support our employees’ well-being, and foster their growth and development.

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

The Company considers its employee relations to be excellent. Headcount by segment and country are as follows:

Business Segment	Employees	Country	Employees
Service Centers	1,577	United States	2,259
Innovative Pumping Solutions	286	Canada	224
Supply Chain Services	355	Other	7
Corporate	272
Total Employees	2,490	Total Employees	2,490

We believe our employees are key to achieving our business objectives. Throughout the COVID-19 pandemic crisis, we continued to operate our business despite the challenges that arose from closing offices and operating our branch locations. Our use of technology and third party conferencing platforms enabled our office employees to work from home, performing their job functions with little to no loss of productivity. We required our employees to work from home as a result of governmental stay-at-home orders and, in many cases, in advance of those orders for the health and safety of our employees. For the most part, our warehouses and regional distribution centers remained open. Under various shelter-in place orders by national, state, provincial and local governments, we were exempted as an “essential” business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure and other industries. We took measures to safeguard the health and welfare of our employees. As various governmental isolation orders were lifted or phased out, we modified our operational plans to continue operating our business while addressing the health and safety of our employees.

Executive Officers

The following is a list of DXP’s executive officers, their age, positions, and a description of each officer’s business experience as of April 5, 2022. All of our executive officers hold office at the pleasure of DXP’s Board of Directors.

NAME	AGE	TITLE
David R. Little	70	Chairman of the Board, President and Chief Executive Officer
Kent Yee	46	Senior Vice President/Chief Financial Officer/Secretary
Nick Little	40	Senior Vice President/Chief Operating Officer
Chris Gregory	47	Senior Vice President/Chief Information Technology Officer
Paz Maestas	42	Senior Vice President/Chief Marketing & Technology Officer
Gene Padgett	51	Senior Vice President/Chief Accounting Officer
David C. Vinson	71	Senior Vice President/Innovative Pumping Solutions
John J. Jeffery	54	Senior Vice President/Supply Chain Services
Todd Hamlin	50	Senior Vice President/Service Centers

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

Kent Yee. Mr. Yee was appointed Senior Vice President/Chief Financial Officer/Secretary in June 2017.  Currently, Mr. Yee is responsible for acquisitions, finance, accounting, business integrations and human resources of DXP. From March 2011 to June 2017, Mr. Yee served as Senior Vice President Corporate Development and led DXP's mergers and acquisitions, business integration and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions and most recently as Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply.  Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 48 transactions including more than $1.5 billion in M&A and $3.4 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

Nick Little. Mr. Little was appointed Senior Vice President/Chief Operating Officer in January 2021. Mr. Little began his career with DXP nearly twenty years ago as an application engineer. During his tenure at DXP, Mr. Little has held various roles of increasing responsibility including outside sales, Director of Operations and more recently as the Regional Vice President of Sales and Operations. As Chief Operating Officer, Mr. Little is responsible for the execution of the strategic direction of the Company and oversees sales, operations and inventory management & procurement of DXP. He holds a Bachelor of Business Administration in Finance from Baylor University.

Chris Gregory. Mr. Gregory was appointed Senior Vice President and Chief Information Officer in March of 2018. Mr. Gregory joined the Company in August 2006. From December 2014 until January 2018 he served as Vice President of IT Strategic Solutions. Prior to serving as Vice President of IT Strategic Solutions he served in various roles, including application developer, database manager as well as leading the business intelligence and application development departments. He holds a Bachelor of Business Administration and Computer Information Systems from the University of Houston and an MBA from The University of Texas at Austin, McCombs School of Business.

Paz Maestas. Mr. Maestas was appointed Senior Vice President/Chief Marketing and Technology Officer in January 2021. Mr. Maestas has been with DXP since 2002 and leads the Company's e-Commerce and Omni-Channel initiatives. In his 20 years with DXP, he has served in various roles and most recently as Vice President of Marketing and Operations. He holds a Bachelor of Science from the University of Texas at Austin.

Gene Padgett. Mr. Padgett was appointed Senior Vice President/Chief Accounting Officer in May 2018. Prior to joining the Company, Mr. Padgett spent ten years with Spectra Energy in several positions with increasing responsibility including General Manager of U.S. and Canadian Tax, Director of U.S. Operations Accounting and General Manager Corporate Accounting. Prior to Spectra Energy, he spent seven years with Duke Energy in various roles covering Corporate Accounting, Accounting Research and Policy and working as a divisional controller. Mr. Padgett started his career at PricewaterhouseCoopers LLP.

David C. Vinson. Mr. Vinson was appointed Senior Vice President/Innovative Pumping Solutions in January 2006. He served as Senior Vice President/Operations of DXP from October 2000 to December 2005. From 1996 until October 2000, Mr. Vinson served as Vice President/Traffic, Logistics and Inventory. Mr. Vinson has served in various capacities with DXP since his employment in 1981.

John J. Jeffery. Mr. Jeffery was appointed Senior Vice President of Supply Chain Services in May 2010. He oversees the strategic direction for the Supply Chain Services business unit driving innovative business development initiatives for organizational growth and visibility. He began his career with T.L. Walker, which was later acquired by DXP in 1991. During his tenure with DXP, Mr. Jeffery has served in various significant capacities including branch, area, regional and national sales management as well as sales, marketing, information technology and Service Center vice president roles. He holds a Bachelor of Science in Industrial Distribution from Texas A&M University and is also a graduate of the Executive Business Program at Rice University.

Todd Hamlin.  Mr. Hamlin was appointed Senior Vice President of DXP Service Centers in June of 2010. Mr. Hamlin joined the Company in 1995. From February 2006 until June 2010 he served as Regional Vice President of the Gulf Coast Region. Prior to serving as Regional Vice President of the Gulf Coast Region he served in various capacities, including application engineer, product specialist and sales representative. From April 2005 through February 2006, Mr. Hamlin worked as a sales manager for the UPS Supply Chain Services division of United Parcel Service, Inc. He holds a Bachelor’s of Science in Industrial Distribution from Texas A&M University and a Master in Distribution from Texas A&M University. Mr. Hamlin serves on the Advisory Board for Texas A&M’s Master in Distribution degree program. In 2014, Mr. Hamlin was elected to the Bearing Specialists Association’s Board of Directors.

All officers of DXP hold office until the regular meeting of the board of directors following the 2022 Annual Meeting of Shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

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
•Our backlog is subject to unexpected adjustments and potential cancellations
•Our actual results could differ from the assumptions and estimates used to prepare our financial statements
•If we do not successfully remediate our internal controls weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted.

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

•We could be adversely impacted by low oil prices, volatility in oil prices and downturns in the energy industry, including decreased capital expenditures, impacting our customers’ demand for our products and services.
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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. As of December 31, 2021, our combined goodwill and intangible assets amounted to $387.7 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

Our backlog is subject to unexpected adjustments and potential cancellations

Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in oil prices, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project or contract performance could also impact our backlog. Such developments could have a material adverse effect on our business and our profits.

Our actual results could differ from the assumptions and estimates used to prepare our financial statements

In preparing our financial statements, we make estimates and assumptions that affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•recognition of revenue, costs, profits or losses;
•recognition of recoveries under contract change orders or claims;
•estimated amounts for project losses, warranty costs, contract close-out or other costs;
•income tax provisions and related valuation allowances; and
•accruals for other estimated liabilities, including litigation and insurance reserves and receivables.

Estimates are based on management's reasonable assumptions and experience, but are only estimates. Our actual business and financial results could differ from our estimates of such results due to changes in facts and circumstances, which could have a material negative impact on our financial condition and reported results of operations. Further, we recognize contract revenue as work on a contract progresses. The cumulative amount of revenue recorded on a contract at any point in time is the costs incurred to date versus the estimated total costs. Accordingly, contract revenue and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Such adjustments could be material and could result in reduced profitability.

If we do not successfully remediate our internal controls weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted.

As discussed in Item 9A, “Management's Report on Internal Controls Over Financial Reporting,” we concluded we have material weaknesses in our internal controls during 2021. If we fail to successfully remediate these weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted.

Risks Related to the Market and Economy

The COVID-19 pandemic has and could continue to result in disruptions in supply chain, decreased customer demand, lower oil price and volatility in the stock market and the global economy, which could negatively impact our business, financial position, and results of operations.

The COVID-19 pandemic created extensive disruptions to the global economy and to the lives of individuals throughout the world. COVID-19 spread globally during the first few months of 2020, resulting in certain supply chain disruptions, volatility in the stock market, lower oil prices, and a lockdown in international travel, all of which continued to adversely impact the global economy and may potentially impact future demand from our customers. While the scope, duration, and long-term effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it disrupted global economic activity and increased economic and market uncertainty. Further, a COVID-19 variant outbreak at one of our vendors’ or customers’ facilities could adversely impact or disrupt our operations. The pandemic impacted our customers spending and we have experienced these types of events negatively impacting our customers’ spending in certain regions or, depending upon the severity, globally, which can adversely impact our business, reputation, results of operations or financial conditions. If these effects resurface or continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not know the lingering extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any actions taken by governmental authorities and other third parties in response to a resurgence of the virus. While we do not know the long-term impact on our business, our operations or the global economy as a whole, the effects could have a prolonged material adverse effect on our business, financial condition, and results of operations.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense and the process of locating qualified key personnel may be lengthy and expensive. If any of our executive management team contract COVID-19, we may lose their services for an extended period of time, which would likely have a negative impact on our business and operations. If we experience widespread cases of COVID-19 or its variants among our employees, it would place more pressure on the remaining employees to perform all functions across the organization while maintaining their health, may require us to take remediation measures, and could impair our ability to conduct business. We may not be successful in retaining our key employees or finding adequate replacements for lost personnel.

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

We could be adversely impacted by low oil prices, volatility in oil prices and downturns in the energy industry, including decreased capital expenditures, impacting our customers’ demand for our products and services.

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

Low oil prices and the resulting downturns or lack of growth in the energy industry and energy related business could adversely impact our results of operations and financial condition. The volatility of crude oil prices since February 2020 has negatively impacted the oil and gas industry and may cause worsening conditions of energy companies, oilfield services companies, and related businesses. A significant portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital expenditures in connection with the upstream, midstream, and downstream phases in the energy industry. Therefore, sustained low oil and natural gas prices or a decline of such prices could lead to a decrease in our customers’ capital and other expenditures and could adversely affect our revenues.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own seven of our facilities while the remainder of our facilities are leased. At December 31, 2021, we had approximately 170 facilities which contained 148 services centers, 4 distribution centers, 16 fabrication facilities and 2 wastewater locations. Additionally, we operated out of 82 of our customers' facilities.

At December 31, 2021, the Service Centers segment operated out of 148 service center facilities. Of these facilities, 123 were located in the U.S. in 35 states, 24 were located in nine Canadian provinces and one was located in Dubai. The four distribution centers were located in the U.S., specifically in Texas, Montana and Nebraska. At December 31, 2021, the Innovative Pumping Solutions segment operated out of 16 fabrication facilities located in two states in the U.S., two provinces in Canada and 2 wastewater locations in the U.S.. At December 31, 2021, the Supply Chain Services segment operated supply chain installations in 82 of our customers’ facilities in 27 U.S. states and one Canadian province.

State/City/Province	Locations	State/City/Province	Locations
Alaska	1	New York	3
Alabama	6	Ohio	5
Arkansas	1	Oklahoma	3
Arizona	1	Oregon	1
California	3	Pennsylvania	3
Colorado	6	South Dakota	1
Florida	2	Tennessee	1
Georgia	4	Texas	46
Iowa	4	Utah	1
Illinois	2	Washington	3
Indiana	2	Wisconsin	1
Kansas	2	West Virginia	1
Louisiana	14	Wyoming	2
Massachusetts	1	Alberta	10
Maryland	1	British Columbia	1
Michigan	1	Manitoba	2
Minnesota	1	New Brunswick	1
Montana	2	Newfoundland	1
Nebraska	9	Nova Scotia	2
New Mexico	2	Ontario	5
North Carolina	3	Quebec	1
North Dakota	3	Saskatchewan	3
New Jersey	1	Dubai	1
		Total Locations	170

At December 31, 2021, our owned facilities ranged from 5,000 square feet to 45,000 square feet in size. We lease facilities for terms generally ranging from one to fifteen years. The leased facilities range from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations.

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

On March 4, 2022, we had approximately 384 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of DXP’s common stock to the NASDAQ Industrial Index,
S & P 400 Index and Dow Jones U.S. Industrial Suppliers Index. The graph assumes that the value of the investment in DXP’s common stock and in each index was $100 at December 31, 2016..

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2021:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	112,044	$31.72	559,024	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	112,044	$31.72	559,024	(1)
(1)Represents shares of common stock authorized for issuance under the 2016 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

The Company issued 20,793 unregistered shares of DXP’s common stock as part of the consideration for the September 20, 2021 acquisition of Premier. The unregistered shares were issued to the sellers of Premier.

The Company issued 61,177 unregistered shares of DXP’s common stock as part of the consideration for the July 1, 2021 acquisition of PMI. The unregistered shares were issued to the sellers of PMI.

The Company issued 351,945 unregistered shares of DXP’s common stock as part of the consideration for the April 30, 2021 acquisition of CVI. The unregistered shares were issued to the sellers of CVI.

The Company issued 852,391, 438,526, 192,988 and 40,638 unregistered shares of DXP’s common stock as part of the consideration for the December 31, 2020 acquisitions of TEC, APO, Pumping Solutions and CEC. The unregistered shares were issued to the sellers of TEC, APO, Pumping Solutions and CEC.

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

Repurchases of Common Stock

The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended December 31, 2021 (in thousands except average price paid per share):

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	October 1 – October 31, 2021	—	$—	—	$55,826
	November 1 – November 30, 2021	—	$—	—	$55,826
	December 1 – December 31, 2021	171	$25.40	171	$51,493
	Total	171	$25.40	171	$51,493

(1)
Represents shares repurchased by the Company during the period as part of our publicly announced share repurchase program. No shares were repurchased during the period from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock.

ITEM 6. Reserved

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

DXP's products are marketed in the United States, Canada and Dubai to customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for our products generally is subject to changes in the United States and Canada, and global and macro-economic trends affecting our customers and the industries in which they compete. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

CURRENT MARKET CONDITIONS AND OUTLOOK

COVID-19 Pandemic Impact

We continue to monitor the COVID-19 pandemic and its impact on macroeconomic and local economic conditions and the businesses and markets we serve. While we are currently able to operate in all of our locations, there is no guarantee that other events or a resurgence of the COVID-19 pandemic or variants will not occur. For example, in the event of a surge in levels of COVID-19 infections in certain states or localities, those impacted locations may respond by reinstating shut-downs or shelter-in-place mandates.

We have implemented and continue to implement procedures and processes as required or recommended by governmental and medical authorities to ensure the continued safety of our employees, customers and community partners. While the ongoing recovery from the COVID-19 pandemic fluctuated throughout the year, it has been accompanied by a resurgence in demand as industries return to regular operations, which continues to disrupt supply chains, transportation efficiency, product and labor availability. Our businesses and locations have remained functional as we are an essential business partner for our customers to remain operational. The Company continues to monitor and refine its product assortment and inventory availability and remains committed to serving customers and supporting our employees. As the pandemic continues to impact global markets and the needs of customers, our employees, suppliers and the communities we serve change, the Company’s efforts and business strategy will evolve accordingly. However, we are not able to predict whether our customers will continue to operate at their current or historical levels, and such decreases in their operations would have a negative impact on our business. We are also unable to predict how long the COVID-19 pandemic will last and the impact of the pandemic on future demand for our products and services. For additional discussion of the potential impact of the COVID-19 pandemic on our business, see “Consolidated Results of Operations” under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations and "Item 1A. Risk Factors” included in this Annual Report.

Economic Indices

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

Below are readings for the fourth quarter versus the full year average:

	Index Reading *
Period	MCU	PMI	IP	MBI
October	76.1	60.8	102.1	60.7
November	76.7	60.6	102	59.0
December	76.6	58.8	103.5	57.6

Fiscal 2021 Q4 average	76.5	60.1	102.5	59.1
Fiscal 2021 average	75.4	60.6	100.5	59.7
Fiscal 2020average	71.9	52.5	101.8	47.6
Fiscal 2019 average	77.8	51.3	109.4	50.6

* The information contained in this table has been obtained from third party publicly available sources.

DXP also monitors various oil & gas indicators including active drilling rigs, gross U.S. domestic production and the West Texas Intermediate ("WTI") price of oil. Below are readings for the last three years:

Operating Environment Overview*
	December 31,
	2021	2020	2019
Active Drilling Rigs**
U.S	475	436	944
Canada	131	90	135
International	755	825	1,098
Worldwide	1,361	1,351	2,177

Gross Domestic Product (in billions)	$22,993.5	$20,932.8	$21,429.0
West Texas Intermediate ** (per barrel)	$68.14	$39.16	$56.98
Purchasing Managers Index	60.6	60.5	47.8
* The information contained in this table has been obtained from third party publicly available sources.
** Averages for the years indicated.

During 2021, the growth rate of the general economy improved from 2020 as well as the rig count. Sales for the year ended December 31, 2021 increased $108.7 million, or 10.8%, to approximately $1.1 billion from $1.0 billion for the prior corresponding period. The majority of the 2021 sales increase is the result of increased sales due to acquisitions and the related sales of rotating equipment air compressors.

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

Consolidated Results of Operations

	Years Ended December 31,
	2021	%	2020	%	2019	%

	( in millions, except percentages and per share amounts)
Sales	$1,113.9	100.0	$1,005.3	100.0	$1,264.9	100.0
Cost of sales	785.4	70.5	728.1	72.4	915.1	72.3
Gross profit	$328.5	29.5	$277.2	27.6	$349.8	27.7
Selling, general & administrative expense	288.6	25.9	245.0	24.4	282.4	22.3
Impairment and other charges	$—	—	$59.9	6.0	$—	—
Operating income (loss)	$39.9	3.6	$(27.7)	(2.8)	$67.4	5.3
Other( income) expense, net	(0.4)	—	0.1	—	—	—
Interest expense	21.1	1.9	20.6	2.0	19.5	1.5
Income (loss) before income taxes	$19.2	1.7	$(48.4)	(4.8)	$47.9	3.8
Provision for income taxes (benefit)	3.4	0.3	(18.7)	(1.9)	11.2	0.9
Net income (loss)	$15.8	1.4	$(29.7)	(3.0)	$36.7	2.9
Net loss attributable to noncontrolling interest	(0.7)	(0.1)	(0.3)	—	(0.3)	—
Net income (loss) attributable to DXP Enterprises, Inc.	$16.5	1.5	$(29.4)	(2.9)	$37.0	2.9
Per share
Basic earnings per share	$0.87		$(1.65)		$2.10
Diluted earnings per share	$0.83		$(1.65)		$2.01

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

SALES. Sales for the year ended December 31, 2021 increased $108.7 million, or 10.8%, to approximately $1.1 billion from $1.0 billion for the year ended December 31, 2020. This sales increase is the result of an increase in sales in our SC and SCS segments of $153.9 million and $3.2 million, respectively. This was partially offset by a decrease in sales in our IPS segment of $48.4 million. Sales from businesses recently acquired accounted for $147.5 million of the sales for the twelve months ended December 31, 2021. Excluding the 2020 and 2021 sales of businesses acquired, sales for the year decreased by $19.2 million, or 2.0% from the prior year's corresponding period. The fluctuations in sales are further explained in our business segment discussions below.

	Years Ended December 31
	2021	2020	Change	Change%

Sales by Business Segment	(in thousands, except change %)
Service Centers	$816,496	$662,617	$153,879	23.2%
Innovative Pumping Solutions	139,591	187,991	(48,400)	(25.7)%
Supply Chain Services	157,834	154,658	3,176	2.1%
Total DXP Sales	$1,113,921	$1,005,266	$108,655	10.8%

Service Centers Segment. Sales for the Service Centers segment increased by $153.9 million, or 23.2% for the year ended December 31, 2021, compared to the year ended December 31, 2020. Excluding $129.1 million of 2021 Service Centers segment sales from businesses acquired, Service Centers segment sales increased $44.4 million, or 6.9% from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, metal working, and bearings and power transmission products to customers engaged in a variety of markets .
Innovative Pumping Solutions Segment. Sales for the IPS segment decreased by $48.4 million, or 25.7% for the year ended December 31, 2021, compared to the year ended December 31, 2020. Excluding $18.4 million of 2021 IPS segment sales from businesses acquired, IPS segment sales decreased $66.8 million, or 35.5% from the prior year's corresponding period. This decrease was primarily the result of a decrease in the capital spending by oil and gas producers and related businesses stemming from a decrease in U.S. crude oil production due to low crude prices and the negative economic impacts of COVID-19.
Supply Chain Services Segment. Sales for the SCS segment increased by $3.2 million, or 2.1%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The improvement in sales is primarily related to increased sales to customers in the aerospace and oil and gas industries.

GROSS PROFIT. Gross profit as a percentage of sales for the year ended December 31, 2021 increased by approximately 192 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales increased by approximately 185 basis points. The increase in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 435 basis point increase in the gross profit percentage in our IPS segment, a 154 basis point increase in the gross profit percentage in our SC segment and a 2 basis point increase in the gross profit percentage in our SCS segment.

Service Centers Segment. The gross profit percentage for the Service Centers increased approximately 142 basis points and approximately 154 basis points, excluding the impact for the businesses acquired, from the prior year's corresponding period. This was primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in non-oil and gas markets.

Innovative Pumping Solutions Segment. The 2021 gross profit percentage for the IPS segment increased approximately 463 basis points from the prior year's corresponding period. The increase in gross profit percentage is primarily due to a mix shift (higher margin international work and domestic water and wastewater projects) as well as the shipment of negative gross profit percentage work completed in 2020. Gross profit dollars decreased $5.8 million, primarily as a result of significantly reduced capital expenditure budgets by our customers associated with the negative economic impacts of the COVID-19 pandemic.

Supply Chain Services Segment. Gross profit as a percentage of sales increased approximately 2 basis points for the year ended December 31, 2021, compared to the prior year's corresponding period. This improvement is primarily the result of an increase in sales discussed above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A for the year ended December 31, 2021 increased by approximately $43.7 million, or 17.8%, to $288.6 million from $245.0 million for prior year's corresponding period. SG&A expense from businesses acquired accounted for $26.8 million. Excluding expenses from businesses acquired in 2020 and 2021, SG&A for the twelve months ended December 31, 2021 increased by $21.7 million, or 9.1%. The overall increase in SG&A is the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity in 2021 compared to cost reduction actions associated with COVID-19 and depressed demand in oil and gas markets in the prior year.

OPERATING INCOME. Operating income for the year ended December 31, 2021 increased by $67.5 million to $39.9 million from an operating loss of $27.7 million in the prior year's corresponding period. This increase in operating income is primarily related to an impairment and other charges of $59.9 million in 2020 with no comparable activity in 2021.

INTEREST EXPENSE. Interest expense for year ended December 31, 2021 increased by $0.5 million, or 2.5%, from the prior year's corresponding period primarily due to a higher principal balance for the twelve months ended December 31, 2021 compared to the prior year's corresponding period as a result of the Company entering into a new term loan in December 2020 .

INCOME TAXES. Our effective tax rate was a tax expense of 17.9% for the year ended December 31, 2021 compared to a tax benefit of 38.7% for the year ended December 31, 2020. Compared to the U.S. statutory rate for the year ended December 31, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and a reserve for uncertain tax positions. This was partially offset by research and development tax credits, other tax credits, and a tax benefit from a net operating loss carryback claim due to the CARES Act. The Company reported a loss before income taxes for the year ended December 31, 2020. As a result, items that ordinarily increase or decrease the tax rate had the opposite effect. Compared to the U.S. statutory rate for the year ended December 31, 2020, the effective tax rate was increased by state taxes, foreign taxes, research and development tax credits and other tax credits. This was partially offset by nondeductible expenses and a reserve for uncertain tax positions.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

For the full year 2020 to 2019 comparative discussion, see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in DXP’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.
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

Organic Sales is defined as net sales excluding the impact of acquisitions and divestitures for the respective periods. Organic Sales is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Sales per Business Day is defined as total net sales divided by business days for the period. Sales per Business Day assists management and investors in evaluating the Company's historical performance.

Free Cash Flow is defined as cash provided by operations less net purchases of property and equipment. We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase company shares, and for certain other activities.

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

A reconciliation of the non-GAAP financial measures, to its most comparable GAAP financial measure is included below.
The following table sets forth the reconciliation of net sales to organic net sales (in millions):

Reconciliation of Net Sales to Organic Net Sales

Fiscal 2021	Net Sales	Acquisition Sales	Divestiture Sales	Organic Sales
Service Centers	$816	$129	$—	$687
Innovative Pumping Solutions	140	18	—	122
Supply Chain Services	158	—	—	158
Total Sales	$1,114	$147	$—	$967

Fiscal 2020
Service Centers	$662	$19	$—	$643
Innovative Pumping Solutions	188	—	—	188
Supply Chain Services	155	—	—	155
Total Sales	$1,005	$19	$—	$986

Year-over-year growth rates
Service Centers	23.3%	$110	—	6.8%
Innovative Pumping Solutions	(25.5)%	18	—	(35.1)%
Supply Chain Services	1.9%	—	—	1.9%
Total Sales	10.8%	$128	—	(1.9)%

The sales per business day were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Business days	251	253	252
Sales per Business Day	$4,500	$3,974	$5,019

We use EBITDA and Adjusted EBITDA internally to evaluate and manage the Company's operations because we believe it provides useful supplemental information regarding the Company's ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

For further discussion regarding free cash flow as a management metric see the "Liquidity and Capital Resources - Free Cash Flow" below.

The following table sets forth the reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2021	2020	2019

GAAP net income (loss) attributable to DXP Enterprises, Inc.	$16,496	$(29,269)	$37,025
Loss attributable to non-controlling interest	(745)	(348)	(260)
Provision for income taxes	3,431	(18,696)	11,194
Depreciation and amortization	27,143	22,683	25,174
Interest and other financing expenses	21,089	20,571	19,498
EBITDA	$67,414	$(5,059)	$92,631
EBITDA margin as % of sales	6.1%	(0.5)%	7.3%
NCI loss before tax*	993	632	342
Impairment and other charges	—	59,883	—
Stock compensation expense	1,823	3,532	1,963
Adjusted EBITDA	$70,230	$58,988	$94,936
Adjusted EBITDA margin as % of sales	6.3%	5.9%	7.5%
*NCI represents non-controlling interest

Liquidity and Capital Resources

General Overview

As of December 31, 2021, we had cash of $49.1 million and bank and other borrowings of $326.7 million. We have a $135 million asset-based loan facility that is due to mature in August 2022, under which we had no borrowings outstanding as of December 31, 2021 and a Term Loan B with $326.7 million in borrowings.

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

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	Change	Change(%)

Net cash provided by (used in):
Operating activities	$37,089	$109,650	$(72,561)	(66)%
Investing activities	(69,023)	(121,796)	52,773	(43)%
Financing activities	(38,493)	77,406	(115,899)	(150)%
Effect of foreign currency	88	(168)	256	(152)%
Net change in cash	$(70,339)	$65,092	$(135,431)	(208)%
Operating Activities

The Company generated $37.1 million of cash in operating activities during the year ended December 31, 2021 compared to generating $109.7 million of cash during the prior year's corresponding period. The $72.6 million decrease in the amount of cash generated between the two periods was primarily due to increased business activity and beginning the process of rebuilding inventory levels in 2021. The Company generally builds cash during down cycles as the replenishment of inventory slows, project work narrows and the use of operating cash flows to fund these activities subsides.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $69.0 million compared to $121.8 million in the corresponding period in 2020. This decrease of $52.8 million was primarily driven by a reduction in total purchase price paid for acquisitions during 2021 of $64.7 million compared to $115.2 million for acquisitions in 2020.

Financing Activities

For the year ended December 31, 2021, net cash used in financing activities was $38.5 million, compared to net cash generated in financing activities of $77.4 million for the corresponding period in 2020. For the year ended December 31, 2021, the Company repurchased approximately $33.5 million in outstanding shares. The net inflow of cash from financing activities in 2020 benefited from the refinancing of our Term Loan raising $330 million, offset by the repayment of the original Term Loan for $244 million.

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the twelve months ended December 31, 2021 we purchased 1.2 million shares for approximately $33.5 million. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal installments beginning on June 15, 2021. The two remaining installments of $13.6 million were included in other current liabilities as of December 31, 2021.

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

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") which provides for a $135 million asset-backed revolving line of credit (the "ABL Revolver"), a $50 million increase from the $85.0 million available under the original revolver. During the twelve months ended December 31, 2021, the amount available to be borrowed under our credit facility decreased to $131.7 million compared to $131.9 million at December 31, 2020.

We believe this is adequate funding to support working capital needs within the business.

At December 31, 2021, our total long-term debt, including the current portion, less principal repayments, was $326.7 million, or 47.7% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $685.4 million. Approximately $326.7 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Free Cash Flow

We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase company shares, and for certain other activities. Our Free Cash Flow, which is calculated as cash provided by operations less net purchase of property and equipment, was $32.8 million, $103.1 million and $19.2 million for years 2021, 2020 and 2019, respectively.

Free Cash Flow is not a measure of liquidity under generally accepted accounting principles in the United States, and may not be defined and calculated by other companies in the same manner. Free Cash Flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free Cash Flow reconciles to the most directly comparable GAAP financial measure of cash flows from operations.

The following table sets forth the reconciliation of Net cash provided by operating activities to Free Cash Flow:

(in thousands)	Years Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$37,089	$109,650	$41,306
Less: Purchase of property and equipment	5,999	6,672	22,120
Add: Proceeds from the disposition of property and equipment	1,669	123	35
Free Cash Flow	$32,759	$103,101	$19,221

ABL Facility and Senior Secured Term Loan B

Asset-Based Loan Facility:

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver") a $50 million increase from the $85.0 million available under the original revolver. During the twelve months ended December 31, 2021, the amount available to be borrowed under our credit facility decreased to $131.7 million compared to $131.9 million at December 31, 2020 primarily as a result of outstanding letters of credit.

As of December 31, 2021, there were no amounts of ABL Loans outstanding under the ABL Revolver.

The Company's consolidated Fixed Charge Coverage Ratio was 2.74 to 1.00 as of December 31, 2021. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of December 31, 2021.

The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The unused line fee was 0.375% at December 31, 2021.

The interest rate for the ABL facility was 1.9% at December 31, 2021.

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

The interest rate for the Term Loan was 5.8% as of December 31, 2021.

Financial Covenants:

DXP’s principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2021, the Company's consolidated Fixed Charge Coverage Ratio was 2.74 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2021, is either equal to or less than as indicated in the table below:

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
As of December 31, 2021, the Company’s consolidated Secured Leverage Ratio was 3.71 to 1.00.

The ABL Loans and the Term Loan are secured by substantially all of the assets of the Company.

Borrowings (in thousands):

	December 31, 2021	December 31, 2020	Increase (Decrease)
Current portion of long-term debt	$3,300	$3,300	$—
Long-term debt	323,400	326,700	(3,300)
Total long-term debt	326,700	330,000	(3,300)
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

Borrowing Capacity (in thousands):

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows:

	December 31, 2021	December 31, 2020	Increase (Decrease)
Total borrowing capacity	$135,000	$135,000	$—
Less : ABL	—	—	—
Less : Outstanding letters of credit	3,267	3,131	136
Total amount available	$131,733	$131,869	$(136)
Contractual Obligations

The impact that our contractual obligations as of December 31, 2021 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$3,300	$6,600	$6,600	$310,200	$326,700
Operating lease obligations	21,189	25,497	11,643	8,515	66,844
Estimated interest payments (2)	18,690	36,812	36,053	—	91,555
Total	$43,179	$68,909	$54,296	$318,715	$485,099
(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2021. Assumes debt is paid on maturity date and not replaced.

Indemnification

In the ordinary course of business, DXP enters into contractual arrangements under which DXP may agree to indemnify customers from any losses incurred relating to the services we perform. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnities have been immaterial.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements of DXP are prepared in accordance with United States generally accepted accounting principles (“US GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors of DXP. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States, and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral. Provisions to the allowance for doubtful accounts (or allowance for credit losses) are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of such accounts under the current expected credit losses model. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

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

A fair amount of the Company’s customers operate in the energy industry. The cyclical nature of the industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations.

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts under the aging schedule method, and an individual assessment of each invoice. Under this method, a historical credit loss rate is determined by age bucket or how long a receivable has been outstanding. The historical loss rates for each respective age bucket are then adjusted for current conditions using reasonable and supportable data points. The overall allowance is adjusted accordingly based upon historical experience and economic factors that impact our business and customers. At December 31, 2021, the allowance was approximately 3.4% of the gross accounts receivable. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

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

During the third quarter of 2020, the Company’s market capitalization and overall sales declined significantly driven by then current macroeconomic and geopolitical conditions including the collapse of oil prices caused by both surplus production and supply as well as the decrease in demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand had a significant impact on the investment and operating plans of many of our customers. Based on these events, the Company concluded that it was more likely than not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test.

For the twelve months ended December 31, 2020, goodwill was evaluated for impairment at the reporting unit level. The Company had four goodwill reporting units: Service Centers, Innovative Pumping Solutions, Canada and Supply Chain Services. The Company determined the fair values of two reporting units with goodwill were below their carrying values, resulting in a $36.4 million goodwill impairment, which was included in impairments and other charges in the consolidated statement of operations. As the world and the economy began to reopen during 2021, the lifting of mandates and the dissemination of vaccines eased the impacts of the pandemic. In light of these improvements, we performed an assessment of our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value at December 31, 2021, and therefore no impairment of goodwill was recorded for 2021.

Innovative Pumping Solutions

The oil and gas industry experienced unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. These factors, along with the continued impact of COVID-19, constituted a triggering event and required a goodwill impairment analysis for our manufacturing reporting unit. With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, the results of the impairment test indicated that the carrying amount of the manufacturing reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of its remaining goodwill was required. Significant assumptions inherent in the valuation methodologies for goodwill impairment calculations included, but were not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and the cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Company applied a hypothetical 100 bps reduction in the weighted average cost of capital, and separately, increased the revenue projections by 10 percent, holding other factors steady. Even with more favorable assumptions, the results of these sensitivity analyses led the Company to record a non-cash impairment charge of $16.0 million for goodwill during the twelve months ended December 31, 2020. As described above, no impairment of goodwill was recorded for 2021.

Canada

In 2020, as a result of the reductions in capital spending for oil and gas producers and processors and the economic repercussions from the COVID-19 pandemic, we determined those events constituted a triggering event that required us to review the recoverability of our long-lived assets and perform an interim goodwill impairment assessment as of July 31, 2020. Our review resulted in the recording of impairments and other charges during the third quarter of 2020. As a result of our goodwill impairment assessments, we determined that the fair value of our Canadian reporting unit was lower than its net book value and, therefore, resulted in a partial goodwill impairment. The enterprise value of the Canadian reporting unit at July 31, 2020 was less than its carrying value by approximately 40 percent. This resulted in a partial goodwill impairment of approximately $20.5 million for Canada. Per the impairment test and respective sensitivity analyses, it was noted that a decrease of approximately 480 basis points in the pre-tax discount rate and an approximately 150 basis points increase in our revenue long-term growth rate projections would cause the Canada business enterprise value to increase to the level of its carrying value and thus avoid a full impairment. The easing of restrictions and the distribution of vaccines contributed to significant improvements in 2021. As a result, no impairment of goodwill was recorded for 2021.

Other Impairments and methodology

The negative market indicators described above were triggering events that indicated that certain of the Company’s long-lived intangible and tangible assets and additional inventory items may also have been impaired. Recoverability testing indicated that certain long-lived assets and inventory were indeed impaired or otherwise not recoverable. The estimated fair value of these assets was determined to be below their carrying value. As a result, the Company recorded the following additional impairment and other charges for the twelve months ended December 31, 2020 as detailed in the table below (in thousands).

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

Purchase Accounting

DXP estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for the acquisitions completed in fiscal years 2021 and 2020. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Some of our acquisitions may include as additional compensation, contingent consideration. Contingent consideration is a financial liability recorded at fair value upon acquisition. The amount of contingent consideration to be paid is based on the occurrence of future events, such as the achievement of certain revenue or earnings milestones of the target after consummation. Accordingly, the estimate of fair value contains uncertainties as it involves judgment about the likelihood and timing of achieving these milestones as well as the discount rate used. Changes in fair value of the contingent consideration obligation result from changes to the assumptions used to estimate the probability of success for each milestone, the anticipated timing of achieving the milestones and the discount period and rate to be applied. A change in any of these assumptions could produce a different fair value, which could have a material impact on the results from operations. The impact of changes in key assumptions is described in Note 5 Fair Value of Financial Assets and Liabilities.

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

Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable rate debt. To reduce our interest rate risk we may enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate our exposure. As of December 31, 2021, we had no interest rate hedges in place. Based on a sensitivity analysis as of December 31, 2021, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2021 than in 2020, interest expense, would fluctuate by $3.3 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2020, had short-term interest rates averaged 100 basis points higher (lower) in 2020 than in 2019, it was estimated that interest expense would have fluctuated by approximately $3.3 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding each year.

Foreign Currency Risk
We are exposed to foreign currency risk from our Canadian operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt and other liabilities denominated or issued in the foreign currency. To monitor our currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average 10% devaluation in the Canadian dollar exchange rate during 2021 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $0.7 million on our Consolidated Statement of Operations.

Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DXP Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effects of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:

a.The Company did not design and maintain effective internal controls to ensure that aged items recorded in the un-invoiced inventory accounts payable are monitored, addressed and cleared in a timely manner.
b.The Company did not design and maintain effective management review controls to ensure the proper application of generally accepted accounting principles (ASC 606, Revenue from Contracts with Customers) related to the percentage-of-completion method, an input method as defined by ASC 606, of recognizing revenue from contracts with customers.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Revenue Recognized Over Time

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company recognizes revenue from contracts with customers in its Innovative Pumping Solutions segment under the percentage-of-completion method, an input method as defined by ASC 606. For these transactions, revenue is recognized over time based on cost incurred to date as a percentage of total estimated cost.

We identified revenue recognized over time as a critical audit matter based on the manual and subjective nature of the Company determining estimated costs to complete, as well as insufficient internal policies, procedures, and software. Evaluating revenue recognized over time under the percentage-of-completion method required extensive audit effort and a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:
a.Understanding the design and effectiveness of internal controls around management’s review of the schedule of contracts and related contract progress;
b.Testing the calculation of revenue recognized over time through an examination of billings, cash collections, costs incurred, and other related components;
c.Sampling contracts with customers, including confirming contract and progress details with project managers; and,
d.Evaluating management’s expected costs to be incurred on projects for reasonableness by performing a retrospective analysis.

/s/ McConnell & Jones LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
April 5, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the (consolidated) financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Moss Adams LLP

Houston, Texas

March 18, 2021, except for the effects of the correction of errors previously disclosed in the restated December 31, 2020 financial statements, as to which the date is October 21, 2021.

We served as the Company’s auditor from 2017 to 2021.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019

Sales	$1,113,921	$1,005,266	$1,264,851
Cost of sales	785,415	728,070	915,062
Gross profit	$328,506	$277,196	$349,789
Selling, general and administrative expense	288,649	244,981	282,377
Impairment and other charges	—	59,883	—
Income (loss) from operating	$39,857	$(27,668)	$67,412
Other (income) expense, net	(414)	74	(45)
Interest expense	21,089	20,571	19,498
Income (loss) before income taxes	$19,182	$(48,313)	$47,959
Provision for income taxes (benefit)	3,431	(18,696)	11,194
Net income (loss)	$15,751	$(29,617)	$36,765
Net loss attributable to noncontrolling interest	(745)	(348)	(260)
Net income (loss) attributable to DXP Enterprises, Inc.	$16,496	$(29,269)	$37,025
Preferred stock dividend	90	90	90
Net income (loss) attributable to common shareholders	$16,406	$(29,359)	$36,935

Net income (loss)	$15,751	$(29,617)	$36,765
Cumulative translation adjustment, net of income taxes	696	1,941	(687)
Comprehensive income (loss)	$16,447	$(27,676)	$36,078

Earnings (loss) per share (Note 13)
Basic	$0.87	$(1.65)	$2.10
Diluted	$0.83	$(1.65)	$2.01
Weighted average common shares outstanding:
Basic	18,949	17,748	17,592
Diluted	19,789	17,748	18,432

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$48,989	$119,328
Restricted cash	91	91
Accounts receivable, net of allowances for doubtful accounts of $7,759 and $8,628	218,137	166,941
Inventories	100,894	97,071
Costs and estimated profits in excess of billings	17,193	18,459
Prepaid expenses and other current assets	9,522	4,548
Federal income taxes receivable	9,748	2,987
Total current assets	$404,574	$409,425
Property and equipment, net	51,880	56,899
Goodwill	308,506	261,767
Identified Intangibles, net	79,205	80,088
Operating lease ROU assets	57,221	55,188
Other long-term assets	4,806	4,764
Total assets	$906,192	$868,131
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,300	$3,300
Trade accounts payable	77,842	64,849
Accrued wages and benefits	23,006	20,621
Customer advances	12,924	3,688
Billings in excess of costs and estimated profits	3,581	4,061
Short-term operating lease liabilities	18,203	15,891
Other current liabilities	42,206	34,729
Total current liabilities	$181,062	$147,139
Long-term debt, net of current maturities and unamortized debt issuance costs	315,397	317,139
Long-term operating lease liabilities	39,922	38,010
Other long-term liabilities	3,603	2,930
Deferred income taxes	7,516	1,777
Total long-term liabilities	$366,438	$359,856
Total liabilities	$547,500	$506,995
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,580,364 and 19,208,067 outstanding	195	189
Additional paid-in capital	206,772	192,068
Retained earnings	202,484	186,078
Accumulated other comprehensive loss	(17,317)	(18,013)
Treasury stock, at cost 1,184,648 shares at December 31, 2021	(33,511)	—
Total DXP Enterprises, Inc. equity	$358,639	$360,338
Noncontrolling interest	53	798
Total equity	$358,692	$361,136
Total liabilities and equity	$906,192	$868,131
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to DXP Enterprises, Inc.	$16,496	$(29,269)	$37,025
Less: net loss attributable to non-controlling interest	(745)	(348)	(260)
Net income (loss)	$15,751	$(29,617)	$36,765
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	9,946	10,396	10,100
Impairment and other charges	—	59,883	—
Amortization of intangible assets	17,197	12,287	15,074
Bad debt expense	67	1,194	139
Payment of contingent consideration liability in excess of acquisition-date fair value	(45)	(136)	(106)
Amortization of debt issuance costs	1,558	1,875	1,875
Fair value adjustment on contingent consideration	504	(395)	54
Loss on extinguishment and modification of debt	—	2,288	—
Gain on sale of property and equipment	(282)	—	(9)
Stock compensation expense	1,823	3,532	1,963
Deferred income taxes	6,140	(14,732)	840
Changes in operating assets and liabilities
Trade accounts receivable	(43,736)	44,884	7,898
Costs and estimated profits in excess of billings	3,991	14,009	92
Inventories	(5,290)	22,414	(13,910)
Prepaid expenses and other assets	649	13,782	5,110
Accounts payable and accrued expenses	27,004	(15,345)	(19,003)
Billings in excess of costs & estimated profits	(772)	(7,816)	1,142
Other long-term liabilities	2,584	(8,853)	(6,718)
Net cash provided by operating activities	$37,089	$109,650	$41,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,999)	(6,672)	(22,120)
Proceeds from the sale of property and equipment	1,669	123	35
Acquisition of businesses, net of cash acquired	(64,693)	(115,247)	—
Net cash used in investing activities	$(69,023)	$(121,796)	$(22,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	330,000	—
Principal debt payments	(3,300)	(244,375)	(4,341)
Debt issuance costs	—	(7,268)	—
Issuance of Common Stock- shares sold in public market	—	1,142	—
Purchase of treasury stock	(33,511)	—	—
Payment for contingent consideration liability	(955)	(1,864)	(1,394)
Preferred dividends paid	(90)	(90)	(90)
Payment for employee taxes withheld from stock awards	(637)	(139)	(267)
Net cash (used in) provided by financing activities	$(38,493)	$77,406	$(6,092)
Effect of foreign currency on cash	88	(168)	679
Net Change In Cash	$(70,339)	$65,092	$13,808
Cash and restricted cash at Beginning of Year	119,419	54,327	40,519
Cash and restricted cash at End of Year	$49,080	$119,419	$54,327
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,531	$13,321	$17,623
Cash paid for income taxes	$6,120	$6,277	$13,318
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Series A preferred Stock	Series B preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Treasury stock	Non controlling interest	Accum Other Comp (Loss)	Total equity
Balances at December 31, 2018	$1	$15	$174	$156,190	$178,729	$—	$1,406	$(19,267)	$317,248
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,963	—	—	—	—	1,963
Tax related items for share based awards	—	—	—	(267)	—	—	—	—	(267)
Cumulative translation adjustment	—	—	—	—	—	—	—	(687)	(687)
Net income	—	—	—	—	37,025	—	(260)	—	36,765
Balance at December 31, 2019	$1	$15	$174	$157,886	$215,664	$—	$1,146	$(19,954)	$354,932
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	3,532	—	—	—	—	3,532
Tax related items for share based awards	—	—	—	(139)	—	—	—	—	(139)
Issuance of shares of common stock-Acquisition	—	—	15	29,351	—	—	—	—	29,366
Issuance of shares of Common stock-Shares sold in public market	—	—	—	1,142	—	—	—	—	1,142
Cumulative translation adjustment	—	—	—	296	(227)	—	—	1,941	2,010
Net loss	—	—	—	—	(29,269)	—	(348)	—	(29,617)
Balance at December 31, 2020	$1	$15	$189	$192,068	$186,078	$—	$798	$(18,013)	$361,136
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,767	—	—	—	—	1,767
Stock compensation expense				56					56
Tax related items for share based awards	—	—	—	(637)	—	—	—	—	(637)
Issuance of shares of common stock	—	—	6	13,518	—	—	—	—	13,524
Cumulative translation adjustment	—	—	—	—	—	—	—	696	696
Purchase of treasury stock	—	—	—	—	—	(33,511)	—		(33,511)
Net income	—	—	—	—	16,496	—	(745)	—	15,751
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(17,317)	$358,692

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to customers serving a variety of end markets. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). See Note 21 - Segment and Geographical Reporting for discussion of the business segments.

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

DXP is the primary beneficiary of a VIE in which DXP owns 47.5% of the equity. DXP consolidates the financial statements of the VIE with the financial statements of DXP. As of December 31, 2021, the total assets of the VIE were approximately $3.5 million including approximately $2.8 million of fixed assets. DXP is the primary customer of the VIE. Consolidation of the VIE increased cost of sales by approximately $1.8 million for the year ended December 31, 2021 and decreased cost of sales by approximately $0.8 million for the year ended December 31, 2020, respectively. The Company recognized a related income tax benefit of $150 thousand and $116 thousand related to the VIE for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the owners of the 52.5% of the equity not owned by DXP included employees of DXP.

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

Cash

The Company places its cash with institutions with high credit quality. However, at certain times, such cash may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not historically experienced any losses when in excess of these limits.

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

Changes in this allowance for 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2021		2020		2019
Balance at beginning of year	$8,628		$8,929		$10,126
Charged to costs and expenses	67		1,194		139
Charged to other accounts	12	(1)	21	(1)	79	(1)
Deductions	(948)	(2)	(1,516)	(2)	(1,415)	(2)
Balance at end of year	$7,759		$8,628		$8,929
(1) Primarily due to translation adjustments
(2) Uncollectible accounts written off, net of recoveries

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

Property and Equipment

Property and equipment are recorded on a historical cost basis. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives. Maintenance and repairs of depreciable assets are charged against earnings as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable.

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
The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Should the reporting unit's carrying amount exceed the fair value, then an impairment charge for the excess would be recognized. The impairment charge is limited to the amount of goodwill allocated to the reporting unit, and goodwill will not be reduced below zero. For the twelve months ended December 31, 2020, goodwill was evaluated for impairment at the reporting unit level resulting in a $36.4 million goodwill impairment which was included in impairment charges in the consolidated statement of operations. No impairment of goodwill was required in 2021 and 2019.

Impairment of Long-Lived Assets, Excluding Goodwill

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. For the twelve months ended December 31, 2020, long-lived assets were evaluated for impairment at the reporting unit level resulting in a $4.8 million long-lived assets impairment which was included in impairment charges in the consolidated statement of operations. No impairment of long-lived assets was required in 2021 and 2019.

Revenue Recognition

The Company fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps within our Innovative Pumping Solutions segment. For binding agreements to fabricate tangible assets to customer specifications, the Company recognizes revenues over time when the customer is able to direct the use of and obtain substantially all of the benefits of the work performed. This typically occurs when the products have no alternative use for us and we have a right to payment for the work completed to date plus a reasonable profit margin. Contracts generally include cancellation provisions that require the customer to reimburse us for costs incurred through the date of cancellation. We recognize revenue for these contracts using the percentage of completion method, an "input method" as defined by ASC 606, "Revenue from Contracts with Customers". Under this method, revenues are recognized as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. The typical time span of these contracts is approximately one to two years.

The Service Centers segment provides a wide range of maintenance, repair and operating (MRO) products, equipment and integrated services, including logistics capabilities, to industrial customers. The Supply Chain Services segment also provides a wide range of MRO products as well as manages all or part of various customers' supply chain, including warehouse and inventory management services. Revenue is recognized upon the completion of our performance obligation(s) under the sales agreement. The majority of the Service Centers and Supply Chain Services segment revenues originate from the satisfaction of a single performance obligation, the delivery of products. Revenues are recognized when an agreement is in place, the performance obligations under the contract have been identified, and the price or consideration to be received is fixed and allocated to the performance obligation(s) in the contract. We believe our performance obligation has been satisfied when title passes to the customer or services have been rendered under the contract. Revenues are recorded net of sales taxes.

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

The accrual for these claims at December 31, 2021 and 2020 was approximately $2.8 million and $2.6 million, respectively.

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

Accounting for Uncertainty in Income Taxes

A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examination by tax authorities for years prior to 2018. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and foreign currency translation adjustments. The Company’s other comprehensive (loss) income is from translating foreign subsidiaries to the reporting currency.

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

NOTE 4 - LEASES

We lease office space, warehouses, land, automobiles, and office and manufacturing equipment. All of our leases are classified as operating leases. Our leases have remaining lease terms of 1 month to 9 years, some of which include options to extend the leases for up to 14 years. The exercise of lease renewal options is at our sole discretion. Our lease agreements do not include options to purchase the leased property.

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

The lease expenses were as follows (in thousands):

		Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Lease cost	Classification
Short-term lease expense	SG&A expenses(*)	$244	$374
Other operating lease cost	SG&A expenses(*)	23,921	22,983
Total operating lease cost		$24,165	$23,357
(*) Manufacturing equipment and some vehicle rental expenses are included in the cost of sales.

Supplemental cash flow information related to leases was as follows (in thousands):

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Lease
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,142	$18,250
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$24,735	$5,639

Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$57,221	$55,188

Liabilities
Current operating	Short-term operating lease liabilities	18,203	15,891
Non-current operating	Long-term operating lease liabilities	39,922	38,010
Total operating lease liabilities		$58,125	$53,901
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

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases (*)
2022	$21,189
2023	15,325
2024	10,172
2025	7,152
2026	4,491
Thereafter	8,515
Total lease payments	$66,844
Less: imputed interest	8,719
Present value of lease liabilities	$58,125

(*) Operating lease payments exclude $0.5 million and $2.8 millions of legally binding minimum lease payments for leases signed but not yet commenced, as of December 31, 2021 and December 31, 2020, respectively.

Lease term and discount rate	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Weighted average remaining lease term (years)
Operating lease	4.53	4.29
Weighted average discount rate
Operating lease	6.5%	7.2%

For the twelve months ended December 31, 2021, the Company paid approximately $2.3 million in lease expenses to entities controlled by the Company's Chief Executive Officer, David Little and family.

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

As of December 31, 2021, we recorded a $0.9 million liability for contingent consideration associated with the acquisition of PMI in other current and long-term liabilities. See further discussion at Note 17 - Business Acquisitions. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the twelve months ended December 31, 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Balance at December 31, 2020	$1,100
Acquisitions and settlements
Acquisitions (Note 17)	301
Settlements	(1,000)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	504
Ending balance at Balance at December 31, 2021	$905

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	504

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (PMI acquisition)	$905	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of PMI are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.6%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2021 but which require disclosure of their fair values include: cash, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 10). The Company believes that the estimated fair value of such instruments at December 31, 2021 and December 31, 2020 approximates their carrying value as reported on the consolidated balance sheets.

NOTE 6 - INVENTORIES

The carrying values of inventories were as follows (in thousands):

	December 31, 2021	December 31, 2020

Finished goods	$96,781	$105,527
Work in process	20,565	17,021
Obsolescence reserve	(16,452)	(25,477)
Inventories	$100,894	$97,071

NOTE 7 – CONTRACT ASSETS AND LIABILITIES

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

Costs and estimated profits on uncompleted contracts and related amounts billed for 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Costs incurred on uncompleted contracts	$41,329	$36,969
Estimated profits, thereon	17,143	6,711
Total	$58,472	$43,680
Less: billings to date	44,859	29,315
Net	$13,613	$14,365

Such amounts were included in the accompanying Consolidated Balance Sheets for 2021 and 2020 under the following captions (in thousands):

	December 31,
	2021	2020
Costs and estimated profits in excess of billings	$17,193	$18,459
Billings in excess of costs and estimated profits	(3,581)	(4,061)
Translation Adjustment	1	(33)
Net	$13,613	$14,365
During the twelve months ended December 31, 2021, $4.0 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment were as follows (in thousands):

	December 31, 2021	December 31, 2020
Land	$2,023	$2,558
Buildings and leasehold improvements	28,267	22,952
Furniture, fixtures and equipment	114,020	110,159
Less – Accumulated depreciation	(92,430)	(78,770)
Total Property and Equipment	$51,880	$56,899
Depreciation expense was $9.9 million, $10.4 million, and $10.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Capital expenditures by segment are included in Note 21 - Segment and Geographical Reporting.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2021 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2020	$261,767	$80,088	$341,855
Translation adjustment	—	55	55
Acquisitions	46,739	16,259	62,998
Amortization	—	(17,197)	(17,197)
Balances as of December 31, 2021	$308,506	$79,205	$387,711

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2020 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2019	$194,052	$52,582	$246,634
Translation adjustment	—	(4)	(4)
Acquisitions	104,150	39,797	143,947
Impairment	(36,435)	—	(36,435)
Amortization	—	(12,287)	(12,287)
Balances as of December 31, 2020	$261,767	$80,088	$341,855

The following table presents the goodwill balance by reportable segment as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Service Centers	$251,336	$244,628
Innovative Pumping Solutions	40,031	—
Supply Chain Services	17,139	17,139
Total	$308,506	$261,767

The following table presents a summary of other intangible assets ( in thousands):

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net	Gross Carrying Amount	Accumulated Amortization	Carrying Amount, net
Customer relationships	$208,966	$(132,555)	$76,411	$193,747	$(116,028)	$77,719
Non-compete agreements	3,657	(863)	2,794	2,617	(248)	2,369
Total	$212,623	$(133,418)	$79,205	$196,364	$(116,276)	$80,088

Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

Customer relationships are amortized over their estimated useful lives. Amortization expense is recognized according to estimated economic benefits and was $17.2 million, $12.3 million, and $15.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2022	$16,917
2023	14,951
2024	12,681
2025	11,125
2026	8,824
Thereafter	14,707
Total	$79,205

The weighted average remaining estimated life for customer relationships and non-compete agreements are 6.6 years and 4.1 years, respectively.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
ABL Revolver	$—	—	$—	—
Term Loan B	326,700	325,883	330,000	325,875
Total Debt	326,700	325,883	330,000	325,875
Less: Current maturities	(3,300)	(3,292)	(3,300)	(3,259)
Total Long-term Debt	$323,400	$322,591	$326,700	$322,616
(1) Carrying value amount do not include unamortized debt issuance costs of $8.0 million and $9.6 million for year ended December 31, 2021 and December 31, 2020 respectively.

Asset-Based Loan Facility:

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135 million asset-backed revolving line of credit (the "ABL Revolver") a $50 million increase from the $85.0 million available under the original revolver. During the twelve months ended December 31, 2021, the amount available to be borrowed under our credit facility decreased to $131.7 million compared to $131.9 million at December 31, 2020 primarily as a result of outstanding letters of credit.

As of December 31, 2021, there were no amounts of ABL Loans outstanding under the ABL Revolver.

The Company's consolidated Fixed Charge Coverage Ratio was 2.74 to 1.00 as of December 31, 2021. DXP was in compliance with all such covenants that were in effect on such date under the ABL Revolver as of December 31, 2021.

The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The facility will mature on August 29, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the facility for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum are payable on the portion of the facility not in use at any given time. The unused line fee was 0.375% at December 31, 2021.

The interest rate for the ABL facility was 1.9% at December 31, 2021.

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

The interest rate for the Term Loan was 5.75% as of December 31, 2021.

Financial Covenants:

DXP’s principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which DXP is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL facility falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2021, the Company's consolidated Fixed Charge Coverage Ratio was 2.74 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $150 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2021, is either equal to or less than as indicated in the table below:

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
As of December 31, 2021, the Company’s consolidated Secured Leverage Ratio was 3.71 to 1.00.

Interest on Borrowings

The interest rates on our borrowings outstanding at December 31, 2021 and 2020, including the amortization of debt issuance costs, were as follows:

	December 31,
	2021	2020
ABL Revolver	1.85%	1.90%
Term Loan B	5.75%	5.75%
Weighted average interest rate	5.75%	5.75%

The Company was in compliance with all financial covenants as of December 31, 2021.

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

As of December 31, 2021, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Year	$ Amount
2022	$3,300
2023	3,300
2024	3,300
2025	3,300
2026	3,300
Thereafter	310,200
Total	$326,700

NOTE 11 - INCOME TAXES

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Domestic	$9,897	$(33,239)	$42,257
Foreign	9,285	(15,074)	5,702
Total income before taxes	$19,182	$(48,313)	$47,959

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019

Current -
Federal	$(5,243)	$(6,348)	$5,396
State	(522)	(240)	1,976
Foreign	3,056	2,624	2,982
Total current	$(2,709)	$(3,964)	$10,354
Deferred -
Federal	5,016	(10,567)	2,372
State	1,810	(3,126)	(249)
Foreign	(686)	(1,039)	(1,283)
Total deferred	$6,140	$(14,732)	$840
Total current and deferred taxes	$3,431	$(18,696)	$11,194

The difference between income taxes computed at the statutory income tax rate and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Income taxes computed at federal statutory rate	$4,028	$(10,146)	$10,029
State income taxes, net of federal benefit	1,017	(2,625)	1,331
Foreign taxes	186	(493)	311
Nondeductible expenses	353	5,617	1,108
Enacted rate changes	318	670	—
Research and development tax credit	(1,036)	(16,879)	(2,324)
Foreign tax credit	—	—	(57)
Valuation allowance	1	16	(5)
Tax reform deferred tax remeasurement	(2,587)	—	—
Deferred tax liability true up	(62)	(551)	1,065
Uncertain tax positions	871	5,057	665
Other	342	638	(929)
Total income tax expense (benefit)	$3,431	$(18,696)	$11,194

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$1,554	$1,784
Inventory	4,747	7,072
Federal general business credit carryforward	4,237	8,408
Texas research and development tax credit carryforward	2,679	—
Louisiana research and development tax credit carryforward	239	—
Foreign tax credit carryforward	64	64
Charitable Contribution Carryforward	531	—
Net operating loss carryforward	786	802
Capital loss carryforward	4	12,813
Deferred compensation	152	540
Accruals	7,005	5,690
Business interest expense carryforward	389	—
Investment in partnerships	(188)	319
Other	(29)	312
Total deferred tax assets	$22,170	$37,804
Less valuation allowance	(4)	(12,813)
Total deferred tax asset, net of valuation allowance	$22,166	$24,991
Deferred tax liabilities:
Goodwill	(13,474)	(8,570)
Intangibles	(6,813)	(8,512)
Property and equipment	(8,117)	(7,569)
ROU asset and liability	226	(323)
Unremitted foreign earnings	(421)	(421)
Method changes	(465)	(754)
Other	(618)	(619)
Net deferred tax liability	$(7,516)	$(1,777)

The Company records a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. At December 31, 2021, the valuation allowance primarily relates to federal and foreign capital loss carryforwards.

The following summarizes changes in the balance of valuation allowances on deferred tax assets (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at January 1	$(12,813)	$(12,363)	$(12,564)
Changes due to federal and foreign capital loss carryforwards	12,809	(450)	201
Balance at December 31	$(4)	$(12,813)	$(12,363)

Tax carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2021, were as follows (in thousands):

	Domestic	Foreign	Expiration
Net operating loss - foreign	$—	$453	2034 - 2041
Net operating loss - federal	332	—	2036 - 2040
Capital loss carryforward - foreign	—	4	Indefinite
Capital loss carryforward - federal	—	—	2021
Foreign tax credits	64	—	2023, 2025
Federal general business tax credits	4,237	—	2026 - 2030
Texas research and development tax credits	2,679	—	2037 - 2040
Louisiana research and development tax credits	239	—	2024 - 2025

Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions were as follows (in thousands):

	Assets (Liabilities)
	2021	2020	2019
Balance at January 1	$(5,057)	$—	$—
Increases related to prior year tax positions	(687)	(5,057)	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	(572)	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance at December 31	$(6,316)	$(5,057)	$—

As of December 31, 2021, the Company had recorded a total tax benefit of $25.0 million related to federal and state research and development tax credits. This benefit is partially offset by $6.3 million uncertain tax position due to the uncertainty related to the realizability of the federal research and development tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the consolidated financial statements consistent with Company's policy. For the year ended December 31, 2021, the Company did not record any tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the United States for the tax years ended after 2016 and outside the United States for the tax years ended after 2013.

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

Under the 2016 Omnibus Plan approved by our shareholders, directors, consultants and employees may be awarded shares of DXP’s common stock. The shares of restricted stock awards granted to employees that are outstanding as of December 31, 2021 vest in accordance with one of the following vesting schedules: 100% one year after the grant date; 50% each year for two years after the grant; 33.3% each year for three years after the grant date; 20% each year for five years after the grant date; or 10% each year for ten years after the date of grant. The shares of restricted stock awards granted to non-employee directors of DXP vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of DXP’s common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s stock are issued. At December 31, 2021, 559,024 shares were available for future grant.

Changes in restricted stock awards for the twelve months ended December 31, 2021 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2020	166,976	$32.53
Granted	53,668	$30.95
Forfeited	—	$—
Vested	(108,600)	$32.59
Non-vested at December 31, 2021	112,044	$31.72
Changes in restricted stock awards for the twelve months ended December 31, 2020 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2019	144,250	$32.71
Granted	100,299	$30.91
Forfeited	(16,794)	$28.61
Vested	(60,779)	$31.33
Non-vested at December 31, 2020	166,976	$32.53
Changes in restricted stock awards for the twelve months ended December 31, 2019 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2018	169,293	$31.05
Granted	46,885	$35.60
Forfeited	(5,720)	$32.35
Vested	(66,208)	$27.75
Non-vested at December 31, 2019	144,250	$32.71
Compensation expense, associated with restricted stock awards, recognized in the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was $1.8 million, $3.5 million, and $2.0 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2021, December 31, 2020 and December 31, 2019 were approximately $0.5 million, $0.9 million and $0.5 million, respectively. Unrecognized compensation expense under the DXP Enterprises, Inc. 2016 Omnibus Plan at December 31, 2021, December 31, 2020 and December 31, 2019 was $2.1 million, $2.2 million and $3.0 million, respectively. As of December 31, 2021, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 1.2 years.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2021	2020	2019

Basic:
Weighted average shares outstanding	18,949	17,748	17,592

Net income (loss) attributable to DXP Enterprises, Inc.	$16,496	$(29,269)	$37,025
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$16,406	$(29,359)	$36,935
Per share amount	$0.87	$(1.65)	$2.10

Diluted:
Weighted average shares outstanding	18,949	17,748	17,592
Assumed conversion of convertible preferred stock	840	—	840
Total dilutive shares	19,789	17,748	18,432
Net income (loss) attributable to common shareholders	$16,406	$(29,359)	$36,935
Convertible preferred stock dividend	90	—	90
Net income (loss) attributable to DXP Enterprises, Inc.	$16,496	$(29,359)	$37,025
Per share amount	$0.83	$(1.65)	$2.01

Basic earnings per share have been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. The preferred stock is convertible into 840,000 shares of common stock. For the twelve months ended December 31, 2021, we excluded from the diluted EPS calculation 840,000 convertible preferred shares, respectively, since the effect would have been antidilutive.

NOTE 14 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,122 shares and 15,000 shares outstanding as of December 31, 2021, 2020 and 2019, respectively. The preferred stock did not have any activity during 2021, 2020 and 2019.

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

The activity related to outstanding common stock and common stock held in treasury was as follows:

	December 31,
	2021	2020	2019
Common Stock:	Quantity (in thousands)
Balance, beginning of period	19,041	17,460	17,401
Issuance of shares for compensation net of withholding	85	54	59
Issuance of common stock related to equity distribution agreements	—	46	—
Issuance of common stock related to purchase of businesses	527	1,481	—
Purchase of shares held in treasury	(1,185)	—	—
Balance, end of period	18,468	19,041	17,460

NOTE 15 - SHARE REPURCHASE

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the twelve months ended December 31, 2021, the Company repurchased 1.2 million shares of common stock for $33.5 million at an average price of $28.28 per share. In connection with share repurchases we recorded $5 thousand in commission fees in 2021 included in additional paid-in capital.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal installments beginning on June 15, 2021. The remaining two installments totaling $13.6 million were included in other current liabilities as of December 31, 2021.

	Twelve Months Ended December 31,
	2021	2020	2019
(in millions, except per share data)
Total number of shares purchased	1.2	—	—
Amount paid	$33.5	—	—
Average price paid per share	$28.28	—	—

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

NOTE 17 - BUSINESS ACQUISITIONS

The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive markets. The Company has completed a number of acquisitions and the purchases of the acquired businesses have resulted in the recognition of goodwill and other intangible assets in the Company’s Consolidated Financial Statements.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The Company from time-to-time engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2021 acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”

2021 Acquisitions

On April 30, 2021, the Company completed the acquisition of Carter & Verplanck, LLC (“CVI”), a distributor of products and services exclusively focused on serving the water and wastewater markets. The acquisition of CVI was funded with cash on hand as well as issuing DXP's common stock. The Company paid approximately $49.7 million in cash and stock. A majority of CVI's sales are project-based work under the percentage-of-completion accounting model. As a result, CVI has been included in the IPS segment. For the year ended December 31, 2021, CVI contributed sales of $17.9 million and net income of $2.5 million.

On July 1, 2021, the Company completed the acquisition of Process Machinery, Inc. (“PMI”), a leading distributor of pumps, mechanical seals, tank, filters and related process equipment that focuses on serving the chemical, power, pulp & paper, mining, metals and food processing industries. The Company paid approximately $9.6 million in cash, stock and future consideration (see below). For the year ended December 31, 2021, PMI contributed sales of $5.2 million and net income of $0.7 million.

On September 20, 2021, the Company completed the acquisition of Premier Water LLC (“Premier”). Premier is a leading distributor and provider of products and services exclusively focused on serving the water and wastewater treatment markets primarily in North and South Carolina. The Company paid approximately $5.8 million in cash and stock. For the year ended December 31, 2021, Premier contributed sales of $0.5 million and net loss of $162 thousand.

2020 Acquisitions

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

On December 31, 2020, the Company completed the acquisition of APO Pumps & Compressors (“APO”), a distributor of industrial and commercial pumps and air compressors focused on serving multiple end markets including the water / wastewater, steel, food & beverage, and general industrial markets. The Company paid approximately $53.0 million in cash and stock, following normal transaction adjustments, for example working capital true-ups, customary for a transaction of this size and nature. Approximately, $38.3 millions was paid at closing, and $13.4 million has been accrued as of December 31, 2020 as true-up consideration.

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

The tables below summarize the total consideration transferred to acquire these companies and in aggregate the amount of identified assets acquired and liabilities assumed at the acquisition dates. For the 2021 acquisitions, the Company is in the process of finalizing third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax liabilities are subject to change. In addition, the company continues to finalize inventory, ROU Assets and Liabilities as well as other assets acquired.

Pro Forma Financial Results (unaudited)

The following represents the pro forma unaudited revenue and net income as if each of the 2021 acquisitions had been included in the consolidated results of the Company for the full year periods ending December 31, 2021 and 2020, respectively. In addition, the pro forma results also assume that all of the 2020 acquisitions had been consummated as of January 1, 2020. The pro forma information is not necessarily indicative of future results:

	Fiscal Year Ending December 31,
	2021	2020
	($ in thousands)
Revenue	$1,121,723	$1,164,631
Net income	$17,542	$(9,660)

Purchase Price Allocation and Consideration

The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for the 2021 acquisitions, as well as the fair value of the consideration transferred:

($ in thousands)	2021
Cash	$1,292
Accounts receivable	6,781
Inventory	—
Other current assets	5,166
Property and equipment	268
Non-compete agreements	1,041
Customer relationships	15,218
Goodwill	45,749
Other assets	7
Assets acquired	$75,522
Current liabilities assumed	(10,431)
Net assets acquired	$65,091

Of the $62.0 million of acquired intangible assets, $1.0 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, consistent with the terms of the agreements. In addition, $15.2 million was assigned to customer relationships, and will be amortized over a period of 8 years. The goodwill total of $45.7 million is attributable primarily to expected synergies and the assembled workforce of each entity.

The fair value of accounts receivables acquired is $6.8 million, which approximated book value.

In aggregate, the acquisition-date fair value of the consideration transferred for the three businesses acquired in 2021 totaled $65.1 million, which consisted of the following:

Purchase Price Consideration (in millions)	Total Consideration
Cash payments	$53.7
Fair value of stock issued	11.1
Future consideration	0.3
Total consideration	$65.1

The fair value of the approximately 434,000 common shares issued was determined based on the closing market price of the Company’s common shares on the respective acquisition date, adjusted for holding restrictions following consummation.

The fair values of the assets acquired and liabilities assumed for the 2020 acquisitions, as well as the fair value of the consideration transferred were as follows:

Purchase Price Consideration (in thousands)	Total Consideration
Cash payments	$115,247
Fair value of stock issued (1,480,909 shares)	29,367
Future consideration *	13,428
Total consideration	$158,042

Cash	$1
Accounts Receivable	20,646
Inventory	7,085
Other Current Assets	190
Property and equipment	1,811
Non-compete agreements	2,332
Customer relationships	37,465
Goodwill	105,555
Other assets	96
Assets acquired	$175,181
Current liabilities assumed	(10,437)
Deferred tax liability	(6,702)
Net assets acquired	$158,042
*The future consideration was paid in July 2022.

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

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. Various insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the respective dates of acquisition. During twelve months ended December 31, 2021, we recorded measurement-period adjustments that increased goodwill by approximately $1.4 million, primarily for changes in the fair value of current assets. The impact of these adjustments to the consolidated statement of operations were immaterial.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Goodwill related to asset acquisitions is currently deductible for income tax purposes. Goodwill related to stock acquisitions is capitalized to the stock basis of the acquisition for income tax purposes and is deductible upon disposition of the stock.

Contingent Consideration

The acquisition of PMI included a contingent consideration arrangement that requires additional consideration to be paid based on the achievement of annual gross revenue targets over a two-year period. The range of undiscounted amounts the Company may be required to pay under the contingent consideration agreement is between zero and $2.5 million. The fair value of the contingent consideration recognized on the acquisition date of $0.3 million was estimated by applying the income approach using discounted cash flows. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 7.6%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 5 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company leases equipment, automobiles and office facilities under various operating leases. The future minimum rental commitments as of December 31, 2021, for non-cancelable leases are as follows (in thousands):

2022	$21,189
2023	15,325
2024	10,172
2025	7,152
2026	4,491
Thereafter	8,515
Total	$66,844
Rental expense for operating leases was $24.2 million, $23.4 million and $25.0 million for the years ended December, 2021, 2020 and 2019, respectively.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP’s consolidated financial position, cash flows, or results of operations.

NOTE 19 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) plan which is eligible to substantially all employees in the United States. For the year ended December 31, 2021, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $1.7 million, $0.7 million, and $1.7 million to the 401(k) plan in the years ended December 31, 2021, 2020, and 2019, respectively. In March 2020, the Company suspended the employee match program which was reinstated in January 2021.

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $0.7 million, $1.9 million and $(0.7) million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2021
Product sales (recognized at a point in time)	$715,111	$—	$140,424	$855,535
Inventory management services (recognized over contract life)	—	—	17,410	17,410
Staffing services (day-rate basis)	101,385	—	—	101,385
Customized pump production (recognized over time)	—	$139,591	—	139,591
Total Revenue	$816,496	$139,591	$157,834	$1,113,921
Operating income for reportable segments, excluding adjustments	98,931	12,070	11,963	122,964
Identifiable assets at year end	642,184	134,374	44,684	821,242
Capital expenditures	999	2,574	25	3,598
Proceeds from sale of fixed assets	—	—	—	—
Depreciation	3,475	4,270	389	8,134
Amortization	11,107	6,090	—	17,197
Interest expense	$12,407	$7,270	$1,412	$21,089

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2020
Product sales (recognized at a point in time)	$595,314	$—	$138,653	$733,967
Inventory management services (recognized over contract life)	—	—	16,005	16,005
Staffing services (day-rate basis)	67,303	—	—	67,303
Customized pump production (recognized over time)	—	187,991	—	187,991
Total Revenue	$662,617	$187,991	$154,658	$1,005,266
Operating income for reportable segments, excluding adjustments	71,834	16,882	12,804	101,520
Identifiable assets at year end	564,921	130,505	56,721	752,147
Capital expenditures	1,254	4,457	—	5,711
Proceeds from sale of fixed assets	—	—	—	—
Depreciation	3,299	4,441	387	8,127
Amortization	6,989	5,298	—	12,287
Interest expense	$11,506	$7,360	$1,705	$20,571

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2019
Product sales (recognized at a point in time)	$701,404	$—	$184,767	$886,171
Inventory management services (recognized over contract life)	—	—	16,511	16,511
Staffing services (day-rate basis)	58,514	—	—	58,514
Customized pump production (recognized over time)	—	303,655	—	303,655
Total Revenue	$759,918	$303,655	$201,278	$1,264,851
Operating income for reportable segments, excluding adjustments	85,442	30,699	15,267	131,408
Identifiable assets at year end	463,531	212,015	56,714	732,260
Capital expenditures	2,333	9,347	922	12,602
Depreciation	3,517	4,602	285	8,404
Amortization	8,230	5,855	989	15,074
Interest expense	10,786	6,747	1,965	19,498

	Years Ended December 31,
	2021	2020	2019

Operating income for reportable segments, excluding adjustments	$122,964	$101,520	$131,408
Adjustments for:
Amortization of intangibles	17,197	12,287	15,074
Impairment and other charges	—	59,883	—
Corporate and other expense, net	65,910	57,018	48,922
Total operating income	$39,857	$(27,668)	$67,412
Interest expense	21,089	20,571	19,498
Other expenses (income), net	(414)	74	(45)
Income before income taxes	$19,182	$(48,313)	$47,959
The Company had capital expenditures at Corporate of $2.4 million, $1.0 million, and $9.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company had identifiable assets at Corporate of $85.0 million, $114.1 million, and $56.8 million as of December 31, 2021, 2020, and 2019, respectively. Corporate depreciation was $1.8 million, $2.3 million, and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Geographical Information

Revenues are presented in geographic area based on location of the facility shipping products or providing services. Long-lived assets are based on physical locations and are comprised of the net book value of property.

The Company’s revenues and property and equipment by geographical location are as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Revenues
United States	$1,031	$931	$1,163
Canada	83	74	102
Total	$1,114	$1,005	$1,265

	As of December 31,
	2021	2020
Property and Equipment, net
United States	$48	$52
Canada	4	5
Total	$52	$57

NOTE 22 – RELATED PARTIES DISCLOSURES

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

For the year ended December 31, 2021, the Company paid approximately $2.3 million in lease expenses to entities controlled by the Company’s Chief Executive Officer, David Little.

NOTE 23 - SUBSEQUENT EVENTS

On March 2, 2022, we acquired Drydon Equipment, Inc. (“Drydon”) and Burglingame Engineers ("Burlingame”). Drydon is a leading distributor and manufacturers’ representative of pumps, valves, controls and process equipment focused on serving the water and wastewater industry in the Midwest. Burlingame is a leading California provider of water and wastewater equipment in the industrial and municipal sectors. The combined purchase price of $6.1 million was funded with cash from the balance sheet and common stock as consideration. The acquisitions were accounted for as business combinations under ASC 805, “Business Combinations.” During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), which have been designed to provide reasonable assurance that such controls and procedures will meet their objectives, as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were not effective as of December 31, 2021 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework (2013). Because the previously disclosed material weakness around inadequate internal controls that ensure timely clearing of aged accounts payables arising from three-way match exceptions for items ordered through purchase orders had not been fully remediated, we concluded that our internal control over financial reporting was not effective as of December 31, 2021.
In addition to the previously identified material weakness, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2021 in that we did not maintain effective internal controls related to accounting for complex revenue contracts. Specifically, we did not properly assess the progress toward completion around long-lived project and manufacturing contracts. The management review controls designed to assess the proper application of generally accepted accounting principles failed to detect errors in the application of the percentage-of-completion method.

During the year ended December 31, 2021 the Company acquired three insignificant businesses with a combined purchase price of approximately $65 million. Since the Company has not yet fully incorporated the internal controls and procedures of these entities into the Company’s internal control over financial reporting, management excluded them from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In aggregate, the targets constituted approximately 7% of the Company’s total assets as of December 31, 2021 and accounted for approximately 13% of the Company’s total revenues for the year then ended.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by McConnell Jones LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2021, the Company has remediated the previously reported material weaknesses in its internal control over financial reporting related to business combination accounting and journal entry approvals. The remediation for business combinations was accomplished by updating policies that require coordination across functions to evaluate all agreements, valuations and the transfer of consideration. The Company’s controls around journal entry approvals were modified to require senior management approval for all significant, manual journal entries.

The Company has completed the documentation, implementation and testing of the effectiveness of the design and operation of the remediation actions described above and, as of December 31, 2021, has concluded that the steps taken have remediated the material weaknesses.

With respect to the previously identified material weakness associated with aged accounts payable balances, the Company continues to enhance controls and monitoring of discrepancies identified during the three-way-match process for purchase orders and invoices. We continue to develop automation solutions to prevent aged unreconciled items from accumulating in accounts payable. Our automated accounts payable system continues to improve and limit the number of discrepancies that occur daily. We will continue to enhance the controls and processes around these items throughout the coming year.

In response to the identified material weaknesses around revenue recognition, our management, with the oversight of the Audit Committee of the Board of Directors, has begun to update and standardize our revenue recognition processes and controls with respect to percentage-of-completion, and intends to continue to update our revenue recognition processes and controls and to implement additional control procedures, including retaining a third-party business and accounting advisory firm to assist us in improving our internal processes in connection with revenue recognition. The remediation efforts are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plan and will refine said remediation plan as appropriated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Aside from the changes described above under our remediation efforts, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Aside from the changes described above under our remediation efforts, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.8
Loan and Security Agreement Dated as of August 29, 2017 by and among DXP Enterprises, Inc., Pump-PMI, LLC, PMI Operating Company, LTD., PMI Investment, LLC, Integrated Flow Solutions, LLC, DXP Holdings, Inc., Best Holding, LLC, Best Equipment Service & Sales Company, LLC, B27 Holdings Corp., B27, LLC, B27 Resources, Inc. and Pumpworks 610, LLC as US Borrowers, DXP Canada Enterprises, LTD., Industrial Paramedic Services, LTD., HSE Integrated LTD., and National Process Equipment Inc., as Canadian Borrowers and the Other Persons Party hereto from time to time, as Guarantors, and Bank of America, N.A., as agent and Certain Financial Institutions as Lenders, Bank of America, N.A. as Sole Lead Arranger and Sole Bookrunner and BMO Capital Markets Corp., as Documentation Agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 000-21513:171191516) filed with the Commission on November 9, 2017.

10.9
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

10.10
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

*21.1	Subsidiaries of the Company.

*22.1	Subsidiary Guarantors of Guaranteed Securities.

*23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of McConnell & Jones LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

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

*101
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.

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

Dated: April 5, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	April 5, 2022
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President/Finance and	April 5, 2022
Kent Yee	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/Gene Padgett	Senior Vice President/Finance,	April 5, 2022
Gene Padgett	Chief Accounting Officer
(Principal Accounting Officer)

/s/Timothy P. Halter	Director	April 5, 2022
Timothy P. Halter

/s/David Patton	Director	April 5, 2022
David Patton

/s/Joseph Mannes	Director	April 5, 2022
Joseph Mannes