Form 10-K/A
period 2021-12-31
DXP ENTERPRISES INC
filed 2022-04-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No.1

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

Auditor Name :McConnell & Jones LLP     Auditor Location : Houston, Texas     PCAOB ID: 869

Auditor Name : Moss Adams LLP            Auditor Location : Houston, Texas     PCAOB ID: 659

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") to amend the Annual Report on Form 10-K of DXP Enterprises, Inc., (the "Company") for the year ended December 31, 2021 originally filed with the Securities and Exchange Commission on April 5, 2022 (the "Original 10-K") is being filed solely to correct an administrative error in the content of Exhibit 23.2, Consent of Independent Registered Public Accounting Firm to the Form 10-K that resulted in an improper reference to the date of the auditors's report. A new Exhibit 23.2 with the appropriate corrections is filed as Exhibit 23.2 attached hereto.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 23.2, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications by our principal executive officer and principal financial officer, filed as Exhibits 31.1 and 31.2, respectively, have been revised, re-executed and re-filed as of the date of this Amendment No. 1 to the Annual Report on Form 10-K. Since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Documents included in this Report:

1.	Financial Statements –See Index to Consolidated Financial Statements under Item 8 of the Original10-K.

2.	Financial Statement Schedules - All other schedules have been omitted since the required information is not applicable or significant or is included in the Consolidated Financial Statements or notes thereto.

3.
Exhibits:The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Exhibit No.	Description

23.2	Consent of McConnell & Jones LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

31.2
Certification of Principal Financial Officer Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended. to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The Company undertakes to furnish to any shareholder so requesting a copy of any of the exhibits to this Report on upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.