Form 10-Q
period 2022-03-31
DXP ENTERPRISES INC
filed 2022-05-13
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2022
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock outstanding as of April 30, 2022: 18,642,621 par value $0.01 per share.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2022	2021

Sales	$319,411	$245,587
Cost of sales	224,527	173,957
Gross profit	94,884	71,630
Selling, general and administrative expenses	73,325	65,397
Income from operations	21,559	6,233
Other (income) expense	536	(430)
Interest expense	5,162	5,243
Income before income taxes	15,861	1,420
Provision for income taxes	3,332	1,261
Net income	12,529	159
Net loss attributable to noncontrolling interest	(113)	(212)
Net income attributable to DXP Enterprises, Inc.	12,642	371
Preferred stock dividend	23	23
Net income attributable to common shareholders	$12,619	$348

Net income	$12,529	$159
Currency translation adjustments	1,669	1,491
Comprehensive income	$14,198	$1,650

Earnings per share (Note 10) :
Basic	$0.68	$0.02
Diluted	$0.65	$0.02
Weighted average common shares outstanding :
Basic	18,534	19,186
Diluted	19,374	20,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$36,559	$48,989
Restricted cash	91	91
Accounts Receivable, net of allowance of $7,176 and $7,759	228,213	218,137
Inventories	111,862	100,894
Costs and estimated profits in excess of billings	20,504	17,193
Prepaid expenses and other current assets	14,317	9,522
Federal income taxes receivable	1,019	9,748
Total current assets	412,565	404,574
Property and equipment, net	50,269	51,880
Goodwill	301,563	296,541
Other intangible assets, net	77,005	79,205
Operating lease ROU assets	56,267	57,221
Other long-term assets	4,646	4,806
Total assets	$902,315	$894,227
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,300	$3,300
Trade accounts payable	81,450	77,842
Accrued wages and benefits	23,515	23,006
Customer advances	13,498	12,924
Billings in excess of costs and estimated profits	5,328	3,581
Federal income taxes payable	104	—
Short-term operating lease liabilities	18,093	18,203
Other current liabilities	32,692	42,206
Total current liabilities	177,980	181,062
Long-term debt, net of unamortized debt issuance costs	315,030	315,397
Long-term operating lease liabilities	39,045	39,922
Other long-term liabilities	2,206	3,603
Deferred income taxes	7,927	7,516
Total long-term liabilities	364,208	366,438
Total liabilities	542,188	547,500
Commitments and contingencies (Note 11)
Shareholders' equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,633,271 and 18,580,364 outstanding	195	195
Additional paid-in capital	207,510	206,772
Retained earnings	215,103	202,484
Accumulated other comprehensive loss	(27,613)	(29,282)
Treasury stock, at cost 1,243,535 shares at March 31, 2022	(35,024)	(33,511)
Total DXP Enterprises, Inc. equity	360,187	346,674
Noncontrolling interest	(60)	53
Total equity	360,127	346,727
Total liabilities and equity	$902,315	$894,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	12,529	159
Reconciliation of net income to net cash provided (used in) by operating activities:
Depreciation	2,517	2,480
Amortization of intangible assets	4,235	4,146
Gain on sale of property and equipment	—	(246)
Provision for credit losses	(147)	(682)
Fair value adjustment on contingent consideration	531	—
Amortization of debt issuance costs	458	427
Restricted stock compensation expense	370	380
Deferred income taxes	411	580
Net change in operating assets and liabilities	(18,224)	1,333
Net cash provided by operating activities	$2,680	$8,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(740)	(680)
Proceeds from the sale of property and equipment	—	1,297
Acquisition of business, net of cash acquired	(5,316)	—
Net cash (used in) provided by investing activities	$(6,056)	$617

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(825)	(825)
Preferred Stock dividends paid	(23)	(23)
Purchase of treasury stock	(8,315)	—
Payment for employee taxes withheld from stock awards	(159)	(517)
Net cash used in financing activities	$(9,322)	$(1,365)
Effect of foreign currency on cash	268	204
Net change in cash and restricted cash	(12,430)	8,033
Cash and restricted cash at beginning of period	49,080	119,419
Cash and restricted cash at end of period	$36,650	$127,452

Supplemental schedule of non-cash investing and financing activities:
Shares issued for acquisitions (Note 13)	$527	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2020	$1	$15	$189	$192,068	$186,078	$—	$798	$(30,029)	$349,120
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	380	—	—	—	—	380
Tax related items for share based awards	—	—	—	(517)	—	—	—	—	(517)
Currency translation adjustment	—	—	—	—	—	—	—	1,491	1,491
Net income	—	—	—	—	371	—	(212)	—	159
Balance at March 31, 2021	$1	$15	$189	$191,931	$186,426	$—	$586	$(28,538)	$350,610

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(29,282)	$346,727
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	370	—	—	—	—	370
Tax related items for share based awards	—	—	—	(159)	—	—	—	—	(159)
Issuance of shares of common stock	—	—	—	527	—	—	—	—	527
Currency translation adjustment	—	—	—	—	—	—	—	1,669	1,669
Purchase of treasury stock	—	—	—	—	—	(1,513)	—	—	(1,513)
Net income	—	—	—	—	12,642	—	(113)	—	12,529
Balance at March 31, 2022	$1	$15	$195	$207,510	$215,103	$(35,024)	$(60)	$(27,613)	$360,127

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and March 31, 2021, condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, condensed consolidated statements of cash flows for the three months ended March 31, 2022 and March 31, 2021, and condensed consolidated statements of equity for the three months ended March 31, 2022 and March 31, 2021. All such adjustments represent normal recurring items.

All inter-company accounts and transactions have been eliminated upon consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company evaluated the impact of this ASU and it does not expect a material impact on the Consolidated Financial Statements.

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

NOTE 4 - REVISION

During the first quarter of 2022, we identified errors in the translation of the goodwill associated with our investment in our Canadian subsidiaries. We determined that we were not appropriately translating Canadian goodwill in consolidation since acquiring these businesses in 2012 and 2013. The failure to translate these balances resulted in an overstatement of US dollar-based goodwill for several years.

We assessed the materiality of the errors on prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the errors were not material to our prior period consolidated financial statements and therefore, amendments of previously filed consolidated financial statements are not required. In accordance with ASC 250, we have corrected the errors by revising the consolidated financial statements presented herein. Prior periods not presented herein will be revised, as applicable, in future filings.

The impacts of the revisions on the periods presented herein are provided in the following tables.

	Three Months Ended March 31, 2021
	As previously
	Reported	Adjustments	Revised
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Currency translation adjustments	$1,277	$214	$1,491
Total comprehensive income	$1,436	$214	$1,650

	As previously
	Reported	Adjustments	Revised
BALANCE SHEET (AT DECEMBER 31, 2021):
Goodwill	$308,506	$(11,965)	$296,541
Total Assets	$906,192	$(11,965)	$894,227

Cumulative Translation Adjustment	$(17,317)	$(11,965)	$(29,282)
Equity	$358,692	$(11,965)	$346,727
Total Liabilities & Equity	$906,192	$(11,965)	$894,227

	Accumulated Other Comprehensive Loss
	As previously
	Reported	Adjustments	Revised
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Balance at December 31, 2020	$(18,013)	$(12,016)	$(30,029)
Currency translation adjustment	$1,277	$214	$1,491
Balance at March 31, 2021	$(16,736)	$(11,802)	$(28,538)

Balance at December 31, 2021	$(17,317)	$(11,965)	$(29,282)

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

As of March 31, 2022, we recorded liabilities in other current and long-term liabilities for contingent consideration associated with the acquisition of PMI, Burlingame and Drydon of $1.4 million, $0.1 million and $2.6 million, respectively. See further discussion at Note 13 - Business Acquisitions. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2021	$905
Acquisitions and settlements
Acquisitions (Note 13)	2,689
Settlements	—
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	531
*Ending Balance at March 31, 2022	$4,125

The amount of total (gains) or losses for the quarter included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at March 31, 2022.	$531

* Included in other current liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (PMI, Burlingame and Drydon acquisitions)	$4,125	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of PMI, Burlingame and Drydon are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.6%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, but which require disclosure of their fair values include: cash, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 9). Due to the short-term nature of these aforementioned securities, the Company believes that the estimated fair value of such instruments at March 31, 2022 and December 31, 2021 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$83,655	$80,329
Work in process	28,207	20,565
Inventories	$111,862	$100,894

NOTE 7 – CONTRACT ASSETS AND LIABILITIES

Under our customized pump production and long-term water and wastewater project contracts in our IPS segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contract assets are presented as “Cost and estimated profits in excess of billings” on our condensed consolidated balance sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our unaudited condensed consolidated balance sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$54,888	$41,329
Estimated profits, thereon	21,594	17,143
Total	76,482	58,472
Less: billings to date	61,315	44,859
Net	$15,167	$13,613

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for March 31, 2022 and December 31, 2021 under the following captions (in thousands):

	March 31, 2022	December 31, 2021
Costs and estimated profits in excess of billings	$20,504	$17,193
Billings in excess of costs and estimated profits	(5,328)	(3,581)
Translation adjustment	(9)	1
Net	$15,167	$13,613

During the three months ended March 31, 2022, $2 million of the balances that were previously classified as contract liabilities at the beginning of the period shipped. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 – INCOME TAXES

Our effective tax rate from continuing operations was a tax expense of 21.0 percent for the three months ended March 31, 2022 compared to a tax expense of 90.9 percent for the three months ended March 31, 2021. Compared to the U.S. statutory rate for the three months ended March 31, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ auditing of research and development tax credits. The effective tax rate decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended March 31, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ auditing of research and development tax credits. The effective tax rate decreased by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 9 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	325,875	325,060	326,700	325,883
Total long-term debt	325,875	325,060	326,700	325,883
Less: current portion	(3,300)	(3,292)	(3,300)	(3,292)
Long-term debt less current maturities	$322,575	$321,768	$323,400	$322,591

(1) Carrying value amounts do not include unamortized debt issuance costs of $7.5 million and $8.0 million for March 31, 2022 and December 31, 2021, respectively.

Credit Agreements

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"), a $50.0 million increase above the $85.0 million original revolver. The Increase Agreement amends and supplements that certain Loan and Security Agreement, dated as of August 29, 2017. As of March 31, 2022, the Company had no amount outstanding under the ABL Revolver and had $132.2 million of borrowing capacity, net of the impact of outstanding letters of credit.

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

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of March 31, 2022, and December 31, 2021.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic:
Weighted average shares outstanding	18,534	19,186
Net income attributable to DXP Enterprises, Inc.	$12,642	$371
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$12,619	$348
Per share amount	$0.68	$0.02

Diluted:
Weighted average shares outstanding	18,534	19,186
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	19,374	20,026
Net income attributable to common shareholders	$12,619	$348
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$12,642	$371
Per share amount	$0.65	$0.02

NOTE 11 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While DXP is unable to predict the outcome or estimate the financial impact of these disputes, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on DXP's consolidated financial position, cash flows, or results of operations.

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended March 31,
	2022				2021

	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Product sales[1]	$195,626	$—	$42,390	$238,016	$165,342	$—	$31,777	$197,119
Inventory services[2]	—	—	5,166	5,166	—	—	4,196	4,196
Staffing services[3]	23,171	—	—	23,171	21,027	—	—	21,027
Pump production and delivery[4]	—	53,058	—	53,058	—	23,245	—	23,245
Total Revenue	$218,797	$53,058	$47,556	$319,411	$186,369	$23,245	$35,973	$245,587
Income from operations[5]	$27,351	$7,069	$4,020	$38,440	$22,137	$947	$2,323	$25,407

1Product sales that are recognized at a point in time.
2 Inventory management services that are recognized over the contract life.
3Staffing services that are invoiced on a day-rate basis.
4Custom pump production and delivery is recognized over time.
5Income from operations excludes amortization of intangibles and corporate expenses.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2022	2021

Operating income for reportable segments	$38,440	$25,407
Adjustment for:
Amortization of intangible assets	4,235	4,146
Corporate expenses	12,646	15,028
Income from operations	$21,559	$6,233
Interest expense	5,162	5,243
Other (income) expense, net	536	(430)
Income before income taxes	$15,861	$1,420

NOTE 13 - BUSINESS ACQUISITIONS

On March 1, 2022, the Company completed the acquisition of Drydon Equipment, Inc. (“Drydon”), a distributor and manufacturers’ representative of pumps, valves, controls and process equipment focused on serving the water and wastewater industry in the Midwest. The acquisition of Drydon was funded with cash on hand as well as issuing DXP's common stock. The Company paid approximately $7.9 million in cash and stock. A majority of Drydon's sales are project-based work under the percentage-of-completion accounting model. As a result, Drydon has been included in the IPS segment. For the three months ended March 31, 2022, Drydon contributed sales of $1.4 million and net income of $0.7 million. Goodwill for the transaction totaled approximately $4.1 million.

On March 1, 2022, the Company completed the acquisition of certain assets of Burlingame Engineers, Inc. (“Burlingame”), a provider of water and wastewater equipment in the industrial and municipal sectors. The Company paid approximately $1.1 million in cash, stock and future consideration. For the three months ended March 31, 2022, Burlingame contributed sales of $0.4 million and net income of $6 thousand.

Pro forma revenue and net income have been excluded as the amounts would have been immaterial to the consolidated results of the Company for the current and prior year.

In aggregate, the acquisition-date fair value of the consideration transferred for the two businesses totaled $9.0 million, which consisted of the following:

Purchase Price Consideration (in millions)	Total Consideration

Cash payments	$5.8
Fair value of stock issued	0.5
Future consideration	2.7
Total purchase price consideration	$9.0

The fair value of the 21,844 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date, adjusted for holding restrictions following consummation.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Cash	$517
Accounts receivable	2,709
Other receivables	56
Inventory	37
Non-compete agreements	229
Customer relationships	1,770
Property and equipment	124
Other assets	2
Assets acquired	$5,444
Current liabilities assumed	(1,061)
Net assets acquired	$4,383
Total Consideration	(9,049)
Goodwill	$4,666

Of the $2 million of acquired intangible assets, $0.2 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, coincident with the terms of the agreements. In addition, $1.8 million was assigned to customer relationships, and will be amortized over a period of 8 years. The goodwill total of approximately $4.7 million is attributable primarily to expected synergies and the assembled workforce of each entity and is generally deductible for tax purposes.

The fair value of accounts receivables acquired is $2.7 million, which approximated book value.

The Company recognized less than $300,000 of acquisition related costs that were expensed in the current period. These costs are included in the Condensed Consolidated Statements of Operations and Comprehensive Income in Selling, General and Administrative costs. The Company also recognized an immaterial amount in costs associated with issuing the shares issued as consideration in the business combination. Those costs were deducted from the recognized proceeds of issuance within stockholders’ equity.

NOTE 14 - SHARE REPURCHASE

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the three months ended March 31, 2022, the Company repurchased 58.9 thousand shares of common stock for $1.5 million at an average price of $25.66 per share.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal quarterly installments beginning on June 15, 2021. The remaining one installment totaling $6.8 million was included in other current liabilities as of March 31, 2022.

Three Months Ended March 31,
(in thousands, except per share data)	2022
Total number of shares purchased	58.9
Amount paid	$1,511
Average price paid per share	$25.66

NOTE 15 - SUBSEQUENT EVENT

On May 3, 2022, the Company completed the acquisition of Cisco Air Systems, Inc. (“Cisco”). Cisco is a leading distributor of air compressors and related products and services focused on serving the food & beverage, transportation and general industrial markets in the Northern California and Nevada territories. Total consideration for the transaction was approximately $45 million, funded with a mixture of cash on hand of $29 million, DXP stock valued at approximately $5 million and a draw down of approximately $11 million on the ABL.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2022 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic, the Ukrainian/Russia conflict and the impact on commodity prices; particularly oil and gas; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors, economic risks related to the long-term impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

CURRENT MARKET CONDITIONS AND OUTLOOK

General
DXP Enterprises, Inc. is a business-to-business distributor of maintenance, repair and operating and production ("MRO") products and services to a variety of customers in different end markets primarily across North America. Additionally, we fabricate, remanufacture and assemble custom pump packages along with manufacturing branded private label pumps.

Ukrainian - Russia Conflict

In February 2022, Russia invaded Ukraine. DXP has no direct exposure to Russia or Ukraine, however, the Company continues to monitor any broader impact in the global economy, including inflation and cost pressures, supply chains and energy prices. The full impact of the conflict on the Company’s business and financial results remains uncertain and will depend on the severity and duration of the war and its impact on global economic conditions.

Inflation

As the world recovered and reopened during fiscal 2021, and continuing into the current fiscal year, the global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues tightening caused by the COVID-19 pandemic and the Ukrainian-Russia conflict mentioned above. These inflationary trends increased the cost of many of the products we buy. As a distributor, we often remain neutral to inflation as those costs are generally passed onto customers. The Company was able to implement these and other strategies designed to mitigate some of the adverse effects of higher costs during the first quarter of fiscal 2022 while also remaining price competitive.

COVID-19 Pandemic Impact

The COVID-19 pandemic began in the first quarter of 2020 and continued throughout the first quarter of fiscal 2022, causing significant disruptions in the U.S. and global markets. While the ongoing recovery continues, it has been accompanied by a resurgence in demand as industries return to regular operations, which continues to disrupt supply chains, transportation efficiency, product and labor availability. The full extent and long-term impacts on the Company’s business and financial results will depend on several uncertain and unpredictable developments including any continued spread of the virus and its variants, the availability and effectiveness of treatments and vaccines, imposition of protective public safety measures and the overall impact of government measures to combat the spread of the virus. We are not able to predict whether our customers will continue to operate at their current or historical levels, and such decreases in their operations would have a negative impact on our business. We are also unable to predict how long the COVID-19 pandemic will last and the impact of the pandemic on future demand for our products and services.

For additional discussion of the potential impact of the COVID-19 pandemic on our business, see Part I, Item 1A: Risk Factors in the Company’s 2021 Form 10-K.

Matters Affecting Comparability
There were 64 business days in the three months ended March 31, 2022 and 63 business days in the three months ended March 31, 2021.

Outlook

Service Centers & Supply Chain Services Segments
The replacement and mission-critical nature of our products and services within the Company's Service Centers and Supply Chain Services business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. Long-term economic conditions remain uncertain with regard to COVID-19 and its impact on various end markets, however, recent order activity improved as markets strengthened and restrictions and mandates were lifted. In the first quarter of 2022, we had approximately $266.4 million in sales in our Service Centers and Supply Chain Services segment, an increase of approximately 19.8 percent over the first quarter of 2021. We expect financial results to continually improve with interim periods of potential setback should new variants arise or other economic headwinds prevail.

Innovative Pumping Solutions Segment
In the first quarter of 2022, we had approximately $53.1 million in sales in our Innovative Pumping Solutions segment, an increase of approximately $29.8 million over the first quarter of 2021, of which $9.1 million was associated with recent acquisitions in the water and wastewater market. Beginning in the latter half of 2021, we began to see an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to oil & gas demand recovery led to higher commodity prices. Although demand levels remained below pre-pandemic levels, there is growing confidence of returning to 2019 levels in the coming years. In the first quarter of 2022, the Ukrainian-Russia conflict caused further disruption in the global oil and gas supply and spurred price increases around the world. These forces contributed to higher spend by oil and gas producers and thus an increase in oil & gas projects within our Innovative Pumping Solutions segment. We expect to benefit from the increased activity throughout 2022.

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

	Three Months Ended March 31,
	2022	%	2021	%

Sales	$319,411	100.0%	$245,587	100.0%
Cost of sales	224,527	70.3%	173,957	70.8%
Gross profit	$94,884	29.7%	$71,630	29.2%
Selling, general and administrative expenses	73,325	23.0%	65,397	26.6%
Impairment and other charges	—	—%	—	—%
Income from operations	$21,559	6.7%	$6,233	2.5%
Other (income) expense, net	536	0.2%	(430)	(0.2)%
Interest expense	5,162	1.6%	5,243	2.1%
Income before income taxes	$15,861	5.0%	$1,420	0.6%
Provision for income taxes	3,332	1.0%	1,261	0.5%
Net income	$12,529	3.9%	$159	0.1%
Net loss attributable to noncontrolling interest	(113)	—	(212)	—
Net income attributable to DXP Enterprises, Inc.	$12,642	4.0%	$371	0.2%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.68		$0.02
Diluted earnings per share	0.65		$0.02
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

SALES. Sales for the three months ended March 31, 2022 increased $73.8 million, or 30.1 percent, to approximately $319.4 million from $245.6 million for the prior year's corresponding period. Sales from businesses acquired for three months ended March 31, 2022, accounted for $13.1 million of the sales for the three months ended March 31, 2022. This overall sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $32.4 million, $29.8 million and $11.6 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended March 31,
	2022	2021	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$218,797	$186,369	$32,428	17.4%
Innovative Pumping Solutions	53,058	23,245	29,813	128.3%
Supply Chain Services	47,556	35,973	11,583	32.2%
Total DXP Sales	$319,411	$245,587	$73,824	30.1%

Service Centers segment. Sales for the SC segment increased by approximately $32.4 million, or 17.4 percent for the three months ended March 31, 2022 compared to the prior year's corresponding period. Excluding $4.0 million of Service Centers segment sales associated with recent acquisitions, sales increased $28.4 million from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, safety supplies, metal working, and bearings and power transmission products to customers engaged in variety of markets as a result of the lifting of pandemic restrictions and a return to normal production and activity.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $29.8 million, or 128.3 percent, for the three months ended March 31, 2022 compared to the prior year's corresponding period. Excluding $9.1 million of IPS segment sales from recent acquisitions, IPS segment sales increased $20.7 million from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses.

Supply Chain Services segment. Sales for the SCS segment increased by $11.6 million, or 32.2 percent, for the three months ended March 31, 2022, compared to the prior year's corresponding period. The improved sales is primarily related to increased sales to customers in the food & beverage, general manufacturing and aerospace industries as pandemic restrictions subsided and the economy rebounded.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2022 was 29.7 percent versus 29.2 percent in the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales was 29.5 percent. The increase in the gross profit percentage excluding the businesses acquired is primarily the result of an increase in overall project activity within our IPS segment.

Service Centers segment. As a percentage of sales, the first quarter gross profit percentage for the SC segment increased approximately 127 basis points. Adjusting for the businesses acquired, gross profit as a percentage of sales increased approximately 133 basis points from the prior year's corresponding period. This was primarily was a result of volume increases and product mix. Gross profit for the SC segment, excluding businesses acquired, increased $11.3 million, or 20.4 percent, during the three months ended March 31, 2022 compared to the prior year’s corresponding period.

Innovative Pumping Solutions segment. As a percentage of sales, the first quarter gross profit percentage for the IPS segment decreased approximately 493 basis points. Adjusting for the business acquired, gross profit as a percentage of sales decreased approximately 645 basis points from the prior year's corresponding period. The decrease in gross profit percentage is primarily due to a mix shift (higher margin international work and domestic water and wastewater projects). Gross profit dollars increased $4.4 million compared to the prior year corresponding period, excluding business acquired, primarily as a result of an increase in project work as a result of an increase in capital spending by our customers.

Supply Chain Services segment. Gross profit as a percentage of sales for the SCS segment increased approximately 80 basis points compared to the prior year's corresponding period. Gross profit for the first quarter of 2022 increased $3.0 million or 36.8% compared to the prior year's corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended March 31, 2022 increased by approximately $7.9 million, or 12.1%, to $73.3 million from $65.4 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $2.2 million. Excluding expenses from businesses acquired, SG&A for the quarter increased by $5.7 million, or 8.7%. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity associated with recovery from the negative economic impacts of the COVID-19 pandemic.

OPERATING INCOME. Operating income for the first quarter of 2022 increased by $15.3 million to $21.6 million, from $6.2 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the first quarter of 2022 increased $0.1 million compared with the prior year's corresponding period .

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 21.0 percent for the three months ended March 31, 2022 compared to a tax expense of 90.9 percent for the three months ended March 31, 2021. Compared to the U.S. statutory rate for the three months ended March 31, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ auditing of research and development tax credits. The effective tax rate was decreased by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended March 31, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded due to tax authorities’ auditing of research and development tax credits. The effective tax rate was decreased by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of March 31, 2022, we had cash and restricted cash of $36.7 million and credit facility availability of $132.2 million. We have a $135.0 million asset-based loan ("ABL") facility, partially offset by letters of credit of $2.8 million, that is due to mature in August 2022, under which we had no borrowings outstanding as of March 31, 2022 and a Term Loan B with $325.9 million in borrowings. The Company intends to amend and extend the ABL prior to the August deadline.

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

The following table summarizes our net cash flows generated by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Cash Provided by (Used in):
Operating Activities	$2,680	$8,577
Investing Activities	(6,056)	617
Financing Activities	(9,322)	(1,365)
Effect of Foreign Currency	268	204
Net Change in Cash	$(12,430)	$8,033

Operating Activities

The Company generated $2.7 million of cash from operating activities during the three months ended March 31, 2022 compared to $8.6 million of cash generated during the prior year's corresponding period. The $5.9 million decrease in the amount of cash provided between the two periods was primarily driven by the increase in project work activity during the period. Cash is generally used to fund project costs in excess of amounts billed.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $6.1 million compared to $0.6 million cash generated during the prior year’s corresponding period. This $6.7 million increase was primarily driven by the purchase of Drydon and Burlingame in March 2022. The prior year period also benefited from the sale of a corporate asset totaling $1.3 million without comparable activity in the current year.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $9.3 million, compared to net cash used in financing activities of $1.4 million during the prior year’s corresponding period. The activity in the period was primarily attributed to share repurchase installment payment of $6.8 million related to shares repurchased in 2021 and share purchases in 2022 of $1.5 million.

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the three months ended March 31, 2022 we purchased 59 thousand shares for approximately $1.5 million. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal quarterly installments beginning on June 15, 2021. The remaining installment of $6.8 million was included in other current liabilities as of March 31, 2022.

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

The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2021. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk,' of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

ITEM 4: CONTROLS AND PROCEDURES.

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding these material weaknesses, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for 2020 and 2021, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses are:

Material weakness related to unvouchered purchase order receipts: We did not design and maintain effective controls over the timely clearing of discrepancies arising from our three-way-match process. Specifically, controls were not designed appropriately to ensure that aged items were properly cleared from the sub-ledger and ultimately accounts payable. This material weakness resulted in a restatement of previously reported results related to periods prior to December 31, 2020. Additionally, this material weakness could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Material weakness related to the application of percentage-of-completion (“POC”) accounting: We did not design or maintain effective controls over the completeness, accuracy, occurrence or determination of revenue recognized under the percentage-of-completion input method for our project-based businesses. Specifically, controls were not designed or maintained to ensure accuracy of the costs-to-date and estimates of the cost-to-complete for certain project-based contracts. In addition, clerical errors were noted in the determination of revenue recognized under the POC method. This material weakness resulted in immaterial audit adjustments related to revenue and related contract assets and liabilities during the year ended December 31, 2021. Additionally, this material weakness could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

REMEDIATION PLAN FOR MATERIAL WEAKNESSES

To date we have implemented several process changes to limit the accumulation and aging of unmatched items. We continue to enhance policies and systems to timely clear discrepancies and prevent an accumulation of balances. Additionally, management is currently in the process of developing and implementing changes as a part of a comprehensive remediation plan to address the material weakness related to the application of POC accounting. We believe the remediation activities will extend through the remainder of fiscal year 2022.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year end December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

DXP Enterprises, Inc. issued 18,263 unregistered shares of DXP Enterprises, Inc.’s common stock as part of the consideration for the March 1, 2022 acquisition of Drydon. The unregistered shares were issued to the sellers of Drydon.

DXP Enterprises, Inc. issued 3,581 unregistered shares of DXP Enterprises, Inc.’s common stock as part of the consideration for the March 1, 2022 acquisition of Burlingame. The unregistered shares were issued to the sole seller of Burlingame.

We relied on Section 4(a)(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Issuer Purchases of Equity Securities

A summary of our purchases of DXP Enterprises, Inc. common stock during the first quarter of fiscal year 2022 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	Jan 1 - Jan 31	58,927	$25.66	58,887	$49,982
	Feb 1 - Feb 28	842	29.27		49,982
	Mar 1 - Mar 31	4,646	28.30		49,982
	Total	64,415		58,887	49,982

(1)	There were 5,528 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during three months ended March 31, 2022.
(2)
On May 12, 2021, the Company announced the Share Repurchase Program pursuant to which we may repurchase up to $85.0 million or 1.5 million shares of the Company's outstanding common stock over the next 24 months. As of March 31, 2022, $50 million or 256 thousand shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL.

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

Dated: May 13, 2022