Form 10-Q
period 2022-06-30
DXP ENTERPRISES INC
filed 2022-08-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2022
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of July 29, 2022: 18,846,719.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales	$367,812	$285,691	$687,223	$531,278
Cost of sales	263,550	200,413	488,076	374,370
Gross profit	104,262	85,278	199,147	156,908
Selling, general and administrative expenses	78,342	70,432	151,667	135,829
Income from operations	25,920	14,846	47,480	21,079
Other (income) expense	839	(105)	1,377	(535)
Interest expense	5,615	5,337	10,777	10,580
Income before income taxes	19,466	9,614	35,326	11,034
Provision for income taxes	4,973	1,684	8,305	2,945
Net income	14,493	7,930	27,021	8,089
Net income (loss) attributable to noncontrolling interest	60	(189)	(53)	(401)
Net income attributable to DXP Enterprises, Inc.	14,433	8,119	27,074	8,490
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$14,411	$8,097	$27,029	$8,445

Net income	$14,493	$7,930	$27,021	$8,089
Currency translation adjustments	(3,591)	1,689	(1,922)	3,180
Comprehensive income	$10,902	$9,619	$25,099	$11,269

Earnings per share (Note 10) :
Basic	$0.77	$0.42	$1.45	$0.44
Diluted	$0.74	$0.41	$1.39	$0.42
Weighted average common shares outstanding :
Basic	18,766	19,291	18,651	19,239
Diluted	19,606	20,131	19,491	20,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$20,574	$48,989
Restricted cash	91	91
Accounts Receivable, net of allowance of $7,571 and $7,759	273,310	218,137
Inventories	119,694	100,894
Costs and estimated profits in excess of billings	25,655	17,193
Prepaid expenses and other current assets	13,645	9,522
Income taxes receivable	316	9,748
Total current assets	453,285	404,574
Property and equipment, net	49,974	51,880
Goodwill	335,899	296,541
Other intangible assets, net	83,131	79,205
Operating lease ROU assets	57,912	57,221
Other long-term assets	3,823	4,806
Total assets	$984,024	$894,227
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$32,424	$3,300
Trade accounts payable	103,641	77,842
Accrued wages and benefits	28,749	23,006
Customer advances	17,465	12,924
Billings in excess of costs and estimated profits	2,076	3,581
Federal income taxes payable	1,423	—
Short-term operating lease liabilities	18,582	18,203
Other current liabilities	33,332	42,206
Total current liabilities	237,692	181,062
Long-term debt, net of unamortized debt issuance costs	314,663	315,397
Long-term operating lease liabilities	40,166	39,922
Other long-term liabilities	3,893	3,603
Deferred income taxes liability	12,024	7,516
Total long-term liabilities	370,746	366,438
Total liabilities	608,438	547,500
Commitments and contingencies (Note 11)
Shareholders' equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,840,101 and 18,580,364 outstanding	197	195
Additional paid-in capital	212,087	206,772
Retained earnings	229,514	202,484
Accumulated other comprehensive loss	(31,204)	(29,282)
Treasury stock, at cost 1,243,525 shares at June 30, 2022	(35,024)	(33,511)
Total DXP Enterprises, Inc. equity	375,586	346,674
Noncontrolling interest	—	53
Total equity	375,586	346,727
Total liabilities and equity	$984,024	$894,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	27,021	8,089
Reconciliation of net income to net cash provided by operating activities:
Depreciation	5,006	5,132
Amortization of intangible assets	8,826	8,452
Gain on sale of property and equipment	—	(246)
Provision for credit losses	314	(637)
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(145)
Fair value adjustment on contingent consideration	1,689	—
Amortization of debt issuance costs	916	854
Restricted stock compensation expense	863	840
Deferred income taxes	1,610	1,068
Net change in operating assets and liabilities	(40,559)	(7,201)
Net cash provided by operating activities	$5,686	$16,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,848)	(1,526)
Proceeds from the sale of property and equipment	—	1,297
Acquisition of business, net of cash acquired	(44,117)	(44,435)
Net cash used in investing activities	$(45,965)	$(44,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	235,969	—
Payments on revolving credit facilities	(206,845)	—
Principal debt payments	(1,650)	(1,650)
Payment for contingent consideration liability up to acquisition-date fair value	—	(955)
Preferred Stock dividends paid	(45)	(45)
Purchase of treasury stock	(15,116)	(8,769)
Payment for employee taxes withheld from stock awards	(290)	(585)
Net cash provided by (used in) financing activities	$12,023	$(12,004)
Effect of foreign currency on cash	(159)	303
Net change in cash and restricted cash	(28,415)	(40,159)
Cash and restricted cash at beginning of period	49,080	119,419
Cash and restricted cash at end of period	$20,665	$79,260

Supplemental schedule of non-cash investing and financing activities:
Shares issued for acquisitions (Note 13)	$4,744	$8,859
Share repurchase agreement	$—	$20,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at March 31, 2021	$1	$15	$189	$191,931	$186,426	$—	$586	$(28,538)	$350,610
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	460	—	—	—	—	460
Tax related items for share based awards	—	—	—	(69)	—	—	—	—	(69)
Issuance of common stock	—	—	5	11,240	—	—	—	—	11,245
Currency translation adjustment	—	—	—	—	—	—	—	1,689	1,689
Purchase of treasury stock	—	—	—	—	—	(29,174)	—	—	(29,174)
Net income	—	—	—	—	8,119	—	(189)	—	7,930
Balance at June 30, 2021	$1	$15	$194	$203,562	$194,523	$(29,174)	$397	$(26,849)	$342,669

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2020	$1	$15	$189	$192,068	$186,078	$—	$798	$(30,029)	$349,120
Preferred dividends paid	—	—	—	—	(45)	—	—	—	(45)
Restricted stock compensation expense	—	—	—	839	—	—	—	—	839
Tax related items for share based awards	—	—	—	(585)	—	—	—	—	(585)
Issuance of common stock	—	—	5	11,240	—	—	—	—	11,245
Currency translation adjustment	—	—	—	—	—	—	—	3,180	3,180
Purchase of treasury stock	—	—	—	—	—	(29,174)	—	—	(29,174)
Net income	—	—	—	—	8,490	—	(401)	—	8,089
Balance at June 30, 2021	$1	$15	$194	$203,562	$194,523	$(29,174)	$397	$(26,849)	$342,669

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at March 31, 2022	$1	$15	$195	$207,510	$215,103	$(35,024)	$(60)	$(27,613)	$360,127
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	493	—	—	—	—	493
Tax related items for share based awards	—	—	—	(131)	—	—	—	—	(131)
Issuance of shares of common stock	—	—	2	4,215	—	—	—	—	4,217
Currency translation adjustment	—	—	—	—	—	—	—	(3,591)	(3,591)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	14,433	—	60	—	14,493
Balance at June 30, 2022	$1	$15	$197	$212,087	$229,514	$(35,024)	$—	$(31,204)	$375,586

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(29,282)	$346,727
Preferred dividends paid	—	—	—	—	(44)	—	—	—	(44)
Restricted stock compensation expense	—	—	—	863	—	—	—	—	863
Tax related items for share based awards	—	—	—	(290)	—	—	—	—	(290)
Issuance of shares of common stock	—	—	2	4,742	—	—	—	—	4,744
Currency translation adjustment	—	—	—	—	—	—	—	(1,922)	(1,922)
Purchase of treasury stock	—	—	—	—	—	(1,513)	—	—	(1,513)
Net income	—	—	—	—	27,074	—	(53)	—	27,021
Balance at June 30, 2022	$1	$15	$197	$212,087	$229,514	$(35,024)	$—	$(31,204)	$375,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products and services to a variety of end markets and industrial customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). See Note 12 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All inter-company accounts and transactions have been eliminated upon consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On April 1, 2022 we adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, along with its subsequently issued guidance, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. The provisions of this update are applicable to us through December 31, 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

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

We assessed the materiality of the errors on prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the errors were not material to our prior period consolidated financial statements and therefore, amendments of previously filed consolidated financial statements are not required. In accordance with ASC 250, we have corrected the errors by revising the unaudited condensed consolidated financial statements presented herein. Prior periods not presented herein will be revised, as applicable, in future filings.

The impacts of the revisions on the periods presented herein are provided in the following tables.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As previously			As previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Currency translation adjustments	$1,327	$362	$1,689	$2,604	$576	$3,180
Total comprehensive income	$9,257	$362	$9,619	$10,693	$576	$11,269

	As previously
	Reported	Adjustments	Revised
BALANCE SHEET (AT DECEMBER 31, 2021):
Goodwill	$308,506	$(11,965)	$296,541
Total Assets	$906,192	$(11,965)	$894,227

Accumulated other comprehensive loss	$(17,317)	$(11,965)	$(29,282)
Total Equity	$358,692	$(11,965)	$346,727
Total Liabilities & Equity	$906,192	$(11,965)	$894,227

Accumulated Other Comprehensive Loss
	As previously
	Reported	Adjustments	Revised

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Balance at March 31, 2021	$(16,736)	$(11,802)	$(28,538)
Currency translation adjustment	1,327	362	1,689
Balance at June 30, 2021	$(15,409)	$(11,440)	$(26,849)

Balance at December 31, 2020	$(18,013)	$(12,016)	$(30,029)
Currency translation adjustment	2,604	576	3,180
Balance at June 30, 2021	$(15,409)	$(11,440)	$(26,849)

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

Level 3 inputs are unobservable inputs for an asset or liability which require the Company's own assumptions. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

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

As of June 30, 2022, we recorded liabilities in other current and long-term liabilities for contingent consideration associated with the acquisitions of Process Machinery, Inc. ("PMI"), Burlingame Engineers, Inc. ("Burlingame"), Drydon Equipment, Inc. ("Drydon") and Cisco Air Systems, Inc. ("Cisco") of $2.4 million, $0.2 million, $2.7 million and $4.5 million, respectively. See further discussion at Note 13 - Business Acquisitions. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
Beginning balance at December 31, 2021	$905
Acquisitions and settlements
Acquisitions (Note 13)	7,173
Settlements	—
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	1,689
*Ending Balance at June 30, 2022	$9,767

The amount of total losses included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at June 30, 2022.	$1,689

* Included in other current and long-term liabilities

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at June 30, 2022	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (PMI,Burlingame,Drydon and Cisco acquisitions)	$9,767	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of PMI, Burlingame, Drydon and Cisco are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.6%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, but which require disclosure of their fair values include: cash, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 9). Due to the short-term nature of these aforementioned securities, the Company believes that the estimated fair value of such instruments at June 30, 2022 and December 31, 2021 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$88,307	$80,329
Work in process	31,387	20,565
Inventories	$119,694	$100,894

NOTE 7 – CONTRACT ASSETS AND LIABILITIES

Under our customized pump production and long-term water and wastewater project contracts in our IPS segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contract assets are presented as “Cost and estimated profits in excess of billings” on our unaudited condensed consolidated balance sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our unaudited condensed consolidated balance sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$64,501	$41,329
Estimated profits, thereon	20,502	17,143
Total	85,003	58,472
Less: billings to date	61,422	44,859
Net	$23,581	$13,613

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for June 30, 2022 and December 31, 2021 under the following captions (in thousands):

	June 30, 2022	December 31, 2021
Costs and estimated profits in excess of billings	$25,655	$17,193
Billings in excess of costs and estimated profits	(2,076)	(3,581)
Translation adjustment	2	1
Net	$23,581	$13,613

During the six months ended June 30, 2022, $3.5 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Our effective tax rate from continuing operations was a tax expense of 25.5 percent for the three months ended June 30, 2022 compared to a tax expense of 17.4 percent for the three months ended June 30, 2021. Compared to the U.S. statutory rate for the three months ended June 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended June 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Our effective tax rate from continuing operations was a tax expense of 23.5 percent for the six months ended June 30, 2022 compared to a tax expense of 26.7 percent for the six months ended June 30, 2021. Compared to the U.S. statutory rate for the six months ended June 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the six months ended June 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses and uncertain tax positions for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 9 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$29,124	$29,124	$—	$—
Term Loan B	325,050	316,924	326,700	325,883
Total long-term debt	354,174	346,048	326,700	325,883
Less: current portion	(32,424)	(32,342)	(3,300)	(3,292)
Long-term debt less current maturities	$321,750	$313,706	$323,400	$322,591

(1) Carrying value amounts do not include unamortized debt issuance costs of $7.1 million and $8.0 million for June 30, 2022 and December 31, 2021, respectively.

Credit Agreements

On March 17, 2020, the Company entered into an Increase Agreement (the "Increase Agreement") that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"), a $50.0 million increase above the $85.0 million original revolver. The Increase Agreement amends and supplements that certain Loan and Security Agreement, dated as of August 29,

2017. As of June 30, 2022, the Company had $29.1 million outstanding under the ABL Revolver and $103.0 million of borrowing capacity, net of the impact of outstanding letters of credit.

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

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of June 30, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Weighted average shares outstanding	18,766	19,291	18,651	19,239
Net income attributable to DXP Enterprises, Inc.	$14,433	$8,119	$27,074	$8,490
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$14,411	$8,097	$27,029	$8,445
Per share amount	$0.77	$0.42	$1.45	$0.44

Diluted:
Weighted average shares outstanding	18,766	19,291	18,651	19,239
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	19,606	20,131	19,491	20,079
Net income attributable to common shareholders	$14,411	$8,097	$27,029	$8,445
Convertible preferred stock dividend	22	23	45	45
Net income attributable to DXP Enterprises, Inc.	$14,433	$8,120	$27,074	$8,490
Per share amount	$0.74	$0.41	$1.39	$0.42

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

NOTE 12 - SEGMENT REPORTING

The Company's reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing MRO products, equipment and integrated services, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, re-manufactures pumps, manufactures branded private label pumps and provides products and process lines for the water and wastewater treatment industries. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of inter-segment eliminations.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended June 30,
	2022				2021

	SC	IPS	SCS	Total	SCa	IPS	SCS	Total
Product sales[1]	$232,851	$—	$52,975	$285,826	$198,030	$—	$35,068	$233,098
Inventory services[2]	—	—	5,951	5,951	—	—	4,263	4,263
Staffing services[3]	18,247	—	—	18,247	11,603	—	—	11,603
Pump production and delivery[4]	—	57,788	—	57,788	—	36,727	—	36,727
Total Revenue	$251,098	$57,788	$58,926	$367,812	$209,633	$36,727	$39,331	$285,691
Income from operations[5]	$32,368	$8,726	$4,958	$46,052	$26,300	$4,803	$3,488	$34,591

	Six Months Ended June 30,
	2022				2021
	SC	IPS	SCS	Total	SCa	IPS	SCS	Total
Product sales[1]	$438,220	$—	$95,365	$533,585	$371,685	$—	$66,845	$438,530
Inventory services[2]	—	—	11,118	11,118	—	—	8,459	$8,459
Staffing services[3]	31,674	—	—	31,674	24,317	—	—	$24,317
Pump production[4]	—	110,846	—	110,846	—	59,972	—	$59,972
Total Revenue	$469,894	$110,846	$106,483	$687,223	$396,002	$59,972	$75,304	$531,278
Income from operations [5]	$59,719	$15,795	$8,978	$84,492	$48,437	$5,751	$5,810	$59,998
1Product sales that are recognized at a point in time.
2 Inventory management services that are recognized over the contract life.
3Staffing services that are invoiced on a day-rate basis.
4Custom pump production and delivery is recognized over time.
5Income from operations excludes amortization of intangibles and corporate expenses.

a During Q2 2022, we identified an error related to service revenue which resulted in a reclassification between product sales and service revenue. We assessed the materiality of the error on prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the error was not material to our prior period consolidated financial statements and therefore, amendments of previously filed consolidated financial statements are not required. In accordance with ASC 250, we have corrected the error by revising the consolidated financial statements presented herein. Prior periods not presented herein will be revised, as applicable, in future filings.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating income for reportable segments	$46,052	$34,591	$84,492	$59,998
Adjustment for:
Amortization of intangible assets	4,591	4,306	8,826	8,452
Corporate expenses	15,541	15,439	28,186	30,467
Income from operations	$25,920	$14,846	47,480	21,079
Interest expense	5,615	5,337	10,777	10,580
Other (income) expense, net	839	(105)	1,377	(535)
Income before income taxes	$19,466	$9,614	$35,326	$11,034

NOTE 13 - BUSINESS ACQUISITIONS

On May 2, 2022, the Company completed the acquisition of Cisco. Cisco is a leading distributor of air compressors and related products and services focused on serving the food and beverage, transportation and general industrial markets in the Northern California and Nevada territories. Total consideration for the transaction was approximately $52.2 million, funded with a mixture of cash on hand of $32 million, DXP stock valued at approximately $4 million and a draw down of approximately $11 million on the ABL and future consideration of $4.5 million. For the six months ended June 30, 2022, Cisco contributed sales of $8.2 million and net income of $1.6 million. Goodwill for the transaction totaled approximately $34.5 million.

On March 1, 2022, the Company completed the acquisition of Drydon Equipment, Inc., a distributor and manufacturers’ representative of pumps, valves, controls and process equipment focused on serving the water and wastewater industry in the Midwest. The acquisition of Drydon was funded with cash on hand as well as issuing DXP's common stock. The Company paid approximately $7.9 million in cash, stock and future consideration. A majority of Drydon's sales are project-based work under the percentage-of-completion accounting model. As a result, Drydon has been included in the IPS segment. For the six months ended June 30, 2022, Drydon contributed sales of $2.7 million and net income of $0.7 million. Goodwill for the transaction totaled approximately $4.9 million.

On March 1, 2022, the Company completed the acquisition of certain assets of Burlingame Engineers, Inc., a provider of water and wastewater equipment in the industrial and municipal sectors. The Company paid approximately $1.1 million in cash, stock and future consideration. For the six months ended June 30, 2022, Burlingame contributed sales of $0.9 million and net income of $70 thousand. Goodwill for the transaction totaled approximately $0.6 million.

The following represents the pro forma unaudited revenue and earnings as if Cisco, Drydon and Burlingame had been included in the consolidated results of the Company for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,
	2022	2021
	(in thousands/unaudited)
Revenue	$703,040	$555,052
Net income	$29,286	$11,302

In aggregate, the acquisition-date fair value of the consideration transferred for the three businesses totaled $61.2 million, which consisted of the following:

Purchase Price Consideration (in millions)	Total Consideration

Cash payments	$49.3
Fair value of stock issued	4.7
Future consideration	7.2
Total purchase price consideration	$61.2

The fair value of the 230,699 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date, adjusted for holding restrictions following consummation.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Acquisitions
(In thousands)	Cisco	All Other	Total
Cash	$4,352	$517	$4,869
Accounts receivable	5,173	2,698	7,871
Other receivables	—	56	56
Inventory	3,032	37	3,069
Other current assets	472	—	472
Non-compete agreements	878	229	1,107
Customer relationships	10,730	964	11,694
Property and equipment	1,187	124	1,311
Operating lease ROU asset	2,168	—	2,168
Other assets	—	2	2
Assets acquired	$27,992	$4,627	$32,619
Short-term operating lease liability	(463)	—	(463)
Current liabilities assumed	(5,208)	(1,061)	(6,269)
Long-term operating lease liability	(1,705)	—	(1,705)
Deferred tax liability	(2,897)	—	(2,897)
Net assets acquired	$17,719	$3,566	$21,285
Total Consideration	52,184	9,049	61,233
Goodwill	$34,465	$5,483	$39,948

Of the $12.8 million of acquired intangible assets, $1.1 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, coincident with the terms of the agreements. In addition, $11.7 million was assigned to customer relationships, and will be amortized over a period of 8 years. The goodwill total of approximately $39.9 million is attributable primarily to expected synergies and the assembled workforce of each entity and is generally not deductible for tax purposes.

The fair value of accounts receivables acquired is $7.9 million, which approximated book value.

The Company recognized less than $300,000 of acquisition related costs that were expensed in the current period. These costs are included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income in Selling, General and Administrative costs. The Company also recognized an immaterial amount in costs associated with issuing the shares issued as consideration in the business combination. Those costs were deducted from the recognized proceeds of issuance within stockholders’ equity.

NOTE 14 - SHARE REPURCHASE

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the six months ended June 30, 2022, the Company repurchased 58.9 thousand shares of common stock for $1.5 million at an average price of $25.66 per share.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal quarterly installments beginning on June 15, 2021 which are presented within the purchase of treasury stock in the cash flow statement. There are no installment payments outstanding.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data)	2022	2022
Total number of shares purchased	—	58.9
Amount paid	$—	$1,511
Average price paid per share	$—	$25.66

NOTE 15 - SUBSEQUENT EVENT

On July 19, 2022 the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). The ABL Credit Agreement amends and restates the Loan and Security Agreement dated as of August 29, 2017. Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. The ABL Revolver matures on July 19, 2027.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the six months ended June 30, 2022 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the long-term impacts of the COVID-19 pandemic, the prolonged Ukrainian/Russia conflict and its impact on commodity prices; particularly oil and gas; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors, economic risks related to the long-term impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

CURRENT MARKET CONDITIONS AND OUTLOOK

General

DXP Enterprises, Inc. is a business-to-business distributor of MRO products and services to a variety of customers in different end markets primarily across North America. Additionally, we fabricate, remanufacture and assemble custom pump packages along with manufacturing branded private label pumps.

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

Inflation

The global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues tightening caused by the COVID-19 pandemic and the Ukrainian-Russia conflict mentioned above. These inflationary trends increased the cost of many of the products we buy. As a distributor, we often remain neutral to inflation as those costs are generally passed onto customers. The Company was able to pass price increases onto customers and implement other strategies designed to mitigate some of the adverse effects of higher costs during the six months ended June 30, 2022.

COVID-19 Pandemic Impact

The COVID-19 pandemic began in the first quarter of 2020 and continued throughout the six months ended June 30, 2022, causing disruptions in the U.S. and global markets. While the ongoing recovery continues, it has been accompanied by a resurgence in demand, as industries return to regular operations. The full extent and long-term impacts on the Company’s business and financial results will depend on several uncertain and unpredictable developments including any continued spread of the virus and its variants, the availability and effectiveness of treatments and vaccines, imposition of protective public safety measures and the overall impact of government measures to combat the spread of the virus. We are not able to predict whether our customers will continue to operate at their current or historical levels, and such decreases in their operations would have a negative impact on our business. We are also unable to predict how long the COVID-19 pandemic will last and the impact of the pandemic on future demand for our products and services.

For additional discussion of the potential impact of the COVID-19 pandemic on our business, see Part I, Item 1A: Risk Factors in the Company’s 2021 Form 10-K.

Matters Affecting Comparability

There were 127 business days in the six months ended June 30, 2022 and 126 business days in the six months ended June 30, 2021.

Outlook

Service Centers and Supply Chain Services Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Supply Chain Services business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. The Company's recent order activity improved as markets strengthened. For the six months ended June 30, 2022, we had approximately $576.4 million in sales in our Service Centers and Supply Chain Services segment, an increase of approximately 22.3 percent over the six months ended June 30, 2021. We expect financial results to continually improve with interim periods of potential setback should new COVID-19 variants arise or other economic headwinds prevail.

Innovative Pumping Solutions Segment

For the six months ended June 30, 2022, we had approximately $110.8 million in sales in our Innovative Pumping Solutions segment, an increase of approximately $50.9 million over the six months ended June 30, 2021, of which $18.0 million was associated with recent acquisitions in the water and wastewater markets. Beginning in the latter half of 2021, we began to see an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to oil and gas demand recovery led to higher commodity prices. Although demand levels remained below pre-pandemic levels, there is growing confidence of returning to 2019 levels in the coming years. In the first quarter of 2022, the Ukrainian-Russia conflict caused further disruption in the global oil and gas supply and spurred price increases around the world. These forces contributed to higher spending by oil and gas producers and thus an increase in oil and gas projects within our Innovative Pumping Solutions segment. We expect to benefit from the increased activity throughout 2022.

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

	Three Months Ended June 30,
	2022	%	2021	%

Sales	$367,812	100.0%	$285,691	100.0%
Cost of sales	263,550	71.7%	200,413	70.2%
Gross profit	$104,262	28.3%	$85,278	29.8%
Selling, general and administrative expenses	78,342	21.3%	70,432	24.7%
Income from operations	$25,920	7.0%	$14,846	5.2%
Other (income) expense, net	839	0.2%	(105)	—%
Interest expense	5,615	1.5%	5,337	1.9%
Income before income taxes	$19,466	5.3%	$9,614	3.4%
Provision for income taxes	4,973	1.4%	1,684	0.6%
Net income	$14,493	3.9%	$7,930	2.8%
Net loss attributable to noncontrolling interest	60	—	(189)	—
Net income attributable to DXP Enterprises, Inc.	$14,433	3.9%	$8,119	2.8%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.77		$0.42
Diluted earnings per share	0.74		$0.41
Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

SALES. Sales for the three months ended June 30, 2022 increased $82.1 million, or 28.7 percent, to approximately $367.8 million from $285.7 million for the prior year's corresponding period. Sales from businesses acquired for three months ended June 30, 2022, accounted for $21.3 million of the sales for the three months ended June 30, 2022. This overall sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $41.5 million, $21.1 million and $19.6 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended June 30,
	2022	2021	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$251,098	$209,633	$41,465	19.8%
Innovative Pumping Solutions	57,788	36,727	21,061	57.3%
Supply Chain Services	58,926	39,331	19,595	49.8%
Total DXP Sales	$367,812	$285,691	$82,121	28.7%

Service Centers segment. Sales for the SC segment increased by approximately $41.5 million, or 19.8 percent for the three months ended June 30, 2022 compared to the prior year's corresponding period. Excluding $12.5 million of Service Centers segment sales associated with recent acquisitions, sales increased $29.0 million from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, safety supplies, metal working, and bearings and power transmission products to customers engaged in variety of markets as a result of the lifting of pandemic restrictions and a return to normal production and activity.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $21.1 million, or 57.3 percent, for the three months ended June 30, 2022 compared to the prior year's corresponding period. Excluding $8.8 million of IPS segment sales from recent acquisitions, IPS segment sales increased $12.2 million from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses.

Supply Chain Services segment. Sales for the SCS segment increased by $19.6 million, or 49.8 percent, for the three months ended June 30, 2022, compared to the prior year's corresponding period. The improved sales are primarily related to the addition of a new customer in the diversified chemicals market, as well as sales increases in the medical technology, food and beverage and oil and gas markets.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2022 was 28.3 percent versus 29.8 percent in the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales was 28.0 percent. The decrease in the gross profit percentage excluding the businesses acquired is primarily the result of a decrease within our SCS segment.

Service Centers segment. As a percentage of sales, the second quarter gross profit percentage for the SC segment decreased approximately 48 basis points. Adjusting for the businesses acquired, gross profit as a percentage of sales decreased approximately 73 basis points from the prior year's corresponding period. This was primarily as a result of product mix. Gross profit for the SC segment, excluding businesses acquired, increased $7.2 million, or 11.1 percent, during the three months ended June 30, 2022 compared to the prior year’s corresponding period.

Innovative Pumping Solutions segment. As a percentage of sales, the second quarter gross profit percentage for the IPS segment increased approximately 9 basis points. Adjusting for the businesses acquired, gross profit as a percentage of sales decreased approximately 50 basis points from the prior year's corresponding period. The aforementioned decrease in gross profit percentage as a percentage of sales is primarily due to a mix shift (lower margin oil and gas work versus domestic water and wastewater projects). Gross profit dollars increased $3.4 million compared to the prior year corresponding period, excluding business acquired, primarily as a result of an increase in project work as a result of an increase in capital spending by our customers.

Supply Chain Services segment. Gross profit as a percentage of sales for the SCS segment decreased approximately 635 basis points compared to the prior year's corresponding period. Gross profit for the second quarter of 2022 increased $1.0 million or 10.8% compared to the prior year's corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the three months ended June 30, 2022 increased by approximately $7.9 million, or 11.2%, to $78.3 million from $70.4 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $4.0 million. Excluding expenses from businesses acquired, SG&A for the quarter increased by $3.9 million, or 5.5%. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity associated with recovery from the negative economic impacts of the COVID-19 pandemic.

OPERATING INCOME. Operating income for the second quarter of 2022 increased by $11.1 million to $25.9 million, from $14.8 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the second quarter of 2022 remained materially consistent with an increase of $0.3 million compared with the prior year's corresponding period.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 25.5 percent for the three months ended June 30, 2022 compared to a tax expense of 17.4 percent for the three months ended June 30, 2021. Compared to the U.S. statutory rate for the three months ended June 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended June 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and partially offset by research and development tax credits and other tax credits.

	Six Months Ended June 30,
	2022	%	2021	%

Sales	$687,223	100.0%	$531,278	100.0%
Cost of sales	488,076	71.0%	374,370	70.5%
Gross profit	$199,147	29.0%	$156,908	29.5%
Selling, general and administrative expenses	151,667	22.1%	135,829	25.6%
Income from operations	$47,480	6.9%	$21,079	4.0%
Other (income) expense, net	1,377	0.2%	(535)	(0.1)%
Interest expense	10,777	1.6%	10,580	2.0%
Income before income taxes	$35,326	5.1%	$11,034	2.1%
Provision for income taxes	8,305	1.2%	2,945	0.6%
Net income	$27,021	3.9%	$8,089	1.5%
Net loss attributable to noncontrolling interest	(53)	—	(401)	—%
Net income attributable to DXP Enterprises, Inc.	$27,074	3.9%	$8,490	1.6%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$1.45		$0.44
Diluted earnings per share	$1.39		$0.42

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

SALES. Sales for the six months ended June 30, 2022 increased $155.9 million, or 29.4 percent, to approximately $687.2 million from $531.3 million for the prior year's corresponding period. Sales from businesses acquired accounted for $34.5 million of the sales for the six months ended June 30, 2022. This sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $73.9 million, $50.9 million and $31.2 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Six Months Ended June 30,
	2022	2021	Change	Change%
Sales by Business Segment	(in thousands, except change%)
Service Centers	469,894	396,002	$73,892	18.7%
Innovative Pumping Solutions	110,846	59,972	50,874	84.8%
Supply Chain Services	106,483	75,304	31,179	41.4%
Total DXP Sales	$687,223	$531,278	$155,945	29.4%

Service Centers segment. Sales for the SC segment increased by $73.9 million, or 18.7 percent for the six months ended June 30, 2022 compared to the prior year's corresponding period. Excluding $16.5 million of Service Center segment sales for the six months ended June 30, 2022 from businesses acquired, SC segment sales increased $57.4 million, or 14.5 percent from the prior year's corresponding period. This sales increase is primarily the result of increased sales of metal working products, safety services and bearings product lines to customers engaged in operating and maintenance services in oil and gas markets in connection with increased capital spending by oil and gas producers.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $50.9 million, or 84.8 percent for the six months ended June 30, 2022 compared to the prior year's corresponding period. Excluding $18.0 million of IPS segment sales for the six months ended June 30, 2022 from businesses acquired, IPS segment sales increased $32.9 million, or 54.9 percent from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses. The current level of IPS sales activity could continue during the remainder of 2022, as a result of increased optimism related to oil and gas demand recovery.

Supply Chain Services segment. Sales for the SCS segment increased by $31.2 million, or 41.4 percent, for the six months ended June 30, 2022, compared to the prior year's corresponding period. The improved sales are primarily related to increased sales to customers in the food and beverage, general manufacturing and aerospace industries as pandemic restrictions subsided and the economy rebounded.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2022 decreased by approximately 56 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales decreased by approximately 84 basis points. The decrease in the gross profit percentage is primarily the result of an approximate 311 basis point and 288 basis point decrease in the gross profit percentage in our SC and IPS segments partially offset by a 24 basis point increase in the gross profit percentage in our SC segment, excluding businesses acquired.

Service Centers segment. As a percentage of sales, the six months ended June 30, 2022 gross profit percentage for the Service Centers increased approximately 34 basis points from the prior year's corresponding period. This was primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in non-oil and gas markets as well as the positive impact of the businesses acquired.

Innovative Pumping Solutions segment. As a percentage of sales, the six months ended June 30, 2022 gross profit percentage for the IPS segment decreased approximately 185 basis points from the prior year's corresponding period. The decrease in gross profit percentage as a percentage of sales is primarily due to a mix shift (lower margin oil & gas work versus domestic water and wastewater projects). Gross profit dollars increased $14.2 million, primarily as a result of an increase in the capital spending by oil and gas producers and related businesses.

Supply Chain Services segment. Gross profit as a percentage of sales decreased approximately 311 basis points, compared to the prior year's corresponding period. Gross profit for the six months ended June 30, 2022 increased $4.1 million or 22.9 percent compared to the prior year's corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expense for the six months ended June 30, 2022 increased by approximately $15.8 million, or 11.7 percent, to $151.7 million from $135.8 million for the prior year's corresponding period. Selling, general and administrative expense from businesses acquired accounted for $6.3 million. Excluding expenses from businesses acquired, SG&A for the six months ended June 30, 2022 increased by $9.6 million, or 7.1 percent. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity associated with recovery from the negative economic impacts of the COVID-19 pandemic.

OPERATING INCOME. Operating income for the six months ended June 30, 2022 increased by $26.4 million or 125.2% to $47.5 million from $21.1 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2022 remained materially consistent with an increase of $0.2 million compared with the prior year's corresponding period.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 23.5 percent for the six months ended June 30, 2022 compared to a tax expense of 26.7 percent for the six months ended June 30, 2021. Compared to the U.S. statutory rate for the six months ended June 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the six months ended June 30, 2021, the effective tax rate was increased by state taxes, foreign taxes, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of June 30, 2022, we had cash and restricted cash of $20.7 million and credit facility availability of $103.0 million. We have a $135.0 million asset backed revolving line of credit (the "ABL Revolver"), partially offset by letters of credit of $2.9 million, that was due to mature in August 2022, which we had borrowings of $29.1 million outstanding as of June 30, 2022 and a Term Loan B with $325.1 million in borrowings as of June 30, 2022. On July 19, 2022, the Company amended and extended the ABL Revolver prior to the August deadline. The ABL Revolver matures on July 19, 2027.

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

The following table summarizes our net cash flows generated by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net Cash Provided by (Used in):
Operating Activities	$5,686	$16,206
Investing Activities	(45,965)	(44,664)
Financing Activities	12,023	(12,004)
Effect of Foreign Currency	(159)	303
Net Change in Cash	$(28,415)	$(40,159)

Operating Activities

The Company generated $5.7 million of cash from operating activities during the six months ended June 30, 2022 compared to $16.2 million of cash generated during the prior year's corresponding period. The $10.5 million decrease in the amount of cash provided between the two periods was primarily driven by the increase in project work activity during the period. Cash is generally used to fund project costs ahead of actual billings and collection.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $46.0 million compared to a $44.7 million use of cash during the prior year’s corresponding period. This $1.3 million increase was primarily driven by the sale of a corporate asset in 2021 totaling $1.3 million without comparable activity in the current year which partially offset spending in 2021.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $12.0 million, compared to net cash used in financing activities of $12.0 million during the prior year’s corresponding period. The activity in the period was primarily attributed to a net drawdown on the ABL Revolver. Partially offsetting cash provided by the drawdown was the final share repurchase installment payment of $13.6 million related to shares authorized for repurchase in 2021, as well as current period share purchases of $1.5 million.

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million or 1.5 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the six months ended June 30, 2022 we purchased approximately 59 thousand shares for approximately $1.5 million. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal quarterly installments beginning on June 15, 2021 which are presented within the purchase of treasury stock in the cash flow statement. There are no installment payments outstanding.

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

The Company believes it has adequate funding and liquidity to meet its normal working capital needs during the next twelve months. However, the Company may require additional debt outside of our credit facilities or equity financing to fund potential acquisitions. Such additional financings may include additional bank debt or the public or private sale of debt or equity securities. In connection with any such financing, the Company may issue securities that dilute the interests of our shareholders.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2021. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

DXP Enterprises, Inc. issued 208,855 unregistered shares of DXP Enterprises, Inc.’s common stock as part of the consideration for the May 2, 2022 acquisition of Cisco. The unregistered shares were issued to the sellers of Cisco.

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

Issuer Purchases of Equity Securities

A summary of our purchases of DXP Enterprises, Inc. common stock during the second quarter of fiscal year 2022 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	Apr 1 - Apr 30	2,755	$27.07	—	$49,982
	May 1 - May 31	2,236	25.50	—	49,982
	Jun 1 - Jun 30	39	28.07	—	49,982
	Total	5,030		—	49,982

(1)	There were 5,030 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during three months ended June 30, 2022.
(2)
On May 12, 2021, the Company announced the Share Repurchase Program pursuant to which we may repurchase up to $85.0 million or 1.5 million shares of the Company's outstanding common stock over the next 24 months. As of June 30, 2022, approximately $50 million or approximately 256 thousand shares remained available under the $85.0 million Share Repurchase Program.

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

* 10.1
Amended and Restated Loan and Security Agreement, dated as of July 19, 2022, by and among the Company and the other persons party thereto, as borrowers, the other persons party thereto from time to time, as guarantors, Bank of America, N.A., as agent, certain financial institutions, as lenders, Bank of America, N.A., as sole lead arranger and sole bookrunner, and Bank of Montreal, Chicago Branch, as documentation agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 221103189), filed with the Commission on July 25, 2022).

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in XBRL.

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

Dated: August 9, 2022