Form 10-Q
period 2022-09-30
DXP ENTERPRISES INC
filed 2022-11-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2022
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of October 31, 2022: 18,764,713.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales	$387,314	$289,494	$1,074,537	$820,772
Cost of sales	275,681	202,551	763,758	576,921
Gross profit	111,633	86,943	310,779	243,851
Selling, general and administrative expenses	85,094	75,758	236,761	211,587
Income from operations	26,539	11,185	74,018	32,264
Other expense (income)	1,565	(450)	2,941	(985)
Interest expense	6,833	5,264	17,610	15,844
Income before income taxes	18,141	6,371	53,467	17,405
Provision for income tax expense (benefit)	5,097	(565)	13,402	2,380
Net income	13,044	6,936	40,065	15,025
Net loss attributable to noncontrolling interest	(885)	(189)	(938)	(590)
Net income attributable to DXP Enterprises, Inc.	13,929	7,125	41,003	15,615
Preferred stock dividend	22	23	67	68
Net income attributable to common shareholders	$13,907	$7,102	$40,936	$15,547

Net income	$13,044	$6,936	$40,065	$15,025
Currency translation adjustments	(1,156)	(2,703)	(3,078)	477
Comprehensive income	$11,888	$4,233	$36,987	$15,502

Earnings per share (Note 10) :
Basic	$0.74	$0.38	$2.19	$0.82
Diluted	$0.71	$0.36	$2.10	$0.78
Weighted average common shares outstanding :
Basic	18,820	18,710	18,712	19,060
Diluted	19,660	19,550	19,552	19,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$16,972	$48,989
Restricted cash	91	91
Accounts Receivable, net of allowance of $7,861 and $7,759	283,522	218,137
Inventories	131,290	100,894
Costs and estimated profits in excess of billings	30,122	17,193
Prepaid expenses and other current assets	11,652	9,522
Income taxes receivable	652	9,748
Total current assets	474,301	404,574
Property and equipment, net	46,657	51,880
Goodwill	332,988	296,541
Other intangible assets, net	84,516	79,205
Operating lease ROU assets	54,054	57,221
Other long-term assets	3,559	4,806
Total assets	$996,075	$894,227
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$43,906	$3,300
Trade accounts payable	97,947	77,842
Accrued wages and benefits	27,455	23,006
Customer advances	25,496	12,924
Billings in excess of costs and estimated profits	4,265	3,581
Federal income taxes payable	587	—
Short-term operating lease liabilities	17,526	18,203
Other current liabilities	28,679	42,206
Total current liabilities	245,861	181,062
Long-term debt, net of unamortized debt issuance costs	313,739	315,397
Long-term operating lease liabilities	37,279	39,922
Other long-term liabilities	4,637	3,603
Deferred income taxes liability	8,947	7,516
Total long-term liabilities	364,602	366,438
Total liabilities	610,463	547,500
Commitments and contingencies (Note 11)
Shareholders' equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,727,789 and 18,580,364 outstanding	345	195
Additional paid-in capital	213,455	206,772
Retained earnings	243,420	202,484
Accumulated other comprehensive loss	(32,360)	(29,282)
Treasury stock, at cost 1,602,256 and 1,184,648 shares	(38,379)	(33,511)
Total DXP Enterprises, Inc. equity	386,497	346,674
Noncontrolling interest	(885)	53
Total equity	385,612	346,727
Total liabilities and equity	$996,075	$894,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	40,065	15,025
Reconciliation of net income to net cash provided by operating activities:
Depreciation	7,367	7,380
Amortization of intangible assets	13,958	12,690
Gain on sale of property and equipment	—	(246)
Provision for credit losses	834	(361)
Payment of contingent consideration liability in excess of acquisition-date fair value	(781)	(145)
Fair value adjustment on contingent consideration	2,125	—
Amortization of debt issuance costs	1,357	1,256
Restricted stock compensation expense	1,368	1,354
Deferred income taxes	(3,009)	6,711
Changes in Accounts receivables, net	(59,563)	(35,270)
Net change in all other operating assets and liabilities	(1,465)	14,437
Net cash provided by operating activities	$2,256	$22,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,426)	(2,984)
Proceeds from the sale of property and equipment	—	1,297
Acquisition of business, net of cash acquired	(48,506)	(64,610)
Net cash used in investing activities	$(51,932)	$(66,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	605,257	—
Payments on revolving credit facilities	(564,651)	—
Principal debt payments	(2,475)	(2,475)
Debt issuance costs	(540)	—
Payment for contingent consideration liability up to acquisition-date fair value	(469)	(955)
Preferred Stock dividends paid	(67)	(68)
Purchase of treasury stock	(18,470)	(8,769)
Payment for employee taxes withheld from stock awards	(292)	(637)
Net cash provided by (used in) financing activities	$18,293	$(12,904)
Effect of foreign currency on cash	(634)	85
Net change in cash and restricted cash	(32,017)	(56,285)
Cash and restricted cash at beginning of period	49,080	119,419
Cash and restricted cash at end of period	$17,063	$63,134

Supplemental schedule of non-cash investing and financing activities:
Shares issued for acquisitions (Note 13)	$5,757	$11,140
Share repurchase agreement (Note 14)	$—	$20,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at June 30, 2021	$1	$15	$194	$203,562	$194,523	$(29,174)	$397	$(26,849)	$342,669
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	458	—	—	—	—	458
Stock compensation expense	—	—	—	56	—	—	—	—	56
Tax related items for share based awards	—	—	—	(51)	—	—	—	—	(51)
Issuance of shares of common stock	—	—	1	1,982	—	—	—	—	1,983
Currency translation adjustment	—	—	—	—	—	—	—	(2,703)	(2,703)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	7,125	—	(189)	—	6,936
Balance at September 30, 2021	$1	$15	$195	$206,007	$201,626	$(29,174)	$208	$(29,552)	$349,326

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2020	$1	$15	$189	$192,068	$186,078	$—	$798	$(30,029)	$349,120
Preferred dividends paid	—	—	—	—	(67)	—	—	—	(67)
Restricted stock compensation expense	—	—	—	1,298	—	—	—	—	1,298
Stock compensation expense	—	—	—	56	—	—	—	—	56
Tax related items for share based awards	—	—	—	(637)	—	—	—	—	(637)
Issuance of shares of common stock	—	—	6	13,222	—	—	—	—	13,228
Currency translation adjustment	—	—	—	—	—	—	—	477	477
Purchase of treasury stock	—	—	—	—	—	(29,174)	—	—	(29,174)
Net income (loss)	—	—	—	—	15,615	—	(590)	—	15,025
Balance at September 30, 2021	$1	$15	$195	$206,007	$201,626	$(29,174)	$208	$(29,552)	$349,326

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at June 30, 2022	$1	$15	$197	$212,087	$229,514	$(35,024)	$—	$(31,204)	$375,586
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	505	—	—	—	—	505
Tax related items for share based awards	—	—	—	(2)	—	—	—	—	(2)
Issuance of shares of common stock	—	—	148	865	—	—	—	—	1,013
Currency translation adjustment	—	—	—	—	—	—	—	(1,156)	(1,156)
Purchase of treasury stock	—	—	—	—	—	(3,355)	—	—	(3,355)
Net income (loss)	—	—	—	—	13,929	—	(885)	—	13,044
Balance at September 30, 2022	$1	$15	$345	$213,455	$243,420	$(38,379)	$(885)	$(32,360)	$385,612

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(29,282)	$346,727
Preferred dividends paid	—	—	—	—	(67)	—	—	—	(67)
Restricted stock compensation expense	—	—	—	1,368	—	—	—	—	1,368
Tax related items for share based awards	—	—	—	(292)	—	—	—	—	(292)
Issuance of shares of common stock	—	—	150	5,607	—	—	—	—	5,757
Currency translation adjustment	—	—	—	—	—	—	—	(3,078)	(3,078)
Purchase of treasury stock	—	—	—	—	—	(4,868)	—	—	(4,868)
Net income (loss)	—	—	—	—	41,003	—	(938)	—	40,065
Balance at September 30, 2022	$1	$15	$345	$213,455	$243,420	$(38,379)	$(885)	$(32,360)	$385,612

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All inter-company accounts and transactions have been eliminated upon consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On April 1, 2022, we adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, along with its subsequently issued guidance, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. The provisions of this update are applicable to us through December 31, 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to address diversity in practice on how an acquirer should recognize and measure revenue contracts acquired in a business combination. ASU 2021-08 will require an acquirer to recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.

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

We assessed the materiality of the errors on prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the errors were not material to our prior period consolidated financial statements and, therefore, amendments of previously filed consolidated financial statements are not required. In accordance with ASC 250, we have corrected the errors by revising the unaudited condensed consolidated financial statements presented herein. Prior periods not presented herein will be revised, as applicable, in future filings.

The impacts of the revisions on the periods presented herein are provided in the following tables.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As previously			As previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Currency translation adjustments	$(2,129)	$(574)	$(2,703)	$475	$2	$477
Total comprehensive income	$4,807	$(574)	$4,233	$15,500	$2	$15,502

	As previously
	Reported	Adjustments	Revised
BALANCE SHEET (AT DECEMBER 31, 2021):
Goodwill	$308,506	$(11,965)	$296,541
Total Assets	$906,192	$(11,965)	$894,227

Accumulated other comprehensive loss	$(17,317)	$(11,965)	$(29,282)
Total Equity	$358,692	$(11,965)	$346,727
Total Liabilities & Equity	$906,192	$(11,965)	$894,227

Accumulated Other Comprehensive Loss
	As previously
	Reported	Adjustments	Revised

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Balance at June 30, 2021	$(15,409)	$(11,440)	$(26,849)
Currency translation adjustment	(2,129)	(574)	(2,703)
Balance at September 30, 2021	$(17,538)	$(12,014)	$(29,552)

Balance at December 31, 2020	$(18,013)	$(12,016)	$(30,029)
Currency translation adjustment	475	2	477
Balance at September 30, 2021	$(17,538)	$(12,014)	$(29,552)

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include management's assumptions about the likelihood of payment based on the established benchmarks, discount rates, and an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 inputs as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumptions used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.

As of September 30, 2022, we recorded liabilities in other current and long-term liabilities for contingent consideration associated with the acquisitions of Process Machinery, Inc. ("PMI"), Burlingame Engineers, Inc. ("Burlingame"), Drydon Equipment, Inc. ("Drydon"), Cisco Air Systems, Inc. ("Cisco") and Sullivan Environmental Technologies, Inc. ("Sullivan") of $1.1 million, $0.5 million, $2.7 million, $4.6 million and $1.0 million, respectively. See further discussion at Note 13 - Business Acquisitions. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
*Beginning balance at December 31, 2021	$905
Acquisitions and settlements:
Acquisitions (Note 13)	8,200
Settlements	(1,250)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	2,125
*Ending Balance at September 30, 2022	$9,980

Total losses included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at September 30, 2022.	$2,125

*Amounts included in other current liabilities was $5.4 million and $0.5 million for the periods ending September 30, 2022 and December 31, 2021, respectively. Amounts included in long-term liabilities was $4.6 million and $0.4 million for the periods ending September 30, 2022 and December 31, 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at September 30, 2022	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (PMI, Burlingame, Drydon, Cisco and Sullivan acquisitions)	$9,980	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisition of PMI, Burlingame, Drydon, Cisco and Sullivan are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.5 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, but which require disclosure of their fair values include: cash, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 9). Due to the short-term nature of these aforementioned securities, the Company believes that the estimated fair value of such instruments at September 30, 2022 and December 31, 2021 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets.

NOTE 6 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$96,884	$80,329
Work in process	34,406	20,565
Inventories	$131,290	$100,894

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$71,838	$41,329
Estimated profits, thereon	23,324	17,143
Total Costs and Estimated profits on uncompleted contracts	95,162	58,472
Less: billings to date	69,283	44,859
Net	$25,879	$13,613

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for September 30, 2022 and December 31, 2021 under the following captions (in thousands):

	September 30, 2022	December 31, 2021
Costs and estimated profits in excess of billings	$30,122	$17,193
Billings in excess of costs and estimated profits	(4,265)	(3,581)
Translation adjustment	22	1
Net	$25,879	$13,613

During the nine months ended September 30, 2022, $3.6 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Our effective tax rate from continuing operations was a tax expense of 28.1 percent for the three months ended September 30, 2022 compared to a tax benefit of 8.9 percent for the three months ended September 30, 2021. Compared to the U.S. statutory rate for the three months ended September 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended September 30, 2021,the effective tax rate was decreased by R&D credit and other credits and impacts resulting from the CARES Act and increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions for research and development tax credits.

Our effective tax rate from continuing operations was a tax expense of 25.1 percent for the nine months ended September 30, 2022 compared to a tax expense of 13.7 percent for the nine months ended September 30, 2021. Compared to the U.S. statutory rate for the nine months ended September 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2021, the effective tax rate was decreased by research and development tax credits and other tax credits, NOL utilization, foreign tax credits, return to provision adjustments and was partially offset by state taxes, nondeductible expenses, and uncertain tax positions for research and development tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 9 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$40,606	$40,606	$—	$—
Term Loan B	324,225	308,014	326,700	325,883
Total long-term debt	364,831	348,620	326,700	325,883
Less: current portion	(43,906)	(43,741)	(3,300)	(3,292)
Long-term debt less current maturities	$320,925	$304,879	$323,400	$322,591

(1) Carrying value amounts do not include unamortized debt issuance costs of $7.2 million and $8.0 million for September 30, 2022 and December 31, 2021, respectively.

Credit Agreements

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). The ABL Credit Agreement amends and restates the Loan and Security Agreement dated as of August 29, 2017. Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. The ABL Revolver matures on July 19, 2027. As of September 30, 2022, the Company had $40.6 million outstanding under the ABL Revolver included in current maturities and debt on our unaudited condensed consolidated balance sheets. Total borrowing capacity under the ABL Revolver was $91.7 million, net of the impact of outstanding letters of credit.

On December 23, 2020, DXP entered into a seven year, $330 million Senior Secured Term Loan B (the “Term Loan B Agreement”), which replaced DXP’s previously existing Senior Secured Term Loan.

The fair value measurements used by the Company are considered Level 2 inputs, as defined in the fair value hierarchy. The fair value estimates were based on quoted prices for identical or similar securities.

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of September 30, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Weighted average shares outstanding	18,820	18,710	18,712	19,060
Net income attributable to DXP Enterprises, Inc.	$13,929	$7,125	$41,003	$15,615
Convertible preferred stock dividend	22	23	67	68
Net income attributable to common shareholders	$13,907	$7,102	$40,936	$15,547
Per share amount	$0.74	$0.38	$2.19	$0.82

Diluted:
Weighted average shares outstanding	18,820	18,710	18,712	19,060
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	19,660	19,550	19,552	19,900
Net income attributable to common shareholders	$13,907	$7,102	$40,936	$15,547
Convertible preferred stock dividend	22	23	67	68
Net income attributable to DXP Enterprises, Inc.	$13,929	$7,125	$41,003	$15,615
Per share amount	$0.71	$0.36	$2.10	$0.78

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

Sales are shown net of inter-segment eliminations.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended September 30,
	2022				2021

	SC	IPS	SCS	Total	SCa	IPS	SCS	Total
Product sales[1]	$238,595	$—	$62,294	$300,889	$199,052	$—	$36,213	$235,265
Inventory services[2]	—	—	5,893	5,893	—	—	4,302	4,302
Staffing services[3]	21,488	—	—	21,488	13,487	—	—	13,487
Pump production and delivery[4]	—	59,044	—	59,044	—	36,440	—	36,440
Total Revenue	$260,083	$59,044	$68,187	$387,314	$212,539	$36,440	$40,515	$289,494
Income from operations[5]	$35,718	$7,327	$5,332	$48,377	$29,381	$277	$3,181	$32,839

	Nine Months Ended September 30,
	2022				2021
	SC	IPS	SCS	Total	SCa	IPS	SCS	Total
Product sales[1]	$676,815	$—	$157,660	$834,475	$570,737	$—	$103,058	$673,795
Inventory services[2]	—	—	17,010	17,010	—	—	12,761	12,761
Staffing services[3]	53,162	—	—	53,162	37,805	—	—	37,805
Pump production and delivery[4]	—	169,890	—	169,890	—	96,411	—	96,411
Total Revenue	$729,977	$169,890	$174,670	$1,074,537	$608,542	$96,411	$115,819	$820,772
Income from operations [5]	$95,437	$23,122	$14,311	$132,870	$77,819	$6,027	$8,991	$92,837
1Product sales that are recognized at a point in time.
2 Inventory management services that are recognized over the contract life.
3Staffing services that are invoiced on a day-rate basis.
4Custom pump production and delivery is recognized over time.
5Income from operations excludes amortization of intangibles and corporate expenses.

a During the second quarter of 2022, we identified an error related to service revenue which resulted in a reclassification between product sales and service revenue. We assessed the materiality of the error on prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the error was not material to our prior period consolidated financial statements and, therefore, amendments of previously filed consolidated financial statements are not required. In accordance with ASC 250, we have corrected the error by revising the consolidated financial statements presented herein. Prior periods not presented herein will be revised, as applicable, in future filings.

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Income from operations for reportable segments	$48,377	$32,839	$132,870	$92,837
Adjustment for:
Amortization of intangible assets	5,132	4,238	13,958	12,690
Corporate expenses	16,706	17,416	44,894	47,883
Income from operations	$26,539	$11,185	74,018	32,264
Interest expense	6,833	5,264	17,610	15,844
Other expense (income), net	1,565	(450)	2,941	(985)
Income before income taxes	$18,141	$6,371	$53,467	$17,405

NOTE 13 - BUSINESS ACQUISITIONS

On September 1, 2022, the Company completed the acquisition of Sullivan Environmental Technologies, Inc. Sullivan is a leading distributor for the municipal and industrial water and wastewater treatment industries in the states of Ohio, Kentucky, and Indiana. Sullivan is included within our IPS business segment. Total consideration for the transaction was approximately $6.5 million, funded with a mixture of cash on hand of $4.6 million, DXP stock valued at approximately $0.9 million and future consideration of $1.0 million. For the nine months ended September 30, 2022, Sullivan contributed sales of $188 thousand and net income of $54 thousand. Goodwill for the transaction totaled approximately $2.3 million.

On May 2, 2022, the Company completed the acquisition of Cisco Air Systems, Inc. Cisco is a leading distributor of air compressors and related products and services focused on serving the food and beverage, transportation and general industrial markets in the Northern California and Nevada territories. Cisco is included within our SC business segment. Total consideration for the transaction was approximately $52.3 million, funded with a mixture of cash on hand of $32 million, DXP stock valued at approximately $4.4 million and a draw down of approximately $11 million on the ABL and future consideration of $4.5 million. For the nine months ended September 30, 2022, Cisco contributed sales of $20.6 million and net income of $4.4 million. Goodwill for the transaction totaled approximately $30.4 million.

On March 1, 2022, the Company completed the acquisition of Drydon, a distributor and manufacturers’ representative of pumps, valves, controls and process equipment focused on serving the water and wastewater industry in the Midwest. The acquisition of Drydon was funded with cash on hand and with an issuance of DXP's common stock. The Company paid approximately $7.9 million in cash, stock and future consideration. A majority of Drydon's sales are project-based work under the percentage-of-completion accounting model. As a result, Drydon has been included in the IPS business segment. For the nine months ended September 30, 2022, Drydon contributed sales of $4.0 million and net income of $0.7 million. Goodwill for the transaction totaled approximately $4.9 million.

On March 1, 2022, the Company completed the acquisition of certain assets of Burlingame, a provider of water and wastewater equipment in the industrial and municipal sectors. Burlingame is included within our SC business segment. The Company paid approximately $1.1 million in cash, stock and future consideration. For the nine months ended September 30, 2022, Burlingame contributed sales of $2.1 million and net income of $400 thousand. Goodwill for the transaction totaled approximately $0.6 million.

The following represents the pro forma unaudited revenue and earnings as if Cisco, Drydon, Burlingame and Sullivan had been included in the consolidated results of the Company for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,
	2022	2021
	(in thousands/unaudited)
Revenue	$1,092,823	$860,590
Net income	$44,170	$19,492

In aggregate, the acquisition-date fair value of the consideration transferred for the four businesses totaled $67.9 million, which consisted of the following:

Purchase Price Consideration (in millions)	Total Consideration

Cash payments	$53.9
Fair value of stock issued	5.8
Future consideration	8.2
Total purchase price consideration	$67.9

The fair value of the 267,248 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date, adjusted for holding restrictions following consummation.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Acquisitions
	Cisco Recognized as of Acquisition Date (1)	Measurement Period Adjustments (2)	Cisco Recognized as of Acquisition Date (As Adjusted)	All Other	Total

Cash	$4,352	$—	$4,352	$909	$5,261
Accounts receivable	5,173	—	5,173	5,941	11,114
Other receivables	—	—	—	56	56
Inventory	3,032	—	3,032	37	3,069
Other current assets	472	(339)	133	5	138
Non-compete agreements	878	(1)	877	505	1,382
Customer relationships	10,730	6,070	16,800	1,248	18,048
Property and equipment	1,187	—	1,187	127	1,314
Operating lease ROU asset	2,168	—	2,168	—	2,168
Other assets	—	—	—	2	2
Assets acquired	$27,992	$5,730	$33,722	$8,830	$42,552
Short-term operating lease liability	(463)	—	(463)	—	(463)
Current liabilities assumed	(5,208)	—	(5,208)	(1,088)	(6,296)
Long-term operating lease liability	(1,705)	—	(1,705)	—	(1,705)
Deferred tax liability	(2,897)	(1,515)	(4,412)	—	(4,412)
Net assets acquired	$17,719	$4,215	$21,934	$7,742	$29,676
Total Consideration	52,184	(146)	52,330	15,558	67,888
Goodwill	$34,465	$(4,069)	$30,396	$7,816	$38,212

(1) As previously reported in the Notes section in our Quarterly Report on Form 10-Q for the quarter end June 30, 2022.
(2) The measurement period adjustments primarily related to the final valuation of intangible assets related to the acquisition of Cisco.

Of the $19.4 million of acquired intangible assets, $1.4 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, coinciding with the terms of the agreements. In addition, $18.0 million was assigned to customer relationships, and will be amortized over a period of 8 years. The goodwill total of approximately $38.2 million is attributable primarily to expected synergies and the assembled workforce of each entity and is generally not deductible for tax purposes.

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

NOTE 14 - SHARE REPURCHASE

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million worth or 1.5 million shares of its outstanding common stock may be acquired in the open market or through privately negotiated transactions over the next 24 months at the discretion of management. During the nine months ended September 30, 2022, the Company repurchased 184 thousand shares of common stock in open market purchases for $4.9 million at an average price of $26.52 per share.

On June 15, 2021, the Company entered into a negotiated share repurchase agreement to repurchase shares from shareholders agreeing to pay sellers over four equal quarterly installments, which are presented within the purchase of treasury stock in the cash flow statement. During the nine months ended September 30, 2022, there were two installment payments totaling $13.6 million. There are no further installment payments outstanding as of September 30, 2022.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data)	2022	2022
Total number of shares purchased	125	184
Amount paid	$3,355	$4,868
Average price paid per share	$26.91	$26.52

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2022 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the long-term impacts of the COVID-19 pandemic, the prolonged Ukrainian/Russia conflict and its impact on commodity prices; particularly oil and gas; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but are not limited to, the effectiveness of management's strategies and decisions; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operations; other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service; decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors; economic risks related to the long-term impact of COVID-19; our ability to manage changes and the continued health or availability of management personnel; and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

CURRENT MARKET CONDITIONS AND OUTLOOK

General

DXP Enterprises, Inc. is a business-to-business distributor of MRO products and services to a variety of customers in different end markets primarily across North America. Additionally, we fabricate, remanufacture and assemble custom pump packages along with manufacturing branded private label pumps.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into United States (U.S.) law. Under the IRA, there is a new 15% corporate minimum tax and a new 1% excise tax on stock repurchases, effective after December 31, 2022. In addition, the IRA contains provisions relating to climate change, energy and health care. Based on the Company''s current analysis of the provisions, the Company does not anticipate a material impact to the consolidated financial statements.

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

Inflation

The global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues tightening caused by the COVID-19 pandemic and the Ukrainian-Russia conflict mentioned above. These inflationary trends increased the cost of many of the products we buy. As a distributor, we often remain neutral to inflation as those costs are generally passed on to customers. The Company was able to pass price increases on to customers and implement other strategies designed to mitigate some of the adverse effects of higher costs during the nine months ended September 30, 2022.

COVID-19 Pandemic Impact

The COVID-19 pandemic began in the first quarter of 2020 and continued throughout the nine months ended September 30, 2022, causing disruptions in the U.S. and global markets. While the ongoing recovery continues, it has been accompanied by a resurgence in demand, as industries return to regular operations. The full extent and long-term impacts on the Company’s business and financial results will depend on several uncertain and unpredictable developments including any continued spread of the virus and its variants, the availability and effectiveness of treatments and vaccines, imposition of protective public safety measures and the overall impact of government measures to combat the spread of the virus. We are not able to predict whether our customers will continue to operate at their current or historical levels, and such decreases in their operations would have a negative impact on our business. We are also unable to predict how long the COVID-19 pandemic will last and the impact of the pandemic on future demand for our products and services.

For additional discussion of the potential impact of the COVID-19 pandemic on our business, see Part I, Item 1A: Risk Factors in the Company’s 2021 Form 10-K.

Matters Affecting Comparability

There were 191 business days in the nine months ended September 30, 2022 and 190 business days in the nine months ended September 30, 2021.

Outlook

Service Centers and Supply Chain Services Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Supply Chain Services business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. The Company's recent order activity improved as markets strengthened. For the nine months ended September 30, 2022, we had approximately $904.6 million in sales in our Service Centers and Supply Chain Services segment, an increase of approximately 24.9 percent over the nine months ended September 30, 2021. We expect financial results to continually improve with interim periods of potential setback should new COVID-19 variants arise or other economic headwinds prevail.

Innovative Pumping Solutions Segment

For the nine months ended September 30, 2022, we had approximately $169.9 million in sales in our Innovative Pumping Solutions segment, an increase of approximately $73.5 million over the nine months ended September 30, 2021, of which $8.2 million was associated with recent acquisitions in the water and wastewater markets. Beginning in the second half of 2021, we began to see an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to oil and gas demand recovery led to higher commodity prices. Although demand levels remained below pre-pandemic levels, there is growing confidence of returning to 2019 levels in the coming years. In the first quarter of 2022, the Ukrainian-Russia conflict caused further disruption in the global oil and gas supply and spurred price increases around the world. These forces contributed to higher spending by oil and gas producers, and thus, an increase in oil and gas projects within our Innovative Pumping Solutions segment. We expect to benefit from the increased activity throughout 2022.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

DXP is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). The Service Centers are engaged in providing MRO products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment provides a wide range of MRO products and manages all or part of our customer's supply chain function, and inventory management. The IPS segment provides products and services to the water and wastewater market as well as fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps and manufactures branded private label pumps.

	Three Months Ended September 30,
	2022	%	2021	%

Sales	$387,314	100.0%	$289,494	100.0%
Cost of sales	275,681	71.2%	202,551	70.0%
Gross profit	$111,633	28.8%	$86,943	30.0%
Selling, general and administrative expenses	85,094	22.0%	75,758	26.2%
Income from operations	$26,539	6.9%	$11,185	3.9%
Other expense (income), net	1,565	0.4%	(450)	(0.2)%
Interest expense	6,833	1.8%	5,264	1.8%
Income before income taxes	$18,141	4.7%	$6,371	2.2%
Provision for income tax expense (benefit)	5,097	1.3%	(565)	(0.2)%
Net income	$13,044	3.4%	$6,936	2.4%
Net loss attributable to noncontrolling interest	(885)	—	(189)	—
Net income attributable to DXP Enterprises, Inc.	$13,929	3.6%	$7,125	2.5%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	0.74		$0.38
Diluted earnings per share	0.71		$0.36
Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

SALES. Sales for the three months ended September 30, 2022 increased $97.8 million, or 33.8 percent, to approximately $387.3 million from $289.5 million for the prior year's corresponding period. Sales from businesses acquired for three months ended September 30, 2022, accounted for $15.9 million of the sales. This overall sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $47.5 million, $22.6 million and $27.7 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended September 30,
	2022	2021	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$260,083	$212,539	$47,544	22.4%
Innovative Pumping Solutions	59,044	36,440	22,604	62.0%
Supply Chain Services	68,187	40,515	27,672	68.3%
Total DXP Sales	$387,314	$289,494	$97,820	33.8%

Service Centers segment. Sales for the SC segment increased by approximately $47.5 million, or 22.4 percent, for the three months ended September 30, 2022, compared to the prior year's corresponding period. Excluding $13.6 million of Service Centers segment sales associated with recent acquisitions, sales increased $33.9 million from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment, safety supplies, metal working, and bearings and power transmission products to customers engaged in variety of markets as a result of the lifting of pandemic restrictions and a return to normal production and activity.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $22.6 million, or 62.0 percent, for the three months ended September 30, 2022, compared to the prior year's corresponding period. Excluding $2.3 million of IPS segment sales from recent acquisitions, IPS segment sales increased $20.3 million from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses.

Supply Chain Services segment. Sales for the SCS segment increased by $27.7 million, or 68.3 percent, for the three months ended September 30, 2022, compared to the prior year's corresponding period. The improved sales are primarily related to the addition of a new customer in the diversified chemicals market, as well as sales increases in the medical technology, food and beverage and oil and gas markets.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2022 was 28.8 percent versus 30.0 percent in the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales was 27.8 percent. The decrease in the gross profit percentage excluding the businesses acquired is primarily the result of a decrease in gross profit within our SCS segment.

Service Centers segment. As a percentage of sales, for the three months ended September 30, 2022 gross profit percentage for the SC segment decreased approximately 111 basis points. Adjusting for the businesses acquired, gross profit as a percentage of sales decreased approximately 169 basis points from the prior year's corresponding period. This was primarily the result of product mix. Gross profit for the SC segment, excluding businesses acquired, increased $6.6 million, or 9.8 percent, during the three months ended September 30, 2022 compared to the prior year’s corresponding period

Innovative Pumping Solutions segment. As a percentage of sales, for the three months ended September 30, 2022 gross profit percentage for the IPS segment increased approximately 484 basis points. Adjusting for the businesses acquired, gross profit as a percentage of sales increased approximately 129 basis points from the prior year's corresponding period. The aforementioned increase in gross profit percentage as a percentage of sales is primarily due to the addition of higher water and wastewater projects versus lower margin oil and gas work and gross margin improvements within oil and gas during the third quarter of 2022. Gross profit increased $6.0 million compared to the prior year corresponding period, excluding business acquired, primarily as a result of an increase in project work as a result of an increase in capital spending by our customers.

Supply Chain Services segment. As a percentage of sales, for the three months ended September 30, 2022 the SCS segment decreased approximately 441 basis points compared to the prior year's corresponding period. Gross profit dollars for the third quarter of 2022 increased $3.7 million, or 37.5 percent, compared to the prior year's corresponding period primarily due to the addition of a new customer in the diversified chemicals market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended September 30, 2022 increased by approximately $9.3 million, or 12.3 percent, to $85.1 million from $75.8 million for the prior year's corresponding period. SG&A from businesses acquired accounted for $4.5 million. Excluding expenses from businesses acquired, SG&A for the quarter increased by $4.8 million, or 6.4 percent. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity associated with recovery from the negative economic impacts of the COVID-19 pandemic.

OPERATING INCOME. Operating income for the third quarter of 2022 increased by $15.4 million to $26.5 million, from $11.2 million in the prior year's corresponding period. This increase in operating income is related to the aforementioned increased business activity across all segments and reduction in SG&A expense as a percentage of sales in the current period versus the prior years corresponding period .

INTEREST EXPENSE. Interest expense for the third quarter of 2022 increased $1.6 million compared with the prior year's corresponding period primarily due to borrowings on the ABL Revolver in addition to the borrowings under the Term Loan B for the three months ended September 30, 2022.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 28.1 percent for the three months ended September 30, 2022, compared to a tax benefit of 8.9 percent for the three months ended September 30, 2021. Compared to the U.S. statutory rate for the three months ended September 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the three months ended September 30, 2021, the effective tax rate was decreased by R&D credit and other credits and impacts resulting from the CARES Act and increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions for research and development tax credits.

	Nine Months Ended September 30,
	2022	%	2021	%

Sales	$1,074,537	100.0%	$820,772	100.0%
Cost of sales	763,758	71.1%	576,921	70.3%
Gross profit	$310,779	28.9%	$243,851	29.7%
Selling, general and administrative expenses	236,761	22.0%	211,587	25.8%
Income from operations	$74,018	6.9%	$32,264	3.9%
Other (income) expense, net	2,941	0.3%	(985)	(0.1)%
Interest expense	17,610	1.6%	15,844	1.9%
Income before income taxes	$53,467	5.0%	$17,405	2.1%
Provision for income taxes	13,402	1.2%	2,380	0.3%
Net income	$40,065	3.7%	$15,025	1.8%
Net loss attributable to noncontrolling interest	(938)	—	(590)	—%
Net income attributable to DXP Enterprises, Inc.	$41,003	3.8%	$15,615	1.9%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$2.19		$0.82
Diluted earnings per share	$2.10		$0.78

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

SALES. Sales for the nine months ended September 30, 2022 increased $253.8 million, or 30.9 percent, to approximately $1,074.5 million from $820.8 million for the prior year's corresponding period. Sales from businesses acquired accounted for $38.3 million of the sales for the nine months ended September 30, 2022. This sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $121.4 million, $73.5 million and $58.9 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Nine Months Ended September 30,
	2022	2021	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	729,977	608,542	$121,435	20.0%
Innovative Pumping Solutions	169,890	96,411	73,479	76.2%
Supply Chain Services	174,670	115,819	58,851	50.8%
Total DXP Sales	$1,074,537	$820,772	$253,765	30.9%

Service Centers segment. Sales for the SC segment increased by $121.4 million, or 20.0 percent for the nine months ended September 30, 2022, compared to the prior year's corresponding period. Excluding $30.1 million of Service Center segment sales for the nine months ended September 30, 2022 from businesses acquired, SC segment sales increased $91.3 million, or 15.0 percent, from the prior year's corresponding period. This sales increase is primarily the result of increased sales of metal working products, safety services and bearings product lines to customers engaged in operating and maintenance services in the general industrial, diversified chemical, and oil & gas markets in connection with increased capital spending by oil and gas producers.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $73.5 million, or 76.2 percent for the nine months ended September 30, 2022 compared to the prior year's corresponding period. Excluding $8.2 million of IPS segment sales for the nine months ended September 30, 2022 from businesses acquired, IPS segment sales increased $65.3 million, or 67.7 percent from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses. The current level of IPS sales activity could continue during the remainder of 2022, as a result of increased optimism related to oil and gas demand recovery.

Supply Chain Services segment. Sales for the SCS segment increased by $58.9 million, or 50.8 percent, for the nine months ended September 30, 2022, compared to the prior year's corresponding period. The improved sales are primarily related to the addition of a new customer in the diversified chemicals market, as well as sales increases in the medical technology, food and beverage and oil and gas markets.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2022 decreased by approximately 79 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales decreased by approximately 167 basis points. The decrease in the gross profit percentage is primarily the result of an approximate 43 basis points, 343 basis points and 360 basis points decrease in the gross profit percentage in our SC, IPS and SCS segments, respectively, excluding businesses acquired.

Service Centers segment. As a percentage of sales, for the nine months ended September 30, 2022 gross profit percentage for the Service Centers decreased approximately 16 basis points from the prior year's corresponding period. Adjusting for the businesses acquired, gross profit as a percentage of sales decreased approximately 43 basis points from the prior year's corresponding period. This was primarily as a result of product mix. Gross profit for the SC segment, excluding businesses acquired, increased $25.1 million, or 13.4 percent, during the nine months ended September 30, 2022 compared to the prior year’s corresponding period. This was primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in non-oil and gas markets as well as the positive impact of the businesses acquired.

Innovative Pumping Solutions segment. As a percentage of sales, the nine months ended September 30, 2022 gross profit percentage for the IPS segment increased approximately 65 basis points from the prior year's corresponding period. Adjusting for the businesses acquired, gross profit as a percentage of sales decreased approximately 343 basis points from the prior year's corresponding period. The decrease in gross profit percentage as a percentage of sales is primarily due to a mix shift (lower margin oil and gas work versus domestic water and wastewater projects). Gross profit dollars increased $22.9 million, primarily as a result of an increase in the capital spending by oil and gas producers and related businesses and the positive impact of the businesses acquired.

Supply Chain Services segment. Gross profit dollars for the nine months ended September 30, 2022 increased $7.8 million or, 28.0 percent, compared to the prior year's corresponding period due to the addition of a new customer during the current year. As a percentage of sales, or gross margins, for the nine months ended September 30, 2022 decreased approximately 360 basis points, compared to the prior year's corresponding period, due to the addition of the same customer and the profitability of this contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the nine months ended September 30, 2022 increased by approximately $25.2 million, or 11.9 percent, to $236.8 million from $211.6 million for the prior year's corresponding period. SG&A from businesses acquired was $10.8 million. Excluding expenses from businesses acquired, SG&A for the nine months ended September 30, 2022 increased by $14.4 million, or 6.8 percent. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity associated with recovery from the negative economic impacts of the COVID-19 pandemic.

OPERATING INCOME. Operating income for the nine months ended September 30, 2022 increased by $41.8 million or 129.4% to $74.0 million from $32.3 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2022 increased $1.8 million compared with the prior year's corresponding period, primarily due to borrowings on the ABL Revolver in addition to the borrowings under the Term Loan B for the nine months ended September 30, 2022.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 25.1 percent for the nine months ended September 30, 2022, compared to a tax expense of 13.7 percent for the nine months ended September 30, 2021. Compared to the U.S. statutory rate for the nine months ended September 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2021, the effective tax rate was decreased by research and development tax credits and other tax credits, net operating loss utilization, foreign tax credits, return to provision adjustments and was partially offset by state taxes, nondeductible expenses, and uncertain tax positions for research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of September 30, 2022, we had cash and restricted cash of $17.1 million and credit facility availability of $91.7 million. We have a $135.0 million asset backed revolving line of credit (the "ABL Revolver"), partially offset by letters of credit of $2.7 million, that was due to mature in August 2022, which we had borrowings of $40.6 million outstanding as of September 30, 2022 and a Term Loan B with $325.1 million in borrowings as of September 30, 2022. On July 19, 2022, the Company amended and extended the ABL Revolver prior to the August deadline. The ABL Revolver matures on July 19, 2027.

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

The following table summarizes our net cash flows generated by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net Cash Provided by (Used in):
Operating Activities	$2,256	$22,831
Investing Activities	(51,932)	(66,297)
Financing Activities	18,293	(12,904)
Effect of Foreign Currency	(634)	85
Net Change in Cash	$(32,017)	$(56,285)

Operating Activities

The Company generated $2.3 million of cash from operating activities during the nine months ended September 30, 2022 compared to $22.8 million of cash generated during the prior year's corresponding period. The $20.6 million decrease in the amount of cash provided between the two periods was primarily driven by the increase in accounts receivable, inventory and project work activity during the period. Cash is generally used to fund project costs ahead of actual billings and collection.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $51.9 million compared to a $66.3 million use of cash during the prior year’s corresponding period. This $14.4 million decrease was primarily driven by a reduction in the total consideration paid for acquisitions during 2022 of $48.5 million compared to $64.6 million for acquisitions in 2021.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $18.3 million, compared to net cash used in financing activities of $12.9 million during the prior year’s corresponding period. The activity in the period was primarily attributed to a net drawdown on the ABL Revolver of $40.6 million. Partially offsetting cash provided by the drawdown for the final share repurchase installment payments of $13.6 million related to shares authorized for repurchase in 2021, as well as current year share repurchases of $4.9 million.

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million worth, or 1.5 million, shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. During the nine months ended September 30, 2022 we purchased approximately 184 thousand shares for approximately $4.9 million. Such consideration was funded with existing cash balances and an agreement to pay sellers over four equal quarterly installments beginning on June 15, 2021 which are presented within the purchase of treasury stock in the cash flow statement. During the nine months ended September 30, 2022, there were two installment payments totaling $13.6 million. There are no installment payments outstanding.

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

The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and its variable interest entity ("VIE"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2021. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on April 5, 2022. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

DXP Enterprises, Inc. issued 36,549 unregistered shares of DXP Enterprises, Inc.’s common stock as part of the consideration for the September 1, 2022 acquisition of Sullivan. The unregistered shares were issued to the sellers of Sullivan.

We relied on Section 4(a)(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Issuer Purchases of Equity Securities

A summary of our purchases of DXP Enterprises, Inc. common stock during the third quarter of fiscal year 2022 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	Jul 1 -Jul 31	—	$—	—	$46,632
	Aug 1 - Aug 31	51,678	28.06	—	46,632
	Sep 1 - Sep 30	73,954	26.04	—	46,632
	Total	125,632		—	46,632

(1)	There were 960 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended September 30, 2022.
(2)
On May 12, 2021, the Company announced the Share Repurchase Program pursuant to which we may repurchase up to $85.0 million worth, or 1.5 million shares of the Company's outstanding common stock over the next 24 months. As of September 30, 2022, approximately $46.6 million or approximately 132 thousand shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in XBRL.

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

Dated: November 9, 2022