Form 10-K
period 2022-12-31
DXP ENTERPRISES INC
filed 2023-04-17
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to
Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [☒] No [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [☐] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2022 was $478.3 million based on the closing sale price as reported on the NASDAQ Stock Market System.

Number of shares of registrant's Common Stock outstanding as of March 31, 2023: 17,732,996.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2023 annual meeting of shareholders are incorporated by reference into Part III hereof. The 2023 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DESCRIPTION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the impact of the COVID-19 pandemic, the Company’s business, and the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including volatility in oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, economic risks related to the impact of COVID-19, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. This Report identifies other factors that could cause such differences. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", and elsewhere in this Report. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

Founded in 1908, DXP Enterprises, Inc. (together with our subsidiaries, hereinafter referred to as "DXP" or the "Company" or by the terms such as we, our, or us) was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to customers in a variety of end markets including the general industrial, energy, food & beverage, chemical, transportation, water and wastewater. The Company is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). Sales, operating income, and other financial information for 2022, 2021 and 2020, and identifiable assets at the close of such years for our business segments are presented in Note 22 – Segment Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Our total sales have increased from $125 million in 1996 to $1.5 billion in 2022 through a combination of internal growth and business acquisitions. At December 31, 2022, we operated from 180 locations which included 37 states in the U.S., nine provinces in Canada and one location in Dubai serving customers engaged locations and becoming customer driven experts in maintenance, repair and operating solutions.

The following table shows, as of the end of the last 10 fiscal years, our consolidated sales; the number of service centers, supply chain service sites, IPS facilities and the corresponding sales and average sales per business segment location:

($ in millions)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Sales	$1,242	$1,500	$1,247	$962	$1,007	$1,216	$1,265	$1,005	$1,114	$1,481
SC locations	178	185	179	167	165	155	145	158	152	160
SC Sales	$885	$988	$827	$621	$641	$750	$762	$663	$816	$1,009
Avg. Sales / SC location	5.0	5.3	4.6	3.7	3.9	4.8	5.3	4.2	5.4	6.3
SCS Customer Sites	62	74	69	67	67	83	89	79	82	95
SCS Sales	$148	$164	$166	$154	$161	$174	$201	$155	$158	$240
Avg. SCS Sales / Site	2.4	2.2	2.4	2.3	2.4	2.1	2.3	2.0	1.9	2.5
IPS Facilities	10	12	12	11	11	11	10	10	18	20
IPS Sales	$209	$348	$255	$187	$204	$292	$304	$188	$140	$231
Avg. IPS Sales / Facility	20.9	29.0	21.3	17.0	18.5	26.5	30.4	18.8	7.8	11.6
Total Locations	250	271	260	245	243	249	244	247	252	275

Our principal executive office is located at 5301 Hollister St., Houston, Texas 77040 and our telephone number is (713) 996-4700. Our website address is www.dxpe.com and emails may be sent to info@dxpe.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this report.

Industry Overview

The industrial distribution market is highly fragmented. Based on 2021 sales as reported by Industrial Distribution magazine, we were the 17th largest distributor of MRO products in the United States. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Business Segments

The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. In addition to the three business segments, our consolidated financial results include "Corporate and other expenses" which includes costs related to our centralized support functions, consisting, of accounting and finance, information technology, marketing, human resources, legal, inventory management & procurement and other support services and removes inter-company transactions. The following table sets forth the Company’s sales by business segments as of December 31, 2022. See Results of Operations under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for further information on our segments’ financial results.

(in millions)
Segment	2022 Sales	% of Sales	End Markets	Locations	Employees
SC	$1,009.4	68.2%	General Industrial, Oil & Gas, Food & Beverage, Water & Wastewater, Chemical & Petrochemical, Transportation, Aerospace	156 service centers, 4 distribution centers	1,651
IPS	$231.1	15.6%	Oil & Gas, Mining, Petrochemical, Water & Wastewater and Utilities	16 fabrication facilities, 4 wastewater locations	337
SCS	$240.4	16.2%	Food & Beverage, Transportation, Oil & Gas, General Industrial & Chemical	95 customer facilities'	409

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

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. The Company's Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2022, our Service Centers’ products and services were distributed from 156 service centers and 4 distribution centers. The Company's Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, food and beverage, petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal, agriculture and pulp and paper.

The Service Centers segment’s long-lived assets are located in the United States, Canada and Dubai. Approximately 6.9% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Legal and Regulatory Matters”.

At December 31, 2022, the Service Centers segment had approximately 1,651 employees, all of whom were full-time.

Innovative Pumping Solutions

The Company's Innovative Pumping Solutions (IPS) segment provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to meet the capital equipment needs of our global customer base. Additionally, our IPS segment provides project solutions and capital equipment to the water and wastewater treatment markets including potable water, bio-solid and residual management and wastewater treatment. Our IPS segment provides a single source for engineering, systems design and fabrication for unique customer specifications.

Our sales of integrated pump packages, remanufactured pumps or branded private label pumps are generally derived from customer purchase orders containing the customers’ unique specifications. Sales are directly solicited from customers by our dedicated sales force.

The Company's engineering staff can design a complete custom pump package to meet our customers’ project specifications. Drafting programs such as Solidworks and AutoCAD® allow our engineering team to verify the design and layout of packages with our customers prior to the start of fabrication. Finite Elemental Analysis programs such as Cosmos Professional are used to design the package to meet all normal and future loads and forces. This process helps maximize the pump packages’ life and minimizes any impact to the environment.

With over 100 years of fabrication experience, the Company has acquired the technical expertise to ensure that our pumps and pump packages are built to meet the highest standards. The Company utilizes manufacturer authorized equipment and manufacturer certified personnel. Pump packages require MRO products and original equipment manufacturers’ (OEM) equipment such as pumps, motors, valves, and consumable products such as welding supplies. The Company leverages its MRO product inventories and breadth of authorized products to lower the total cost and maintain the quality of our pump packages.

The Company's fabrication facilities provide convenient technical support and pump repair services. Examples of our innovative pump packages include, but are not limited to:

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

At December 31, 2022, the Innovative Pumping Solutions segment operated out of 20 facilities, 18 of which are located in the United States and two in Canada.

All of the IPS segment’s long-lived assets are located in the U.S. Approximately 4.7% of the IPS segment’s 2022 revenues were recognized in Canada and 95.3% were in the U.S.

At December 31, 2022, the IPS segment had approximately 337 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $108.5 million and $96.9 million at December 31, 2022 and 2021, respectively.

Supply Chain Services

The Company's Supply Chain Services (SCS) segment manages all or part of its customers’ supply chains, including procurement and inventory management. The SCS segment enters into long-term contracts with its customers that can be canceled on little or no notice under certain circumstances. The SCS segment provides fully outsourced MRO solutions for sourcing MRO products including, but not limited to, the following: inventory optimization and management; store room management; transaction consolidation and control; vendor oversight and procurement cost optimization; productivity improvement services; and customized reporting. Our mission is to help our customers become more competitive by reducing their indirect material costs and order cycle time by increasing productivity and by creating enterprise-wide inventory and procurement visibility and control.

The Company has developed assessment tools and master plan templates aimed at taking cost out of supply chain processes, streamlining operations and boosting productivity. This multi-faceted approach allows us to manage the entire MRO products channel for maximum efficiency and optimal control, which ultimately provides our customers with a low-cost solution.

The Company takes a consultative approach to determine the strengths and opportunities for improvement within a customer’s MRO products supply chain. This assessment determines if and how we can best streamline operations, drive value within the procurement process, and increase control in storeroom management.

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

The Company's SmartSolutions programs listed above help customers to cut product costs, improve supply chain efficiencies and obtain expert technical support. The Company represents manufacturers of up to 90% of all the maintenance, repair and operating products of our customers. Unlike many other distributors who buy products from second-tier sources, the Company takes customers to the source of the products they need.

At December 31, 2022, the SCS segment operated supply chain installations in 95 of our customers’ facilities.

All of the SCS segment’s long-lived assets are in the U.S. and the majority of the SCS segment’s 2022 revenues were recognized in the U.S.

At December 31, 2022, the SCS segment had approximately 409 employees, all of whom were full-time.

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

We acquire our products through numerous OEMs. We are authorized to distribute certain manufacturers' products only in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer, some upon little or no notice. For the last three fiscal years, no manufacturer accounted for 10% or more of our revenues.

Over 90% of our business relates to sales of products. Service revenues are less than 10% of sales.

The Company has operations in the United States of America, Canada and Dubai. Information regarding financial data by geographic areas is set forth in Note 22 - Segment Reporting of the Notes to Consolidated Financial Statements.

Recent Acquisitions

A key component of our growth strategy includes acquiring businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 48 acquisitions across our three business segments.

The following briefly describes the Company’s acquisition activity for the years ended December 31, 2022 and December 31, 2021.

On September 1, 2022, the Company completed the acquisition of Sullivan Environmental Technologies, Inc. ("Sullivan"). Sullivan is a leading distributor for the municipal and industrial water and wastewater treatment industries in Ohio, Kentucky, and Indiana. Sullivan is included within our IPS business segment. Total consideration for the transaction was approximately $6.5 million, funded with a mixture of cash on hand of $4.6 million, the Company's common stock valued at approximately $0.9 million and contingent consideration of $1.0 million.

On May 2, 2022, the Company completed the acquisition of Cisco Air Systems, Inc. ("Cisco"). Cisco is a leading distributor of air compressors and related products and services focused on serving the food and beverage, transportation and general industrial markets in the Northern California and Nevada territories. Cisco is included within our SC business segment. Total consideration for the transaction was approximately $52.3 million, funded with a mixture of cash on hand of $32 million, the Company's common stock valued at approximately $4.4 million and a draw down of approximately $11 million on the ABL and contingent consideration of $4.5 million.

On March 1, 2022, the Company completed the acquisition of Drydon Equipment, Inc. ("Drydon"), a distributor and manufacturers’ representative of pumps, valves, controls and process equipment focused on serving the water and wastewater industry in the Midwest. The acquisition of Drydon was funded with cash on hand and an issuance of DXP's common stock. The Company paid approximately $7.9 million, funded with a mixture of cash on hand of $4.9 million, the Company's common stock valued at approximately $441 thousand and contingent consideration of $2.6 million. A majority of Drydon's sales are project-based work. As a result, Drydon has been included in the IPS business segment.

On March 1, 2022, the Company completed the acquisition of certain assets of Burlingame Engineers, Inc. ("Burlingame"), a provider of water and wastewater equipment in the industrial and municipal sectors. Burlingame is included within our SC business segment. The Company paid approximately $1.1 million in cash, the Company's common stock and contingent consideration.
On September 20, 2021, the Company completed the acquisition of Premier Water LLC (“Premier”). Premier is a leading distributor and provider of products and services exclusively focused on serving the water and wastewater treatment markets primarily in North and South Carolina. Premier is included within our IPS business segment.The Company paid approximately $5.8 million in cash and stock.

On July 1, 2021, the Company completed the acquisition of Process Machinery, Inc. (“PMI”), a leading distributor of pumps, mechanical seals, tank, filters and related process equipment that focuses on serving the chemical, power, pulp & paper, mining, metals and food processing industries. PMI is included within our SC business segment.The Company paid approximately $9.6 million in cash, stock, and contingent consideration.

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

Government Regulation and Environmental Matters

We are subject to various laws and regulations relating to our business and operations and various health and safety regulations including those established by the Occupational Safety and Health Administration and Canadian Occupational Health and Safety.

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

The risks of accidental contamination or injury from the discharge of controlled or hazardous materials and chemicals cannot be eliminated completely. In the event of such a discharge, we could be held liable for any damages that result and any such liability could have a material adverse effect on us.

We are not currently aware of any environmental situation or violations of government regulations that we believe are likely to have a material adverse effect on our results of operations or financial condition.

Human Capital

The Company employed 2,675 people as of December 31, 2022 with approximately 2,433 people located in the United States and 242 people located in Canada and other countries where the Company's business operates. The Company is continually investing in its workforce to further talent development, increase employee safety, drive a strong workplace culture, improve compensation and benefits and diversity and inclusion to support our employees’ well-being, and foster their growth and development.

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

Employee Safety. The safety and well-being of the Company's colleagues around the world has been, and always will be, its top priority. Guided by the Company's Safety Service offering, business and the philosophy that every accident is preventable, the Company strives every day to foster a proactive safety culture. The Company's safety strategy is based on the following core principles: (i) a goal of zero accidents, (ii) shared ownership for safety (business and individual); (iii) proactive approach focused on accident prevention; and (iv) continuous improvement philosophy.

Consistent with these commitments, employee health and safety has been a top priority during the COVID-19 pandemic. Among its many actions and initiatives, the Company redesigned processes to ensure proper social distancing practices, adjusted shift schedules and assignments to help colleagues who have child and elder care needs and implemented aggressive workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk.

Workplace Culture. The Company operates under a balanced centralized and decentralized entrepreneurial culture that is crucial to the Company's performance and is one of the three unique elements of the Company's business model. The Company believes its colleagues around the world thrive in this culture, as it allows them to experience significant autonomy, a sense of shared ownership with their colleagues, and a work atmosphere deeply rooted in the Company's core values.

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
Diversity and Inclusion. The Company believes it is at its best when it brings together unique perspectives, experiences and ideas. The Company is committed to equal employment opportunity, fair treatment and creating diverse and inclusive workplaces where all the Company's colleagues can perform to their full potential. We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken aimed at stopping such behavior.

Labor Relations. None of the Company's U.S. employees are represented by a labor union, while outside the U.S., employees in certain countries are represented by an employee representative organization, such as a union, works council or employee association.

The Company considers its employee relations to be excellent. Headcount by segment and country are as follows:

Business Segment	Employees	Country	Employees
Service Centers	1,651	United States	2,433
Innovative Pumping Solutions	337	Canada	232
Supply Chain Services	409	Other	10
Corporate	278
Total Employees	2,675	Total Employees	2,675

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

Executive Officers

The following is a list of the Company's executive officers, their age, positions, and a description of each officer’s business experience as of April 17, 2023. All of our executive officers hold office at the pleasure of the Company's Board of Directors.

NAME	AGE	TITLE
David R. Little	71	Chairman of the Board, President and Chief Executive Officer
Kent Yee	47	Senior Vice President/Chief Financial Officer/Secretary
Nick Little	41	Senior Vice President/Chief Operating Officer
Chris Gregory	48	Senior Vice President/Chief Information Technology Officer
Paz Maestas	43	Senior Vice President/Chief Marketing & Technology Officer
David C. Vinson	72	Senior Vice President/Innovative Pumping Solutions
John J. Jeffery	55	Senior Vice President/Supply Chain Services
Todd Hamlin	51	Senior Vice President/Service Centers

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

ITEM 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Investing in the Company involves risk. In deciding whether to invest in the Company, you should carefully consider the risk factors below as well as those matters referenced in the foregoing pages under “Disclosure Regarding Forward-Looking Statements” and other information included and incorporated by reference into this Report and other reports and materials filed by us with the Securities and Exchange Commission. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect the Company. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effects of others. Such a combination could materially increase the severity of the impact of these risks on our results of operations, liquidity and financial condition.

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
•The loss of any key supplier could adversely affect the Company’s sales and profitability.
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
•A general slowdown in the economy could negatively impact the Company’s sales growth and profitability.
•We could be adversely impacted by low oil prices, volatility in oil prices and downturns in the energy industry, including decreased capital expenditures, impacting our customers’ demand for our products and services.
•Adverse weather events or natural disasters could negatively disrupt our operations.

Credit and Access to Debt Capital
•We may not be able to refinance on favorable terms, extend, or repay our debt, which could adversely affect our results of operations or may result in default of our debt.
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

Risk Related to the Company's Business and Operations

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

Our business is highly competitive. We compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than us. Although many of our traditional distribution competitors are small enterprises selling to customers in a limited geographic area, we also compete with larger distributors that provide integrated supply programs such as those offered through outsourcing services similar to those that are offered by our SCS segment. Some of these large distributors may be able to supply their products in a more timely and cost-efficient manner than us. Our competitors include catalog suppliers, large warehouse stores and, to a lesser extent, certain manufacturers. Competitive pressures could adversely affect the Company's sales and profitability.

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

The loss of any key supplier could adversely affect the Company’s sales and profitability.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. As of December 31, 2022, our combined goodwill and intangible assets amounted to $413.3 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs and/or decreases in revenues.

The proper functioning of the Company's information systems is critical to the successful operation of our business. Our information systems are vulnerable to natural disasters, power losses, telecommunication failures and other problems despite the protection of our information systems through physical and software safeguards and remote processing capabilities. If critical information systems fail or are otherwise unavailable, The Company's ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected.

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

As discussed in Item 9A, “Management's Report on Internal Control Over Financial Reporting,” we concluded we have material weaknesses in our internal controls during 2022. If we fail to successfully remediate these weaknesses, our financial statements may not be accurate and the trading price of our stock could be negatively impacted.

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

A general slowdown in the economy could negatively impact the Company's sales growth and profitability.

Economic and industry trends affect the Company's business. Demand for our products is subject to economic trends affecting our customers and the industries in which they compete in particular. Many of these industries, such as the manufacturing, food & beverage and oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and are materially affected by changes in the economy. As a result, demand for our products could be adversely impacted by changes in the markets of our customers. We traditionally do not enter into long-term contracts with our customers which increases the likelihood that economic downturns would affect our business.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own seven of our facilities while the remainder of our facilities are leased. At December 31, 2022, we had approximately 180 facilities which contained 156 services centers, 4 distribution centers, 16 fabrication facilities and 4 wastewater locations. Additionally, we operated out of 95 of our customers' facilities.

At December 31, 2022, the Service Centers segment operated out of 156 service center facilities. Of these facilities, 131 were located in the U.S. in 37 states, 24 were located in nine Canadian provinces and one was located in Dubai. The four distribution centers were located in the U.S., specifically in Texas, Montana and Nebraska. At December 31, 2022, the Innovative Pumping Solutions segment operated out of 16 fabrication facilities located in two states in the U.S., two provinces in Canada and 4 wastewater locations in the U.S.. At December 31, 2022, the Supply Chain Services segment operated supply chain installations in 95 of our customers’ facilities in 31 U.S. states and one Canadian province.

State/City/Province	Locations	State/City/Province	Locations
Alaska	1	New York	3
Alabama	6	Ohio	5
Arkansas	1	Oklahoma	3
Arizona	2	Oregon	1
California	8	Pennsylvania	3
Colorado	6	South Dakota	1
Florida	2	Tennessee	1
Georgia	4	Texas	47
Iowa	4	Utah	1
Illinois	2	Washington	4
Indiana	2	Wisconsin	2
Kansas	2	West Virginia	1
Kentucky	1	Wyoming	2
Louisiana	14	Alberta	10
Massachusetts	1	British Columbia	1
Maryland	1	Manitoba	2
Michigan	1	New Brunswick	1
Minnesota	1	Newfoundland	1
Montana	2	Nova Scotia	2
Nebraska	9	Ontario	5
New Mexico	2	Quebec	1
North Carolina	3	Saskatchewan	3
North Dakota	3	Dubai	1
New Jersey	1	Total Locations	180

At December 31, 2022, our owned facilities ranged from 5,000 square feet to 45,000 square feet in size. We lease facilities for terms generally ranging from one to fifteen years. The leased facilities range from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. See Note 4 - Leases for additional discussion on our leases.

ITEM 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company's business, consolidated financial position, cash flows, or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the stock ticker symbol "DXPE".

On April 17, 2023, we had approximately 366 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of the Company's common stock to the NASDAQ Industrial Index, S & P 400 Index and Dow Jones U.S. Industrial Suppliers Index. The graph assumes that the value of the investment in the Company's common stock and in each index was $100 at December 31, 2017.

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Equity Compensation Table

The following table provides information regarding shares covered by the Company’s equity compensation plans as of December 31, 2022:

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Non-vested restricted shares outstanding	Weighted average grant price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	157,767	$28.64	454,732	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	157,767	$28.64	454,732	(1)
(1)Represents shares of common stock authorized for issuance under the 2016 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

The Company issued 36,549 unregistered shares of common stock as part of the consideration for the September 1, 2022 acquisition of Sullivan. The unregistered shares were issued to the sellers of Sullivan.

The Company issued 208,855 unregistered shares of common stock as part of the consideration for the May 2, 2022 acquisition of Cisco. The unregistered shares were issued to the sellers of Cisco.

The Company issued 18,263 unregistered shares of common stock as part of the consideration for the March 1, 2022 acquisition of Drydon. The unregistered shares were issued to the sellers of Drydon.

The Company issued 3,581 unregistered shares of common stock as part of the consideration for the March 1, 2022 acquisition of Burlingame. The unregistered shares were issued to the sole seller of Burlingame.

The Company issued 20,793 unregistered shares of common stock as part of the consideration for the September 20, 2021 acquisition of Premier. The unregistered shares were issued to the sellers of Premier.

The Company issued 61,177 unregistered shares of common stock as part of the consideration for the July 1, 2021 acquisition of PMI. The unregistered shares were issued to the sellers of PMI.

The Company issued 351,945 unregistered shares of common stock as part of the consideration for the April 30, 2021 acquisition of CVI. The unregistered shares were issued to the sellers of CVI.

We relied on Section 4(a)(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Repurchases of Common Stock

The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended December 31, 2022 (in thousands except average price paid per share):

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	October 1 – October 31	$—	$—	$—	$46,626
	November 1 – November 30	880	28.71	880	21,353
	December 1 – December 31	187	27.25	187	84,860
	Total	$1,067	$28.46	$1,067	$84,860

(1)
Represents shares repurchased by the Company during the period as part of our publicly announced share repurchase program. No shares were repurchased during the period from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock.

(2)
On May 12, 2021, the Company announced the Share Repurchase Program pursuant to which the Company may repurchase up to $85.0 million worth, or 1.5 million shares of the Company's outstanding common stock over the next 24 months. The Company completed the $85.0 million Share Repurchase Program in December 2022.

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which the Company may repurchase up to $85.0 million worth, or 2.8 million shares of the Company's outstanding common stock over the next 24 months.

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

General Overview

The Company is a leading North American distributor of technical products and services. Our comprehensive knowledge, specialized services and leading brands serve MRO, OEM and capital equipment end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, expertise, timely response and an overall ease of doing business.

The Company's products are marketed in the United States, Canada and Dubai to customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for our products generally is subject to changes in the United States and Canada, and global and macro-economic trends affecting our customers and the industries in which they compete. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the United States and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

CURRENT MARKET CONDITIONS AND OUTLOOK

Economic Indices

The Company monitors several economic indices that have been key indicators for industrial and oil & gas economic activity in the United States. These include the Industrial Production (IP) and Manufacturing Capacity Utilization (MCU) indices published by the Federal Reserve Board and the Purchasing Managers Index (PMI) published by the Institute for Supply Management (ISM). Additionally, we track the Metalworking Business Index ("MBI"). A reading above 50 generally indicates expansion.

Below are readings for the fourth quarter versus the full year average:

	Index Reading *
Period	MCU	PMI	IP	MBI
October	79.9	50.2	104.7	49
November	79.7	49	104.5	47.1
December	78.8	48.4	103.4	46.8

Fiscal 2022 Q4 average	79.5	49.2	104.2	47.6
Fiscal 2022 average	79.7	53.5	103.9	53.9
Fiscal 2021 average	75.4	60.6	100.5	59.7
Fiscal 2020 average	71.9	52.5	101.8	47.6

* The information contained in this table has been obtained from third party publicly available sources.

The Company also monitors various oil & gas indicators including active drilling rigs, gross U.S. domestic production and the West Texas Intermediate ("WTI") price of oil. Below are readings for the last three years:

Operating Environment Overview*
	December 31,
	2022	2021	2020
Active Drilling Rigs**
U.S.	721	475	436
Canada	176	131	90
International	851	755	825
Worldwide	1,747	1,361	1,351

Gross Domestic Product (in billions)	$25,461.3	$22,993.5	$20,932.8
West Texas Intermediate ** (per barrel)	$94.90	$68.14	$39.16
Purchasing Managers Index	48.4	58.8	60.5
* The information contained in this table has been obtained from third party publicly available sources.
** Averages for the years indicated.

During 2022, the growth rate of the general economy improved, as the macro economy and business cycle began to normalize relative to the pandemic related years of 2020 and 2021. Sales for the year ended December 31, 2022 increased $366.9 million, or 32.9%, to approximately $1.5 billion from $1.1 billion for the prior corresponding period. Customer demand was generally healthy throughout fiscal 2022, resulting in industry expected volume growth, complemented by meaningful pricing actions taken by the Company's vendors which ultimately, get passed on to customers. As such, the majority of the 2022 sales increase is the result of increases in price with volume as well as the contribution from acquisitions and the related sales of rotating equipment and air compressors.

During 2021, the growth rate of the general economy improved from 2020 as well as the rig count. Sales for the year ended December 31, 2021 increased $108.7 million, or 10.8%, to approximately $1.1 billion from $1.0 billion for the prior corresponding period. The majority of the 2021 sales increase was primarily due to acquisitions and the related sales of rotating equipment air compressors.

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

Consolidated Results of Operations

	Years Ended December 31,
	2022	%	2021	%	2020	%

	( in millions, except percentages and per share amounts)
Sales	$1,480.8	100.0	$1,113.9	100.0	$1,005.3	100.0
Cost of sales	1,058.8	71.5	785.4	70.5	728.1	72.4
Gross profit	422.0	28.5	328.5	29.5	277.2	27.6
Selling, general & administrative expense	324.3	21.9	288.6	25.9	245.0	24.4
Impairment and other charges	—	—	—	—	59.9	6.0
Operating income (loss)	97.7	6.6	39.9	3.6	(27.7)	(2.8)
Other( income) expense, net	2.7	0.2	(0.4)	—	0.1	—
Interest expense	29.1	2.0	21.1	1.9	20.6	2.0
Income (loss) before income taxes	65.9	4.5	19.2	1.7	(48.4)	(4.8)
Provision for income taxes (benefit)	17.8	1.2	3.4	0.3	(18.7)	(1.9)
Net income (loss)	48.1	3.2	15.8	1.4	(29.7)	(3.0)
Net loss attributable to noncontrolling interest	(0.1)	—	(0.7)	(0.1)	(0.3)	—
Net income (loss) attributable to DXP Enterprises, Inc.	$48.2	3.3	$16.5	1.5	$(29.4)	(2.9)
Per share
Basic earnings per share	$2.58		$0.87		$(1.65)
Diluted earnings per share	$2.47		$0.83		$(1.65)

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

SALES. Sales for the year ended December 31, 2022 increased $366.9 million, or 32.9%, to approximately $1.5 billion from $1.1 billion for the year ended December 31, 2021. This sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $192.9 million, $91.5 million and $82.5 million, respectively. Sales from businesses recently acquired accounted for $41.5 million of the sales for the twelve months ended December 31, 2022. Excluding the 2022 sales of from businesses acquired, sales for the year increased by $325.4 million, or 29.2% from the prior year's corresponding period. The fluctuations in sales are further explained in our business segment discussions below.

	Years Ended December 31
	2022	2021	Change	Change%

Sales by Business Segment	(in thousands, except change %)
Service Centers	$1,009,356	$816,496	$192,860	23.6%
Innovative Pumping Solutions	231,102	139,591	91,511	65.6%
Supply Chain Services	240,374	157,834	82,540	52.3%
Total Sales	$1,480,832	$1,113,921	$366,911	32.9%

Service Centers Segment. Sales for the Service Centers segment increased by $192.9 million, or 23.6% for the year ended December 31, 2022, compared to the year ended December 31, 2021. Excluding $35.0 million of 2022 Service Centers segment sales from businesses acquired, Service Centers segment sales increased $157.9 million, or 19.3% from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and bearings product lines to customers engaged in operating and maintenance services in the general industrial, diversified chemical, and oil and gas markets in connection with increased capital spending by oil and gas producers.
Innovative Pumping Solutions Segment. Sales for the IPS segment increased by $91.5 million, or 65.6% for the year ended December 31, 2022, compared to the year ended December 31, 2021. Excluding $6.6 million of 2022 IPS segment sales from businesses acquired, IPS segment sales increased $85.0 million, or 60.9% from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses.
Supply Chain Services Segment. Sales for the SCS segment increased by $82.5 million, or 52.3%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The improvement in sales is primarily related to the addition of a new customer in the diversified chemicals market, as well as sales increases in the medical technology, food and beverage and oil and gas markets.

GROSS PROFIT. Gross profit as a percentage of sales for the year ended December 31, 2022 decreased by approximately 99 basis points from the prior year's corresponding period. Excluding the impact of the businesses acquired, gross profit as a percentage of sales decreased by approximately 137 basis points. The decrease in the gross profit percentage excluding the businesses acquired is primarily the result of an approximate 133 basis point decrease in the gross profit percentage in our IPS segment, a 54 basis point decrease in the gross profit percentage in our SC segment and a 366 basis point decrease in the gross profit percentage in our SCS segment.

Service Centers Segment. The gross profit percentage for the Service Centers decreased approximately 21 basis points and approximately 54 basis points, excluding the impact for the businesses acquired, from the prior year's corresponding period. This was primarily as a result of product mix. Gross profit for the SC segment, excluding businesses acquired, increased $42.9 million, or 17.2 percent, during the twelve months ended December 31, 2022 compared to the prior year’s corresponding period. This was primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in non-oil and gas markets.

Innovative Pumping Solutions Segment. The 2022 gross profit percentage for the IPS segment decreased approximately 66 basis points from the prior year's corresponding period. Adjusting for the businesses acquired, gross profit as a percentage of sales decreased approximately 133 basis points from the prior year's corresponding period. The decrease in gross profit percentage as a percentage of sales is primarily due to a mix shift (lower margin oil and gas work versus domestic water and wastewater projects). Gross profit for the IPS segment, excluding businesses acquired, increased $22.5 million, primarily as a result of an increase in the capital spending by oil and gas producers and related businesses.

Supply Chain Services Segment. Gross profit dollars for the twelve months ended December 31, 2022 increased $10.9 million or, 28.9 percent, compared to the prior year's corresponding period due to the addition of a new customer during the current year. As a percentage of sales, or gross margins, for the twelve months ended December 31, 2022 decreased approximately 366 basis points, compared to the prior year's corresponding period, due to the addition of the same customer and the profitability of this contract.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A for the year ended December 31, 2022 increased by approximately $35.6 million, or 12.3%, to $324.3 million from $288.6 million for the prior year's corresponding period. SG&A expense from businesses acquired accounted for $8.9 million. Excluding expenses from businesses acquired, SG&A for the twelve months ended December 31, 2022 increased by $26.8 million, or 9.3% from the prior year's corresponding period. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity associated with recovery from the negative economic impacts of the COVID-19 pandemic.

OPERATING INCOME. Operating income for the year ended December 31, 2022 increased by $57.9 million to $97.8 million from $39.9 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2022 increased $8.0 million compared to the prior year's corresponding period, primarily due to the Company borrowing an additional $105.0 million on its Term Loan B during the fourth quarter of 2022 as well as incurring higher than average interest rates during the year due to changes in the macro-economic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank. Both of the Company's facilities are subject to a variable interest rate for the twelve months ended December 31, 2022.

INCOME TAXES. Our effective tax rate from continuing operations was 27.0 percent for the twelve months ended December 31, 2022, compared to 17.9 percent for the twelve months ended December 31, 2021. Compared to the U.S. statutory rate for the twelve months ended December 31, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, return to provision adjustments, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the twelve months ended December 31, 2021, the effective tax rate was decreased by research and development tax credits and other tax credits and foreign tax credits, and was partially offset by state taxes, nondeductible expenses, and uncertain tax positions for research and development tax credits.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

For the full year 2021 to 2020 comparative discussion, see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 incorporated by reference in this Annual Report on Form 10-K.
Non-GAAP Financial Measures and Reconciliations
In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America ("U.S. GAAP"), we disclose non-GAAP financial measures. The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.

Our primary non-GAAP financial measures are organic sales (Organic Sales), sales per business day ("Sales per Business Day"), free cash flow ("Free Cash Flow"), earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA ("Adjusted EBITDA"). The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures.

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

Free Cash Flow is defined as cash provided by operations less net purchases of property and equipment. We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase shares of the Company's common stock, and for certain other activities.

EBITDA is defined as the sum of consolidated net income in such period, plus to the extent deducted from consolidated net income: (i) income tax expense, (ii) franchise tax expense, (iii) interest expense, (iv) amortization and depreciation during such period, (v) all non-cash charges and adjustments, and (vi) non-recurring cash expenses related to the Term Loan; in addition to these adjustments, we exclude, when they occur, the impacts of impairment losses and losses/(gains) on the sale of a business. EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

From time to time, the Company incurs non-cash, unique or one-time items. As such, the Company will add these items back to determine an Adjusted EBITDA.

We use EBITDA and Adjusted EBITDA internally to evaluate and manage the Company's operations because we believe it provides useful supplemental information regarding the Company's ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

A reconciliation of the non-GAAP financial measures, to its most comparable U.S. GAAP financial measure is included below.
The following table sets forth the reconciliation of net sales to organic net sales (in millions):

Reconciliation of Net Sales to Organic Net Sales

Fiscal 2022	Net Sales	Acquisition Sales	Divestiture Sales	Organic Sales
Service Centers	$1,009	$35	$—	$974
Innovative Pumping Solutions	231	7	—	224
Supply Chain Services	240	—	—	240
Total Sales	$1,480	$42	$—	$1,438

Fiscal 2021
Service Centers	$816	$129	$—	$687
Innovative Pumping Solutions	140	18	—	122
Supply Chain Services	158	—	—	158
Total Sales	$1,114	$147	$—	$967

Year-over-year growth rates
Service Centers	23.7%	$(94)	—	41.8%
Innovative Pumping Solutions	65.0%	(11)	—	83.6%
Supply Chain Services	51.9%	—	—	51.9%
Total Sales	32.9%	$(105)	—	48.7%

The Sales per Business Day are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Business days	253	251	253
Sales per Business Day	$5,853	$4,500	$3,974

We use EBITDA and Adjusted EBITDA internally to evaluate and manage the Company's operations because we believe it provides useful supplemental information regarding the Company's ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

For further discussion regarding free cash flow as a management metric see the "Liquidity and Capital Resources - Free Cash Flow" below.

The following table sets forth the reconciliation of EBITDA and Adjusted EBITDA to the most comparable U. S. GAAP financial measure (in thousands):

	Year Ended December 31,
	2022	2021	2020

U.S. GAAP net income (loss) attributable to DXP Enterprises, Inc.	$48,155	$16,496	$(29,269)
Loss attributable to non-controlling interest	(53)	(745)	(348)
Provision for income taxes	17,799	3,431	(18,696)
Depreciation and amortization	28,500	27,143	22,683
Interest and other financing expenses	29,135	21,089	20,571
EBITDA	$123,536	$67,414	$(5,059)
EBITDA margin as % of sales	8.3%	6.1%	(0.5)%
NCI loss before tax(1)	227	993	632
Loss associated with sale of interest in VIE(2)	1,193	—	—
Impairment and other charges	—	—	59,883
Stock compensation expense	1,850	1,823	3,532
Adjusted EBITDA	$126,806	$70,230	$58,988
Adjusted EBITDA margin as % of sales	8.6%	6.3%	5.9%
(1) NCI represents non-controlling interest
(2)The loss associated with the sale of our interest in our VIE is included in other income and expense on our consolidated statement of operations for the year ended December 31, 2022.

Liquidity and Capital Resources

General Overview

As of December 31, 2022, we had cash and restricted cash of $46.1 million and credit facility availability of $132.4 million. We have a $135.0 million asset backed revolving line of credit (the "ABL Revolver"), partially offset by letters of credit of $2.6 million, that were due to mature in August 2022. The Company also has a Term Loan B with $428.1 million in borrowings as of December 31, 2022. On July 19, 2022, the Company amended and extended the ABL Revolver. The ABL Revolver matures on July 19, 2027, under which we had no borrowings outstanding as of December 31, 2022 .

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

The following table summarizes our net cash flows used in and provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	Change	Change(%)

Net cash provided by (used in):
Operating activities	$5,894	$37,089	$(31,195)	(84)%
Investing activities	(53,422)	(69,023)	15,601	(23)%
Financing activities	44,312	(38,493)	82,805	(215)%
Effect of foreign currency	253	88	165	188%
Net change in cash	$(2,963)	$(70,339)	$67,376	(96)%
Operating Activities

The Company generated $5.9 million of cash in operating activities during the year ended December 31, 2022 compared to generating $37.1 million of cash during the prior year's corresponding period. The $31.2 million decrease in the amount of cash generated between the two periods was primarily driven by the increase in accounts receivable, inventory, deferred income taxes and project work activity as a result of increased business activity. Cash is generally used to fund project costs ahead of actual billings and collection.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $53.4 million compared to $69.0 million in the corresponding period in 2021. This decrease of $15.6 million was primarily driven by a reduction in the total purchase price paid for acquisitions during 2022 of $48.5 million compared to $64.7 million for acquisitions in 2021.

Financing Activities

For the year ended December 31, 2022, net cash generated in financing activities was $44.3 million, compared to net cash used in financing activities of $38.5 million for the corresponding period in 2021. For the year ended December 31, 2022, the Company repurchased approximately $47.9 million worth of outstanding shares compared to $33.5 million worth of outstanding shares for the year ended December 31, 2021. The net inflow of cash from financing activities in 2022 benefited from borrowing an additional $105.0 million on our Term Loan B. Debt issuance costs associated with the amendment of our Term Loan B and ABL Revolver was $8.4 million for the year ended December 31, 2021.

During the twelve months ended December 31, 2022 we repurchased 1.3 million shares of the Company's common stock for approximately $35.2 million compared to 1.2 million shares of the Company's stock for approximately $33.5 million for the twelve months ended December 31, 2021.

On December 15, 2022, the Company announced a new share repurchase program pursuant to which we may repurchase up to $85.0 million worth, or 2.8 million shares of the Company's outstanding common stock in the open market or through privately negotiated transactions over the next 24 months.

On November 22, 2022, the Company entered into an amendment on its existing $330 million Senior Secured Term Loan (the "Term Loan Amendment"), borrowing an additional $105.0 million on the $330 million Senior Secured Term Loan (the “Term Loan Agreement”) which matures on December 23, 2027. $105.0 million that was added to the $330 million Senior Secured Term Loan (the “Term Loan Agreement”) which matures on December 23, 2027. There was $428.1 million outstanding as of December 31, 2022.

On June 15, 2021, the Company entered into a negotiated share repurchase agreement to repurchase certain shares of its common stock from certain of its shareholders agreeing to pay sellers over four equal quarterly installments, which are presented within the purchase of treasury stock in the cash flow statement. During the twelve months ended December 31, 2022, there were two installment payments totaling $13.6 million. There are no further installment payments outstanding as of December 31, 2022.

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million worth or 1.5 million shares of its outstanding common stock may be acquired in the open market or through privately negotiated transactions over the next 24 months at the discretion of management. The Company completed the $85.0 million program in December 2022.

We believe the Company has adequate funding to support its working capital needs within the business.

At December 31, 2022, our total long-term debt, including the current portion, less principal repayments, was $428.1 million, or 54.0% of total capitalization (total long-term debt including current portion plus shareholders’ equity) of $793.5 million. Approximately $428.1 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Free Cash Flow

We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase shares of the Company's common stock, and for certain other activities. Our Free Cash Flow, which is calculated as cash provided by operations less net purchase of property and equipment, was $1.0 million, $32.8 million and $103.1 million for years 2022, 2021 and 2020, respectively.

Free Cash Flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free Cash Flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free Cash Flow reconciles to the most directly comparable U.S. GAAP financial measure of cash flows from operations.
The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow:

(in thousands)	Years Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$5,894	$37,089	$109,650
Less: Purchase of property and equipment	4,916	5,999	6,672
Add: Proceeds from the disposition of property and equipment	—	1,669	123
Free Cash Flow	$978	$32,759	$103,101
ABL Revolver and Senior Secured Term Loan B

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). The ABL Credit Agreement amends and restates the Loan and Security Agreement dated as of August 29, 2017. The ABL Revolver matures on July 19, 2027. Total borrowing capacity under the ABL Revolver was $132.4 million, net of the impact of outstanding letters of credit $2.6 million.

As of December 31, 2022, there were no amounts outstanding under the ABL Revolver.

The ABL Credit Agreement may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver will mature on July 19, 2027. Interest shall accrue on outstanding borrowings at a rate equal to SOFR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum will be payable on the portion of the ABL Revolver not in use at any given time. The unused line fee was 0.375% at December 31, 2022. The interest rate for the ABL Revolver was 7.8% at December 31, 2022.

Senior Secured Term Loan B:

On November 22, 2022, the Company entered into an amendment on its existing $330 million Senior Secured Term Loan (the "Term Loan Amendment"), borrowing an additional $105.0 million that was added to the existing $330 million Senior Secured Term Loan (the “Term Loan Agreement”). There was $428.1 million outstanding under the Term Loan Agreement, as amended as of December 31, 2022.

The Term Loan Amendment amends and supplements the Term Loan Agreement, dated as of December 23, 2020 and provides for, among other things, $105 million in new incremental commitments. The Term Loan Agreement and Term Loan Amendment amortizes in equal quarterly installments of 0.25% with the balance payable in December 2027, when the facility matures. Subject to securing additional lender commitments, the Term Loan Agreement allows for incremental increases in facility size up to an aggregate of $85.0 million, plus an additional amount such that the Company's Secured Leverage Ratio (as defined in the Term Loan Agreement) would not exceed 3.75 to 1.00. Interest accrues on the Term Loan at a rate equal to SOFR plus a margin of 5.25% for the SOFR Loans (as defined in the Term Loan Amendment). We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, reducing to 25%, if our total leverage ratio is no more than 3.00 to 1.00 and 0%, if our total leverage ratio is no more than 2.50 to 1.00.

The interest rate for the Term Loan was 10.0% as of December 31, 2022.

Financial Covenants:

The Company's principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which the Company is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2022, the Company was in compliance with this covenant with a consolidated Fixed Charge Coverage Ratio of 3.59 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $30 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2022, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2022	5.00:1.00
March 31, 2023	5.00:1.00
June 30, 2023 and each Fiscal Quarter thereafter	4.75:1.00
EBITDA as defined under the Term Loan B Agreement for financial covenant purposes means, without duplication, for any period of determination, the sum of, consolidated net income during such period; plus to the extent deducted from consolidated net income in such period: (i) income tax expense, (ii) franchise tax expense, (iii) interest expense, (iv) amortization and depreciation during such period, (v) all non-cash charges and adjustments, and (vi) non-recurring cash expenses related to the Term Loan, provided, that if the Company acquires or disposes of any property during such period (other than under certain exceptions specified in the Term Loan B Agreement, including the sale of inventory in the ordinary course of business, then EBITDA shall be calculated, after giving pro forma effect to such acquisition or disposition, as if such acquisition or disposition had occurred on the first day of such period.
As of December 31, 2022, the Company’s consolidated Secured Leverage Ratio was 2.83 to 1.00.

The ABL Loans and the Term Loan are secured by substantially all of the assets of the Company.

Borrowings (in thousands):

	December 31, 2022	December 31, 2021	Increase (Decrease)
Current portion of long-term debt	$4,369	$3,300	$1,069
Long-term debt	423,764	323,400	100,364
Total debt	$428,133	$326,700	$101,433
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

Borrowing Capacity (in thousands):

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows:

	December 31, 2022	December 31, 2021	Increase (Decrease)
Total borrowing capacity	$135,000	$135,000	$—
Less : ABL	—	—	—
Less : Outstanding letters of credit	2,620	3,267	(647)
Total amount available	$132,380	$131,733	$647
Contractual Obligations

The impact that our contractual obligations as of December 31, 2022 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current portion (1)	$4,369	$8,737	$415,026	$—	$428,132
Operating lease obligations	21,400	27,400	12,550	4,740	66,090
Estimated interest payments (2)	18,690	36,812	36,053	—	91,555
Total	$44,459	$72,949	$463,629	$4,740	$585,777
(1) Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustment.
(2) Assumes interest rates in effect at December 31, 2022. Assumes debt is paid on maturity date and not replaced.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify customers from any losses incurred relating to the services we perform. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnities have been immaterial.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements of the Company are prepared in accordance with US GAAP, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company's Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

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

The Company has customers that operate in the energy industry. The cyclical nature of the industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations.

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts under the aging schedule method, and an individual assessment of each invoice. Under this method, a historical credit loss rate is determined by age bucket or how long a receivable has been outstanding. The historical loss rates for each respective age bucket are then adjusted for current conditions using reasonable and supportable data points. The overall allowance is adjusted accordingly based upon historical experience and economic factors that impact our business and customers. At December 31, 2022, the allowance was approximately 2.3% of the gross accounts receivable. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill, Other Intangible Assets, and Long-Lived Assets

The Company tests goodwill and other intangible assets for impairment on an annual basis in the fourth quarter and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

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

For the twelve months ended December 31, 2020, goodwill was evaluated for impairment at the reporting unit level. The Company had four goodwill reporting units: Service Centers, Innovative Pumping Solutions, Canada and Supply Chain Services. The Company determined the fair values of two reporting units with goodwill were below their carrying values, resulting in a $36.4 million goodwill impairment, which was included in impairments and other charges in the consolidated statement of operations. As the world and the economy began to reopen during 2021, the lifting of mandates and the dissemination of vaccines eased the impacts of the pandemic. In light of these improvements, we performed an assessment of our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value and therefore no impairment of goodwill was recorded for 2022 and 2021.

Innovative Pumping Solutions

The oil and gas industry experienced unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. These factors, along with the continued impact of COVID-19, constituted a triggering event and required a goodwill impairment analysis for our manufacturing reporting unit. With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, the results of the impairment test indicated that the carrying amount of the manufacturing reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of its remaining goodwill was required. Significant assumptions inherent in the valuation methodologies for goodwill impairment calculations included, but were not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and the cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Company applied a hypothetical 100 bps reduction in the weighted average cost of capital, and separately, increased the revenue projections by 10 percent, holding other factors steady. Even with more favorable assumptions, the results of these sensitivity analyses led the Company to record a non-cash impairment charge of $16.0 million for goodwill during the twelve months ended December 31, 2020. As described above, no impairment of goodwill was recorded for 2022 and 2021.

Canada

In 2020, as a result of the reductions in capital spending for oil and gas producers and processors and the economic repercussions from the COVID-19 pandemic, we determined those events constituted a triggering event that required us to review the recoverability of our long-lived assets and perform an interim goodwill impairment assessment as of July 31, 2020. Our review resulted in the recording of impairments and other charges during the third quarter of 2020. As a result of our goodwill impairment assessments, we determined that the fair value of our Canadian reporting unit was lower than its net book value and, therefore, resulted in a partial goodwill impairment. The enterprise value of the Canadian reporting unit at July 31, 2020 was less than its carrying value by approximately 40 percent. This resulted in a partial goodwill impairment of approximately $20.5 million for Canada. Per the impairment test and respective sensitivity analyses, it was noted that a decrease of approximately 480 basis points in the pre-tax discount rate and an approximately 150 basis points increase in our revenue long-term growth rate projections would cause the Canada business enterprise value to increase to the level of its carrying value and thus avoid a full impairment. The easing of restrictions and the distribution of vaccines contributed to significant improvements in 2021. As a result, no impairment of goodwill was recorded for 2022 and 2021.

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

Revenue Recognition

In our Innovative Pumping Solutions segment, a substantial portion of our sales to customers are pursuant to contracts to assemble, fabricate and or deliver tangible assets to customer specifications that can range from three to eighteen months or more. We account for these contracts under the percentage-of-completion method of accounting, which is an input method as defined by ASC 606, Revenue Recognition. Under this method, we recognize sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires the Company to estimate the project costs at completion. We are required to make assumptions relating to items such as cost of materials, labor productivity and cost, and overhead.

Management performs detailed quarterly reviews of all of our open contracts. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. The percentage-of-completion method requires that we estimate project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and assumptions relating to terms such as estimated cost of materials, labor productivity and cost, and overhead. The uncertainty as to the future availability of materials and labor resources could affect the Company's ability to accurately estimate future contract costs.

Management continues to monitor and update project cost estimates quarterly for all open contracts. A significant change in an estimate on several projects could have a material effect on our financial position and results of operations.

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for the acquisitions completed in fiscal year 2022. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Some of our acquisitions may include additional compensation such as contingent consideration. Contingent consideration is a financial liability recorded at fair value upon acquisition. The amount of contingent consideration to be paid is based on the occurrence of future events, such as the achievement of certain revenue or earnings milestones of the target after consummation. Accordingly, the estimate of fair value contains uncertainties as it involves judgment about the likelihood and timing of achieving these milestones as well as the discount rate used. Changes in fair value of the contingent consideration obligation result from changes to the assumptions used to estimate the probability of success for each milestone, the anticipated timing of achieving the milestones and the discount period and rate to be applied. A change in any of these assumptions could produce a different fair value, which could have a material impact on the results from operations. The impact of changes in key assumptions is described in Note 5 - Fair Value of Financial Assets and Liabilities.

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

Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable rate debt. To reduce our interest rate risk we may enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate our exposure. As of December 31, 2022, we had no interest rate hedges in place. Based on a sensitivity analysis as of December 31, 2022, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2022 than in 2021, interest expense, would fluctuate by $4.3 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2021, had short-term interest rates averaged 100 basis points higher (lower) in 2021 than in 2020, it was estimated that interest expense would have fluctuated by approximately $3.3 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding each year.

Foreign Currency Risk
We are exposed to foreign currency risk from our Canadian operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt and other liabilities denominated or issued in the foreign currency. To monitor our currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average 10% devaluation in the Canadian dollar exchange rate during 2022 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $0.4 million on our Consolidated Statement of Operations.

Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DXP Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of DXP Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) an effective control environment due to a lack of a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately, and an appropriate level of knowledge and experience to establish effective processes and controls, (ii) effective controls over the timely clearing of discrepancies arising from the three-way-match process of matching purchase orders, invoices, and item receipts, (iii) effective controls over the completeness, occurrence, cut-off, accuracy and presentation and disclosure of revenue, and (iv) effective controls to ensure appropriate segregation of duties and adequately review user access to transactions within business processes relevant to significant accounts and disclosures within the general ledger system across the Company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Sullivan Environmental Technologies, Inc. (Sullivan), Cisco Air Systems, Inc. (Cisco), Drydon Equipment, Inc. (Drydon), and Burlingame Engineers, Inc. (Burlingame) from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded Sullivan, Cisco, Drydon, and Burlingame from our audit of internal control over financial reporting. Sullivan, Cisco, Drydon, and Burlingame are wholly-owned subsidiaries whose total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 3% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs to Complete Contracts - Innovative Pumping Solutions Segment

As described in Note 2 to the consolidated financial statements, revenue recognized under the percentage-of-completion method was $213.3 million for the year ended December 31, 2022. As disclosed by management, a substantial portion of the Innovative Pumping Solutions segment sales are made pursuant to contracts to fabricate tangible assets to customer specifications that can range from three to eighteen months or more. The Company accounts for these contracts under the percentage-of-completion method of accounting, which is an input method as defined by ASC 606, Revenue Recognition. Under this method, the Company recognizes sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires management to estimate the project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and assumptions relating to items such as cost of materials, labor productivity and cost, and overhead.

The principal considerations for our determination that performing procedures relating to the estimated costs to complete contracts used in revenue recognition for the Innovative Pumping Solutions segment is a critical audit matter are (i) the significant judgment by management when determining the estimated costs to complete the contracts and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the significant assumption related to the estimated cost of materials. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and testing management’s process for determining the estimated costs to complete the contracts for a sample of contracts, which included evaluating the reasonableness of the significant assumption used by management related to the estimated cost of materials. Evaluating management's ability to reasonably estimate costs to complete contracts involved (i) obtaining and inspecting executed purchase orders and agreements, (ii) evaluating the reasonableness of the significant assumption related to estimated cost of materials by considering customer specifications and associated vendor quotes, and (iii) performing a comparison of the originally estimated and actual costs incurred on similar completed contracts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
April 17, 2023

We have served as the Company’s auditor since 2022.

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

/s/ McConnell & Jones LLP

We served as the Company’s auditor in 2021.

Houston, Texas
April 5, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
DXP Enterprises, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), equity, and cash flows of DXP Enterprises, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/Moss Adams LLP

Houston, Texas

March 18, 2021, except for the effects of the correction of errors previously disclosed in the restated December 31, 2020 financial statements, as to which the date is October 21, 2021.

We served as the Company’s auditor from 2017 to 2021.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020

Sales	$1,480,832	$1,113,921	$1,005,266
Cost of sales	1,058,794	785,415	728,070
Gross profit	422,038	328,506	277,196
Selling, general and administrative expense	324,286	288,649	244,981
Impairment and other charges	—	—	59,883
Income (loss) from operating	97,752	39,857	(27,668)
Other expense (income), net	2,716	(414)	74
Interest expense	29,135	21,089	20,571
Income (loss) before income taxes	65,901	19,182	(48,313)
Provision for income tax expense (benefit)	17,799	3,431	(18,696)
Net income (loss)	48,102	15,751	(29,617)
Net loss attributable to noncontrolling interest	(53)	(745)	(348)
Net income (loss) attributable to DXP Enterprises, Inc.	48,155	16,496	(29,269)
Preferred stock dividend	90	90	90
Net income (loss) attributable to common shareholders	48,065	16,406	(29,359)

Net income (loss)	48,102	15,751	(29,617)
Cumulative translation adjustment, net of income taxes	(2,393)	747	2,337
Comprehensive income (loss)	$45,709	$16,498	$(27,280)

Earnings (loss) per share (Note 13)
Basic	$2.58	$0.87	$(1.65)
Diluted	$2.47	$0.83	$(1.65)
Weighted average common shares outstanding:
Basic	18,631	18,949	17,748
Diluted	19,471	19,789	17,748

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$46,026	$48,989
Restricted cash	91	91
Accounts receivable, net of allowances for doubtful accounts of $7,610 and $7,759	320,880	218,137
Inventories	101,392	100,894
Costs and estimated profits in excess of billings	23,588	17,193
Prepaid expenses and other current assets	21,644	9,522
Federal income taxes receivable	2,493	9,748
Total current assets	$516,114	$404,574
Property and equipment, net	45,964	51,880
Goodwill	333,759	296,541
Identified Intangibles, net	79,585	79,205
Operating lease ROU assets	57,402	57,221
Other long-term assets	4,456	4,806
Total assets	$1,037,280	$894,227
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4,369	$3,300
Trade accounts payable	100,784	77,842
Accrued wages and benefits	26,260	23,006
Customer advances	20,128	12,924
Billings in excess of costs and estimated profits	10,411	3,581
Short-term operating lease liabilities	18,083	18,203
Other current liabilities	32,866	42,206
Total current liabilities	$212,901	$181,062
Long-term debt, net of current maturities and unamortized debt issuance costs	409,205	315,397
Long-term operating lease liabilities	40,189	39,922
Other long-term liabilities	4,701	3,603
Deferred income taxes	4,892	7,516
Total long-term liabilities	$458,987	$366,438
Total liabilities	$671,888	$547,500
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,690,069 and 18,580,364 outstanding	345	195
Additional paid-in capital	213,937	206,772
Retained earnings	250,549	202,484
Accumulated other comprehensive loss	(31,675)	(29,282)
Treasury stock, at cost 2,435,352 and 1,184,648 shares	(67,780)	(33,511)
Total DXP Enterprises, Inc. equity	$365,392	$346,674
Noncontrolling interest	—	53
Total equity	$365,392	$346,727
Total liabilities and equity	$1,037,280	$894,227
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,102	$15,751	$(29,617)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	9,585	9,946	10,396
Impairment and other charges	—	—	59,883
Amortization of intangible assets and deferred financing costs	20,757	18,755	14,162
Bad debt expense	659	67	1,194
Payment of contingent consideration liability in excess of acquisition-date fair value	(781)	(45)	(136)
Fair value adjustment on contingent consideration	2,311	504	(395)
Loss on extinguishment and modification of debt	—	—	2,288
Gain on sale of property and equipment	—	(282)	—
Stock compensation expense	1,850	1,823	3,532
Deferred income taxes	(7,541)	6,140	(14,732)
Loss on sale of interest in VIE	1,193	—	—
Changes in operating assets and liabilities, and other:
Change in accounts receivable, net	(93,940)	(43,736)	44,884
Accounts payable and accrued expenses	35,965	27,004	(15,345)
Inventories	2,072	(5,290)	22,414
Other	(14,338)	6,452	11,122
Net cash provided by operating activities	$5,894	$37,089	$109,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,916)	(5,999)	(6,672)
Proceeds from the sale of property and equipment	—	1,669	123
Acquisition of businesses, net of cash acquired	(48,506)	(64,693)	(115,247)
Net cash used in investing activities	$(53,422)	$(69,023)	$(121,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	827,152	—	—
Payments on revolving credit facilities	(827,152)	—	—
Proceeds from debt	105,000	—	330,000
Principal debt payments	(3,567)	(3,300)	(244,375)
Debt issuance costs	(8,398)	—	(7,268)
Issuance of Common Stock- shares sold in public market	—	—	1,142
Purchase of treasury stock	(47,872)	(33,511)	—
Payment for contingent consideration liability	(469)	(955)	(1,864)
Preferred dividends paid	(90)	(90)	(90)
Payment for employee taxes withheld from stock awards	(292)	(637)	(139)
Net cash provided by (used in) financing activities	$44,312	$(38,493)	$77,406
Effect of foreign currency on cash	253	88	(168)
Net Change In Cash	$(2,963)	$(70,339)	$65,092
Cash and restricted cash at Beginning of Year	49,080	119,419	54,327
Cash and restricted cash at End of Year	$46,117	$49,080	$119,419

The accompanying notes are an integral part of these consolidated financial statements.
DXP ENTERPRISES, INC. AND SUBSIDIARIES (CONTINUED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$25,321	$19,531	$13,321
Cash paid for income taxes	26,179	6,120	6,277

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for acquisitions (Note 17)	5,757	13,524	29,366
Share repurchase agreement (Note 15)	$—	$13,603	$—

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Series A preferred Stock	Series B preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Treasury stock	Non controlling interest	Accum Other Comp (Loss)	Total equity
Balance at December 31, 2019	$1	$15	$174	$157,886	$215,664	$—	$1,146	$(32,366)	$342,520
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	3,532	—	—	—	—	3,532
Tax related items for share based awards	—	—	—	(139)	—	—	—	—	(139)
Issuance of shares of common stock-Acquisition	—	—	15	29,351	—	—	—	—	29,366
Issuance of shares of Common stock-Shares sold in public market	—	—	—	1,142	—	—	—	—	1,142
Cumulative translation adjustment	—	—	—	296	(227)	—	—	2,337	2,406
Net loss	—	—	—	—	(29,269)	—	(348)	—	(29,617)
Balance at December 31, 2020	$1	$15	$189	$192,068	$186,078	$—	$798	$(30,029)	$349,120
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,767	—	—	—	—	1,767
Stock compensation expense	—	—	—	56	—	—	—	—	56
Tax related items for share based awards	—	—	—	(637)	—	—	—	—	(637)
Issuance of shares of common stock	—	—	6	13,518	—	—	—	—	13,524
Cumulative translation adjustment	—	—	—	—	—	—	—	747	747
Purchase of treasury stock	—	—	—	—	—	(33,511)	—	—	—
Net income (loss)	—	—	—	—	16,496	—	(745)	—	15,751
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(29,282)	$346,727
Dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,850	—	—	—	—	1,850
Tax related items for share based awards	—	—	—	(292)	—	—	—	—	(292)
Issuance of shares of common stock	—	—	150	5,607	—	—	—	—	5,757
Cumulative translation adjustment	—	—	—	—	—	—	—	(2,393)	(2,393)
Purchase of treasury stock	—	—	—	—	—	(34,269)	—	—	(34,269)
Noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	48,155	—	(53)	—	48,102
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(67,780)	$—	$(31,675)	$365,392

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996. The Company and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to customers serving a variety of end markets. Additionally, the Company provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers (“SC”), Supply Chain Services (“SCS”) and Innovative Pumping Solutions (“IPS”). See Note 22 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation
The Company’s financial statements are prepared in accordance with US GAAP. The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries.

The Company was the primary beneficiary of a VIE in which it owned 47.5% of the VIE's equity. The Company consolidated the VIE within its financial statements. In November 2022, the Company sold its interest in the VIE and ceased the consolidation of the VIE within the Company's financial statements. The losses associated with the VIE that occurred prior to the deconsolidation are included in the consolidated statements of operations and comprehensive income and loss. These losses were $0.2 million, $0.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

All intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations
We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. For material acquisitions, we engage third-party valuation specialists to assist us in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate in the reporting period in which the adjustment amounts are determined based on facts and circumstances that existed as of the acquisition date, as applicable. An income, market, or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination.

We expense acquisition-related costs as incurred in connection with each business combination.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the United States and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon management’s best estimate of the collectability of such accounts under the current expected credit losses model. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

Changes in this allowance for 2022, 2021 and 2020 are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$7,759	$8,628	$8,929
Charged to costs and expenses	659	67	1,194
Charged to other accounts(1)	(38)	12	21
Deductions(2)	(770)	(948)	(1,516)
Balance at end of year	$7,610	$7,759	$8,628
(1) Primarily due to translation adjustments
(2) Uncollectible accounts written off, net of recoveries

Inventories
Inventories consist principally of equipment purchased for resale or finished goods and are priced at lower of cost or net realizable value, cost being primarily determined using the weighted average cost method. The Company regularly reviews inventory to evaluate continued demand and records provisions for the difference between cost and net realizable value arising from excess and obsolete items on hand. Provisions are provided against inventories for estimated excess and obsolescence based upon the aging of the inventories and market trends and are applied as a reduction in cost of the associated inventory.

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
Impairment of Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis in the fourth quarter and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its reporting units and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Should the reporting unit's carrying amount exceed the fair value, then an impairment charge for the excess would be recognized. The impairment charge is limited to the amount of goodwill allocated to the reporting unit and goodwill will not be reduced below zero. The Company performed qualitative tests and determined no impairment of goodwill was required in 2022 and 2021. For the twelve months ended December 31, 2020, goodwill was evaluated for impairment at the reporting unit level resulting in a $36.4 million goodwill impairment which was included in impairment charges in the consolidated statement of operations.

Impairment of Long-Lived Assets, Excluding Goodwill
The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets was required in 2022 and 2021. For the twelve months ended December 31, 2020, long-lived assets were evaluated for impairment resulting in a $4.8 million long-lived assets impairment which was included in impairment charges in the consolidated statement of operations.

Revenue Recognition
The Company primarily provides purchased products distributed through its branch of local Service Centers and or provides services through its local branch network and recognizes revenue at a point in time when control of the product or service performed transfers to the customer, typically upon shipment or completion from a DXP facility or directly from a supplier. Revenue is measured at the amount of consideration expected to be received in exchange for the products and services provided, net of allowances for product returns, and any taxes collected from customers that will be remitted to governmental authorities. The Service Centers segment primarily provides a wide range of maintenance, repair and operating (MRO) products, equipment and integrated services, including logistics capabilities, to industrial customers. The Supply Chain Services segment also provides a wide range of MRO products as well as manages all or part of various customers' supply chain, including warehouse and inventory management services. Revenue is recognized upon the completion of our performance obligation(s) under the sales agreement. The majority of the Service Centers and Supply Chain Services segment revenues originate from the satisfaction of a single performance obligation--the delivery of products. Revenues are recognized when an agreement is in place, the performance obligations under the contract have been satisfied, and the price or consideration to be received is fixed and allocated to the performance obligation(s) in the contract. We believe our performance obligation has been satisfied when title passes to the customer or services have been rendered under the contract. Revenues are recorded net of sales taxes. The Company reserves for potential customer returns based upon historical levels.

The Company also assembles, kits, fabricates and assembles custom-made pump packages, remanufactures pumps, and manufactures branded private label pumps substantially within our Innovative Pumping Solutions segment. For binding agreements to assemble, fabricate and direct tangible assets to customer specifications, the Company recognizes revenues over time when the customer is able to direct the use of and obtain substantially all of the benefits of the work performed. This occurs when the products have no alternative use for us and we have a right to payment for the work completed to date plus a reasonable profit margin. Contracts include cancellation provisions that require the customer to reimburse us for costs incurred through the date of cancellation. We recognize revenue for these contracts using the percentage of completion method, an "input method" as defined by ASC 606, "Revenue from Contracts with Customers". Under this method, we recognize sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires the Company to estimate the project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and estimated cost of materials, labor productivity and cost, and overhead. Percentage of completion revenues were $213.3 million for the twelve months ended December 31, 2022.

Additionally, revenue in the fourth quarter included an out-of-period adjustment that increased revenue by $21.2 million, of which $10.6 million relates to the year ended December 31, 2021. The impact of this out-of-period adjustment was an increase to income before income taxes of $5.6 million and $3.0 million for the fourth quarter in 2022 and the year-ended December 31, 2022, respectively. We evaluated the impact of this error on our previously issued financial statements, assessing both quantitatively and qualitatively, and concluded the error was not material to any of our prior period or the current period financial statements.

Shipping and Handling Costs
The Company classifies shipping and handling charges billed to customers as sales. Shipping and handling charges paid to others are classified as a component of cost of sales.

Self-insured Insurance and Medical Claims
We generally retain up to $100,000 of risk for each claim for workers compensation, general liability, automobile, and property loss. We accrue for the estimated loss on the self-insured portion of these claims. The accrual is adjusted quarterly based upon reported claims information. The actual cost could deviate from the recorded estimate.

We generally retain up to $175,000 of risk on each medical claim for our employees and their dependents with the exception of less than 0.05% of employees where a higher risk is retained. We accrue for the estimated outstanding balance of unpaid medical claims for our employees and their dependents. The accrual is adjusted monthly based on recent claims experience. The actual claims could deviate from recent claims experience and could be materially different from the accrual.

The accrual for these claims at December 31, 2022 and 2021 was approximately $2.9 million and $2.8 million, respectively.

Cost of Sales and Selling, General and Administrative Expense
Cost of sales includes product and product related costs, inbound freight charges, internal transfer costs, and depreciation. Selling, general and administrative expense includes purchasing and receiving costs, inspection costs, warehousing costs, depreciation, and amortization.

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

Accounting for Uncertainty in Income Taxes
A position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examination by tax authorities for years prior to 2016. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

NOTE 4 - LEASES

We lease office space, warehouses, land, automobiles, office, and manufacturing equipment. All of our leases are classified as operating leases. Our leases have remaining lease terms within 1 month to 9 years, some of which include options to extend the leases for up to 14 years. The exercise of lease renewal options is at our sole discretion. Our lease agreements do not include options to purchase the leased property. Lease costs recognized in Selling, general, and administrative expense was $24.5 million and $24.2 million for the years ended December 31, 2022 and 2021, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Lease
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,584	$20,142
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$22,917	$24,735
Supplemental balance sheet information related to leases was as follows (in thousand):

Lease	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$57,402	$57,221

Liabilities
Current operating	Short-term operating lease liabilities	18,083	18,203
Non-current operating	Long-term operating lease liabilities	40,189	39,922
Total operating lease liabilities		$58,272	$58,125
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating leases (*)
2023	$21,400
2024	15,841
2025	11,559
2026	8,096
2027	4,454
Thereafter	4,740
Total lease payments	66,090
Less: imputed interest	7,818
Present value of lease liabilities	$58,272
(*) Operating lease payments exclude $0.2 million and $0.5 million of minimum lease payments for leases signed but not yet commenced as of December 31, 2022 and December 31, 2021, respectively.

Rental expense for operating leases was $24.5 million, $24.2 million and $23.4 million for the years ended December, 2022, 2021 and 2020, respectively.

Lease term and discount rate	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Weighted average remaining lease term (years)
Operating lease	4.10	4.53
Weighted average discount rate
Operating lease	6.5%	6.5%

For the twelve months ended December 31, 2022, the Company incurred approximately $1.9 million in lease expenses to entities controlled by the Company's Chief Executive Officer, David Little and family.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include management's assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 inputs as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumptions used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.

As of December 31, 2022, we recorded liabilities in other current and long-term liabilities for contingent consideration associated with the acquisitions of PMI, Burlingame, Drydon, Cisco and Sullivan of $1.2 million, $0.5 million, $2.8 million, $4.7 million and $1.0 million, respectively. See further discussion at Note 17 - Business Acquisitions. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the twelve months ended December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
*Balance at December 31, 2021	$905
Acquisitions and settlements:
Acquisitions (Note 17)	8,200
Settlements	(1,250)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	2,311
*Balance at December 31, 2022	$10,166

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at December 31, 2022.	2,311
*Amounts included in other current liabilities were $5.5 million and $0.5 million for the periods ending December 31, 2022 and December 31, 2021, respectively. Amounts included in long-term liabilities were $4.7 million and $0.4 million for the periods ending December 31, 2022 and December 31, 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (PMI, Burlingame, Drydon, Cisco and Sullivan acquisitions)	$10,166	Discounted cash flow and weighted probability of possible payments	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 7.8%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement. The maximum amount of contingent consideration payable under these arrangements is $10.3 million.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2022 but which require disclosure of their fair values include: cash, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 10). The Company believes that the estimated fair value of such instruments at December 31, 2022 and December 31, 2021 approximates their carrying value as reported on the consolidated balance sheets.

NOTE 6 - INVENTORIES

The carrying values of inventories are as follows (in thousands):

	December 31, 2022	December 31, 2021

Finished goods	$82,906	$80,329
Work in process	18,486	20,565
Inventories	$101,392	$100,894

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

Costs and estimated profits on uncompleted contracts and related amounts billed for 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Costs incurred on uncompleted contracts	$70,329	$41,329
Estimated profits, thereon	23,274	17,143
Total	93,603	58,472
Less: billings to date	80,421	44,859
Net	$13,182	$13,613
Such amounts were included in the accompanying Consolidated Balance Sheets for 2022 and 2021 under the following captions (in thousands):

	December 31,
	2022	2021
Costs and estimated profits in excess of billings	$23,588	$17,193
Billings in excess of costs and estimated profits	(10,411)	(3,581)
Translation Adjustment	5	1
Net	$13,182	$13,613
During the twelve months ended December 31, 2022, $3.6 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized into revenues. Contract assets and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 8 - PROPERTY AND EQUIPMENT

The carrying values of property and equipment are as follows (in thousands):

	December 31, 2022	December 31, 2021
Land	$2,023	$2,023
Buildings and leasehold improvements	27,642	28,267
Furniture, fixtures and equipment	109,052	114,020
Less – Accumulated depreciation	(92,753)	(92,430)
Total Property and Equipment	$45,964	$51,880
Depreciation expense was $9.6 million, $9.9 million, and $10.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Capital expenditures by segment are included in Note 22 - Segment Reporting.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2022 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2021	$296,541	$79,205	$375,746
Translation adjustment	(1,290)	(136)	(1,426)
Acquisitions	38,508	19,430	57,938
Amortization	—	(18,915)	(18,915)
Balances as of December 31, 2022	$333,759	$79,584	$413,343

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2021 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balances as of December 31, 2020	$249,751	$80,088	$329,839
Translation adjustment	51	55	106
Acquisitions	46,739	16,259	62,998
Amortization	—	(17,197)	(17,197)
Balances as of December 31, 2021	$296,541	$79,205	$375,746

The following table presents the goodwill balance by reportable segment as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Service Centers	$269,106	$239,371
Innovative Pumping Solutions	47,514	40,031
Supply Chain Services	17,139	17,139
Total	$333,759	$296,541
Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

Amortization expense is recognized according to estimated economic benefits and was $18.9 million, $17.2 million, and $12.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

2023	$18,262
2024	15,403
2025	13,941
2026	11,328
2027	9,777
Thereafter	10,873
Total	$79,584
The weighted average remaining estimated life for customer relationships and non-compete agreements are 6.1 and 3.6 years, respectively.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
ABL Revolver	$—	—	$—	—
Term Loan B	428,133	411,008	326,700	325,883
Total Debt	428,133	411,008	326,700	325,883
Less: Current maturities	(4,369)	(4,194)	(3,300)	(3,292)
Total Long-term Debt	$423,764	$406,814	$323,400	$322,591
(1) Carrying value amount does not include unamortized debt issuance costs of $14.6 million and $8.0 million for years ended December 31, 2022 and December 31, 2021 respectively.

ABL Revolver and Senior Secured Term Loan B

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). The ABL Credit Agreement amends and restates the Loan and Security Agreement dated as of August 29, 2017. The ABL Revolver matures on July 19, 2027. During the twelve months ended December 31, 2022, the amount available to be borrowed under our credit facility increased to $132.4 million compared to $131.7 million at December 31, 2021 primarily as a result of outstanding letters of credit.

As of December 31, 2022, there were no amounts outstanding under the ABL Revolver.

Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver will mature on July 19, 2027. Interest shall accrue on outstanding borrowings at a rate equal to SOFR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees ranging from 0.25% to 0.375% per annum will be payable on the portion of the facility not in use at any given time. The unused line fee was 0.375% at December 31, 2022.

The interest rate for the ABL Revolver was 7.8% at December 31, 2022.

Senior Secured Term Loan B:

On November 22, 2022, the Company entered into an amendment on its existing $330 million Senior Secured Term Loan (the "Term Loan Amendment"), borrowing an additional $105 million that was added to the existing $330 million Senior Secured Term Loan (the “Term Loan Agreement”). There was $428.1 million outstanding under the Term Loan Agreement, as amended as of December 31, 2022.

The Term Loan Amendment amends and supplements the Term Loan Agreement, dated as of December 23, 2020, and provides for among other things, $105 million in new incremental commitments. The Term Loan Agreement and Term Loan Amendment amortizes in equal quarterly installments of 0.25% with the balance payable in December 2027, when the facility matures. Subject to securing additional lender commitments, the Term Loan Agreement allows for incremental increases in facility size up to an aggregate of $85.0 million, plus an additional amount such that the Company's Secured Leverage Ratio (as defined in the Term Loan Agreement) would not exceed 3.75 to 1.00. Interest accrues on the Term Loan at a rate equal to SOFR plus a margin of 5.25% for the SOFR Loans (as defined in the Term Loan Amendment). We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow--reducing to (i.) 25% if our total leverage ratio is no more than 3.00 to 1.00 and (ii.) 0% if our total leverage ratio is no more than 2.50 to 1.00.

The interest rate for the Term Loan was 10.0% as of December 31, 2022.

Financial Covenants:

The Company's principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges.  The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2022, the Company's consolidated Fixed Charge Coverage Ratio was 3.59 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $150 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2022, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2022	5.00:1:00
March 31, 2023	5.00:1:00
June 30, 2023 and each Fiscal Quarter thereafter	4.75:1:00
EBITDA as defined under the Term Loan B Agreement for financial covenant purposes means, without duplication, for any period of determination, the sum of, consolidated net income during such period; plus to the extent deducted from consolidated net income in such period: (i) income tax expense, (ii) franchise tax expense, (iii) interest expense, (iv) amortization and depreciation during such period, (v) all non-cash charges and adjustments, and (vi) non-recurring cash expenses related to the Term Loan, provided, that if the Company acquires or disposes of any property during such period (other than under certain exceptions specified in the Term Loan B Agreement, including the sale of inventory in the ordinary course of business, then EBITDA shall be calculated, after giving pro forma effect to such acquisition or disposition, as if such acquisition or disposition had occurred on the first day of such period.

As of December 31, 2022, the Company’s consolidated Secured Leverage Ratio was 2.83 to 1.00.

Interest on Borrowings

The interest rates on our borrowings outstanding at December 31, 2022 and 2021, including the amortization of debt issuance costs, are as follows:

	December 31,
	2022	2021
ABL Revolver	7.75%	1.85%
Term Loan B	9.95%	5.75%
Weighted average interest rate	9.95%	5.75%

The Company was in compliance with all financial covenants as of December 31, 2022.

Amendment of Previously Existing Credit Agreement

As set forth above, on November 22, 2022, the Company amended and supplemented its previously existing Tern Loan Agreement with the Term Loan Amendment.

The Term Loan Amendment provides for $105 million in new Incremental Term Loan Commitments (as defined in the Term Loan Agreement). The existing and new borrowings under the Term Loan Agreement mature on December 23, 2027 and are priced at Term SOFR plus an applicable margin of 5.25 percent.

Deferred financing costs of $7.9 million were associated with modified and new debt and will be amortized to interest expense using the interest method over the life of the term loan. In connection with the Term Loan Amendment we expensed third-party fees of $2.0 million, which was included in interest expense during 2022.

As of December 31, 2022, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Year	$ Amount
2023	$4,369
2024	4,369
2025	4,369
2026	4,369
Thereafter	410,657
Total	$428,133

NOTE 11 - INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020

Domestic	$59,736	$9,897	$(33,239)
Foreign	6,165	9,285	(15,074)
Total income before taxes	$65,901	$19,182	$(48,313)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020

Current -
Federal	$18,591	$(5,243)	$(6,348)
State	4,501	(522)	(240)
Foreign	2,248	3,056	2,624
Total current	$25,340	$(2,709)	$(3,964)
Deferred -
Federal	(5,875)	5,016	(10,567)
State	(1,083)	1,810	(3,126)
Foreign	(583)	(686)	(1,039)
Total deferred	$(7,541)	$6,140	$(14,732)
Total current and deferred taxes	$17,799	$3,431	$(18,696)

The difference between income taxes computed at the statutory income tax rate and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020

Income taxes computed at federal statutory rate	$13,839	$4,028	$(10,146)
State income taxes, net of federal benefit	2,701	1,017	(2,625)
Foreign taxes	122	186	(493)
Nondeductible expenses	1,158	353	5,617
Enacted rate changes	240	318	670
Research and development tax credit	(250)	(1,036)	(16,879)
Foreign tax credit	—	—	—
Valuation allowance	(1)	1	16
Tax reform deferred tax remeasurement	—	(2,587)	—
Deferred tax liability true up	—	(62)	(551)
Uncertain tax positions	271	871	5,057
Other	(281)	342	638
Total income tax expense (benefit)	$17,799	$3,431	$(18,696)

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$1,570	$1,554
Inventory	4,585	4,747
Federal general business credit carryforward	—	4,237
Texas research and development tax credit carryforward	2,329	2,679
Louisiana research and development tax credit carryforward	10	239
Foreign tax credit carryforward	64	64
Charitable Contribution Carryforward	—	531
Net operating loss carryforward	1,201	786
Capital loss carryforward	4	4
Deferred compensation	—	152
Accruals	6,190	7,005
Business interest expense carryforward	—	389
ROU asset	219	226
Research expenses	16,945	—
Other	—	—
Total deferred tax assets	33,117	22,613
Less valuation allowance	(4)	(4)
Total deferred tax asset, net of valuation allowance	33,113	22,609
Deferred tax liabilities:
Goodwill	(18,439)	(13,474)
Intangibles	(9,553)	(6,813)
Property and equipment	(8,542)	(8,117)
Unremitted foreign earnings	(421)	(421)
Method changes	(225)	(465)
Other	(825)	(835)
Net deferred tax liability	$(4,892)	$(7,516)

The Company records a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. As of December 31, 2022, the valuation allowance primarily relates to federal and foreign capital loss carryforwards.

The following summarizes changes in the balance of valuation allowances on deferred tax assets (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at January 1	$(4)	$(12,813)	$(12,363)
Changes due to federal and foreign capital loss carryforwards	—	12,809	(450)
Balance at December 31	$(4)	$(4)	$(12,813)

Tax carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2022, are as follows (in thousands):

	Domestic	Foreign	Expiration
Net operating loss - foreign	$—	$460	2034 - 2041
Net operating loss - federal	742	—	2036 - 2040
Capital loss carryforward - foreign	—	4	Indefinite
Capital loss carryforward - federal	—	—	2021
Foreign tax credits	64	—	2023 - 2025
Federal general business tax credits	—	—	2026 - 2030
Texas research and development tax credits	2,330	—	2037 - 2040
Louisiana research and development tax credits	$10	$—	2024 - 2025

Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions are as follows (in thousands):

	Assets (Liabilities)
	2022	2021	2020
Balance at January 1,	$(6,316)	$(5,057)	$—
Increases related to prior year tax positions	—	(687)	(5,057)
Decreases related to prior year tax positions	614	—	—
Increases related to current year tax positions	(216)	(572)	—
Balance at December 31,	$(5,918)	$(6,316)	$(5,057)

As of December 31, 2022, the Company had recorded a total tax benefit of $23.3 million related to federal and state research and development tax credits. This benefit is partially offset by $5.9 million uncertain tax position due to the uncertainty related to the realizability of the federal research and development tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the consolidated financial statements consistent with Company's policy. For the year ended December 31, 2022, the Company recorded $0.1 million tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and foreign jurisdictions. The Company has significant operations in the United States and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally open in the United States for the tax years ended after 2016 and outside the United States for the tax years ended after 2015.

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

Under the 2016 Plan approved by our shareholders, directors, consultants and employees may be awarded shares of the Company's common stock. The shares of restricted stock awards granted to employees that are outstanding as of December 31, 2022 vest in accordance with one of the following vesting schedules: 100% one year after the grant date; 50% each year for two years after the grant; 33.3% each year for three years after the grant date; 20% each year for five years after the grant date; or 10% each year for ten years after the date of grant. The shares of restricted stock awards granted to non-employee directors of the Company vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of the Company's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s common stock are issued. At December 31, 2022, 454,732 shares were available for future grant.

Changes in restricted stock awards for the twelve months ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2021	112,044	$31.72
Granted	113,077	$27.48
Forfeited	(8,785)	$31.96
Vested	(58,569)	$31.79
Non-vested at December 31, 2022	157,767	$28.64
Changes in restricted stock awards for the twelve months ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2020	166,976	$32.53
Granted	53,668	$30.95
Forfeited	—	$—
Vested	(108,600)	$32.59
Non-vested at December 31, 2021	112,044	$31.72
Changes in restricted stock awards for the twelve months ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2019	144,250	$32.71
Granted	100,299	$30.91
Forfeited	(16,794)	$28.61
Vested	(60,779)	$31.33
Non-vested at December 31, 2020	166,976	$32.53
Compensation expense, associated with restricted stock awards, recognized in the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $1.9 million, $1.8 million, and $3.5 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were approximately $0.5 million, $0.5 million and $0.9 million, respectively. Unrecognized compensation expense under the 2016 Plan at December 31, 2022, December 31, 2021 and December 31, 2020 was $3.1 million, $2.1 million and $2.2 million, respectively. As of December 31, 2022, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 1.6 years.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2022	2021	2020

Basic:
Weighted average shares outstanding	18,631	18,949	17,748

Net income (loss) attributable to DXP Enterprises, Inc.	$48,155	$16,496	$(29,269)
Convertible preferred stock dividend	(90)	(90)	(90)
Net income (loss) attributable to common shareholders	$48,065	$16,406	$(29,359)
Per share amount	$2.58	$0.87	$(1.65)

Diluted:
Weighted average shares outstanding	18,631	18,949	17,748
Assumed conversion of convertible preferred stock	840	840	—
Total dilutive shares	19,471	19,789	17,748
Net income (loss) attributable to common shareholders	$48,065	$16,406	$(29,359)
Convertible preferred stock dividend	90	90	—
Net income (loss) attributable to DXP Enterprises, Inc.	$48,155	$16,496	$(29,359)
Per share amount	$2.47	$0.83	$(1.65)
Basic earnings per share have been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. The preferred stock is convertible into 840,000 shares of common stock. For the twelve months ended December 31, 2020, we excluded from the diluted EPS calculation 840,000 convertible preferred shares since the effect would have been antidilutive.

NOTE 14 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,222 shares and 15,000 shares outstanding as of December 31, 2022, 2021 and 2020, respectively. The preferred stock did not have any activity during 2022, 2021 and 2020.

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

The activity related to outstanding common stock and common stock held in treasury was as follows:

	December 31,
	2022	2021	2020
Common Stock:	Quantity (in thousands)
Balance, beginning of period	18,468	19,041	17,460
Issuance of shares for compensation net of withholding	47	85	54
Issuance of common stock related to equity distribution agreements	—	—	46
Issuance of common stock related to purchase of businesses	267	527	1,481
Purchase of shares held in treasury	(1,251)	(1,185)	—
Balance, end of period	17,531	18,468	19,041

NOTE 15 - SHARE REPURCHASE

On May 12, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “program”) under which up to $85.0 million worth or 1.5 million shares of its outstanding common stock may be acquired in the open market or through privately negotiated agreements over the next 24 months at the discretion of management. The Company completed the program in December 2022.

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which we may repurchase up to $85.0 million worth, or 2.8 million shares of the Company's outstanding common stock over the next 24 months.

During the twelve months ended December 31, 2022 the Company repurchased 1.3 million shares for approximately $35.2 million compared to 1.2 million shares for approximately $33.5 million for the twelve months ended December 31, 2021.

On June 15, 2021, the Company entered into a negotiated share repurchase agreement to repurchase certain shares of its common stock from certain of its shareholders. Pursuant to the terms of the share repurchase agreement, The Company agreed to pay the shareholders for the repurchased shares over four equal quarterly installments, which are presented within the purchase of treasury stock in the cash flow statement. During the twelve months ended December 31, 2022, there were two installment payments totaling $13.6 million. There are no further installment payments outstanding as of December 31, 2022.

	Twelve Months Ended December 31,
	2022	2021	2020
(in millions, except per share data)
Total number of shares purchased	1.3	1.2	—
Amount paid	$35.2	33.5	—
Average price paid per share	$28.17	28.28	—

NOTE 16 - SALES OF COMMON STOCK

On May 11, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Distribution Agent”) pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering amount of up to $37,500,000 from time to time through the Distribution Agent. Sales, if any, of the Company’s common stock pursuant to the Equity Distribution Agreement will be made in “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the twelve months ended December 31, 2020, the Company issued and sold 46,000 shares of common stock under the Equity Distribution Agreement, with net proceeds totaling approximately $1.1 million, after deducting the Distribution Agent’s commission of approximately $26 thousand. There were no sale of the Company's common stock in 2022 and 2021.

NOTE 17 - BUSINESS ACQUISITIONS

The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into new and attractive markets. The Company has completed a number of acquisitions and the purchases of the acquired businesses have resulted in the recognition of goodwill and other intangible assets in the Company’s Consolidated Financial Statements.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its estimate of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments.

The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The Company from time-to-time engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2022 acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”

2022 Acquisitions

On September 1, 2022, the Company completed the acquisition of Sullivan Environmental Technologies, Inc. ("Sullivan"). Sullivan is a leading distributor for the municipal and industrial water and wastewater treatment industries in the states of Ohio, Kentucky, and Indiana. Sullivan is included within our IPS business segment. Total consideration for the transaction was approximately $6.5 million, funded with a mixture of cash on hand of $4.6 million, the Company's stock valued at approximately $0.9 million and potential contingent consideration of $1.0 million. For the twelve months ended December 31, 2022, Sullivan contributed sales of $1.0 million and operating income of $275 thousand. Goodwill for the transaction totaled approximately $2.5 million.

On May 2, 2022, the Company completed the acquisition of Cisco Air Systems Inc. ("Cisco"). Cisco is a leading distributor of air compressors and related products and services focused on serving the food and beverage, transportation and general industrial markets in the Northern California and Nevada territories. Cisco is included within our SC business segment. The Company engaged third-party valuation specialists to review the Company's critical assumptions such as: anticipated revenues, anticipated cost, discount rates, probability of earn-out payments, and calculations of the fair value of acquired intangible assets and goodwill in connection with the Cisco acquisition. Total consideration for the transaction was approximately $52.3 million, funded with a mixture of cash on hand of $43.4 million, the Company's common stock valued at approximately $4.4 million, and potential contingent consideration of $4.5 million. For the twelve months ended December 31, 2022, Cisco contributed sales of $32.1 million and operating income of $6.5 million. Goodwill for the transaction totaled approximately $30.5 million.

On March 1, 2022, the Company completed the acquisition of Drydon Equipment Inc. ("Drydon"), a distributor and manufacturers’ representative of pumps, valves, controls and process equipment focused on serving the water and wastewater industry in the Midwest. The acquisition of Drydon was funded with cash on hand and an issuance of DXP's common stock. The Company paid approximately $7.9 million, funded with a mixture of cash on hand of $4.9 million, the Company's common stock valued at approximately $441 thousand and contingent consideration of $2.6 million. A majority of Drydon's sales are project-based work. As a result, Drydon has been included in the IPS business segment. For the twelve months ended December 31, 2022, Drydon contributed sales of $5.6 million and operating income of $1.1 million. Goodwill for the transaction totaled approximately $5.3 million.

On March 1, 2022, the Company completed the acquisition of certain assets of Burlingame Engineers Inc. ("Burlingame"), a provider of water and wastewater equipment in the industrial and municipal sectors. Burlingame is included within our SC business segment. The Company paid approximately $1.1 million in cash, the Company's common stock and contingent consideration. For the twelve months ended December 31, 2022, Burlingame contributed sales of $2.9 million and operating income of $604 thousand. Goodwill for the transaction totaled approximately $0.5 million.

2021 Acquisitions

On April 30, 2021, the Company completed the acquisition of Carter & Verplanck, LLC ("CVI"), a distributor of products and services exclusively focused on serving the water and wastewater markets. The acquisition of CVI was funded with cash on hand and an issuance of the Company's common stock. The Company paid approximately $49.7 million in cash and stock. A majority of CVI's sales are project-based work. As a result, CVI has been included in the IPS segment. Goodwill for the transaction totaled approximately $38.3 million.

On July 1, 2021, the Company completed the acquisition of Process Machinery, Inc. ("PMI"), a leading distributor of pumps, mechanical seals, tank, filters and related process equipment that focuses on serving the chemical, power, pulp & paper, mining, metals and food processing industries. PMI is included within our SC business segment. The Company paid approximately $9.6 million in cash, stock and contingent consideration. Goodwill for the transaction totaled approximately $5.3 million.

On September 20, 2021, the Company completed the acquisition of Premier Water LLC ("Premier"). Premier is a leading distributor and provider of products and services exclusively focused on serving the water and wastewater treatment markets primarily in North and South Carolina. Premier is included within our IPS business segment. The Company paid approximately $5.8 million in cash and stock. Goodwill for the transaction totaled approximately $1.4 million.

Pro Forma Financial Results (unaudited)

The following represents the pro forma unaudited revenue and net income as if each of the 2022 acquisitions had been included in the consolidated results of the Company for the full year periods ending December 31, 2022 and 2021, respectively. In addition, the pro forma results also assume that all of the 2021 acquisitions had been consummated as of January 1, 2020. The pro forma information is not necessarily indicative of future results:

	Fiscal Year Ending December 31,
	2022	2021
	($ in thousands)
Revenue	$1,499,119	1,174,387
Net income	$50,983	25,807

Preliminary Purchase Price Allocation and Consideration

The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for the 2022 acquisitions, as well as the fair value of the consideration transferred:

Acquisitions
	Cisco Recognized as of Acquisition Date	Measurement Period Adjustments (1)	Cisco Recognized as of Acquisition Date (As Adjusted)	All Other	Total

Cash	$4,352	$—	$4,352	$743	$5,095
Accounts receivable	5,173	—	5,173	5,952	11,125
Other receivables	—	—	—	52	52
Inventory	3,032	—	3,032	37	3,069
Other current assets	472	(339)	133	4	137
Non-compete agreements	878	(1)	877	504	1,381
Customer relationships	10,730	6,070	16,800	1,249	18,049
Property and equipment	1,187	—	1,187	127	1,314
Operating lease ROU asset	2,168	—	2,168	—	2,168
Other assets	—	—	—	2	2
Assets acquired	$27,992	$5,730	$33,722	$8,670	$42,392
Short-term operating lease liability	(463)	—	(463)	—	(463)
Current liabilities assumed	(5,208)	—	(5,208)	(1,069)	(6,277)
Long-term operating lease liability	(1,705)	—	(1,705)	—	(1,705)
Deferred tax liability	(2,897)	(1,612)	(4,509)	(389)	(4,898)
Net assets acquired	$17,719	$4,118	$21,837	$7,212	$29,049
Total Consideration	52,184	147	52,331	15,556	67,887
Goodwill	$34,465	$(3,971)	$30,494	$8,344	$38,838

(1) The measurement period adjustments primarily related to the final valuation of intangible assets related to the acquisition of Cisco.

Of the $19.4 million of acquired intangible assets, $1.4 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, consistent with the terms of the agreements. In addition, $18.0 million was assigned to customer relationships and will be amortized over a period of 8 years. The goodwill total of $38.8 million is attributable primarily to expected synergies and the assembled workforce of each entity.

In aggregate, the acquisition-date fair value of the consideration transferred for the four businesses acquired in 2022 totaled $67.9 million, which consisted of the following:

Purchase Price Consideration (in millions)	Total Consideration
Cash payments	$53.9
Fair value of stock issued	5.8
Contingent consideration	8.2
Total consideration	$67.9

The fair value of the approximately 267,248 common shares issued was determined based on the closing market price of the Company’s common shares on the respective acquisition date, adjusted for holding restrictions following consummation.

The Company recognized $0.6 million of acquisition related costs that were expensed in the current period. These costs are included in the consolidated income statement in Selling, General and Administrative costs. The Company also recognized an immaterial amount in costs associated with issuing the shares issued as consideration in the business combination. Those costs were deducted from the recognized proceeds of issuance within stockholders’ equity.

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed and working capital reviews are concluded. Adjustments may be made to the fair value of assets acquired and in some cases, total purchase price through the end of each measurement period; generally one year following the applicable acquisition date. Various adjustments to the fair value of assets acquired and in some cases total purchase price, have been made to certain business combinations since the respective dates of acquisition. During the twelve months ended December 31, 2022, we recorded measurement-period adjustments that decreased goodwill by approximately $4.0 million, primarily for changes in intangible assets acquired and deferred tax liability. The impact of these adjustments to the consolidated statement of operations were immaterial.

Goodwill recognized in connection with these acquisitions was attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Goodwill related to asset acquisitions is currently deductible for income tax purposes. Goodwill related to stock acquisitions is capitalized to the stock basis of the acquisition for income tax purposes and is deductible upon disposition of the stock.

Contingent Consideration

The acquisitions of Burlingame, Drydon, Cisco and Sullivan included a contingent consideration arrangement that requires additional consideration to be paid based on the achievement of annual EBITDA targets over a one to three year period. The range of undiscounted amounts the Company may be required to pay under the contingent consideration agreement is between zero and $10.3 million. The combined fair value of the contingent consideration recognized on each acquisition date of $8.2 million was estimated by using a weighted probability of possible payments. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 7.8%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 5 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While the Company is unable to predict the outcome or estimate the financial impact of these disputes, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on its consolidated financial position, cash flows, or results of operations.

NOTE 19 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) plan which is eligible to substantially all employees in the United States. For the year ended December 31, 2022, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $2.8 million, $1.7 million, and $0.7 million to the 401(k) plan in the years ended December 31, 2022, 2021, and 2020, respectively. In March 2020, the Company suspended the employee match program which was reinstated in January 2021.

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders.

During 2012 and 2013, the Company acquired four entities that operate in Canada. These Canadian entities maintain financial data in Canadian dollars. Upon consolidation, the Company translates the financial data from these foreign subsidiaries into U.S. dollars and records cumulative translation adjustments in other comprehensive income. The Company recorded $(2.4) million, $0.7 million and $2.3 million in translation adjustments, net of tax, in other comprehensive income during the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 21 - REVENUE

The Company’s disaggregated revenue represents our business of selling MROP products and services to a variety of end markets based upon our geography and our reportable business segments - Service Centers, Innovative Pumping Solutions and Supply Chain Services. Each of our geographic and reportable business segments are impacted and influenced by varying factors, including the macroeconomic environment, maintenance and capital spending and commodity prices and exploration and production activity. As such, we believe this information is important in depicting the nature, timing and uncertainty of our contracts with customers. The following Geographical Information and Note 22 - Segment Reporting present our revenue disaggregated by source.

Geographical Information
Revenues are presented in geographic area based on location of the facility shipping products or providing services.
The Company’s revenues by geographical location are as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Revenues
United States	$1,402	$1,031	$931
Canada	79	83	74
Total	$1,481	$1,114	$1,005

NOTE 22 – SEGMENT REPORTING

The Company has three operating segments - Service Centers, Innovative Pumping Solutions and Supply Chain Services. These business or operating segments were determined primarily on the distribution channels of the products and services offered as and the nature of the customer markets and the primary driver of the customers spend. Business segments are defined components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker directs the allocation of resources to operating or business segments based on various metrics of each respective segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segments's historical or future expected operating margins; the operating segments's historical or future expected returns on capital; outlook within a specific market; opportunities to grow profitability; new products, services or new customer accounts; confidence in management; and competitive landscape and intensity.

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

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2022
Total Revenue	$1,009,356	$231,102	$240,374	$1,480,832
Operating income for reportable segments, excluding adjustments	127,174	30,037	19,530	176,741
Identifiable assets at year end	746,548	144,352	90,480	981,380
Capital expenditures	1,419	2,506	43	3,968
Depreciation	3,038	4,549	144	7,731
Amortization	12,294	6,621	—	18,915

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2021
Total Revenue	$816,496	$139,591	$157,834	$1,113,921
Operating income for reportable segments, excluding adjustments	98,931	12,070	11,963	122,964
Identifiable assets at year end	642,184	134,374	44,684	821,242
Capital expenditures	999	2,574	25	3,598
Depreciation	3,475	4,270	389	8,134
Amortization	11,107	6,090	—	17,197

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2020
Total Revenue	$662,617	$187,991	$154,658	$1,005,266
Operating income for reportable segments, excluding adjustments	71,834	16,882	12,804	101,520
Identifiable assets at year end	564,921	130,505	56,721	752,147
Capital expenditures	1,254	4,457	—	5,711
Depreciation	3,299	4,441	387	8,127
Amortization	6,989	5,298	—	12,287

	Years Ended December 31,
	2022	2021	2020

Operating income for reportable segments, excluding adjustments	$176,741	$122,964	$101,520
Adjustments for:
Amortization of intangibles	18,915	17,197	12,287
Impairment and other charges	—	—	59,883
Corporate and other expense, net	60,074	65,910	57,018
Total operating income	$97,752	$39,857	$(27,668)
Interest expense	29,135	21,089	20,571
Other expenses (income), net	2,716	(414)	74
Income before income taxes	$65,901	$19,182	$(48,313)
The Company had capital expenditures at corporate of $0.7 million, $2.4 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company had identifiable assets at corporate of $56.8 million, $85.0 million, and $114.1 million as of December 31, 2022, 2021, and 2020, respectively. Corporate depreciation was $1.9 million, $1.8 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 23 – RELATED PARTIES DISCLOSURES

The Board uses policies and procedures, to be applied by the Audit Committee of the Board, for review, approval or ratification of any transactions with related persons. Those policies and procedures will apply to any proposed transactions in which the Company is a participant, the amount involved exceeds $120,000 and any director, executive officer or significant shareholder or any immediate family member of such a person has a direct or material indirect interest. Any related party transaction will be reviewed by the Audit Committee of the Board of Directors to determine, among other things, the benefits of any transaction to the Company, the availability of other sources of comparable products or services and whether the terms of the proposed transaction are comparable to those provided to unrelated third parties.

For the year ended December 31, 2022, the Company incurred approximately $1.9 million in lease expenses to entities controlled by the Company’s Chief Executive Officer, David Little.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), which have been designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were not effective as of December 31, 2022, as a result of the material weaknesses in our internal control over financial reporting detailed below.

Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We have excluded Sullivan Environmental Technologies, Inc ("Sullivan"), Cisco Air Systems, Inc. ("Cisco"), Drydon Equipment, Inc. ("Drydon"), and Burlingame Engineers, Inc. ("Burlingame") from our assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. The total assets and total sales of these wholly-owned subsidiaries collectively represent approximately 3 percent, respectively for each, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2022 as a result of the material weaknesses detailed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness contributed to the following additional material weaknesses:

•The Company did not design and maintain effective controls over the timely clearing of discrepancies arising from the three-way-match process of matching purchase orders, invoices, and item receipts. Specifically, controls were not designed appropriately to ensure that aged items were properly cleared from the sub-ledger and ultimately accounts payable. This material weakness resulted in a restatement of previously reported results related to periods including and prior to December 31, 2020, as previously reported in our Form 10-K for the year ended December 31, 2021. Additionally, this material weakness could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•The Company did not design and maintain effective controls over the completeness, occurrence, cut-off, accuracy and presentation and disclosure of revenue. Specifically, for revenue recognized under the percentage-of-completion input method, controls were not designed and maintained to ensure accuracy of the costs-to-date, estimates of the cost-to-complete and the determination of revenue recognized for certain project-based contracts. Additionally, within the Company's product sales and service revenue streams, controls were not designed and maintained to ensure the accuracy of the price and quantity, including the approval of credit memos, the existence of a customer contract, and appropriate cut-off during the revenue recognition process. This material weakness resulted in immaterial audit adjustments related to revenue and related contract assets and liabilities during the years ended December 31, 2021 and 2022, and out-of-period adjustments related to revenue during the year ended December 31, 2022. Additionally, this material weakness could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•The Company did not design and maintain effective controls to ensure appropriate segregation of duties and adequately review user access to transactions within business processes relevant to significant accounts and disclosures within the general ledger system across the Company. Specifically, the Company did not design and maintain effective controls over user roles and segregation of duties for functional access to transactions. As a result, there was a lack of segregation of duties within the Company's financial reporting function, specifically within the accounts payable, revenue, and journal entry processes. This material weakness did not result in adjustments to the consolidated financial statements. However, this material weakness could result in a material misstatement to the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our Consolidated Financial Statements as of December 31, 2022 and for the year then ended and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 as stated in their reported which appears in Item 8 of this Form 10-K.

REMEDIATION PLAN

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. Our planned remediation efforts related to the above identified material weaknesses include, but are not limited to:

•engaging external resources to assist with remediation efforts and internal control execution, as well as to provide additional training to existing personnel;
•hiring additional and retaining key internal resources with the appropriate knowledge and technical expertise to effectively operate financial close and reporting processes and controls over complex technical accounting matters;
•reviewing existing systems and capabilities to determine their adequacy for operations, accounting and IT;
•implementing improved accounting, operations and IT policies, procedures and control activities for key processes and systems which impact our financial reporting; and
•performing additional training to ensure a clear understanding of risk assessment, controls and monitoring activities related to processes and systems related to financial reporting.

We began implementing certain of these measures in the second quarter of 2022 and continued to develop remediation plans and implemented additional measures throughout 2022. These measures included:

•hiring a new Director of Accounts Payable and designing and implementing new processes to ensure that the Company does not have any untimely balances in accounts payable; and
•designing and implementing processes and controls to ensure that the costs-to-date and estimates of the cost-to-complete for certain project-based contracts were improved and supported by automated processes and reporting.

While the Company has begun to implement the remediation steps detailed above, the Company has further steps to consider before remediation is complete. Material weaknesses cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. See the section titled “Risk Factors"—we identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

10.9
Amended and Restated Loan and Security Agreement, dated as of July 19, 2022, by and among the Company and the other persons party thereto, as borrowers, the other persons party thereto from time to time, as guarantors, Bank of America, N.A., as agent, certain financial institutions, as lenders, Bank of America, N.A., as sole lead arranger and sole bookrunner, and Bank of Montreal, Chicago Branch, as documentation agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 221103189) filed with the Commission on July 25, 2022).

10.10
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

10.11
Equity Distribution Agreement, dated May 11, 2020, by and between the Company and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 20866780) filed with the Commission on May 12, 2020).

10.12
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

10.13
Amendment No. 1 and Joinder Agreement to Term Loan and Security Agreement, dated as of November 22, 2022, among the Company, certain subsidiaries of the Company, as guarantors, the incremental lenders party thereto and Goldman Sachs Bank USA, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 221432621) filed with the Commission on November 29, 2022).

10.14
First Amendment to Amended and Restated Loan and Security Agreement, dated as of November 22, 2022, among the Company, certain of the Company’s US subsidiaries, a borrowers, certain of the Company’s Canadian Subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-21513; 221432621) filed with the Commission on November 29, 2022).

*21.1	Subsidiaries of the Company.

*22.1	Subsidiary Guarantors of Guaranteed Securities.

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of McConnell & Jones LLP, Independent Registered Public Accounting Firm.

*23.3	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

*31.1
Certification of Principal Executive Officer Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended. to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

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

*101
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.

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

Dated: April 17, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	April 17, 2023
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President Corporate Development	April 17, 2023
Kent Yee	Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/Timothy P. Halter	Director	April 17, 2023
Timothy P. Halter

/s/David Patton	Director	April 17, 2023
David Patton

/s/Joseph Mannes	Director	April 17, 2023
Joseph Mannes

/s/Karen Hoffman	Director	April 17, 2023
Karen Hoffman