Form 10-K/A
period 2022-12-31
DXP ENTERPRISES INC
filed 2023-05-01
CIK 1020710

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

Number of shares of registrant's Common Stock outstanding as of March 31, 2023: 17,732,996.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name	Auditor Location	PCAOB ID
PricewaterhouseCoopers LLP	Houston, Texas	238

Auditor Name	Auditor Location	PCAOB ID
McConnell & Jones LLP	Houston, Texas	869

Auditor Name	Auditor Location	PCAOB ID
Moss Adams LLP	Houston, Texas	659

Explanatory Note

DXP Enterprises, Inc. (collectively with its subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A” or this “report”) to amend its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Report”). The Company is filing this Form 10-K/A to include the information required by Items 10 through 14 of Part III of Form 10-K. Capitalized terms used but not otherwise defined in this Amendment shall have the same meanings given to them in the Original Report. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Form 10-K/A to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) the cover page of the Original Report is amended to delete the statement that portions of our definitive proxy statement will be incorporated by reference into Part III of the Original Report, (ii) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended solely to include new certifications of our principal executive officer and principal financial officer as Exhibits 31.3 and 31.4. Except as described above, no other changes have been made to the Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

TABLE OF CONTENTS
DESCRIPTION

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

NAME	DIRECTOR SINCE	PRINCIPAL PROFESSIONAL EXPERIENCE	COMMITTEE MEMBERSHIPS	OTHER PUBLIC COMPANY BOARDS
David R. Little	1996	Chairman, President and CEO, DXP	—	—
Kent Yee	2021	SVP CFO and Secretary, DXP	—	—
Timothy P. Halter*	2001	CEO, Halter Financial Group	A, N, C	—
David Patton*	2016	Partner, law firm Locke Lord. Chair Emeritus Energy Practice	A, N, C	—
Joseph R. Mannes*	2020	President and Board member of SAMCO Capital Markets, Inc.	A, N, C	—
Karen Hoffman*	2021	Global Tax Director, Transocean Ltd	A, N, C	—

**= Independent director            N = Nominating and Governance Committee
A = Audit Committee            C = Compensation Committee

Information Regarding Board Nominees and Directors

Background of Board Nominees for Director

DAVID R. LITTLE

SKILLS AND QUALIFICATIONS
• Public company CEO and President	• M&A
• Strategy and operations	• Finance
• Distribution, manufacturing	• Human capital

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

KENT YEE

SKILLS AND QUALIFICATIONS
• Finance and accounting	• M&A
• Strategy and operations	• Human resources
• Distribution, manufacturing	• Capital markets

Mr. Yee has served as a Director of DXP since April 2021. Mr. Yee was appointed Senior Vice President/Chief Financial Officer in June 2017. Currently, Mr. Yee is responsible for acquisitions, finance, accounting, business integrations and human resources of DXP. From March 2011 to June 2017, Mr. Yee served as Senior Vice President Corporate Development and led DXP's mergers and acquisitions, business integration and internal strategic project activities.

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

TIMOTHY HALTER

SKILLS AND QUALIFICATIONS
• M&A	• Global / international experience
• Capital markets	• Compensation / incentives
• Strategic planning	• Entrepreneurship
• Strategy

Mr. Halter has served as a Director of DXP since July 2001. Mr. Halter is the Chairman and Chief Executive Officer of Halter Financial Group, Inc., a position he has held since 1995. Halter Financial Group is a Dallas, Texas based consulting firm specializing in the areas of mergers, acquisitions and corporate finance. Mr. Halter brings to our Board extensive experience in the area of strategic planning, corporate finance, compensation and entrepreneurship.

JOSEPH R. MANNES, CFA

SKILLS AND QUALIFICATIONS
• CEO and executive leadership	• Capital markets
• Strategy and operations	• Corporate governance
• Finance and technology	• Distribution and manufacturing

Mr. Mannes has served as a Director of DXP since February 2020. Mr. Mannes is the President and a member of the board of directors of SAMCO Capital Markets, Inc., a position he has held since 2010. Prior to that he was the Chief Operating Officer and Managing Director (Corporate Finance) of SAMCO Capital Markets, Inc., which is a regional broker/dealer based in Austin, Texas, specializing in underwriting, financial advisory, and corporate finance. Mr. Mannes brings extensive experience across multiple industries, including banking, investment banking, technology, retail, distribution and manufacturing. Mr. Mannes graduated with an AB from Dartmouth College and an MBA from the Wharton School, graduate division. His experience includes time as a chief financial officer with Clearwire Technologies and E-Certify. He was formerly the Chairman of the Board of Tandy Leather Factory, is currently President of the Provincial Foundation and serves on the boards of various private companies. Mr. Mannes is a Chartered Financial Analyst.

DAVID PATTON

SKILLS AND QUALIFICATIONS
• Legal	• General management
• Corporate governance	• Risk management
• Oil and gas

Mr. Patton has served as a Director of DXP since July 2016.  Mr. Patton is a partner at Locke Lord LLP and Chair-Emeritus of the Locke Lord LLP’s Energy Practice Group where he began his career in 1977.  He has over 40 years of experience in various legal aspects of the oil and gas industry, including acquisitions and sales of assets or equity interests, drafting and negotiating leases, contracts, and agreements related to field operations. David has represented clients in connection with surface use conflicts, day to day exploration and development activities, and the resolution of oil and gas disputes.  He is a frequent speaker on oil and gas issues and is active in the Rocky Mountain Mineral Law Foundation and the State Bar of Texas.  Mr. Patton brings to our Board a diverse business background including extensive knowledge in the oil and gas industry, experience with acquisitions and overall familiarity with issues surrounding managing and leading publicly held companies.

KAREN HOFFMAN, CPA

SKILLS AND QUALIFICATIONS
• Accounting	• General management
• Corporate governance	• Oil and gas
• Tax	• Risk management

Mrs. Hoffman has served as a Director of DXP since November 2021. Mrs. Hoffman is the Global Tax Director for Transocean Ltd., a position she has held since 2020. Prior to Transocean Ltd, she spent eighteen years with PricewaterhouseCoopers LLP with experience in tax accounting and the energy industry. Mrs. Hoffman started her career at PricewaterhouseCoopers LLP.

Mrs. Hoffman graduated with a B.A. from The University of Texas in Business Administration and a Masters in Professional Accounting from the graduate division. Mrs. Hoffman is a Certified Public Accountant (CPA).

The following section sets forth the names and background of the executive officers.

Background of Executive Officers

NAME	POSITION	AGE
David R. Little	Chairman of the Board, President and Chief Executive Officer	71
Kent Yee	Senior Vice President/Chief Financial Officer	48
Nick Little	Senior Vice President/Chief Operating Officer	41
Paz Maestas	Senior Vice President/Chief Marketing & Technology Officer	43
David C. Vinson	Senior Vice President/Innovative Pumping Solutions	72
John J. Jeffery	Senior Vice President/Supply Chain Services	55
Todd Hamlin	Senior Vice President/Sales	51
Chris Gregory	Senior Vice President/Chief Information Officer	49

David R. Little. Mr. Little’s biography is provided under “Information Regarding Board Nominees and Directors” above.

Kent Yee. Mr. Yee's biography is provided under "Information Regarding Board Nominees and Directors" above.

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

All officers of DXP hold office until the regular meeting of the Board following the Annual Meeting and until their respective successors are duly elected and qualified or their earlier resignation or removal.

Corporate Governance and Other Board Matters

DXP is committed to having sound corporate governance principles. Having such principles is essential to running DXP’s business efficiently and maintaining DXP’s integrity in the marketplace.

DXP's Internet address is www.dxpe.com. The following corporate governance documents are available on our website by clicking on tabs “Investors” and “Corporate Governance”:

•Code of Conduct
•Code of Ethics for Senior Financial Officers, and
•Charters for the Audit, Compensation and Nominating and Governance of our board.
•The information included in our website is not incorporated herein by reference.

Board Independence

The Board has determined that each of the current directors standing for re-election, except David R. Little and Kent Yee, the Chairman of the Board and Chief Executive Officer and Chief Financial Officer, respectively, have no material relationship with DXP (either directly or as a partner, shareholder or officer of an organization that has a relationship with DXP) and is “independent” within the requirements of the NASDAQ listing standards. Furthermore, the Board has determined that each of the members of each of the committees of the Board of Directors has no material relationship with DXP (directly or as a partner, shareholder or officer of an organization that has a relationship with DXP) and is “independent” within the requirements of the NASDAQ listing standards.

Board Structure and Committee Composition

The Board does not have a policy on whether or not the roles of Chairman of the Board and Chief Executive Officer should be separate or combined and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. The directors serving on the Board possess considerable professional and industry experience and a unique knowledge of the challenges and opportunities that DXP faces. As such, the Board believes that it is in the best position to evaluate the needs of DXP and to determine how best to organize DXP’s leadership structure to meet those needs. The Board believes that the most effective leadership structure for DXP at the present time is for Mr. Little to serve as both Chairman of the Board and Chief Executive Officer.

This model has succeeded because it makes clear that the Chairman of the Board and Chief Executive Officer is responsible for managing our business, under the oversight and review of our Board. This structure also enables our Chief Executive Officer to act as a bridge between management and the Board, helping both to act together in pursuing the best interests of shareholders. Mr. Little has been our Chairman of the Board and Chief Executive Officer since DXP’s organization in 1996 and has been with DXP and its predecessor companies for over 40 years.

There is no specific lead independent director. The Board believes that there is already substantial independent oversight of DXP’s management and a strong counterbalancing governance structure in place, as demonstrated by the following:

•We have a majority of independent directors: Four out of the six directors meet the criteria for independence required by NASDAQ; only Mr. Little and Mr. Yee are deemed not to be independent.
•All committees are composed solely of independent directors: Our Audit, Compensation and Nominating and Governance Committees are each composed solely of independent directors. Each of our independent directors serves on each of the committees.
•Non-employee directors meet regularly: Our non-employee directors typically meet in executive sessions without our employee directors (Mr. Little and Yee) at each regularly scheduled Board meeting.

The Board has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. The Board met seven times in 2022. Each director attended (whether in person or telephonically) all of the meetings of the Board and committees of which he or she was a member. DXP does not have a policy regarding director attendance at Annual Meetings of Shareholders. One director attended the last Annual Meeting of Shareholders.

Messrs. Halter, Mannes, Patton and Mses. Hoffman are the members of the Audit, Compensation and Nominating and Governance Committees.

Voting Matters

During our 2021 Annual Shareholders meeting, Mr. Patton received 47 percent of votes. While we did not have a majority voting standard at the time, the Nominating and Governance Committee made the decision to amend the Company's bylaws and provide for such a standard going forward. As Nominating and Governance chair, Mr. Patton and the board received feedback that included updating our bylaws, and adding board members that would enhance gender and racial diversity. As such, given the experience and lack of availability of potential qualified board members, the Committee elected to have Mr. Patton remain in his position through the 2022 Annual Shareholders meeting while addressing the feedback DXP had received.

Majority Voting Standard

General
Our Bylaws provide for majority voting in uncontested director elections effective January 1, 2022 in response to previous years stakeholder feedback. If an incumbent director is not elected by a majority of the votes cast in an uncontested election, our Nominating and Governance Committee will submit for prompt consideration by the Board a recommendation whether to accept or reject the director’s resignation. The Board expects the director whose resignation is under consideration to abstain from participating in any decision regarding that resignation.

Contested Elections
At any meeting of shareholders for which the number of nominees for director at a meeting of shareholders exceeds the number of directors to be elected at such meeting or if the Secretary of the Company receives a notice that a shareholder has nominated a person for election to the Board of Directors in compliance with the Company’s Bylaws and such nomination has not been withdrawn on or before the fourteenth day before the Company first files its definitive proxy statement with respect to such meeting with the Securities and Exchange Commission the directors will be elected by a plurality of the votes cast. This means that the nominees who receive the most affirmative votes would be elected to serve as directors.

Family Relationships

DXP's Senior Vice President and Chief Operating Officer is the son of the Company's Chairman and CEO. Additionally, DXP's Senior Vice President and Chief Marketing & Technology Officer is the son-in-law of the Company's Chairman and CEO.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires DXP’s officers, directors and persons who own more than 10% of a registered class of DXP equity securities to file statements on Form 3, Form 4 and Form 5 with the Securities and Exchange Commission regarding ownership. Officers, directors and greater than 10% shareholders are required by Section 16(a) to furnish us with copies of all Section 16(a) reports which they file. Based solely on (a) a review of (i) Forms 3 and 4, including any amendments thereto, filed electronically with the Securities and Exchange Commission during fiscal year 2022, and (ii) Forms 5, including any amendments thereto, filed electronically with the Securities and Exchange Commission with respect to fiscal year 2022, and (b) written representations from reporting persons that no Form 5s were required, we believe that all Section 16(a) filing requirements were met during the fiscal year ended December 31, 2022, except that Mr. Gregory filed three late Form 4s (reporting three transactions), Mr. David Little filed two late Form 4s (reporting two transactions), Mr. Yee filed two late Form 4 (reporting two transactions), Mr. Jeffery filed two late Form 4 (reporting two transactions), Mr. Vinson filed two late Form 4 (reporting two transactions), Mr. Nick Little filed two late Form 4 (reporting four transactions), Mr. Hamlin filed one late Form 4 (reporting one transaction),Mr. Maestas filed one late Form 4s (reporting one transaction), Mr. Mannes filed one late Form 4 (reporting one transaction), Mr. Halter filed one late Form 4 (reporting one transaction), Mr. Patton filed one late Form 4 (reporting one transactions) and Mrs. Hoffman filed one late Form 4 (reporting one transactions)

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been: (1) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting her or his involvement in any type of business, securities or banking activities; (4) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law; (5) the subject of, or a party to, and federal or state judicial or administrative order, judgement, decree or finding not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any federal or state securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a))29 of the Commodity Exchange Act) or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee is composed of Timothy Halter, Joseph R. Mannes, David Patton and Karen Hoffman. The purpose of the Compensation Committee is to review, approve and make recommendations to the Board on matters regarding the compensation of officers, directors, employees, consultants and agents of DXP and act as the administrative committee for any incentive compensation plans and equity-based plans of DXP. The Compensation Committee makes its compensation decisions based upon its own research and analysis, with input from the principal executive officer or chief executive officer other than with respect to his own compensation. The Compensation Committee has the authority to obtain advice and assistance from, and receive appropriate funding from DXP for, compensation consultants, legal, accounting and other advisors as the Compensation Committee deems necessary to carry out its duties. The Compensation Committee engaged an independent consultant to review NEO pay starting in 2021 and continued into fiscal 2022 . As such, the Committee engaged Longnecker & Associates to review pay for fiscal 2021 with continued consulting into fiscal 2022. Please note that Longnecker & Associates was acquired by NFP Compensation Consulting in 2017 and rebranded in the fall of 2022.

Introduction
This Compensation Discussion and Analysis has been prepared by our management and reviewed by the Compensation Committee of our Board of Directors. This discussion provides information and context regarding the compensation paid to our Chief Executive Officer, Chief Financial Officer, and the other three most highly compensated executive officers in 2022, all of whom are collectively referred to as the "Named Executive Officers" or "NEOs".

The Company's executive compensation policies are designed to provide aggregate compensation opportunities for our executives that are competitive in the business marketplace and that are based upon Company and individual performance. Our foremost objectives are:

•aligning executive pay and benefits with the performance of the Company and shareholder returns while fostering a culture of highly ethical standards, teamwork, longevity with the Company, integrity, and
•attracting, motivating, rewarding, and retaining the broad-based management talent required to achieve corporate objectives.

Compensation Philosophy and Objectives

We have adopted a basic philosophy and practice of offering market competitive compensation that is designed to attract, retain and motivate a highly-qualified executive management team. With respect to our principal executive officer, principal financial officer and the other three most highly-compensated executive officers (collectively referred to as the “Named Executives”), this discussion describes our compensation philosophy and objectives, the methodologies used for establishing the compensation programs for the Named Executives and the policies and practices to administer such programs.

The Compensation Committee is comprised entirely of non-employee directors. In addition to offering market competitive compensation programs, we place significant emphasis on pay for results where the primary goal is to motivate executive management to achieve the business and strategic objectives that drive shareholder value. Our executive compensation programs have been designed to achieve the following objectives:

•attract and retain talented and experienced executives by offering market competitive compensation;
•encourage teamwork and support a pay-for-results policy; and
•motivate key executives to achieve strategic business initiatives and to reward them for their achievements.

In pursuit of these objectives, the Compensation Committee believes that the compensation packages provided to the Named Executives should include both base salary and incentive compensation, with an emphasis on pay that is based on DXP’s performance.

Best Compensation Practices and Policies

What We Do		What We Do Not Do
ü	Heavy emphasis on variable compensation	û	No guaranteed salary increases or incentive guarantees
ü	Balance of short-term and long-term compensation to discourage short-term thinking and risk taking	û	No employment contracts containing multi-year guarantees for salary increases, bonuses or equity compensation
ü	Meaningful quantitative goals for performance-based annual and long-term compensation	û	No discretionary incentives
ü	Annual say-on-pay advisory vote	û	We do not allow tax gross-ups
ü	We seek independent advice through compensation consultants	û	No overlapping performance metrics between short-term and long-term incentive programs
ü	We have an ongoing shareholder outreach effort	û	No long-term incentive compensation is paid in cash

Pay for Performance and Corporate Strategy

We have aligned our executive compensation programs with our long-term strategy. Actions taken to achieve the performance compensation measures are creating long-term value for our shareholders and other stakeholders.

Our Strategy: Grow Revenue, Leverage Scale, and Invest Capital
Role of the Independent Consultant

Engagement of NFP Consulting ("NFP") (formerly referred to as Longnecker & Associates (“Longnecker”))
The Committee retained the services of NFP, an external independent executive compensation consultant, to assist the Committee in its review of executive compensation practices, including the competitiveness of pay levels, program design, market trends, and technical considerations.

Pursuant to SEC rules, the Committee has assessed the independence of NFP and, in 2021, the Committee concluded that no conflict of interest exists that would prevent Longnecker from providing independent advice to the Committee. Longnecker does not provide any consulting advice to the Company, or any of its subsidiaries, outside the scope of executive compensation and will not do so without the prior consent of the Committee chair. NFP met with the Committee chair and the Committee outside the presence of management.

Market Compensation Data Analysis

In general, NFP provided the Company with external pay comparison data. The Committee recognizes that over-reliance on external comparisons can be of concern, and the Committee is mindful of the value and limitations of comparative data. Therefore, although the Committee used comparative data provided by NFP as one input in making certain of its NEO compensation decisions, such data is not the primary factor in the decision-making process.

In determining compensation opportunities for NEOs in 2021 and 2022, the Committee considered peer group data (based on the companies discussed below) for select executive positions as a primary market reference point. As a secondary market reference point, the Committee reviewed pay levels from similarly sized revenue companies disclosed in published surveys. We did not select the constituent companies comprising the survey group, and the component companies’ identities were not a material factor in the applicable compensation analysis. The market information is considered a reference point rather than policy for reviewing competitiveness.

The Committee used this competitive market assessment as only one factor in its compensation decisions; the Committee also considered other factors including, but not limited to, each NEO’s time in their particular role, historical performance and, to a lesser extent, internal equity considerations.

Key Recent Changes to Executive Compensation Program

DXP’s Compensation Committee regularly reviews our executive compensation program with a view toward continuous improvement and consideration of investor feedback. In recent years, the Committee has enhanced the program to reinforce the already-strong linkages (1) between pay and performance, (2) between the interests of our shareholders and the interests of our executive officers, and (3) between the Company’s strategic plan and executive compensation program. These improvements have included the introduction of a long-term incentive compensation program.

The Committee has enhanced our executive compensation program over the last several years to reinforce our performance-oriented culture and expects to continue to improve the program as appropriate, but also believes that consistent use of best-practice designs is important in effectively communicating key messages to our executives. As a result, the Committee does not revise the program to align with emerging trends unless it sees a clear business rationale for DXP.

Methodologies for Establishing Compensation

In determining the appropriate compensation levels for our Chief Executive Officer, the Compensation Committee meets outside the presence of all of our executive officers. With respect to the compensation levels of all other Named Executives, the Compensation Committee meets with our Chief Executive Officer who makes recommendations to the committee regarding the compensation of the other Named Executives.

What We Pay and Why: Overview of Key 2022 Program Elements

Element	Nature	Description	Why We Provide It
Base Salary	Cash	Fixed compensation component payable in cash; reviewed annually and subject to adjustment	Attract and retain executive talent by paying competitive base compensation for expected levels of day-to-day performance

Short-Term Bonus Incentive	Cash (variable)	STBI paid in cash based on performance against annually established goals, as determined by the Committee	Align NEO performance with the Company's near-term financial objectives

Long-Term Incentive Award	Stock (variable)	LTI equity awards include performance-based restricted stock awards that vest over three years	Aligns the interest of NEOs and stockholders by incentivizing achievement of long-term performance goals and encouraging retention

Total Direct Compensation Pay Components

The graphs display the CEO's and other NEO's mix of total direct compensation, with each component expressed as a percentage of total direct compensation.

In 2022, approximately 77% OF OUR CEO'S compensation and approximately 71% of our other NEOs' compensation was performance based.

Compensation Elements Link to Shareholder Value

Component	Description	Link to Shareholder Vote	How We Determine Amount
Annual Base Salary	Fixed cash element of compensation established within a competitive range of benchmark pay levels.	Serves to attract and retain executive talent capable of driving superior performance.	We consider individual performance, oversight responsibility, and competitive benchmarking.
Annual Performance-Based Incentive Compensation	Performance–based element of compensation tied to the attainment of performance measures, which is paid in cash.	Rewards the achievement of short-term financial and operational objectives we believe are primary drivers of long-term shareholder value.	The Compensation Committee establishes performance metrics that will drive the current performance of the Company and enhance shareholder value. The 2022 measures included:
•Normalized Earnings Per Share
•Normalized EBITDA

Long-Term Incentive Compensation	Restricted Stock – awards are made in March each year at the same time as the restricted stock grants and vest at a rate of 1/3 per year.	Supports the retention of key executive and management talent and fosters a culture of ownership.	The Compensation Committee considers several factors in determining the total long-term incentive compensation including peer comparable pay, the individual performance of each NEO, the job responsibilities of each NEO, and the overall Company performance in light of the current economic environment. Once the total target value is established for each NEO, we calculate and grant to the NEO the number of shares of restricted stock.

Compensation for CEO and Named Executive Officers

The Compensation Committee carefully considers the recommendations of the Chief Executive Officer when making decisions on setting base salary and granting awards under the incentive cash bonus plan to other Named Executives. The Compensation Committee determines equity incentive awards for each Named Executive on a case by case basis. In making compensation determinations, the Compensation Committee acts on the recommendations of the Chief Executive Officer, with modifications as deemed appropriate by the Compensation Committee, for Named Executives other than the Chief Executive Officer. The Compensation Committee determines each element of compensation for the Chief Executive officer and the other Named Executives.

For the fiscal year ended December 31, 2022, the elements of the Chief Executive Officer and Named Executive Officers compensation plans included:

•Base salary;
•Short-Term Annual Bonus incentive;
•Long-Term Incentive equity awards; and
•Broad-based benefits programs.

Annual Base Salary

We target the base salary levels of our CEO and Named Executive Officers within a competitive range of benchmark pay levels defined in the competitive benchmarking analysis performed by NFP, as mentioned on page 33. We believe these levels are appropriate to motivate and retain our CEO and NEOs, who each have leadership talents and business expertise that make them attractive to other companies. In addition, when adjusting salaries, we may also consider the individual performance of the executive. In the fourth quarter of fiscal 2021, the Compensation Committee made the adjustments reflected below based on consideration of benchmark pay levels for each executive and in recognition of the officers strong performance.

	2022 Salary	2021 Salary	$ Change	% Change
David Little	$700,000	$700,000	$—	—%
Kent Yee	200,000	174,615	25,385	14.5%
Nick Little	200,000	174,615	25,385	14.5%
Paz Maestas	200,000	174,615	25,385	14.5%
Chris Gregory	200,000	174,615	25,385	14.5%

The Compensation Committee establishes the base salary of each Named Executive based on consideration of the individual’s performance and experience, Company performance and internal equitable considerations to support teamwork. The Compensation Committee considers the recommendations of our Chief Executive Officer in determining the appropriate base salary levels for the Named Executives, other than the Chief Executive Officer. The Compensation Committee considers the compensation of the Chief Executive Officers of other comparable publicly-held companies in determining the appropriate base salary for our Chief Executive Officer. Although the Compensation Committee believes that competitive base salaries are necessary to attract and retain a highly-qualified executive team, it believes that a significant portion of executive compensation should be based on a pay-for-results model.

Short-Term Annual Bonus Incentive

Under the terms of the employment agreement with our Chief Executive Officer, he is entitled to receive a bonus of 5% of our profit before income tax, which is determined and paid on a quarterly basis and capped at 2x the CEOs base salary. The Compensation Committee can decide to pay all or a portion of this bonus in the form of cash or stock. The determination of whether the bonus is to be paid in cash or shares is to be made prior to the date on which the amount of the bonus is determined. If shares will be issued, the number of shares is determined by dividing the portion of the bonus to be paid by the closing price of a share of our Common Stock on the last day of the period for which the bonus was earned, rounded up to the nearest whole share. For 2020, 2021 and 2022, all incentive cash bonuses were paid in cash.

At the beginning of each year, our Chief Executive Officer makes a recommendation to the Compensation Committee, which the Committee reviews and approves, regarding whether our other Named Executives will receive an incentive cash bonus and, if so, how the incentive cash bonus will be calculated. For 2022, the Named Executives were eligible for a cash bonus. The cash bonus was calculated by multiplying our profit before income tax by two percentages. Profit before income tax, up to a maintenance amount (which was $44 million for 2022), was multiplied by a percentage referred to as the Maintenance Incentive Factor (which ranged on a sliding scale from 0% to a maximum of 1.33%). Profit before income tax above the maintenance amount was multiplied by a higher percentage referred to as the Growth Incentive Factor (which ranged on a sliding scale from 0% to a maximum of 4.00%). The 2022 cash bonus payout was capped at a base Growth Incentive Factor of 1.5% for Messrs. Little and Yee and 1.25% for Messrs. Maestas and Gregory.

	2022 Annual Cash	2021 Annual Cash
	Bonus Award Received	Bonus Award Received
	(% of Base Salary)	(% of Base Salary)
David Little	200.0%	137.0%
Kent Yee	150.0%	57.3%
Nick Little	150.0%	57.3%
Paz Maestas	125.0%	53.4%
Chris Gregory	125.0%	53.4%

See “2022 Summary Compensation Table — Non-Equity Incentive Plan Compensation” below for more details.

Long-Term Incentive Equity Award Changes Starting in 2021

For fiscal 2021, the Compensation Committee revised the Long-Term Incentive equity award for the CEO and NEOs after consultation and based upon the review with NFP. The Committee determined for fiscal 2021 that the CEO and NEO's would have a target long-term grant award based upon achieving a target EBITDA for 2021 that was paid out based upon achieving a percentage of the target with a threshold amount established at 70% of target.

All of these awards are granted pursuant to the 2016 Omnibus Incentive Plan.

Other Equity-Based Compensation

The Compensation Committee also determines whether grants of equity-based compensation will be given to the other Named Executives each year based on the performance of the Company as a whole, the performance of the business unit for which the Named Executive is responsible and the contribution that the Named Executive made to the Company, together with a recommendation of our Chief Executive Officer. The equity-based compensation awarded to the Named Executives is determined by the Compensation Co

2022 SUMMARY COMPENSATION TABLE

The following table shows the compensation earned by the Company and its subsidiaries for the years ended December 31, 2022, 2021, and 2020 to the Named Executives.

Name & Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
David R. Little President and CEO	2022	700,000	1,214,987	1,400,000	102,956	3,417,943
	2021	700,000	643,230	959,125	78,082	2,380,437
	2020	700,000	383,265	890,584	146,631	2,120,480
Kent Yee, Senior VP and CFO	2022	200,000	500,000	300,000	8,890	1,008,890
	2021	174,615	130,853	100,000	5,106	410,574
	2020	170,000	16,956	66,794	9,742	263,492
Nick Little, Senior VP and COO	2022	200,000	315,003	300,000	10,386	825,389
	2021	174,615	96,750	100,000	10,302	381,667
	2020	170,000	—	66,794	4,932	241,726
Paz Maestas, Senior VP, Chief Marketing and Technology Officer	2022	200,000	89,993	250,000	11,914	551,907
	2021	174,615	25,800	93,218	11,722	305,355
	2020	170,000	—	66,794	8,754	245,548
Chris Gregory, Senior VP and CIO	2022	200,000	89,993	250,000	17,989	557,982
	2021	174,615	25,800	93,218	19,198	312,831
	2020	170,000	16,956	44,524	6,513	237,993

(1)The amounts shown in the Stock Awards column reflect the full grant date fair value of restricted stock awards (“RSA”) awarded in 2022, 2021, and 2020, respectively, computed in accordance with applicable accounting guidance, as required by Securities and Exchange Commission regulations. See also Note 12, Share-Based Compensation, to our audited financial statements included in our annual report on form 10-K for the year ended December 31, 2022. The amounts shown in the Stock Awards column reflects shares granted as part of the incentive stock bonus and the other equity based compensation for our Named Executives as described further in Grant of Plan-Based Awards.
(2)Amounts disclosed under “Non-Equity Incentive Plan Compensation” represents bonuses earned during the indicated fiscal year based upon pre-tax income pursuant to DXP’s incentive cash bonus plans, described in Grants of Plan-Based Awards, for services rendered in the indicated fiscal year. Bonus amounts earned are determined and paid quarterly.
(3)Amounts disclosed are derived from the chart "All Other Compensation".

Amounts disclosed under “All Other Compensation” for 2022 consists of the following:

	ALL OTHER COMPENSATION
	David Little	Kent Yee	Nick Little	Paz Maestas	Chris Gregory
Other Compensation
401((K) Match	$6,100	$6,100	$6,100	$4,114	$4,203
Perquisites:
Personal use of company plane	51,974	—	—	—	—
Personal use of company-owned auto	—	2,790	4,286	—	13,786
Car allowance	—	—	—	7,800	—
Social club dues	44,882	—	—	—	—
TOTAL:	$102,956	$8,890	$10,386	$11,914	$17,989

OUTSTANDING EQUITY AWARDS

The following table sets forth certain information with respect to outstanding equity awards to the Named Executives as of December 31, 2022:

Outstanding Equity Awards at 2022 Fiscal Year End
	Stock Awards
Name	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
David R. Little	4,500 (1)	123,975	—	—
	14,000 (2)	385,700	—	—
	44,850 (3)	1,235,618	—	—
Kent Yee	2,300 (4)	63,365	—	—
	400 (5)	11,020	—	—
	18,457 (3)	508,490	—	—
Nick Little	1,500 (5)	41,325	—	—
	11,628 (3)	320,351	—	—
Paz Maestas	400 (5)	11,020	—	—
	3,322 (3)	91,521	—	—
Chris Gregory	12,000 (6)	330,600	—	—
	400 (5)	11,020	—	—
	3,322 (3)	91,521	—	—

(1) RSAs vest in one equal annual installment ending on March 1, 2023.
(2) RSAs vest in two equal annual installments commencing April 6, 2023 and ending on April 6, 2024.
(3) RSAs vest in three equal annual installments commencing March 31, 2023 and ending on March 31, 2025.
(4) RSAs vest in two equal annual installments commencing March 1, 2023 and ending on March 1, 2024.
(5) RSAs vest in one equal annual installment ending on March 5, 2023.
(6) RSAs vest in seven equal annual installments commencing February 1, 2022 and ending on February 1, 2028.

* The market value of shares of stock is computed by multiplying the closing market price of our stock at the end of the last day of the completed fiscal year by the number of shares of stock set forth to the left of such figure.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information with respect to option exercises and stock awards that vested during the fiscal year ending December 31, 2022 to the Named Executives.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
David R. Little	—	—	11,500	308,105
Kent Yee	—	—	1,550	44,193
Nick Little	—	—	1,500	44,670
Paz Maestas	—	—	400	11,912
Chris Gregory	—	—	2,400	70,452

(1)Value realized on vesting is calculated by multiplying the closing price of our shares on the NASDAQ on the date of vesting by the number of gross shares that vested on such date, including any shares subsequently withheld in satisfaction of requisite tax withholding.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2022 to the Named Executives.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards : Numbers of Shares of Stock or Units (#)	All Other Stock Awards : Numbers of Securities Underlying Options (#)	Exercise or Base Price of Option Award ($/SH)
		Threshold ($)	Target ($)	Max ($)	Threshold #	Target #	Max #
											Grant Date Fair Value of Stock Awards ($)(3)
David R. Little	3/31/22	—	(2)	—	—	—		44,850	—	—	$1,214,987
Kent Yee	3/31/22	—	(1)	—	—	—		18,457	—	—	500,000
Nick Little	3/31/22	—	(1)	—	—	—		11,628	—	—	315,003
Paz Maestas	3/31/22	—	(1)	—	—	—		3,322	—	—	89,993
Chris Gregory	3/31/22	—	(1)	—	—	—		3,322	—	—	89,993

(1)
For 2022, the Named Executives were eligible for a cash bonus based on the Company’s performance for that year. The actual amount earned by each of the Named Executives for fiscal year ended December 31, 2022 is set forth in the 2022 Summary Compensation Table under the column Non-Equity Incentive Plan Compensation.

(2)	Under the terms of the employment agreement with Mr. Little, he could receive a bonus of 5% of our profit before income tax, which is determined and paid on a quarterly basis, capped at 2x the CEO's base salary. The Compensation Committee can decide to pay all or a portion of this bonus in the form of restricted stock. For 2022, the Compensation Committee decided to pay this bonus in cash. In 2022, the maximum incentive bonus for Mr. Little was $1,400,000, of which he earned $1,400,000 in cash.

(3)
Represents the full grant date fair value of each award computed in accordance with applicable accounting guidance, as required by Securities and Exchange Commission regulations. See also Note 12, Share-based Compensation, to our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement on Schedule 14A.

Members of the Compensation Committee:
Timothy P. Halter (Chairman)
David Patton
Joseph R. Mannes
Karen Hoffman

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2022, the members of our Compensation Committee were Messrs. Mannes, Halter, Patton and Hoffman. No member of the Compensation Committee (a) was an officer or employee of the Company during 2022, (b) was formerly an officer of the Company, or (c) had any relationship that required disclosure under the section titled “Certain Relationships and Related Person Transactions.”

In addition, during the year ended December 31, 2022, none of our executive officers served as (a) a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (b) a director of another entity, one of whose executive officers served on the Company’s Compensation Committee or (c) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served as a director of the Company.

CEO PAY RATIO

Pursuant to the Dodd-Frank Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the principal executive officer (“PEO”), Mr. Little, to the median employee’s annual total compensation. Our methodology, material assumptions and estimates for the calculation of this ratio is described below.

•The median employee was identified as of December 31, 2022 by calculating the median for total cash compensation for 2022 for all full-time, part-time, seasonal, or temporary employees (excluding our CEO), whether located in the U.S., Canada, or the United Arab Emirates.
•Total cash compensation for each employee is used as our consistently applied compensation measure, and this number is derived from amounts reported in our payroll records. The Company believes that total cash compensation is an appropriate measure to identify the median employee, since the use of long-term equity compensation is not widespread at the Company.
•If a full-time or part-time employee was not employed by the Company for the entirety of the year, an annualized total compensation was calculated for that employee; however, part-time employees were not converted to full-time as part of this annualization.
•After we identified the median employee based on total cash compensation, we calculated the annual total compensation for both Mr. Little and the median employee using the methodology for calculating the total compensation set forth in the Summary Compensation Table (“SCT”) of this proxy statement. Our annual total compensation in 2022 was determined to be $60,491 for our median employee and $3,417,943 for Mr. Little.
•The CEO pay ratio was then calculated by dividing the annual total compensation for Mr. Little by the annual total compensation for the median employee, which yielded the ratio of 57:1. Thus, we estimate that Mr. Little’s 2022 annual total compensation was approximately 57 times that of our median employee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 21, 2023 with respect to (i) persons known to DXP to be beneficial holders of five percent or more of the outstanding shares of either Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) named executive officers, directors and director nominees of DXP and (iii) all executive officers and directors of DXP as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock listed below. We calculated the percentage of shares outstanding based on 17,360,980 shares of Common Stock, 1,122 shares of Series A Preferred Stock, and 15,000 shares of Series B Preferred Stock outstanding as of April 21, 2023. In accordance with SEC regulations, we also include shares issuable upon exercise of options or settlement of restricted stock units (“RSUs”) or other derivative securities that are vested or exercisable, or will become vested or exercisable, within 60 days of April 21, 2023 (the “table date”). Those shares are deemed to be outstanding and beneficially owned by the person holding such option, RSU or other derivative security for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

NAME OF BENEFICIAL OWNER (1)	COMMON STOCK	%	SERIES A PREFERRED STOCK	%	SERIES B PREFERRED STOCK	%
David R. Little	1,443,865	8.3%	—	—	—	—%
Nick Little	849,451	4.9%	—	—	5,000	33.33%
Paz Maestas	651,723	3.8%	—	—	5,000	33.33%
Todd Hamlin	34,761	*	—	—	—	—%
John Jeffery	31,108	*	—	—	—	—%
Kent Yee	68,705	*	—	—	—	—%
Chris Gregory	27,254	*	—		—	—%
Timothy P. Halter, Director	47,055	*	—	—	—	—%
David Patton, Director	19,557	*	—	—	—	—%
Joseph R. Mannes, Director	10,677	*	—	—	—	—%
Other beneficial ownersI2)	643,071	*	—	—	5,000	33.34%
All executive officers and, directors as a group (14 persons)	3,838,838	22.1%	—	—	15,000	100.00%

BlackRock, Inc. (3)	2,614,485	15.1%	—	—	—	—%
Nantahala Capital Management, LLC (4)	338,090	1.9%	—	—	—	—%
Dimensional Fund Advisors LP (5)	943,350	5.4%	—	—	—	—%
The Vanguard Group (6)	1,080,817	6.2%	—	—	—	—%
American Century Investment Management Inc (7)	1,225,453	7.1%	—	—	—	—%

Outstanding Series A Preferred Shareholders	—	—%	1,122	100%	—	—%
*Less than 1%

(1)The address for all listed beneficial owners is 5301 Hollister St., Houston, Texas 77040, unless otherwise noted.
(2)Includes Chief Accounting Officer, Controller and other material related parties.
(3)Based solely on a Schedule 13G/A filed with the SEC on January 26, 2023, BlackRock, Inc. and its subsidiaries have sole voting power with respect to 2,580,204 shares and sole dispositive power with respect to 2,614,485 shares. The address for BlackRock, Inc., is 55 East 52nd Street, New York, NY 10055.
(4)Based solely on a Schedule 13G/A filed with the SEC on February 14, 2023, Nantahala Capital Management, LLC.has shared voting and dispositive power with respect to 338,090 shares, that Nantahala Capital Management, LLC shares with each of Messrs. Harkey and Mack, its managing members. The address for Nantahala Capital Management, LLC. is 130 Main St, New Canaan, CT 06840.
(5)Based solely on a Schedule 13G/A filed with the SEC on February 10, 2023, Dimensional Fund Advisors LP has sole voting power with respect to 919,007 shares and sole dispositive power with respect to 943,350 shares. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(6) Based solely on a Schedule 13G/A filed with the SEC on February 9, 2023, The Vanguard Group has shared voting power with respect to 13,750 shares, sole dispositive power with respect to 1,053,663 shares and shared dispositive power with respect to 27,154 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(7) Based on a Schedule 13G/A filed with the SEC on February 8, 2023, (i) American Century Capital Portfolio, Inc. has sole voting and dispositive power with respect to 920,000 shares, (ii) American Century Investment Management, Inc. has sole voting power with respect to 1,201,737 of these shares and, sole dispositive power with respect to 1,225,453 shares, (iii) American Century Companies, Inc. has sole voting power with respect to 1,201,737 shares and sole dispositive power with respect to 1,225,453 shares, and (iv) Stowers Institute for Medical Research has sole voting power with respect to 1,201,737 shares and sole dispositive power with respect to 1,225,453 shares. American Century Companies, Inc. (“ACC”) is controlled by the Stowers Institute for Medical Research, that is a beneficial owner of these shares. American Century Investment Management, Inc. is a wholly-owned subsidiary of ACC. The address for The American Century Investment Management, Inc. is 4500 Main Street, Kansas City, MO 64111.
(8) The last known addresses for Donald Tefertilla, Norman O. Schenk, Charles Jacob and Ernest E. Herbert are 4425 Congressional Drive, Corpus Christi Texas 78413, 4415 Waynesboro, Houston, Texas 77035, P.O. Box 57, Kenner, Louisiana 70062 and 320 Time Saver Avenue, Harahan, LA 70123, respectively.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Under DXP's Related Person Transactions, the Audit Committee of the Board is required to review and if appropriate approve all related person transactions, prior to consummation whenever practicable. If advance approval of a related person transaction is not practicable under the circumstances or if DXP management becomes aware of related person transaction that has not been previously approved or ratified, the transaction is submitted to the Committee at the Committee's next meeting. The Committee is required to review and consider all relevant information available to it about each related person transaction, and a transaction is considered approved or ratified if the Committee authorizes it according to terms satisfactory to the Committee after full disclosure of the related person's interest in the transaction. Related person transactions of an ongoing nature are reviewed annually by senior management and the Committee. The definition of "related person transactions" for purpose of the Committee covers the transactions that are required to be disclosed under Item 404(a) of Regulations S-K under the Securities Exchange Act.

The Board has adopted written policies and procedures, to be applied by the Audit Committee of the Board, for review, approval or ratification of any transactions with related persons. Those policies and procedures apply to any proposed transactions in which DXP is a participant, the amount involved exceeds $120,000 and any director, executive officer or significant shareholder or any immediate family member of such a person has a direct or material indirect interest. Any such proposed transaction is reviewed by the Audit Committee of the Board to determine, among other things, the benefits of the transaction to DXP, the availability of other sources of comparable products or services and whether the terms of the proposed transaction are comparable to those provided to unrelated third parties.

Relationships and Related Party Transactions

During 2012 and 2013, the Company entered into multiple lease agreements for office space for a corporate location in a building owned by an entity controlled by Mr. Little. Charges incurred during 2022 for these leases amounted to $0.8 million. The Company will enter into more leases as DXP employees currently located at our current primary corporate location continue to migrate to the office building owned by an entity controlled by Mr. Little.

The Company employs six people who work for David Little maintaining real estate owned by Mr. Little. Mr. Little reimburses the Company for the cost of these employees including salaries, payroll taxes, 401(k) matching, health insurance at the COBRA rate, vehicles, fuel and supplies. The cost to Mr. Little for these employees during 2022 was $0.3 million.

During 2015, the Company entered into a lease agreement for warehouse and office space for a Service Center location in a building owned by an entity in which Jay Randle, a retired senior vice president, Nicholas Little, son of David Little, Kasey Maestas, daughter of David Little, and Andrea Gentle, daughter of David Little, hold a controlling interest. Charges incurred during 2022 for the lease amounted to $38 thousand. In February 2016, Jay Randle retired from the Company.

Nicholas Little, Senior Vice President/Chief Operating Officer, son of David Little, earned $825,389 during 2022. Mr. Paz Maestas, Senior Vice President/Chief Marketing & Technology Officer, son-in-law of David Little, earned $551,907 during 2022. Mr. Matt Gentle, Vice President, Metal Working Product Division, son-in-law of David Little, earned $363,219 during 2022.

ITEM 14. Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) served as independent auditors for the fiscal year ended December 31, 2022.

As previously reported on March 23, 2022, as part of its previously announced intention to transition to a larger public accounting firm to complete its audit for calendar year 2022, the Audit Committee of the Board of Directors of DXP Enterprises, Inc. (the “Company”) on March 23, 2022 approved the appointment of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for the Company’s calendar year 2022 audit and dismissal of McConnell & Jones LLP (“McConnell Jones”).

As previously reported on November 12, 2021, Moss Adams LLP ("Moss Adams") gave the Company notice that it was resigning as the Company’s independent registered public accounting firm effective upon the Company’s filing of its quarterly report on Form 10-Q for the quarter ended September 30. 2021. As a result of that decision, Moss Adams also indicated that it would take no further action on the integrated audit of the Company’s financial statements as of and for the year ending December 31, 2021, or the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. As a result, the Company engaged McConnell & Jones LLP to serve as its independent registered public accounting firm for fiscal 2021, replacing Moss Adams. The change in accountants was approved by the Company’s Audit Committee and full Board of Directors.

PricewaterhouseCoopers LLP served as independent auditors for the fiscal year ended December 31, 2022.

The following table shows the fees incurred by DXP for the audit and other services provided by PricewaterhouseCoopers and McConnell Jones for 2022 and 2021.

	2022	2021
Audit Fees (1)	$3,153,500	$2,306,583
Audit-Related Fees	—	—
Tax Fees (2)	657,349	476,530
All Other Fees	4,150	—
Total	$3,814,999	$2,783,113
(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements and performance of procedures related to registration statements. These fees include $777K of audit fees paid to Moss Adams in 2021 prior to its resignation.

(2) Tax Fees in 2022 and 2021 are related to research and development tax credit study.

The Audit Committee considers the provision of services by PricewaterhouseCoopers, if any, not related to the audit of DXP’s financial statements and the review of DXP’s interim financial statements when evaluating PricewaterhouseCoopers independence.

The Audit Committee pre-approves all audit and permissible non-audit services by its independent registered public accountant prior to the receipt of such services. All services for the fiscal years ended December 31, 2022 and 2021 set forth in the table above were pre-approved by the Audit Committee.

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

*31.3
Certification of Principal Executive Officer Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended. to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended.

*31.4
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

Dated: May 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	May 1, 2023
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President Corporate Development	May 1, 2023
Kent Yee	Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/Timothy P. Halter	Director	May 1, 2023
*Timothy P. Halter

/s/David Patton	Director	May 1, 2023
*David Patton

/s/Joseph Mannes	Director	May 1, 2023
*Joseph Mannes

/s/Karen Hoffman	Director	May 1, 2023
*Karen Hoffman

*By:	/s/ David R. Little
David R. Little, Attorney-in-Fact