Form 10-Q
period 2023-03-31
DXP ENTERPRISES INC
filed 2023-05-15
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[	☒	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2023
or

[	☐	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of May 5, 2023: 17,393,456.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DESCRIPTION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2023	2022

Sales	$424,267	$319,411
Cost of sales	299,226	224,527
Gross profit	125,041	94,884
Selling, general and administrative expenses	89,642	73,325
Income from operations	35,399	21,559
Other (income) expense	(469)	536
Interest expense	11,521	5,162
Income before income taxes	24,347	15,861
Provision for income tax expense	6,767	3,332
Net income	17,580	12,529
Net loss attributable to noncontrolling interest	—	(113)
Net income attributable to DXP Enterprises, Inc.	17,580	12,642
Preferred stock dividend	23	23
Net income attributable to common shareholders	$17,557	$12,619

Net income	$17,580	$12,529
Currency translation adjustments	98	1,669
Comprehensive income	$17,678	$14,198

Earnings per share (Note 9) :
Basic	$1.00	$0.68
Diluted	$0.95	$0.65
Weighted average common shares outstanding :
Basic	17,596	18,534
Diluted	18,436	19,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$58,282	$46,026
Restricted cash	91	91
Accounts Receivable, net of allowance of $8,090 and $7,610	311,387	320,880
Inventories	109,403	101,392
Costs and estimated profits in excess of billings	41,967	23,588
Prepaid expenses and other current assets	17,238	21,644
Income taxes receivable	972	2,493
Total current assets	539,340	516,114
Property and equipment, net	47,754	45,964
Goodwill	333,816	333,759
Other intangible assets, net	74,830	79,585
Operating lease ROU assets	52,353	57,402
Other long-term assets	5,068	4,456
Total assets	$1,053,161	$1,037,280
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$4,369	$4,369
Trade accounts payable	106,320	100,784
Accrued wages and benefits	26,617	26,260
Customer advances	14,507	20,128
Billings in excess of costs and estimated profits	10,183	10,411
Federal income taxes payable	6,266	—
Short-term operating lease liabilities	17,698	18,083
Other current liabilities	38,795	32,866
Total current liabilities	224,755	212,901
Long-term debt, net of unamortized debt issuance costs	408,755	409,205
Long-term operating lease liabilities	38,507	40,189
Other long-term liabilities	4,770	4,701
Deferred income taxes liability	2,090	4,892
Total long-term liabilities	454,122	458,987
Total liabilities	678,877	671,888
Commitments and contingencies (Note 10)
Shareholders' equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,548,600 and 17,690,069 outstanding	345	345
Additional paid-in capital	214,309	213,937
Retained earnings	268,106	250,549
Accumulated other comprehensive loss	(31,577)	(31,675)
Treasury stock, at cost 2,774,887 and 2,435,352 shares	(76,915)	(67,780)
Total DXP Enterprises, Inc. equity	374,284	365,392
Total liabilities and equity	$1,053,161	$1,037,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	17,580	12,529
Reconciliation of net income to net cash provided by operating activities:
Depreciation	2,024	2,517
Amortization of intangible assets and deferred financing costs	5,400	4,693
Provision for credit losses	498	(147)
Fair value adjustment on contingent consideration	342	531
Restricted stock compensation expense	476	370
Deferred income taxes	(2,799)	411
Changes in operating assets and liabilities, and other:
Changes in Accounts receivables, net	9,070	(9,485)
Accounts payable and accrued expenses	13,311	9,603
Prepaid expenses and other assets	8,844	(3,603)
Inventories	(8,006)	(10,910)
Other	(20,291)	(3,829)
Net cash provided by operating activities	$26,449	$2,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,804)	(740)
Acquisition of business, net of cash acquired	—	(5,316)
Net cash used in investing activities	$(3,804)	$(6,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(1,092)	(825)
Preferred stock dividends paid	(23)	(23)
Purchase of treasury stock	(9,135)	(8,315)
Payment for employee taxes withheld from stock awards	(104)	(159)
Net cash provided by (used in) financing activities	$(10,354)	$(9,322)
Effect of foreign currency on cash	(35)	268
Net change in cash and restricted cash	12,256	(12,430)
Cash and restricted cash at beginning of period	46,117	49,080
Cash and restricted cash at end of period	$58,373	$36,650

Supplemental schedule of non-cash investing and financing activities:
Shares issued for acquisitions (Note 12)	—	527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(29,282)	$346,727
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	370	—	—	—	—	370
Tax related items for share based awards	—	—	—	(159)	—	—	—	—	(159)
Issuance of shares of common stock	—	—	—	527	—	—	—	—	527
Currency translation adjustment	—	—	—	—	—	—	—	1,669	1,669
Purchase of treasury stock	—	—	—	—	—	(1,513)	—	—	(1,513)
Net income (loss)	—	—	—	—	12,642	—	(113)	—	12,529
Balance at March 31, 2022	$1	$15	$195	$207,510	$215,103	$(35,024)	$(60)	$(27,613)	$360,127

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(67,780)	$—	$(31,675)	$365,392
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	476	—	—	—	—	476
Tax related items for share based awards	—	—	—	(104)	—	—	—	—	(104)
Currency translation adjustment	—	—	—	—	—	—	—	98	98
Purchase of treasury stock	—	—	—	—	—	(9,135)	—	—	(9,135)
Net income (loss)	—	—	—	—	17,580	—	—	—	17,580
Balance at March 31, 2023	$1	$15	$345	$214,309	$268,106	$(76,915)	$—	$(31,577)	$374,284

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including the new Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers standard. The Company does not have any acquisitions during the current period and does not believe the new accounting pronouncement to have a material impact on its financial position or results of operations for recent acquisitions..

Accounting Pronouncements Not Yet Adopted

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

As of March 31, 2023, we recorded liabilities in other current and long-term liabilities for contingent consideration associated with the acquisitions of Process Machinery, Inc. ("PMI"), Burlingame Engineers, Inc. ("Burlingame"), Drydon Equipment, Inc. ("Drydon"), Cisco Air Systems, Inc. ("Cisco") and Sullivan Environmental Technologies, Inc. ("Sullivan") of $1.2 million, $0.5 million, $2.8 million, $4.8 million, and $1.2 million, respectively. For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2023:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Consideration
(in thousands)
*Beginning balance at December 31, 2022	$10,166
Changes in fair value recorded in other (income) expense, net	342
*Ending Balance at March 31, 2023	$10,508

Total losses included in earnings or changes to net assets, attributable to changes in unrealized losses relating to liabilities still held at March 31, 2023.	$342

*Amounts included in other current liabilities were $5.7 million and $5.5 million for the periods ending March 31, 2023 and December 31, 2022, respectively. Amounts included in long-term liabilities were $4.8 million and $4.7 million for the periods ending March 31, 2023 and December 31, 2022, respectively.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs
Contingent consideration: (PMI, Burlingame, Drydon, Cisco and Sullivan acquisitions)	$10,508	Discounted cash flow and weighted probability of possible payments	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions of PMI, Burlingame, Drydon, Cisco and Sullivan are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 8.1 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, but which require disclosure of their fair values include: cash, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit and term loan debt under our syndicated credit agreement facility (Note 8). The Company believes that the estimated fair value of such instruments at March 31, 2023 and December 31, 2022 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets.

NOTE 5 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$106,039	$82,906
Work in process	3,364	18,486
Inventories	$109,403	$101,392

NOTE 6 – CONTRACT ASSETS AND LIABILITIES

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$94,100	$70,329
Estimated profits, thereon	28,096	23,274
Total costs and estimated profits on uncompleted contracts	122,196	93,603
Less: billings to date	90,412	80,421
Net	$31,784	$13,182

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for March 31, 2023 and December 31, 2022 under the following captions (in thousands):

	March 31, 2023	December 31, 2022
Costs and estimated profits in excess of billings	$41,967	$23,588
Billings in excess of costs and estimated profits	(10,183)	(10,411)
Translation adjustment	—	5
Net	$31,784	$13,182

During the three months ended March 31, 2023, $9.7 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Our effective tax rate from continuing operations was a tax expense of 27.9 percent for the three months ended March 31, 2023 compared to a tax expense of 21.0 percent for the three months ended March 31, 2022. Compared to the U.S. statutory rate for the three months ended March 31, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	427,041	407,824	428,133	411,008
Total long-term debt	427,041	407,824	428,133	411,008
Less: current portion	(4,369)	(4,172)	(4,369)	(4,194)
Long-term debt less current maturities	$422,672	$403,652	$423,764	$406,814

(1) Carrying value amounts do not include unamortized debt issuance costs of $13.9 million and $14.6 million for March 31, 2023 and December 31, 2022, respectively.

Credit Agreements

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). The ABL Credit Agreement amends and restates the Loan and Security Agreement dated as of August 29, 2017. Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. The ABL Revolver matures on July 19, 2027. As of March 31, 2023, the Company had no borrowings outstanding under the ABL Revolver. Total borrowing capacity under the ABL Revolver was $132.4 million, net of the letters of credit outstanding.

On November 22, 2022, the Company entered into an amendment to its existing $330 million Senior Secured Term Loan (the "Term Loan Amendment"), borrowing an additional $105 million that was added to the existing $330 million Senior Secured Term Loan (the “Term Loan Agreement”). As of March 31, 2023 there was $427.0 million outstanding under the Term Loan Agreement.

The Company was in compliance with all financial covenants under the ABL Revolver and Term Loan B Agreements as of March 31, 2023.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Basic:
Weighted average shares outstanding	17,596	18,534
Net income attributable to DXP Enterprises, Inc.	$17,580	$12,642
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$17,557	$12,619
Per share amount	$1.00	$0.68

Diluted:
Weighted average shares outstanding	17,596	18,534
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	18,436	19,374
Net income attributable to common shareholders	$17,557	$12,619
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$17,580	$12,642
Per share amount	$0.95	$0.65

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

Sales are shown net of inter-segment eliminations.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended March 31,
	2023				2022

	SC	IPS	SCS	Total	SC	IPS	SCS	Total
Total Revenue	$295,226	$61,998	$67,043	$424,267	218,797	53,058	47,556	$319,411
Income from operations	$44,705	$10,305	$5,514	$60,524	$27,351	$7,069	$4,020	$38,440

The following table presents reconciliations of operating income for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2023	2022

Income from operations for reportable segments	$60,524	$38,440
Adjustment for:
Amortization of intangible assets	4,758	4,235
Corporate expenses	20,367	12,646
Income from operations	$35,399	$21,559
Interest expense	11,521	5,162
Other expense (income), net	(469)	536
Income before income taxes	$24,347	$15,861

NOTE 12 - SHARE REPURCHASE

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares of the Company's outstanding common stock over the next 24 months.

During the three months ended March 31, 2023, the Company repurchased 339,535 shares of its common stock for approximately $9.1 million compared to 58,887 shares of its common stock for approximately $1.5 million for the three months ended March 31, 2022.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares.

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Total number of shares purchased	339.5	58.9
Amount paid	$9,135	$1,511
Average price paid per share	$27.26	$25.66

NOTE 13 - SUBSEQUENT EVENT

On May 1, 2023, the Company completed the acquisition of Florida Valve & Equipment, LLC and Environmental MD, Inc., (collectively, “Florida Valve EMD”). Florida Valve EMD is a leading provider of valve and related products and services for the municipal water markets in the State of Florida. Total consideration for the transaction was approximately $3.0 million, funded with cash on hand. The preliminary purchase price allocation is not complete as of the date of this quarterly financial issuance and will be an ongoing process for up to one year subsequent to the closing date of the transaction.

On May 1, 2023, the Company completed the acquisition of Riordan Materials Corporation (“Riordan”). Riordan is a leading provider of products for water treatment, wastewater treatment, odor control, solids handling, pumping and bio solid processes in the States of Maryland, New Jersey, Pennsylvania, Delaware and Virginia. Total consideration for the transaction was approximately $6.2 million, funded with cash on hand. The preliminary purchase price allocation is not complete as of the date of this quarterly financial issuance and will be an ongoing process for up to one year subsequent to the closing date of the transaction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2023 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the long-term impacts of the COVID-19 pandemic, the prolonged Ukrainian/Russia conflict and its impact on commodity prices; particularly oil and gas; the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but are not limited to, the effectiveness of management's strategies and decisions; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operations; other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service; decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors; economic risks related to the long-term impact of COVID-19; our ability to manage changes and the continued health or availability of management personnel; and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

CURRENT MARKET CONDITIONS AND OUTLOOK

General

DXP Enterprises, Inc. is a business-to-business distributor of MRO products and services to a variety of customers in different end markets primarily across North America. Additionally, we fabricate, remanufacture and assemble custom pump packages along with manufacturing branded private label pumps.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into United States (U.S.) law. The IRA establishes a new 15% corporate minimum tax and a new 1% excise tax on stock repurchases, effective after December 31, 2022. In addition, the IRA contains provisions relating to climate change, energy and health care. Based on the Company's current analysis of the provisions, the Company does not anticipate a material impact to the consolidated financial statements as a result of the IRA.

Inflation

The global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues tightening caused by the COVID-19 pandemic and the Ukrainian-Russia conflict, among other factors. These inflationary trends increased the cost of many of the products we buy. As a distributor, we often remain neutral to inflation as those costs are generally passed on to customers. The Company was able to pass price increases on to customers and implement other strategies designed to mitigate some of the adverse effects of higher costs during the three months ended March 31, 2023.

Outlook

Service Centers and Supply Chain Services Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Supply Chain Services business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. The Company's recent order activity improved as markets strengthened. For the three months ended March 31, 2023, we had approximately $362.3 million in sales in our Service Centers and Supply Chain Services segments, an increase of approximately 36.0 percent compared to the three months ended March 31, 2022. Our performance has been strengthened by price increases from our vendors and suppliers that we typically pass through to our customers. During 2022 and into the first quarter of 2023 we have benefited from these price increases. As we move into the second quarter and second half of 2023, we expect the impact of these price increases to moderate.

Innovative Pumping Solutions Segment

For the three months ended March 31, 2023, we had approximately $62.0 million in sales in our Innovative Pumping Solutions segment, an increase of approximately $8.9 million compared to the three months ended March 31, 2022, of which $3.3 million was associated with recent acquisitions in the water and wastewater markets. Beginning in the second half of 2021, we began to see an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to oil and gas demand recovery led to higher commodity prices. Although demand levels remained below pre-pandemic levels, there is growing confidence of returning to 2019 levels in the coming years. In the first quarter of 2022, the Ukrainian-Russia conflict caused further disruption in the global oil and gas supply and spurred price increases around the world. These forces contributed to higher spending by oil and gas producers, and thus, an increase in oil and gas projects within our Innovative Pumping Solutions segment. We expect to benefit from the increased oil and gas activity throughout 2023. Additionally, we expect to benefit from the recent water and wastewater acquisitions as we continue to scale this platform both organically and by positioning DXP Water to bid on projects that historically may have not been available to the separate acquisitions on a standalone basis.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

DXP is organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). The Service Centers are engaged in providing MRO products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The SCS segment provides a wide range of MRO products and manages all or part of our customer's supply chain function, and inventory management. The IPS segment provides products and services to the water and wastewater market and fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps, and manufactures branded private label pumps.

	Three Months Ended March 31,
	2023	%	2022	%

Sales	$424,267	100.0%	$319,411	100.0%
Cost of sales	299,226	70.5%	224,527	70.3%
Gross profit	$125,041	29.5%	$94,884	29.7%
Selling, general and administrative expenses	89,642	21.1%	73,325	23.0%
Income from operations	$35,399	8.3%	$21,559	6.7%
Other expense (income), net	(469)	(0.1)%	536	0.2%
Interest expense	11,521	2.7%	5,162	1.6%
Income before income taxes	$24,347	5.7%	$15,861	5.0%
Provision for income tax expense (benefit)	6,767	1.6%	3,332	1.0%
Net income	$17,580	4.1%	$12,529	3.9%
Net loss attributable to noncontrolling interest	—	—	(113)	—
Net income attributable to DXP Enterprises, Inc.	$17,580	4.1%	$12,642	4.0%
Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	1.00		$0.68
Diluted earnings per share	0.95		$0.65
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

SALES. Sales for the three months ended March 31, 2023 increased $104.9 million, or 32.8 percent, to approximately $424.3 million from $319.4 million for the prior year's corresponding period. Sales from businesses acquired in 2022 for three months ended March 31, 2023, accounted for $9.3 million of the sales. This overall sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $76.4 million, $8.9 million, and $19.5 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended March 31,
	2023	2022	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$295,226	$218,797	$76,429	34.9%
Innovative Pumping Solutions	61,998	53,058	8,940	16.8%
Supply Chain Services	67,043	47,556	19,487	41.0%
Total DXP Sales	$424,267	$319,411	$104,856	32.8%

Service Centers segment. Sales for the SC segment increased by approximately $76.4 million, or 34.9 percent, for the three months ended March 31, 2023, compared to the prior year's corresponding period. Excluding $6.0 million of SC segment sales associated with acquisitions in the prior period, sales increased $70.4 million from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in variety of markets.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $8.9 million, or 16.9 percent, for the three months ended March 31, 2023, compared to the prior year's corresponding period. Excluding $3.3 million of IPS segment sales from acquisitions in the prior period, IPS segment sales increased $5.6 million from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and related businesses.

Supply Chain Services segment. Sales for the SCS segment increased by $19.5 million, or 41.0 percent, for the three months ended March 31, 2023, compared to the prior year's corresponding period. The improved sales are primarily related to the addition of a new customer in the diversified chemicals market, as well as sales increases in the medical technology, food and beverage and oil and gas markets.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2023 was 29.5 percent versus 29.7 percent in the prior year's corresponding period. Excluding the impact of the businesses acquired in the prior period, gross profit as a percentage of sales was 29.2 percent. The decrease in the gross profit percentage excluding the businesses acquired is primarily the result of a decrease in gross profit within our SCS segment.

Service Centers segment. As a percentage of sales, for the three months ended March 31, 2023 gross profit percentage for the SC segment increased approximately 20 basis points. Excluding for the businesses acquired in the prior period, gross profit as a percentage of sales decreased approximately 30 basis points from the prior year's corresponding period. This was primarily the result of product mix. Gross profit for the SC segment, excluding businesses acquired in the prior period, increased $20.9 million, or 30.9 percent, during the three months ended March 31, 2023 compared to the prior year’s corresponding period.

Innovative Pumping Solutions segment. As a percentage of sales, for the three months ended March 31, 2023 gross profit percentage for the IPS segment increased approximately 185 basis points. Excluding for the businesses acquired, gross profit as a percentage of sales increased approximately 235 basis points from the prior year's corresponding period. The aforementioned increase in gross profit percentage as a percentage of sales is primarily due to the addition of higher water and wastewater projects versus lower margin oil and gas work and gross margin improvements within oil and gas. Gross profit increased $3.1 million compared to the prior year corresponding period, excluding business acquired, primarily as a result of an increase in project work caused by an increase in capital spending by our customers.

Supply Chain Services segment. As a percentage of sales, for the three months ended March 31, 2023 gross profit percentage for the SCS segment decreased approximately 375 basis points compared to the prior year's corresponding period. Gross profit for the first quarter of 2023 increased $2.1 million, or 18.8 percent, compared to the prior year's corresponding period primarily due to the addition of a new customer in the diversified chemicals market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended March 31, 2023 increased by approximately $16.3 million, or 22.3 percent, to $89.6 million from $73.3 million for the prior year's corresponding period. SG&A from businesses acquired accounted for $2.0 million. Excluding expenses from businesses acquired, SG&A for the quarter increased by $14.3 million, or 19.5 percent, compared to the prior year's corresponding period. The increase in SG&A excluding businesses acquired is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity.

OPERATING INCOME. Operating income for the first quarter of 2023 increased by $13.8 million to $35.4 million, from $21.6 million in the prior year's corresponding period. This increase in operating income is related to the aforementioned increase in business activity across all segments and reduction in SG&A as a percentage of sales in the current period versus the prior year's corresponding period.

INTEREST EXPENSE. Interest expense for the first quarter of 2023 increased $6.4 million compared to the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $105.0 million on its Term Loan B during the fourth quarter of 2022 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 27.9 percent for the three months ended March 31, 2023, compared to a tax expense of 21.0 percent for the three months ended March 31, 2022. Compared to the U.S. statutory rate for the three months ended March 31, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of March 31, 2023, we had cash and restricted cash of $58.4 million and credit facility availability of $132.4 million. We have a $135.0 million asset backed revolving line of credit (the "ABL Revolver"), partially offset by letters of credit of $2.6 million. We had no borrowings outstanding on our ABL Revolver as of March 31, 2023. We had $427.0 million in borrowings on our Term Loan B as of March 31, 2023. On July 19, 2022, the Company amended and extended the maturity date of the ABL Revolver to July 19, 2027.

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

The following table summarizes our net cash flows generated by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net Cash Provided by (Used in):
Operating Activities	$26,449	$2,680
Investing Activities	(3,804)	(6,056)
Financing Activities	(10,354)	(9,322)
Effect of Foreign Currency	(35)	268
Net Change in Cash	$12,256	$(12,430)

Operating Activities

The Company generated $26.4 million of cash from operating activities during the three months ended March 31, 2023 compared to $2.7 million of cash generated during the prior year's corresponding period. The $23.8 million increase in the amount of cash provided between the two periods was primarily due to increased business activity.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $3.8 million compared to a $6.1 million use of cash during the prior year’s corresponding period. This $2.3 million decrease was primarily driven by a reduction in the total purchase price paid for acquisitions during the three months ended March 31, 2022 of $5.3 million without comparable activity during the three months ended March 31, 2023. The decrease was partially offset by purchases of property and equipment of $3.8 million for the three months ended March 31, 2023 compared to $740 thousand for the three months ended March 31, 2022.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $10.4 million, compared to net cash used in financing activities of $9.3 million during the prior year’s corresponding period. The increase was primarily due to an increase of $0.8 million in share repurchases.

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

The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2022. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk' of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

ITEM 4: CONTROLS AND PROCEDURES.

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

Material weakness related to the application of percentage-of-completion (“POC”) accounting: We did not design and maintain effective controls over the completeness, occurrence, cut-off, accuracy and presentation and disclosure of revenue. Specifically, for revenue recognized under the percentage-of-completion input method, controls were not designed and maintained to ensure accuracy of the costs-to-date, estimates of the cost-to-complete and the determination of revenue recognized for certain project-based contracts. Additionally, within the Company's product sales and service revenue streams, controls were not designed and maintained to ensure the accuracy of the price and quantity, including the approval of credit memos, the existence of a customer contract, and appropriate cut-off during the revenue recognition process. This material weakness resulted in immaterial audit adjustments related to revenue and related contract assets and liabilities during the years ended December 31, 2021 and 2022, and out-of-period adjustments related to revenue during the year ended December 31, 2022. Additionally, this material weakness could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Material weakness related to the segregation of duties: We did not design and maintain effective controls over user roles and segregation of duties for functional access to transactions. As a result, there was a lack of segregation of duties within the Company's financial reporting function, specifically within the accounts payable, revenue, and journal entry processes. This material weakness did not result in adjustments to the consolidated financial statements. However, this material weakness could result in a material misstatement to the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Material weakness related to sufficient complement of resources: The Company lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls.

REMEDIATION PLAN FOR MATERIAL WEAKNESSES

To date we have implemented several process changes to limit the accumulation and aging of unmatched items. We continue to enhance policies and systems to timely clear discrepancies and prevent an accumulation of balances. Additionally, management is currently in the process of developing and implementing changes as a part of a comprehensive remediation plan to address the material weakness related to the application of POC accounting. We believe the remediation activities will extend through the remainder of fiscal year 2023.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year end December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended March 31, 2023.

Issuer Purchases of Equity Securities

A summary of our purchases of DXP Enterprises, Inc. common stock during the first quarter of fiscal year 2023 is as follows:

		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	Jan 1 -Jan 31	63,391	$27.97	63,391	$79,361
	Feb 1 - Feb 28	14,088	28.99	13,247	78,978
	Mar 1 -Mar 31	265,546	26.77	262,897	71,877
	Total	343,025	$27.26	339,535	$71,877

(1)	There were 3,490 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended March 31, 2023.
(2)
On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months. As of March 31, 2023, approximately $71.9 million worth of, or approximately 2.3 million, shares remained available under the $85.0 million Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form on Form S-8, filed with the Commission on August 20, 1998. File No. :333-61953).

3.2
Bylaws of DXP Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018 (File No. 000-21513), as amended on July 27, 2011.

3.3
Amendment to Section 3.4 of the Bylaws of DXP Enterprises, Inc., effective January 1, 2022. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-21513 : 21860170, filed with the Commission on April 27, 2021).

* 22.1	Subsidiary Guarantors of Guaranteed Securities.
* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in XBRL.

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

Dated: May 15, 2023