Form 10-Q
period 2023-06-30
DXP ENTERPRISES INC
filed 2023-08-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of August 4, 2023: 16,727,114.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$428,040	$367,812	$852,307	$687,223
Cost of sales	296,188	263,550	595,414	488,076
Gross profit	131,852	104,262	256,893	199,147
Selling, general and administrative expenses	94,372	78,342	184,014	151,667
Income from operations	37,480	25,920	72,879	47,480
Other (income) expense, net	(242)	839	(712)	1,377
Interest expense	11,863	5,615	23,384	10,777
Income before income taxes	25,859	19,466	50,207	35,326
Provision for income tax expense	6,805	4,973	13,573	8,305
Net income	19,054	14,493	36,634	27,021
Net income (loss) attributable to noncontrolling interest	—	60	—	(53)
Net income attributable to DXP Enterprises, Inc.	19,054	14,433	36,634	27,074
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$19,032	$14,411	$36,589	$27,029

Net income	$19,054	$14,493	$36,634	$27,021
Currency translation adjustments	659	(3,591)	757	(1,922)
Comprehensive income	$19,713	$10,902	$37,391	$25,099

Earnings per share (Note 9):
Basic	$1.11	$0.77	$2.10	$1.45
Diluted	$1.06	$0.74	$2.01	$1.39

Weighted average common shares outstanding:
Basic	17,211	18,766	17,402	18,651
Diluted	18,051	19,606	18,242	19,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$15,533	$46,026
Restricted cash	91	91
Accounts receivable, net of allowance of $8,495 and $7,610, respectively	318,651	320,880
Inventories	104,950	101,392
Costs and estimated profits in excess of billings	46,770	23,588
Prepaid expenses and other current assets	15,274	21,644
Income taxes receivable	7,698	2,493
Total current assets	508,967	516,114
Property and equipment, net	47,538	45,964
Goodwill	342,273	333,759
Other intangible assets, net	72,466	79,585
Operating lease right of use assets, net	54,051	57,402
Other long-term assets	9,138	4,456
Total assets	$1,034,433	$1,037,280

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$4,369	$4,369
Trade accounts payable	93,978	100,784
Accrued wages and benefits	28,563	26,260
Customer advances	15,555	20,128
Billings in excess of costs and estimated profits	5,333	10,411
Short-term operating lease liabilities	17,324	18,083
Other current liabilities	42,843	32,866
Total current liabilities	207,965	212,901
Long-term debt, net of unamortized debt issuance costs	408,430	409,205
Long-term operating lease liabilities	37,650	40,189
Other long-term liabilities	8,718	4,701
Deferred income taxes liability	2,205	4,892
Total long-term liabilities	457,003	458,987
Total liabilities	664,968	671,888
Commitments and contingencies (Note 10)
Shareholders' equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,788,711 and 17,690,069 outstanding, respectively	345	345
Additional paid-in capital	214,852	213,937
Retained earnings	287,138	250,549
Accumulated other comprehensive loss	(30,918)	(31,675)
Treasury stock, at cost 3,523,707 and 2,435,352 shares, respectively	(101,968)	(67,780)
Total DXP Enterprises, Inc. equity	369,465	365,392
Total liabilities and equity	$1,034,433	$1,037,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	36,634	27,021
Reconciliation of net income to net cash provided by operating activities:
Depreciation	4,145	5,006
Amortization of intangible assets and deferred financing costs	10,749	9,742
Provision for credit losses	1,001	314
Payment of contingent consideration liability in excess of acquisition-date fair value	(79)	—
Fair value adjustment on contingent consideration	839	1,689
Restricted stock compensation expense	1,347	863
Deferred income taxes	(6,313)	1,610
Changes in operating assets and liabilities:
Accounts receivables, net	3,815	(50,616)
Costs and estimated profits in excess of billings	(23,151)	(8,466)
Accounts payable and accrued expenses	1,721	42,030
Prepaid expenses and other assets	5,226	(3,328)
Inventories	(3,179)	(15,754)
Billings in excess of costs and estimated profits	(5,095)	(1,502)
Other long-term liabilities	(3,643)	(2,923)
Net cash provided by operating activities	$24,017	$5,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,617)	(1,848)
Acquisition of businesses, net of cash acquired	(8,488)	(44,117)
Net cash used in investing activities	$(14,105)	$(45,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on asset-backed credit facility	7,870	231,968
Repayments on asset-backed credit facility	(7,870)	(202,844)
Repayments under term loan facility	(2,184)	(1,650)
Payment for acquisition contingent consideration liability	(3,921)	—
Preferred stock dividends paid	(45)	(45)
Shares repurchased held in treasury	(33,583)	(15,116)
Payment for employee taxes withheld from stock awards	(432)	(290)
Net cash (used in) provided by financing activities	$(40,165)	$12,023
Effect of foreign currency on cash	(240)	(159)
Net change in cash and restricted cash	(30,493)	(28,415)
Cash and restricted cash at beginning of period	46,117	49,080
Cash and restricted cash at end of period	$15,624	$20,665

Supplemental schedule of non-cash investing and financing activities:
Shares issued for acquisitions (Note 12)	—	4,744
Shares repurchased held in treasury (Note 13)	$(605)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(67,780)	$—	$(31,675)	$365,392
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	476	—	—	—	—	476
Tax related items for share based awards	—	—	—	(104)	—	—	—	—	(104)
Currency translation adjustment	—	—	—	—	—	—	—	98	98
Repurchases of shares	—	—	—	—	—	(9,135)	—	—	(9,135)
Net income (loss)	—	—	—	—	17,580	—	—	—	17,580
Balance at March 31, 2023	1	15	345	214,309	268,106	(76,915)	—	(31,577)	374,284
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	871	—	—	—	—	871
Tax related items for share based awards	—	—	—	(328)	—	—	—	—	(328)
Currency translation adjustment	—	—	—	—	—	—	—	659	659
Repurchases of shares	—	—	—	—	—	(25,053)	—	—	(25,053)
Net income (loss)	—	—	—	—	19,054	—	—	—	19,054
Balance at June 30, 2023	$1	$15	$345	$214,852	$287,138	$(101,968)	$—	$(30,918)	$369,465

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(29,282)	$346,727
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	370	—	—	—	—	370
Tax related items for share based awards	—	—	—	(159)	—	—	—	—	(159)
Issuance of shares of common stock	—	—		527	—	—	—	—	527
Currency translation adjustment	—	—	—	—	—	—	—	1,669	1,669
Repurchases of shares	—	—	—	—	—	(1,513)	—	—	(1,513)
Net income (loss)	—	—	—	—	12,642	—	(113)	—	12,529
Balance at March 31, 2022	1	15	195	207,510	215,103	(35,024)	(60)	(27,613)	360,127
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	493	—	—	—	—	493
Tax related items for share based awards	—	—	—	(131)	—	—	—	—	(131)
Issuance of shares of common stock	—	—	2	4,215	—	—	—	—	4,217
Currency translation adjustment	—	—	—	—	—	—	—	(3,591)	(3,591)
Net income (loss)	—	—	—	—	14,433	—	60	—	14,493
Balance at June 30, 2022	$1	$15	$197	$212,087	$229,514	$(35,024)	$—	$(31,204)	$375,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," the "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. DXP Enterprises, Inc. and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products and services to a variety of end markets and business-to-business customers. Additionally, DXP provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and broad industrial customers. The Company is currently organized into three business segments: Service Centers ("SC"), Supply Chain Services ("SCS") and Innovative Pumping Solutions ("IPS"). See Note 11 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). For interim financial reporting not all disclosures normally required in annual consolidated financial statements prepared in accordance with US GAAP are required. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 that are included in our annual report on Form 10-K filed with the SEC on April 17, 2023 (“Annual Report”). The results of operations for the six months ended June 30, 2023 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. The ownership interest of noncontrolling investors of the Company's subsidiaries are recorded as noncontrolling interest. All inter-company accounts and transactions have been eliminated in consolidation.

During the fourth quarter of 2022, the Company became aware of a financing cash flow error related to borrowings and repayments on our asset-backed credit facility as a result of the Company inadvertently duplicating journal entries, resulting in the overstatement of financing cash flow activities from borrowings and repayments related to our revolving credit facility. Management's assessment concluded that the errors were not material, individually or in the aggregate, to any prior period unaudited condensed consolidated financial statements. The Company concluded to revise prior period unaudited condensed consolidated financial statements the next time they were reported. Periods not presented herein will be revised, as applicable, in future filings. The unaudited condensed consolidated financial statements included herein, have been revised to correct for the impact of these errors. The revision for the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2022, is provided in the following table (in thousands):

	As Previously Reported	Adjustments	Revised
Proceeds from asset-backed credit facility	$235,969	$(4,001)	$231,968
Payments on asset-backed credit facility	(206,845)	4,001	(202,844)

The change did not result in a change in net income or earnings per share for the three and six months ended June 30, 2022. Additionally, the change did not result in a change in the unaudited condensed consolidated balance sheets and statements of equity.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any new accounting pronouncements that may impact its financial statements, including the new Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers standard. The Company does not believe the new accounting pronouncement will have a material impact on its financial position or results of operations for recent acquisitions.

Accounting Pronouncements Not Yet Adopted

All other new accounting pronouncements that have been issued, but not yet effective, are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

NOTE 4 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include management's assumptions about the likelihood of payment based on the established benchmarks, discount rates, and an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 inputs as they are not observable in the market. Should actual results increase or decrease as compared to the assumptions used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration are measured each reporting period and reflected in our results of operations.

As of June 30, 2023, we recorded liabilities in other current and long-term liabilities for contingent consideration associated with the acquisitions of Process Machinery, Inc. ("PMI"), Drydon Equipment, Inc. ("Drydon"), Cisco Air Systems, Inc. ("Cisco"), Sullivan Environmental Technologies, Inc. ("Sullivan"), Florida Valve & Equipment, LLC and Environmental MD, Inc. (collectively,“Florida Valve EMD”) and Riordan Materials Corporation (“Riordan”) of $1.3 million, $1.8 million, $2.3 million, $1.6 million, $0.3 million, and $2.2 million, respectively.

The following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2023 (in thousands):

Contingent Consideration
*Beginning balance at December 31, 2022	$10,166
Acquisitions and settlements:
Acquisitions (Note 12)	2,498
Settlements	(4,000)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	839
*Ending Balance at June 30, 2023	$9,503
*Amounts included in other current liabilities were $6.1 million and $5.5 million for the periods ending June 30, 2023 and December 31, 2022, respectively. Amounts included in long-term liabilities were $3.4 million and $4.7 million for the periods ending June 30, 2023 and December 31, 2022, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions of PMI, Drydon, Cisco, Sullivan, Florida Valve EMD, and Riordan are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was between 9.2 percent and 9.6 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at June 30, 2023 and December 31, 2022 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments. See Note 8 - Long-term Debt for fair value disclosures on our asset-backed line of credit and term loan debt under our syndicated credit agreement facilities.

NOTE 5 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$95,410	$82,906
Work in process	9,540	18,486
Inventories	$104,950	$101,392

NOTE 6 – CONTRACT ASSETS AND LIABILITIES

Under our customized pump production and water and wastewater project contracts in our IPS segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets presented as "Costs and estimated profits in excess of billings". However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our unaudited condensed consolidated balance sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$97,872	$70,329
Estimated profits, thereon	31,966	23,274
Total costs and estimated profits on uncompleted contracts	129,838	93,603
Less: billings to date	88,414	80,421
Net	$41,424	$13,182

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for June 30, 2023 and December 31, 2022 under the following captions (in thousands):

	June 30, 2023	December 31, 2022
Costs and estimated profits in excess of billings	$46,770	$23,588
Billings in excess of costs and estimated profits	(5,333)	(10,411)
Translation adjustment	(13)	5
Net	$41,424	$13,182

During the six months ended June 30, 2023, $10.0 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Our effective tax rate from continuing operations was a tax expense of 26.3 percent for the three months ended June 30, 2023 compared to a tax expense of 25.5 percent for the three months ended June 30, 2022. Compared to the U.S. statutory rate for the three months ended June 30, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Our effective tax rate from continuing operations was a tax expense of 27.0 percent for the six months ended June 30, 2023 compared to a tax expense of 23.5 percent for the six months ended June 30, 2022. Compared to the U.S. statutory rate for the six months ended June 30, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the six months ended June 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses and uncertain tax positions for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	425,949	428,079	428,133	411,008
Total long-term debt	425,949	428,079	428,133	411,008
Less: current portion	(4,369)	(4,391)	(4,369)	(4,194)
Long-term debt less current maturities	$421,580	$423,688	$423,764	$406,814
(1) Carrying value amounts do not include unamortized debt issuance costs of $13.2 million and $14.6 million for June 30, 2023 and December 31, 2022, respectively.

Credit Agreements

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). The ABL Credit Agreement amends and restates the Loan and Security Agreement dated as of August 29, 2017. Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. The ABL Revolver matures on July 19, 2027. As of June 30, 2023, the Company had no borrowings outstanding under the ABL Revolver, and total borrowing capacity under the ABL Revolver was $132.3 million, net of the letters of credit outstanding.

On November 22, 2022, the Company entered into an amendment to its existing $330 million Senior Secured Term Loan (the "Term Loan Amendment"), borrowing an additional $105 million that was added to the existing $330 million Senior Secured Term Loan (the “Term Loan Agreement”). As of June 30, 2023 there was $425.9 million outstanding under the Term Loan Agreement.

The Term Loan Amendment amends and supplements the Term Loan Agreement, dated as of December 23, 2020, and provides for among other things, $105.0 million in new incremental commitments. The Term Loan Agreement and Term Loan Amendment amortizes in equal quarterly installments of 0.25 percent with the balance payable in December 2027 when the facility matures. Subject to securing additional lender commitments, the Term Loan Agreement allows for incremental increases in facility size up to an aggregate of $85.0 million, plus an additional amount such that the Company's Secured Leverage Ratio (as defined in the Term Loan Agreement) would not exceed 3.75 to 1.00. Interest accrues on the Term Loan at a rate equal to SOFR plus a margin of 5.25 percent for the SOFR Loans (as defined in the Term Loan Amendment). We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50 percent of excess cash flow--reducing to (i.) 25 percent if our total leverage ratio is no more than 3.00 to 1.00 and (ii.) zero percent if our total leverage ratio is no more than 2.50 to 1.00.

The Company was in compliance with all financial covenants under the ABL Credit Agreement and Term Loan Agreements as of June 30, 2023.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share:
Weighted average shares outstanding	17,211	18,766	17,402	18,651
Net income attributable to DXP Enterprises, Inc.	$19,054	$14,433	$36,634	$27,074
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$19,032	$14,411	$36,589	$27,029
Per share amount	$1.11	$0.77	$2.10	$1.45

Diluted earnings per share:
Weighted average shares outstanding	17,211	18,766	17,402	18,651
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	18,051	19,606	18,242	19,491
Net income attributable to common shareholders	$19,032	$14,411	$36,589	$27,029
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc.	$19,054	$14,433	$36,634	$27,074
Per share amount	$1.06	$0.74	$2.01	$1.39

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

NOTE 11 - SEGMENT REPORTING

The Company's reportable business segments are: Service Centers, Innovative Pumping Solutions and Supply Chain Services. The Service Centers segment is engaged in providing MRO products, equipment and integrated services, including logistics capabilities, to business-to-business customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, re-manufactures pumps, manufactures branded private label pumps and provides products and process lines for the water and wastewater treatment industries. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

Sales are shown net of inter-segment eliminations.

The following table sets out financial information related to the Company's segments excluding amortization(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales
Service Centers	$298,432	$251,098	$593,658	$469,894
Innovative Pumping Solutions	63,441	57,788	125,439	110,846
Supply Chain Services	66,167	58,926	133,210	106,483
Total Sales	$428,040	$367,812	$852,307	$687,223

Operating Income
Service Centers	$44,129	$32,368	$88,834	$59,719
Innovative Pumping Solutions	10,178	8,726	20,483	15,795
Supply Chain Services	5,416	4,958	10,929	8,978
Total Segments Operating Income	$59,723	$46,052	$120,246	$84,492

The following table presents reconciliations of income from operations for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Income from operations for reportable segments	$59,723	$46,052	$120,246	$84,492
Adjustment for:
Amortization of intangible assets	4,582	4,591	9,340	8,826
Corporate expenses	17,661	15,541	38,027	28,186
Income from operations	$37,480	$25,920	72,879	47,480
Interest expense	11,863	5,615	23,384	10,777
Other (income) expense, net	(242)	839	(712)	1,377
Income before income taxes	$25,859	$19,466	$50,207	$35,326

NOTE 12 - BUSINESS ACQUISITIONS

On May 1, 2023, the Company completed the acquisition of Florida Valve EMD, a leading provider of valve and related products and services for the municipal water markets in the State of Florida. Florida Valve EMD is included within our IPS business segment. Total consideration for the transaction was approximately $3.0 million, funded with a mixture of cash on hand of $2.6 million and future consideration of $0.3 million. Goodwill for the transaction totaled approximately $2.0 million.

On May 1, 2023, the Company completed the acquisition of Riordan, a leading provider of products for water treatment, wastewater treatment, odor control, solids handling, pumping and bio solid processes in the States of Maryland, New Jersey, Pennsylvania, Delaware and Virginia. Riordan is included within our IPS business segment. Total consideration for the transaction was approximately $8.4 million, funded with a mixture of cash on hand of $6.2 million and future consideration of $2.2 million. Goodwill for the transaction totaled approximately $5.9 million.

In aggregate, the acquisition-date fair value of the consideration transferred for the two businesses totaled $11.3 million, which consisted of the following (in thousands):

Purchase Price Consideration
Cash payments	$8,844
Future consideration	2,498
Total purchase price consideration	$11,342

Pro forma results of operations information have not been presented, as the effect of the recent acquisitions is not material. The operating results of Riordan and Florida Valve EMD are included within the Company's consolidated statements of operations since the acquisition date of May 1, 2023 and were not material for the six months ended June 30, 2023. Pursuant to US GAAP, costs incurred to complete the acquisitions as well as costs incurred to integrate into the Company’s operations are expensed as incurred. Transaction-related costs incurred, which are included within Selling, general, and administrative expenses in the consolidated statements of operations, were not material for the six months ended June 30, 2023.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash	$352
Accounts receivable	2,236
Inventory	355
Other current assets	134
Non-compete agreements	595
Customer relationships	1,708
Property and equipment	41
Other assets	5
Assets acquired	5,426
Current liabilities assumed	(1,395)
Other long term liabilities	(23)
Deferred tax liability	(538)
Net assets acquired	3,470
Total Consideration	11,342
Goodwill	$7,872

Of the $2.3 million of acquired intangible assets, $0.6 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, coinciding with the terms of the agreements. In addition, $1.7 million was assigned to customer relationships and will be amortized over a period of 8 years. The goodwill total of approximately $7.9 million is attributable primarily to expected synergies and the assembled workforce of each entity and is generally not deductible for tax purposes.

The Company recognized approximately $400 thousand of acquisition related costs that were expensed in the current period. These costs are included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income in Selling, General and Administrative costs.

NOTE 13 - SHARE REPURCHASE

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares.

(in thousands, except share data)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total number of shares purchased	748,820	1,088,355
Amount paid	$23,935	$33,182
Average price paid per share	$31.96	$30.49

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and six months ended June 30, 2023 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with US GAAP.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but are not limited to, the effectiveness of management's strategies and decisions; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operations; other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service; decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors; our ability to manage changes and the continued health or availability of management personnel; and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

CURRENT MARKET CONDITIONS AND OUTLOOK

General

DXP Enterprises, Inc. is a business-to-business distributor of MRO products and services to a variety of customers in different end markets across North America and Dubai. Additionally, we fabricate, remanufacture, and assemble custom pump packages along with manufacturing branded private label pumps.

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

Inflation

The global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues tightening caused by the COVID-19 pandemic and the Ukrainian-Russia conflict, among other factors. These inflationary trends increased the cost of many of the products we buy. As a distributor, we often remain neutral to inflation as those costs are generally passed on to customers. The Company was able to pass price increases on to customers and implement other strategies designed to mitigate some of the adverse effects of higher costs during the six months ended June 30, 2023.

Outlook

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. The Company's recent order activity improved as markets strengthened. For the three months ended June 30, 2023 and six months ended June 30, 2023, we had approximately $361.9 million and $719.1 million in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 17.2 percent and 23.8 percent compared to the three months ended June 30, 2022 and the six months ended June 30, 2022, respectively. Our performance has been strengthened by price increases from our vendors and suppliers During the six months ended June 30, 2023, $7.3 million was associated with recent acquisitions in the water and wastewater markets. We expect to benefit from the increased oil and gas activity throughout the remainder of 2023. Additionally, we expect to benefit from the recent water and wastewater acquisitions as we continue to scale this platform both organically and by positioning DXP Water to bid on projects that historically may have not been available to the separate acquisitions on a standalone basis.

Supply Chain Services Segment

For the three months ended June 30, 2023 and six months ended June 30, 2023, we had approximately $66.2 million and $133.2 million in sales in our Supply Chain Services segment, an increase of approximately 12.3 percent and 25.1 percent compared to the three months ended June 30, 2022 and the six months ended June 30, 2022, respectively. Our performance compared to the previous six month period has benefited from the addition of a new diversified chemical customer that recently reach its one-year anniversary during the second quarter of 2023. As we move forward, we expect our performance to be driven by either the addition of new customers or an increase in spend by our existing customers.

RESULTS OF OPERATIONS
(in thousands, except percentages and per share data)

DXP is organized into three business segments: Service Centers ("SC"), Innovative Pumping Solutions ("IPS"), and Supply Chain Services ("SCS"). The Service Centers are engaged in providing MRO products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The IPS segment provides products and services to the water and wastewater market and fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps, and manufactures branded private label pumps. The SCS segment provides a wide range of MRO products and manages all or part of our customer's supply chain function, and inventory management.

	Three Months Ended June 30,
	2023	%	2022	%
Sales	$428,040	100.0%	$367,812	100.0%
Cost of sales	296,188	69.2%	263,550	71.7%
Gross profit	131,852	30.8%	104,262	28.3%
Selling, general and administrative expenses	94,372	22.0%	78,342	21.3%
Income from operations	37,480	8.8%	25,920	7.0%
Other expense (income), net	(242)	(0.1)%	839	0.2%
Interest expense	11,863	2.8%	5,615	1.5%
Income before income taxes	25,859	6.0%	19,466	5.3%
Provision for income tax expense	6,805	1.6%	4,973	1.4%
Net income	19,054	4.5%	14,493	3.9%
Net income attributable to noncontrolling interest	—	—	60	—
Net income attributable to DXP Enterprises, Inc.	$19,054	4.5%	$14,433	3.9%

Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$1.11		$0.77
Diluted earnings per share	$1.06		$0.74
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

SALES. Sales for the three months ended June 30, 2023 increased $60.2 million, or 16.4 percent, to approximately $428.0 million from $367.8 million for the prior year's corresponding period. Sales from acquisitions for three months ended June 30, 2023, accounted for $7.3 million compared to $17.8 million for the three months ended June 30, 2022. The overall increase in sales was the result of an increase in sales in our SC, IPS and SCS segments of $47.3 million, $5.7 million, and $7.2 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended June 30,
	2023	2022	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$298,432	$251,098	$47,334	18.9%
Innovative Pumping Solutions	63,441	57,788	5,653	9.8%
Supply Chain Services	66,167	58,926	7,241	12.3%
Total DXP Sales	$428,040	$367,812	$60,228	16.4%

Service Centers segment. Sales for the SC segment increased by approximately $47.3 million, or 18.9 percent, for the three months ended June 30, 2023, compared to the prior year's corresponding period. Sales from acquisitions for the SC segment was $4.5 million during the three months ended June 30, 2023 compared to $12.5 million for the three months ended June 30, 2022. Total sales for the SC segment excluding acquisitions increased $55.4 million from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in a variety of end markets.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $5.7 million, or 9.8 percent, for the three months ended June 30, 2023, compared to the prior year's corresponding period. Sales from acquisitions for the IPS segment was $2.8 million during the three months ended June 30, 2023 compared to $5.3 million for the three months ended June 30, 2022. Total sales for the IPS segment excluding acquisitions increased $8.1 million from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and renewable sectors.

Supply Chain Services segment. Sales for the SCS segment increased by $7.2 million, or 12.3 percent, for the three months ended June 30, 2023, compared to the prior year's corresponding period. The improved sales are primarily related to the addition of a new customer in the diversified chemicals market, as well as sales increases in the medical technology, food and beverage and oil and gas markets.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2023 was 30.8 percent versus 28.3 percent in the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an increase in gross profit within our IPS segment in our water/wastewater division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended June 30, 2023 increased by approximately $16.0 million, or 20.5 percent, to $94.4 million from $78.3 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity.

OPERATING INCOME. Operating income for the second quarter of 2023 increased by $11.6 million to $37.5 million, from $25.9 million in the prior year's corresponding period. This increase in operating income is related to the aforementioned increase in business activity across all segments.

INTEREST EXPENSE. Interest expense for the second quarter of 2023 increased $6.2 million compared to the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $105.0 million on its Term Loan during the fourth quarter of 2022 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 26.3 percent for the three months ended June 30, 2023, compared to a tax expense of 25.5 percent for the three months ended June 30, 2022. Compared to the U.S. statutory rate for the three months ended June 30, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	%	2022	%
Sales	$852,307	100.0%	$687,223	100.0%
Cost of sales	595,414	69.9%	488,076	71.0%
Gross profit	$256,893	30.1%	$199,147	29.0%
Selling, general and administrative expenses	184,014	21.6%	151,667	22.1%
Income from operations	$72,879	8.6%	$47,480	6.9%
Other (income) expense, net	(712)	(0.1)%	1,377	0.2%
Interest expense	23,384	2.7%	10,777	1.6%
Income before income taxes	$50,207	5.9%	$35,326	5.1%
Provision for income taxes	13,573	1.6%	8,305	1.2%
Net income	$36,634	4.3%	$27,021	3.9%
Net loss attributable to noncontrolling interest	—	—	(53)	—%
Net income attributable to DXP Enterprises, Inc.	$36,634	4.3%	$27,074	3.9%

Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$2.10		$1.45
Diluted earnings per share	$2.01		$1.39

SALES. Sales for the six months ended June 30, 2023 increased $165.1 million, or 24.0 percent, to approximately $852.3 million from $687.2 million for the prior year's corresponding period. Sales from businesses acquired accounted for $26.4 million of sales for the six months ended June 30, 2023 compared to $30.9 million for the six months ended June 30, 2022. The overall increase in sales was the result of an increase in sales within our SC, IPS and SCS segments of $123.8 million, $14.6 million and $26.7 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Six Months Ended June 30,
	2023	2022	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	593,658	469,894	$123,764	26.3%
Innovative Pumping Solutions	125,439	110,846	14,593	13.2%
Supply Chain Services	133,210	106,483	26,727	25.1%
Total DXP Sales	$852,307	$687,223	$165,084	24.0%

Service Centers segment. Sales for the SC segment increased by $123.8 million, or 26.3 percent for the six months ended June 30, 2023, compared to the prior year's corresponding period. Sales from acquisitions for the SC segment was $19.1 million during the six months ended June 30, 2023 compared to $16.5 million for the six months ended June 30, 2022. Total sales for the SC segment excluding acquisitions increased $121.2 million from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and bearings product lines to customers engaged in operating and maintenance services in the general industrial, diversified chemical, and oil & gas markets in connection with increased capital spending by oil and gas producers.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $14.6 million, or 13.2 percent for the six months ended June 30, 2023 compared to the prior year's corresponding period. Sales from acquisitions for the IPS segment was $7.3 million during the six months ended June 30, 2023 compared to $14.4 million for the six months ended June 30, 2022. Total sales for the IPS segment excluding acquisitions increased $21.7 million from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and renewable

Supply Chain Services segment. Sales for the SCS segment increased by $26.7 million, or 25.1 percent, for the six months ended June 30, 2023, compared to the prior year's corresponding period. The improved sales are primarily related to the addition of a new customer in the diversified chemicals market, as well as sales increases in the medical technology, food and beverage and oil and gas markets.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2023 increased by approximately 116 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 113 basis points and 335 basis points increase in the gross profit percentage in our SC and IPS segments partially offset by an approximate 72 basis points decrease in our SCS segment, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the six months ended June 30, 2023 increased by approximately $32.3 million, or 21.3 percent, to $184.0 million from $151.7 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity.

OPERATING INCOME. Operating income for the six months ended June 30, 2023 increased by $25.4 million or 53.5% to $72.9 million from $47.5 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2023 increased $12.6 million compared with the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $105.0 million on its Term Loan during the fourth quarter of 2022 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 27.0 percent for the six months ended June 30, 2023, compared to a tax expense of 23.5 percent for the six months ended June 30, 2022. Compared to the U.S. statutory rate for the six months ended June 30, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of June 30, 2023, we had cash and restricted cash of $15.6 million and credit facility availability of $132.3 million. We have a $135.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $2.7 million. We had no borrowings outstanding on our ABL Revolver as of June 30, 2023. We had $425.9 million in borrowings on our Term Loan as of June 30, 2023.

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of financing. As a distributor of MRO products and services and fabricator of custom pumps and packages, working capital can fluctuate as a result of changes in inventory levels, accounts receivable and costs in excess of billings for project work. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing and safety services equipment. We also require cash to pay our lease obligations and to service our debt.

The following table summarizes our net cash flows generated by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net Cash Provided by (Used in):
Operating Activities	$24,017	$5,686
Investing Activities	(14,105)	(45,965)
Financing Activities	(40,165)	12,023
Effect of Foreign Currency	(240)	(159)
Net Change in Cash	$(30,493)	$(28,415)

Operating Activities

The Company generated $24.0 million of cash from operating activities during the six months ended June 30, 2023 compared to $5.7 million of cash generated during the prior year's corresponding period. The $18.3 million increase in the amount of cash provided by operating activities between the two periods was primarily due to increased business activity and higher sales at a higher margin partially offset by a decrease of progress billings as compared to the prior period.

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $14.1 million compared to a $46.0 million use of cash during the prior year’s corresponding period. This $31.9 million decrease was primarily driven by a reduction in the total purchase price paid for acquisitions during the six months ended June 30, 2023 of $8.5 million compared to $44.1 million during the six months ended June 30, 2022. The decrease was partially offset by purchases of property and equipment of $5.6 million for the six months ended June 30, 2023 compared to $1.8 million for the six months ended June 30, 2022.

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $40.2 million, compared to net cash provided by financing activities of $12.0 million during the prior year’s corresponding period. The increase was primarily due to an increase of $33.6 million in share repurchases for the six months ended June 30, 2023 compared to $15.1 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company had $29.1 million outstanding under the ABL Revolver compared to no borrowings outstanding during the six months ended June 30, 2023. The Company paid contingent consideration of $4.0 million for the six months ended June 30, 2023 without comparable activity in the prior period.

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

The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2022. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recently Issued Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk' of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the existing material weaknesses in internal control over financial reporting as previously disclosed in our annual report on Form 10-K for the year end December 31, 2022.

Notwithstanding these material weaknesses, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Management's Plan to Remediate the Material Weakness

During the quarter we have implemented several process changes to limit the accumulation and aging of unmatched items and the implementation of a monthly reconciliation to ensure completeness and accuracy of unmatched items. Additionally, management is currently in the process of developing and implementing changes as a part of a comprehensive remediation plan to address the material weakness related to the application of percentage-of-completion accounting as well as the necessary processes and controls to address the segregation of duties material weakness. We believe the remediation activities will extend through the remainder of fiscal year 2023.

The Company has hired a new Chief Accounting Officer and a Director of Technical Accounting with public company and SOX experience that are already working on the implementation of processes and controls required to remediate these material weaknesses.

Additionally, the Company engaged new consultants to perform internal audit services and to advise on remediation efforts.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended June 30, 2023.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the second quarter of fiscal year 2023 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1 – April 30, 2023	189,807	$24.96	177,599	$67,134
May 1 –May 31, 2023	219,399	31.76	219,399	60,160
June 1 – June 30, 2023	351,822	34.76	351,822	47,920
Total	761,028	31.31	748,820	47,920

(1) There were 12,208 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended June 30, 2023.

(2) On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months. As of June 30, 2023, approximately $47.9 million worth of, or approximately 1.6 million, shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in XBRL.

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

Dated: August 9, 2023