Form 10-Q
period 2023-09-30
DXP ENTERPRISES INC
filed 2023-11-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of November 3, 2023: 16,176,412.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$419,249	$387,314	$1,271,556	$1,074,537
Cost of sales	293,687	275,681	889,101	763,758
Gross profit	125,562	111,633	382,455	310,779
Selling, general and administrative expenses	89,706	85,094	273,720	236,761
Income from operations	35,856	26,539	108,735	74,018
Other expense (income), net	1,234	1,565	522	2,941
Interest expense	12,684	6,833	36,068	17,610
Income before income taxes	21,938	18,141	72,145	53,467
Provision for income tax expense	5,766	5,097	19,339	13,402
Net income	16,172	13,044	52,806	40,065
Net loss attributable to noncontrolling interest	—	(885)	—	(938)
Net income attributable to DXP Enterprises, Inc.	16,172	13,929	52,806	41,003
Preferred stock dividend	22	22	67	67
Net income attributable to common shareholders	$16,150	$13,907	$52,739	$40,936

Net income	$16,172	$13,044	$52,806	$40,065
Foreign currency translation adjustments	(844)	(1,156)	(87)	(3,078)
Comprehensive income	$15,328	$11,888	$52,719	$36,987

Earnings per share (Note 9):
Basic	$0.98	$0.74	$3.08	$2.19
Diluted	$0.93	$0.71	$2.94	$2.10

Weighted average common shares outstanding:
Basic	16,516	18,820	17,104	18,712
Diluted	17,356	19,660	17,944	19,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$27,176	$46,026
Restricted cash	91	91
Accounts receivable, net of allowance of $4,088 and $7,610, respectively	320,972	320,880
Inventories	105,145	101,392
Costs and estimated profits in excess of billings	47,211	23,588
Prepaid expenses and other current assets	15,799	21,644
Income taxes receivable	393	2,493
Total current assets	516,787	516,114
Property and equipment, net	56,277	45,964
Goodwill	342,122	333,759
Other intangible assets, net	67,913	79,585
Operating lease right of use assets, net	48,462	57,402
Other long-term assets	13,543	4,456
Total assets	$1,045,104	$1,037,280

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$4,369	$4,369
Trade accounts payable	101,439	100,784
Accrued wages and benefits	35,540	26,260
Customer advances	12,595	20,128
Billings in excess of costs and estimated profits	7,181	10,411
Short-term operating lease liabilities	15,459	18,083
Other current liabilities	45,275	32,866
Total current liabilities	221,858	212,901
Long-term debt, net of unamortized debt issuance costs	408,105	409,205
Long-term operating lease liabilities	34,028	40,189
Other long-term liabilities	15,469	4,701
Deferred income taxes liability	2,068	4,892
Total long-term liabilities	459,670	458,987
Total liabilities	681,528	671,888
Commitments and contingencies (Note 10)
Shareholders' equity:
Series A and B preferred stock, $1.00 par value each; 1,000,000 shares authorized each	16	16
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,176,787 and 17,690,069 outstanding, respectively	345	345
Additional paid-in capital	215,684	213,937
Retained earnings	303,288	250,549
Accumulated other comprehensive loss	(31,762)	(31,675)
Treasury stock, at cost 4,141,989 and 2,435,352 shares, respectively	(123,995)	(67,780)
Total DXP Enterprises, Inc. equity	363,576	365,392
Total liabilities and equity	$1,045,104	$1,037,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	52,806	40,065
Reconciliation of net income to net cash provided by operating activities:
Depreciation	6,262	7,367
Amortization of intangibles and fixed assets	15,206	13,958
Provision for (recovery of) credit losses	(277)	834
Payment of contingent consideration liability in excess of acquisition-date fair value	(160)	(781)
Fair value adjustment on contingent consideration	1,502	2,125
Amortization of debt issuance costs	2,176	1,357
Restricted stock compensation expense	2,211	1,368
Deferred income taxes	(10,178)	(3,009)
Changes in operating assets and liabilities:
Accounts receivable, net	2,295	(59,563)
Costs and estimated profits in excess of billings	(23,629)	(12,988)
Accounts payable and accrued expenses	12,868	40,936
Prepaid expenses and other assets	16,583	2,341
Inventories	(3,397)	(27,858)
Billings in excess of costs and estimated profits	(3,232)	721
Other long-term liabilities	(7,261)	(4,617)
Net cash provided by operating activities	$63,775	$2,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,103)	(3,426)
Acquisition of businesses, net of cash acquired	(8,848)	(48,506)
Net cash used in investing activities	$(15,951)	$(51,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on asset-backed credit facility	7,870	577,999
Repayments on asset-backed credit facility	(7,870)	(537,393)
Repayments under term loan facility	(3,276)	(2,475)
Debt issuance costs	—	(540)
Payment for acquisition contingent consideration liability	(5,090)	(469)
Preferred stock dividends paid	(67)	(67)
Shares repurchased held in treasury	(56,215)	(18,470)
Payment for employee taxes withheld from stock awards	(464)	(292)
Principal payments on finance leases	(1,632)	—
Net cash (used in) provided by financing activities	$(66,744)	$18,293
Effect of foreign currency on cash	70	(634)
Net change in cash and restricted cash	(18,850)	(32,017)
Cash and restricted cash at beginning of period	46,117	49,080
Cash and restricted cash at end of period	$27,267	$17,063

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(67,780)	$—	$(31,675)	$365,392
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	476	—	—	—	—	476
Tax related items for share based awards	—	—	—	(104)	—	—	—	—	(104)
Currency translation adjustment	—	—	—	—	—	—	—	98	98
Repurchases of shares	—	—	—	—	—	(9,135)	—	—	(9,135)
Net income	—	—	—	—	17,580	—	—	—	17,580
Balance at March 31, 2023	1	15	345	214,309	268,106	(76,915)	—	(31,577)	374,284
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	871	—	—	—	—	871
Tax related items for share based awards	—	—	—	(328)	—	—	—	—	(328)
Currency translation adjustment	—	—	—	—	—	—	—	659	659
Repurchases of shares	—	—	—	—	—	(25,053)	—	—	(25,053)
Net income	—	—	—	—	19,054	—	—	—	19,054
Balance at June 30, 2023	1	15	345	214,852	287,138	(101,968)	—	(30,918)	369,465
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	864	—	—	—	—	864
Tax related items for share based awards	—	—	—	(32)	—	—	—	—	(32)
Currency translation adjustment	—	—	—	—	—	—	—	(844)	(844)
Repurchases of shares	—	—	—	—	—	(22,027)	—	—	(22,027)
Net income	—	—	—	—	16,172	—	—	—	16,172
Balance at September 30, 2023	$1	$15	$345	$215,684	$303,288	$(123,995)	$—	$(31,762)	$363,576

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Non controlling interest	Accum other comp loss	Total equity
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(29,282)	$346,727
Preferred dividends paid	—	—	—	—	(23)	—	—	—	(23)
Restricted stock compensation expense	—	—	—	370	—	—	—	—	370
Tax related items for share based awards	—	—	—	(159)	—	—	—	—	(159)
Issuance of shares of common stock	—	—	—	527	—	—	—	—	527
Currency translation adjustment	—	—	—	—	—	—	—	1,669	1,669
Repurchases of shares	—	—	—	—	—	(1,513)	—	—	(1,513)
Net income (loss)	—	—	—	—	12,642	—	(113)	—	12,529
Balance at March 31, 2022	1	15	195	207,510	215,103	(35,024)	(60)	(27,613)	360,127
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	493	—	—	—	—	493
Tax related items for share based awards	—	—	—	(131)	—	—	—	—	(131)
Issuance of shares of common stock	—	—	2	4,215	—	—	—	—	4,217
Currency translation adjustment	—	—	—	—	—	—	—	(3,591)	(3,591)
Net income	—	—	—	—	14,433	—	60	—	14,493
Balance at June 30, 2022	1	15	197	212,087	229,514	(35,024)	—	(31,204)	375,586
Preferred dividends paid	—	—	—	—	(22)	—	—	—	(22)
Restricted stock compensation expense	—	—	—	505	—	—	—	—	505
Tax related items for share based awards	—	—	—	(2)	—	—	—	—	(2)
Issuance of shares of common stock	—	—	148	865	—	—	—	—	1,013
Currency translation adjustment	—	—	—	—	—	—	—	(1,156)	(1,156)
Repurchases of shares	—	—	—	—	—	(3,355)	—	—	(3,355)
Net income (loss)	—	—	—	—	13,928	—	(885)	—	13,043
Balance at September 30, 2022	$1	$15	$345	$213,455	$243,420	$(38,379)	$(885)	$(32,360)	$385,612

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For interim financial reporting not all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP are required. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 that are included in our annual report on Form 10-K filed with the SEC on April 17, 2023 (“Annual Report”). The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. The ownership interest of noncontrolling investors of the Company's subsidiaries are recorded as noncontrolling interest. All inter-company accounts and transactions have been eliminated in consolidation.

During the fourth quarter of 2022, the Company became aware of a financing cash flow error related to borrowings and repayments on our asset-backed credit facility as a result of the Company inadvertently duplicating journal entries, resulting in the overstatement of financing cash flow activities from borrowings and repayments related to our revolving credit facility. Management's assessment concluded that the errors were not material, individually or in the aggregate, to any prior period unaudited condensed consolidated financial statements. The Company concluded to revise prior period unaudited condensed consolidated financial statements the next time they were reported. The unaudited condensed consolidated financial statements included herein, have been revised to correct for the impact of these errors. The revision for the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022, is provided in the following table (in thousands):

	As Previously Reported	Adjustments	Revised
Proceeds from asset-backed credit facility	$605,257	$(27,258)	$577,999
Payments on asset-backed credit facility	(564,651)	27,258	(537,393)

The change did not result in a change in net income or earnings per share for the three and nine months ended September 30, 2022. Additionally, the change did not result in a change in the unaudited condensed consolidated balance sheets and statements of equity.

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

NOTE 4 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include management's assumptions about the likelihood of payment based on the established benchmarks, discount rates, and an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 inputs as they are not observable in the market. Should actual results increase or decrease as compared to the assumptions used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent consideration are measured each reporting period and reflected in our results of operations.

As of September 30, 2023, we recorded liabilities in other current and long-term liabilities for contingent consideration associated with the acquisitions of Drydon Equipment, Inc. ("Drydon"), Cisco Air Systems, Inc. ("Cisco"), Sullivan Environmental Technologies, Inc. ("Sullivan"), Florida Valve & Equipment, LLC and Environmental MD, Inc. (collectively,“Florida Valve EMD”) and Riordan Materials Corporation (“Riordan”) of $1.8 million, $2.4 million, $1.6 million, $0.3 million, and $2.8 million, respectively.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the nine months ended September 30, 2023 (in thousands):

Contingent Consideration
*Beginning balance at December 31, 2022	$10,166
Acquisitions and settlements:
Acquisitions (Note 12)	2,498
Settlements	(5,250)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	1,502
*Ending Balance at September 30, 2023	$8,916
*Amounts included in other current liabilities were $5.2 million and $5.5 million for the periods ending September 30, 2023 and December 31, 2022, respectively. Amounts included in long-term liabilities were $3.7 million and $4.7 million for the periods ending September 30, 2023 and December 31, 2022, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions of Drydon, Cisco, Sullivan, Florida Valve EMD, and Riordan are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 11.1 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. The maximum amount of contingent consideration payable under these arrangements is $10.4 million.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at September 30, 2023 and December 31, 2022 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments. See Note 8 - Long-term Debt for fair value disclosures on our asset-backed line of credit and term loan debt under our syndicated credit agreement facilities.

NOTE 5 – INVENTORIES

The carrying values of inventories are as follows (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$77,539	$82,906
Work in process	27,606	18,486
Inventories	$105,145	$101,392

NOTE 6 – CONTRACT ASSETS AND LIABILITIES

Under our customized pump production and water and wastewater project contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets presented as "Costs and estimated profits in excess of billings". However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our unaudited condensed consolidated balance sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$96,903	$70,329
Estimated profits, thereon	34,852	23,274
Total costs and estimated profits on uncompleted contracts	131,755	93,603
Less: billings to date	91,717	80,421
Net	$40,038	$13,182

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for September 30, 2023 and December 31, 2022 under the following captions (in thousands):

	September 30, 2023	December 31, 2022
Costs and estimated profits in excess of billings	$47,211	$23,588
Billings in excess of costs and estimated profits	(7,181)	(10,411)
Translation adjustment	8	5
Net	$40,038	$13,182

During the nine months ended September 30, 2023, $10.0 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Our effective tax rate from continuing operations was a tax expense of 26.3 percent for the three months ended September 30, 2023 compared to a tax expense of 28.1 percent for the three months ended September 30, 2022. Compared to the U.S. statutory rate for the three months ended September 30, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Our effective tax rate from continuing operations was a tax expense of 26.8 percent for the nine months ended September 30, 2023 compared to a tax expense of 25.1 percent for the nine months ended September 30, 2022. Compared to the U.S. statutory rate for the nine months ended September 30, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits. Compared to the U.S. statutory rate for the nine months ended September 30, 2022, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses and uncertain tax positions for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
ABL Revolver	$—	$—	$—	$—
Term Loan B	424,857	424,857	428,133	411,008
Total debt	424,857	424,857	428,133	411,008
Less: current portion	(4,369)	(4,369)	(4,369)	(4,194)
Long-term debt less current maturities	$420,488	$420,488	$423,764	$406,814
(1) Carrying value amounts do not include unamortized debt issuance costs of $12.4 million and $14.6 million for September 30, 2023 and December 31, 2022, respectively.

Credit Agreements

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). The ABL Credit Agreement amends and restates the Loan and Security Agreement dated as of August 29, 2017. Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. The ABL Revolver matures on July 19, 2027. As of September 30, 2023, the Company had no borrowings outstanding under the ABL Revolver, and total borrowing capacity under the ABL Revolver was $131.9 million, net of the letters of credit outstanding of $3.1 million.

On November 22, 2022, the Company entered into an amendment to its existing $330 million Senior Secured Term Loan (the "Term Loan Amendment"), borrowing an additional $105 million that was added to the existing $330 million Senior Secured Term Loan (the “Term Loan Agreement”). As of September 30, 2023 there was $424.9 million outstanding under the Term Loan Agreement.

The Term Loan Amendment amends and supplements the Term Loan Agreement, dated as of December 23, 2020, and provides for among other things, $105.0 million in new incremental commitments. The Term Loan Agreement and Term Loan Amendment amortize in equal quarterly installments of 0.25 percent with the balance payable in December 2027 when the facility matures. Subject to securing additional lender commitments, the Term Loan Agreement allows for incremental increases in facility size up to an aggregate of $85.0 million, plus an additional amount such that the Company's Secured Leverage Ratio (as defined in the Term Loan Agreement) would not exceed 3.75 to 1.00. Interest accrues on the Term Loan at a rate equal to SOFR plus a margin of 5.25 percent for the SOFR Loans (as defined in the Term Loan Amendment). We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50 percent of excess cash flow--reducing to (i.) 25 percent if our total leverage ratio is no more than 3.00 to 1.00 and (ii.) zero percent if our total leverage ratio is no more than 2.50 to 1.00.

The Company was in compliance with all financial covenants under the ABL Credit Agreement and Term Loan Agreements as of September 30, 2023.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Weighted average shares outstanding	16,516	18,820	17,104	18,712
Net income attributable to DXP Enterprises, Inc.	$16,172	$13,929	$52,806	$41,003
Convertible preferred stock dividend	22	22	67	67
Net income attributable to common shareholders	$16,150	$13,907	$52,739	$40,936
Per share amount	$0.98	$0.74	$3.08	$2.19

Diluted earnings per share:
Weighted average shares outstanding	16,516	18,820	17,104	18,712
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	17,356	19,660	17,944	19,552
Net income attributable to common shareholders	$16,150	$13,907	$52,739	$40,936
Convertible preferred stock dividend	22	22	67	67
Net income attributable to DXP Enterprises, Inc.	$16,172	$13,929	$52,806	$41,003
Per share amount	$0.93	$0.71	$2.94	$2.10

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

Sales are shown net of inter-segment eliminations.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales
Service Centers	$294,458	$260,083	$888,116	$729,977
Innovative Pumping Solutions	58,963	59,044	184,402	169,890
Supply Chain Services	65,828	68,187	199,038	174,670
Total Sales	$419,249	$387,314	$1,271,556	$1,074,537

Operating Income
Service Centers	$41,441	$35,718	$130,274	$95,437
Innovative Pumping Solutions	11,155	7,327	31,638	23,122
Supply Chain Services	5,593	5,332	16,522	14,311
Total Segments Operating Income	$58,189	$48,377	$178,434	$132,870

The following table presents reconciliations of income from operations for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from operations for reportable segments	$58,189	$48,377	$178,434	$132,870
Adjustment for:
Amortization of intangible assets	5,866	5,132	15,206	13,958
Corporate expenses	16,467	16,706	54,493	44,894
Income from operations	$35,856	$26,539	108,735	74,018
Interest expense	12,684	6,833	36,068	17,610
Other (income) expense, net	1,234	1,565	522	2,941
Income before income taxes	$21,938	$18,141	$72,145	$53,467

NOTE 12 - BUSINESS ACQUISITIONS

On May 1, 2023, the Company completed the acquisition of Florida Valve EMD, a leading provider of valve and related products and services for the municipal water markets in the State of Florida. Florida Valve EMD is included within our IPS business segment. Total consideration for the transaction was approximately $3.3 million, funded with a mixture of cash on hand of $3.0 million and future consideration of $0.3 million. Goodwill for the transaction totaled approximately $2.4 million.

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

In aggregate, the acquisition-date fair value of the consideration transferred for the two businesses totaled $11.7 million, which consisted of the following (in thousands):

Purchase Price Consideration
Cash payments	$9,200
Future consideration	2,498
Total purchase price consideration	$11,698

Pro forma results of operations information have not been presented, as the effect of the recent acquisitions is not material. The operating results of Riordan and Florida Valve EMD are included within the Company's consolidated statements of operations since the acquisition date of May 1, 2023 and were not material for the nine months ended September 30, 2023. Pursuant to U.S. GAAP, costs incurred to complete the acquisitions as well as costs incurred to integrate into the Company’s operations are expensed as incurred. Transaction-related costs incurred, which are included within selling, general, and administrative expenses in the consolidated statements of operations, were not material for the nine months ended September 30, 2023.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash	$352
Accounts receivable	2,236
Inventory	355
Other current assets	134
Non-compete agreements	595
Customer relationships	1,708
Property and equipment	41
Other assets	5
Assets acquired	5,426
Current liabilities assumed	(1,395)
Other long term liabilities	(23)
Deferred tax liability	(538)
Net assets acquired	3,470
Total Consideration	11,698
Goodwill	$8,228

Of the $2.3 million of acquired intangible assets, $0.6 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, coinciding with the terms of the agreements. In addition, $1.7 million was assigned to customer relationships and will be amortized over a period of 8 years. The goodwill total of approximately $8.2 million is attributable primarily to expected synergies and the assembled workforce of each entity and is generally not deductible for tax purposes.

The Company recognized approximately $400 thousand of acquisition related costs that were expensed during the year. These costs are included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income in Selling, General and Administrative costs.

NOTE 13 - SHARE REPURCHASES

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury shares.

(in thousands, except share data)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total number of shares purchased	618,282	1,706,637
Amount paid	$21,508	$54,721
Average price paid per share	$34.79	$32.06

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$33,892	$16,253
Cash paid for income taxes	$20,298	$12,220
Cash paid for finance lease liability	$1,632	$—
Shares issued for acquisition	$—	$5,757

Non-cash investing and financing activities:
Assets obtained in exchange for finance lease obligations	$10,819	$—

NOTE 15 - SUBSEQUENT EVENT

Senior Secured Term Loan B

On October 13, 2023, the Company entered into an amendment (the “Second Term Loan Amendment”) on its existing Senior Secured Term Loan B, borrowing an incremental $125 million that was added to the existing Senior Secured Term Loan B. Including the new borrowings, the Company will have $550.0 million in Senior Secured Term Loan B borrowings. The Term Loan B borrowings mature on October 30, 2030, and are priced at Term SOFR plus an applicable margin of 4.75 percent.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2023 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

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

NON-GAAP FINANCIAL MEASURES

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

Our primary non-GAAP financial measures are organic sales ("Organic Sales"), sales per business day ("Sales per Business Day"), organic sales per business day ("Organic Sales per Business Day"), free cash flow ("Free Cash Flow"), earnings before interest, taxes, depreciation and amortization ("EBITDA") adjusted EBITDA ("Adjusted EBITDA"), EBITDA Margin, and Adjusted EBITDA Margin. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures.

Management uses these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management believes that presenting our non-GAAP financial measures are useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding U.S. GAAP financial measures and the reconciliations to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.

Refer to the Non-GAAP Financial Measures and Reconciliation section below for detailed reconciliations of our non-GAAP financial measures.

GENERAL BUSINESS OVERVIEW

General

DXP Enterprises, Inc. is a business-to-business distributor of MRO products and services to a variety of customers in different end markets across North America and Dubai. Additionally, we fabricate, remanufacture, and assemble custom pump packages along with manufacturing branded private label pumps.

Key Business Metrics

We regularly monitor several financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key non-GAAP business metrics may be calculated in a different manner than similarly titled metrics used by other companies. See “Non-GAAP Financial Measures and Reconciliations” for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales by Business Segment
Service Centers	$294,458	$260,083	$888,116	$729,977
Innovative Pumping Solutions	58,963	59,044	184,402	169,890
Supply Chain Services	65,828	68,187	199,038	174,670
Total DXP Sales	$419,249	$387,314	$1,271,556	$1,074,537
Acquisition Sales	3,868	15,916	30,266	38,273
Organic Sales	$415,381	$371,398	$1,241,290	$1,036,264

Business Days	63	64	191	191
Sales per Business Day	$6,655	$6,052	$6,657	$5,626
Organic Sales per Business Day	$6,593	$5,803	$6,499	$5,425

Gross Profit	$125,562	$111,633	$382,455	$310,779
Gross Profit Margin	29.9%	28.8%	30.1%	28.9%
EBITDA	$42,605	$32,467	$129,681	$92,402
EBITDA Margin	10.2%	8.4%	10.2%	8.6%
Adjusted EBITDA	$44,020	$34,324	$132,443	$95,396
Adjusted EBITDA Margin	10.5%	8.9%	10.4%	8.9%
Free Cash Flow	$38,272	$(5,010)	$56,672	$(1,170)

Organic Sales and Acquisition Sales

We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. "Acquisition Sales" are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.

Business Days

"Business Days" are days of the week, excluding Saturdays, Sundays, and holidays, that our locations are open during the year. Depending on the location and the season, our branches may be open on Saturdays and Sundays; however, for consistency, those days have been excluded from the calculation of Business Days.

Sales per Business Day

We define and calculate Sales per Business Day as sales divided by the number of Business Days in the relevant reporting period.

Organic Sales per Business Days

We define and calculate Organic Sales per Business Day as Organic Sales divided by the number of Business Days in the relevant reporting period.

EBITDA and Adjusted EBITDA

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, amortization, and non-controlling interest. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, amortization minus stock-based compensation expense, non-controlling interest before taxes and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

EBITDA Margin and Adjusted EBITDA Margin

We define and calculate EBITDA Margin as EBITDA divided by sales. We define and calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

Free Cash Flow

We define and calculate free cash flow as net cash (used in) provided by operating activities less net purchases of property and equipment.

CURRENT MARKET CONDITIONS AND OUTLOOK

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

Inflation

The global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues tightening caused by the COVID-19 pandemic and the Ukrainian-Russia conflict, among other factors. These inflationary trends increased the cost of many of the products we buy. As a distributor, we often remain neutral to inflation as those costs are generally passed on to customers. The Company was able to pass price increases on to customers and implement other strategies designed to mitigate some of the adverse effects of higher costs during the nine months ended September 30, 2023.

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. The Company's recent order activity improved as markets strengthened. For the three months ended September 30, 2023 and nine months ended September 30, 2023, we had approximately $353.4 million and $1,072.5 million in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 10.7 percent and 19.2 percent compared to the three months ended September 30, 2022 and the nine months ended September 30, 2022, respectively. Our performance has been strengthened by price increases from our vendors and suppliers During the nine months ended September 30, 2023, $11.2 million was associated with recent acquisitions in the water and wastewater markets. We expect to benefit from the increased oil and gas activity throughout the remainder of 2023. Additionally, we expect to benefit from the recent water and wastewater acquisitions as we continue to scale this platform both organically and by positioning DXP Water to bid on projects that historically may have not been available to the separate acquisitions on a standalone basis.

Supply Chain Services Segment

For the three and nine months ended September 30, 2023, we had approximately $65.8 million and $199.0 million in sales in our Supply Chain Services segment, respectively, a decrease of approximately 3.5 percent and an increase of 14.0 percent compared to the three and nine months ended September 30, 2022, respectively. Our performance compared to the previous nine month period has benefited from the addition of a new diversified chemical customer that recently reached its one-year anniversary during the second quarter of 2023. As we move forward, we expect our performance to be driven by either the addition of new customers or an increase in spend by our existing customers.

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

	Three Months Ended September 30,
	2023	%	2022	%
Sales	$419,249	100.0%	$387,314	100.0%
Cost of sales	293,687	70.1%	275,681	71.2%
Gross profit	125,562	29.9%	111,633	28.8%
Selling, general and administrative expenses	89,706	21.4%	85,094	22.0%
Income from operations	35,856	8.6%	26,539	6.9%
Other expense (income), net	1,234	0.3%	1,565	0.4%
Interest expense	12,684	3.0%	6,833	1.8%
Income before income taxes	21,938	5.2%	18,141	4.7%
Provision for income tax expense	5,766	1.4%	5,097	1.3%
Net income	16,172	3.9%	13,044	3.4%
Net income attributable to noncontrolling interest	—	—	(885)	—
Net income attributable to DXP Enterprises, Inc.	$16,172	3.9%	$13,929	3.6%

Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$0.98		$0.74
Diluted earnings per share	$0.93		$0.71
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

SALES. Sales for the three months ended September 30, 2023 increased $31.9 million, or 8.2 percent, to approximately $419.2 million from $387.3 million for the prior year's corresponding period. Sales from acquisitions for the three months ended September 30, 2023, accounted for $3.9 million. The overall increase in sales was the result of an increase in sales in our SC segment of $34.4 million partially offset by decreases in sales in our SCS and IPS segments of $2.4 million and $0.1 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended September 30,
	2023	2022	Change	Change%
Sales by Business Segment
Service Centers	$294,458	$260,083	$34,375	13.2%
Innovative Pumping Solutions	58,963	59,044	(81)	(0.1)%
Supply Chain Services	65,828	68,187	(2,359)	(3.5)%
Total DXP Sales	$419,249	$387,314	$31,935	8.2%

Service Centers segment. Sales for the SC segment increased by approximately $34.4 million, or 13.2 percent, for the three months ended September 30, 2023, compared to the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and bearings and power transmission products to customers engaged in variety of markets.

Supply Chain Services segment. Sales for the SCS segment decreased by $2.4 million, or 3.5 percent, for the three months ended September 30, 2023, compared to the prior year's corresponding period. The decrease in sales was primarily the result of facility closures with existing customers.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended September 30, 2023 was 29.9 percent versus 28.8 percent in the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an increase in gross profit within our SC and IPS segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended September 30, 2023 increased by approximately $4.6 million, or 5.4 percent, to $89.7 million from $85.1 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity.

OPERATING INCOME. Operating income for the third quarter of 2023 increased by $9.3 million to $35.9 million, from $26.5 million in the prior year's corresponding period. This increase in operating income is the result of the aforementioned increase in business activity across all segments.

INTEREST EXPENSE. Interest expense for the third quarter of 2023 increased $5.9 million compared to the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $105.0 million on its Term Loan during the fourth quarter of 2022 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 26.3 percent for the three months ended September 30, 2023, compared to a tax expense of 28.1 percent for the three months ended September 30, 2022. Compared to the U.S. statutory rate for the three months ended September 30, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	%	2022	%
Sales	$1,271,556	100.0%	$1,074,537	100.0%
Cost of sales	889,101	69.9%	763,758	71.1%
Gross profit	382,455	30.1%	310,779	28.9%
Selling, general and administrative expenses	273,720	21.5%	236,761	22.0%
Income from operations	108,735	8.6%	74,018	6.9%
Other (income) expense, net	522	—%	2,941	0.3%
Interest expense	36,068	2.8%	17,610	1.6%
Income before income taxes	72,145	5.7%	53,467	5.0%
Provision for income taxes	19,339	1.5%	13,402	1.2%
Net income	52,806	4.2%	40,065	3.7%
Net loss attributable to noncontrolling interest	—	—	(938)	—%
Net income attributable to DXP Enterprises, Inc.	$52,806	4.2%	$41,003	3.8%

Per share amounts attributable to DXP Enterprises, Inc.
Basic earnings per share	$3.08		$2.19
Diluted earnings per share	$2.94		$2.10

SALES. Sales for the nine months ended September 30, 2023 increased $197.0 million, or 18.3 percent, to approximately $1,271.6 million from $1,074.5 million for the prior year's corresponding period. Sales from businesses acquired accounted for $30.3 million of sales for the nine months ended September 30, 2023. The overall increase in sales was the result of an increase in sales within our SC, IPS and SCS segments of $158.1 million, $14.5 million and $24.4 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Nine Months Ended September 30,
	2023	2022	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$888,116	$729,977	$158,139	21.7%
Innovative Pumping Solutions	184,402	169,890	14,512	8.5%
Supply Chain Services	199,038	174,670	24,368	14.0%
Total DXP Sales	$1,271,556	$1,074,537	$197,019	18.3%

Service Centers segment. Sales for the SC segment increased by $158.1 million, or 21.7 percent for the nine months ended September 30, 2023, compared to the prior year's corresponding period. Sales from acquisitions for the SC segment was $19.1 million during the nine months ended September 30, 2023. Total sales for the SC segment excluding acquisitions increased $139.0 million from the prior year's corresponding period. This sales increase is primarily the result of increased sales of rotating equipment and bearings product lines to customers engaged in operating and maintenance services in the general industrial, diversified chemical, and oil & gas markets in connection with increased capital spending by oil and gas producers.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $14.5 million, or 8.5% for the nine months ended September 30, 2023 compared to the prior year's corresponding period. Sales from acquisitions for the IPS segment was $11.2 million during the nine months ended September 30, 2023. Total sales for the IPS segment excluding acquisitions increased $3.4 million from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and renewables sector.

Supply Chain Services segment. Sales for the SCS segment increased by $24.4 million, or 14.0 percent, for the nine months ended September 30, 2023, compared to the prior year's corresponding period. The improved sales are primarily related to the addition of a new customer in the diversified chemicals market, as well as sales increases in the medical technology, food and beverage and oil and gas markets.

GROSS PROFIT. Gross profit as a percentage of sales for the nine months ended September 30, 2023 increased by approximately 116 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 91 basis points and 363 basis points increase in the gross profit percentage in our SC and IPS segments, respectively, partially offset by an approximate 48 basis points decrease in our SCS segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the nine months ended September 30, 2023 increased by approximately $37.0 million, or 15.6 percent, to $273.7 million from $236.8 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity.

OPERATING INCOME. Operating income for the nine months ended September 30, 2023 increased by $34.7 million or 46.9% to $108.7 million from $74.0 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2023 increased $18.5 million compared with the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $105.0 million on its Term Loan during the fourth quarter of 2022 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 26.8 percent for the nine months ended September 30, 2023, compared to a tax expense of 25.1 percent for the nine months ended September 30, 2022. Compared to the U.S. statutory rate for the nine months ended September 30, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
Organic Sales and Acquisition Sales

We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. "Acquisition Sales" are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service Centers	$294,458	$260,083	$888,116	$729,977
Innovative Pumping Solutions	58,963	59,044	184,402	169,890
Supply Chain Services	65,828	68,187	199,038	174,670
Total DXP Sales	419,249	387,314	1,271,556	1,074,537
Acquisition Sales	3,868	15,916	30,266	38,273
Organic Sales	$415,381	$371,398	$1,241,290	$1,036,264

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, amortization, and non-controlling interest. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, amortization minus stock-based compensation expense, non-controlling interest before taxes and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

We define and calculate EBITDA Margin as EBITDA divided by sales. We define and calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to DXP Enterprises, Inc.	$16,172	$13,929	$52,806	$41,003
Less: Net loss attributable to non-controlling interest	—	(885)	—	(938)
Plus: Interest expense	12,684	6,833	36,068	17,610
Plus: Provision for income taxes	5,766	5,097	19,339	13,402
Plus: Depreciation and amortization	7,983	7,493	21,468	21,325
EBITDA	$42,605	$32,467	$129,681	$92,402
Plus: NCI income (loss) before tax(1)	—	159	—	433
Plus: other non-recurring items(2)	551	1,193	551	1,193
Plus: stock compensation expense	864	505	2,211	1,368
Adjusted EBITDA	$44,020	$34,324	$132,443	$95,396

Operating Income Margin	8.6%	6.9%	8.6%	6.9%
EBITDA Margin	10.2%	8.4%	10.2%	8.6%
Adjusted EBITDA Margin	10.5%	8.9%	10.4%	8.9%
(1) NCI represents non-controlling interest.
(2) Other non-recurring items includes the loss associated with closing an international location for the three and nine months ended September 30, 2023 and the loss associated with the sale of a VIE for the three and nine months ended September 30, 2022.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less net purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$39,758	$(3,432)	$63,775	$2,256
Less: purchases of property and equipment	(1,486)	(1,578)	(7,103)	(3,426)
Free Cash Flow	$38,272	$(5,010)	$56,672	$(1,170)

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of September 30, 2023, we had cash and restricted cash of $27.3 million and credit facility availability of $131.9 million. We have a $135.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $3.1 million. We had no borrowings outstanding on our ABL Revolver as of September 30, 2023. We had $424.9 million in borrowings on our Term Loan as of September 30, 2023.

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

The following table summarizes our net cash flows generated by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net Cash Provided by (Used in):
Operating Activities	$63,775	$2,256
Investing Activities	(15,951)	(51,932)
Financing Activities	(66,744)	18,293
Effect of Foreign Currency	70	(634)
Net Change in Cash	$(18,850)	$(32,017)

Operating Activities

The Company generated $63.8 million of cash from operating activities during the nine months ended September 30, 2023 compared to $2.3 million of cash generated during the prior year's corresponding period. The $61.5 million increase in the amount of cash provided by operating activities between the two periods was primarily due to increased business activity and higher sales at a higher margin partially offset by a decrease of progress billings as compared to the prior period.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $16.0 million compared to a $51.9 million use of cash during the prior year’s corresponding period. This $36.0 million decrease was primarily driven by a reduction in the total purchase price paid for acquisitions during the nine months ended September 30, 2023 of $8.8 million compared to $48.5 million during the nine months ended September 30, 2022. The decrease was partially offset by purchases of property and equipment of $7.1 million for the nine months ended September 30, 2023 compared to $3.4 million for the nine months ended September 30, 2022.

Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities was $66.7 million, compared to net cash provided by financing activities of $18.3 million during the prior year’s corresponding period. The increase was primarily due to share repurchases of $56.2 million for the nine months ended September 30, 2023 compared to $18.5 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company had $40.6 million outstanding under the ABL Revolver compared to no borrowings outstanding during the nine months ended September 30, 2023. The Company paid contingent consideration of $5.1 million for the nine months ended September 30, 2023 compared to $0.5 million for the nine months ended September 30, 2022.

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

The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the existing material weaknesses in internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year end December 31, 2022.

Notwithstanding these material weaknesses, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Management's Plan to Remediate the Material Weaknesses

In relation to the Material Weakness identified around lack of sufficient complement of resources as previously disclosed in our second quarter Form 10Q, the Company has hired a new Chief Accounting Officer and a Director of Technical Accounting with public company and SOX experience that are already working on the implementation of processes and controls required to remediate these material weaknesses. During the quarter ended September 30, 2023, management has continued to work on enhancing our finance department by hiring an assistant controller as well as an additional member to our Financial Reporting team as well as continuing to expand our technical accounting department. These are key individuals with the appropriate level of accounting knowledge, experience, and training to appropriately analyze, record, and disclose accounting matters timely and accurately as well as establish effective processes and controls. At this point we believe we have added the necessary talent and resources with the proper accounting knowledge to support our growth and to continue to strengthen our Internal Control Over Financial Reporting.

In relation to the Material Weakness identified around timely clearing of discrepancies arising from the three-way-match process, during the quarter ended September 30, 2023, management effectively designed and implemented the necessary controls to ensure a timely clearing of discrepancies arising from the three-way match process of matching purchase orders, invoices, and item receipts. Although the remediated controls have been effective to date, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. We expect that the material weakness will be remediated by December 31, 2023.

Related to the lack of segregation of duties Material Weakness, during the quarter ended September 30, 2023, management effectively designed and implemented the necessary controls to ensure appropriate segregation of duties and adequately review user access to transactions within business processes relevant to significant accounts and disclosures within the general ledger system across the Company. Although the remediated controls have been effective to date, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. We expect that the material weakness will be remediated by December 31, 2023.

Finally, related to the material weakness on revenue recognized over the percentage of completion input method, the necessary controls have been designed and implemented during the quarter ended September 30, 2023 to ensure accuracy of the cost-to-date, estimates of the cost-to-complete and the determination of revenue recognized for certain project-based contracts. Although these controls have been designed and implemented, we will continue to evaluate whether further enhancement or modification to these controls in future periods is needed. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended September 30, 2023.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the third quarter of fiscal year 2023 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1 – July 31, 2023	58,935	$36.70	58,935	$45,757
August 1 – August 31, 2023	400,894	34.00	400,488	32,127
September 1 – September 30, 2023	160,316	35.65	158,859	26,412
Total	620,145	34.68	618,282	26,412

(1) There were 1,863 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended September 30, 2023.

(2) On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months. As of September 30, 2023, approximately $26.4 million worth of, or approximately 1.0 million, shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in XBRL.

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

Dated: November 9, 2023