Form 10-K
period 2023-12-31
DXP ENTERPRISES INC
filed 2024-03-11
CIK 1020710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to _________.
Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	5301 Hollister, Houston, Texas 77040	76-0509661
(State of incorporation)	(Address of principal executive offices, including zip code)	(I.R.S. Employer Identification Number)

(713) 996-4700
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock par value $0.01	DXPE	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2023 was $495.3 million based on the closing sale price as reported on the NASDAQ Stock Market System.

Number of shares of registrant's Common Stock outstanding as of March 4, 2024: 16,180,317.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2024 annual meeting of shareholders are incorporated by reference into Part III hereof. The 2024 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DXP ENTERPRISES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the Company’s business, and the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy but the absence of these words does not mean that a statement is not forward-looking. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but not limited to, the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including volatility in oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas prices, decreases in oil and natural gas industry expenditure levels, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. This Report identifies other factors that could cause such differences. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A. Risk Factors", and elsewhere in this Report. Should one or more of these risk factors or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

Founded in 1908, DXP Enterprises, Inc. (together with our subsidiaries, hereinafter referred to as "DXP" or the "Company" or by the terms such as we, our, or us) was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating ("MRO") products, equipment and service to customers in a variety of end markets including the general industrial, energy, food & beverage, chemical, transportation, water and wastewater. The Company is organized into three business segments: Service Centers ("SC"), Innovative Pumping Solutions ("IPS") and Supply Chain Services ("SCS"). Sales, operating income, and other financial information for 2023, 2022 and 2021, and identifiable assets at the close of such years for our business segments are presented in Note 20 – Segment Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Our total sales have increased from $125 million in 1996 to $1.7 billion in 2023 through a combination of internal growth and business acquisitions. At December 31, 2023, we operated from 183 locations which included 37 states in the United States ("U.S."), 9 provinces in Canada and one location in Dubai serving customers and becoming customer driven experts in maintenance, repair and operating solutions.

The following table shows, as of the end of the last 10 fiscal years, our consolidated sales; total number of locations; the number of SC locations, IPS facilities, SCS customer sites, and the corresponding sales and average sales per business segment location:

($ in millions)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Sales	$1,500	$1,247	$962	$1,007	$1,216	$1,265	$1,005	$1,114	$1,481	$1,679
Locations	271	260	245	243	249	244	247	252	275	264

SC sales	$988	$827	$621	$641	$750	$762	$663	$816	$1,009	$1,145
SC locations	185	179	167	165	155	145	158	152	160	161
Avg. SC sales/location	$5.3	$4.6	$3.7	$3.9	$4.8	$5.3	$4.2	$5.4	$6.3	$7.1

IPS sales	$348	$255	$187	$204	$292	$304	$188	$140	$231	$273
IPS facilities	12	12	11	11	11	10	10	18	20	22
Avg. IPS sales/facility	$29.0	$21.3	$17.0	$18.5	$26.5	$30.4	$18.8	$7.8	$11.6	$12.4

SCS sales	$164	$166	$154	$161	$174	$201	$155	$158	$240	$260
SCS customer sites	74	69	67	67	83	89	79	82	95	81
Avg. SCS sales/site	$2.2	$2.4	$2.3	$2.4	$2.1	$2.3	$2.0	$1.9	$2.5	$3.2

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2022 sales as reported by Industrial Distribution magazine, we were the 17th largest distributor of MRO products in the U.S. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Business Segments

The Company is organized into three business segments: Service Centers ("SC"), Innovative Pumping Solutions ("IPS") and Supply Chain Services ("SCS"). Our segments provides the Chief Operating Decision Maker ("CODM") with a comprehensive financial view of our key businesses. Our CODM is our Chief Executive Officer. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. In addition to the three business segments, our consolidated financial results include "Corporate and other expenses" which includes costs related to our centralized support functions, consisting, of accounting and finance, information technology, marketing, human resources, legal, inventory management & procurement and other support services and removes inter-company transactions. The following table sets forth the Company’s sales by business segments as of December 31, 2023. See Results of Operations under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for further information on our segments’ financial results.

Segment	2023 Sales (in millions)	% of Sales	End Markets	Locations	Employees
SC	$1,145	68%	General Industrial, Oil & Gas, Food & Beverage, Water & Wastewater, Chemical, Transportation, Aerospace & Other	157 service centers, 4 distribution centers	1,723
IPS	$273	16%	Oil & Gas, Mining, Chemical, Water & Wastewater and Utilities	16 fabrication facilities, 6 wastewater locations	383
SCS	$260	16%	Food & Beverage, Transportation, Oil & Gas, General Industrial & Chemical	81 customer sites	419

Service Centers

The Service Centers (SC) are engaged in providing MRO products, equipment and services, including technical expertise and logistics capabilities, to a variety of customers serving varied end markets with the ability to provide same day delivery. We offer our customers a single source of supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from manufacturers. As a first-tier distributor, we are able to reduce our customers' costs and improve efficiencies in the supply chain. We offer a wide range of industrial MRO products, equipment and services through a continuum of customized and efficient MRO solutions. We also provide services such as field safety supervision, in-house and field repair and predictive maintenance.

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. The Company's Service Centers are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2023, our Service Centers’ products and services were distributed from 157 service centers and 4 distribution centers. The Company's Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, food and beverage, chemical and petrochemical, transportation and other general industrial industries. Other industries served by our Service Centers include mining, construction, chemical, municipal water and wastewater, agriculture and pulp and paper.

The Service Centers segment’s long-lived assets are located in the U.S., Canada and Dubai. Approximately 5.0% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A "Risk Factors," "Risks Associated with Legal and Regulatory Matters".

At December 31, 2023, the Service Centers segment had 1,723 employees, all of whom were full-time.

Innovative Pumping Solutions

The Company's Innovative Pumping Solutions (IPS) segment provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to meet the capital equipment needs of our global customer base. Additionally, our IPS segment provides project solutions and capital equipment to the water and wastewater treatment markets including potable water, bio-solid and residual management and wastewater treatment. Our IPS segment provides a single source for design, engineering, project management and systems design and fabrication for unique customer specifications.

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

At December 31, 2023, the Innovative Pumping Solutions segment operated out of 22 facilities, 20 of which are located in the U.S. and two in Canada.

All of the IPS segment’s long-lived assets are located in the U.S. Approximately 4.8% of the IPS segment’s 2023 revenues were recognized in Canada and 95.2% were in the U.S.

At December 31, 2023, the IPS segment had 383 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $138.4 million and $108.5 million at December 31, 2023 and 2022, respectively.

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
•SmartSourceSM, DXP’s on-site procurement and storeroom management by DXP personnel.
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

At December 31, 2023, the SCS segment operated supply chain installations in 81 of our customers’ sites.

All of the SCS segment’s long-lived assets are in the U.S. and Mexico. The majority of the SCS segment’s 2023 revenues were recognized in the U.S.

At December 31, 2023, the SCS segment had 419 employees, all of whom were full-time.

Products

Most industrial customers currently purchase their MRO products through local or national distribution companies that are focused on single or unique product categories. As a first-tier distributor, our network of service and distribution centers stock more than 60,000 SKUs and provide customers with access to more than 1,000,000 items. Given our breadth of product and our industrial distribution customers’ focus around specific product categories, we have become customer driven experts in five key product categories. Our business is supported by the following five key product categories: rotating equipment; bearings & power transmission; industrial supplies; metal working; and safety products & services. The Company tailors its inventory and leverages product experts to meet the needs of its local customers.

Our key product categories include:

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

The Company has operations in the U.S., Canada, Mexico, and Dubai. Information regarding financial data by geographic areas is set forth in Note 19 - Revenue of the Notes to Consolidated Financial Statements.

Recent Acquisitions

A key component of our growth strategy includes acquiring businesses with complementary or desirable product lines, locations or customers. Since 2004, we have completed 51 acquisitions.

The following briefly describes the Company’s acquisition activity for the years ended December 31, 2023 and December 31, 2022.

On November 1, 2023, the Company completed the acquisition of Alliance Pump & Mechanical Service, Inc. (“Alliance”). Alliance is a leading municipal and industrial pump sales, service, and repair business. Alliance is included within our SC business segment. Total consideration for the transaction was approximately $1.7 million, funded with a mixture of cash on hand of $1.5 million and contingent consideration of $0.2 million. Goodwill for the transaction totaled approximately $1.3 million.

On May 1, 2023, the Company completed the acquisition of Florida Valve & Equipment, LLC and Environmental MD, Inc. (collectively, “Florida Valve EMD”), a leading provider of valve and related products and services for the municipal water markets in the state of Florida. Florida Valve EMD is included within our IPS business segment. Total consideration for the transaction was approximately $3.3 million, funded with a mixture of cash on hand of $3.0 million and contingent consideration of $0.3 million. Goodwill for the transaction totaled approximately $2.4 million.

On May 1, 2023, the Company completed the acquisition of Riordan Materials Corporation (“Riordan”), a leading provider of products for water treatment, wastewater treatment, odor control, solids handling, pumping and bio solid processes in the states of Maryland, New Jersey, Pennsylvania, Delaware and Virginia. Riordan is included within our IPS business segment. Total consideration for the transaction was approximately $8.4 million, funded with a mixture of cash on hand of $6.2 million and contingent consideration of $2.2 million. Goodwill for the transaction totaled approximately $6.1 million.

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

On May 2, 2022, the Company completed the acquisition of Cisco Air Systems, Inc. ("Cisco"). Cisco is a leading distributor of air compressors and related products and services focused on serving the food and beverage, transportation and general industrial markets in the Northern California and Nevada territories. Cisco is included within our SC business segment. Total consideration for the transaction was approximately $52.3 million, funded with a mixture of cash on hand of $32 million, the Company's common stock valued at approximately $4.4 million, approximately $11 million on the ABL and contingent consideration of $4.5 million. Goodwill for the transaction totaled approximately $30.5 million.

On March 1, 2022, the Company completed the acquisition of Drydon Equipment, Inc. ("Drydon"), a distributor and manufacturers’ representative of pumps, valves, controls and process equipment focused on serving the water and wastewater industry in the Midwest. Drydon is included within our IPS business segment. The Company paid approximately $7.9 million, funded with a mixture of cash on hand of $4.9 million, the Company's common stock valued at approximately $0.4 million and contingent consideration of $2.6 million. Goodwill for the transaction totaled approximately $5.3 million.

On March 1, 2022, the Company completed the acquisition of certain assets of Burlingame Engineers, Inc. ("Burlingame"), a provider of water and wastewater equipment in the industrial and municipal sectors. Burlingame is included within our SC business segment. The Company paid approximately $1.1 million including cash, the Company's common stock and contingent consideration. Goodwill for the transaction totaled approximately $0.5 million.

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

Human Capital

The Company employed 2,837 people as of December 31, 2023. The Company is continually investing in its workforce to further talent development, increase employee safety, drive a strong workplace culture, improve compensation and benefits and diversity and inclusion to support our employees’ well-being, and foster their growth and development.

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

We believe our employees are key to achieving our business objectives. The Company considers its employee relations to be excellent. Headcount by segment and country are as follows:

Business Segment	Employees	Country	Employees
Service Centers	1,723	United States	2,613
Innovative Pumping Solutions	383	Canada	213
Supply Chain Services	419	Other(1)	11
Corporate	312	Total Employees	2,837
Total Employees	2,837	(1) Includes employees located in Mexico and Dubai.

Executive Officers

The following is a list of the Company's executive officers, their age, positions, and a description of each officer’s business experience as of March 11, 2024. All of our executive officers hold office at the pleasure of the Company's Board of Directors.

NAME	AGE	TITLE
David R. Little	72	Chairman of the Board, President and Chief Executive Officer
Kent Yee	48	Senior Vice President/Chief Financial Officer/Secretary
Nick Little	42	Senior Vice President/Chief Operating Officer
Chris Gregory	49	Senior Vice President/Chief Information Technology Officer
Paz Maestas	44	Senior Vice President/Chief Marketing & Technology Officer
David C. Vinson	73	Senior Vice President/Innovative Pumping Solutions
John J. Jeffery	56	Senior Vice President/Supply Chain Services
Todd Hamlin(1)	52	Senior Vice President/Service Centers
David Molero Santos	42	Vice President/Chief Accounting Officer
(1) On January 26, 2024 Mr. Hamlin departed the Company.

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

Kent Yee. Mr. Yee was appointed Senior Vice President/Chief Financial Officer/Secretary in June 2017. Currently, Mr. Yee is responsible for acquisitions, finance, accounting, business integrations, and human resources of DXP. From March 2011 to June 2017, Mr. Yee served as Senior Vice President Corporate Development and led DXP's mergers and acquisitions, business integration, and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions, including Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply. Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 52 transactions including more than $1.6 billion in M&A and $3.9 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

Nick Little. Mr. Little was appointed Senior Vice President/Chief Operating Officer in January 2021. Mr. Little began his career with DXP nearly twenty years ago as an application engineer. During his tenure at DXP, Mr. Little has held various roles of increasing responsibility including outside sales, Director of Operations and more recently as the Regional Vice President of Sales and Operations. As Chief Operating Officer, Mr. Little is responsible for the execution of the strategic direction of the Company and oversees sales, operations, and inventory management & procurement of DXP. He holds a Bachelor of Business Administration in Finance from Baylor University.

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

David Molero Santos. Mr. Molero is a certified public accountant and has over 18 years of experience in accounting within a public company environment and most recently as a Chief Accounting Officer of another publicly traded company. Prior to DXP, Mr. Molero was the Chief Accounting Officer for AgileThought, Inc., a provider of digital transformation services including organizational transformations, training and certifications, and product management services. He spent over 16 years at PricewaterhouseCoopers serving in various audit and capital markets advisory roles, focused primarily on SEC reporting clients. Mr. Molero is a Certified Public Accountant in Texas and holds a Bachelor’s degree in Business Administration and Management from Loyola University in Cordoba (Spain) and a Master’s degree in Audit from the University of Alcala in Madrid (Spain).

All officers of DXP hold office until the regular meeting of the board of directors following the 2024 Annual Meeting of Shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Available Information

Our internet address is www.dxpe.com and the investor relations section of our website is located at ir.dxpe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are available free of charge through our internet website (www.dxpe.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC at http://www.sec.gov. Additionally, we make the following available free of charge through our internet website ir.dxpe.com:

•DXP Code of Ethics for Senior Financial Officers;
•DXP Code of Conduct;
•DXP Conflict Minerals Policy;
•DXP Anti-Corruption Policy;
•Compensation Committee Charter;
•Nominating and Governance Committee Charter; and
•Audit Committee Charter
•Corporate Sustainability Report

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
•We may experience unexpected supply shortages, which could adversely affect our product and service offerings and our business.
•Price reductions by our manufacturers of products that we sell could cause the value of our inventory to decline.
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
•Our backlog is subject to unexpected adjustments and potential cancellations.
•Our actual results could differ from the assumptions and estimates used to prepare our financial statements.
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
•Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.

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
•We are subject to personal injury, product liability and environmental claims involving allegedly defective products.
•We are subject to risks associated with conducting business in foreign countries.
•We are subject to environmental, health and safety laws and regulations that may lead to liabilities and negatively impact our business.
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

We may experience unexpected supply shortages, which could adversely affect our product and service offerings and our business.

We distribute products from certain manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand, production difficulties that might extend lead times or a supplier’s decision to sell its products through other distributors. Our inability to obtain products from suppliers and manufacturers in sufficient quantities to meet customer demand, or at all, could adversely affect our product and service offerings and our business.

Price reductions by our manufacturers of products that we sell could cause the value of our inventory to decline. Also, these price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales.

The value of our inventory could decline as a result of manufacturer price reductions with respect to products that we sell. Such a decline could have an adverse effect on our revenues. Also, decreases in the market prices of products that we sell could cause customers to demand lower sales prices from us. These price reductions could reduce our margins and profitability on sales with respect to the lower-priced products to the extent that we purchased our inventory of these products at the higher prices prior to the manufacturers price reductions. Reductions in our margins and profitability on sales could have a material adverse effect on our business.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. At December 31, 2023, our combined goodwill and intangible assets amounted to $407.9 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

Despite our security measures and those of our third-party service providers, our systems may be vulnerable to interruption or damage from computer hacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. Our computer systems have been, and will likely continue to be, subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation and image and private data exposure. For example, in August 2020, the Company’s computer network was the target of a cyber-attack that we believe was orchestrated by a foreign actor. The systems housing confidential vendor, customer and employee data were not breached in this attack. The costs incurred to remedy the breach were not material to the results of the Company, and the increased cost of future mitigating measures are not expected to be material to our results. However, in the future, if we suffer a more significant cyber incident, we may be required to shut off our computer systems, reboot them and reestablish our information from back up sources. In other future incidents, we may be required under various laws to notify any third parties whose data has been compromised. While we have implemented controls and taken other preventative actions to further strengthen our systems against future attacks, these controls and preventative actions may not be effective against future attacks. Any breach of network, information systems, or our data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

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

As a public company, DXP Enterprises, Inc. is subject to an annual integrated audit (an audit of its financial statements and system of controls). The integrated audit expresses itself in two opinions covering the procedures and records used to produce the financial statements, i.e. the financial statement audit, and, also an opinion as to whether the company has the likelihood, possibility, or existence of a misstatement in its financial statements based upon the interplay between financial, operational and technology processes and systems, i.e. the Sarbanes-Oxley or “SOX” audit (see Item 8 and Item 9A for these opinions).

Specifically, section 404 of the Sarbanes-Oxley Act requires us to annually evaluate our internal control systems over financial reporting, which is an assessment of financial and operational processes as well as a review of the technology processes and systems. This is not a static process as we may change our processes each year or acquire new companies that have different controls than our existing controls. Upon completion of this process each year, we may identify control deficiencies of varying degrees of severity under applicable U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that are neither new, and or remain unremediated from previous annual assessments due to ongoing curing efforts. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The Company has engaged third party consultants in addition to having hired a total of seven (7) CPAs in various positions and functions since December 31, 2022. Specifically, the Company has hired a new Chief Accounting Officer, a Director of Technical Accounting, three assistant controllers, a Director of Tax, and established and expanded technical accounting and SEC financial reporting groups. As discussed in Item 9A, “Management's Report on Internal Control Over Financial Reporting,” we concluded we have material weaknesses in our internal controls during 2023. However, the Company has continued to evolve and grow as business while addressing and remediating various deficiencies as a growth oriented company.

If we fail to successfully remediate these weaknesses, our financial statements may not be accurate and we may face restricted access to the capital markets and our stock price may be adversely affected. If we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information, we could suffer a loss of confidence in the reliability of our financial statements and the trading price of our stock could be negatively impacted.

Risks Related to the Market and Economy

A general slowdown in the economy could negatively impact the Company's sales growth and profitability.

Economic and industry trends affect the Company's business. Demand for our products is subject to economic trends affecting our customers and the industries in which they compete in particular. General economic factors beyond our control that affect our business and our customers include (among others) interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tax rates and policy, unemployment rates, and other economic matters that influence our customers' spending. Many of our customers' industries, such as the manufacturing, food & beverage and oil and gas industry, are subject to volatility while others, such as the petrochemical industry, are cyclical and are materially affected by changes in the economy. As a result, demand for our products could be adversely impacted by changes in the markets of our customers. We traditionally do not enter into long-term contracts with our customers which increases the likelihood that economic downturns would affect our business.

We could be adversely impacted by low oil prices, volatility in oil prices and downturns in the energy industry, including decreased capital expenditures, impacting our customers’ demand for our products and services.

A portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry. Therefore, a significant decline in oil or natural gas prices could lead to a decrease in our customers’ capital and other expenditures and could adversely affect our revenues.

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

Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.

Changes in our credit profile may affect the way our suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices if they perceive our indebtedness to be high. Given the large dollar amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers and, consequently, may have a material adverse effect on us.

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

We are subject to personal injury, product liability and environmental claims involving allegedly defective products.

A variety of products we distribute are used in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location where the products we distribute are used may result in us being named as a defendant in lawsuits asserting potentially large claims even though we did not manufacture the products and applicable law may render us liable for damages without regard to negligence or fault. In particular, certain environmental laws provide for joint and several and strict liability for remediation of spills and releases of hazardous substances. Certain of these risks are reduced by the fact that we are a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be able financially to provide protection. There is no assurance that our insurance coverage will cover or be adequate to cover the underlying claims.

We are subject to risks associated with conducting business in foreign countries.

We conduct a meaningful amount of business outside of the U.S. We could be adversely affected by economic, legal, political and regulatory developments in countries that we conduct business in. We have meaningful operations in Canada in which the functional currency is denominated in Canadian dollars. We also have operations in Dubai, where the functional currency is dirham. As the value of currencies in foreign countries in which we have operations increases or decreases related to the U.S. dollar, the sales, expenses, profits, losses assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly.

We are subject to environmental, health and safety laws and regulations that may lead to significant liabilities and negatively impact our business.

We are subject to federal, state, local, foreign and provincial environmental, health and safety laws and regulations. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. The failure by us to comply with applicable environmental, health and safety requirements could result in significant liabilities including fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, which could negatively impact our business.

We are subject to various government regulations, the cost of compliance of such regulations could increase our cost of conducting business and any violations of such regulations could materially adversely affect our financial condition or results of operations.

We are subject to laws and regulations in every jurisdiction where we operate including the U.S. and certain foreign countries. Compliance with laws and regulations increases our cost of doing business. We are subject to a variety of U.S. and foreign laws and regulations, including without limitation import and export requirements, the Foreign Corrupt Practices Act (the “FCPA”), U.S. and foreign tax laws (including U.S. taxes on our foreign subsidiaries), data privacy requirements, labor laws and anti-competition regulations. We are also subject to audits and inquiries in the ordinary course of business. Changes to the legal and regulatory environments could increase the cost of doing business and could negatively affect our earnings, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Our employees, contractors or agents may violate laws and regulations despite our attempts to implement policies and procedures to comply with such laws and regulations. Any such violations could individually or in the aggregate materially adversely affect our financial condition or results of operations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We have processes in place to identify, assess and manage material risks from cybersecurity threats. These processes are part of our overall enterprise risk management process and have been embedded in our internal controls and information systems.

Our cybersecurity and information security framework includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and enhanced security with ransomware defense. The framework leverages the National Institute of Standards and Technology Cyber Security Framework ("NIST CSF") for measuring overall readiness to respond to cyber threats, and Sarbanes-Oxley for assessment of internal controls.

We contract with external firms to assess our cyber security controls relative to our peers using the NIST CSF. We also have a third-party risk management program that assesses risks from vendors and suppliers. In addition, we maintain a Business Continuity and Disaster Recovery Plan as well as a cybersecurity insurance policy.

We have established cybersecurity and information security awareness training programs. Formal training on topics relating to our cybersecurity, data privacy and information security policies and procedures is mandatory at least annually for all employees, contractors and third parties with access to our network. Training is administered and tracked through online learning modules. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors or safety issues. Based on role and location, some employees receive additional in-depth training to provide more comprehensive knowledge on potential risks related to their individual job responsibilities. Training is supplemented through regular company-wide communications with frequent updates to educate on the latest adversary trends and social engineering techniques.

Additionally, we engage in cyber crisis response simulations to assess our ability to adapt to information and operational technology threats. Improper or illegitimate use of our information system resources or violation of our information security policies and procedures is subject to disciplinary action. Our security posture is supported by a comprehensive defense-in-depth strategy that relies on layers of technology including Multi-Factor Authentication to ensure that access to information and communication is vetted and secure.

We also utilizes internal and external audits and assessments, vulnerability testing, governance processes over outsourced service providers, active risk management and benchmarking against peers in the industry to validate our security posture. We also engage external firms to measure our NIST CSF maturity level.

Governance

Our board of directors established a standing Cybersecurity Committee, which is tasked with oversight of the Cybersecurity Program, including: (i) strategy and governance; (ii) operations; and (iii) risk management and regulatory compliance.

The Cybersecurity Committee responsibilities include:

•reviewing our enterprise cybersecurity strategy and framework, including our assessment of cybersecurity threats and risk, data security programs, and our management and mitigation of cybersecurity and information technology risks and potential breach incidents;
•reviewing any significant cybersecurity incident that has occurred, reports to or from regulators with respect thereto, and steps that have been taken to mitigate against reoccurrence;
•evaluating the effectiveness of our cyber risk management and data security programs measured against our cybersecurity threat landscape;
•assessing the effectiveness of our data breach incident response plan;
•reviewing and assessing our information technology disaster recovery capabilities; and
•reviewing our assessment of cybersecurity threats and risk associated with our supply chain and actions we are taking to address such threats and risks.

The Cybersecurity Committee receives reports and updates at committee meetings from our Chief Information Officer (“CIO”) and other executives and cybersecurity specialists. Following each committee meeting, the chair of the Cybersecurity Committee briefs the full board of directors on matters covered at the prior Cybersecurity Committee meeting. The board also receives periodic briefings on emerging trends in order to enhance its literacy on cybersecurity issues. At least annually, the Cybersecurity Committee receives updates about the results of the Cybersecurity Program reviews.

The Cybersecurity Committee participates with management periodically in “tabletop” exercises to evaluate our data breach incident response plan.

Management’s Role and Expertise in Assessing and Managing Cybersecurity

Our Cybersecurity and Information Technology organization is led by our CIO, who is responsible for cybersecurity risk management. Our CIO has more than 27 years of experience in the IT industry. Since 2006, he has held multiple roles at the Company and most recently as Vice President of IT Strategic Solutions.

Our cybersecurity incident response framework is governed by a corporate Cybersecurity Incident Response Plan (the “IRP”), which sets out our approach for categorizing, responding to, and mitigating cybersecurity incidents. The IRP provides definitions of key terms, stakeholder roles and responsibilities, and a response governance and escalation process.

We have an incident response team comprised of our CIO, executive leaders, management, and internal and external legal counsel, whose primary responsibilities include:
•evaluating and validating the impact of an incident;
•approving certain incident response countermeasures and remediation actions;
•escalating incidents and response countermeasures for approval; and
•acting in an advisory capacity in support of cybersecurity incident remediation, as appropriate.

We maintain a Business Continuity and Disaster Recovery Plan that addresses our preparation for, management, recovery from, and ultimate resumption of business after a crisis, including emergency response, continued recovery, and business resumption activities such as information systems recovery, when a cybersecurity incident may potentially have a significant impact on our business strategy, results of operations, or financial condition.

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed under "Item 1A. Risk Factors," specifically the risks titled "Cybersecurity breaches and other disruptions or misuse of our network and information systems could affect our ability to conduct our business effectively.", the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

ITEM 2. Properties

At December 31, 2023, we had 183 facilities which contained 157 services centers, 4 distribution centers, 16 fabrication facilities and 6 wastewater locations. Additionally, we operated out of 81 of our customers' facilities. We own seven of our facilities while the remainder of our facilities are leased.

At December 31, 2023, the Service Centers segment operated out of 157 service center facilities. Of these facilities, 132 were located in the U.S. in 37 states, 24 were located in 9 Canadian provinces and one was located in Dubai. The four distribution centers were located in the U.S., specifically in Texas, Montana and Nebraska. At December 31, 2023, the Innovative Pumping Solutions segment operated out of 16 fabrication facilities located in seven states in the U.S., two provinces in Canada and 6 wastewater locations in the U.S.. At December 31, 2023, the Supply Chain Services segment operated supply chain installations in 81 of our customers’ facilities in 29 U.S. states and two Canadian provinces.

State/City/Province	Locations	State/City/Province	Locations
Alaska	1	North Dakota	3
Alabama	6	Ohio	5
Arkansas	1	Oklahoma	3
Arizona	2	Oregon	1
California	10	Pennsylvania	4
Colorado	5	South Dakota	1
Florida	3	Tennessee	1
Georgia	4	Texas	46
Iowa	4	Utah	1
Illinois	2	Washington	4
Indiana	2	Wisconsin	2
Kansas	2	West Virginia	1
Kentucky	1	Wyoming	2
Louisiana	14	Alberta	10
Massachusetts	1	British Columbia	1
Maryland	1	Manitoba	2
Michigan	1	New Brunswick	1
Minnesota	1	Newfoundland	1
Missouri	1	Nova Scotia	2
Montana	2	Ontario	5
Nebraska	9	Quebec	1
New Mexico	2	Saskatchewan	3
New Jersey	1	Dubai	1
New York	3	Total Locations	183
North Carolina	3

At December 31, 2023, our owned facilities ranged from 5,000 square feet to 45,000 square feet in size. We lease facilities for terms generally ranging from one to fifteen years. The leased facilities range from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. See Note 4 - Leases for additional discussion on our leases.

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

On March 4, 2024, we had approximately 358 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of the Company's common stock to the NASDAQ Industrial Index, S&P 400 Index and Dow Jones U.S. Industrial Suppliers Index. The graph assumes that the value of the investment in the Company's common stock and in each index was $100 at December 31, 2018.

Total Return to Shareholder
(Assumes a $100 investment on December 31, 2018)
$300
$250
$200
$150
$100
$50
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
DXP Enterprises
Nasdaq Industrial Index
S&P 400 Index
Dow Jones U.S Industrial Suppliers Index

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered shares of common stock during the year ended December 31, 2023.

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

Repurchases of Common Stock

The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended December 31, 2023 (in thousands except average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 - October 31	$—	$—	$—		$26,412
November 1 – November 30	—	—	—		26,412
December 1 – December 31	—	—	—		26,412
Total	$—	$—	$—	$—	$26,412

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

The Company's products are marketed in the U.S., Canada, Mexico, and Dubai to customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for our products generally is subject to changes in the U.S. and Canada, and global and macro-economic trends affecting our customers and the industries in which they compete. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the U.S. and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

Key Business Metrics

We regularly monitor several financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key non-U.S. GAAP business metrics may be calculated in a different manner than similarly titled metrics used by other companies. See “Non-U.S. GAAP Financial Measures and Reconciliations” for additional information on non-U.S. GAAP financial measures and a reconciliation to the most comparable U.S. GAAP measures.

	Twelve Months Ended December 31,
	2023	2022	2021
Sales by Business Segment	(in thousands, except percentages and days)
Service Centers	$1,145,082	$1,009,356	$816,496
Innovative Pumping Solutions	273,150	231,102	139,591
Supply Chain Services	260,368	240,374	157,834
Total DXP Sales	$1,678,600	$1,480,832	$1,113,921
Acquisition Sales	$33,078	$41,527	$147,472
Organic Sales	1,645,522	1,439,305	966,449

Business Days	252	253	251
Sales per Business Day	$6,661	$5,853	$4,438
Organic Sales per Business Day	6,530	5,689	3,850

Gross Profit	$505,291	$422,038	$328,506
Gross Profit Margin	30.1%	28.5%	29.5%
EBITDA	$170,182	$123,535	$67,415
EBITDA Margin	10.1%	8.3%	6.1%
Adjusted EBITDA	$174,305	$126,805	$70,231
Adjusted EBITDA Margin	10.4%	8.6%	6.3%
Free Cash Flow	$93,959	$980	$32,759

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

Free Cash Flow

We define and calculate free cash flow as net cash provided by operating activities less net purchases of property and equipment.

CURRENT MARKET CONDITIONS AND OUTLOOK

Economic Indices

The Company monitors several economic indices that have been key indicators for industrial and oil & gas economic activity in the U.S. These include the Industrial Production (IP) and Manufacturing Capacity Utilization (MCU) indices published by the Federal Reserve Board and the Purchasing Managers Index (PMI) published by the Institute for Supply Management (ISM). Additionally, we track the Metalworking Business Index (MBI). A reading above 50 generally indicates expansion. The Company also monitors various oil & gas indicators including active drilling rigs.

Below are readings for the fourth quarter versus the full year average:

	Index Reading
Period	MCU	PMI	IP	MBI	Active Drilling Rigs(1)
October	78.6	46.7	102.4	45.4	1,777
November	78.8	46.6	102.7	43.4	1,794
December	78.7	47.1	102.7	44.3	1,739
Fiscal 2023 Q4 average	78.7	46.8	102.6	44.4	1,770

Fiscal 2023 average	79.3	47.1	102.8	46.5	1,814
Fiscal 2022 average	79.7	53.5	103.9	53.9	1,747
Fiscal 2021 average	75.4	60.6	100.5	59.7	1,361
(1). From Baker Hughes’ Worldwide Rig Counts - Current Data

During 2023, the growth rate of the general economy improved, as the macro economy and business cycle began to normalize relative to the pandemic related years of 2020 and 2021. Sales for the year ended December 31, 2023 increased $197.8 million, or 13.4%, to approximately $1.7 billion from $1.5 billion for the prior corresponding period. Customer demand was generally healthy throughout fiscal 2023, resulting in industry expected volume growth, complemented by additional pricing actions taken by the Company's vendors after strong pricing action in 2022, which ultimately, gets passed on to customers. As such, some of the 2023 sales increase is the result of increases in price with increases in volume as well as the contribution from acquisitions and the related sales of rotating equipment and air compressors.

As our operations have generally stabilized from the COVID-19 pandemic, we have seen growth from our supportive served end-markets and our focus on organic and inorganic sales growth. Our sales volume is expected to deliver sustainable and healthy growth, while our diversification efforts have unlocked gains in margins, cash flow and overall organizational efficiency. With our strong backlog and improved market environment, we expect to continue to see growth in 2024.

Assuming a positive general macroeconomic environment and continued supportive environments in our end markets, we expect fiscal 2024 to be comparable to 2023 levels with the exception of increased acquisition activity. We expect our interest expense in 2024 will be relatively higher than the amounts incurred in 2023 due to our refinancing in the fourth quarter of 2023 including the raising of an incremental $125 million.

We expect to generate sufficient cash from operations and have sufficient capacity under our ABL credit facility to fund any working capital, capital expenditures, share repurchases, and debt payments in 2024. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable, inventory and cost in excess of billings. In 2024, our cash flows for investing activities will be focused on strategic initiatives, information technology software and infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $10 million and $20 million, before consideration of any acquisition activity.

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

Consolidated Results of Operations

	Twelve Months Ended December 31,
	2023	%	2022	%	2021	%
	(in millions, except percentages and per share amounts)
Sales	$1,678.6	100.0	$1,480.8	100.0	$1,113.9	100.0
Cost of sales	1,173.3	69.9	1,058.8	71.5	785.4	70.5
Gross profit	505.3	30.1	422.0	28.5	328.5	29.5
Selling, general and administrative expenses	366.6	21.8	324.3	21.9	288.6	25.9
Income from operations	138.7	8.3	97.7	6.6	39.9	3.6
Other (income) expense, net	(1.4)	(0.1)	2.7	0.2	(0.4)	—
Interest expense	53.1	3.2	29.1	2.0	21.1	1.9
Income before income taxes	87.0	5.2	65.9	4.5	19.2	1.7
Provision for income tax expense	18.1	1.1	17.8	1.2	3.4	0.3
Net income	68.9	4.1	48.1	3.2	15.8	1.4
Net loss attributable to noncontrolling interest	—	—	(0.1)	—	(0.7)	(0.1)
Net income attributable to DXP Enterprises, Inc.	$68.9	4.1	$48.2	3.3	$16.5	1.5

Earning per share:
Basic	$4.07		$2.58		$0.87
Diluted	$3.89		$2.47		$0.83

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

SALES. Sales for the year ended December 31, 2023 increased $197.8 million, or 13.4%, to approximately $1.7 billion from $1.5 billion for the year ended December 31, 2022. This sales increase is the result of an increase in sales in our SC, IPS and SCS segments of $135.7 million, $42.0 million and $20.0 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Years Ended December 31
	2023	2022	Change	Change %
Sales by Business Segment	(in thousands, except percentages)
Service Centers	$1,145,082	$1,009,356	$135,726	13.4%
Innovative Pumping Solutions	273,150	231,102	42,048	18.2%
Supply Chain Services	260,368	240,374	19,994	8.3%
Total Sales	$1,678,600	$1,480,832	$197,768	13.4%

Service Centers Segment. Sales for the Service Centers segment increased by $135.7 million, or 13.4% for the year ended December 31, 2023, compared to the year ended December 31, 2022. Sales from acquisitions for the SC segment was $19.3 million during the twelve months ended December 31, 2023. This sales increase is primarily the result of increased sales of rotating equipment and bearings product lines to customers engaged in operating and maintenance services in the general industrial, diversified chemical, and oil and gas markets in connection with increased capital spending by oil and gas producers.
Innovative Pumping Solutions Segment. Sales for the IPS segment increased by $42.0 million, or 18.2% for the year ended December 31, 2023, compared to the year ended December 31, 2022. Sales from acquisitions for the IPS segment was $13.8 million during the twelve months ended December 31, 2023.

Supply Chain Services Segment. Sales for the SCS segment increased by $20.0 million, or 8.3%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The improved sales are primarily related to the addition of a new customer in the diversified chemicals market.

GROSS PROFIT. Gross profit as a percentage of sales for the twelve months ended December 31, 2023 increased by approximately 160 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 147 basis points and 349 basis points increase in the gross profit percentage in our SC and IPS segments, respectively, partially offset by an approximate 21 basis points decrease in our SCS segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the year ended December 31, 2023 increased by approximately $42.3 million, or 13.0%, to $366.6 million from $324.3 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity.

INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 2023 increased by $41.0 million to $138.7 million from $97.8 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2023 increased $24.0 million compared to the prior year's corresponding period, primarily due to incurring higher than average interest rates during the year due and an increased borrowing base on the Term Loan B. Both of the Company's facilities are subject to a variable interest rate for the twelve months ended December 31, 2023.

PROVISION FOR INCOME TAX EXPENSE. Our effective tax rate from continuing operations was a tax expense of 20.8 percent for the twelve months ended December 31, 2023, compared to a tax expense of 27.0 percent for the twelve months ended December 31, 2022. Compared to the U.S. statutory rate for the twelve months ended December 31, 2023, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

For the full year 2022 to 2021 comparative discussion, see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 incorporated by reference in this Annual Report on Form 10-K.

Non-U. S. GAAP Financial Measures and Reconciliations
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
The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Service Centers	$1,145,082	$1,009,356	$816,496
Innovative Pumping Solutions	273,150	231,102	139,591
Supply Chain Services	260,368	240,374	157,834
Total DXP Sales	1,678,600	1,480,832	1,113,921
Acquisition Sales	33,078	41,527	147,472
Organic Sales	$1,645,522	$1,439,305	$966,449

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

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Net income attributable to DXP Enterprises, Inc.	$68,812	$48,155	$16,496
Less: Net loss attributable to non-controlling interest (NCI)	—	(53)	(745)
Plus: Interest expense	53,146	29,135	21,089
Plus: Provision for income tax expense	18,119	17,799	3,431
Plus: Depreciation and amortization	30,105	28,500	27,143
EBITDA	$170,182	$123,536	$67,414
Plus: NCI income before tax	—	227	993
Plus: other non-recurring items(1)	1,051	1,193	—
Plus: stock compensation expense	3,072	1,850	1,823
Adjusted EBITDA	$174,305	$126,806	$70,230

Operating Income Margin	8.3%	6.6%	3.6%
EBITDA Margin	10.1%	8.3%	6.1%
Adjusted EBITDA Margin	10.4%	8.6%	6.3%
(1) Other non-recurring items primarily include the loss associated with closing an international location for the year ended December 31, 2023 and the loss associated with the sale of a variable interest entity (VIE) for the year ended December 31, 2022.

Free Cash Flow
We define and calculate free cash flow as net cash provided by operating activities less net purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$106,222	$5,894	$37,089
Less: purchases of property and equipment, net	(12,263)	(4,916)	(4,330)
Free Cash Flow	$93,959	$978	$32,759

Liquidity and Capital Resources

General Overview

As of December 31, 2023, we had available cash of $173.1 million and credit facility availability of $132.1 million. We have a $135.0 million asset backed revolving line of credit (the "ABL Revolver"), partially offset by letters of credit of $2.9 million. Our primary source of capital is cash flow from operations, supplemented as necessary by Company shares, bank borrowings or other sources of debt. As a distributor of MRO products and services, we require significant amounts of working capital to fund inventories and accounts receivables. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing equipment and safety services equipment. We also require cash to pay our lease obligations, fund project work-in-process and to service our debt.

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities, financing activities for the periods presented (in thousands, except percentages):

	Twelve Months Ended December 31,
	2023	2022	Change	Change %
Net cash provided by (used in):
Operating activities	$106,222	$5,894	$100,328	1,702%
Investing activities	(22,647)	(53,422)	30,775	(58)%
Financing activities	43,579	44,312	(733)	(2)%
Effect of foreign currency	(60)	253	(313)	(124)%
Net change in cash and restricted cash	$127,094	$(2,963)	$130,057	(4,389)%
Operating Activities

The Company generated $106.2 million of cash in operating activities during the year ended December 31, 2023 compared to generating $5.9 million of cash during the prior year's corresponding period. The $100.3 million increase in the amount of cash generated between the two periods was primarily driven by the collections of receivables associated with trade accounts receivable partially offset by decreased inventory purchases and accrued expenses as compared to the prior period.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $22.6 million compared to $53.4 million used in the corresponding period in 2022. This decrease of $30.8 million was primarily driven by a reduction in the total purchase price paid for acquisitions during 2023 of $10.4 million compared to $48.5 million for acquisitions in 2022.

Financing Activities

For the year ended December 31, 2023, net cash generated in financing activities was $43.6 million, compared to net cash generated in financing activities of $44.3 million for the corresponding period in 2022. For the year ended December 31, 2023, the Company repurchased approximately $56.2 million worth of outstanding shares compared to $47.9 million worth of outstanding shares for the year ended December 31, 2022. The net inflow of cash from financing activities in 2023 benefited from refinancing our existing Senior Secured Term Loan B. Debt issuance costs associated with the amendment of our new Term Loan B was $12.1 million for the year ended December 31, 2023.

During the twelve months ended December 31, 2023 we repurchased 1.7 million shares of the Company's common stock for approximately $54.7 million compared to 1.3 million shares of the Company's stock for approximately $35.2 million for the twelve months ended December 31, 2022.

On December 15, 2022, the Company announced a new share repurchase program pursuant to which we may repurchase up to $85.0 million worth, or 2.8 million shares of the Company's outstanding common stock in the open market or through privately negotiated transactions over the next 24 months. The Company successfully completed the May 2021 repurchase program, whereby, the Company completed the repurchase of 1.5 million shares, under the 2-year program.

On June 15, 2021, the Company entered into a negotiated share repurchase agreement to repurchase certain shares of its common stock from certain of its shareholders agreeing to pay sellers over four equal quarterly installments, which are presented within the purchase of treasury stock in the cash flow statement. During the twelve months ended December 31, 2022, there were two installment payments totaling $13.6 million. There were no further installment payments outstanding as of December 31, 2022 and December 31, 2023

We believe the Company has adequate funding to support its working capital needs within the business.

At December 31, 2023, our total outstanding debt was $548.6 million, or 59.0% of total capitalization (total debt plus shareholders’ equity) of $929.5 million. All $548.6 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Free Cash Flow

We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase shares of the Company's common stock, and for certain other activities. Our Free Cash Flow, which is calculated as cash provided by operations less net purchase of property and equipment, was $94.0 million, $1.0 million and $32.8 million for years 2023, 2022 and 2021, respectively.

Free Cash Flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free Cash Flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free Cash Flow reconciles to the most directly comparable U.S. GAAP financial measure of cash flows from operations.
The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$106,222	$5,894	$37,089
Less: Purchase of property and equipment, net	12,263	4,916	4,330
Free Cash Flow	$93,959	$978	$32,759

ABL Revolver and Senior Secured Term Loan Borrowings (in thousands):

	December 31,
	2023	2022
Current portion of long-term debt	$5,500	$4,369
Long-term debt	543,125	423,764
Total debt	$548,625	$428,133
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
Borrowing Capacity (in thousands):

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows:

	December 31,
	2023	2022
Total borrowing capacity	$135,000	$135,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	2,945	2,620
Total amount available	$132,055	$132,380
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

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. GAAP, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company's Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the U.S., and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis, but generally does not require collateral. Provisions to the allowance for doubtful accounts (or allowance for credit losses) are made monthly and adjustments are made periodically (as circumstances warrant) based upon management’s best estimate of the collectability of such accounts under the current expected credit losses model. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts under the aging schedule method, and an individual assessment of each invoice. Under this method, a historical credit loss rate is determined by age bucket or how long a receivable has been outstanding. The historical loss rates for each respective age bucket are then adjusted for current conditions using reasonable and supportable data points. The overall allowance is adjusted accordingly based upon historical experience and economic factors that impact our business and customers. At December 31, 2023, the allowance was approximately 1.8% of the gross accounts receivable. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill, Other Intangible Assets, and Long-Lived Assets

The Company tests goodwill and other intangible assets for impairment annually on October 1st and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its "reporting units" and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

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

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for the acquisitions completed in fiscal year 2023. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable rate debt. To reduce our interest rate risk we may enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate our exposure. As of December 31, 2023, we had no interest rate hedges in place. Based on a sensitivity analysis as of December 31, 2023, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2023 than in 2022, interest expense, would fluctuate by $5.5 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2022, had short-term interest rates averaged 100 basis points higher (lower) in 2022 than in 2021, it was estimated that interest expense would have fluctuated by approximately $4.3 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding each year.

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

Also see “Risk Factors,” included in Item 1A of this Report for additional risk factors associated with our business.

ITEM 8. Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Houston, Texas PCAOB ID: 238	45
Report of Independent Registered Public Accounting Firm (McConnell & Jones LLP, Houston, Texas PCAOB ID: 869	44
Consolidated Statements of Operations and Comprehensive Income	46
Consolidated Balance Sheets	47
Consolidated Statements of Cash Flows	48
Consolidated Statements of Equity	49
Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DXP Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) an effective control environment due to a lack of a sufficient complement of resources with an appropriate level of Company knowledge and experience to establish effective processes and controls, and (ii) effective controls over the completeness, occurrence, cut-off, accuracy and presentation and disclosure of revenue.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognized Over Time - Estimated Costs to Complete Open Contracts

As described in Note 2 to the consolidated financial statements, revenue recognized under the percentage-of-completion method was $311 million for the year ended December 31, 2023. As disclosed by management, the Company has contracts to fabricate tangible assets to customer specifications that can range from three to eighteen months or more. The Company accounts for these contracts under the percentage-of-completion method of accounting. Under this method, the Company recognizes sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires management to estimate the project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and assumptions relating to items such as cost of materials, labor productivity and cost, and overhead.

The principal considerations for our determination that performing procedures relating to the estimated costs to complete open contracts used in revenue recognition is a critical audit matter are (i) the significant judgment by management when developing the estimated costs to complete the open contracts, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumption related to the estimated cost of materials. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weakness identified. These procedures also included, among others, evaluating and testing management’s process for developing the estimated costs to complete the open contracts for a sample of open contracts, and evaluating management’s ability to reasonably estimate costs to complete open contracts. Evaluating management's ability to reasonably estimate costs to complete open contracts involved (i) obtaining and inspecting executed purchase orders and agreements, (ii) evaluating the reasonableness of the significant assumption related to estimated cost of materials by considering customer specifications and associated vendor quotes, and (iii) performing a comparison of the originally estimated and actual costs incurred on similar completed contracts.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 11, 2024

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

Revenue Recognition – Revenue Recognized Over Time

As discussed in Note 2 and Note 6 to the consolidated financial statements, the Company recognizes revenue from contracts with customers in its Innovative Pumping Solutions segment under the percentage-of-completion method, an input method as defined by ASC 606. For these transactions, revenue is recognized over time based on cost incurred to date as a percentage of total estimated cost.

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

Houston, Texas
April 5, 2022

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2023	2022	2021

Sales	$1,678,600	$1,480,832	$1,113,921
Cost of sales	1,173,309	1,058,794	785,415
Gross profit	505,291	422,038	328,506
Selling, general and administrative expenses	366,569	324,286	288,649
Income from operations	138,722	97,752	39,857
Other (income) expense, net	(1,355)	2,716	(414)
Interest expense	53,146	29,135	21,089
Income before income taxes	86,931	65,901	19,182
Provision for income tax expense	18,119	17,799	3,431
Net income	68,812	48,102	15,751
Net loss attributable to noncontrolling interest	—	(53)	(745)
Net income attributable to DXP Enterprises, Inc.	68,812	48,155	16,496
Preferred stock dividend	90	90	90
Net income attributable to common shareholders	$68,722	$48,065	$16,406

Net income	$68,812	$48,102	$15,751
Foreign currency translation adjustments	435	(2,393)	747
Comprehensive income	$69,247	$45,709	$16,498

Earnings per share (Note 12):
Basic	$4.07	$2.58	$0.87
Diluted	$3.89	$2.47	$0.83

Weighted average common shares outstanding:
Basic	16,870	18,631	18,949
Diluted	17,710	19,471	19,789

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$173,120	$46,026
Restricted cash	91	91
Accounts receivable, net of allowance of $5,584 and $7,610, respectively	311,171	320,880
Inventories	103,805	101,392
Costs and estimated profits in excess of billings	42,323	23,588
Prepaid expenses and other current assets	18,044	24,137
Total current assets	648,554	516,114
Property and equipment, net	61,618	45,964
Goodwill	343,991	333,759
Other intangible assets, net	63,895	79,585
Operating lease right of use assets, net	48,729	57,402
Other long-term assets	10,649	4,456
Total assets	$1,177,436	$1,037,280

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$5,500	$4,369
Trade accounts payable	96,469	92,805
Accrued wages and benefits	36,238	26,260
Customer advances	12,160	20,128
Billings in excess of costs and estimated profits	9,506	10,411
Short-term operating lease liabilities	15,438	18,083
Other current liabilities	48,854	40,845
Total current liabilities	224,165	212,901
Long-term debt, net of unamortized debt issuance costs and discounts	520,697	409,205
Long-term operating lease liabilities	34,336	40,189
Other long-term liabilities	17,359	9,593
Total long-term liabilities	572,392	458,987
Total liabilities	796,557	671,888
Commitments and Contingencies (Note 17)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B convertible preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,177,237 and 17,690,069 outstanding, respectively	345	345
Additional paid-in capital	216,482	213,937
Retained earnings	319,271	250,549
Accumulated other comprehensive loss	(31,240)	(31,675)
Treasury stock, at cost 4,141,989 and 2,435,352 shares, respectively	(123,995)	(67,780)
Total DXP Enterprises, Inc. equity	380,879	365,392
Total liabilities and equity	$1,177,436	$1,037,280
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,812	$48,102	$15,751
Reconciliation of net income to net cash provided by operating activities:
Depreciation	8,423	9,585	9,946
Amortization of intangible assets and fixed assets	21,682	18,915	17,197
Amortization of deferred financing costs	2,991	1,842	1,558
(Recovery of) provision for credit losses	(885)	659	67
Payment of contingent consideration liability in excess of acquisition-date fair value	(160)	(781)	(45)
Fair value adjustment on contingent consideration	1,738	2,311	504
Loss on debt extinguishment	1,201	—	—
Gain on sale of property and equipment	—	—	(282)
Restricted stock compensation expense	3,072	1,850	1,823
Deferred income taxes	(9,059)	(7,541)	6,140
Loss on sale of interest in VIE	—	1,193	—
Changes in operating assets and liabilities, and other:
Accounts receivable, net	13,293	(93,940)	(43,736)
Cost and estimated profits in excess of billings	(18,720)	(6,429)	3,991
Inventories	(2,026)	2,072	(5,290)
Prepaid expenses and other assets	9,666	(11,865)	649
Accounts payable and accrued expenses	10,604	35,965	27,004
Billings in excess of costs and estimated profits	(916)	6,858	(772)
Other long-term liabilities	(3,494)	(2,902)	2,584
Net cash provided by operating activities	$106,222	$5,894	$37,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,263)	(4,916)	(5,999)
Proceeds from the sale of property and equipment	—	—	1,669
Acquisition of businesses, net of cash acquired	(10,384)	(48,506)	(64,693)
Net cash used in investing activities	$(22,647)	$(53,422)	$(69,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on asset-backed credit facility	7,870	827,152	—
Repayments on asset-backed credit facility	(7,870)	(827,152)	—
Proceeds from debt	550,000	105,000	—
Principal debt payments	(429,508)	(3,567)	(3,300)
Debt issuance costs	(12,061)	(8,398)	—
Shares repurchased held in treasury	(56,215)	(47,872)	(33,511)
Payment for acquisition contingent consideration liability	(5,673)	(469)	(955)
Preferred dividends paid	(90)	(90)	(90)
Payment for employee taxes withheld from stock awards	(527)	(292)	(637)
Principal repayments on finance lease obligations	(2,347)	—	—
Net cash provided by (used in) financing activities	$43,579	$44,312	$(38,493)
Effect of foreign currency on cash	(60)	253	88
Net change in cash and restricted cash	127,094	(2,963)	(70,339)
Cash and restricted cash at beginning of year	46,117	49,080	119,419
Cash and restricted cash at end of year	$173,211	$46,117	$49,080
Supplemental cash flow information (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Series A preferred Stock	Series B convertible preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Treasury stock	Non controlling interest	Accum Other Comp Loss	Total equity
Balance at December 31, 2020	$1	$15	$189	$192,068	$186,078	$—	$798	$(30,029)	$349,120
Preferred dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,767	—	—	—	—	1,767
Stock compensation expense		—	—	56	—	—	—	—	56
Tax related items for share based awards	—	—	—	(637)	—	—	—	—	(637)
Issuance of shares of common stock	—	—	6	13,518	—	—	—	—	13,524
Currency translation adjustment	—	—	—	—	—	—	—	747	747
Repurchases of shares	—	—	—	—	—	(33,511)	—	—	(33,511)
Net income (loss)	—	—	—	—	16,496	—	(745)	—	15,751
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(33,511)	$53	$(29,282)	$346,727
Preferred dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,850	—	—	—	—	1,850
Tax related items for share based awards	—	—	—	(292)	—	—	—	—	(292)
Issuance of shares of common stock	—	—	150	5,607	—	—	—	—	5,757
Currency translation adjustment	—	—	—	—	—	—	—	(2,393)	(2,393)
Repurchases of shares	—	—	—	—	—	(34,269)	—	—	(34,269)
Net income (loss)	—	—	—	—	48,155	—	(53)	—	48,102
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(67,780)	$—	$(31,675)	$365,392
Preferred dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	3,072	—	—	—	—	3,072
Tax related items for share based awards	—	—	—	(527)	—	—	—	—	(527)
Currency translation adjustment	—	—	—	—	—	—	—	435	435
Repurchases of shares	—	—	—	—	—	(56,215)	—	—	(56,215)
Net income	—	—	—	—	68,812	—	—	—	68,812
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(123,995)	$—	$(31,240)	$380,879

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively “DXP,” “Company,” “us,” “we,” or “our”) was incorporated in Texas on July 26, 1996. The Company and its subsidiaries are engaged in the business of distributing maintenance, repair and operating (MRO) products, and service to customers serving a variety of end markets. Additionally, the Company provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers (“SC”), Innovative Pumping Solutions (“IPS”), and Supply Chain Services (“SCS”). See Note 20 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries.

The Company was the primary beneficiary of a VIE in which it owned 47.5% of the VIE's equity. The Company consolidated the VIE within its financial statements. In November 2022, the Company sold its interest in the VIE and ceased the consolidation of the VIE within the Company's financial statements. The losses associated with the VIE that occurred prior to the deconsolidation are included in the consolidated statements of operations and comprehensive income. These losses were $0.2 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation. Such reclassifications did not have a material effect on our consolidated statements of operations and comprehensive income, balance sheets, cash flows or equity.

Business Combinations
We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. For material acquisitions, we engage third-party valuation specialists to assist us in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate in the reporting period in which the adjustment amounts are determined based on facts and circumstances that existed as of the acquisition date, as applicable. Generally, we use an income valuation method to estimate the fair value of the assets acquired or liabilities assumed in a business combination. However, a market or cost valuation method may be utilized.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

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

The Company has trade receivables from a diversified customer base located primarily in the Rocky Mountain, Northeastern, Midwestern, Southeastern and Southwestern regions of the U.S. and Canada. The Company believes no significant concentration of credit risk exists. The Company evaluates the creditworthiness of its customers' financial positions and monitors accounts on a regular basis. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon management’s best estimate of the collectability of such accounts under the current expected credit losses model. The Company writes-off uncollectible trade accounts receivable when the accounts are determined to be uncollectible. No customer represents more than 10% of consolidated sales.

Changes in this allowance for 2023 and 2022 are as follows (in thousands):

	2023	2022
Beginning balance, January 1	$7,610	$7,759
(Recoveries) Charges to expense	(885)	659
Foreign currency translation	13	(38)
Write-offs	(1,154)	(770)
Ending balance, December 31	$5,584	$7,610
Inventories
Inventories are made up of equipment purchased for resale, and materials utilized in the fabrication of industrial and wastewater equipment stated at lower of cost and net realizable value, primarily determined using the weighted average cost method. The Company regularly reviews inventory and records provisions for the difference between cost and net realizable value arising from excess and obsolete items on hand based upon the aging of the inventories, market trends, and continued demand.

The carrying values of inventories are as follows (in thousands):

	December 31,
	2023	2022
Finished goods	$94,031	$82,906
Work in process	9,774	18,486
Inventories	$103,805	$101,392

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
Impairment of Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis on October 1st and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its reporting units and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a "component") if the component is a business and discrete information is prepared and reviewed regularly by segment management.

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Should the reporting unit's carrying amount exceed the fair value, then an impairment charge for the excess would be recognized. The impairment charge is limited to the amount of goodwill allocated to the reporting unit and goodwill will not be reduced below zero. The Company performed qualitative tests and determined no impairment of goodwill was required for the years ended December 31, 2023, 2022 and 2021.

Impairment of Long-Lived Assets, Excluding Goodwill
The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets was required for the years ended December 31, 2023, 2022 and 2021.

Revenue Recognition
The Company primarily provides purchased products distributed through its branch of local Service Centers and provides services through its local branch network and recognizes revenue at a point in time when control of the product or service performed transfers to the customer, typically upon shipment or completion from a DXP facility or directly from a supplier. Revenue is measured at the amount of consideration expected to be received in exchange for the products and services provided, net of allowances for product returns, and any taxes collected from customers that will be remitted to governmental authorities. The Service Centers segment primarily provides a wide range of maintenance, repair and operating (MRO) products, equipment and integrated services, including logistics capabilities, to industrial customers. The Supply Chain Services segment also provides a wide range of MRO products as well as manages all or part of various customers' supply chain, including warehouse and inventory management services. Revenue is recognized upon the completion of our performance obligation(s) under the sales agreement. The majority of the Service Centers and Supply Chain Services segment revenues originate from the satisfaction of a single performance obligation--the delivery of products. Revenues are recognized when an agreement is in place, the performance obligations under the contract have been satisfied, and the price or consideration to be received is fixed and allocated to the performance obligation(s) in the contract. We believe our performance obligation has been satisfied when title passes to the customer or services have been rendered under the contract. Revenues are recorded net of sales taxes. The Company reserves for potential customer returns based upon historical levels.

The Company also assembles, kits, and fabricates custom-made pump packages, remanufactures pumps, and manufactures branded private label pumps substantially within our Innovative Pumping Solutions segment. For binding agreements to assemble, fabricate and direct tangible assets to customer specifications, the Company recognizes revenues over time when the customer is able to direct the use of and obtain substantially all of the benefits of the work performed. This occurs when the products have no alternative use for us and we have a right to payment for the work completed to date plus a reasonable profit margin. Contracts include cancellation provisions that require the customer to reimburse us for costs incurred through the date of cancellation. We recognize revenue for these contracts using the percentage of completion method, an "input method" as defined by ASC 606, "Revenue from Contracts with Customers". Under this method, we recognize sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires the Company to estimate the project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and estimated cost of materials, labor productivity and cost, and overhead. Percentage of completion revenues were $311.0 million and $213.3 million for the years ended December 31, 2023 and December 31, 2022.

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

Comprehensive Income
Comprehensive income includes net income and foreign currency translation adjustments. The Company’s other comprehensive income is from translating foreign subsidiaries to the reporting currency.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to address diversity in practice on how an acquirer should recognize and measure revenue contracts acquired in a business combination. ASU 2021-08 will require an acquirer to recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.

For the Company, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The ASU should be applied prospectively to business combinations occurring on or after the effective date. From time to time the Company does acquire businesses that perform project-based work and therefore include Contract Assets and Liabilities. The adoption of this new guidance had no impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued new guidance that modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

NOTE 4 - LEASES

We lease office space, warehouses, land, automobiles, office, and manufacturing equipment. Some of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Our lease agreements may include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

The following table presents components of lease cost (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Operating lease costs	$21,575	$24,371	$23,921
Finance lease costs:
Amortization of assets	3,451	—	—
Interest on lease liabilities	595	—	—
Total finance lease costs	4,046	$—	$—
Total operating and finance lease costs	$25,621	$24,371	$23,921

The following table presents supplemental cash flow information related to leases (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$21,823	$20,584	$20,142
Operating cash flows - finance leases	595	—	—
Financing cash flows - finance leases	$2,347	$—	$—

The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases (in thousands):

		December 31,
	Balance Sheet Location	2023	2022
Operating	Operating lease right-of-use assets	$48,729	$57,402
Finance	Property and equipment, net	11,720	—
Total lease assets		$60,449	$57,402

Current operating	Short-term operating lease liabilities	15,438	18,083
Non-current operating	Long-term operating lease liabilities	34,336	40,189
Current finance	Other current liabilities	3,329	—
Non-current finance	Other long-term liabilities	8,575	—
Total lease liabilities		$61,678	$58,272

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

As of December 31, 2023 maturities of lease liabilities are as follows (in thousands):

	Finance	Operating
2024	$4,059	$18,177
2025	3,998	13,691
2026	3,437	10,218
2027	1,826	6,870
2028	108	3,690
Thereafter	—	4,168
Total future lease payments	13,428	56,814
Less: imputed interest	1,524	7,040
Total lease liability balance	$11,904	$49,774

The following table presents weighted average remaining lease terms and discount rates:

	December 31,
	2023	2022
Weighted-average remaining lease term - operating leases	4.1 years	4.1 years
Weighted-average remaining lease term - finance leases	3.5 years	—
Weighted average discount rate - operating leases	6.8%	6.5%
Weighted-average discount rate - finance leases	7.5%	—%

For the twelve months ended December 31, 2023, the Company incurred approximately $1.8 million in lease expenses to entities controlled by the Company's Chief Executive Officer and family.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include management's assumptions about the likelihood of payment based on the established benchmarks and discount rates based on an internal rate of return analysis. The fair value measurement includes inputs that are Level 3 inputs as discussed above, as they are not observable in the market. Should actual results increase or decrease as compared to the assumptions used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent consideration are measured during each reporting period and reflected in our results of operations.

As of December 31, 2023, we recorded liabilities in other current and long-term liabilities for contingent consideration associated with the acquisitions of Drydon, Cisco, Sullivan, Florida Valve, Riordan, and Alliance of $1.9 million, $2.4 million, $1.0 million, $0.3 million, $2.9 million and $0.2 million, respectively. See further discussion at Note 16 - Business Acquisitions.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the twelve months ended December 31, 2023 (in thousands):

Contingent Consideration
*Balance at December 31, 2022	$10,166
Acquisitions and settlements:
Acquisitions (Note 16)	2,682
Settlements	(5,833)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	1,738
*Balance at December 31, 2023	$8,753
*Amounts included in other current liabilities were $5.4 million and $5.5 million for the periods ending December 31, 2023 and December 31, 2022, respectively. Amounts included in long-term liabilities were $3.4 million and $4.7 million for the periods ending December 31, 2023 and December 31, 2022, respectively.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

Contingent consideration (in thousands, unaudited)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs
Drydon, Cisco, Sullivan, Florida Valve, Riordan and Alliance acquisitions	$8,753	Discounted cash flow and weighted probability of possible payments	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 11.0%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement. The maximum amount of contingent consideration payable under these arrangements is $10.3 million.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2023 but which require disclosure of their fair values include: cash, restricted cash, trade accounts receivable, trade accounts payable and accrued expenses, accrued payroll and related benefits, and the revolving line of credit under our syndicated credit agreement facility. The Company believes that the estimated fair value of such instruments at December 31, 2023 and December 31, 2022 approximates their carrying value as reported on the consolidated balance sheets due to the relative short maturity of these instruments.

NOTE 6 – CONTRACT ASSETS AND LIABILITIES

Under our customized pump production contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets presented as “Cost and estimated profits in excess of billings” on our Consolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as “Billings in excess of costs and estimated profits” on our Consolidated Balance Sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	December 31,
	2023	2022
Costs incurred on uncompleted contracts	$92,363	$70,329
Estimated profits, thereon	37,379	23,274
Total costs and estimated profits on uncompleted contracts	129,742	93,603
Less: billings to date	96,928	80,421
Total	$32,814	$13,182
Such amounts were included in the accompanying Consolidated Balance Sheets for 2023 and 2022 under the following captions (in thousands):

	December 31,
	2023	2022
Costs and estimated profits in excess of billings	$42,323	$23,588
Billings in excess of costs and estimated profits	(9,506)	(10,411)
Translation Adjustment	(3)	5
Net contract assets	$32,814	$13,182
During the twelve months ended December 31, 2023, $10.4 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized into revenues.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment, net are as follows (in thousands):

	December 31,
	2023	2022
Land	$2,023	$2,023
Buildings and leasehold improvements	29,840	27,642
Furniture, fixtures and equipment	113,945	109,052
Finance lease right-of-use assets	15,171	—
Less – Accumulated depreciation	(99,361)	(92,753)
Total Property and Equipment, net	$61,618	$45,964
Depreciation expense was $8.4 million, $9.6 million, and $9.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Capital expenditures by segment are included in Note 20 - Segment Reporting.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2023 (in thousands):

	Goodwill	Other Intangible Assets, Net	Total
Balances as of December 31, 2022	$333,759	$79,584	$413,343
Translation adjustment	464	15	479
Acquisitions	9,768	2,527	12,295
Amortization	—	(18,231)	(18,231)
Balances as of December 31, 2023	$343,991	$63,895	$407,886

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2022 (in thousands):

	Goodwill	Other Intangible Assets, Net	Total
Balances as of December 31, 2021	$296,541	$79,205	$375,746
Translation adjustment	(1,290)	(136)	(1,426)
Acquisitions	38,508	19,430	57,938
Amortization	—	(18,915)	(18,915)
Balances as of December 31, 2022	$333,759	$79,584	$413,343

The following table presents the goodwill balance by reportable segment as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Service Centers	$270,865	$269,106
Innovative Pumping Solutions	55,987	47,514
Supply Chain Services	17,139	17,139
Total	$343,991	$333,759
Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates. Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives.

Amortization expense is recognized according to estimated economic benefits and was $18.2 million, $18.9 million, and $17.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

Amount
2024	$16,120
2025	14,356
2026	11,721
2027	10,141
2028	8,535
Thereafter	3,022
Total	$63,895
The weighted average remaining estimated life for customer relationships and non-compete agreements are 5.28 and 2.96 years, respectively.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
ABL Revolver	$—	$—
Senior Secured Term Loan B due December 23, 2027(1)	—	428,133
Senior Secured Term Loan B due October 13, 2030(2)	548,625	—
Total debt	548,625	428,133
Less: current maturities	(5,500)	(4,369)
Total long-term debt	543,125	423,764
Unamortized discount and debt issuance costs	22,428	14,559
Long-term debt, net of unamortized discount and debt issuance costs	$520,697	$409,205
(1) As of December 31, 2022 the fair value of the Term Loan B due December 23, 2027 was $411.0 million
(2) As of December 31, 2023 the fair value of the Term Loan B due October 13, 2030 was $554.1 million

Senior Secured Term Loan B:

On October 13, 2023, the Company entered into an amendment on its existing Senior Secured Term Loan B (the "Term Loan Amendment"), which provides for, among other things, an additional $125 million in new incremental commitments. The Term Loan Amendment refinanced the existing Senior Term Loan B and replaced it with a new Senior Secured Term Loan B with total borrowings of $550.0 million. The new Senior Secured Term Loan B amortizes in equal quarterly installments of 0.25%, with the remaining balance being payable on October 13, 2030, when the facility matures. Deferred financing costs associated with the Additional Term Loan Amendment were $11.7 million which were amortized to interest expense using the interest method during 2023. In connection with the Additional Term Loan Amendment the Company expensed third-party fees of $0.8 million and recognized a $1.2 million loss on debt extinguishment, which were included in interest expense during 2023. Quarterly interest payments accrue on outstanding borrowings under the new Senior Secured Term Loan B at a rate equal to Term SOFR (with a floor of 1.00%) plus 4.75%, or base rate plus 3.75%. The new Senior Secured Term Loan B is guaranteed by each of the Company’s direct and indirect material wholly owned subsidiaries, other than any of the Company’s Canadian subsidiaries and certain other excluded subsidiaries.

As of December 31, 2023 there was $548.6 million outstanding under the Senior Secured Term Loan B.

The interest rate for the Senior Secured Term Loan B was 10.44% and 9.95% as of December 31, 2023 and December 31, 2022, respectively.

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to SOFR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25% to 0.375% per annum. At December 31, 2023 the unused line fee was 0.375% and there were no amounts outstanding under the ABL Revolver.

As of December 31, 2023, the borrowing availability under our credit facility was $132.1 million compared to $132.4 million at December 31, 2022, primarily as a result of outstanding letters of credit.

The interest rate for the ABL Revolver was 8.75% and 7.75% as of December 31, 2023 and December 31, 2022, respectively.

Financial Covenants:

The Company's principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of December 31, 2023, the Company's Fixed Charge Coverage Ratio was 2.69 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $200 million ) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2023, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2023	5.75:1.00
March 31, 2024	5.75:1.00
June 30, 2024	5.50:1.00
September 30, 2024	5.50:1.00
December 31, 2024	5.50:1.00
March 31, 2025	5.25:1.00
June 30, 2025	5.25:1.00
September 30, 2025	5.25:1.00
December 31, 2025	5.00:1.00
March 31, 2026	5.00:1.00
June 30, 2026 and thereafter	4.75:1.00
As of December 31, 2023, the Company’s Secured Leverage Ratio was 2.10 to 1.00.
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

The Company was in compliance with all financial covenants as of December 31, 2023.

As of December 31, 2023, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Amount
2024	$5,500
2025	5,500
2026	5,500
2027	5,500
2028	5,500
Thereafter	521,125
Total	$548,625

NOTE 10 - INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Domestic	$79,785	$59,736	$9,897
Foreign	7,146	6,165	9,285
Total income before taxes	$86,931	$65,901	$19,182

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021

Current -
Federal	$22,514	$18,591	$(5,243)
State	2,620	4,501	(522)
Foreign	2,044	2,248	3,056
Total current	27,178	25,340	(2,709)
Deferred -
Federal	(7,679)	(5,875)	5,016
State	(1,133)	(1,083)	1,810
Foreign	(247)	(583)	(686)
Total deferred	(9,059)	(7,541)	6,140
Total current and deferred taxes	$18,119	$17,799	$3,431
The difference between income taxes computed at the statutory income tax rate and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income taxes computed at federal statutory rate	$18,255	$13,839	$4,028
State income taxes, net of federal benefit	1,669	2,701	1,017
Foreign taxes	144	122	186
Nondeductible expenses	2,670	1,158	353
Enacted rate changes	(58)	240	318
Research and development tax credit	(4,811)	(250)	(1,036)
Valuation allowance	274	(1)	1
Tax reform deferred tax remeasurement	—	—	(2,587)
Uncertain tax positions	(33)	271	871
Other	9	(281)	280
Total income tax expense	$18,119	$17,799	$3,431

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2023		2022
Deferred tax assets:
Allowance for doubtful accounts	$879		$1,570
Inventory	3,371		4,585
Texas research and development tax credit carryforward	2,239		2,329
Louisiana research and development tax credit carryforward	10		10
Foreign tax credit carryforward	64		64
Net operating loss carryforward	1,328		1,201
Capital loss carryforward	4		4
Accruals	8,190		6,190
ROU asset	220		219
Research expenses	23,822		16,945
Total deferred tax assets	40,127		33,117
Less valuation allowance	(278)		(4)
Total deferred tax asset, net of valuation allowance	39,849		33,113
Deferred tax liabilities:
Goodwill	(18,476)		(18,439)
Intangibles	(8,363)		(9,553)
Property and equipment	(7,885)		(8,542)
Deferred compensation	(215)		—
Unremitted foreign earnings	(421)		(421)
Method changes	(342)		(225)
Other	(643)		(825)
Total deferred tax liability	$(36,345)		$(38,005)
Net deferred tax asset (liability)	$3,504	3504000	$(4,892)
The Company records a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. As of December 31, 2023, the valuation allowance primarily relates to state operating loss and foreign capital loss carryforwards.

The following summarizes changes in the balance of valuation allowances on deferred tax assets (in thousands):

	2023	2022	2021
Balance at January 1	$(4)	$(4)	$(12,813)
Changes due to state operating loss and foreign capital loss carryforwards	(274)	—	12,809
Balance at December 31	$(278)	$(4)	$(4)

Expected tax benefit on carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2023, are as follows (in thousands):

	Domestic	Foreign	Expiration
Net operating loss - foreign	$—	$491	2034-2042
Net operating loss - federal	562	—	2036-2042
Net operating loss - state	338	—	Indefinite
Capital loss carryforward - foreign	—	4	Indefinite
Foreign tax credits	64	—	2023,2025
Texas research and development tax credits	2,239	—	2037-2042
Louisiana research and development tax credits	$10	$—	2024-2026

Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions are as follows (in thousands):

	Assets (Liabilities)
	2023	2022	2021
Balance at January 1,	$(5,918)	$(6,316)	$(5,057)
Increases related to prior year tax positions	—	—	(687)
Decreases related to prior year tax positions	1,475	614	—
Increases related to current year tax positions	(1,312)	(216)	(572)
Balance at December 31,	$(5,755)	$(5,918)	$(6,316)

As of December 31, 2023, the Company had recorded a total tax benefit of $28.1 million related to federal and state research and development tax credits. This benefit is partially offset by $5.6 million uncertain tax position due to the uncertainty related to the realizability of the federal research and development tax credits. The Company is also recording a $0.1 million uncertain tax position related to non-deductible auto expense compensation.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the consolidated financial statements consistent with the Company's policy. For the year ended December 31, 2023, the Company recorded $0.2 million tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally closed in the U.S. for the tax years prior to 2015 and outside the U.S. for the tax years ended prior to 2018. There is a 4 year statute of limitations for Canadian returns based on the date tax assessment is received, not filing date. Tax assessments are typically received within weeks of filing date.

NOTE 11 - SHARE-BASED COMPENSATION

Restricted Stock

We issued equity-based awards from the 2016 Omnibus Plan.

2016 Omnibus Incentive Plan

On June 16, 2023, our shareholders approved an amendment to the DXP Enterprises, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) to increase the number of shares that can be issued under the 2016 Plan from 1,000,000 shares to a total of 1,250,000 shares, which represents an increase of 250,000 shares (the “Amendment”), which authorized grants of restricted stock awards, restricted stock units, performance awards, options, investment rights, and cash-based awards.

Under the 2016 Plan approved by our shareholders, directors, consultants and employees may be awarded shares of the Company's common stock. The shares of restricted stock awards granted to employees that are outstanding as of December 31, 2023 vest in accordance with one of the following vesting schedules: 100% one year after the grant date; 50% each year for two years after the grant; 33.3% each year for three years after the grant date; 20% each year for five years after the grant date; or 10% each year for ten years after the date of grant. The shares of restricted stock awards granted to non-employee directors of the Company vest one year after the grant date. The fair value of restricted stock awards is measured based upon the closing prices of the Company's common stock on the grant dates and is recognized as compensation expense over the vesting period of the awards. Once restricted stock vests, new shares of the Company’s common stock are issued. At December 31, 2023, 489,178 shares were available for future grant.

Changes in restricted stock awards for the twelve months ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2022	157,767	$28.64
Granted	215,554	$27.36
Forfeited	—	$—
Vested	(68,884)	$29.23
Non-vested at December 31, 2023	304,437	$27.60
Changes in restricted stock awards for the twelve months ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2021	112,044	$31.72
Granted	113,077	$27.48
Forfeited	(8,785)	$31.96
Vested	(58,569)	$31.79
Non-vested at December 31, 2022	157,767	$28.64
Changes in restricted stock awards for the twelve months ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2020	166,976	$32.53
Granted	53,668	$30.95
Forfeited	—	$—
Vested	(108,600)	$32.59
Non-vested at December 31, 2021	112,044	$31.72
Compensation expense, associated with restricted stock awards, recognized in the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $3.1 million, $1.9 million, and $1.8 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were approximately $0.8 million, $0.5 million and $0.5 million, respectively.

The aggregate grant-date fair value of vested shares for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $2.0 million, $1.9 million and $3.5 million, respectively.

Unrecognized compensation expense under the 2016 Plan at December 31, 2023, December 31, 2022 and December 31, 2021 was $5.9 million, $3.1 million and $2.1 million, respectively. As of December 31, 2023, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 2.8 years.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2023	2022	2021
Basic earnings per share:
Weighted average shares outstanding	16,870	18,631	18,949

Net income attributable to DXP Enterprises, Inc.	$68,812	$48,155	$16,496
Series B convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	68,722	48,065	16,406
Per share amount	$4.07	$2.58	$0.87

Diluted earnings per share:
Weighted average shares outstanding	16,870	18,631	18,949
Assumed conversion of convertible preferred stock	840	840	840
Total dilutive shares	17,710	19,471	19,789

Net income attributable to common shareholders	$68,722	$48,065	$16,406
Series B convertible preferred stock dividend	90	90	90
Net income attributable to DXP Enterprises, Inc.	68,812	48,155	16,496
Per share amount	$3.89	$2.47	$0.83
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

NOTE 13 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,222 shares and 15,000 shares outstanding as of December 31, 2023, 2022 and 2021, respectively. The preferred stock did not have any activity during 2023, 2022 and 2021.

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

Series B Convertible Preferred Stock

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

The activity related to outstanding common stock and common stock held in treasury was as follows (in thousands):

	2023	2022	2021
Balance, beginning of period	17,531	18,468	19,041
Issuance of shares for compensation net of withholding	47	47	85
Issuance of common stock related to equity distribution agreements	—	—	—
Issuance of common stock related to purchase of businesses	—	267	527
Purchase of shares held in treasury	(1,707)	(1,251)	(1,185)
Balance, end of period	15,871	17,531	18,468

NOTE 14 - SHARE REPURCHASE

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which we may repurchase up to $85.0 million worth, or 2.8 million shares of the Company's outstanding common stock over the next 24 months.

The following table represents total number of shares purchased, the amount paid, and the average price paid per share under share repurchase programs authorized by our Board of Directors:

	Twelve Months Ended December 31,
	2023	2022	2021
(in millions, except per share data)
Total number of shares purchased	1.7	1.3	1.2
Amount paid	$54.7	35.2	33.5
Average price paid per share	$32.06	28.17	28.28

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

	Twelve Months Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$48,954	$25,321	$19,531
Cash paid for income taxes	21,839	26,179	6,120
Cash paid for finance lease liability	2,347	—	—

Non-cash investing and financing activities
Shares issued for acquisition	—	5,757	13,524
Assets obtained in exchange for finance lease obligations	$15,171	$—	$—

NOTE 16 - BUSINESS ACQUISITIONS

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

The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The Company from time-to-time engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2023 acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”

2023 Acquisitions

On November 1, 2023, the Company completed the acquisition of Alliance Pump & Mechanical Service, Inc. (“Alliance”). Alliance is a leading municipal and industrial pump sales, service, and repair business. Alliance is included within our SC business segment. Total consideration for the transaction was approximately $1.7 million, funded with a mixture of cash on hand of $1.5 million and contingent consideration of $0.2 million. Goodwill for the transaction totaled approximately $1.3 million.

On May 1, 2023, the Company completed the acquisition of Florida Valve & Equipment, LLC and Environmental MD, Inc. (collectively, “Florida Valve EMD”), a leading provider of valve and related products and services for the municipal water markets in the state of Florida. Florida Valve EMD is included within our IPS business segment. Total consideration for the transaction was approximately $3.3 million, funded with a mixture of cash on hand of $3.0 million and contingent consideration of $0.3 million. Goodwill for the transaction totaled approximately $2.4 million.

On May 1, 2023, the Company completed the acquisition of Riordan Materials Corporation (“Riordan”), a leading provider of products for water treatment, wastewater treatment, odor control, solids handling, pumping and bio solid processes in the states of Maryland, New Jersey, Pennsylvania, Delaware and Virginia. Riordan is included within our IPS business segment. Total consideration for the transaction was approximately $8.4 million, funded with a mixture of cash on hand of $6.2 million and contingent consideration of $2.2 million. Goodwill for the transaction totaled approximately $6.1 million

2022 Acquisitions

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

On May 2, 2022, the Company completed the acquisition of Cisco Air Systems, Inc. ("Cisco"). Cisco is a leading distributor of air compressors and related products and services focused on serving the food and beverage, transportation and general industrial markets in the Northern California and Nevada territories. Cisco is included within our SC business segment. Total consideration for the transaction was approximately $52.3 million, funded with a mixture of cash on hand of $32 million, the Company's common stock valued at approximately $4.4 million, approximately $11 million on the ABL and contingent consideration of $4.5 million. Goodwill for the transaction totaled approximately $30.5 million.

On March 1, 2022, the Company completed the acquisition of Drydon Equipment, Inc. ("Drydon"), a distributor and manufacturers’ representative of pumps, valves, controls and process equipment focused on serving the water and wastewater industry in the Midwest. Drydon is included within our IPS business segment. The Company paid approximately $7.9 million, funded with a mixture of cash on hand of $4.9 million, the Company's common stock valued at approximately $0.4 million and contingent consideration of $2.6 million. Goodwill for the transaction totaled approximately $5.3 million.

On March 1, 2022, the Company completed the acquisition of certain assets of Burlingame Engineers, Inc. ("Burlingame"), a provider of water and wastewater equipment in the industrial and municipal sectors. Burlingame is included within our SC business segment. The Company paid approximately $1.1 million including cash, the Company's common stock and contingent consideration. Goodwill for the transaction totaled approximately $0.5 million.

Pro forma results of operations information have not been presented, as the effect of the recent acquisitions is not material. The operating results of Riordan, Florida Valve EMD and Alliance are included within the Company's consolidated statements of operations were not material for the twelve months ended December 31, 2023. Pursuant to U.S. GAAP, costs incurred to complete the acquisitions as well as costs incurred to integrate into the Company’s operations are expensed as incurred. Transaction-related costs incurred, which are included within selling, general, and administrative expenses in the consolidated statements of operations, were $0.6 million for the twelve months ended December 31, 2023.

Purchase Price Allocation and Consideration

The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for the 2023 acquisitions, as well as the fair value of the consideration transferred:

Amount Recognized as of Acquisition Date
Cash	$353
Accounts receivable	2,335
Inventory	355
Other current assets	178
Non-compete agreements	628
Customer relationships	1,899
Property and equipment	41
Operating lease ROU asset	256
Other assets	7
Assets acquired	6,052
Short-term operating lease liability	(106)
Current liabilities assumed	(1,442)
Long-term operating lease liability	(150)
Deferred tax liability	(679)
Long-term liabilities assumed	(24)
Net assets acquired	3,651
Total Consideration	13,419
Goodwill	$9,768

Of the $2.5 million of acquired intangible assets, $0.6 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, consistent with the terms of the agreements. In addition, $1.9 million was assigned to customer relationships and will be amortized over a period of 8 years. The goodwill total of $9.8 million is attributable primarily to expected synergies and the assembled workforce of each entity.

In aggregate, the acquisition-date fair value of the consideration transferred for the three businesses acquired in 2023 totaled $13.4 million, which consisted of the following:

Purchase Price Consideration (in millions)	Total Consideration
Cash payments	$10.7
Contingent consideration	2.7
Total consideration	$13.4

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

Contingent Consideration

The acquisitions of Florida Valve, Riordan and Alliance included a contingent consideration arrangement that requires additional consideration to be paid based on the achievement of annual EBITDA targets over a one to three year period. The range of undiscounted amounts the Company may be required to pay under the contingent consideration agreement is between zero and $4.6 million. The combined fair value of the contingent consideration recognized on each acquisition date of $2.7 million was estimated by using a weighted probability of possible payments. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 11.0%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. The changes in the fair value of the contingent consideration are measured during each reporting period and reflected in our results of operations. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 5 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved to the estimated EBITDA used in our forecasts.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) plan which is eligible to substantially all employees in the U.S. For the year ended December 31, 2023, the Company elected to match employee contributions at a rate of 50 percent of up to 4 percent of salary deferral. The Company contributed $5.5 million, $2.8 million, and $1.7 million to the 401(k) plan in the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 19 - REVENUE

The Company disaggregates revenue based upon our geography and our reportable segments - Service Centers, Innovative Pumping Solutions and Supply Chain Services. Each of our geographic and reportable business segments are impacted and influenced by varying factors, including the macroeconomic environment, maintenance and capital spending and commodity prices and exploration and production activity. As such, we believe this information is important in depicting the nature, timing and uncertainty of our contracts with customers. The following Geographical Information and Note 20 - Segment Reporting present our revenue disaggregated by source.

Geographical Information
Revenues are presented in geographic area based on location of the facility shipping products or providing services.
The Company’s revenues by geographical location are as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Revenues
United States	$1,602	$1,402	$1,031
Canada	75	79	83
Other	2	—	—
Total	$1,679	$1,481	$1,114

NOTE 20 – SEGMENT REPORTING

The Company has three operating and reportable segments - Service Centers, Innovative Pumping Solutions and Supply Chain Services: the Service Centers segment is engaged in providing maintenance, MRO products and equipment, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories. The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, remanufactures pumps and manufactures branded private label pumps. The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

These business or operating segments were determined primarily on the distribution channels of the products and services offered as and the nature of the customer markets and the primary driver of the customers spend. Business segments are defined components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer. The Company's CODM directs the allocation of resources to operating or business segments based on revenue, operating income, and capital expenditures of each respective segment. The allocation of resources across the operating segments is dependent upon, among other factors, the operating segments' historical or future expected operating margins; the operating segments' historical or future expected returns on capital; outlook within a specific market; opportunities to grow profitability; new products, services or new customer accounts; confidence in management; and competitive landscape and intensity.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2023
Total Revenue	$1,145,082	$273,150	$260,368	$1,678,600
Operating income for reportable segments, excluding adjustments	163,877	44,260	21,524	229,661
Identifiable assets at year end	697,438	226,621	62,610	986,669
Capital expenditures	8,837	1,786	—	10,623
Depreciation	2,705	3,726	27	6,458
Amortization	12,266	5,965	—	18,231

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2022
Total Revenue	$1,009,356	$231,102	$240,374	$1,480,832
Operating income for reportable segments, excluding adjustments	127,174	30,037	19,530	176,741
Identifiable assets at year end	746,548	144,352	90,480	981,380
Capital expenditures	1,419	2,506	43	3,968
Depreciation	3,038	4,549	144	7,731
Amortization	12,294	6,621	—	18,915

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2021
Total Revenue	$816,496	$139,591	$157,834	$1,113,921
Operating income for reportable segments, excluding adjustments	98,931	12,070	11,963	122,964
Identifiable assets at year end	642,184	134,374	44,684	821,242
Capital expenditures	999	2,574	25	3,598
Depreciation	3,475	4,270	389	8,134
Amortization	11,107	6,090	—	17,197

	Years Ended December 31,
	2023	2022	2021
Operating income for reportable segments, excluding adjustments	$229,661	$176,741	$122,964
Adjustments for:
Amortization of intangibles	18,231	18,915	17,197
Corporate and other expense, net	72,708	60,074	65,910
Total operating income	$138,722	$97,752	$39,857
Interest expense	53,146	29,135	21,089
Other expenses (income), net	(1,355)	2,716	(414)
Income before income taxes	$86,931	$65,901	$19,182
The Company had capital expenditures at corporate of $1.6 million, $0.7 million, and $2.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company had identifiable assets at corporate of $190.8 million, $56.8 million, and $85.0 million as of December 31, 2023, 2022, and 2021, respectively. Corporate depreciation was $2.0 million, $1.9 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

For the year ended December 31, 2023, the Company incurred approximately $1.8 million in lease expenses to entities controlled by the Company’s Chief Executive Officer.

NOTE 22 - SUBSEQUENT EVENTS

On January 1, 2024 the Company completed the acquisition of Hennesy Mechanical Sales LLC (“Hennesy”). Hennesy is a leading manufacturer's representative in the municipal water and wastewater treatment market and provides industrial pump sales, service and repair in Arizona, New Mexico and West Texas. The preliminary purchase price allocation is not complete as of the date of this financial issuance and will be an ongoing process for up to one year subsequent to the closing date of the transaction.

On February 1, 2024 the Company completed the acquisition of Kappe Associates, Inc. (“Kappe”). Kappe is headquartered in Frederick, Maryland and operates out of three locations servicing Maryland, the District of Columbia, Delaware, Virginia, Pennsylvania, Southern New Jersey, and West Virginia. Kappe is a leading distributor and manufacturers’ representative of pumps, controls and process equipment focused on serving the water and wastewater industry. The preliminary purchase price allocation is not complete as of the date of this financial issuance and will be an ongoing process for up to one year subsequent to the closing date of the transaction.

On March 1, 2024 the Company completed the acquisition of Pro-Seal, Inc. (“Pro-Seal”). Pro-Seal is a leading distributor of pumping systems, fluid sealing and related seal support systems, industrial pumping equipment and services as well as lubricants in Michigan and Alaska. The preliminary purchase price allocation is not complete as of the date of this financial issuance and will be an ongoing process for up to one year subsequent to the closing date of the transaction.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), which have been designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were not effective as of December 31, 2023, as a result of the material weaknesses in our internal control over financial reporting discussed below.

Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with an appropriate level of Company knowledge and experience to establish effective processes and controls. This material weakness contributed to the following additional material weakness:

The Company did not design and maintain effective controls over the completeness, occurrence, cut-off, accuracy and presentation and disclosure of revenue. Specifically, for revenue recognized under the percentage-of-completion input method, controls were not designed and maintained to ensure accuracy of the costs-to-date, estimates of the cost-to-complete and the determination of revenue recognized for certain project-based contracts. Additionally, within the Company’s product sales and service revenue streams, controls were not designed and maintained to ensure the accuracy of the price and quantity, including the approval of credit memos, the existence of a customer contract, and appropriate cut-off during the revenue recognition process. This material weakness resulted in immaterial audit adjustments related to revenue and related contract assets and liabilities during the years ended December 31, 2021 and 2022, and immaterial out-of-period adjustments related to revenue during the years ended December 31, 2022 and 2023.

The above material weaknesses could result in a misstatement of the Company’s accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 as stated in their report which appears in Item 8 of this Form 10-K.

REMEDIATION PLAN

In relation to the material weakness in our control environment, the Company has hired a total of seven CPAs in various positions and functions since December 31, 2022. The Company has hired a Chief Accounting Officer, a Director of Technical Accounting, three assistant controllers, a Director of Tax, and established and expanded its technical accounting and SEC financial reporting groups. In addition to that, the Company has continued to strengthen its tax, accounts payable and accounts receivable groups. These are key individuals with the appropriate level of accounting knowledge, experience, and training to appropriately analyze, record, and disclose accounting matters timely and accurately as well as establish effective processes and controls. These individuals are responsible for the implementation of processes and controls required to remediate the remaining material weakness. At this point, management believes it has added the necessary talent and resources with the proper accounting knowledge to support the Company’s growth and to continue to strengthen its internal control over financial reporting, and the remediation of this material weakness is only dependent on additional time to remediate the remaining material weakness.

In relation to the material weakness related to revenue, the controls necessary to address the portion of the material weakness related to revenue recognized under the percentage of completion input method have been designed and implemented during the year ended December 31, 2023. These controls are designed to ensure accuracy of the cost-to-date, estimates of the cost-to-complete and the determination of revenue recognized for certain project-based contracts. Although these controls have been designed and implemented, we will continue to evaluate whether further enhancement or modification to these controls in future periods are needed. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively.

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. Our planned remediation efforts related to the above identified material weaknesses include a continuous effort to further enhance our revenue recognition controls and procedures. Management expects these material weaknesses will be remediated during the year ended December 31, 2024.

REMEDIATION OF PREVIOUSLY IDENTIFIED MATERIAL WEAKNESSES

As of December 31, 2023, management has concluded that the previously reported material weaknesses related to the following matters have been remediated: (i) timely clearing of discrepancies arising from the three-way-match process of matching purchase orders, invoices, and item receipts, and (ii) segregation of duties and user access.

In relation to the previously existing material weakness identified related to the timely clearing of discrepancies arising from the three-way-match process of matching purchase orders, invoices, and item receipts, as of December 31, 2023, management has remediated this material weakness by effectively designing, implementing, and operating the necessary controls to ensure a timely clearing of discrepancies arising from the three-way match process of matching purchase orders, invoices, and item receipts.

In relation to the previously existing material weakness identified related to the lack of segregation of duties and controls related to user access, as of December 31, 2023, management has remediated this material weakness by effectively designing, implementing, and operating the necessary controls to ensure appropriate segregation of duties and adequately review user access to transactions within business processes relevant to significant accounts and disclosures within the general ledger system across the Company.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

3.3
Amendment to Section 3.4 of the Bylaws of DXP Enterprises, Inc., effective January 1, 2022. Bylaws, as amended on April 23, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-21513 : 21860170 , filed with the Commission on April 27, 2021).

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

10.15
Amendment No. 2 and Joinder Agreement to Term Loan and Security Agreement, dated as of October 13, 2023, among the Company, certain subsidiaries of the Company, as guarantors, the incremental lenders party thereto and Goldman Sachs Bank USA, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 231329097) filed with the Commission on October 17, 2023).

10.16
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 13, 2023, among the Company, certain of the Company’s US subsidiaries, a borrowers, certain of the Company’s US subsidiaries, as guarantors, certain of the Company’s Canadian Subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-21513; 231329097) filed with the Commission on October 17, 2023).

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

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*97	DXP Enterprises, Inc. Executive Compensation Clawback Policy

*101
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.

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

Dated: March 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	March 11, 2024
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President Corporate Development	March 11, 2024
Kent Yee	Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

/s/David Molero Santos	Vice President and Chief Accounting Officer	March 11, 2024
David Molero Santos	(Principal Accounting Officer)

/s/Timothy P. Halter	Director	March 11, 2024
Timothy P. Halter

/s/David Patton	Director	March 11, 2024
David Patton

/s/Joseph Mannes	Director	March 11, 2024
Joseph Mannes

/s/Karen Hoffman Morris	Director	March 11, 2024
Karen Hoffman Morris