Form 10-Q
period 2024-03-31
DXP ENTERPRISES INC
filed 2024-05-09
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of May 3, 2024: 15,928,305.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2024	2023
Sales	$412,635	$424,267
Cost of sales	288,753	299,226
Gross profit	123,882	125,041
Selling, general and administrative expenses	94,751	89,642
Income from operations	29,131	35,399
Other income, net	(1,968)	(469)
Interest expense	15,544	11,521
Income before income taxes	15,555	24,347
Provision for income taxes	4,223	6,767
Net income	11,332	17,580
Preferred stock dividend	23	23
Net income attributable to common shareholders	$11,309	$17,557

Net income	$11,332	$17,580
Foreign currency translation adjustments	(614)	98
Comprehensive income	$10,718	$17,678

Earnings per share (Note 9):
Basic	$0.70	$1.00
Diluted	$0.67	$0.95

Weighted average common shares outstanding:
Basic	16,128	17,596
Diluted	16,968	18,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$139,697	$173,120
Restricted cash	91	91
Accounts receivable, net of allowance of $4,946 and $5,584, respectively	313,791	311,171
Inventories	108,186	103,805
Costs and estimated profits in excess of billings	35,259	42,323
Prepaid expenses and other current assets	19,808	18,044
Total current assets	616,832	648,554
Property and equipment, net	64,039	61,618
Goodwill	370,949	343,991
Other intangible assets, net	67,675	63,895
Operating lease right of use assets, net	53,443	48,729
Other long-term assets	11,217	10,649
Total assets	$1,184,155	$1,177,436

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$5,500	$5,500
Trade accounts payable	97,324	96,469
Accrued wages and benefits	31,655	36,238
Customer advances	12,619	12,160
Billings in excess of costs and estimated profits	8,195	9,506
Short-term operating lease liabilities	15,796	15,438
Other current liabilities	58,313	48,854
Total current liabilities	229,402	224,165
Long-term debt, net of unamortized debt issuance costs and discounts	520,217	520,697
Long-term operating lease liabilities	38,914	34,336
Other long-term liabilities	20,158	17,359
Total long-term liabilities	579,289	572,392
Total liabilities	808,691	796,557
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,928,305 and 16,177,237 outstanding, respectively	345	345
Additional paid-in capital	217,292	216,482
Retained earnings	330,580	319,271
Accumulated other comprehensive loss	(31,854)	(31,240)
Treasury stock, at cost 4,468,354 and 4,141,989 shares, respectively	(140,915)	(123,995)
Total DXP Enterprises, Inc. equity	375,464	380,879
Total liabilities and equity	$1,184,155	$1,177,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	11,332	17,580
Reconciliation of net income to net cash provided by operating activities:
Depreciation	2,208	2,024
Amortization of intangibles and fixed assets	5,330	4,758
(Recovery of) provision for credit losses	(1,200)	498
Payment of contingent consideration liability in excess of acquisition-date fair value	(17)	—
Fair value adjustment on contingent consideration	(194)	342
Amortization of debt issuance costs	895	642
Restricted stock compensation expense	864	476
Deferred income taxes	(3,056)	(2,799)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	8,993	9,070
Costs and estimated profits in excess of billings	7,052	(18,378)
Accounts payable and accrued expenses	(2,165)	13,311
Prepaid expenses and other assets	3,366	8,844
Inventories	754	(8,006)
Billings in excess of costs and estimated profits	(1,301)	(231)
Other long-term liabilities	(5,872)	(1,682)
Net cash provided by operating activities	$26,989	$26,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,894)	(3,804)
Acquisition of businesses, net of cash acquired	(39,261)	—
Net cash used in investing activities	$(42,155)	$(3,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under term loan facility	(1,375)	(1,092)
Payment for acquisition contingent consideration liability	(983)	—
Preferred stock dividends paid	(23)	(23)
Shares repurchased held in treasury	(14,815)	(9,135)
Payment for employee taxes withheld from stock awards	(54)	(104)
Principal payments on finance leases	(896)	—
Net cash used in financing activities	$(18,146)	$(10,354)
Effect of foreign currency on cash	(111)	(35)
Net change in cash and restricted cash	(33,423)	12,256
Cash and restricted cash at beginning of period	173,211	46,117
Cash and restricted cash at end of period	$139,788	$58,373

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Accum other comp loss	Total equity
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(123,995)	$(31,240)	$380,879
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	864	—	—	—	864
Tax related items for share based awards	—	—	—	(54)	—	—	—	(54)
Currency translation adjustment	—	—	—	—	—	—	(614)	(614)
Repurchases of shares	—	—	—	—	—	(16,920)	—	(16,920)
Net income	—	—	—	—	11,332	—	—	11,332
Balance at March 31, 2024	$1	$15	$345	$217,292	$330,580	$(140,915)	$(31,854)	$375,464

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Accum other comp loss	Total equity
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(67,780)	$(31,675)	$365,392
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	476	—	—	—	476
Tax related items for share based awards	—	—	—	(104)	—	—	—	(104)
Currency translation adjustment	—	—	—	—	—	—	98	98
Repurchases of shares	—	—	—	—	—	(9,135)	—	(9,135)
Net income	—	—	—	—	17,580	—	—	17,580
Balance at March 31, 2023	$1	$15	$345	$214,309	$268,106	$(76,915)	$(31,577)	$374,284

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For interim financial reporting not all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP are required. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023 that are included in our annual report on Form 10-K filed with the SEC on March 11, 2024 (“Annual Report”).

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed within this Quarterly Report on Form 10-Q were assessed and determined as either not applicable or not material to the Company’s consolidated financial position or result of operations.

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

As of March 31, 2024, we recorded $6.1 million in other current and other long-term liabilities for contingent consideration associated with the recent acquisitions.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the three months ended March 31, 2024 (in thousands):

Contingent Consideration
*Beginning balance at December 31, 2023	$8,753
Acquisitions (Note 12)	6,108
Settlements	(1,000)
Total remeasurement adjustments:
Changes in fair value recorded in other income, net	(194)
*Ending Balance at March 31, 2024	$13,667
*Amounts included in other current liabilities were $8.1 million and $5.4 million for the periods ending March 31, 2024 and December 31, 2023, respectively. Amounts included in other long-term liabilities were $5.6 million and $3.4 million for the periods ending March 31, 2024 and December 31, 2023, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 10.6 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of March 31, 2024, the maximum amount of contingent consideration payable under these arrangements is $17.5 million.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at March 31, 2024 and December 31, 2023 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments. See Note 8 - Long-term Debt for fair value disclosures on our asset-backed line of credit and term loan debt under our syndicated credit agreement facilities.

NOTE 5 – INVENTORIES

Inventories are made up of equipment purchased for resale, and materials utilized in the fabrication of industrial and wastewater equipment stated at lower of cost and net realizable value, primarily determined using the weighted average cost method. The Company reviews inventory and records provisions for the difference between cost and net realizable value arising from excess and obsolete items on hand based upon the aging of the inventories, market trends, and continued demand.

The carrying values of inventories are as follows (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$96,999	$94,031
Work in process	11,187	9,774
Inventories	$108,186	$103,805

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$91,469	$92,363
Estimated profits, thereon	40,099	37,379
Total costs and estimated profits on uncompleted contracts	131,568	129,742
Less: billings to date	104,504	96,928
Net	$27,064	$32,814

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for March 31, 2024 and December 31, 2023 under the following captions (in thousands):

	March 31, 2024	December 31, 2023
Costs and estimated profits in excess of billings	$35,259	$42,323
Billings in excess of costs and estimated profits	(8,195)	(9,506)
Translation adjustment	—	(3)
Net	$27,064	$32,814

During the three months ended March 31, 2024 and 2023, $1.4 million and $9.7 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Our effective tax rate from continuing operations was a tax expense of 27.2 percent for the three months ended March 31, 2024 compared to a tax expense of 27.9 percent for the three months ended March 31, 2023. Compared to the U.S. statutory rate for the three months ended March 31, 2024, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, earnout payments, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

The Organization of Economic Cooperation and Development (OECD) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of March 31, 2024 DXP anticipates the impact of Pillar Two to be immaterial to the Company based on current legislation that has been enacted to date.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
ABL Revolver	$—	$—
Senior Secured Term Loan B due October 13, 2030(1)	547,250	548,625
Total debt	547,250	548,625
Less: current maturities	(5,500)	(5,500)
Total long-term debt	$541,750	$543,125
Unamortized discount and debt issuance costs	21,533	22,428
Long-term debt, net of unamortized discount and debt issuance costs	$520,217	$520,697
(1) The fair value of the Term Loan B due October 13, 2030 was $551.4 million and $554.1 million as of March 31, 2024 and December 31, 2023, respectively.

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

Deferred financing costs associated with the Term Loan Amendment were $11.7 million, which is being amortized to interest expense using the interest method over the remaining maturity of the Senior Secured Term Loan B. The interest rate for the Senior Secured Term Loan B was 10.29% and 10.44% as of March 31, 2024 and December 31, 2023, respectively.

In connection with the Term Loan Amendment the Company expensed third-party fees of $0.8 million and recognized a $1.2 million loss on debt extinguishment, which were included in interest expense during 2023. Quarterly interest payments accrue on outstanding borrowings under the new Senior Secured Term Loan B at a rate equal to Term SOFR (with a floor of 1.00%) plus 4.75%, or base rate plus 3.75%. The new Senior Secured Term Loan B is guaranteed by each of the Company’s direct and indirect material wholly owned subsidiaries, other than any of the Company’s Canadian subsidiaries and certain other excluded subsidiaries.

As of March 31, 2024 there was $547.3 million outstanding under the Senior Secured Term Loan B.

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to SOFR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25% to 0.375% per annum. At March 31, 2024 the unused line fee was 0.375% and there were no amounts outstanding under the ABL Revolver.

As of March 31, 2024, the borrowing availability under our credit facility was $131.8 million compared to $132.1 million at December 31, 2023, primarily as a result of outstanding letters of credit.

The interest rate for the ABL Revolver was 8.75% as of March 31, 2024 and December 31, 2023, respectively.

Financial Covenants:

The Company's principal financial covenants under the ABL Credit Agreement and Term Loan B Agreement include:

Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding (i) those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and (iii) the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio to be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement.

As of March 31, 2024, the Company's Fixed Charge Coverage Ratio was 2.28 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $200 million) as of such day to EBITDA, beginning with the fiscal quarter ending March 31, 2024, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
March 31, 2024	5.75:1.00
June 30, 2024	5.50:1.00
September 30, 2024	5.50:1.00
December 31, 2024	5.50:1.00
March 31, 2025	5.25:1.00
June 30, 2025	5.25:1.00
September 30, 2025	5.25:1.00
December 31, 2025	5.00:1.00
March 31, 2026	5.00:1.00
June 30, 2026 and thereafter	4.75:1.00
As of March 31, 2024, the Company’s Secured Leverage Ratio was 2.27 to 1.00.
EBITDA as defined under the Term Loan B Agreement for financial covenant purposes means, without duplication, for any period of determination, the sum of, consolidated net income during such period; plus to the extent deducted from consolidated net income in such period: (i) income tax expense, (ii) franchise tax expense, (iii) interest expense, (iv) amortization and depreciation during such period, (v) all non-cash charges and adjustments, and (vi) non-recurring cash expenses related to the Term Loan, provided, that if the Company acquires or disposes of any property during such period (other than under certain exceptions specified in the Term Loan B Agreement, including the sale of inventory in the ordinary course of business), then EBITDA shall be calculated, after giving pro forma effect to such acquisition or disposition, as if such acquisition or disposition had occurred on the first day of such period.

The Company was in compliance with all financial covenants as of March 31, 2024.

As of March 31, 2024, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Amount
2024	$4,125
2025	5,500
2026	5,500
2027	5,500
2028	5,500
Thereafter	521,125
Total	$547,250

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Weighted average shares outstanding	16,128	17,596
Net income attributable to DXP Enterprises, Inc.	$11,332	$17,580
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$11,309	$17,557
Per share amount	$0.70	$1.00

Diluted earnings per share:
Weighted average shares outstanding	16,128	17,596
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	16,968	18,436
Net income attributable to common shareholders	$11,309	$17,557
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$11,332	$17,580
Per share amount	$0.67	$0.95

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

Our chief operating decision maker ("CODM") is the Chief Executive Officer. The Company's CODM directs the allocation of resources to operating or business segments based on revenue and operating income of each respective segment.

As a part of the Company's annual business planning, the CODM reviews our reportable segment composition and financial performance. As a result of this review, on January 1st, 2024, we moved certain branch locations previously reported under our IPS segment to our SC segment. Prior period segment disclosures have been recast.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales
Service Centers	$288,435	$305,813
Innovative Pumping Solutions	62,216	51,411
Supply Chain Services	61,984	67,043
Total Sales	$412,635	$424,267

Operating Income
Service Centers	$40,320	$45,820
Innovative Pumping Solutions	6,970	9,190
Supply Chain Services	5,262	5,514
Total Segments Operating Income	$52,552	$60,524

The following table presents reconciliations of income from operations for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2024	2023
Income from operations for reportable segments	$52,552	$60,524
Adjustment for:
Amortization of intangible assets	4,369	4,758
Corporate expenses	19,052	20,367
Income from operations	$29,131	$35,399
Interest expense	15,544	11,521
Other income, net	(1,968)	(469)
Income before income taxes	$15,555	$24,347

NOTE 12 - BUSINESS ACQUISITIONS

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers.

A summary of the allocation of the total purchase consideration of our three business acquisitions during the three months ended March 31, 2024 is presented as follows (in thousands):

Purchase Price Consideration
Cash payments	$40,346
Future consideration	6,108
Total purchase price consideration	46,454
Net Tangible Assets Acquired	11,065
Purchased Intangible Assets	8,155
Goodwill	$27,234

The total purchase consideration related to our acquisitions during the three months ended March 31, 2024 consisted primarily of cash consideration. The total cash and cash equivalents acquired for these acquisitions was $1.2 million. Transaction-related costs included within selling, general, and administrative expenses in the consolidated statements of operations were not material for the three months ended March 31, 2024.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its estimate of the fair value of the acquired assets and assumed liabilities. Additional information that existed as of the acquisition date but at that time was unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.

The goodwill total of approximately $27.2 million is attributable primarily to expected synergies and the assembled workforce of each entity and is generally not deductible for tax purposes. $6.9 million of goodwill was assigned to our SC segment and $20.3 million was assigned to our IPS segment relating to these acquisitions.

The operating results of these acquisitions are included within the Company's consolidated statements of operations from the date of acquisition. Pro forma results of operations information have not been presented, as the effects of the acquisitions were not material to our financial results.

Of the $8.2 million of acquired intangible assets, $0.9 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years. In addition, $7.2 million was assigned to customer relationships and will be amortized over a period of 8 years.

NOTE 13 - SHARE REPURCHASES

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months from the date of the announcement.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury stock.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Total number of shares purchased	326.4	339.5
Amount paid	$16,805	$9,135
Average price paid per share	$51.49	$27.26

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,649	$10,879
Cash paid for income taxes	14,693	379

Non-cash investing and financing activities:
Treasury shares repurchase accruals	$2,105	$—

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2024 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but are not limited to, the effectiveness of management's strategies and decisions; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operations; other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service; decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors; our ability to manage changes and the continued health or availability of management personnel; and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2024. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

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

	Three Months Ended March 31,
	2024	2023(1)
Sales by Business Segment
Service Centers	$288,435	$305,813
Innovative Pumping Solutions	62,216	51,411
Supply Chain Services	61,984	67,043
Total DXP Sales	$412,635	$424,267
Acquisition Sales	11,775	19,133
Organic Sales	$400,860	$405,134

Business Days	63	64
Sales per Business Day	$6,550	$6,629
Organic Sales per Business Day	$6,363	$6,330

Gross Profit	$123,882	$125,041
Gross Profit Margin	30.0%	29.5%
EBITDA	$38,637	$42,650
EBITDA Margin	9.4%	10.1%
Adjusted EBITDA	$40,343	$43,126
Adjusted EBITDA Margin	9.8%	10.2%
Free Cash Flow	$24,095	$22,645
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 11. Segment Reporting.

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

Matters Affecting Comparability

There were 63 business days in the three months ended March 31, 2024 and 64 business days in the three months ended March 31, 2023.

CURRENT MARKET CONDITIONS AND OUTLOOK

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. The Company's recent order activity improved as markets strengthened. For the three months ended March 31, 2024, we had approximately $350.7 million in sales in our Service Centers and Innovative Pumping Solutions segments, a decrease of approximately 1.8% compared to the three months ended March 31, 2023. Our performance has been strengthened by price increases from our vendors and suppliers. During the three months ended March 31, 2024, $10.3 million was associated with recent acquisitions in the water and wastewater markets. We expect to continue to benefit from the increased oil and gas activity throughout the remainder of 2024. Additionally, we expect to benefit from the recent water and wastewater acquisitions as we continue to scale this platform both organically and by positioning DXP Water to bid on projects that historically may have not been available to the separate acquisitions on a standalone basis.

Supply Chain Services Segment

For the three months ended March 31, 2024, we had approximately $62.0 million in sales in our Supply Chain Services segment, a decrease of approximately 7.5 percent compared to the three months ended March 31, 2023 due to some facility closures with some of our customers as well as efficiencies we brought to our new diversified chemical customer that we added last year. As we move forward and given our increasing demand, we expect our performance to be driven by either the addition of new customers or an increase in spend by our existing customers.

RESULTS OF OPERATIONS

(in thousands, except percentages and per share data)

DXP is organized into three business segments: Service Centers, Innovative Pumping Solutions, and Supply Chain Services. The Service Centers are engaged in providing MRO products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The IPS segment provides products and services to the water and wastewater market and fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps, and manufactures branded private label pumps. The SCS segment provides a wide range of MRO products and manages all or part of our customer's supply chain function, and inventory management.

	Three Months Ended March 31,
	2024	%	2023	%
Sales	$412,635	100.0%	$424,267	100.0%
Cost of sales	288,753	70.0%	299,226	70.5%
Gross profit	123,882	30.0%	125,041	29.5%
Selling, general and administrative expenses	94,751	23.0%	89,642	21.1%
Income from operations	29,131	7.1%	35,399	8.3%
Other income, net	(1,968)	(0.5)%	(469)	(0.1)%
Interest expense	15,544	3.8%	11,521	2.7%
Income before income taxes	15,555	3.8%	24,347	5.7%
Provision for income tax expense	4,223	1.0%	6,767	1.6%
Net income	$11,332	2.7%	$17,580	4.1%

Basic earnings per share	$0.70		$1.00
Diluted earnings per share	$0.67		$0.95
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

SALES. Sales for the three months ended March 31, 2024 decreased $11.6 million, or 2.7 percent, to approximately $412.6 million from $424.3 million for the prior year's corresponding period. Sales from acquisitions for the three months ended March 31, 2024, accounted for $11.8 million. The overall decrease in sales was the result of a decrease in sales in our SC and SCS segments of $17.4 million and $5.1 million, respectively, partially offset by increases in sales in our IPS segments of $10.8 million. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended March 31,
	2024	2023(1)	Change	Change%
Sales by Business Segment
Service Centers	$288,435	$305,813	$(17,378)	(5.7)%
Innovative Pumping Solutions	62,216	51,411	10,805	21.0%
Supply Chain Services	61,984	67,043	(5,059)	(7.5)%
Total DXP Sales	$412,635	$424,267	$(11,632)	(2.7)%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 11. Segment Reporting.

Service Centers segment. Sales for the SC segment decreased $17.4 million, or 5.7 percent, for the three months ended March 31, 2024, compared to the prior year's corresponding period. This sales decrease is primarily the result of the timing of jobs and business mix within the SC segment.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $10.8 million, or 21.0 percent, for the three months ended March 31, 2024, compared to the prior year's corresponding period. $10.3 million was associated with recent acquisitions in the water and wastewater markets.

Supply Chain Services segment. Sales for the SCS segment decreased by $5.1 million, or 7.5 percent, for the three months ended three months ended March 31, 2024, compared to the prior year's corresponding period. The decrease in sales was primarily the result of facility closures with existing customers.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended March 31, 2024 was 30.0 percent versus 29.5 percent in the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an increase in gross profit within our SC and SCS segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended March 31, 2024 increased by $5.1 million, or 5.7 percent, to $94.8 million from $89.6 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses.

OPERATING INCOME. Operating income for the first quarter of 2024 decreased by $6.3 million to $29.1 million, from $35.4 million in the prior year's corresponding period. This decrease in operating income was driven by the increase in SG&A during the period.

INTEREST EXPENSE. Interest expense for the first quarter of 2024 increased $4.0 million compared to the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $125.0 million on its Term Loan during the fourth quarter of 2023 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 27.2 percent for the three months ended March 31, 2024, compared to a tax expense of 27.9 percent for the three months ended March 31, 2023. Compared to the U.S. statutory rate for the three months ended March 31, 2024, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, earnout payments, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

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

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2024	2023(1)
Service Centers	$288,435	$305,813
Innovative Pumping Solutions	62,216	51,411
Supply Chain Services	61,984	67,043
Total DXP Sales	$412,635	$424,267
Acquisition Sales	11,775	19,133
Organic Sales	$400,860	$405,134
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 11. Segment Reporting.

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

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income attributable to DXP Enterprises, Inc.	$11,332	$17,580
Plus: Interest expense	15,544	11,521
Plus: Provision for income tax expense	4,223	6,767
Plus: Depreciation and amortization	7,538	6,782
EBITDA	$38,637	$42,650
Plus: other non-recurring items(1)	842	—
Plus: stock compensation expense	864	476
Adjusted EBITDA	$40,343	$43,126

Operating Income Margin	7.1%	8.3%
EBITDA Margin	9.4%	10.1%
Adjusted EBITDA Margin	9.8%	10.2%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs not related to continuing business operations.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less net purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$26,989	$26,449
Less: purchases of property and equipment	(2,894)	(3,804)
Free Cash Flow	$24,095	$22,645

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of March 31, 2024, we had available cash of $139.7 million and credit facility availability of $131.8 million. We have a $135.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $3.2 million. We had no borrowings outstanding on our ABL Revolver as of March 31, 2024. During the three months ended March 31, 2024, we did not draw down on our ABL Revolver.

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

The following table summarizes our net cash flows provided by and used in operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Cash Provided by (Used in):
Operating Activities	$26,989	$26,449
Investing Activities	(42,155)	(3,804)
Financing Activities	(18,146)	(10,354)
Effect of Foreign Currency	(111)	(35)
Net Change in Cash	$(33,423)	$12,256

Operating Activities

The Company generated $27.0 million of cash from operating activities during the three months ended March 31, 2024 compared to $26.4 million of cash generated during the prior year's corresponding period.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $42.2 million compared to a $3.8 million use of cash during the prior year’s corresponding period. This $38.4 million increase was primarily driven by acquisition activity during the three months ended March 31, 2024. Total cash paid for acquisitions, net of cash acquired, was $39.3 million compared to no acquisition activity during the three months ended March 31, 2023. The increase was partially offset by purchases of property and equipment of $2.9 million for the three months ended March 31, 2024 compared to $3.8 million for the three months ended March 31, 2023.

Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $18.1 million, compared to net cash used in financing activities of $10.4 million during the prior year’s corresponding period. The increase was primarily due to share repurchases of $14.8 million for the three months ended March 31, 2024 compared to $9.1 million for the three months ended March 31, 2023. The Company also paid contingent consideration of $1.0 million for the three months ended March 31, 2024 compared to none for the three months ended March 31, 2023.

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

The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recently Issued Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk' of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the existing material weaknesses in internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year end December 31, 2023.

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

Management's Plan to Remediate the Material Weaknesses

In relation to the material weakness in our control environment, and as disclosed in our Form 10-K, management believes it has added the necessary talent and resources with the proper accounting knowledge to support the Company’s growth and to continue to strengthen its internal control over financial reporting, and the remediation of this material weakness is only dependent on additional time to remediate the remaining material weakness.

Related to the material weakness on revenue, the necessary controls have been designed and implemented during the quarter ended March 31, 2024 to ensure accuracy of pricing on invoices, including manual adjustments to prices and to ensure review of quantities against customer purchase orders or other similar documents. During the quarter ended December 31, 2023, the Company also designed and implemented controls to review and authorize credit memos. In a similar manner and in relation to revenue recognized using the percentage of completion method, during the quarter ended December 31, 2023, the Company designed and implemented controls to ensure accuracy of the cost-to-date, estimates of the cost-to-complete and the determination of revenue recognized for certain project-based contracts. Although these controls have been designed and implemented, we will continue to evaluate whether further enhancement or modification to these controls in future periods is needed. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year end December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended March 31, 2024.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the first quarter of fiscal year 2024 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2024	70	$31.01	70	$26,410
February 1 – February 29, 2024	1,172	32.80	—	26,410
March 1 – March 31, 2024	356,313	51.77	326,295	9,607
Total	357,555	$51.70	326,365	$9,607

(1) There were 31,190 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended March 31, 2024.

(2) On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months from the date of announcement. As of March 31, 2024, approximately $9.6 million worth of, or approximately 0.6 million, shares remained available under the $85.0 million Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1
Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form on Form S-8, filed with the Commission on August 20, 1998. File No. :333-61953).

3.2
Bylaws of DXP Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018 File No. 000-21513), as amended on July 27, 2011.

3.3
Amendment to Section 3.4 of the Bylaws of DXP Enterprises, Inc., effective January 1, 2022. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K File No. 000-21513 : 21860170, filed with the Commission on April 27, 2021).

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in XBRL.

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

Dated: May 9, 2024