Form 10-Q
period 2024-06-30
DXP ENTERPRISES INC
filed 2024-08-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of August 3, 2024: 15,788,714.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales	$445,556	$428,040	$858,191	$852,307
Cost of sales	307,763	296,188	596,516	595,414
Gross profit	137,793	131,852	261,675	256,893
Selling, general and administrative expenses	100,441	94,372	195,192	184,014
Income from operations	37,352	37,480	66,483	72,879
Other income, net	(1,035)	(242)	(3,004)	(712)
Interest expense	15,384	11,863	30,928	23,384
Income before income taxes	23,003	25,859	38,559	50,207
Provision for income taxes	6,310	6,805	10,534	13,573
Net income	16,693	19,054	28,025	36,634
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$16,671	$19,032	$27,980	$36,589

Net income	$16,693	$19,054	$28,025	$36,634
Foreign currency translation adjustments	93	659	(521)	757
Comprehensive income	$16,786	$19,713	$27,504	$37,391

Earnings per share (Note 9):
Basic	$1.05	$1.11	$1.75	$2.10
Diluted	$1.00	$1.06	$1.66	$2.01

Weighted average common shares outstanding:
Basic	15,868	17,211	15,998	17,402
Diluted	16,708	18,051	16,838	18,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$49,936	$173,120
Restricted cash	90	91
Accounts receivable, net of allowance of $5,511 and $5,584, respectively	326,583	311,171
Inventories	107,483	103,805
Costs and estimated profits in excess of billings	36,741	42,323
Prepaid expenses and other current assets	23,262	18,044
Total current assets	544,095	648,554
Property and equipment, net	68,407	61,618
Goodwill	426,821	343,991
Other intangible assets, net	85,895	63,895
Operating lease right of use assets, net	50,520	48,729
Other long-term assets	13,408	10,649
Total assets	$1,189,146	$1,177,436

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$5,500	$5,500
Trade accounts payable	101,185	96,469
Accrued wages and benefits	32,987	36,238
Customer advances	13,286	12,160
Billings in excess of costs and estimated profits	12,080	9,506
Short-term operating lease liabilities	15,218	15,438
Other current liabilities	47,447	48,854
Total current liabilities	227,703	224,165
Long-term debt, net of unamortized debt issuance costs and discounts	519,735	520,697
Long-term operating lease liabilities	36,617	34,336
Other long-term liabilities	20,410	17,359
Total long-term liabilities	576,762	572,392
Total liabilities	804,465	796,557
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,788,714 and 16,177,237 outstanding, respectively	345	345
Additional paid-in capital	216,803	216,482
Retained earnings	347,251	319,271
Accumulated other comprehensive loss	(31,761)	(31,240)
Treasury stock, at cost 4,607,773 and 4,141,989 shares, respectively	(147,973)	(123,995)
Total DXP Enterprises, Inc. equity	384,681	380,879
Total liabilities and equity	$1,189,146	$1,177,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	28,025	36,634
Reconciliation of net income to net cash provided by operating activities:
Depreciation	4,456	4,145
Amortization of intangibles and fixed assets	11,209	9,340
(Recovery of) provision for credit losses	(771)	1,001
Payment of contingent consideration liability in excess of acquisition-date fair value	(17)	(79)
Fair value adjustment on contingent consideration	(305)	839
Amortization of debt issuance costs	1,788	1,409
Restricted stock compensation expense	2,076	1,347
Deferred income taxes	(4,944)	(6,313)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(3,085)	3,815
Costs and estimated profits in excess of billings	5,561	(23,151)
Accounts payable and accrued expenses	(3,018)	1,721
Prepaid expenses and other assets	2,267	5,226
Inventories	2,548	(3,179)
Billings in excess of costs and estimated profits	2,591	(5,095)
Other long-term liabilities	(6,657)	(3,643)
Net cash provided by operating activities	$41,724	$24,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,719)	(5,617)
Acquisition of businesses, net of cash acquired	(119,017)	(8,488)
Net cash used in investing activities	$(130,736)	$(14,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on asset-backed credit facility	—	7,870
Repayments on asset-backed credit facility	—	(7,870)
Repayments under term loan facility	(2,750)	(2,184)
Payment for acquisition contingent consideration liability	(4,483)	(3,921)
Preferred stock dividends paid	(45)	(45)
Shares repurchased held in treasury	(23,978)	(33,583)
Payment for employee taxes withheld from stock awards	(1,755)	(432)
Principal payments on finance leases	(1,992)	—
Net cash used in financing activities	$(35,003)	$(40,165)
Effect of foreign currency on cash	830	(240)
Net change in cash and restricted cash	(123,185)	(30,493)
Cash and restricted cash at beginning of period	173,211	46,117
Cash and restricted cash at end of period	$50,026	$15,624

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Accum other comp loss	Total equity
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(123,995)	$(31,240)	$380,879
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	864	—	—	—	864
Tax related items for share based awards	—	—	—	(54)	—	—	—	(54)
Currency translation adjustment	—	—	—	—	—	—	(614)	(614)
Repurchases of shares	—	—	—	—	—	(16,920)	—	(16,920)
Net income	—	—	—	—	11,332	—	—	11,332
Balance at March 31, 2024	$1	$15	$345	$217,292	$330,580	$(140,915)	$(31,854)	$375,464
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,212	—	—	—	1,212
Tax related items for share based awards	—	—	—	(1,701)	—	—	—	(1,701)
Currency translation adjustment	—	—	—	—	—	—	93	93
Repurchases of shares	—	—	—	—	—	(7,058)	—	(7,058)
Net income	—	—	—	—	16,693	—	—	16,693
Balance at June 30, 2024	$1	$15	$345	$216,803	$347,251	$(147,973)	$(31,761)	$384,681

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Accum other comp loss	Total equity
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(67,780)	$(31,675)	$365,392
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	476	—	—	—	476
Tax related items for share based awards	—	—	—	(104)	—	—	—	(104)
Currency translation adjustment	—	—	—	—	—	—	98	98
Repurchases of shares	—	—	—	—	—	(9,135)	—	(9,135)
Net income	—	—	—	—	17,580	—	—	17,580
Balance at March 31, 2023	$1	$15	$345	$214,309	$268,106	$(76,915)	$(31,577)	$374,284
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Restricted stock compensation expense	—	—	—	871	—	—	—	871
Tax related items for share based awards	—	—	—	(328)	—	—	—	(328)
Currency translation adjustment	—	—	—	—	—	—	659	659
Repurchases of shares	—	—	—	—	—	(25,053)	—	(25,053)
Net income	—	—	—	—	19,054	—	—	19,054
Balance at June 30, 2023	$1	$15	$345	$214,852	$287,138	$(101,968)	$(30,918)	$369,465

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

The results of operations for the six months ended June 30, 2024 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed within this Quarterly Report on Form 10-Q were assessed and determined as either not applicable or not material to the Company’s consolidated financial position or result of operations.

Recent Accounting Standards or Updates Not Yet Effective

Segment Reporting In November 2023, the FASB issued an accounting standard update that expands the disclosure requirements for reportable segments, primarily through enhanced disclosures around significant segment expenses. The accounting standard update will be effective for our fiscal 2024 Form 10-K on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our segment disclosures.

Improvements on Income Tax Disclosures In December 2023, the FASB issued an accounting standard update expanding the requirements for disclosure of disaggregated information about the effective tax rate reconciliation and income taxes paid. The accounting standard update will be effective for our fiscal 2025 Form 10-K. We are currently evaluating the impact of this accounting standard update on our income tax disclosures.

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

As of June 30, 2024, we recorded $6.1 million in other current and other long-term liabilities for contingent consideration associated with the recent acquisitions.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the six months ended June 30, 2024 (in thousands):

Contingent Consideration
*Beginning balance at December 31, 2023	$8,753
Acquisitions (Note 12)	6,108
Settlements	(4,500)
Total remeasurement adjustments:
Changes in fair value recorded in other income, net	(305)
*Ending Balance at June 30, 2024	$10,056
*Amounts included in other current liabilities were $5.6 million and $5.4 million for the periods ending June 30, 2024 and December 31, 2023, respectively. Amounts included in other long-term liabilities were $4.5 million and $3.4 million for the periods ending June 30, 2024 and December 31, 2023, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 10.1 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of June 30, 2024, the maximum amount of contingent consideration payable under these arrangements is $12.7 million.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at June 30, 2024 and December 31, 2023 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments. See Note 8 - Long-term Debt for fair value disclosures on our asset-backed line of credit and term loan debt under our syndicated credit agreement facilities.

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

The carrying values of inventories are as follows (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$94,104	$94,031
Work in process	13,379	9,774
Inventories	$107,483	$103,805

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$95,844	$92,363
Estimated profits, thereon	47,723	37,379
Total costs and estimated profits on uncompleted contracts	143,567	129,742
Less: billings to date	119,118	96,928
Net	$24,449	$32,814

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for June 30, 2024 and December 31, 2023 under the following captions (in thousands):

	June 30, 2024	December 31, 2023
Costs and estimated profits in excess of billings	$36,741	$42,323
Billings in excess of costs and estimated profits	(12,080)	(9,506)
Translation adjustment	(212)	(3)
Net	$24,449	$32,814

During the six months ended June 30, 2024 and 2023, $2.9 million and $10.0 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur.

Our effective tax rate from continuing operations was a tax expense of 27.4 percent for the three months ended June 30, 2024 compared to a tax expense of 26.3 percent for the three months ended June 30, 2023. Compared to the U.S. statutory rate for the three months ended June 30, 2024, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, contingent consideration payments, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Our effective tax rate from continuing operations was a tax expense of 27.3 percent for the six months ended June 30, 2024, compared to a tax expense of 27.0 percent for the six months ended June 30, 2023. Compared to the U.S. statutory rate for the six months ended June 30, 2024, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, contingent consideration payments, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

The Organization of Economic Cooperation and Development (OECD) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of June 30, 2024, DXP anticipates the impact of Pillar Two to be immaterial to the Company based on current legislation that has been enacted to date.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
ABL Revolver	$—	$—
Senior Secured Term Loan B due October 13, 2030(1)	545,875	548,625
Total debt	545,875	548,625
Less: current maturities	(5,500)	(5,500)
Total long-term debt	$540,375	$543,125
Unamortized discount and debt issuance costs	20,640	22,428
Long-term debt, net of unamortized discount and debt issuance costs	$519,735	$520,697
(1) The fair value of the Term Loan B due October 13, 2030 was $550.7 million and $554.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

Deferred financing costs associated with the Term Loan Amendment were $11.7 million, which is being amortized to interest expense using the interest method over the remaining maturity of the Senior Secured Term Loan B. The interest rate for the Senior Secured Term Loan B was 10.16% and 10.44% as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 there was $545.9 million outstanding under the Senior Secured Term Loan B.

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to SOFR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25% to 0.375% per annum. At June 30, 2024 the unused line fee was 0.375% and there were no amounts outstanding under the ABL Revolver.

As of June 30, 2024, the borrowing availability under our credit facility was $131.4 million compared to $132.1 million at December 31, 2023, primarily as a result of outstanding letters of credit.

The interest rate for the ABL Revolver was 8.75% as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Amount
2024	$2,750
2025	5,500
2026	5,500
2027	5,500
2028	5,500
Thereafter	521,125
Total	$545,875

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share:
Weighted average shares outstanding	15,868	17,211	15,998	17,402
Net income attributable to DXP Enterprises, Inc.	$16,693	$19,054	$28,025	$36,634
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$16,671	$19,032	$27,980	$36,589
Per share amount	$1.05	$1.11	$1.75	$2.10

Diluted earnings per share:
Weighted average shares outstanding	15,868	17,211	15,998	17,402
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	16,708	18,051	16,838	18,242
Net income attributable to common shareholders	$16,671	$19,032	$27,980	$36,589
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc.	$16,693	$19,054	$28,025	$36,634
Per share amount	$1.00	$1.06	$1.66	$2.01

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales
Service Centers	$306,516	$313,806	$594,952	$619,619
Innovative Pumping Solutions	73,377	48,067	135,592	99,478
Supply Chain Services	65,663	66,167	127,647	133,210
Total Sales	$445,556	$428,040	$858,191	$852,307

Operating Income
Service Centers	$43,855	$46,823	$84,175	$92,637
Innovative Pumping Solutions	13,366	6,760	20,336	15,956
Supply Chain Services	5,823	5,416	11,085	10,930
Total Segments Operating Income	$63,044	$58,999	$115,596	$119,523

The following table presents reconciliations of income from operations for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from operations for reportable segments	$63,044	$58,999	$115,596	$119,523
Adjustment for:
Amortization of intangible assets	4,719	4,582	9,088	9,340
Corporate expenses	20,973	16,937	40,025	37,304
Income from operations	$37,352	$37,480	66,483	72,879
Interest expense	15,384	11,863	30,928	23,384
Other income, net	(1,035)	(242)	(3,004)	(712)
Income before income taxes	$23,003	$25,859	$38,559	$50,207

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

A summary of the allocation of the total purchase consideration of our four business acquisitions during the six months ended June 30, 2024 is presented as follows (in thousands):

Purchase Price Consideration
Cash payments	$121,377
Future consideration	6,108
Total purchase price consideration	127,485
Net Tangible Assets Acquired	13,091
Purchased Intangible Assets	31,095
Goodwill	$83,299

The total purchase consideration related to our acquisitions during the period consisted primarily of cash consideration. The total cash and cash equivalents acquired for these acquisitions was $2.5 million. Transaction-related costs included within selling, general, and administrative expenses in the consolidated statements of operations were not material for the three months ended June 30, 2024.

The goodwill total of approximately $83.3 million is attributable primarily to expected synergies and the assembled workforce of each entity and is generally not deductible for tax purposes. Goodwill assigned to our SC and IPS segments was $63.0 million and $20.3 million, respectively.

The operating results of these acquisitions are included within the Company's consolidated statements of operations from the date of acquisition, which were not material for the three and six months ended June 30, 2024. Pro forma results of operations information have not been presented, as the effects of the acquisitions were not material to our financial results.

Of the $31.1 million of acquired intangible assets, $1.9 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years and $3.6 million was assigned to trade name and will be amortized over a period of 10 years. In addition, $25.6 million was assigned to customer relationships and will be amortized over a period of 8 years.

NOTE 13 - COMMON STOCK AND SHARE REPURCHASES

The following is a summary of changes in outstanding common stock for the period indicated (in thousands):

Common stock
Common stock outstanding at December 31, 2023	16,177.2
Common stock issued related to stock compensation expense(1)	77.3
Total number of shares purchased	(465.8)
Common stock outstanding at June 30, 2024	15,788.7
(1) The number of common stock issued represents issuance net of tax withholding.

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months from the date of the announcement.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Total number of shares purchased	139.4	748.8	465.8	1,088.4
Amount paid	$6,992	$23,935	$23,798	$33,182
Average price paid per share	$50.15	$31.96	$51.09	$30.49

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,140	$21,975
Cash paid for income taxes	15,456	16,307

Non-cash investing and financing activities:
Treasury shares repurchase accruals	$—	$(605)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and six months ended June 30, 2024 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023(1)	2024	2023(1)
Sales by Business Segment
Service Centers	$306,516	$313,806	$594,952	$619,619
Innovative Pumping Solutions	73,377	48,067	135,592	99,478
Supply Chain Services	65,663	66,167	127,647	133,210
Total DXP Sales	$445,556	$428,040	$858,191	$852,307
Acquisition Sales	23,403	7,265	35,178	26,398
Organic Sales	$422,153	$420,775	$823,013	$825,909

Business Days	64	64	127	128
Sales per Business Day	$6,962	$6,688	$6,757	$6,659
Organic Sales per Business Day	$6,596	$6,575	$6,480	$6,452

Gross Profit	$137,793	$131,852	$261,675	$256,893
Gross Profit Margin	30.9%	30.8%	30.5%	30.1%
EBITDA	$46,514	$44,425	$85,152	$87,076
EBITDA Margin	10.4%	10.4%	9.9%	10.2%
Adjusted EBITDA	$48,226	$45,296	$88,570	$88,423
Adjusted EBITDA Margin	10.8%	10.6%	10.3%	10.4%
Free Cash Flow	$5,910	$(4,243)	$30,005	$18,400
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

Matters Affecting Comparability

There were 127 business days during the six months ended June 30, 2024 and 128 business days during the six months ended June 30, 2023.

CURRENT MARKET CONDITIONS AND OUTLOOK

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. The Company's recent order activity improved as markets strengthened. For the six months ended June 30, 2024, we had approximately $730.5 million in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 1.6% compared to the six months ended June 30, 2023. Our performance has been strengthened by price increases from our vendors and suppliers. During the six months ended June 30, 2024, $25.0 million was associated with recent acquisitions in the water and wastewater markets. We expect to continue to benefit from the increased oil and gas activity throughout the remainder of 2024. Additionally, we expect to benefit from the recent water and wastewater acquisitions as we continue to scale this platform both organically and by positioning DXP Water to bid on projects that historically may have not been available to the separate acquisitions on a standalone basis.

Supply Chain Services Segment

For the six months ended June 30, 2024, we had approximately $127.6 million in sales in our Supply Chain Services segment, a decrease of approximately 4.2 percent compared to the six months ended June 30, 2023 due to some facility closures with some of our customers as well as efficiencies we brought to our new diversified chemical customer that we added last year. As we move forward and given our increasing demand, we expect our performance to be driven by either the addition of new customers or an increase in spend by our existing customers.

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

	Three Months Ended June 30,
	2024	%	2023	%
Sales	$445,556	100.0%	$428,040	100.0%
Cost of sales	307,763	69.1%	296,188	69.2%
Gross profit	137,793	30.9%	131,852	30.8%
Selling, general and administrative expenses	100,441	22.5%	94,372	22.0%
Income from operations	37,352	8.4%	37,480	8.8%
Other income, net	(1,035)	(0.2)%	(242)	(0.1)%
Interest expense	15,384	3.5%	11,863	2.8%
Income before income taxes	23,003	5.2%	25,859	6.0%
Provision for income tax expense	6,310	1.4%	6,805	1.6%
Net income	$16,693	3.7%	$19,054	4.5%

Earnings per share:
Basic	$1.05		$1.11
Diluted	$1.00		$1.06
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

SALES. Sales for the three months ended June 30, 2024 increased $17.5 million, or 4.1 percent, to approximately $445.6 million from $428.0 million for the prior year's corresponding period. The overall increase in sales was the result of an increase in sales in our IPS segment of $25.3 million, offset by a decrease in sales in our SC and SCS segments of $7.3 million and $0.5 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended June 30,
	2024	2023(1)	Change	Change%
Sales by Business Segment
Service Centers	$306,516	$313,806	$(7,290)	(2.3)%
Innovative Pumping Solutions	73,377	48,067	25,310	52.7%
Supply Chain Services	65,663	66,167	(504)	(0.8)%
Total DXP Sales	$445,556	$428,040	$17,516	4.1%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 11. Segment Reporting.

Service Centers segment. Sales for the SC segment decreased $7.3 million, or 2.3 percent, for the three months ended June 30, 2024, compared to the prior year's corresponding period. This sales decrease is primarily the result of the timing of jobs and business mix.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $25.3 million, or 52.7 percent, for the three months ended June 30, 2024, compared to the prior year's corresponding period. $14.7 million was associated with recent acquisitions in the water and wastewater markets.

Supply Chain Services segment. Sales for the SCS segment decreased by $0.5 million, or 0.8 percent, for the three months ended June 30, 2024, compared to the prior year's corresponding period. The decrease in sales was primarily the result of facility closures with existing customers.

GROSS PROFIT. Gross profit as a percentage of sales for the three months ended June 30, 2024 was 30.9 percent versus 30.8 percent in the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an increase in gross profit within our IPS segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended June 30, 2024 increased by $6.1 million, or 6.4 percent, to $100.4 million from $94.4 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses.

OPERATING INCOME. Operating income for the second quarter of 2024 decreased by $0.1 million to $37.4 million, from $37.5 million in the prior year's corresponding period. This decrease in operating income was driven by the increase in SG&A during the period.

INTEREST EXPENSE. Interest expense for the second quarter of 2024 increased $3.5 million compared to the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $125.0 million on its Term Loan during the fourth quarter of 2023 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 27.4 percent for the three months ended June 30, 2024, compared to a tax expense of 26.3 percent for the three months ended June 30, 2023. Compared to the U.S. statutory rate for the three months ended June 30, 2024, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, contingent consideration payments, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	%	2023	%
Sales	$858,191	100.0%	$852,307	100.0%
Cost of sales	596,516	69.5%	595,414	69.9%
Gross profit	261,675	30.5%	256,893	30.1%
Selling, general and administrative expenses	195,192	22.7%	184,014	21.6%
Income from operations	66,483	7.7%	72,879	8.6%
Other income, net	(3,004)	(0.4)%	(712)	(0.1)%
Interest expense	30,928	3.6%	23,384	2.7%
Income before income taxes	38,559	4.5%	50,207	5.9%
Provision for income taxes	10,534	1.2%	13,573	1.6%
Net income	$28,025	3.3%	$36,634	4.3%

Earnings per share:
Basic	$1.75		$2.10
Diluted	$1.66		$2.01

SALES. Sales for the six months ended June 30, 2024 increased $5.9 million, or 0.7 percent, to approximately $858.2 million from $852.3 million for the prior year's corresponding period. The overall increase in sales was the result of an increase in sales within our IPS of $36.1 million, offset by decreases in sales in our SC and SCS segments of $24.7 million and $5.6 million respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Six Months Ended June 30,
	2024	2023(1)	Change	Change%
Sales by Business Segment	(in thousands, except change %)
Service Centers	$594,952	$619,619	$(24,667)	(4.0)%
Innovative Pumping Solutions	135,592	99,478	36,114	36.3%
Supply Chain Services	127,647	133,210	(5,563)	(4.2)%
Total DXP Sales	$858,191	$852,307	$5,884	0.7%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 11. Segment Reporting.

Service Centers segment. Sales for the SC segment decreased by $24.7 million, or 4.0 percent for the six months ended June 30, 2024, compared to the prior year's corresponding period. Sales from acquisitions for the SC segment decreased $8.9 million compared to the corresponding period. Total sales for the SC segment excluding acquisitions decreased $15.8 million from the prior year's corresponding period. This sales decrease is primarily the result of timing and business mix within the segment.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $36.1 million, or 36.3 percent for the six months ended June 30, 2024 compared to the prior year's corresponding period. Sales from acquisitions for the IPS segment increased $17.7 million compared to the corresponding period. Total sales for the IPS segment excluding acquisitions increased $18.4 million from the prior year's corresponding period. This increase was primarily the result of an increase in the capital spending by oil and gas producers and renewables sector.

Supply Chain Services segment. Sales for the SCS segment decreased by $5.6 million, or 4.2 percent, for the six months ended June 30, 2024, compared to the prior year's corresponding period. The decrease in sales was primarily the result of facility closures with existing customers.

GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 2024 increased by approximately 35 basis points from the prior year's corresponding period. The increase in the gross profit percentage is primarily the result of an approximate 62 basis point increase in our SC segment, a 131 basis point increase in our SCS segment, and a 322 basis point decrease in the gross profit percentage in our IPS segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the six months ended June 30, 2024 increased by approximately $11.2 million, or 6.1 percent, to $195.2 million from $184.0 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity.

OPERATING INCOME. Operating income for the six months ended June 30, 2024 decreased by $6.4 million or 8.8% to $66.5 million from $72.9 million in the prior year's corresponding period. This decrease in operating income is primarily related to the aforementioned increase in SG&A.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2024 increased $7.5 million compared with the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $125.0 million on its Term Loan during the fourth quarter of 2023 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 27.3 percent for the six months ended June 30, 2024, compared to a tax expense of 27.0 percent for the six months ended June 30, 2023. Compared to the U.S. statutory rate for the six months ended June 30, 2024, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, contingent consideration payments, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

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

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023(1)	2024	2023(1)
Service Centers	$306,516	$313,806	$594,952	$619,619
Innovative Pumping Solutions	73,377	48,067	135,592	99,478
Supply Chain Services	65,663	66,167	127,647	133,210
Total DXP Sales	$445,556	$428,040	858,191	852,307
Acquisition Sales	23,403	7,265	35,178	26,398
Organic Sales	$422,153	$420,775	$823,013	$825,909
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

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to DXP Enterprises, Inc.	$16,693	$19,054	$28,025	$36,634
Plus: Interest expense	15,384	11,863	30,928	23,384
Plus: Provision for income tax expense	6,310	6,805	10,534	13,573
Plus: Depreciation and amortization	8,127	6,703	15,665	13,485
EBITDA	$46,514	$44,425	$85,152	$87,076
Plus: other non-recurring items(1)	500	—	1,342	—
Plus: stock compensation expense	1,212	871	2,076	1,347
Adjusted EBITDA	$48,226	$45,296	$88,570	$88,423

Operating Income Margin	8.4%	8.8%	7.7%	8.6%
EBITDA Margin	10.4%	10.4%	9.9%	10.2%
Adjusted EBITDA Margin	10.8%	10.6%	10.3%	10.4%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs not related to continuing business operations.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less net purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$14,735	$(2,430)	$41,724	$24,017
Less: purchases of property and equipment	(8,825)	(1,813)	(11,719)	(5,617)
Free Cash Flow	$5,910	$(4,243)	$30,005	$18,400

LIQUIDITY AND CAPITAL RESOURCES

General Overview

As of June 30, 2024, we had available cash of $49.9 million and credit facility availability of $131.4 million. We have a $135.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $3.6 million. We had no borrowings outstanding on our ABL Revolver as of June 30, 2024. During the six months ended June 30, 2024, we did not draw down on our ABL Revolver.

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

The following table summarizes our net cash flows provided by and used in operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net Cash Provided by (Used in):
Operating Activities	$41,724	$24,017
Investing Activities	(130,736)	(14,105)
Financing Activities	(35,003)	(40,165)
Effect of Foreign Currency	830	(240)
Net Change in Cash	$(123,185)	$(30,493)

Operating Activities

The Company generated $41.7 million of cash from operating activities during the six months ended June 30, 2024 compared to $24.0 million of cash generated during the prior year's corresponding period.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $130.7 million compared to a $14.1 million use of cash during the prior year’s corresponding period. This $116.6 million increase was primarily driven by acquisition activity during the six months ended June 30, 2024. Total cash paid for acquisitions, net of cash acquired, was $119.0 million compared to $8.5 million for the six months ended June 30, 2023. The increase was partially offset by purchases of property and equipment of $11.7 million for the six months ended June 30, 2024 compared to $5.6 million for the six months ended June 30, 2023.

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $35.0 million, compared to net cash used in financing activities of $40.2 million during the prior year’s corresponding period. The increase was primarily due to share repurchases of $24.0 million for the six months ended June 30, 2024 compared to $33.6 million for the six months ended June 30, 2023. The Company also paid contingent consideration of $4.5 million for the six months ended June 30, 2024 compared to $4.0 million for the six months ended June 30, 2023.

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

As of June 30, 2024, the Company's Fixed Charge Coverage Ratio was 1.39 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $200 million) as of such day to EBITDA, beginning with the fiscal quarter ending June 30, 2024, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
June 30, 2024	5.50:1.00
September 30, 2024	5.50:1.00
December 31, 2024	5.50:1.00
March 31, 2025	5.25:1.00
June 30, 2025	5.25:1.00
September 30, 2025	5.25:1.00
December 31, 2025	5.00:1.00
March 31, 2026	5.00:1.00
June 30, 2026	4.75:1.00
September 30, 2026 and thereafter	4.75:1.00

As of June 30, 2024, the Company’s Secured Leverage Ratio was 2.64 to 1.00.

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

The Company was in compliance with all financial covenants as of June 30, 2024.

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
The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2024. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the existing material weaknesses in internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year end December 31, 2023.

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

Management's Plan to Remediate the Material Weaknesses

Related to the material weakness on revenue recognition, the necessary controls have been designed, implemented, and tested for operating effectiveness as of June 30, 2024. Further enhancements and modifications have been made to some controls during this quarter. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively.

In relation to the material weakness in our control environment, and as disclosed in our Form 10-K and prior quarter Form 10-Q, the remediation of this material weakness is only dependent on additional time to remediate the remaining material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended June 30, 2024.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the second quarter of fiscal year 2024 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2024	1,779	$55.64	—	$9,607
May 1 – May 31, 2024	108,790	50.86	108,536	4,086
June 1 – June 30, 2024	30,883	47.66	30,883	2,614
Total	141,452	$50.22	139,419	$2,614

(1) There were 2,033 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended June 30, 2024.

(2) On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months from the date of announcement. As of June 30, 2024, approximately $2.6 million worth of, or approximately 0.5 million, shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in XBRL.

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

Dated: August 8, 2024