Form 10-Q
period 2024-09-30
DXP ENTERPRISES INC
filed 2024-11-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of November 4, 2024: 15,694,883.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales	$472,935	$419,249	$1,331,126	$1,271,556
Cost of sales	326,825	293,687	923,341	889,101
Gross profit	146,110	125,562	407,785	382,455
Selling, general and administrative expenses	106,502	89,706	301,694	273,720
Income from operations	39,608	35,856	106,091	108,735
Interest expense	15,716	12,684	46,644	36,068
Other expense (income), net (Note 15)	160	1,234	(2,844)	522
Income before income taxes	23,732	21,938	62,291	72,145
Provision for income taxes	2,631	5,766	13,165	19,339
Net income	21,101	16,172	49,126	52,806
Preferred stock dividend	23	22	68	67
Net income attributable to common shareholders	$21,078	$16,150	$49,058	$52,739

Net income	$21,101	$16,172	$49,126	$52,806
Foreign currency translation adjustments	380	(844)	(141)	(87)
Comprehensive income	$21,481	$15,328	$48,985	$52,719

Earnings per share (Note 9):
Basic	$1.34	$0.98	$3.08	$3.08
Diluted	$1.27	$0.93	$2.93	$2.94

Weighted average common shares outstanding:
Basic	15,750	16,516	15,915	17,104
Diluted	16,590	17,356	16,755	17,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$35,000	$173,120
Restricted cash	91	91
Accounts receivable, net of allowance of $5,316 and $5,584, respectively	337,722	311,171
Inventories	109,787	103,805
Costs and estimated profits in excess of billings	49,707	42,323
Prepaid expenses and other current assets	22,274	18,044
Total current assets	554,581	648,554
Property and equipment, net	73,050	61,618
Goodwill	448,103	343,991
Other intangible assets, net	89,356	63,895
Operating lease right of use assets, net	48,498	48,729
Other long-term assets	17,857	10,649
Total assets	$1,231,445	$1,177,436

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$5,500	$5,500
Trade accounts payable	106,802	96,469
Accrued wages and benefits	41,230	36,238
Customer advances	12,656	12,160
Billings in excess of costs and estimated profits	11,911	9,506
Short-term operating lease liabilities	14,928	15,438
Other current liabilities	56,336	48,854
Total current liabilities	249,363	224,165
Long-term debt, net of unamortized debt issuance costs and discounts	519,250	520,697
Long-term operating lease liabilities	34,922	34,336
Other long-term liabilities	25,542	17,359
Total long-term liabilities	579,714	572,392
Total liabilities	829,077	796,557
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,694,883 and 16,177,237 outstanding, respectively	345	345
Additional paid-in capital	218,062	216,482
Retained earnings	368,329	319,271
Accumulated other comprehensive loss	(31,381)	(31,240)
Treasury stock, at cost 4,707,773 and 4,141,989 shares, respectively	(153,003)	(123,995)
Total DXP Enterprises, Inc. equity	402,368	380,879
Total liabilities and equity	$1,231,445	$1,177,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	49,126	52,806
Reconciliation of net income to net cash provided by operating activities:
Depreciation	6,821	6,262
Amortization of intangibles and fixed assets	17,564	15,206
(Recovery of) provision for credit losses	(783)	(277)
Payment of contingent consideration liability in excess of acquisition-date fair value	(108)	(160)
Fair value adjustment on contingent consideration	380	1,502
Amortization of debt issuance costs	2,678	2,176
Restricted stock compensation expense	3,398	2,211
Deferred income taxes	(10,376)	(10,178)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(12,325)	2,295
Costs and estimated profits in excess of billings	(7,392)	(23,629)
Accounts payable and accrued expenses	16,622	12,868
Prepaid expenses and other assets	2,848	16,583
Inventories	1,130	(3,397)
Billings in excess of costs and estimated profits	2,410	(3,232)
Other long-term liabilities	(1,925)	(7,261)
Net cash provided by operating activities	$70,068	$63,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,673)	(7,103)
Acquisition of businesses, net of cash acquired	(149,440)	(8,848)
Net cash used in investing activities	$(165,113)	$(15,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on asset-backed credit facility	6,000	7,870
Repayments on asset-backed credit facility	(6,000)	(7,870)
Repayments under term loan facility	(4,125)	(3,276)
Payment for acquisition contingent consideration liability	(4,580)	(5,090)
Preferred stock dividends paid	(68)	(67)
Shares repurchased held in treasury	(28,783)	(56,215)
Payment for employee taxes withheld from stock awards	(1,818)	(464)
Principal payments on finance leases	(3,010)	(1,632)
Net cash used in financing activities	$(42,384)	$(66,744)
Effect of foreign currency on cash	(691)	70
Net change in cash and restricted cash	(138,120)	(18,850)
Cash and restricted cash at beginning of period	173,211	46,117
Cash and restricted cash at end of period	$35,091	$27,267

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Accum other comp loss	Total equity
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(123,995)	$(31,240)	$380,879
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	864	—	—	—	864
Tax related items for share based awards	—	—	—	(54)	—	—	—	(54)
Currency translation adjustment	—	—	—	—	—	—	(614)	(614)
Repurchases of shares	—	—	—	—	—	(16,920)	—	(16,920)
Net income	—	—	—	—	11,332	—	—	11,332
Balance at March 31, 2024	$1	$15	$345	$217,292	$330,580	$(140,915)	$(31,854)	$375,464
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,212	—	—	—	1,212
Tax related items for share based awards	—	—	—	(1,701)	—	—	—	(1,701)
Currency translation adjustment	—	—	—	—	—	—	93	93
Repurchases of shares	—	—	—	—	—	(7,058)	—	(7,058)
Net income	—	—	—	—	16,693	—	—	16,693
Balance at June 30, 2024	$1	$15	$345	$216,803	$347,251	$(147,973)	$(31,761)	$384,681
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,322	—	—	—	1,322
Tax related items for share based awards	—	—	—	(63)	—	—	—	(63)
Currency translation adjustment	—	—	—	—	—	—	380	380
Repurchases of shares	—	—	—	—	—	(5,030)	—	(5,030)
Net income	—	—	—	—	21,101	—	—	21,101
Balance at September 30, 2024	$1	$15	$345	$218,062	$368,329	$(153,003)	$(31,381)	$402,368

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Treasury stock	Accum other comp loss	Total equity
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(67,780)	$(31,675)	$365,392
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	476	—	—	—	476
Tax related items for share based awards	—	—	—	(104)	—	—	—	(104)
Currency translation adjustment	—	—	—	—	—	—	98	98
Repurchases of shares	—	—	—	—	—	(9,135)	—	(9,135)
Net income	—	—	—	—	17,580	—	—	17,580
Balance at March 31, 2023	$1	$15	$345	$214,309	$268,106	$(76,915)	$(31,577)	$374,284
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Restricted stock compensation expense	—	—	—	871	—	—	—	871
Tax related items for share based awards	—	—	—	(328)	—	—	—	(328)
Currency translation adjustment	—	—	—	—	—	—	659	659
Repurchases of shares	—	—	—	—	—	(25,053)	—	(25,053)
Net income	—	—	—	—	19,054	—	—	19,054
Balance at June 30, 2023	$1	$15	$345	$214,852	$287,138	$(101,968)	$(30,918)	$369,465
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Restricted stock compensation expense	—	—	—	864	—	—	—	864
Tax related items for share based awards	—	—	—	(32)	—	—	—	(32)
Currency translation adjustment	—	—	—	—	—	—	(844)	(844)
Repurchases of shares	—	—	—	—	—	(22,027)	—	(22,027)
Net income	—	—	—	—	16,172	—	—	16,172
Balance at September 30, 2023	$1	$15	$345	$215,684	$303,288	$(123,995)	$(31,762)	$363,576

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation

The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") not all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP are required. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023 that are included in our annual report on Form 10-K filed with the SEC on March 11, 2024 (“Annual Report”).

Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation. Such reclassifications did not have a material effect on our consolidated statements of operations and comprehensive income, balance sheets, cash flows or equity.

The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

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

During the nine months ended September 30, 2024, we recorded $11.3 million in other current and other long-term liabilities for contingent consideration associated with the recent acquisitions.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the nine months ended September 30, 2024 (in thousands):

Contingent Consideration
*Beginning balance at December 31, 2023	$8,753
Acquisitions (Note 12)	11,306
Settlements	(4,688)
Total remeasurement adjustments:
Changes in fair value recorded in other expense (income), net	380
*Ending Balance at September 30, 2024	$15,751
*Amounts included in other current liabilities were $7.5 million and $5.4 million for the periods ending September 30, 2024 and December 31, 2023, respectively. Amounts included in other long-term liabilities were $8.3 million and $3.4 million for the periods ending September 30, 2024 and December 31, 2023, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 9.6 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of September 30, 2024, the maximum amount of contingent consideration payable under these arrangements is $18.2 million over three years.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at September 30, 2024 and December 31, 2023 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments.

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

The carrying values of inventories are as follows (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$95,432	$94,031
Work in process	14,355	9,774
Inventories	$109,787	$103,805

NOTE 6 – CONTRACT ASSETS AND LIABILITIES

Under our customized pump production and water and wastewater project contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets presented as "Costs and estimated profits in excess of billings". However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as "Billings in excess of costs and estimated profits" on our unaudited condensed consolidated balance sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$119,971	$92,363
Estimated profits, thereon	52,241	37,379
Total costs and estimated profits on uncompleted contracts	172,212	129,742
Less: billings to date	134,418	96,928
Net	$37,794	$32,814

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for September 30, 2024 and December 31, 2023 under the following captions (in thousands):

	September 30, 2024	December 31, 2023
Costs and estimated profits in excess of billings	$49,707	$42,323
Billings in excess of costs and estimated profits	(11,911)	(9,506)
Translation adjustment	(2)	(3)
Net	$37,794	$32,814

During the nine months ended September 30, 2024 and 2023, $5.3 million and $10.0 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur.

Our effective tax rate from continuing operations was a tax expense of 11.1 percent for the three months ended September 30, 2024 compared to a tax expense of 26.3 percent for the three months ended September 30, 2023. Compared to the U.S. statutory rate for the three months ended September 30, 2024, the effective tax rate was decreased by research and development tax credits and other tax credits and partially offset by state taxes, foreign taxes, nondeductible expenses, contingent consideration payments, and uncertain tax positions recorded for research and development tax credits.

Our effective tax rate from continuing operations was a tax expense of 21.1 percent for the nine months ended September 30, 2024, compared to a tax expense of 26.8 percent for the nine months ended September 30, 2023. Compared to the U.S. statutory rate for the nine months ended September 30, 2024, the effective tax rate was decreased by research and development tax credits and other tax credits and partially offset by state taxes, foreign taxes, nondeductible expenses, contingent consideration payments, and uncertain tax positions recorded for research and development tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

The Organization of Economic Cooperation and Development (OECD) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of September 30, 2024, DXP anticipates the impact of Pillar Two to be immaterial to the Company based on current legislation that has been enacted to date.

NOTE 8 – LONG-TERM DEBT

The components of the Company's long-term debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
ABL Revolver	$—	$—
Senior Secured Term Loan B due October 13, 2030(1)	544,500	548,625
Total debt	544,500	548,625
Less: current maturities	(5,500)	(5,500)
Total long-term debt	$539,000	$543,125
Unamortized discount and debt issuance costs	19,750	22,428
Long-term debt, net of unamortized discount and debt issuance costs	$519,250	$520,697
(1) The fair value of the Term Loan B due October 13, 2030 was $547.9 million and $554.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

Deferred financing costs associated with the Term Loan Amendment were $11.7 million, which is being amortized to Interest expense using the interest method over the remaining maturity of the Senior Secured Term Loan B. The interest rate for the Senior Secured Term Loan B was 10.16% and 10.44% as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 there was $544.5 million outstanding under the Senior Secured Term Loan B.

The Company was in compliance with all financial covenants as of September 30, 2024.

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to SOFR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25% to 0.375% per annum. At September 30, 2024 the unused line fee was 0.375% and there were no amounts outstanding under the ABL Revolver.

As of September 30, 2024, the borrowing availability under our credit facility was $131.6 million compared to $132.1 million at December 31, 2023, primarily as a result of outstanding letters of credit.

The interest rate for the ABL Revolver was 8.25% and 8.75% as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Amount
2024	$1,375
2025	5,500
2026	5,500
2027	5,500
2028	5,500
Thereafter	521,125
Total	$544,500

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Weighted average shares outstanding	15,750	16,516	15,915	17,104
Net income attributable to DXP Enterprises, Inc.	$21,101	$16,172	$49,126	$52,806
Convertible preferred stock dividend	23	22	68	67
Net income attributable to common shareholders	$21,078	$16,150	$49,058	$52,739
Per share amount	$1.34	$0.98	$3.08	$3.08

Diluted earnings per share:
Weighted average shares outstanding	15,750	16,516	15,915	17,104
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	16,590	17,356	16,755	17,944
Net income attributable to common shareholders	$21,078	$16,150	$49,058	$52,739
Convertible preferred stock dividend	23	22	68	67
Net income attributable to DXP Enterprises, Inc.	$21,101	$16,172	$49,126	$52,806
Per share amount	$1.27	$0.93	$2.93	$2.94

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

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales
Service Centers	$316,831	$294,459	$911,783	$914,078
Innovative Pumping Solutions	89,825	58,962	225,417	158,440
Supply Chain Services	66,279	65,828	193,926	199,038
Total Sales	$472,935	$419,249	$1,331,126	$1,271,556

Operating Income
Service Centers	$46,154	$41,912	$130,329	$134,549
Innovative Pumping Solutions	18,207	10,599	38,543	26,555
Supply Chain Services	5,568	5,589	16,653	16,519
Total Segments Operating Income	$69,929	$58,100	$185,525	$177,623

The following table presents reconciliations of income from operations for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from operations for reportable segments	$69,929	$58,100	$185,525	$177,623
Adjustment for:
Amortization of intangible assets	5,245	5,866	14,333	15,206
Corporate expenses	25,076	16,378	65,101	53,682
Income from operations	$39,608	$35,856	106,091	108,735
Interest expense	15,716	12,684	46,644	36,068
Other expense (income), net	160	1,234	(2,844)	522
Income before income taxes	$23,732	$21,938	$62,291	$72,145

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

A summary of the allocation of the total purchase consideration of our five business acquisitions during the nine months ended September 30, 2024 is presented as follows (in thousands):

Purchase Price Consideration
Cash payments	$153,763
Future consideration	11,306
Total purchase price consideration	165,069
Net Tangible Assets Acquired	20,914
Purchased Intangible Assets	39,801
Goodwill	$104,354

The total purchase consideration related to our acquisitions during the period consisted primarily of cash consideration. The total cash and cash equivalents acquired for these acquisitions was $4.5 million. Transaction-related costs included within selling, general, and administrative expenses in the consolidated statements of operations was $1.2 million for the nine months ended September 30, 2024.

The goodwill total of approximately $104.4 million is attributable primarily to expected synergies and the assembled workforce of each entity and is generally not deductible for tax purposes. Goodwill assigned to our SC and IPS segments was $63.3 million and $41.0 million, respectively.

The operating results of these acquisitions are included within the Company's consolidated statements of operations from the date of acquisition, which were not material for the three and nine months ended September 30, 2024. Pro forma results of operations information have not been presented, as the effects of the acquisitions were not material to our financial results.

Of the $39.8 million of acquired intangible assets, $2.2 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years and $3.7 million was assigned to trade name and will be amortized over a period of 10 years. In addition, $33.9 million was assigned to customer relationships and will be amortized over a period of 8 years.

NOTE 13 - COMMON STOCK AND SHARE REPURCHASES

The following is a summary of changes in outstanding common stock for the period indicated (in thousands):

Common stock outstanding at December 31, 2022	17,691
Common stock issued related to stock compensation expense(1)	193
Total number of shares purchased	(1,707)
Common stock outstanding at December 31, 2023	16,177
Common stock issued related to stock compensation expense(1)	84
Total number of shares purchased	(566)
Common stock outstanding at September 30, 2024	15,695
(1) The number of common stock issued represents issuance net of tax withholding.

On December 15, 2022, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months from the date of the announcement. The Company completed the program in August 2024.

On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which we may repurchase up to $85.0 million worth, or 2.5 million shares of the Company's outstanding common stock over the next 24 months

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Total number of shares purchased	100	618	566	1,707
Amount paid	$4,985	$21,508	$28,783	$54,721
Average price paid per share	$49.85	$34.79	$50.87	$32.06

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,966	$33,892
Cash paid for income taxes	17,911	20,298
Cash paid for finance lease liability	3,010	1,632

Non-cash investing and financing activities:
Treasury shares repurchase accruals	$225	$519

NOTE 15 - OTHER EXPENSE AND INCOME, NET

The components of other expense (income), net were as followed:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income	(422)	(202)	(3,487)	(1,053)
Change in fair value of contingent consideration	685	663	380	1,502
Other, net	(103)	773	263	73
Other expense (income), net	160	1,234	(2,844)	522

NOTE 16 - SUBSEQUENT EVENT

On October 3, 2024, the Company entered into an amendment (the “Third Term Loan Amendment”) on its existing Senior Secured Term Loan B, repricing and borrowing an incremental $105 million that was added to the existing Senior Secured Term Loan B. Including the new borrowings, the Company will have $649.5 million in Senior Secured Term Loan B borrowings. The new Senior Secured Term Loan B borrowings mature on October 13, 2030, and are priced at Term SOFR plus an applicable margin of 3.75 percent.

On November 1, 2024, the Company completed the acquisitions of Burt Gurney & Associates and MaxVac Inc. DXP funded the acquisitions with cash on the balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2024 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but are not limited to, the effectiveness of management's strategies and decisions; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operations; other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service; decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors; our ability to manage changes and the continued health or availability of management personnel; and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2024. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our results of operations as determined by U.S. GAAP, we disclose non-GAAP financial measures. The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.

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

Key Business Metrics

We regularly monitor several financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key non-GAAP business metrics may be calculated in a different manner than similarly titled metrics used by other companies. See “Non-GAAP Financial Measures and Reconciliations” for additional information on non-GAAP financial measures and a reconciliation to the most comparable U.S. GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(1)	2024	2023(1)
Sales by Business Segment
Service Centers	$316,831	$294,459	$911,783	$914,078
Innovative Pumping Solutions	89,825	58,962	225,417	158,440
Supply Chain Services	66,279	65,828	193,926	199,038
Total DXP Sales	$472,935	$419,249	$1,331,126	$1,271,556
Acquisition Sales	28,535	3,868	63,713	30,266
Organic Sales	$444,400	$415,381	$1,267,413	$1,241,290

Business Days	64	63	191	191
Sales per Business Day	$7,390	$6,655	$6,969	$6,657
Organic Sales per Business Day	$6,944	$6,593	$6,636	$6,499

Gross Profit	$146,110	$125,562	$407,785	$382,455
Gross Profit Margin	30.9%	29.9%	30.6%	30.1%
EBITDA	$48,168	$42,605	$133,320	$129,681
EBITDA Margin	10.2%	10.2%	10.0%	10.2%
Adjusted EBITDA	$52,440	$44,020	$141,010	$132,443
Adjusted EBITDA Margin	11.1%	10.5%	10.6%	10.4%
Free Cash Flow	$24,390	$38,272	$54,395	$56,672
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

EBITDA and Adjusted EBITDA

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization minus stock-based compensation expense and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

EBITDA Margin and Adjusted EBITDA Margin

We define and calculate EBITDA Margin as EBITDA divided by sales. We define and calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

Free Cash Flow

We define and calculate free cash flow as net cash (used in) provided by operating activities less net purchases of property and equipment.

Matters Affecting Comparability

There were 64 business days during the three months ended September 30, 2024 and 63 business days during the three months ended September 30, 2023.

CURRENT MARKET CONDITIONS AND OUTLOOK

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. For the nine months ended September 30, 2024, we had approximately $1,137.2 million in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 6.0 percent compared to the nine months ended September 30, 2023. Our performance has been strengthened by price increases from our vendors and suppliers and the Company's acquisition activity. During the nine months ended September 30, 2024, $40.5 million was associated with recent acquisitions in the water and wastewater markets. We are encouraged by the tapering effects of inflation and believe as we move forward, demand should be consistent across all the end markets we provide products and service.

Supply Chain Services Segment

For the nine months ended September 30, 2024, we had approximately $193.9 million in sales in our Supply Chain Services segment, a decrease of approximately 2.6 percent compared to the nine months ended September 30, 2023. This is primarily due to some facility closures with some of our customers as well as the inherent efficiencies we bring to customers as part of our value proposition. As we move forward and given our increasing demand, we expect our performance to be driven by either the addition of new customers or an increase in spend by our existing customers.

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

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	%	2023	%
Sales	$472,935	100.0%	$419,249	100.0%
Cost of sales	326,825	69.1%	293,687	70.1%
Gross profit	146,110	30.9%	125,562	29.9%
Selling, general and administrative expenses	106,502	22.5%	89,706	21.4%
Income from operations	39,608	8.4%	35,856	8.6%
Interest expense	15,716	3.3%	12,684	3.0%
Other expense, net	160	—%	1,234	0.3%
Income before income taxes	23,732	5.0%	21,938	5.2%
Provision for income tax expense	2,631	0.6%	5,766	1.4%
Net income	$21,101	4.5%	$16,172	3.9%

Earnings per share:
Basic	$1.34		$0.98
Diluted	$1.27		$0.93

SALES. Sales for the three months ended September 30, 2024 increased $53.7 million, or 12.8 percent, to approximately $472.9 million from $419.2 million for the prior year's corresponding period. The overall increase in sales was the result of an increase in sales in our SC, IPS, and SCS segments of $22.4 million, $30.9 million, and $0.5 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended September 30,
	2024	2023(1)	Change	Change%
Sales by Business Segment
Service Centers	$316,831	$294,459	$22,372	7.6%
Innovative Pumping Solutions	89,825	58,962	30,863	52.3%
Supply Chain Services	66,279	65,828	451	0.7%
Total DXP Sales	$472,935	$419,249	$53,686	12.8%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 11. Segment Reporting.

Service Centers segment. Sales for the SC segment increased $22.4 million, or 7.6 percent, for the three months ended September 30, 2024, compared to the prior year's corresponding period. This sales increase is primarily the result of the timing of jobs and business mix, as well as $13.0 million associated with recent acquisition.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $30.9 million, or 52.3 percent, for the three months ended September 30, 2024, compared to the prior year's corresponding period. This sales increase is primarily the result of the timing of jobs, increased project related work, and $15.6 million was associated with recent acquisitions in the water and wastewater markets.

Supply Chain Services segment. Sales for the SCS segment increased by $0.5 million, or 0.7 percent, for the three months ended September 30, 2024, compared to the prior year's corresponding period. The increase in sales was primarily the result of increased business activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended September 30, 2024 increased by $16.8 million, or 18.7 percent, to $106.5 million from $89.7 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses.

OPERATING INCOME. Operating income for the third quarter of 2024 increased by $3.8 million to $39.6 million, from $35.9 million in the prior year's corresponding period. This increase in operating income was driven by the increase in sales during the period.

INTEREST EXPENSE. Interest expense for the third quarter of 2024 increased $3.0 million compared to the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $125.0 million on its Term Loan during the fourth quarter of 2023.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 11.1 percent for the three months ended September 30, 2024, compared to a tax expense of 26.3 percent for the three months ended September 30, 2023. Compared to the U.S. statutory rate for the three months ended September 30, 2024, the effective tax rate was decreased by research and development tax credits and other tax credits and partially offset by state taxes, foreign taxes, nondeductible expenses, contingent consideration payments, and uncertain tax positions recorded for research and development tax credits.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	%	2023	%
Sales	$1,331,126	100.0%	$1,271,556	100.0%
Cost of sales	923,341	69.4%	889,101	69.9%
Gross profit	407,785	30.6%	382,455	30.1%
Selling, general and administrative expenses	301,694	22.7%	273,720	21.5%
Income from operations	106,091	8.0%	108,735	8.6%
Interest expense	46,644	3.5%	36,068	2.8%
Other (income) expense, net	(2,844)	(0.2)%	522	—%
Income before income taxes	62,291	4.7%	72,145	5.7%
Provision for income taxes	13,165	1.0%	19,339	1.5%
Net income	$49,126	3.7%	$52,806	4.2%

Earnings per share:
Basic	$3.08		$3.08
Diluted	$2.93		$2.94

SALES. Sales for the nine months ended September 30, 2024 increased $59.6 million, or 4.7 percent, to approximately $1,331.1 million from $1,271.6 million for the prior year's corresponding period. The overall increase in sales was the result of an increase in sales within our IPS segment of $67.0 million, offset by decreases in sales in our SC and SCS segments of $2.3 million and $5.1 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Nine Months Ended September 30,
	2024	2023(1)	Change	Change%
Sales by Business Segment
Service Centers	$911,783	$914,078	$(2,295)	(0.3)%
Innovative Pumping Solutions	225,417	158,440	66,977	42.3%
Supply Chain Services	193,926	199,038	(5,112)	(2.6)%
Total DXP Sales	$1,331,126	$1,271,556	$59,570	4.7%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 11. Segment Reporting.

Service Centers segment. Sales for the SC segment decreased by $2.3 million, or 0.3 percent for the nine months ended September 30, 2024, compared to the prior year's corresponding period. Sales from acquisitions for the SC segment increased $4.1 million compared to the corresponding period. Total sales for the SC segment excluding acquisitions decreased $6.4 million from the prior year's corresponding period. This sales decrease is primarily the result of timing and business mix within the segment.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $67.0 million, or 42.3 percent for the nine months ended September 30, 2024 compared to the prior year's corresponding period. Sales from acquisitions for the IPS segment increased $29.4 million compared to the corresponding period. Total sales for the IPS segment excluding acquisitions increased $37.6 million from the prior year's corresponding period. This increase was primarily the result of an increase in project related jobs due to increased capital spending by oil and gas producers and renewables sector.

Supply Chain Services segment. Sales for the SCS segment decreased by $5.1 million, or 2.6 percent, for the nine months ended September 30, 2024, compared to the prior year's corresponding period. The decrease in sales was primarily the result of customer facilities closing where we operated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the nine months ended September 30, 2024 increased by approximately $28.0 million, or 10.2 percent, to $301.7 million from $273.7 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses as a result of increased business activity.

OPERATING INCOME. Operating income for the nine months ended September 30, 2024 decreased by $2.6 million or 2.4% to $106.1 million from $108.7 million in the prior year's corresponding period. This decrease in operating income is primarily related to the aforementioned increase in SG&A.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2024 increased $10.6 million compared with the prior year's corresponding period. This increase was primarily due to the Company borrowing an additional $125.0 million on its Term Loan during the fourth quarter of 2023 and incurring higher than average interest rates on such debt due to changes in the macroeconomic environment and the associated increasing interest rate policy by the U.S. Federal Reserve Bank.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 21.1 percent for the nine months ended September 30, 2024, compared to a tax expense of 26.8 percent for the nine months ended September 30, 2023. Compared to the U.S. statutory rate for the nine months ended September 30, 2024, the effective tax rate was decreased by research and development tax credits and other tax credits and partially offset by state taxes, foreign taxes, nondeductible expenses, contingent consideration payments, and uncertain tax positions recorded for research and development tax credits.

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

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(1)	2024	2023(1)
Service Centers	$316,831	$294,459	$911,783	$914,078
Innovative Pumping Solutions	89,825	58,962	225,417	158,440
Supply Chain Services	66,279	65,828	193,926	199,038
Total DXP Sales	$472,935	$419,249	1,331,126	1,271,556
Acquisition Sales	28,535	3,868	63,713	30,266
Organic Sales	$444,400	$415,381	$1,267,413	$1,241,290
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 11. Segment Reporting.

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization minus stock-based compensation expense and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

We define and calculate EBITDA Margin as EBITDA divided by sales. We define and calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to DXP Enterprises, Inc.	$21,101	$16,172	$49,126	$52,806
Plus: Interest expense	15,716	12,684	46,644	36,068
Plus: Provision for income tax expense	2,631	5,766	13,165	19,339
Plus: Depreciation and amortization	8,720	7,983	24,385	21,468
EBITDA	$48,168	$42,605	$133,320	$129,681
Plus: other non-recurring items(1)	2,950	551	4,292	551
Plus: stock compensation expense	1,322	864	3,398	2,211
Adjusted EBITDA	$52,440	$44,020	$141,010	$132,443

Operating Income Margin	8.4%	8.6%	8.0%	8.6%
EBITDA Margin	10.2%	10.2%	10.0%	10.2%
Adjusted EBITDA Margin	11.1%	10.5%	10.6%	10.4%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less net purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$28,344	$39,758	$70,068	$63,775
Less: purchases of property and equipment	(3,954)	(1,486)	(15,673)	(7,103)
Free Cash Flow	$24,390	$38,272	$54,395	$56,672

LIQUIDITY AND CAPITAL RESOURCES

General Overview

On October 3, 2024, the Company entered into an amendment (the “Third Term Loan Amendment”) on its existing Senior Secured Term Loan B, repricing and borrowing an incremental $105 million that was added to the existing Senior Secured Term Loan B. Including the new borrowings, the Company will have $649.5 million in Senior Secured Term Loan B borrowings. The new Senior Secured Term Loan B borrowings mature on October 13, 2030, and are priced at Term SOFR plus an applicable margin of 3.75 percent.

As of September 30, 2024, we had available cash of $35.0 million and credit facility availability of $131.6 million. We have a $135.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $3.4 million. We had no borrowings outstanding on our ABL Revolver as of September 30, 2024.

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

The following table summarizes our net cash flows provided by and used in operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net Cash Provided by (Used in):
Operating Activities	$70,068	$63,775
Investing Activities	(165,113)	(15,951)
Financing Activities	(42,384)	(66,744)
Effect of Foreign Currency	(691)	70
Net Change in Cash	$(138,120)	$(18,850)

Operating Activities

The Company generated $70.1 million of cash from operating activities during the nine months ended September 30, 2024 compared to $63.8 million of cash generated during the prior year's corresponding period.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $165.1 million compared to a $16.0 million use of cash during the prior year’s corresponding period. This $149.2 million increase was primarily driven by acquisition activity during the nine months ended September 30, 2024. Total cash paid for acquisitions, net of cash acquired, was $149.4 million compared to $8.8 million for the nine months ended September 30, 2023. The increase is also driven by purchases of property and equipment of $15.7 million for the nine months ended September 30, 2024 compared to $7.1 million for the nine months ended September 30, 2023.

Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities was $42.4 million, compared to net cash used in financing activities of $66.7 million during the prior year’s corresponding period. The decrease was primarily due to share repurchases of $28.8 million for the nine months ended September 30, 2024 compared to $56.2 million for the nine months ended September 30, 2023. The Company also paid contingent consideration of $4.6 million for the nine months ended September 30, 2024 compared to $5.1 million for the nine months ended September 30, 2023.

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

As of September 30, 2024, the Company's Fixed Charge Coverage Ratio was 1.72 to 1.00.

Secured Leverage Ratio – The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $200 million) as of such day to EBITDA, beginning with the fiscal quarter ending September 30, 2024, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
September 30, 2024	5.50:1.00
December 31, 2024	5.50:1.00
March 31, 2025	5.25:1.00
June 30, 2025	5.25:1.00
September 30, 2025	5.25:1.00
December 31, 2025	5.00:1.00
March 31, 2026	5.00:1.00
June 30, 2026	4.75:1.00
September 30, 2026	4.75:1.00
December 31, 2026 and thereafter	4.75:1.00

As of September 30, 2024, the Company’s Secured Leverage Ratio was 2.54 to 1.00.

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

The Company was in compliance with all financial covenants as of September 30, 2024.

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

The Company's unaudited condensed financial statements are prepared in accordance with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the SEC on March 11, 2024. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Remediation of Previously Disclosed Material Weaknesses

During the quarter ended September 30, 2024, management remediated a material weakness in internal control over financial reporting related to revenue recognition. The necessary controls have been designed, implemented, and tested for operating effectiveness and these controls have been operated for a sufficient period of time as of September 30, 2024 which allows for management to conclude this material weakness is now remediated.

Additionally, in relation to the material weakness in our control environment, and as disclosed in our 2023 Form 10-K and quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2024, the remediation of this material weakness was dependent on additional time to remediate the remaining material weakness. Given the remediation of the material weakness related to revenue recognition as disclosed above, we now conclude that this material weakness is now remediated.

Changes in Internal Control Over Financial Reporting

There were no other changes in internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act identified in the evaluation for the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended September 30, 2024.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the third quarter of fiscal year 2024 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1 - July 31, 2024	—	$—	—	$2,614
August 1 – August 31, 2024	100,322	49.87	52,446	85,000
September 1 – September 30, 2024	957	50.08	—	85,000
Total	101,279	$49.87	52,446	$85,000

(1) There were 1,279 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended September 30, 2024.

(2) On August. 21. 2024, the Company repurchased 100,000 shares for $5.0 million from an employee, of which 52,446 or $2.6 million were purchased as part of the previous publicly announced plan The remainder of the shares, or 47,554 shares were repurchased prior to the company announcing the new share repurchase plan on August 28, 2024.

(3) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. As of September 30, 2024, approximately $85.0 million worth of, or approximately 2.5 million, shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in XBRL.

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

Dated: November 7, 2024