Form 10-K
period 2024-12-31
DXP ENTERPRISES INC
filed 2025-03-10
CIK 1020710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to _________.
Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	5301 Hollister, Houston, Texas 77040	76-0509661
(State of incorporation)	(Address of principal executive offices, including zip code)	(I.R.S. Employer Identification Number)

(713) 996-4700
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock par value $0.01	DXPE	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2024 was $588.7 million based on the closing sale price as reported on the NASDAQ Stock Market System.

Number of shares of registrant's Common Stock outstanding as of March 3, 2025: 15,695,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2025 annual meeting of shareholders are incorporated by reference into Part III hereof. The 2025 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DXP ENTERPRISES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the Company’s business, and the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “estimates”, “will”, “should”, “could”, “would”, “suspect”, “potential”, “current”, “achieve”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy but the absence of these words does not mean that a statement is not forward-looking. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but not limited to, the effectiveness of management's strategies and decisions, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including volatility in oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service, decreases in oil and natural gas industry expenditure levels, our ability to manage changes and the continued health or availability of management personnel, and our ability to obtain financing on favorable terms or amend our credit facilities as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. This Report identifies other factors that could cause such differences. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors”, and elsewhere in this Report. Should one or more of these risk factors or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the “Company”, “DXP”, “we” or “our” shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

PART I

ITEM 1. Business

Company Overview

Founded in 1908, DXP Enterprises, Inc. (together with our subsidiaries, hereinafter referred to as “DXP” or the “Company” or by the terms such as we, our, or us) was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (“MRO”) products, equipment and service to customers in a variety of end markets including the general industrial, energy, food & beverage, chemical, transportation, water and wastewater. The Company is organized into three business segments: Service Centers (“SC”), Innovative Pumping Solutions (“IPS”) and Supply Chain Services (“SCS”). Sales, operating income, and other financial information for 2024, 2023 and 2022, and identifiable assets at the close of such years for our business segments are presented in Note 20 – Segment Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Summary Sales and Operating Income by Business Segment
______________________________________________________________________________________________________

______________________________________________________________________________________________________

Our total sales have increased from $125 million in 1996 to $1.8 billion in 2024 through a combination of internal growth and business acquisitions. The following table shows, as of the end of the last 10 fiscal years, our consolidated sales; total number of locations; the number of SC facilities, IPS facilities, SCS customer sites; and the corresponding sales and average sales per business segment location:

Ten Year Consolidated and Business Segment Summary

($ in millions)	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Sales	$1,802	$1,679	$1,481	$1,114	$1,005	$1,265	$1,216	$1,007	$962	$1,247
Locations	279	264	275	252	247	244	249	243	245	260

SC sales	$1,223	$1,200	$1,041	$816	$663	$762	$750	$641	$621	$827
SC facilities	161	161	160	152	158	145	155	165	167	179
Avg. SC sales/facility	$7.6	$7.5	$6.5	$5.4	$4.2	$5.3	$4.8	$3.9	$3.7	$4.6

IPS sales	$323	$219	$199	$140	$188	$304	$292	$204	$187	$255
IPS facilities	32	22	20	18	10	10	11	11	11	12
Avg. IPS sales/facility	$10.1	$10.0	$9.9	$7.8	$18.8	$30.4	$26.5	$18.5	$17.0	$21.3

SCS sales	$256	$260	$240	$158	$155	$201	$174	$161	$154	$166
SCS customer sites	86	81	95	82	79	89	83	67	67	69
Avg. SCS sales/site	$3.0	$3.2	$2.5	$1.9	$2.0	$2.3	$2.1	$2.4	$2.3	$2.4

Geographic Reach

At December 31, 2024, our operations covered 279 locations including 193 facilities within our SC and IPS segment and 86 customer sites in our SCS segment. Our SC and IPS segment operations include 38 states in the United States (“U.S.”), nine provinces in Canada, one city in the United Arab Emirates (“U.A.E”), one city in India, and one city in Saudi Arabia.

Geographic Footprint
______________________________________________________________________________________________________
______________________________________________________________________________________________________

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2023 sales as reported by Industrial Distribution magazine, we were the 17th largest distributor of MRO products in the U.S. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. The customer also typically will purchase an amount of product inventory for its near term anticipated needs and store those products at its industrial site until the products are used.

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

Business Segments

The Company is organized into three business segments: Service Centers (“SC”), Innovative Pumping Solutions (“IPS”) and Supply Chain Services (“SCS”). Our segments provide our Chief Executive Officer, who is our chief operating decision maker (“CODM”) with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. In addition to the three business segments, our consolidated financial results include corporate and other expenses which includes costs related to our centralized support functions. These costs typically include accounting and finance, information technology, marketing, human resources, legal, inventory management & procurement and other support services, interest expense, and removes inter-company transactions.

The following chart represents financial information for the last three years and the key end markets we currently serve. See Results of Operations under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for further information on our segments’ financial results.

Consolidated Financial Summary and End Markets
______________________________________________________________________________________________________

($ in millions)	2024	2023	2022

Sales	$1,802	$1,679	$1,481
Operating Income	$145	$139	$98
% Margin	8.1%	8.3%	6.6%
EBITDA	$182	$170	$124
% Margin	10.1%	10.1%	8.3%
DXPeople	3,028	2,837	2,675

______________________________________________________________________________________________________

Service Centers

The Service Centers (“SC”) are engaged in providing MRO products, equipment and services, including technical expertise and logistics capabilities, to a variety of customers serving varied end markets with the ability to provide same day delivery. The following chart represents financial information for the last three years and the key end markets our SC segment currently serves:

Service Centers’ Financial Summary and End Markets
______________________________________________________________________________________________________

($ in millions)	2024	2023	2022

Sales	$1,223	$1,200	$1,041
Operating Income	$175	$172	$132
% Margin	14.3%	14.3%	12.7%
EBITDA	$182	$178	$135
% Margin	14.9%	14.8%	13.0%
SC Employees	1,843	1,723	1,651

______________________________________________________________________________________________________

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

A majority of our Service Center segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. The Company's Service Centers facilities are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2024, our Service Centers’ products and services were distributed from 157 service center facilities and 4 distribution centers. The Company's Service Centers provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, general industrial, manufacturing, chemical, food and beverage, refining, water & wastewater, fabrication & construction and other industries.

The Service Centers segment’s long-lived assets are located in the U.S., Canada and the U.A.E. Approximately 6.1% of the Service Centers segment’s revenues were in Canada and the remainder was virtually all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Legal and Regulatory Matters”.

At December 31, 2024, the Service Centers segment had 1,843 employees, all of whom were full-time.

Innovative Pumping Solutions

The Company's Innovative Pumping Solutions (“IPS”) segment provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to meet the capital equipment needs of our global customer base. The following chart represents financial information for the last three years and the key end markets our IPS segment currently serves:

Innovative Pumping Solutions’ Financial Summary and End Markets
______________________________________________________________________________________________________

($ in millions)	2024	2023	2022

Sales	$323	$219	$199
Operating Income	$54	$35	$25
% Margin	16.6%	16.1%	12.5%
EBITDA	$58	$39	$36
% Margin	18.0%	17.8%	18.1%
IPS Employees	462	383	337

______________________________________________________________________________________________________

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

At December 31, 2024, the Innovative Pumping Solutions segment operated out of 32 facilities, 28 of which are located in the U.S. and two in Canada. All of the IPS segment’s long-lived assets are located in the U.S.

At December 31, 2024, the IPS segment had 462 employees, all of whom were full-time.

Total backlog, representing firm orders for the IPS segment products that have been received and entered into our production systems, was $292.2 million and $138.4 million at December 31, 2024 and 2023, respectively.

Supply Chain Services

The Company's Supply Chain Services (“SCS”) segment manages all or part of its customers’ supply chains, including procurement and inventory management. The following chart represents financial information for the last three years and the key end markets our SCS segment currently serves:

Supply Chain Services’ Financial Summary and End Markets
______________________________________________________________________________________________________

($ in millions)	2024	2023	2022

Sales	$256	$260	$240
Operating Income	$22	$22	$20
% Margin	8.5%	8.3%	8.1%
EBITDA	$22	$22	$20
% Margin	8.6%	8.5%	8.3%
SCS Employees	397	419	409

______________________________________________________________________________________________________

The SCS segment enters into long-term contracts with its customers that can be canceled on little or no notice under certain circumstances. The SCS segment provides fully outsourced MRO solutions for sourcing MRO products including, but not limited to, the following: inventory optimization and management; store-room management; transaction consolidation and control; vendor oversight and procurement cost optimization; productivity improvement services; and customized reporting. Our mission is to help our customers become more competitive by reducing their indirect material costs and order cycle time by increasing productivity and by creating enterprise-wide inventory and procurement visibility and control.

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

At December 31, 2024, the SCS segment operated supply chain installations in 86 of our customers’ sites.

All of the SCS segment’s long-lived assets are in the U.S. and Mexico. The majority of the SCS segment’s 2024 revenues were recognized in the U.S.

At December 31, 2024, the SCS segment had 397 employees, all of whom were full-time.

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

Given our breadth of product and our industrial distribution customers’ focus around specific product categories, we have become customer driven experts in the following five key product categories: 1.) rotating equipment; 2.) bearings & power transmission; 3.) industrial supplies; 4.) metal working; and 5.) safety products & services.

Consolidated Sales by Product Category
______________________________________________________________________________________________________
______________________________________________________________________________________________________

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

We acquire our products through numerous OEMs. We are authorized to distribute certain manufacturers' products only in specific geographic areas. All of our distribution authorizations are subject to cancellation by the manufacturer, some upon little or no notice. For the last three fiscal years, no customer accounted for 10% or more of our revenues. Over 90% of our business relates to sales of products. Service revenues are less than 10% of sales.

The Company has operations in the U.S., Canada, Mexico, and the U.A.E. Information regarding financial data by geographic areas is set forth in Note 19 - Revenue of the Notes to Consolidated Financial Statements.

Acquisitions

A key component of our growth strategy includes acquiring businesses with complementary and desirable product lines, locations, or customers in order to maintain our leading position as the largest distributor of rotating equipment in North America. Since 2004, we have completed 58 acquisitions. We continue to evaluate opportunities to acquire businesses and companies that complement and enable further investment in our key priority areas. The risks associated with acquisitions are more fully discussed in “Item 1A. Risk Factors.” including the risk factory entitled “Risks associated with executing our acquisition strategy.”.

In 2024 we completed seven acquisitions for a combined total of $174.9 million. See Note 16 - Business Acquisitions for additional information.

Competition

Our business is highly competitive. In the Service Centers segment we compete with a variety of industrial supply distributors, some of which may have greater financial and other resources than we do. Some of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with catalog distributors, large warehouse stores and, to a lesser extent, manufacturers. While certain catalog distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical expertise and after-the-sale services that we provide. In the Innovative Pumping Solutions segment we compete against a variety of manufacturers, distributors and fabricators, many of which may have greater financial and other resources than we do. In the Supply Chain Services segment, we compete with larger distributors that provide integrated supply programs and outsourcing services, some of which might be able to supply their products in a more efficient and cost-effective manner than we can provide. We generally compete on expertise, responsiveness, and price in all of our segments.

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

Human Capital

The Company employed 3,028 people as of December 31, 2024. The Company is continually investing in its workforce to further talent development, increase employee safety, drive a strong workplace culture, improve compensation and benefits and diversity and inclusion to support our employees’ well-being, and foster their growth and development.

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

We believe our employees are key to achieving our business objectives. The Company considers its employee relations to be excellent. Headcount by segment and country are as follows:

Business Segment	Employees	Country	Employees
Service Centers	1,843	United States	2,796
Innovative Pumping Solutions	462	Canada	221
Supply Chain Services	397	Other(1)	11
Corporate	326	Total Employees	3,028
Total Employees	3,028	(1) Includes employees located in Mexico and the U.A.E.

Executive Officers

The following is a list of the Company's executive officers, their age, positions, and a description of each officer’s business experience as of March 10, 2025. All of our executive officers hold office at the pleasure of the Company's Board of Directors.

NAME	AGE	TITLE
David R. Little	73	Chairman of the Board, President and Chief Executive Officer
Kent Yee	49	Senior Vice President/Chief Financial Officer/Secretary
Nick Little	43	Senior Vice President/Chief Operating Officer
Chris Gregory	50	Senior Vice President/Chief Information Technology Officer
Paz Maestas	45	Senior Vice President/Chief Marketing & Technology Officer
David C. Vinson	74	Senior Vice President/Innovative Pumping Solutions
John J. Jeffery	57	Senior Vice President/Supply Chain Services
David Molero Santos	43	Vice President/Chief Accounting Officer

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
Kent Yee. Mr. Yee was appointed Senior Vice President/Chief Financial Officer/Secretary in June 2017. Currently, Mr. Yee is responsible for acquisitions, finance, accounting, business integrations, and human resources of DXP. From March 2011 to June 2017, Mr. Yee served as Senior Vice President Corporate Development and led DXP's mergers and acquisitions, business integration, and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions, including Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply. Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 60 transactions including more than $1.8 billion in M&A and $4.5 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

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

David Molero Santos. Mr. Molero is a certified public accountant and has over 20 years of experience in accounting within a public company environment and most recently as a Chief Accounting Officer of another publicly traded company. Prior to DXP, Mr. Molero was the Chief Accounting Officer for AgileThought, Inc., a provider of digital transformation services including organizational transformations, training and certifications, and product management services. He spent over 16 years at PricewaterhouseCoopers serving in various audit and capital markets advisory roles, focused primarily on SEC reporting clients. Mr. Molero is a Certified Public Accountant in Texas and holds a Bachelor’s degree in Business Administration and Management from Loyola University in Cordoba (Spain) and a Master’s degree in Audit from the University of Alcala in Madrid (Spain).

All officers of DXP hold office until the regular meeting of the board of directors following the 2025 Annual Meeting of Shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

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
•A variety of issues could affect the timing or profitability of our projects, and could result in, among other things, project termination or payment of liquidated damages.
•Changes in estimates related to revenues and costs under customer contracts could result in a reduction or elimination of revenues or profits and the recognition of losses.
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

A variety of issues could affect the timing or profitability of our projects, which may result in additional costs to us, reductions or delays in revenues, the payment of liquidated damages or project termination.

A meaningful part of our business is dependent in part upon projects that can be cyclical in nature and are subject to risks of delay or cancellation. The timing of or failure to obtain contracts, delays in awards of, start dates for or completion of projects and the cancellations of projects can result in significant periodic fluctuations in our business, financial condition, results of operations and cash flows. Many of our projects may directly and/or indirectly involve challenging design, engineering, financing, permitting, procurement and construction phases that occur over extended time periods, sometimes several years, and we have encountered and may in the future encounter project delays, additional costs or project performance issues as a result of, among other things:

•inability to meet project schedule requirements or achieve guaranteed performance or quality standards for a project, which can result in increased costs, through rework, replacement or otherwise, or the payment of liquidated damages to the customer or contract termination;
•failure to accurately estimate project costs or accurately establish the scope of our services;
•failure to make judgments in accordance with applicable professional standards (e.g., engineering standards);
•unforeseen circumstances or project modifications not included in our cost estimates or covered by our contract for which we cannot obtain adequate compensation, including concealed or unknown environmental, geological or geographical site conditions or technical problems such as design or engineering issues;
•changes in laws or permitting and regulatory requirements during the course of our work;

•delays in the delivery or management of design or engineering information, equipment or materials;
•our or a customer’s failure to manage a project, including the inability to timely obtain land, permits or rights of way or meet other permitting, regulatory or environmental requirements or conditions;
•changes to project or customer schedules;
•natural disasters or emergencies, including wildfires and earthquakes, as well as significant weather events (e.g., hurricanes, tropical storms, tornadoes, floods, droughts, blizzards and extreme temperatures) and adverse or unseasonable weather conditions (e.g., prolonged rainfall or snowfall, early thaw in Canada and the northern United States);
Many of these difficulties and delays are beyond our control and can negatively impact our ability to complete the project in accordance with the required delivery schedule or achieve our anticipated margin on the project. Delays and additional costs associated with delays may be substantial and not recoverable from third parties, and in some cases, we may be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date and incur liquidated damages if we do not meet such schedule.

Changes in estimates related to revenues and costs associated with our contracts with customers could result in a reduction or elimination of revenues, a reduction of profits or the recognition of losses.

For fixed price contracts and certain unit-price contracts, we recognize revenue as performance obligations are satisfied over time and earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Changes in contract estimates are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made, and contract losses are recognized in full when losses are determined to be probable and can be reasonably estimated. Variable consideration amounts, including performance incentives, early pay discounts and penalties, may also cause changes in contract estimates. In addition, we recognize amounts associated with change orders and/or claims as revenue when it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. Actual amounts collected in connection with change orders and claims can differ from estimated amounts. Consequently, the timing for recognition of revenues and profit or loss and any subsequent changes in estimates is uncertain and could result in a reduction or an elimination of previously reported revenues or profits or the recognition of losses on the associated contract. Any such adjustments could be significant and could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Our future results will depend in part on our success in implementing our internal growth strategy, which includes expanding our existing geographic areas, selling additional products to existing customers and adding new customers. Our ability to implement this strategy will depend on our success in selling more products and services to existing customers, acquiring new customers, hiring qualified salespersons, and marketing integrated forms of supply management such as those being pursued by us through our SmartSourceSM program. We may not be successful in efforts to increase sales and product offerings to existing customers. Consolidation in our industry could heighten the impacts of competition on our business and results of operations discussed above. The fact that we do not traditionally enter into long-term contracts with our suppliers or customers may provide opportunities for our competitors.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. At December 31, 2024, our combined goodwill and intangible assets amounted to $538.0 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs and/or decreases in revenues.

The operation of our business depends critically on the functioning of our information systems. We continue to invest in software, hardware and network infrastructures to effectively manage our information systems. However, we may not be able to maintain or update our information systems to capture and use data in ways that result in operational efficiency, including as a result of ineffective software, difficulties obtaining the right talent and ability to manage the increasing volume of data available to, and managed by us. Furthermore, although backup and security systems, including physical and software safeguards and remote processing capabilities, protect our information systems, information systems are still vulnerable to damage or interruption from natural or human induced disasters, extreme weather, power losses, telecommunication failures, user error, third-party actions such as malicious computer programs, denial-of-service attacks and cybersecurity breaches, and other problems. In addition, we rely on the information technology (“IT”) systems of third parties to assist in conducting our business.

The implementation of new systems and upgrades to existing systems could impact our operations by imposing substantial capital expenditures, demands on management's time and risks of delays or difficulties in transitioning to new systems. In addition, DXP's systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other IT disruption could have an adverse effect on the Company.

If disruptions damage, breach or cause our systems or those of third parties on which we depend to cease to function properly or are otherwise disrupted, we may require a significant investment to repair or replace them and may suffer interim interruptions in its business operations. If critical information systems fail or otherwise become unavailable, our ability to operate our digital platforms, process orders, maintain proper levels of inventories, collect accounts receivable, disburse funds, manage our supply chain, monitor results of operations, and process and store team member or customer data, among other functions, could be adversely affected. Any such interruption of our information systems could have a material adverse effect on our business or results of operations. We have experienced these incidents in the past, which we deemed immaterial to our business and operations individually and in the aggregate, and may be subject to other incidents in the future. We cannot assure you that any future incidents will not be material to our business, operations or financial condition.

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

Our backlog is subject to unexpected adjustments and potential cancellations.

Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or may cause the rate at which we perform on our backlog to decrease. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in oil prices, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project or contract performance could also impact our backlog. Such developments could have a material adverse effect on our business and our profits.

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

We conduct a meaningful amount of business outside of the U.S. We could be adversely affected by economic, legal, political and regulatory developments in countries that we conduct business in. We have meaningful operations in Canada in which the functional currency is denominated in Canadian dollars. We also have operations in the U.A.E., where the functional currency is dirham. As the value of currencies in foreign countries in which we have operations increases or decreases related to the U.S. dollar, the sales, expenses, profits, losses assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly.

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

Our cybersecurity and information security framework includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and enhanced security with ransomware defense. The framework leverages the National Institute of Standards and Technology Cyber Security Framework (“NIST CSF”) for measuring overall readiness to respond to cyber threats, and Sarbanes-Oxley for assessment of internal controls.

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

We also utilize internal and external audits and assessments, vulnerability testing, governance processes over outsourced service providers, active risk management and benchmarking against peers in the industry to validate our security posture. We also engage external firms to measure our NIST CSF maturity level.

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

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed under “Item 1A. Risk Factors,” specifically the risks titled “Cybersecurity breaches and other disruptions or misuse of our network and information systems could affect our ability to conduct our business effectively.”, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

ITEM 2. Properties

At December 31, 2024, our Service Centers and Innovative Pumping Solutions segments had 193 facilities which comprised of 157 service center facilities, four distribution centers, 21 fabrication facilities and 11 wastewater locations. We own 11 of our facilities while the remainder of our facilities are leased.

At December 31, 2024, the Service Centers segment operated out of 157 service center facilities. Of these facilities, 132 were located in the U.S. in 38 states, 24 were located in nine Canadian provinces and one was located in the U.A.E. The four distribution centers were located in the U.S., specifically in Texas, Montana and Nebraska. At December 31, 2024, the Innovative Pumping Solutions segment operated out of 21 fabrication facilities located in 12 states in the U.S., two provinces in Canada, one in India and one in Saudi Arabia. Additionally, we had 11 wastewater locations in the U.S.

The location of our Service Centers and Innovative Pumping Solutions segment facilities at the end of December 31, 2024 were as follows:

State/City/Province	Locations	State/City/Province	Locations
Alaska	1	North Dakota	3
Alabama	6	Ohio	5
Arkansas	1	Oklahoma	3
Arizona	3	Oregon	1
California	11	Pennsylvania	4
Colorado	5	South Dakota	1
Florida	3	Tennessee	1
Georgia	4	Texas	48
Iowa	4	Utah	1
Illinois	2	Washington	4
Indiana	2	West Virginia	1
Kansas	2	Wisconsin	2
Kentucky	1	Wyoming	2
Louisiana	14	Alberta	10
Massachusetts	1	British Columbia	1
Maryland	2	Manitoba	2
Michigan	2	New Brunswick	1
Minnesota	1	Newfoundland	1
Missouri	1	Nova Scotia	2
Montana	2	Ontario	5
Nebraska	10	Quebec	1
New Jersey	2	Saskatchewan	3
New Mexico	2	U.A.E.	1
New York	3	India	1
North Carolina	3	Saudi Arabia	1
		Total Locations	193

At December 31, 2024, the Supply Chain Services segment operated supply chain installations in 86 of our customers’ sites in 31 U.S. states and two Canadian provinces.

At December 31, 2024, our owned facilities ranged from 5,000 square feet to 45,000 square feet in size. We lease facilities for terms generally ranging from one to fifteen years. The leased facilities range from approximately 570 square feet to 105,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. See Note 4 - Leases for additional discussion on our leases.

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

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the stock ticker symbol “DXPE”.

On February 28, 2025, we had approximately 293 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of the Company's common stock to the NASDAQ Industrial Index, S&P 400 Index and Dow Jones U.S. Industrial Suppliers Index. The graph assumes that the value of the investment in the Company's common stock and in each index was $100 at December 31, 2019.

Total Return to Shareholder
(Assumes a $100 investment on December 31, 2019)
250
200
150
100
50
0
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
DXP Enterprises
Nasdaq Industrial Index
S&P 400 Index
Dow Jones U.S Industrial Suppliers Index

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered shares of common stock during the years ended December 31, 2024 and 2023.

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

Repurchases of Common Stock

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the quarter ended December 31, 2024 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31	—	$—	—	$85,000
November 1 – November 30	—	—	—	85,000
December 1 – December 31	79	74.24	—	85,000
Total	79	$74.24	—	$85,000

(1) There were 79 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended December 31, 2024.
(2) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. As of December 31, 2024, approximately $85.0 million worth of, or approximately 2.5 million, shares remained available under the $85.0 million Share Repurchase Program.

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

The Company's products are marketed in the U.S., Canada, Mexico, U.A.E., and India to customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for our products generally is subject to changes in the U.S. and Canada, and global and macro-economic trends affecting our customers and the industries in which they compete. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the U.S. and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

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

	Twelve Months Ended December 31,
	2024	2023	2022
Sales by Business Segment	(in thousands, except percentages and days)
Service Centers	$1,222,599	$1,199,501	$1,041,462
Innovative Pumping Solutions	323,026	218,731	198,895
Supply Chain Services	256,415	260,368	240,475
Total DXP Sales	$1,802,040	$1,678,600	$1,480,832
Acquisition Sales	$98,500	$33,078	$41,527
Organic Sales	$1,703,540	$1,645,522	$1,439,305

Business Days	253	252	253
Sales per Business Day	$7,123	$6,661	$5,853
Organic Sales per Business Day	$6,733	$6,530	$5,689

Gross Profit	$556,277	$505,291	$422,038
Gross Profit Margin	30.9%	30.1%	28.5%
EBITDA	$182,304	$170,182	$123,536
EBITDA Margin	10.1%	10.1%	8.3%
Adjusted EBITDA	$191,310	$174,305	$126,806
Adjusted EBITDA Margin	10.6%	10.4%	8.6%
Free Cash Flow	$77,143	$93,959	$978

Organic Sales and Acquisition Sales

We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. “Acquisition Sales” are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.

Business Days

“Business Days” are days of the week, excluding Saturdays, Sundays, and holidays, that our locations are open during the year. Depending on the location and the season, our branches may be open on Saturdays and Sundays; however, for consistency, those days have been excluded from the calculation of Business Days.

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

Below are readings for the fourth quarter versus the full year average:

	Index Reading
Period	MCU	PMI	IP	MBI	Active Drilling Rigs(1)
October	77.0	46.5	102.1	43.9	1,754
November	77.0	48.4	102.3	44.7	1,708
December	77.6	49.3	103.2	46.9	1,660
Fiscal 2024 Q4 average	77.2	48.1	102.5	45.2	1,707

Fiscal 2024 average	77.6	48.3	102.6	45.7	1,735
Fiscal 2023 average	79.3	47.1	102.8	46.5	1,814
Fiscal 2022 average	79.7	53.5	103.9	53.9	1,747
(1) From Baker Hughes’ Worldwide Rig Counts - Current Data

The continued disruption in economic markets due to inflation, changing interest rates, tariffs, trade disputes, business interruptions due to natural disasters and changes in weather patterns, employee shortages, and supply chain issues, all pose challenges which may adversely affect our future performance. The Company continues to execute various strategies previously implemented to help mitigate the impact of these economic disruptors. Sales for the year ended December 31, 2024 increased $123.4 million, or 7.4%, to approximately $1.8 billion from $1.7 billion for the prior corresponding period. Customer demand was generally healthy throughout fiscal 2024, resulting in industry expected volume growth, complemented by additional pricing actions taken by the Company's vendors after strong pricing action in 2022 and 2023, which ultimately, gets passed on to customers. As such, some of the 2024 sales increase is the result of increases in price with increases in volume as well as the contribution from acquisitions and the related sales of rotating equipment and air compressors.

However, the Company cannot reasonably estimate whether these strategies will help mitigate the impact of these economic disruptors in the future.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the year have been made. These adjustments are of a normal recurring nature but are complicated by the continued uncertainty surrounding these macro economic trends. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.

The extent to which changing interest rates, inflation and other economic trends will continue to impact the Company’s business, financial condition and results of operations is uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.

As our operations have generally stabilized from the COVID-19 pandemic and related inflationary pressures, we have seen growth from our supportive served end-markets and our focus on organic and inorganic sales growth. Our sales volume is expected to deliver sustainable and healthy growth, while our diversification efforts have unlocked gains in margins, cash flow and overall organizational efficiency. With our strong backlog and improved market environment, we expect to continue to see growth in 2025.

Assuming a positive general macroeconomic environment and continued supportive environments in our end markets, we expect fiscal 2025 growth to be comparable to 2024 growth metrics with the continued execution of acquisition activity. We expect our interest expense in 2025 will be relatively higher than the amounts incurred in 2024 due to our refinancing in the fourth quarter of 2024.

We expect to generate sufficient cash from operations and have sufficient capacity under our ABL credit facility to fund any working capital, capital expenditures, share repurchases, and debt payments in 2025. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable, inventory and cost in excess of billings. In 2025, our cash flows for investing activities will be focused on strategic initiatives, information technology software and infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $15.0 million and $25.0 million, before consideration of any acquisition activity.

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

Consolidated Results of Operations

	Twelve Months Ended December 31,
	2024	%	2023	%	2022	%
	(in millions, except percentages and per share amounts)
Sales	$1,802.0	100.0	$1,678.6	100.0	$1,480.8	100.0
Cost of sales	1,245.8	69.1	1,173.3	69.9	1,058.8	71.5
Gross profit	556.2	30.9	505.3	30.1	422.0	28.5
Selling, general and administrative expenses	410.9	22.8	366.6	21.8	324.3	21.9
Income from operations	145.3	8.1	138.7	8.3	97.7	6.6
Interest expense	63.9	3.5	53.1	3.2	29.1	2.0
Other (income) expense, net	(3.5)	(0.2)	(1.4)	(0.1)	2.7	0.2
Income before income taxes	84.9	4.7	87.0	5.2	65.9	4.5
Provision for income tax expense	14.5	0.8	18.1	1.1	17.8	1.2
Net income	70.4	3.9	68.9	4.1	48.1	3.2
Net loss attributable to noncontrolling interest	—	—	—	—	(0.1)	—
Net income attributable to DXP Enterprises, Inc.	$70.4	3.9	$68.9	4.1	$48.2	3.3

Earning per share:
Basic	$4.44		$4.07		$2.58
Diluted	$4.22		$3.89		$2.47

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

SALES. Sales for the year ended December 31, 2024 increased $123.4 million, or 7.4%, to approximately $1.8 billion from $1.7 billion for the year ended December 31, 2023. The sales increase was primarily due to new acquisitions within our SC and IPS segments during the year ended December 31, 2024. Sales in our SC and IPS segments increased $23.1 million and $104.3 million, respectively, offset by a decrease in sales in our SCS segment of $4.0 million. The fluctuations in sales are further explained in our business segment discussions below.

	Years Ended December 31
(in thousands, except percentages)	2024	% Total	2023(1)	% Total	Change	Change %
Sales by Business Segment
Service Centers	$1,222,599	67.9	$1,199,501	71.5	$23,098	1.9%
Innovative Pumping Solutions	323,026	17.9	218,731	13.0	104,295	47.7%
Supply Chain Services	256,415	14.2	260,368	15.5	(3,953)	(1.5)%
Total Sales	$1,802,040	100.0	$1,678,600	100.0	$123,440	7.4%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

Service Centers Segment. Sales for the Service Centers segment increased by $23.1 million, or 1.9% for the year ended December 31, 2024, compared to the year ended December 31, 2023. Sales from acquisitions for the SC segment increased by $17.7 million during the twelve months ended December 31, 2024. Total sales for the SC segment excluding acquisitions increased $5.4 million from the prior year's corresponding period. This sales increase was primarily due to increase in sales within our Ohio River Valley, Southwest, South Rockies, and Canada regions; partially offset by decreases in our North Rockies and Texas Gulf Coast regions.
Innovative Pumping Solutions Segment. Sales for the IPS segment increased by $104.3 million, or 47.7% for the year ended December 31, 2024, compared to the year ended December 31, 2023. Sales from acquisitions for the IPS segment increased $47.8 million during the twelve months ended December 31, 2024. Total sales for the IPS segment excluding acquisitions increased $56.5 million from the prior year's corresponding period. This sales increase was primarily due to increase in sales within our water and wastewater division, our international division, and overall increases in project related jobs due to increased capital spending by oil and gas producers and the renewables sector.

Supply Chain Services Segment. Sales for the SCS segment decreased by $4.0 million, or 1.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in sales was primarily the result of decreases in sales in our oil & gas, resin, and power end-markets.

GROSS PROFIT. Gross profit as a percentage of sales for the twelve months ended December 31, 2024 increased by approximately 77 basis points from the prior year's corresponding period. The primary driver was an increase in contribution from IPS sales, going from 13.0% of consolidated sales in 2023 to 17.9% of sales in 2024. While IPS overall gross profit percentage decreased 148 basis points from 2023 to 2024, the decrease did not impact consolidated gross profit percentage due to IPS’ overall relative higher gross margins. Additionally, the increase in the gross profit percentage is primarily the result of an approximate 83 basis points and 114 basis points increase in the gross profit percentage in our SC and SCS segments, respectively, partially offset by an approximate 148 basis points decrease in our IPS segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”). SG&A for the year ended December 31, 2024 increased by approximately $44.3 million, or 12.1%, to $410.9 million from $366.6 million for the prior year's corresponding period. SG&A attributable to acquisitions during the period increased by $6.4 million. Excluding acquisitions, the increase in SG&A is primarily the result of increased professional fees, payroll expenses, incentive compensation and 401(k) expenses as a result of an increase in headcount during the period.

INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 2024 increased by $6.7 million to $145.4 million from $138.7 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2024 increased $10.8 million compared to the prior year's corresponding period, primarily due to an increase outstanding borrowings on the Term Loan B. Both of the Company's facilities are subject to a variable interest rate for the twelve months ended December 31, 2024.

PROVISION FOR INCOME TAX EXPENSE. Our effective tax rate from continuing operations was a tax expense of 17.0 percent for the twelve months ended December 31, 2024, compared to a tax expense of 20.8 percent for the twelve months ended December 31, 2023. Compared to the U.S. statutory rate for the twelve months ended December 31, 2024, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and was partially offset by research and development tax credits and other tax credits.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

For the full year 2023 to 2022 comparative discussion, see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 incorporated by reference in this Annual Report on Form 10-K.
Non-U. S. GAAP Financial Measures and Reconciliations
Organic Sales and Acquisition Sales

We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. “Acquisition Sales” are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2024	2023(1)	2022(1)
Service Centers	$1,222,599	$1,199,501	$1,041,462
Innovative Pumping Solutions	323,026	218,731	198,895
Supply Chain Services	256,415	260,368	240,475
Total DXP Sales	$1,802,040	$1,678,600	$1,480,832
Acquisition Sales	$98,500	$33,078	$41,527
Organic Sales	$1,703,540	$1,645,522	$1,439,305
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, amortization, less non-controlling interest. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, amortization plus stock-based compensation expense, non-controlling interest before taxes and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

We define and calculate EBITDA Margin as EBITDA divided by sales. We define and calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Net income attributable to DXP Enterprises, Inc.	$70,489	$68,812	$48,155
Less: Net loss attributable to non-controlling interest (NCI)	—	—	(53)
Plus: Interest expense	63,927	53,146	29,135
Plus: Provision for income tax expense	14,483	18,119	17,799
Plus: Depreciation and amortization	33,405	30,105	28,500
EBITDA	$182,304	$170,182	$123,536
Plus: NCI income before tax	—	—	227
Plus: other non-recurring items(1)	4,292	1,051	1,193
Plus: stock compensation expense	4,714	3,072	1,850
Adjusted EBITDA	$191,310	$174,305	$126,806

Operating Income Margin	8.1%	8.3%	6.6%
EBITDA Margin	10.1%	10.1%	8.3%
Adjusted EBITDA Margin	10.6%	10.4%	8.6%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow

We define and calculate free cash flow as net cash provided by operating activities less net purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$102,211	$106,222	$5,894
Less: purchases of property and equipment, net	(25,068)	(12,263)	(4,916)
Free Cash Flow	$77,143	$93,959	$978

Liquidity and Capital Resources

General Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We continue to generate adequate cash from operating activities. We believe that our operating cash flow, cash on hand, and other sources of liquidity will be sufficient to allow us to continue investing in the business including capital expenditures, strategic acquisitions and investments, paying interest and servicing debt, repurchasing common stock when deemed appropriate, and manage our capital structure on a short-term and long-term basis.

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt and existing cash balances. As a distributor of MRO products and services, we require certain amounts of working capital to primarily fund inventories and accounts receivables. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing and safety services equipment. We also require cash to pay our lease obligations, fund project work-in-process and to service our debt.

Cash
As of December 31, 2024 and 2023, we had cash of $148.3 million and $173.1 million, respectively. The decrease in cash was primarily due to less cash flow from operating activities and an increase in acquisitions and capital expenditures from 2023 to 2024, partially offset by increased borrowings under the Company’s Amended Senior Secured Term Loan B and lower volume of share repurchases compared to 2023.
Cash Flows
The following table summarizes our net cash flows provided by (used in) operating activities, investing activities, financing activities for the periods presented (in thousands, except percentages):

	Twelve Months Ended December 31,
	2024	2023	Change	Change %
Net cash provided by (used in):
Operating activities	$102,211	$106,222	$(4,011)	(4)%
Investing activities	(181,692)	(22,647)	(159,045)	702%
Financing activities	56,803	43,579	13,224	30%
Effect of foreign currency	(2,122)	(60)	(2,062)	3,437%
Net change in cash and restricted cash	$(24,800)	$127,094	$(151,894)	(120)%
Operating Activities

The Company generated $102.2 million of cash in operating activities during the year ended December 31, 2024 compared to generating $106.2 million of cash during the prior year's corresponding period. The $4.0 million decrease in the amount of cash generated between the two periods was primarily driven by an increase in operating assets including trade accounts receivable partially offset by decreased inventory purchases and accrued expenses as compared to the prior period.

Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $181.7 million compared to $22.6 million used in the corresponding period in 2023. The increase of $159.0 million was primarily driven by an increase in acquisition activities during 2024 compared to 2023.

Financing Activities

For the year ended December 31, 2024, net cash generated in financing activities was $56.8 million, compared to net cash generated in financing activities of $43.6 million for the corresponding period in 2023. For the year ended December 31, 2024, the Company repurchased approximately $29.0 million worth of outstanding shares compared to $56.2 million worth of outstanding shares for the year ended December 31, 2023. The net inflow of cash from financing activities in 2024 was a benefit driven by the refinancing of our existing Senior Secured Term Loan B. Debt issuance costs associated with the amendment of our new Term Loan B was $1.8 million for the year ended December 31, 2024.

During the twelve months ended December 31, 2024 we repurchased 0.6 million shares of the Company's common stock for approximately $28.8 million compared to 1.7 million shares of the Company's stock for approximately $54.7 million for the twelve months ended December 31, 2023.

We believe the Company has adequate funding to support its working capital needs within the business.

Debt

At December 31, 2024, our total outstanding debt was $648.9 million, or 60.5% of total capitalization (total debt plus shareholders’ equity) of $1.1 billion. $647.9 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Liquidity

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

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows (in thousands):

	December 31,
	2024	2023
Total borrowing capacity	$135,000	$135,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	9,354	2,945
Total amount available	$125,646	$132,055
At December 31, 2024, the Company had $274.0 million of liquidity including $148.3 million in cash and $125.6 million in availability under the ABL Revolver.

Credit Ratings

We receive credit ratings from two independent credit rating agencies: Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”). Both credit rating agencies currently rate the Company’s corporate credit as non-investment grade.

The following table summarizes the Company’s credit ratings as of December 31, 2024:

	Corporate	Senior Secured
Moody’s	B1	B2
S&P	B	B

Free Cash Flow

We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase shares of the Company's common stock, and for other activities. Our Free Cash Flow, which is calculated as cash provided by operations less net purchase of property and equipment, was $77.1 million, $94.0 million and $1.0 million for years 2024, 2023 and 2022, respectively.

Free Cash Flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free Cash Flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free Cash Flow reconciles to the most directly comparable U.S. GAAP financial measure of cash flows from operations.

The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$102,211	$106,222	$5,894
Less: Purchase of property and equipment, net	25,068	12,263	4,916
Free Cash Flow	$77,143	$93,959	$978

Uses of Liquidity

Internally generated cash flows are the primary source of working capital and growth initiatives, including acquisitions and growth capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases, when appropriate.

Working Capital

Working capital as of December 31, 2024 was $296.3 million, an increase of $20.9 million compared to $275.4 million as of December 31, 2023. The increase was primarily due to sustained sales growth and acquisitions.

Acquisitions

For a discussion of the Company’s acquisitions refer to Note 16 to the Consolidated Financial Statements. In 2024 and 2023, the Company invested $156.6 million and $10.4 million, respectively, in acquisitions.

Capital Expenditures

In fiscal 2024, the Company's capital expenditures were $25.1 million and $12.3 million for the years ended December 31, 2024 and 2023, respectively. Capital expenditures for 2025 is expected to be in the range of $15.0 and $25.0 million. This includes continued facility enhancements, tools and equipment, software and technology enhancements across the Company.

Share Repurchases

For the years ended December 31, 2024 and 2023, we repurchased shares of our common stock for $28.8 million and $54.7 million, respectively. Share repurchases are executed at prices the Company determines appropriate subject to various factors, including market conditions and the Company's financial performance and may be affected through accelerated share repurchase programs, open market purchases, or privately negotiated transactions.

Contractual and Other Obligations

The Company under our Amended Senior Secured Term Loan B is required to make equal quarterly principal payments of 0.25%, with the remaining balance being payable on October 13, 2030. For Fiscal Year 2024 and 2023, the Company made cash principal payments of $5.7 million and $4.7 million, respectively. Additionally, the Company makes quarterly interest payments that accrue on outstanding borrowings under the Amended Senior Secured Term Loan B at a rate equal to Term SOFR (with a floor of 1.00%) plus 3.75%, or base rate plus 2.75%. The interest rate for the Amended Senior Secured Term Loan B was 8.32% as of December 31, 2024. The interest rate for the Senior Secured Term Loan B was 10.44% as of December 31, 2023. For Fiscal Year 2024 and 2023, the Company made cash interest payments of $59.8 million and $49.0 million, respectively. See Note 9 to the Consolidated Financial Statements.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts under the aging schedule method, and an individual assessment of each invoice. Under this method, a historical credit loss rate is determined by age bucket or how long a receivable has been outstanding. The historical loss rates for each respective age bucket are then adjusted for current conditions using reasonable and supportable data points. The overall allowance is adjusted accordingly based upon historical experience and economic factors that impact our business and customers. At December 31, 2024, the allowance was approximately 1.5% of the gross accounts receivable. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Impairment of Goodwill, Other Intangible Assets, and Long-Lived Assets

The Company tests goodwill and other intangible assets for impairment annually on October 1st and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its “reporting units” and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a “component”) if the component is a business and discrete information is prepared and reviewed regularly by segment management.

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

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for the acquisitions completed in fiscal year 2024. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable rate debt. To reduce our interest rate risk we may enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate our exposure. As of December 31, 2024, we had no interest rate hedges in place. Based on a sensitivity analysis as of December 31, 2024, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2024 than in 2023, interest expense, would fluctuate by $6.5 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2023, had short-term interest rates averaged 100 basis points higher (lower) in 2023 than in 2022, it was estimated that interest expense would have fluctuated by approximately $5.5 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding each year.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DXP Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded seven entities from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in purchase business combinations during 2024. We have also excluded these seven entities from our audit of internal control over financial reporting. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting of approximately 4% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Revenue Recognized Over Time - Estimated Costs to Complete Open Contracts

As described in Note 2 to the consolidated financial statements, revenue recognized under the percentage-of-completion method was $293.3 million for the year ended December 31, 2024. As disclosed by management, the Company has contracts to assemble, fabricate and or deliver tangible assets to customer specifications that can range from three to eighteen months or more. The Company accounts for these contracts under the percentage-of-completion method of accounting. Under this method, the Company recognizes sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires management to estimate the project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and assumptions relating to items such as cost of materials, labor productivity and cost, and overhead.

The principal considerations for our determination that performing procedures relating to the estimated costs to complete open contracts associated with revenue recognized over time is a critical audit matter are (i) the significant judgment by management when developing the estimated costs to complete open contracts and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to estimated costs of materials. As previously disclosed by management, a material weakness existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimated costs to complete open contracts. These procedures also included, among others, for a sample of open contracts (i) testing management’s process for developing the estimated costs to complete the open contracts as of year end and (ii) evaluating the reasonableness of the significant assumption used by management related to estimated costs of materials. Evaluating management’s assumption related to estimated costs of materials involved (i) obtaining and inspecting executed purchase orders and agreements; (ii) considering customer specifications and associated vendor quotes; and (iii) performing a comparison of the originally estimated and actual costs of materials incurred on similar completed contracts.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 10, 2025
We have served as the Company’s auditor since 2022.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2024	2023	2022

Sales	$1,802,040	$1,678,600	$1,480,832
Cost of sales	1,245,763	1,173,309	1,058,794
Gross profit	556,277	505,291	422,038
Selling, general and administrative expenses	410,895	366,569	324,286
Income from operations	145,382	138,722	97,752
Interest expense	63,927	53,146	29,135
Other (income) expense, net (Note 18)	(3,517)	(1,355)	2,716
Income before income taxes	84,972	86,931	65,901
Provision for income taxes	14,483	18,119	17,799
Net income	70,489	68,812	48,102
Net loss attributable to noncontrolling interest	—	—	(53)
Net income attributable to DXP Enterprises, Inc.	70,489	68,812	48,155
Preferred stock dividend	90	90	90
Net income attributable to common shareholders	$70,399	$68,722	$48,065

Net income	$70,489	$68,812	$48,102
Foreign currency translation adjustments	(2,370)	435	(2,393)
Comprehensive income	$68,119	$69,247	$45,709

Earnings per share (Note 12):
Basic	$4.44	$4.07	$2.58
Diluted	$4.22	$3.89	$2.47

Weighted average common shares outstanding:
Basic	15,861	16,870	18,631
Diluted	16,701	17,710	19,471

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$148,320	$173,120
Restricted cash	91	91
Accounts receivable, net of allowance of $5,172 and $5,584, respectively	339,365	311,171
Inventories	103,113	103,805
Costs and estimated profits in excess of billings	50,735	42,323
Prepaid expenses and other current assets	20,250	18,044
Total current assets	661,874	648,554
Property and equipment, net	81,556	61,618
Goodwill	452,343	343,991
Other intangible assets, net	85,679	63,895
Operating lease right of use assets, net	46,569	48,729
Other long-term assets	21,473	10,649
Total assets	$1,349,494	$1,177,436
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$6,595	$5,500
Trade accounts payable	103,728	96,469
Accrued wages and benefits	41,650	36,238
Customer advances	13,655	12,160
Billings in excess of costs and estimated profits	12,662	9,506
Short-term operating lease liabilities	14,921	15,438
Other current liabilities	50,773	48,854
Total current liabilities	243,984	224,165
Long-term debt, net of unamortized debt issuance costs and discounts	621,684	520,697
Long-term operating lease liabilities	33,159	34,336
Other long-term liabilities	27,879	17,359
Total long-term liabilities	682,722	572,392
Total liabilities	926,706	796,557
Commitments and Contingencies (Note 17)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,402,861 issued and 15,695,088 outstanding at December 31, 2024 and 20,319,226 issued and 16,177,237 outstanding at December 31, 2023	204	345
Additional paid-in capital	219,511	216,482
Retained earnings	389,670	319,271
Accumulated other comprehensive loss	(33,610)	(31,240)
Treasury stock, at cost 4,707,773 and 4,141,989 shares, respectively	(153,003)	(123,995)
Total DXP Enterprises, Inc. equity	422,788	380,879
Total liabilities and equity	$1,349,494	$1,177,436
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,489	$68,812	$48,102
Reconciliation of net income to net cash provided by operating activities:
Depreciation	9,019	8,423	9,585
Amortization of intangibles and fixed assets	24,386	21,682	18,915
Amortization of debt issuance costs	3,646	2,991	1,842
(Recovery of) provision for credit losses	(887)	(885)	659
Payment of contingent consideration liability in excess of acquisition-date fair value	(108)	(160)	(781)
Fair value adjustment on contingent consideration	745	1,738	2,311
Loss on debt extinguishment	494	1,201	—
Restricted stock compensation expense	4,714	3,072	1,850
Deferred income taxes	(14,990)	(9,059)	(7,541)
Loss on sale of interest in VIE	—	—	1,193
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(12,552)	13,293	(93,940)
Cost and estimated profits in excess of billings	(8,506)	(18,720)	(6,429)
Inventories	8,432	(2,026)	2,072
Prepaid expenses and other assets	7,655	9,666	(11,865)
Accounts payable and accrued expenses	7,547	10,604	35,965
Billings in excess of costs and estimated profits	3,263	(916)	6,858
Other long-term liabilities	(1,136)	(3,494)	(2,902)
Net cash provided by operating activities	$102,211	$106,222	$5,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,068)	(12,263)	(4,916)
Acquisition of businesses, net of cash acquired	(156,624)	(10,384)	(48,506)
Net cash used in investing activities	$(181,692)	$(22,647)	$(53,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on asset-backed credit facility	6,000	7,870	827,152
Repayments on asset-backed credit facility	(6,000)	(7,870)	(827,152)
Proceeds from debt	649,500	550,000	105,000
Principal debt payments	(550,249)	(429,508)	(3,567)
Debt issuance costs	(2,309)	(12,061)	(8,398)
Shares repurchased held in treasury	(29,007)	(56,215)	(47,872)
Payment for acquisition contingent consideration liability	(5,000)	(5,673)	(469)
Preferred stock dividends paid	(90)	(90)	(90)
Payment for employee taxes withheld from stock awards	(1,826)	(527)	(292)
Principal payments on finance leases	(4,216)	(2,347)	—
Net cash provided by financing activities	$56,803	$43,579	$44,312
Effect of foreign currency on cash	(2,122)	(60)	253
Net change in cash and restricted cash	(24,800)	127,094	(2,963)
Cash and restricted cash at beginning of year	173,211	46,117	49,080
Cash and restricted cash at end of year	$148,411	$173,211	$46,117
Supplemental cash flow information (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Series A preferred Stock	Series B preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Accum Other Comp Loss	Treasury stock	Non controlling interest	Total equity
Balance at December 31, 2021	$1	$15	$195	$206,772	$202,484	$(29,282)	$(33,511)	$53	$346,727
Preferred dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	1,850	—	—	—	—	1,850
Tax related items for share based awards	—	—	—	(292)	—	—	—	—	(292)
Issuance of shares of common stock	—	—	150	5,607	—	—	—	—	5,757
Currency translation adjustment	—	—	—	—	—	(2,393)	—	—	(2,393)
Repurchases of shares	—	—	—	—	—	—	(34,269)	—	(34,269)
Net income (loss)	—	—	—	—	48,155	—	—	(53)	48,102
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(31,675)	$(67,780)	$—	$365,392
Preferred dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	3,072	—	—	—	—	3,072
Tax related items for share based awards	—	—	—	(527)	—	—	—	—	(527)
Currency translation adjustment	—	—	—	—	—	435	—	—	435
Repurchases of shares	—	—	—	—	—	—	(55,696)	—	(55,696)
Excise tax on share repurchases	—	—	—	—	—	—	(519)	—	(519)
Net income	—	—	—	—	68,812	—	—	—	68,812
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(31,240)	$(123,995)	$—	$380,879
Preferred dividends paid	—	—	—	—	(90)	—	—	—	(90)
Compensation expense for restricted stock	—	—	—	4,714	—	—	—	—	4,714
Tax related items for share based awards	—	—	—	(1,826)	—	—	—	—	(1,826)
Other	—	—	(141)	141	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(2,370)	—	—	(2,370)
Repurchases of shares	—	—	—	—	—	—	(28,783)	—	(28,783)
Excise tax on share repurchases	—	—	—	—	—	—	(225)	—	(225)
Net income	—	—	—	—	70,489	—	—	—	70,489
Balance at December 31, 2024	$1	$15	$204	$219,511	$389,670	$(33,610)	$(153,003)	$—	$422,788

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries.

Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation. Such reclassifications did not have a material effect on our consolidated statements of operations and comprehensive income, balance sheets, cash flows or equity.

The Company was the primary beneficiary of a VIE in which it owned 47.5% of the VIE's equity. The Company consolidated the VIE within its financial statements. In November 2022, the Company sold its interest in the VIE and ceased the consolidation of the VIE within the Company's financial statements. The losses associated with the VIE that occurred prior to the deconsolidation are included in the consolidated statements of operations and comprehensive income. These losses were $0.2 million for the year ended December 31, 2022.

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

Changes in this allowance for 2024 and 2023 are as follows (in thousands):

	2024	2023
Beginning balance, January 1	$5,584	$7,610
(Recoveries) Charges to expense	(887)	(885)
Foreign currency translation	(42)	13
Write-offs	517	(1,154)
Ending balance, December 31	$5,172	$5,584
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

The carrying values of inventories are as follows (in thousands):

	December 31,
	2024	2023
Finished goods	$89,780	$94,031
Work in process	13,333	9,774
Inventories	$103,113	$103,805

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
Impairment of Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis on October 1st and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its reporting units and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a “component”) if the component is a business and discrete information is prepared and reviewed regularly by segment management.

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Should the reporting unit's carrying amount exceed the fair value, then an impairment charge for the excess would be recognized. The impairment charge is limited to the amount of goodwill allocated to the reporting unit and goodwill will not be reduced below zero. The Company performed qualitative tests and determined no impairment of goodwill was required for the years ended December 31, 2024, 2023 and 2022.

Impairment of Long-Lived Assets, Excluding Goodwill
The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets was required for the years ended December 31, 2024, 2023 and 2022.

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

The Company also assembles, kits, and fabricates custom-made pump packages, remanufactures pumps, and manufactures branded private label pumps substantially within our Innovative Pumping Solutions segment. For binding agreements to assemble, fabricate and direct tangible assets to customer specifications, the Company recognizes revenues over time when the customer is able to direct the use of and obtain substantially all of the benefits of the work performed. This occurs when the products have no alternative use for us and we have a right to payment for the work completed to date plus a reasonable profit margin. Contracts include cancellation provisions that require the customer to reimburse us for costs incurred through the date of cancellation. We recognize revenue for these contracts using the percentage of completion method, an “input method” as defined by ASC 606, “Revenue from Contracts with Customers”. Under this method, we recognize sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires the Company to estimate the project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and estimated cost of materials, labor productivity and cost, and overhead. Percentage of completion revenues were $293.3 million, $311.0 million, and $213.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

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

The following table presents components of lease cost (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Operating lease costs	$21,210	$21,575	$24,371
Finance lease costs:
Amortization of assets	4,559	3,451	—
Interest on lease liabilities	1,108	595	—
Total finance lease costs	5,667	4,046	—
Total operating and finance lease costs	$26,877	$25,621	$24,371

The following table presents supplemental cash flow information related to leases (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$20,886	$21,823	$20,584
Operating cash flows - finance leases	1,088	595	—
Financing cash flows - finance leases	$4,216	$2,347	$—

The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases (in thousands):

		December 31,
	Balance Sheet Location	2024	2023
Operating	Operating lease right of use assets, net	$46,569	$48,729
Finance	Property and equipment, net	15,829	11,720
Total lease assets		$62,398	$60,449

Current operating	Short-term operating lease liabilities	14,921	15,438
Non-current operating	Long-term operating lease liabilities	33,159	34,336
Current finance	Other current liabilities	5,321	3,329
Non-current finance	Other long-term liabilities	11,055	8,575
Total lease liabilities		$64,456	$61,678

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

As of December 31, 2024 maturities of lease liabilities are as follows (in thousands):

	Finance	Operating
2025	$6,451	$18,126
2026	5,891	14,362
2027	4,246	10,268
2028	1,847	6,662
2029	188	2,741
Thereafter	—	4,068
Total future lease payments	18,623	56,227
Less: imputed interest	2,247	8,147
Total lease liability balance	$16,376	$48,080

The following table presents cash paid for leases, assets exchanged for operating and finance leases, and weighted average remaining lease terms, and discount rates:

	December 31,
	2024	2023
Cash paid for operating leases	$20,886	$21,823
Cash paid for finance leases	$4,216	$2,347
Assets obtained in exchange for operating lease obligations, initial recognition	$4,551	$5,556
Assets obtained in exchange for finance lease obligations	$8,441	$15,171
Weighted-average remaining lease term - operating leases	3.9 years	4.1 years
Weighted-average remaining lease term - finance leases	3.2 years	3.5 years
Weighted average discount rate - operating leases	8.1%	6.8%
Weighted-average discount rate - finance leases	8.5%	7.5%

The Company incurred approximately $1.9 million, $1.8 million, and $1.9 million in lease expenses to entities controlled by the Company's Chief Executive Officer and family for the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the twelve months ended December 31, 2024, we recorded $16.3 million in other current and other long-term liabilities for contingent consideration. See further discussion at Note 16 - Business Acquisitions.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the last three fiscal years (in thousands):

Contingent Consideration
Balance at December 31, 2021	$905
Acquisitions and settlements:
Acquisitions	8,200
Settlements	(1,250)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	2,311
Balance at December 31, 2022	$10,166
Acquisitions and settlements:
Acquisitions	2,682
Settlements	(5,833)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	1,738
Balance at December 31, 2023(1)	$8,753
Acquisitions and settlements:
Acquisitions (Note 16)	11,932
Settlements	(5,108)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	745
Balance at December 31, 2024(1)	$16,322
(1) Amounts included in other current liabilities were $8.0 million and $5.4 million for the periods ending December 31, 2024 and December 31, 2023, respectively. Amounts included in other long-term liabilities were $8.3 million and $3.4 million for the periods ending December 31, 2024 and December 31, 2023, respectively.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs
$16,322	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 9.8%. A decrease in discount rates would increase the contingent consideration liability, whereas an increase or decrease in EBITDA forecasts would increase or decrease the contingent liability. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of December 31, 2024, the maximum amount of contingent consideration payable under these arrangements is $18.7 million over three years.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2024 and December 31, 2023, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at December 31, 2024 and December 31, 2023 approximates their carrying value as reported on the consolidated balance sheets due to the relative short maturity of these instruments.

See Note 9 - Long-term Debt for fair value disclosures on our asset-backed line of credit and term loan debt under our syndicated credit agreement facilities.

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	December 31,
	2024	2023	2022
Costs incurred on uncompleted contracts	$122,951	$92,363	$70,329
Estimated profits, thereon	58,373	37,379	23,274
Total costs and estimated profits on uncompleted contracts	181,324	129,742	93,603
Less: billings to date	143,251	96,925	80,426
Total	$38,073	$32,817	$13,177

Such amounts were included in the accompanying Consolidated Balance Sheets for 2024 and 2023 under the following captions (in thousands):

	December 31,
	2024	2023	2022
Costs and estimated profits in excess of billings	$50,735	$42,323	$23,588
Billings in excess of costs and estimated profits	(12,662)	(9,506)	(10,411)
Net contract assets	$38,073	$32,817	$13,177
During the twelve months ended December 31, 2024, 2023, and 2022, $7.4 million, $10.4 million, and $3.6 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized into revenues, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment, net are as follows (in thousands):

	December 31,
	2024	2023
Land	$1,704	$2,023
Buildings and leasehold improvements	32,652	29,840
Furniture, fixtures and equipment	137,058	113,945
Finance lease right of use assets	23,612	15,171
Less – Accumulated depreciation and amortization	(113,470)	(99,361)
Property and equipment, net	$81,556	$61,618

Depreciation expense was $9.0 million, $8.4 million, and $9.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Capital expenditures by segment are included in Note 20 - Segment Reporting.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2024 (in thousands):

	Goodwill	Other Intangible Assets, Net	Total
Balances as of December 31, 2023	$343,991	$63,895	$407,886
Translation adjustment	(1,380)	(10)	(1,390)
Acquisitions	109,732	41,621	151,353
Amortization	—	(19,827)	(19,827)
Balances as of December 31, 2024	$452,343	$85,679	$538,022

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2023 (in thousands):

	Goodwill	Other Intangible Assets, Net	Total
Balances as of December 31, 2022	$333,759	$79,584	$413,343
Translation adjustment	464	15	479
Acquisitions	9,768	2,527	12,295
Amortization	—	(18,231)	(18,231)
Balances as of December 31, 2023	$343,991	$63,895	$407,886

The following table presents the goodwill balance by reportable segment as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Service Centers	$335,611	$270,865
Innovative Pumping Solutions	99,593	55,987
Supply Chain Services	17,139	17,139
Total	$452,343	$343,991
Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates.
Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives. Amortization expense was $19.8 million, $18.2 million, and $18.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

Amount
2025	$20,734
2026	17,982
2027	16,002
2028	13,851
2029	6,801
Thereafter	10,309
Total	$85,679
The weighted average remaining estimated life for customer relationships, trade names, and non-compete agreements are 5.8, 9.4, and 3.3 years, respectively.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2024	2023
ABL Revolver	$—	$—
Amended Senior Secured Term Loan B due October 13, 2030(1)	647,876	—
Senior Secured Term Loan B due October 13, 2030(2)	—	548,625
Promissory Note due November 1, 2029	1,000	—
Total debt	648,876	548,625
Less: current maturities	(6,595)	(5,500)
Total long-term debt	642,281	543,125
Unamortized discount and debt issuance costs	20,597	22,428
Long-term debt, net of unamortized discount and debt issuance costs	$621,684	$520,697
(1) The fair value of the Amended Term Loan B due October 13, 2030 using level 2 input values was $657.6 million as of December 31, 2024.
(2) The fair value of the Term Loan B due October 13, 2030 using level 2 input values was $554.1 million as of December 31, 2023.
Senior Secured Term Loan B:

On October 3, 2024, the Company entered into an amendment on its existing Senior Secured Term Loan B (the “Term Loan Amendment”), which provides for, among other things, an additional $105.0 million in new incremental commitments. The Term Loan Amendment refinanced the existing Senior Term Loan B and replaced it with an Amended Senior Secured Term Loan B with total borrowings of $649.5 million. The Amended Senior Secured Term Loan B amortizes in equal quarterly installments of 0.25%, with the remaining balance being payable on October 13, 2030, when the facility matures.

As of December 31, 2024 there was $647.9 million outstanding under the Amended Senior Secured Term Loan B.

Interest rate

Quarterly interest payments accrue on outstanding borrowings under the Amended Senior Secured Term Loan B at a rate equal to Term SOFR (with a floor of 1.00%) plus 3.75%, or base rate plus 2.75%. The Amended Senior Secured Term Loan B is guaranteed by each of the Company’s direct and indirect material wholly owned subsidiaries, other than any of the Company’s Canadian subsidiaries and certain other excluded subsidiaries.

The interest rate for the Amended Senior Secured Term Loan B was 8.32% as of December 31, 2024. The interest rate for the Senior Secured Term Loan B was 10.44% as of December 31, 2023

Facility Size Increases

The Amended Senior Secured Term Loan B allows for incremental increases in facility size up to an aggregate of $100 million.

Prepayments

We are required to repay the Amended Senior Secured Term Loan B with the proceeds from certain asset sales, certain debt issuances, and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Amended Senior Secured Term Loan B, reducing to 25% if our Total Leverage Ratio is less than or equal to 3.00 to 1.00. No payment of excess cash flow is required if the Total Leverage Ratio is less than or equal to 2.50 to 1.00.

In connection with the Term Loan Amendment the Company expensed third-party fees of $1.1 million and recognized a $0.5 million loss on debt extinguishment, which were included in Interest expense during 2024. Deferred financing costs associated with the Term Loan Amendment were $2.3 million which were amortized to interest expense using the interest method during 2024.

Restrictive Covenants

The Company’s primary financial covenant under the Term Loan B is a Secured Leverage Ratio, The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $200 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2024, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2024	5.75:1.00
March 31, 2025	5.75:1.00
June 30, 2025	5.50:1.00
September 30, 2025	5.50:1.00
December 31, 2025	5.50:1.00
March 31, 2026	5.25:1.00
June 30, 2026	5.25:1.00
September 30, 2026	5.25:1.00
December 31, 2026	5.00:1.00
March 31, 2027	5.00:1.00
June 30, 2027 and thereafter	4.75:1.00
As of December 31, 2024, the Company’s Secured Leverage Ratio was 2.43 to 1.00.
The Term Loan contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Company and its restricted subsidiaries to:

•make investments, including acquisitions;
•prepay certain indebtedness;
•grant liens;
•incur additional indebtedness;
•sell assets;
•make fundamental changes to our business;
•enter into transactions with affiliates; and
•pay dividends.

The Term Loan also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with certain of the baskets permitted by the restrictions on the repayment of subordinated indebtedness, restricted payments and investments being available only when the Senior Secured Leverage Ratio of the Company is below certain levels.

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

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the “ABL Revolver”). Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to Secured Overnight Financing Rate (“SOFR”) or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25% to 0.375% per annum. At December 31, 2024 the unused line fee was 0.375% and there were no amounts outstanding under the ABL Revolver.

Guarantees

Each of our current and future wholly owned material U.S. subsidiaries and DXP Enterprises, Inc. guarantees the obligations of our borrower under the ABL Revolver. Additionally, each of our Canadian subsidiaries guarantees the obligations of our Canadian borrower subsidiaries under the ABL Revolver.

Security

Obligations under the U.S. Borrowing Base are primarily secured, subject to certain exceptions, by a first-priority secure interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The security interest in accounts receivable, inventory, and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral which secures the Term Loan B. The obligations under the Canadian Borrowing Base are primarily secured, subject to certain exceptions, by a first-priority secure interest in the accounts receivable, inventory and related assets of our wholly owned, material Canadian subsidiaries and our wholly owned material U.S. subsidiaries.

Interest rate

The interest rate for the ABL Revolver was 7.75% and 8.75% as of December 31, 2024 and December 31, 2023, respectively.

Facility Size Increases

The ABL Credit Agreement allows for incremental increases in facility size up to an aggregate of $50 million.

Excess Availability

As of December 31, 2024, the borrowing availability under our credit facility was $125.6 million compared to $132.1 million at December 31, 2023, primarily as a result of outstanding letters of credit.

Financial Covenant

The Company's principal financial covenant under the ABL Credit Agreement include a Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement.

As of December 31, 2024, the Company's Fixed Charge Coverage Ratio was 1.70 to 1.00.

Maturities of Debt:

As of December 31, 2024, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Amount
2025	$6,595
2026	6,595
2027	6,595
2028	6,595
2029	7,095
Thereafter	615,401
Total	$648,876

NOTE 10 - INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$77,309	$79,785	$59,736
Foreign	7,663	7,146	6,165
Total income before taxes	$84,972	$86,931	$65,901

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current -
Federal	$22,066	$22,514	$18,591
State	5,217	2,620	4,501
Foreign	2,190	2,044	2,248
Total current	29,473	27,178	25,340
Deferred -
Federal	(13,597)	(7,679)	(5,875)
State	(1,347)	(1,133)	(1,083)
Foreign	(46)	(247)	(583)
Total deferred	(14,990)	(9,059)	(7,541)
Total current and deferred taxes	$14,483	$18,119	$17,799

The difference between income taxes computed at the statutory income tax rate and the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Income taxes computed at federal statutory rate	$17,844	$18,255	$13,839
State income taxes, net of federal benefit	1,935	1,669	2,701
Foreign taxes	352	144	122
Nondeductible expenses	1,048	2,670	1,158
Return to Provision Adjustment	(1,105)	—	—
Blended state rate change	1,122	(58)	240
General business credit	(6,399)	(4,811)	(250)
Valuation allowance	(57)	274	(1)
Restricted Stock	(2,056)	—	—
Uncertain tax positions	1,732	(33)	271
Other	67	9	(281)
Total income tax expense	$14,483	$18,119	$17,799

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$954	$879
Inventory	3,585	3,371
Texas research and development tax credit carryforward	2,232	2,239
Louisiana research and development tax credit carryforward	10	10
Foreign tax credit carryforward	64	64
Net operating loss carryforward	1,258	1,328
Capital loss carryforward	4	4
Accruals	9,814	8,190
ROU asset	304	220
Research expenses	40,650	23,822
Total deferred tax assets	58,875	40,127
Less valuation allowance	(221)	(278)
Total deferred tax asset, net of valuation allowance	58,654	39,849
Deferred tax liabilities:
Goodwill	(24,847)	(18,476)
Intangibles	(7,902)	(8,363)
Property and equipment	(10,204)	(7,885)
Deferred compensation	2,304	(215)
Unremitted foreign earnings	(421)	(421)
Method changes	(393)	(342)
Other	(243)	(643)
Total deferred tax liability	$(41,706)	$(36,345)
Net deferred tax asset	$16,948	$3,504

The Company records a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. As of December 31, 2024, the valuation allowance primarily relates to state operating loss and foreign capital loss carryforwards.

The following summarizes changes in the balance of valuation allowances on deferred tax assets (in thousands):

	2024	2023	2022
Balance at January 1	$(278)	$(4)	$(4)
Changes due to state operating loss and foreign capital loss carryforwards	57	(274)	—
Balance at December 31	$(221)	$(278)	$(4)

Expected tax benefit on carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2024, are as follows (in thousands):

	Domestic	Foreign	Expiration
Net operating loss - foreign	$—	$562	2034-2043
Net operating loss - federal (100%)	32	—	2037
Net operating loss - federal (80%)	447	—	Indefinite
Net operating loss - state	217	—	Indefinite
Capital loss carryforward - foreign	—	4	Indefinite
Foreign tax credits	64	—	2025
Texas research and development tax credits	2,232	—	2037-2043
Louisiana research and development tax credits	$10	$—	2025-2027

Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions are as follows (in thousands):

	Assets (Liabilities)
	2024	2023	2022
Balance at January 1,	$(5,755)	$(5,918)	$(6,316)
Decreases related to prior year tax positions	142	1,475	614
Increases related to current year tax positions	(3,089)	(1,312)	(216)
Balance at December 31,	$(8,702)	$(5,755)	$(5,918)

As of December 31, 2024, the Company had recorded a total tax benefit of $35.6 million related to federal and state research and development tax credits. This benefit is partially offset by $8.5 million uncertain tax position due to the uncertainty related to the realizability of the federal research and development tax credits. The Company is also recording a $0.2 million uncertain tax position related to non-deductible auto expense compensation. The total amount of these unrecognized tax benefits, if recognized, would impact the effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the consolidated financial statements consistent with the Company's policy. For the year ended December 31, 2024, the Company recorded $0.1 million tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally closed in the U.S. for the tax years prior to 2015 and outside the U.S. for the tax years ended prior to 2019. There is a 4 year statute of limitations for Canadian returns based on the date tax assessment is received, not filing date. Tax assessments are typically received within weeks of filing date.

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

Restricted Stock Awards

The Company grants restricted stock awards (“RSAs”) to employees and non-employee directors. RSAs qualify as participating securities as each award contains non-forfeitable rights to dividends. RSAs are considered outstanding at the date of grant. Refer to Note. 12 Earnings Per Share for further detail.

RSAs are subject to vesting periods between one to ten years. Compensation expense for RSAs is calculated based on the closing price of the Company’s common stock at the date of grant and recognized over the requisite vesting period on a straight-line basis. Unvested RSAs may be forfeited if employees or non-employee directors cease employment or services during the requisite vesting period. Forfeitures reduce expense at the time employment or service cease at the original grant date value. The Company issues new shares of common stock, if available, to settle vested RSAs. At December 31, 2024, 370,962 shares were available for grant.

Changes in RSAs for the twelve months ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2023	304,437	$27.60
Granted	127,860	$52.89
Forfeited	(9,644)	$26.96
Vested	(120,253)	$28.13
Non-vested at December 31, 2024	302,400	$38.11
Changes in RSAs for the twelve months ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2022	157,767	$28.64
Granted	215,554	$27.36
Forfeited	—	$—
Vested	(68,884)	$29.23
Non-vested at December 31, 2023	304,437	$27.60
Changes in RSAs for the twelve months ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2021	112,044	$31.72
Granted	113,077	$27.48
Forfeited	(8,785)	$31.96
Vested	(58,569)	$31.79
Non-vested at December 31, 2022	157,767	$28.64

Compensation expense, associated with RSAs, recognized in the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $4.7 million, $3.1 million and $1.9 million, respectively. Related income tax benefits recognized in earnings in the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were approximately $0.8 million, $0.8 million and $0.5 million, respectively.

The aggregate grant-date fair value of vested shares for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $3.4 million, $2.0 million and $1.9 million, respectively.

Unrecognized compensation expense under the 2016 Plan at December 31, 2024, December 31, 2023 and December 31, 2022 was $7.7 million, $5.9 million and $3.1 million, respectively. As of December 31, 2024, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 1.5 years.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2024	2023	2022
Basic earnings per share:
Weighted average shares outstanding	15,861	16,870	18,631

Net income attributable to DXP Enterprises, Inc.	$70,489	$68,812	$48,155
Series B convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	70,399	68,722	48,065
Per share amount	$4.44	$4.07	$2.58

Diluted earnings per share:
Weighted average shares outstanding	15,861	16,870	18,631
Assumed conversion of convertible preferred stock	840	840	840
Total dilutive shares	16,701	17,710	19,471

Net income attributable to common shareholders	$70,399	$68,722	$48,065
Series B convertible preferred stock dividend	90	90	90
Net income attributable to DXP Enterprises, Inc.	70,489	68,812	48,155
Per share amount	$4.22	$3.89	$2.47
Basic earnings per share have been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. For the year ended December 31, 2024, 2023, and 2022, the weighted average of the unvested RSAs were 302.8 thousand, 270.2 thousand, and 144.3 thousand shares respectively. The preferred stock is convertible into 840,000 shares of common stock.

NOTE 13 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,222 shares and 15,000 shares issued and outstanding as of December 31, 2024, 2023 and 2022, respectively. The preferred stock did not have any activity during 2024, 2023 and 2022.

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

The activity related to outstanding common stock was as follows (in thousands):

	December 31,
	2024	2023	2022
Common Stock:
Balance, beginning of period	16,177	17,690	18,580
Issuance of shares for compensation net of withholding	86	47	47
Restricted shares	(2)	147	47
Issuance of common stock related to purchase of businesses	—	—	267
Purchase of shares held in treasury	(566)	(1,707)	(1,251)
Balance, end of period	15,695	16,177	17,690

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

The following table represents total number of shares purchased, the amount paid, and the average price paid per share under share repurchase programs authorized by our Board of Directors:

	Twelve Months Ended December 31,
	2024	2023	2022
(in millions, except per share data)
Total number of shares purchased	0.6	1.7	1.3
Amount paid	$28.8	$54.7	$35.2
Average price paid per share	$50.87	$32.06	$28.17

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

	Twelve Months Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest(1)	$67,005	$48,954	$25,321
Cash paid for income taxes	$20,433	$21,839	$26,179
Shares repurchased held in treasury	$—	$—	$13,603

Non-cash investing and financing activities:
Treasury shares excise tax accruals	$(225)	$(519)	$—
Shares issued for acquisition	$—	$—	$5,757
(1) FY 2024 includes $9.3 million of interest associated with 2023 paid in 2024.

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

The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The Company from time-to-time engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2024 acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations”.

2024 Acquisitions

During the first quarter of 2024, the Company acquired three businesses for a total of $46.8 million. We acquired these three businesses to expand our water & wastewater end-market, enhance our aftermarket and service capabilities, as well as expand into new geographic territories.

During the second quarter of 2024, the Company acquired a pump and rotating equipment distribution company for $81.5 million. We acquired this business as part of our growth strategy and to maintain our leading position as the largest distributor of rotating equipment in North America.

During the third quarter of 2024, the Company acquired a rotating equipment distribution company for $36.8 million. We acquired this business to expand our water & wastewater end-market.

During the fourth quarter of 2024, the Company acquired two businesses for a total of $9.8 million. We acquired these two businesses to expand our water & wastewater end-market and our product categories.

The results for the seven businesses acquired during the year have been included in our Consolidated Financial Statements beginning on the respective dates of acquisition.

Purchase Price Allocation and Consideration

In aggregate, the acquisition-date fair value of the consideration transferred for the seven businesses acquired in 2024 totaled $174.9 million. The seven acquisitions contributed $91.3 million in Sales and $19.1 million in Net income attributable to common shareholders for the year ended December 31, 2024. The following table summarizes the total consideration, the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for the 2024 acquisitions:

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Total
Total Acquisitions	3	1	1	2	7

Cash payments	$40,661	$81,538	$31,564	$8,201	$161,964
Promissory Note due 11/1/ 2029	—	—	—	1,000	1,000
Contingent consideration	6,132	—	5,197	626	11,955
Total purchase price consideration	46,793	81,538	36,761	9,827	174,919
Tangible assets acquired	18,632	4,485	9,026	4,630	36,773
Intangible assets acquired	8,155	23,400	8,246	1,820	41,621
Total assets acquired	26,787	27,885	17,272	6,450	78,394
Total liabilities assumed	(8,605)	(2,652)	(1,205)	(745)	(13,207)
Net assets acquired	18,182	25,233	16,067	5,705	65,187
Goodwill	$28,611	$56,305	$20,694	$4,122	$109,732

The total cash and cash equivalents acquired for these seven acquisitions was $5.5 million. Transaction-related costs included within selling, general, and administrative expenses in the consolidated statements of operations was $1.6 million for the twelve months ended December 31, 2024.

The goodwill total of approximately $109.7 million is attributable primarily to expected synergies and the assembled workforce of each entity of which $22.6 million is deductible for tax purposes and $87.1 million is not deductible for tax purposes. Goodwill assigned to our SC and IPS segments as a result of these transactions was $66.2 million and $43.5 million, respectively.

Of the $41.6 million of acquired intangible assets, $2.3 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years and $3.7 million was assigned to trade names and will be amortized over a period of 10 years. In addition, $35.6 million was assigned to customer relationships and will be amortized over a period of 8 years.

Contingent Consideration

The acquisitions included contingent consideration arrangements that requires additional consideration to be paid based on the achievement of annual EBITDA targets over a one to three year period. The range of undiscounted amounts the Company may be required to pay under the contingent consideration agreement is between zero and $14.2 million. The combined fair value of the contingent consideration recognized on each acquisition date of $11.9 million was estimated by using a weighted probability of possible payments. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 9.8%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. The changes in the fair value of the contingent consideration are measured during each reporting period and reflected in our results of operations. The fair value measurement includes earnings forecasts which are a Level 3 measurement as discussed in Note 5 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) achieved to the estimated EBITDA used in our forecasts.

Pro Forma Results of Operations (unaudited)

The following unaudited supplemental pro forma results of operations for the Company which incorporate the acquisitions completed in 2024, 2023 and 2022, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Years Ended December 31,
(in thousands)	2024	2023	2022
Sales	$1,856,860	$1,794,749	$1,513,743
Net income attributable to common shareholders	$84,327	$82,738	$54,527

The pro forma combined results of operations for the years ended December 31, 2024, 2023, and 2022 were prepared by adjusting the historical results of the Company to include the historical results of the businesses acquired in each year as if the business combinations that occurred during each year had occurred as of the beginning of the comparable prior annual reporting period.

2023 Acquisitions

During the second quarter of 2023, the Company acquired two businesses for a total of $11.7 million. We acquired these two businesses to expand our water & wastewater end-market by expanding into new geographic territories, enhance our product capabilities, and attract and retain talent.

During the fourth quarter of 2023, the Company acquired a leading municipal and industrial pump sales, service, and repair business for $1.7 million. We acquired this company to enhance our end-markets as well as expand into additional geographic territories.

In aggregate, the acquisition-date fair value of the consideration transferred for the three businesses acquired in 2023 totaled $13.4 million. The three acquisitions contributed $7.6 million in Sales and $0.8 million in Net income attributable to common shareholders for the year ended December 31, 2023. The following table summarize the total consideration, the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for the 2023 acquisitions:

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Total
Total Acquisitions	—	2	—	1	3

Cash payments	$—	$9,235	$—	$1,502	$10,737
Contingent consideration	—	2,498	—	184	2,682
Total purchase price consideration	—	11,733	—	1,686	13,419
Tangible assets acquired	—	3,379	—	146	3,525
Intangible assets acquired	—	2,142	—	385	2,527
Total assets acquired	—	5,521	—	531	6,052
Total liabilities assumed	—	(2,260)	—	(141)	(2,401)
Net assets acquired	—	3,261	—	390	3,651
Goodwill	$—	$8,472	$—	$1,296	$9,768

2022 Acquisitions

During the first quarter of 2022 the Company acquired two businesses for $9.0 million. We acquired these two businesses to diversify our end-markets and expand into new geographic territories.

During the second quarter of 2022 the Company acquired a leading distributor of air compressors and related products and services for $52.3 million. We acquired this business to diversify our end-markets, enhance our product and service offerings, and attract and retain talent.

During the third quarter of 2022, the Company acquired a leading distributor and manufacturers’ representative of pumps, valves, controls, and process equipment for $6.5 million. We acquired this company to expand our water and wastewater end-market, expand our geographic territories, expand our product offerings, and attract and retain talent.

In aggregate, the acquisition-date fair value of the consideration transferred for the four businesses acquired in 2022 totaled $67.9 million. The four acquisitions contributed $41.5 million in Sales and $8.4 million in Net income attributable to common shareholders for the year ended December 31, 2022. The following table summarize the total consideration, the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for the 2022 acquisitions:

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Total
Total Acquisitions	2	1	1	—	4

Cash payments	$5,832	$43,483	$4,615	$—	$53,930
Common stock consideration	527	4,365	865	—	5,757
Contingent consideration	2,689	4,484	1,027	—	8,200
Total purchase price consideration	9,048	52,332	6,507	—	67,887
Tangible assets acquired	3,274	16,046	3,642	—	22,962
Intangible assets acquired	1,193	17,677	560	—	19,430
Total assets acquired	4,467	33,723	4,202	—	42,392
Total liabilities assumed	(1,290)	(11,886)	(167)	—	(13,343)
Net assets acquired	3,177	21,837	4,035	—	29,049
Goodwill	$5,871	$30,495	$2,472	$—	$38,838

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

NOTE 18 - OTHER INCOME AND EXPENSE, NET

The components of other (income) expense, net were as followed:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Interest income	$(4,766)	$(2,680)	$(191)
Change in fair value of contingent consideration	745	1,738	2,311
Other, net	504	(413)	596
Other (income) expense, net	$(3,517)	$(1,355)	$2,716

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

Geographical Information
Revenues are presented in geographic area based on location of the facility shipping products or providing services.

The Company’s revenues by geographical location are as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Revenues
United States	$1,721	$1,602	$1,402
Canada	79	75	79
Other	2	2	—
Total	$1,802	$1,679	$1,481

NOTE 20 – SEGMENT REPORTING

We have three reportable and operating segments: Service Centers, Innovative Pumping Solutions and Supply Chain Services.

The Service Centers segment is engaged in providing maintenance, MRO products and equipment, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories.

The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, re-manufactures pumps, manufactures branded private label pumps, and provides products and process lines for the water and wastewater treatment industries.

The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

No customer accounts for 10% or more of our revenues. Sales are shown net of intersegment eliminations.

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions.

These segments were determined primarily on the distribution channels of the products and services offered and the nature of the customer markets and the primary driver of the customers spend. The Company's CODM directs the allocation of resources to these segments based upon historical and current revenue, direct operating expenses, operating income, and capital expenditures of each respective segment. The allocation of resources across these segments is dependent upon, among other factors, the segments' historical or future expected operating margins; the segments' historical or future expected returns on capital; outlook within a specific market; opportunities to grow profitability; new products, services or new customer accounts; confidence in management; and competitive landscape and intensity.

As a part of the Company's annual business planning, the CODM reviews our reportable segment composition and financial performance. As a result of this review, on January 1st, 2024, we moved certain branch locations previously reported under our IPS segment to our SC segment. Prior period segment disclosures have been recast.

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2024
Total Revenue	$1,222,599	$323,026	$256,415	$1,802,040
Operating income for reportable segments	$174,995	$53,736	$21,742	$250,473
Identifiable assets at year end	$764,533	$311,429	$62,760	$1,138,722
Capital expenditures	$4,423	$2,586	$13	$7,022
Depreciation	$3,142	$3,379	$32	$6,553
Amortization of finance leases	$3,594	$508	$133	$4,235

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2023
Total Revenue	$1,199,501	$218,731	$260,368	$1,678,600
Operating income for reportable segments	$172,095	$35,147	$21,522	$228,764
Identifiable assets at year end	$660,209	$233,552	$62,610	$956,371
Capital expenditures	$6,065	$1,972	$—	$8,037
Depreciation	$2,734	$3,713	$27	$6,474
Amortization of finance leases	$3,026	$214	$45	$3,285

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2022
Total Revenue	$1,041,462	$198,895	$240,475	$1,480,832
Operating income for reportable segments	$132,421	$24,773	$19,547	$176,741
Identifiable assets at year end	$668,029	$223,369	$90,771	$982,169
Capital expenditures	$1,849	$2,368	$43	$4,260
Depreciation	$2,998	$4,512	$144	$7,654

	Years Ended December 31,
	2024	2023	2022
Income from operations for reportable segments	$250,473	$228,764	$176,741
Adjustments for:
Amortization of intangible assets(1)	19,827	18,231	18,915
Corporate expenses	85,264	71,811	60,074
Income from operations	$145,382	$138,722	$97,752
Interest expense	63,927	53,146	29,135
Other expense (income), net	(3,517)	(1,355)	2,716
Income before income taxes	$84,972	$86,931	$65,901
(1) Amortization of intangible assets is recorded at the corporate level.
Corporate expenses includes selling, general, and administrative expenses, amortization of finance leases, and other expenses that are not directly attributable to a reportable segment. The Company had capital expenditures at corporate of $18.0 million, $4.2 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company had identifiable assets at corporate of $210.8 million, $221.1 million, and $55.1 million as of December 31, 2024, 2023, and 2022, respectively. Corporate depreciation was $2.5 million, $1.9 million, and $1.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Amortization of finance leases for Corporate was $0.3 million and $0.2 million for the years ended December 31, 2024 and December 31, 2023.

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

The Company incurred approximately $1.9 million, $1.8 million, and $1.9 million in lease expenses to entities controlled by the Company’s Chief Executive Officer and family for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 22 - SUBSEQUENT EVENTS

On February 1, 2025 the Company completed the acquisition of a leading distributor of pumps, process equipment, and related service and repairs. We acquired this company in order to expand our end-markets and expand our geographic territories. The acquisition was not material to our consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), which have been designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

We have excluded 7 entities from our assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in purchase business combinations during 2024. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total sales excluded from our assessment of internal control over financial reporting of approximately 4 percent and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 as stated in their report which appears in Item 8 of this Form 10-K.

REMEDIATION OF PREVIOUSLY IDENTIFIED MATERIAL WEAKNESSES

As of December 31, 2024 and as disclosed our Form 10-Q for the period ended September 30,2024, management has concluded that all previously reported material weaknesses have been remediated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

*19.1	Insider Trading Policy

*21.1	Subsidiaries of the Company.

*22.1	Subsidiary Guarantors of Guaranteed Securities.

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

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

*101
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.

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

Dated: March 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	March 10, 2025
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President Corporate Development	March 10, 2025
Kent Yee	Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

/s/David Molero Santos	Vice President and Chief Accounting Officer	March 10, 2025
David Molero Santos	(Principal Accounting Officer)

/s/Timothy P. Halter	Director	March 10, 2025
Timothy P. Halter

/s/David Patton	Director	March 10, 2025
David Patton

/s/Joseph Mannes	Director	March 10, 2025
Joseph Mannes

/s/Karen Hoffman Morris	Director	March 10, 2025
Karen Hoffman Morris