Form 10-Q
period 2025-03-31
DXP ENTERPRISES INC
filed 2025-05-08
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of May 2, 2025: 15,694,290.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2025	2024

Sales	$476,569	$412,635
Cost of sales	326,304	288,753
Gross profit	150,265	123,882
Selling, general and administrative expenses	109,750	94,751
Income from operations	40,515	29,131
Interest expense	14,660	15,544
Other income, net (Note 15)	(1,318)	(1,968)
Income before income taxes	27,173	15,555
Provision for income taxes	6,584	4,223
Net income	20,589	11,332
Preferred stock dividend	23	23
Net income attributable to common shareholders	20,566	11,309

Net income	$20,589	$11,332
Foreign currency translation adjustments	86	(614)
Comprehensive income	$20,675	$10,718

Earnings per share (Note 9):
Basic	$1.31	$0.70
Diluted	$1.25	$0.67

Weighted average common shares outstanding:
Basic	15,698	16,128
Diluted	16,538	16,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$114,283	$148,320
Restricted cash	—	91
Accounts receivable, net of allowance of $3,537 and $5,172, respectively	357,764	339,365
Inventories	109,876	103,113
Costs and estimated profits in excess of billings	47,844	50,735
Prepaid expenses and other current assets	31,989	20,250
Total current assets	661,756	661,874
Property and equipment, net	97,658	81,556
Goodwill	459,963	452,343
Other intangible assets, net	83,608	85,679
Operating lease right of use assets, net	59,597	46,569
Other long-term assets	19,930	21,473
Total assets	$1,382,512	$1,349,494

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$6,595	$6,595
Trade accounts payable	114,301	103,728
Accrued wages and benefits	39,334	41,650
Customer advances	13,477	13,655
Billings in excess of costs and estimated profits	19,779	12,662
Short-term operating lease liabilities	16,608	14,921
Other current liabilities	35,323	50,773
Total current liabilities	245,417	243,984
Long-term debt, net of unamortized debt issuance costs and discounts	620,901	621,684
Long-term operating lease liabilities	44,583	33,159
Other long-term liabilities	26,952	27,879
Total long-term liabilities	692,436	682,722
Total liabilities	937,853	926,706
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,402,063 issued and 15,694,290 outstanding at March 31, 2025 and 20,402,861 issued and 15,695,088 outstanding at December 31, 2024	204	204
Additional paid-in capital	220,702	219,511
Retained earnings	410,236	389,670
Accumulated other comprehensive loss	(33,524)	(33,610)
Treasury stock, at cost 4,707,773 and 4,707,773 shares, respectively	(152,975)	(153,003)
Total DXP Enterprises, Inc. equity	444,659	422,788
Total liabilities and equity	$1,382,512	$1,349,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,589	$11,332
Reconciliation of net income to net cash provided by operating activities:
Depreciation	2,316	2,208
Amortization of intangibles and fixed assets	6,818	5,330
Amortization of debt issuance costs	965	895
Gain on sale of property and equipment	(325)	—
Recovery of credit losses	(1,322)	(1,200)
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(17)
Fair value adjustment on contingent consideration	183	(194)
Restricted stock compensation expense	1,317	864
Deferred income taxes	3,943	(3,056)
Other non-cash items	(6,100)	(1,246)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(13,202)	8,993
Costs and estimated profits in excess of billings	2,893	7,052
Inventories	(3,525)	754
Prepaid expenses and other assets	(2,369)	(2,667)
Accounts payable	6,505	(6,811)
Accrued expenses	(3,569)	(892)
Billings in excess of costs and estimated profits	6,764	(1,301)
Income taxes	(18,908)	6,945
Net cash provided by operating activities	$2,973	$26,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,914)	(2,894)
Proceeds from the sale of property and equipment	2,699	—
Acquisition of businesses, net of cash acquired	(12,850)	(39,261)
Net cash used in investing activities	$(30,065)	$(42,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(1,624)	(1,375)
Debt issuance costs	(125)	—
Shares repurchased held in treasury	—	(14,815)
Payment for acquisition contingent consideration liability	(3,820)	(983)
Preferred stock dividends paid	(23)	(23)
Payment for employee taxes withheld from stock awards	(126)	(54)
Principal payments on finance leases	(1,365)	(896)
Net cash used in financing activities	$(7,083)	$(18,146)
Effect of foreign currency on cash	47	(111)
Net change in cash and restricted cash	(34,128)	(33,423)
Cash and restricted cash at beginning of period	148,411	173,211
Cash and restricted cash at end of period	$114,283	$139,788

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2024	$1	$15	$204	$219,511	$389,670	$(33,610)	$(153,003)	$422,788
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,317	—	—	—	1,317
Tax related items for share based awards	—	—	—	(126)	—	—	—	(126)
Currency translation adjustment	—	—	—	—	—	86	—	86
Excise tax on share repurchases	—	—	—	—	—	—	28	28
Net income	—	—	—	—	20,589	—	—	20,589
Balance at March 31, 2025	$1	$15	$204	$220,702	$410,236	$(33,524)	$(152,975)	$444,659

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(31,240)	$(123,995)	$380,879
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	864	—	—	—	864
Tax related items for share based awards	—	—	—	(54)	—	—	—	(54)
Currency translation adjustment	—	—	—	—	—	(614)	—	(614)
Repurchases of shares	—	—	—	—	—	—	(16,805)	(16,805)
Excise tax on share repurchases	—	—	—	—	—	—	(115)	(115)
Net income	—	—	—	—	11,332	—	—	11,332
Balance at March 31, 2024	$1	$15	$345	$217,292	$330,580	$(31,854)	$(140,915)	$375,464

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation
The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") not all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP are required. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024 that are included in our annual report on Form 10-K filed with the SEC on March 10, 2025 (“Annual Report”).

Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation. Such reclassifications did not have a material effect on our consolidated statements of operations and comprehensive income, balance sheets, cash flows or equity.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU would result in additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

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

As of March 31, 2025, there was $12.7 million in other current and other long-term liabilities for contingent consideration associated with the recent acquisitions. See further discussion at Note 12 - Business Acquisitions.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the three months ended March 31, 2025 (in thousands):

Contingent Consideration
*Beginning balance at December 31, 2024	$16,322
Acquisitions and settlements:
Acquisitions (Note 12)	—
Settlements	(3,820)
Total remeasurement adjustments:
Changes in fair value recorded in other expense (income), net	183
*Ending Balance at March 31, 2025	$12,685
*Amounts included in other current liabilities were $7.2 million and $8.0 million for the periods ending March 31, 2025 and December 31, 2024, respectively. Amounts included in other long-term liabilities were $5.5 million and $8.3 million for the periods ending March 31, 2025 and December 31, 2024, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 9.5 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of March 31, 2025, the maximum amount of contingent consideration payable under these arrangements is $14.5 million over three years.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at March 31, 2025 and December 31, 2024 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments.

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

The carrying values of inventories are as follows (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$93,859	$89,780
Work in process	16,017	13,333
Inventories	$109,876	$103,113

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$132,231	$122,951
Estimated profits, thereon	63,609	58,373
Total costs and estimated profits on uncompleted contracts	195,840	181,324
Less: billings to date	167,775	143,251
Net	$28,065	$38,073

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for March 31, 2025 and December 31, 2024 under the following captions (in thousands):

	March 31, 2025	December 31, 2024
Costs and estimated profits in excess of billings	$47,844	$50,735
Billings in excess of costs and estimated profits	(19,779)	(12,662)
Net	$28,065	$38,073

During the three months ended March 31, 2025 and 2024, $5.1 million and $1.4 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur.

Our effective tax rate from continuing operations was a tax expense of 24.2 percent for the three months ended March 31, 2025 compared to a tax expense of 27.2 percent for the three months ended March 31, 2024. Compared to the U.S. statutory rate for the three months ended March 31, 2025, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and partially offset by research and development tax credits and other tax credits.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts would be classified as a component of income tax provision (benefit) in the financial statements consistent with the Company’s policy.

The Organization of Economic Cooperation and Development (OECD) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of March 31, 2025, DXP anticipates the impact of Pillar Two to be immaterial to the Company based on current legislation that has been enacted to date.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
ABL Revolver	$—	$—
Amended Senior Secured Term Loan B due October 13, 2030(1)	646,253	647,876
Promissory Note due November 1, 2029	1,000	1,000
Total debt	647,253	648,876
Less: current maturities	(6,595)	(6,595)
Total long-term debt	$640,658	$642,281
Unamortized discount and debt issuance costs	19,757	20,597
Long-term debt, net of unamortized discount and debt issuance costs	$620,901	$621,684
(1) The fair value of the Amended Term Loan B due October 13, 2030 using level 2 input values was $645.4 million and $657.6 million as of March 31, 2025 and December 31, 2024, respectively.

Senior Secured Term Loan B:

On October 3, 2024, the Company entered into an amendment on its existing Senior Secured Term Loan B (the “Term Loan Amendment”), which provides for, among other things, an additional $105.0 million in new incremental commitments. The Term Loan Amendment refinanced the existing Senior Term Loan B and replaced it with an Amended Senior Secured Term Loan B with total borrowings of $649.5 million. The Senior Secured Term Loan B amortizes in equal quarterly installments of 0.25%, with the remaining balance being payable on October 13, 2030, when the facility matures.

As of March 31, 2025 there was $646.3 million outstanding under the Amended Senior Secured Term Loan B.

Interest rate

The interest rate for the Amended Senior Secured Term Loan B was 8.07% and 8.32% as of March 31, 2025 and December 31, 2024, respectively.

Facility Size Increases

The Senior Secured Term Loan B allows for incremental increases in facility size up to an aggregate of $100 million.

Prepayments

We are required to repay the Senior Secured Term Loan B with the proceeds from certain asset sales, certain debt issuances, and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Senior Secured Term Loan B, reducing to 25% if our Total Leverage Ratio is less than or equal to 3.00 to 1.00. No payment of excess cash flow is required if the Total Leverage Ratio is less than or equal to 2.50 to 1.00.

Restrictive Covenants

The Company’s primary financial covenant under the Term Loan B is a Secured Leverage Ratio, The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio as of March 31, 2025 to be less than 5.75 to 1.00.

As of March 31, 2025, the Company’s Secured Leverage Ratio was 2.50 to 1.00.

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to SOFR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25% to 0.375% per annum. At March 31, 2025 the unused line fee was 0.375% and there were no amounts outstanding under the ABL Revolver.

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

Excess Availability

The borrowing availability under our credit facility was $108.9 million and $125.6 million at March 31, 2025 and December 31, 2024, respectively.

Interest rate

The interest rate for the ABL Revolver was 7.75% and 7.75% as of March 31, 2025 and December 31, 2024, respectively.

Facility Size Increases

The ABL Credit Agreement allows for incremental increases in facility size up to an aggregate of $50 million.

Financial Covenant

The Company's principal financial covenant under the ABL Credit Agreement include a Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of March 31, 2025, the Company's Fixed Charge Coverage Ratio was 1.88 to 1.00.

The Company was in compliance with all financial covenants as of March 31, 2025.

As of March 31, 2025, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Amount
2025	$4,971
2026	6,595
2027	6,595
2028	6,595
2029	7,095
Thereafter	615,402
Total	$647,253

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic earnings per share:
Weighted average shares outstanding	15,698	16,128
Net income attributable to DXP Enterprises, Inc.	$20,589	$11,332
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$20,566	$11,309
Per share amount	$1.31	$0.70

Diluted earnings per share:
Weighted average shares outstanding	15,698	16,128
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	16,538	16,968
Net income attributable to common shareholders	$20,566	$11,309
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$20,589	$11,332
Per share amount	$1.25	$0.67

As of March 31, 2025 and 2024, the weighted average of the unvested restricted stock awards ("RSAs") were 302,647 and 296,425 shares, respectively. The preferred stock is convertible into 840,000 shares of common stock.

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

As a part of the Company's annual business planning, the CODM reviews our reportable segment composition and financial performance. As a result of this review, on January 1st, 2025, we moved certain branch locations previously reported under our IPS segment to our SC segment. Prior period segment information has not been recast, as the changes to our segment composition did not have a material impact on the operating results of our reportable segments.

The following table sets out financial information related to the Company's segments excluding amortization (in thousands):

Three Months Ended March 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2025
Total Revenue	$327,075	$86,182	$63,312	$476,569
Operating income for reportable segments	47,045	13,406	5,564	66,015
Identifiable assets at year end	782,602	319,897	88,481	1,190,980
Capital expenditures	2,037	574	—	2,611
Depreciation	937	795	8	1,740
Amortization of finance leases	$1,137	$192	$41	$1,370

Three Months Ended March 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total
2024
Total Revenue	$288,435	$62,216	$61,984	$412,635
Operating income for reportable segments	40,320	6,970	5,262	52,552
Identifiable assets at year end	666,756	261,967	86,850	1,015,573
Capital expenditures	906	640	13	1,559
Depreciation	742	853	8	1,603
Amortization of finance leases	$772	$94	$30	$896

The following table presents reconciliations of income from operations for reportable segments to the consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Income from operations for reportable segments	$66,015	$52,552
Adjustment for:
Amortization of intangible assets	5,355	4,369
Corporate expenses	20,145	19,052
Income from operations	$40,515	$29,131
Interest expense	14,660	15,544
Other income, net	(1,318)	(1,968)
Income before income taxes	$27,173	$15,555
Corporate expenses includes selling, general, and administrative expenses, amortization of finance leases, and other expenses that are not directly attributable to a reportable segment. The Company had capital expenditures at corporate of $17.3 million and $1.3 million for the periods ended March 31, 2025 and 2024, respectively.

The Company had identifiable assets at corporate of $191.5 million and $168.6 million as of March 31, 2025 and 2024, respectively. Corporate depreciation was $0.6 million and $0.6 million for the periods ended March 31, 2025 and 2024, respectively.

Amortization of finance leases for Corporate was $0.1 million and $0.1 million for the years ended March 31, 2025 and 2024, respectively.

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

During the first quarter of 2025, the Company acquired one business for a total of $12.9 million. We acquired this company to expand our platforms and to maintain our leading position as the largest distributor of rotating equipment in North America.

A summary of the preliminary allocation of the total purchase consideration of our business acquisition during the three months ended March 31, 2025 is presented as follows (in thousands):

Total
Total Acquisitions	1

Total purchase price consideration	$12,851
Tangible assets acquired	8,030
Intangible assets acquired	3,284
Total assets acquired	$11,314
Total liabilities assumed	(4,983)
Net assets acquired	6,331
Goodwill	$6,520

The total purchase consideration related to our acquisition during the period consisted of cash consideration. The total cash and cash equivalents acquired for this acquisition was $0.1 million. Transaction-related costs included within selling, general, and administrative expenses in the consolidated statements of operations was $0.3 million for the three months ended March 31, 2025.

The goodwill total of approximately $6.5 million assigned to our SC segment was primarily attributable to expected synergies and the assembled workforce of the entity. The total amount of goodwill expected to be deductible for tax purposes is $6.5 million.

The acquisition's operating results are included within the Company's consolidated statements of operations from the date of acquisition, which were not material for the three months ended March 31, 2025. Pro forma results of operations information have not been presented, as the effects of the acquisitions were not material to our financial results.

Of the $3.3 million of acquired intangible assets, $0.2 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, and $3.1 million was assigned to customer relationships and will be amortized over a period of 8 years.

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

The following table represents total number of shares purchased, the amount paid, and the average price paid per share under share repurchase programs authorized by our Board of Directors:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Total number of shares purchased	—	326.4
Amount paid	$—	$16,805
Average price paid per share	$—	$51.49

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,695	$14,649
Cash paid for income taxes	20,334	14,693

Non-cash investing and financing activities:
Treasury shares repurchase accruals	$(28)	$2,105

NOTE 15 - OTHER INCOME AND EXPENSES

The components of other (income) expense were as followed:

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest income	(1,032)	(1,873)
Change in fair value of contingent consideration	183	(194)
Other, net	(469)	99
Total	(1,318)	(1,968)

NOTE 16 - REVENUE

The Company disaggregates revenue based upon our geography and our reportable segments - Service Centers, Innovative Pumping Solutions and Supply Chain Services. Each of our geographic and reportable business segments are impacted and influenced by varying factors, including the macroeconomic environment, maintenance and capital spending and commodity prices and exploration and production activity. As such, we believe this information is important in depicting the nature, timing and uncertainty of our contracts with customers. The following Geographical Information and Note 11 - Segment Reporting present our revenue disaggregated by source.

Geographical Information
Revenues are presented in geographic area based on location of the facility shipping products or providing services.

The Company’s revenues by geographical location are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues
United States	$457,240	$394,880
Canada	18,988	17,075
Other	341	680
Total	$476,569	$412,635

NOTE 17 - SUBSEQUENT EVENT

On May 1st 2025, the Company acquired an industrial repair business located in Sparks, Nevada. We acquired this business to enhance our repair and service capabilities within the rotating equipment market and expand into the Nevada market.

The Company used cash on its balance sheet to fund the approximate $1.0 million purchase.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2025 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but are not limited to, the effectiveness of management's strategies and decisions; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operations; other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service; decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors; our ability to manage changes and the continued health or availability of management personnel; and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 10, 2025. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

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

CURRENT MARKET CONDITIONS AND OUTLOOK

The global economy continues to experience elevated levels of volatility and uncertainty, driven by a combination of geopolitical developments and macroeconomic factors. Recent imposition of new and expanded tariffs have further contributed to disruptions in the capital markets and global supply chains. These developments may impact the Company’s operations, financial condition, and results of operations.

The Company is actively monitoring economic conditions in the U.S. and internationally, including the potential ramifications of evolving trade policies, changes in interest rates, inflationary pressures, and the risk of a global or regional economic recession. In response to these factors, the Company is continuously reviewing various strategies designed to mitigate certain adverse effects of changing inflationary conditions and supply chain challenges, while continuing to maintain market price competitiveness.

Historically, the Company's broad and diverse customer base and the generally non-discretionary nature of its products have provided a degree of resilience during periods of economic contraction in the industrial MRO market. However, the ultimate impact of ongoing macroeconomic conditions, including recent tariff-related developments, remains uncertain and cannot be predicted at this time.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2024 Form 10-K.

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. For the three months ended March 31, 2025, we had approximately $413.3 million in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 17.9 percent compared to the three months ended March 31, 2024. Our performance has been strengthened by price increases from our vendors and suppliers and the Company's acquisition activity. During the three months ended March 31, 2025, $13.2 million was associated with recent acquisitions in the water and wastewater markets.

Supply Chain Services Segment

For the three months ended March 31, 2025, we had approximately $63.3 million in sales in our Supply Chain Services segment, an increase of approximately 2.1 percent compared to the three months ended March 31, 2024. This is primarily due to new customer facilities, slightly offset by facility closures due to the inherent efficiencies we bring to customers as part of our value proposition. As we move forward and given our increasing demand, we expect our performance to be driven by either the addition of new customers or an increase in spend by our existing customers.

Matters Affecting Comparability

Our results of operations are not directly comparable on a year-over-year basis due to various prior acquisitions and the varying size and number of acquisitions in any comparable period. We account for acquisitions under Accounting Standards Codification 805, Business Combinations ("ASC 805"). Accordingly, the results of acquisitions are included subsequent to their respective acquisition dates and the Company provides detail around Organic and Acquisition Sales as defined in our Key Business Metrics. During the three months ended March 31, 2025, acquisition sales were $31.1 million compared $11.8 million for the three months ended March 31, 2024.

From time to time, typically based upon a leap year, our comparable business days may not equal each other. There were 63 business days during the three months ended March 31, 2025 and 63 business days during the three months ended March 31, 2024, as such there was no comparability impact this quarter.

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

	Three Months Ended March 31,
	2025	2024
Sales by Business Segment
Service Centers	$327,075	$288,435
Innovative Pumping Solutions	86,182	62,216
Supply Chain Services	63,312	61,984
Total DXP Sales	$476,569	$412,635
Acquisition Sales	$31,112	$11,775
Organic Sales	$445,457	$400,860

Business Days	63	63
Sales per Business Day	$7,565	$6,550
Organic Sales per Business Day	$7,071	$6,363

Gross Profit	$150,265	$123,882
Gross Profit Margin	31.5%	30.0%
EBITDA	$50,967	$38,637
EBITDA Margin	10.7%	9.4%
Adjusted EBITDA	$52,519	$40,343
Adjusted EBITDA Margin	11.0%	9.8%
Free Cash Flow	$(16,941)	$24,095

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

Free Cash Flow

We define and calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment.

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

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	%	2024	%
Sales	$476,569	100.0%	$412,635	100.0%
Cost of sales	326,304	68.5%	288,753	70.0%
Gross profit	150,265	31.5%	123,882	30.0%
Selling, general and administrative expenses	109,750	23.0%	94,751	23.0%
Income from operations	40,515	8.5%	29,131	7.1%
Interest expense	14,660	3.1%	15,544	3.8%
Other income, net	(1,318)	(0.3)%	(1,968)	(0.5)%
Income before income taxes	27,173	5.7%	15,555	3.8%
Provision for income tax expense	6,584	1.4%	4,223	1.0%
Net income	$20,589	4.3%	$11,332	2.7%

Earnings per share:
Basic	$1.31		$0.70
Diluted	$1.25		$0.67

SALES. Sales for the three months ended March 31, 2025 increased $63.9 million, or 15.5 percent, to approximately $476.6 million from $412.6 million for the prior year's corresponding period. The overall increase in sales was the result of an increase in sales in our SC, IPS, and SCS segments of $38.6 million, $24.0 million, and $1.3 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

	Three Months Ended March 31,
	2025	2024	Change	Change%
Sales by Business Segment
Service Centers	$327,075	$288,435	$38,640	13.4%
Innovative Pumping Solutions	86,182	62,216	23,966	38.5%
Supply Chain Services	63,312	61,984	1,328	2.1%
Total DXP Sales	$476,569	$412,635	$63,934	15.5%

Service Centers segment. Sales for the SC segment increased $38.6 million, or 13.4 percent, for the three months ended March 31, 2025, compared to the prior year's corresponding period. This sales increase was the result of increases within our Texas Gulf Coast, Ohio River Valley, and California regions, offset by decreases in our North Rockies region. Additionally, $17.9 million in sales increase was associated with recent acquisitions.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $24.0 million, or 38.5 percent, for the three months ended March 31, 2025, compared to the prior year's corresponding period. This sales increase was the result of increases within our fabrication and global solutions groups. Additionally, $13.2 million was associated with recent acquisitions in the water and wastewater markets.

Supply Chain Services segment. Sales for the SCS segment increased by $1.3 million, or 2.1 percent, for the three months ended March 31, 2025, compared to the prior year's corresponding period. The increase in sales was primarily the result of increases within our oil and gas end market, offset by decreases in our bearings and powertrain end markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended March 31, 2025 increased by $15.0 million, or 15.8 percent, to $109.8 million from $94.8 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll, incentive compensation and related taxes and 401(k) expenses.

OPERATING INCOME. Operating income for the first quarter of 2025 increased by $11.4 million to $40.5 million, from $29.1 million in the prior year's corresponding period. This increase in operating income was primarily driven by increases in our SC and IPS segments.

INTEREST EXPENSE. Interest expense for the first quarter of 2025 decreased $0.9 million compared to the prior year's corresponding period. This decrease was primarily due to the Company refinancing its Term Loan during the fourth quarter of 2024.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 24.2 percent for the three months ended March 31, 2025, compared to a tax expense of 27.2 percent for the three months ended March 31, 2024. Compared to the U.S. statutory rate for the three months ended March 31, 2025, the effective tax rate was increased by state taxes, foreign taxes, nondeductible expenses, and uncertain tax positions recorded for research and development tax credits and partially offset by research and development tax credits and other tax credits.

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

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Service Centers	$327,075	$288,435
Innovative Pumping Solutions	86,182	62,216
Supply Chain Services	63,312	61,984
Total DXP Sales	$476,569	$412,635
Acquisition Sales	$31,112	$11,775
Organic Sales	$445,457	$400,860

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

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income attributable to DXP Enterprises, Inc.	$20,589	$11,332
Plus: Interest expense	14,660	15,544
Plus: Provision for income tax expense	6,584	4,223
Plus: Depreciation and amortization	9,134	7,538
EBITDA	$50,967	$38,637
Plus: other non-recurring items(1)	235	842
Plus: stock compensation expense	1,317	864
Adjusted EBITDA	$52,519	$40,343

Operating Income Margin	8.5%	7.1%
EBITDA Margin	10.7%	9.4%
Adjusted EBITDA Margin	11.0%	9.8%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$2,973	$26,989
Less: purchases of property and equipment	(19,914)	(2,894)
Free Cash Flow	$(16,941)	$24,095

LIQUIDITY AND CAPITAL RESOURCES

General Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We continue to generate adequate cash from operating activities. We believe that our operating cash flow, cash on hand, and other sources of liquidity including our ABL and Term Loan B, will be sufficient to allow us to continue investing in the business including capital expenditures, strategic acquisitions and investments, paying interest and servicing debt, repurchasing common stock when deemed appropriate, and manage our capital structure on a short-term and long-term basis.

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

Cash

As of March 31, 2025, we had available cash of $114.3 million and credit facility availability of $108.9 million. We have a $135.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $26.1 million. We had no borrowings outstanding on our ABL Revolver as of March 31, 2025.

Cash Flows

The following table summarizes our net cash flows provided by and used in operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net Cash Provided by (Used in):
Operating Activities	$2,973	$26,989
Investing Activities	(30,065)	(42,155)
Financing Activities	(7,083)	(18,146)
Effect of Foreign Currency	47	(111)
Net Change in Cash	$(34,128)	$(33,423)

Operating Activities

The Company generated $3.0 million of cash from operating activities during the three months ended March 31, 2025 compared to $27.0 million of cash generated during the prior year's corresponding period.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $30.1 million compared to a $42.2 million million use of cash during the prior year’s corresponding period. This $12.1 million decrease was primarily driven by lower acquisition activity during the three months ended March 31, 2025. Total cash paid for acquisitions, net of cash acquired, was $12.9 million compared to $39.3 million for the three months ended March 31, 2024.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $7.1 million, compared to net cash used in financing activities of $18.1 million during the prior year’s corresponding period. The decrease was primarily due to share repurchase activity during the three months ended March 31, 2024.

We believe the Company has adequate funding to support its working capital needs within the business.

Debt

At March 31, 2025, our total outstanding debt was $647.3 million, or 59.3 percent of total capitalization (total debt plus shareholders' equity) of $1.1 billion. $646.3 million of this outstanding debt bears interest at various floating rates. For a further discussion of the Company's debt refer to Note 8. Long-Term Debt.

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

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows (in thousands):

	March 31, 2025	December 31, 2024
Total borrowing capacity	$135,000	$135,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	26,119	9,354
Total amount available	$108,881	$125,646

At March 31, 2025, the Company had $223.2 million of liquidity including $114.3 million in cash and $108.9 million in availability under the ABL Revolver.

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

The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$2,973	$26,989
Less: purchases of property and equipment	(19,914)	(2,894)
Free Cash Flow	$(16,941)	$24,095

Uses of Liquidity

Internally generated cash flows are the primary source of working capital and growth initiatives, including acquisitions and growth capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases, when appropriate.

Working Capital

Working capital as of March 31, 2025 was $325.3 million, an increase of $34.3 million compared to $291.0 million as of December 31, 2024. The increase was primarily due to sustained sales growth and acquisitions.

Acquisitions

For a discussion of the Company’s acquisitions refer to Note 12. Business Acquisitions. During March 31, 2025 and 2024, the Company invested $12.9 million and $39.3 million, respectively, in acquisitions.

Capital Expenditures

The Company's capital expenditures was $19.9 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. This includes a purchase of a facility, continued facility enhancements, tools and equipment, software and technology enhancements across the Company.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's unaudited condensed financial statements are prepared in accordance with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the SEC on March 10, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recently Issued Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk' of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act identified in the evaluation for the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year end December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended March 31, 2025.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the first quarter of fiscal year 2025 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2025	—	$—	—	$85,000
February 1 – February 28, 2025	1,245	100.86	—	85,000
March 1 – March 31, 2025	50,653	82.29	—	85,000
Total	51,898	$82.74	—	$85,000

(1) There were 51,898 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended March 31, 2025.

(2) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. As of March 31, 2025, approximately $85.0 million worth of, or approximately 2.5 million, shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in XBRL.

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

Dated: May 8, 2025