Form 10-Q
period 2025-06-30
DXP ENTERPRISES INC
filed 2025-08-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of August 4, 2025: 15,694,084.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales	$498,682	$445,556	$975,251	$858,191
Cost of sales	340,869	307,763	667,173	596,516
Gross profit	157,813	137,793	308,078	261,675
Selling, general and administrative expenses	111,827	100,441	221,577	195,192
Income from operations	45,986	37,352	86,501	66,483
Interest expense	14,744	15,384	29,404	30,928
Other income, net (Note 15)	(354)	(1,035)	(1,672)	(3,004)
Income before income taxes	31,596	23,003	58,769	38,559
Provision for income taxes	7,984	6,310	14,568	10,534
Net income	23,612	16,693	44,201	28,025
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	23,590	16,671	44,156	27,980

Net income	$23,612	$16,693	$44,201	$28,025
Foreign currency translation adjustments	2,563	93	2,649	(521)
Comprehensive income	$26,175	$16,786	$46,850	$27,504

Earnings per share (Note 9):
Basic	$1.50	$1.05	$2.81	$1.75
Diluted	$1.43	$1.00	$2.67	$1.66

Weighted average common shares outstanding:
Basic	15,694	15,868	15,696	15,998
Diluted	16,534	16,708	16,536	16,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$112,930	$148,320
Restricted cash	—	91
Accounts receivable, net of allowance of $3,665 and $5,172, respectively	361,393	339,365
Inventories	110,758	103,113
Costs and estimated profits in excess of billings	57,260	50,735
Prepaid expenses and other current assets	41,320	20,250
Total current assets	683,661	661,874
Property and equipment, net	107,207	81,556
Goodwill	461,298	452,343
Other intangible assets, net	78,485	85,679
Operating lease right of use assets, net	60,835	46,569
Other long-term assets	20,908	21,473
Total assets	$1,412,394	$1,349,494

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$6,595	$6,595
Trade accounts payable	104,764	103,728
Accrued wages and benefits	37,449	41,650
Customer advances	16,018	13,655
Billings in excess of costs and estimated profits	22,906	12,662
Short-term operating lease liabilities	17,071	14,921
Other current liabilities	40,646	50,773
Total current liabilities	245,449	243,984
Long-term debt, net of unamortized debt issuance costs and discounts	620,239	621,684
Long-term operating lease liabilities	45,402	33,159
Other long-term liabilities	33,212	27,879
Total long-term liabilities	698,853	682,722
Total liabilities	944,302	926,706
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,401,857 issued and 15,694,084 outstanding at June 30, 2025 and 20,402,861 issued and 15,695,088 outstanding at December 31, 2024	204	204
Additional paid-in capital	217,982	219,511
Retained earnings	433,826	389,670
Accumulated other comprehensive loss	(30,961)	(33,610)
Treasury stock, at cost 4,707,773 and 4,707,773 shares, respectively	(152,975)	(153,003)
Total DXP Enterprises, Inc. equity	468,092	422,788
Total liabilities and equity	$1,412,394	$1,349,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,201	$28,025
Reconciliation of net income to net cash provided by operating activities:
Depreciation	4,836	4,456
Amortization of intangibles and finance lease assets	13,788	11,209
Amortization of debt issuance costs	1,927	1,788
Gain on sale of property and equipment	(332)	—
Recovery of credit losses	(1,085)	(771)
Payment of contingent consideration liability in excess of acquisition-date fair value	(333)	(17)
Fair value adjustment on contingent consideration	728	(305)
Restricted stock compensation expense	2,800	2,076
Deferred income taxes	7,036	(4,944)
Other non-cash items	(4,999)	(87)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(15,972)	(3,085)
Costs and estimated profits in excess of billings	(6,443)	5,561
Inventories	(4,336)	2,548
Prepaid expenses and other assets	(3,250)	(4,128)
Trade accounts payable	(3,159)	(3,454)
Accrued expenses	3,675	749
Billings in excess of costs and estimated profits	9,823	2,591
Income taxes	(27,286)	(488)
Net cash provided by operating activities	$21,619	$41,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,260)	(11,719)
Proceeds from the sale of property and equipment	2,715	—
Acquisition of businesses, net of cash acquired	(13,860)	(119,017)
Net cash used in investing activities	$(41,405)	$(130,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(3,248)	(2,750)
Debt issuance costs	(125)	—
Shares repurchased held in treasury	—	(23,978)
Payment for acquisition contingent consideration liability	(5,145)	(4,483)
Preferred stock dividends paid	(45)	(45)
Payment for employee taxes withheld from stock awards	(4,330)	(1,755)
Principal payments on finance leases	(3,701)	(1,992)
Net cash used in financing activities	$(16,594)	$(35,003)
Effect of foreign currency on cash	899	830
Net change in cash and restricted cash	(35,481)	(123,185)
Cash and restricted cash at beginning of period	148,411	173,211
Cash and restricted cash at end of period	$112,930	$50,026

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2024	$1	$15	$204	$219,511	$389,670	$(33,610)	$(153,003)	$422,788
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,317	—	—	—	1,317
Tax related items for share based awards	—	—	—	(126)	—	—	—	(126)
Currency translation adjustment	—	—	—	—	—	86	—	86
Excise tax on share repurchases	—	—	—	—	—	—	28	28
Net income	—	—	—	—	20,589	—	—	20,589
Balance at March 31, 2025	$1	$15	$204	$220,702	$410,236	$(33,524)	$(152,975)	$444,659
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,483	—	—	—	1,483
Tax related items for share based awards	—	—	—	(4,203)	—	—	—	(4,203)
Currency translation adjustment	—	—	—	—	—	2,563	—	2,563
Net income	—	—	—	—	23,612	—	—	23,612
Balance at June 30, 2025	$1	$15	$204	$217,982	$433,826	$(30,961)	$(152,975)	$468,092

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(31,240)	$(123,995)	$380,879
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	864	—	—	—	864
Tax related items for share based awards	—	—	—	(54)	—	—	—	(54)
Currency translation adjustment	—	—	—	—	—	(614)	—	(614)
Repurchases of shares	—	—	—	—	—	—	(16,805)	(16,805)
Excise tax on share repurchases	—	—	—	—	—	—	(115)	(115)
Net income	—	—	—	—	11,332	—	—	11,332
Balance at March 31, 2024	$1	$15	$345	$217,292	$330,580	$(31,854)	$(140,915)	$375,464
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,212	—	—	—	1,212
Tax related items for share based awards	—	—	—	(1,701)	—	—	—	(1,701)
Currency translation adjustment	—	—	—	—	—	93	—	93
Repurchases of shares	—	—	—	—	—	—	(6,992)	(6,992)
Excise tax on share repurchases	—	—	—	—	—	—	(66)	(66)
Net income	—	—	—	—	16,693	—	—	16,693
Balance at June 30, 2024	$1	$15	$345	$216,803	$347,251	$(31,761)	$(147,973)	$384,681

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

The results of operations for the six months ended June 30, 2025 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

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

As of June 30, 2025, there was $11.9 million in other current and other long-term liabilities for contingent consideration.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the six months ended June 30, 2025 (in thousands):

Contingent Consideration
*Beginning balance at December 31, 2024	$16,322
Acquisitions and settlements:
Acquisitions (Note 12)	—
Settlements	(5,145)
Total remeasurement adjustments:
Changes in fair value recorded in other expense (income), net	728
*Ending Balance at June 30, 2025	$11,905
*Amounts included in other current liabilities were $7.3 million and $8.0 million for the periods ending June 30, 2025 and December 31, 2024, respectively. Amounts included in other long-term liabilities were $4.6 million and $8.3 million for the periods ending June 30, 2025 and December 31, 2024, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 9.8 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of June 30, 2025, the maximum amount of contingent consideration payable under these arrangements is $13.2 million over three years.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at June 30, 2025 and December 31, 2024 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments.

See Note 8 - Long-term Debt for fair value disclosures on our asset-backed line of credit and term loan debt under our syndicated credit agreement facilities.

NOTE 5 – INVENTORIES

Inventories are made up of equipment purchased for resale, and materials utilized in the fabrication of industrial and wastewater equipment stated at lower of cost or net realizable value, primarily determined using the weighted average cost method. The Company reviews inventory and records provisions for the difference between cost and net realizable value arising from excess and obsolete items on hand based upon the aging of the inventories, market trends, and continued demand.

The carrying values of inventories are as follows (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$96,290	$89,780
Work in process	14,468	13,333
Inventories	$110,758	$103,113

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$136,025	$122,951
Estimated profits, thereon	64,324	58,373
Total costs and estimated profits on uncompleted contracts	200,349	181,324
Less: billings to date	165,995	143,251
Net	$34,354	$38,073

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for June 30, 2025 and December 31, 2024 under the following captions (in thousands):

	June 30, 2025	December 31, 2024
Costs and estimated profits in excess of billings	$57,260	$50,735
Billings in excess of costs and estimated profits	(22,906)	(12,662)
Net	$34,354	$38,073

During the six months ended June 30, 2025 and 2024, $3.1 million and $2.9 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

The following table presents provision for income taxes (in thousands, except for effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before provision for income taxes	$31,596	$23,003	$58,769	$38,559
Provision for income taxes	7,984	6,310	14,568	10,534
Effective tax rate	25.3%	27.4%	24.8%	27.3%

We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. The effective tax rate decreased primarily due to a higher tax benefit from stock compensation vested during the period, a higher benefit from state income taxes, and higher tax benefits from research and development tax credits (R&D). These benefits were partially offset by recognition of uncertain tax positions related to R&D tax credits.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB makes changes to U.S. tax law and includes provisions that beginning in January 2025, make permanent full expensing of tangible personal property, restores EBITDA-based calculations for purposes of the business interest deduction and allows for current expensing of R&D expenditures. ASC 740-10 requires the impact of changes to tax law to be recorded in the period of enactment, which will be reflected in our third quarter financial statements. We expect that OBBB will provide some reductions in cash taxes, however we do not anticipate the OBBB to materially impact income tax expense. Management will continue to monitor U.S. Treasury Department and IRS implementation of the OBBB and will apply applicable guidance and rulemaking as it becomes available.

The Organization of Economic Cooperation and Development (“OECD”) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of June 30, 2025, DXP anticipates the impact of Pillar Two to be immaterial to the Company based on current legislation that has been enacted to date.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
ABL Revolver	$—	$—
Amended Senior Secured Term Loan B due October 13, 2030(1)	644,629	647,876
Promissory Note due November 1, 2029	1,000	1,000
Total debt	645,629	648,876
Less: current maturities	(6,595)	(6,595)
Total long-term debt	$639,034	$642,281
Unamortized discount and debt issuance costs	18,795	20,597
Long-term debt, net of unamortized discount and debt issuance costs	$620,239	$621,684
(1) The fair value of the Amended Term Loan B due October 13, 2030 using level 2 input values was $643.8 million and $657.6 million as of June 30, 2025 and December 31, 2024, respectively.

Senior Secured Term Loan B:

On October 3, 2024, the Company entered into an amendment on its existing Senior Secured Term Loan B (the “Term Loan Amendment”), which provides for, among other things, an additional $105.0 million in new incremental commitments. The Term Loan Amendment refinanced the existing Senior Term Loan B and replaced it with an Amended Senior Secured Term Loan B with total borrowings of $649.5 million. The Senior Secured Term Loan B amortizes in equal quarterly installments of 0.25 percent, with the remaining balance being payable on October 13, 2030, when the facility matures.

As of June 30, 2025 there was $644.6 million outstanding under the Amended Senior Secured Term Loan B.

Interest rate

The interest rate for the Amended Senior Secured Term Loan B was 8.08 percent and 8.32 percent as of June 30, 2025 and December 31, 2024, respectively.

Facility Size Increases

The Senior Secured Term Loan B allows for incremental increases in facility size up to an aggregate of $100 million.

Prepayments

We are required to repay the Senior Secured Term Loan B with the proceeds from certain asset sales, certain debt issuances, and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50 percent of excess cash flow, as defined in the Senior Secured Term Loan B, reducing to 25 percent if our Total Leverage Ratio is less than or equal to 3.00 to 1.00. No payment of excess cash flow is required if the Total Leverage Ratio is less than or equal to 2.50 to 1.00.

Restrictive Covenants

The Company’s primary financial covenant under the Term Loan B is a Secured Leverage Ratio. The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio as of June 30, 2025 to be less than 5.50 to 1.00.

As of June 30, 2025, the Company’s Secured Leverage Ratio was 2.41 to 1.00.

ABL Revolver:

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to SOFR plus a margin ranging from 1.25 percent to 1.75 percent per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25 percent to 0.75 percent per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25 percent to 0.375 percent per annum. At June 30, 2025 the unused line fee was 0.375 percent and there were no amounts outstanding under the ABL Revolver.

On July 1, 2025 the Company entered into an Increase Agreement (the “Increase Agreement”) that provided for a $185.0 million asset-backed revolving line of credit (the "ABL Revolver"). Please refer to Note. 17 - Subsequent Events for additional discussion.

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
Excess Availability

The borrowing availability under our credit facility was $106.3 million and $125.6 million at June 30, 2025 and December 31, 2024, respectively.

Interest rate

The interest rate for the ABL Revolver was 7.75 percent and 7.75 percent as of June 30, 2025 and December 31, 2024, respectively.

Facility Size Increases

The ABL Credit Agreement allows for incremental increases in facility size up to an aggregate of $50 million.

Financial Covenant

The Company's principal financial covenant under the ABL Credit Agreement include a Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of June 30, 2025, the Company's Fixed Charge Coverage Ratio was 2.02 to 1.00.

The Company was in compliance with all financial covenants as of June 30, 2025.

As of June 30, 2025, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Amount
2025	$3,348
2026	6,595
2027	6,595
2028	6,595
2029	7,095
Thereafter	615,401
Total	$645,629

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Weighted average shares outstanding	15,694	15,868	15,696	15,998
Net income attributable to DXP Enterprises, Inc.	$23,612	$16,693	$44,201	$28,025
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$23,590	$16,671	$44,156	$27,980
Per share amount	$1.50	$1.05	$2.81	$1.75

Diluted earnings per share:
Weighted average shares outstanding	15,694	15,868	15,696	15,998
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	16,534	16,708	16,536	16,838
Net income attributable to common shareholders	$23,590	$16,671	$44,156	$27,980
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc.	$23,612	$16,693	$44,201	$28,025
Per share amount	$1.43	$1.00	$2.67	$1.66

As of June 30, 2025 and 2024, the weighted average of the unvested restricted stock awards ("RSAs") were 258,121 and 300,872 shares, respectively. The preferred stock is convertible into 840,000 shares of common stock.

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

The following table sets out financial information related to the Company's segments (in thousands):

Three Months Ended June 30, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$339,731	$93,540	$65,411	$498,682	$—	$498,682
Operating expenses	287,875	73,897	60,135	421,907	—	421,907
Other expenses
Depreciation	932	767	8	1,707	812	2,519
Amortization of finance lease assets	753	234	39	1,026	616	1,642
Other(1)	—	—	—	—	26,628	26,628
Operating Income	$50,171	$18,642	$5,229	$74,042	$(28,056)	$45,986
Interest expense	—	—	—	—	14,744	14,744
Other income, net	—	—	—	—	(354)	(354)
Income before income taxes	$50,171	$18,642	$5,229	$74,042	$(42,446)	$31,596

Capital expenditures	461	$912	$—	1,373	$8,973	$10,346
(1). Other primarily includes selling, general and administrative expenses of $21.3 million and amortization of intangible assets of $5.3 million.

Three Months Ended June 30, 2024	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$306,516	$73,377	$65,663	$445,556	$—	$445,556
Operating expenses	260,929	59,068	59,800	379,797	—	379,797
Other expenses
Depreciation	785	846	8	1,639	607	2,246
Amortization of finance lease assets	947	97	32	1,076	84	1,160
Other(1)	—	—	—	—	25,001	25,001
Operating Income	$43,855	$13,366	$5,823	$63,044	$(25,692)	$37,352
Interest expense	—	—	—	—	15,384	15,384
Other income, net	—	—	—	—	(1,035)	(1,035)
Income before income taxes	$43,855	$13,366	$5,823	$63,044	$(40,041)	$23,003

Capital expenditures	$1,149	$1,004	$—	$2,153	$6,672	$8,825
(1). Other primarily includes selling, general and administrative expenses of $20.3 million and amortization of intangible assets of $4.7 million.

Six Months Ended June 30, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$666,806	$179,722	$128,723	$975,251	$—	$975,251
Operating expenses	565,832	145,685	117,835	829,352	—	829,352
Other expenses
Depreciation	1,869	1,562	16	3,447	1,389	4,836
Amortization of finance lease assets	1,890	426	80	2,396	708	3,104
Other(1)	—	—	—	—	51,458	51,458
Operating Income	$97,215	$32,049	$10,792	$140,056	$(53,555)	$86,501
Interest expense	—	—	—	—	29,404	29,404
Other income, net	—	—	—	—	(1,672)	(1,672)
Income before income taxes	$97,215	$32,049	$10,792	$140,056	$(81,287)	$58,769

Capital expenditures	$2,498	$1,486	$—	$3,984	$26,276	$30,260
(1). Other primarily includes selling, general and administrative expenses of $40.8 million and amortization of intangible assets of $10.7 million.

Six Months Ended June 30, 2024	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$594,952	$135,592	$127,647	$858,191	$—	$858,191
Operating expenses	507,531	113,366	116,484	737,381	—	737,381
Other Expenses
Depreciation	1,527	1,699	16	3,242	1,214	4,456
Amortization of finance lease assets	1,719	191	62	1,972	149	2,121
Other(1)	—	—	—	—	47,750	47,750
Operating Income	$84,175	$20,336	$11,085	$115,596	$(49,113)	$66,483
Interest expense	—	—	—	—	30,928	30,928
Other income, net	—	—	—	—	(3,004)	(3,004)
Income before income taxes	$84,175	$20,336	$11,085	$115,596	$(77,037)	$38,559

Capital expenditures	$2,055	$1,644	$13	$3,712	$8,007	$11,719
(1). Other primarily includes selling, general and administrative expenses of $38.7 million and amortization of intangible assets of $9.1 million.

	June 30, 2025	December 31, 2024
Service Centers	$793,446	$764,533
Innovative Pumping Solutions	315,224	311,429
Supply Chain Services	87,774	62,760
Total Reportable Segments Assets	$1,196,444	$1,138,722
Corporate	215,950	210,772
Total Assets	$1,412,394	$1,349,494

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

During the second quarter of 2025, the Company acquired one business for a total of $1.0 million. We acquired this company to expand our geographic coverage and to maintain our leading position as the largest distributor of rotating equipment in North America.

A summary of the preliminary allocation of the total purchase consideration of our business acquisition during the six months ended June 30, 2025 is presented as follows (in thousands):

	Q1 2025	Q2 2025	Total
Total Acquisitions	1	1	2

Cash payments	$12,851	$1,009	$13,860
Total purchase price consideration	$12,851	$1,009	$13,860
Tangible assets acquired	8,030	909	8,939
Intangible assets acquired	3,284	203	3,487
Total assets acquired	$11,314	$1,112	$12,426
Total liabilities assumed	(4,983)	(508)	(5,491)
Net assets acquired	6,331	604	6,935
Goodwill	$6,520	$405	$6,925

The total purchase consideration related to our acquisitions for the six months ended June 30, 2025 consisted of cash consideration. The total cash and cash equivalents acquired for these acquisitions was $0.1 million. Transaction-related costs included within selling, general, and administrative expenses in the consolidated statements of operations was $0.5 million for the six months ended June 30, 2025.

The goodwill total of approximately $6.9 million for the six months ended June 30, 2025 assigned to our SC segment was primarily attributable to expected synergies and the assembled workforce of the entities. The total amount of goodwill expected to be deductible for tax purposes is $6.5 million.

The acquisitions' operating results are included within the Company's consolidated statements of operations from the date of acquisition, which were not material for the six months ended June 30, 2025. Pro forma results of operations information have not been presented, as the effects of the acquisitions were not material to our financial results.

Of the $3.5 million of acquired intangible assets, $0.2 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, and $3.3 million was assigned to customer relationships and will be amortized over a period of 8 years.

NOTE 13 - SHARE REPURCHASES

On December 15, 2022, the Company announced a Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months from the date of the announcement. The Company completed the program in August 2024.

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

The following table represents total number of shares purchased, the amount paid, and the average price paid per share under share repurchase programs authorized by our Board of Directors:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Total number of shares purchased	—	139.4	—	465.8
Amount paid	$—	$6,992	$—	$23,798
Average price paid per share	$—	$50.15	$—	$51.09

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,698	$29,140
Cash paid for income taxes	33,948	15,456

Non-cash investing and financing activities:
Treasury shares repurchase accruals	$(28)	$—

NOTE 15 - OTHER INCOME AND EXPENSES

The components of other (income) expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income	(765)	(1,192)	(1,797)	(3,065)
Change in fair value of contingent consideration	545	(111)	728	(305)
Other, net	(134)	268	(603)	366
Total	(354)	(1,035)	(1,672)	(3,004)

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

Geographical Information
Revenues are presented in geographic area based on location of the facility shipping products or providing services.

The Company’s revenues by geographical location are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues
United States	$478,864	$423,621	$936,104	$818,500
Canada	19,369	21,144	38,357	38,219
Other	449	791	790	1,472
Total	$498,682	$445,556	$975,251	$858,191

Recent Acquisitions
We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. "Acquisition Sales" are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.
The following tables sets forth the disaggregation of revenue from sales associated with recent acquisitions for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Three Months Ended June 30, 2025
Service Centers	$339,731	$15,555	$324,176
Innovative Pumping Solutions	93,540	9,050	84,490
Supply Chain Services	65,411	—	65,411
Total Sales	$498,682	$24,605	$474,077

Three Months Ended June 30, 2024
Service Centers	$306,516	$8,708	$297,808
Innovative Pumping Solutions	73,377	14,695	58,682
Supply Chain Services	65,663	—	65,663
Total Sales	$445,556	$23,403	$422,153

$ Change
Service Centers	$33,215	$6,847	$26,368
Innovative Pumping Solutions	20,163	(5,645)	25,808
Supply Chain Services	(252)	—	(252)
Total $ Change	$53,126	$1,202	$51,924

% Change
Service Centers	10.8%	78.6%	8.9%
Innovative Pumping Solutions	27.5%	(38.4)%	44.0%
Supply Chain Services	(0.4)%	N/A	(0.4)%
Total % Change	11.9%	5.1%	12.3%

	Sales	Acquisition Sales	Organic Sales
Six Months Ended June 30, 2025
Service Centers	$666,806	$33,496	$633,310
Innovative Pumping Solutions	179,722	22,221	157,501
Supply Chain Services	128,723	—	128,723
Total Sales	$975,251	$55,717	$919,534

Six Months Ended June 30, 2024
Service Centers	$594,952	$10,219	$584,733
Innovative Pumping Solutions	135,592	24,959	110,633
Supply Chain Services	127,647	—	127,647
Total Sales	$858,191	$35,178	$823,013

$ Change
Service Centers	$71,854	$23,277	$48,577
Innovative Pumping Solutions	44,130	(2,738)	46,868
Supply Chain Services	1,076	—	1,076
Total $ Change	$117,060	$20,539	$96,521

% Change
Service Centers	12.1%	227.8%	8.3%
Innovative Pumping Solutions	32.5%	(11.0)%	42.4%
Supply Chain Services	0.8%	N/A	0.8%
Total % Change	13.6%	58.4%	11.7%

NOTE 17 - SUBSEQUENT EVENT

On July 1, 2025 the Company entered into an Increase Agreement (the “Increase Agreement”) that provided for a $185.0 million asset-backed revolving line of credit (the "ABL Revolver"). The aggregate commitments under the Company’s existing asset-based revolving credit facility (the “ABL Facility”) were increased by $50 million. Following the effectiveness of the Increase Agreement, the total commitments under the ABL Facility increased from $135 million to $185 million.

On July 1, 2025, the Company completed the acquisition of Moore's Pump & Services. The acquisition was funded with cash on the balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the six months ended June 30, 2025 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

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

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2024 Form 10-K.

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. For the six months ended June 30, 2025, we had approximately $846.5 million in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 15.9 percent compared to the six months ended June 30, 2024. Our performance has been strengthened by price increases from our vendors and suppliers and the Company's acquisition activity. During the six months ended June 30, 2025, $22.2 million in sales was associated with recent acquisitions in the water and wastewater markets.

Supply Chain Services Segment

For the six months ended June 30, 2025, we had approximately $128.7 million in sales in our Supply Chain Services segment, an increase of approximately 0.8 percent compared to the six months ended June 30, 2024. This is primarily due to new customer facilities, slightly offset by facility closures due to the inherent efficiencies we bring to customers as part of our value proposition. As we move forward and given our increasing demand, we expect our performance to be driven by either the addition of new customers or an increase in spend by our existing customers.

Matters Affecting Comparability

Our results of operations are not directly comparable on a year-over-year basis due to various prior acquisitions and the varying size and number of acquisitions in any comparable period. Accordingly, the results of acquisitions are included subsequent to their respective acquisition dates and the Company provides detail around Organic and Acquisition Sales as defined in our Key Business Metrics. During the six months ended June 30, 2025, acquisition sales were $55.7 million compared to $35.2 million for the six months ended June 30, 2024.

From time to time, typically based upon a leap year, our comparable business days may not equal each other. There were 126 business days during the six months ended June 30, 2025 and 127 business days during the six months ended June 30, 2024. As such, during the second quarter, there was one less business day compared to the prior year's corresponding period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales by Business Segment
Service Centers	$339,731	$306,516	$666,806	$594,952
Innovative Pumping Solutions	93,540	73,377	179,722	135,592
Supply Chain Services	65,411	65,663	128,723	127,647
Total DXP Sales	$498,682	$445,556	$975,251	$858,191
Acquisition Sales	$24,605	$23,403	$55,717	35,178
Organic Sales	$474,077	$422,153	$919,534	$823,013

Business Days	63	64	126	127
Sales per Business Day	$7,916	$6,962	$7,740	$6,757
Organic Sales per Business Day	$7,525	$6,596	$7,298	$6,480

Gross Profit	$157,812	$137,793	$308,078	$261,675
Gross Profit Margin	31.6%	30.9%	31.6%	30.5%
Income from Operations	$45,986	$37,352	$86,501	$66,483
Income from Operations Margin	9.2%	8.4%	8.9%	7.7%
Net Income	$23,612	$16,693	$44,201	$28,025
Net Income Margin	4.7%	3.7%	4.5%	3.3%
EBITDA	$55,830	$46,514	$106,797	$85,152
EBITDA Margin	11.2%	10.4%	11.0%	9.9%
Adjusted EBITDA	$57,313	$48,226	$109,832	$88,570
Adjusted EBITDA Margin	11.5%	10.8%	11.3%	10.3%
Net cash provided by operating activities	$18,646	$14,735	$21,619	$41,724
Free Cash Flow	$8,300	$5,910	$(8,641)	$30,005

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

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	%	2024	%
Sales	$498,682	100.0%	$445,556	100.0%
Cost of sales	340,869	68.4%	307,763	69.1%
Gross profit	157,813	31.6%	137,793	30.9%
Selling, general and administrative expenses	111,827	22.4%	100,441	22.5%
Income from operations	45,986	9.2%	37,352	8.4%
Interest expense	14,744	3.0%	15,384	3.5%
Other income, net	(354)	(0.1)%	(1,035)	(0.2)%
Income before income taxes	31,596	6.3%	23,003	5.2%
Provision for income tax expense	7,984	1.6%	6,310	1.4%
Net income	$23,612	4.7%	$16,693	3.7%

Earnings per share:
Basic	$1.50		$1.05
Diluted	$1.43		$1.00

The following tables sets forth the disaggregation of revenue from sales associated with acquisitions for the three and six months ended June 30, 2025 and 2024 (in thousands) :

	Sales	Acquisition Sales	Organic Sales
Three Months Ended June 30, 2025

Service Centers	$339,731	$15,555	$324,176
Innovative Pumping Solutions	93,540	9,050	84,490
Supply Chain Services	65,411	—	65,411
Total Sales	$498,682	$24,605	$474,077

Three Months Ended June 30, 2024

Service Centers	$306,516	$8,708	$297,808
Innovative Pumping Solutions	73,377	14,695	58,682
Supply Chain Services	65,663	—	65,663
Total Sales	$445,556	$23,403	$422,153

$ Change
Service Centers	$33,215	$6,847	$26,368
Innovative Pumping Solutions	20,163	(5,645)	25,808
Supply Chain Services	(252)	—	(252)
Total $ Change	$53,126	$1,202	$51,924

% Change
Service Centers	10.8%	78.6%	8.9%
Innovative Pumping Solutions	27.5%	(38.4)%	44.0%
Supply Chain Services	(0.4)%	N/A	(0.4)%
Total % Change	11.9%	5.1%	12.3%

SALES. Sales for the three months ended June 30, 2025 increased $53.1 million, or 11.9 percent, to approximately $498.7 million from $445.6 million for the prior year's corresponding period, of which acquisitions contributed $24.6 million. Additionally, the overall increase in sales was the result of an increase in sales in our SC and IPS segments of $33.2 million and $20.2 million, slightly offset by a decrease in our SCS segment of $0.3 million. The fluctuations in sales are further explained in our business segment discussions below.

GROSS PROFIT. Gross profit margin for the three months ended June 30, 2025 was 31.6 percent compared to 30.9 percent for the prior year's corresponding period. The gross profit margin for the three months ended June 30, 2025 was positively impacted by 70 basis points due to recent acquisitions and continuing margin expansion opportunities.

Service Centers segment. Sales for the SC segment increased $33.2 million, or 10.8 percent, for the three months ended June 30, 2025, compared to the prior year's corresponding period. Organic sales grew $26.4 million, this sales increase was the result of increases within our Ohio River Valley, California and South Central and Rockies regions totaling $12.4 million. Additionally, the increase was also attributable to an overall increase in our rotating equipment and air compressors product categories totaling $14.6 million. Sales attributable to recent acquisitions was $15.6 million during the period as compared to $8.7 million in the three months ended June 30, 2024.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $20.2 million, or 27.5 percent, for the three months ended June 30, 2025, compared to the prior year's corresponding period. This sales increase was the result of increases within our fabrication, global solutions division, and our water and wastewater division totaling $25.8 million. Sales attributable to recent acquisitions was $9.0 million during the period as compared to $14.7 million for the three months ended June 30, 2024.

Supply Chain Services segment. Sales for the SCS segment decreased by $0.3 million, or 0.4 percent, for the three months ended June 30, 2025, compared to the prior year's corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended June 30, 2025 increased by $11.4 million, or 11.3 percent, to $111.8 million from $100.4 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent and IT expense.

OPERATING INCOME. Operating income for the second quarter of 2025 increased by $8.6 million to $46.0 million, from $37.4 million in the prior year's corresponding period. This increase in operating income was primarily driven by increases in our SC and IPS segments.

INTEREST EXPENSE. Interest expense for the second quarter of 2025 decreased $0.6 million compared to the prior year's corresponding period. This decrease was primarily due to the Company refinancing its Term Loan during the fourth quarter of 2024.

INCOME TAXES. Our effective tax rate for continuing operations was 25.3 percent for the three months ended June 30, 2025, compared to 27.4 percent for the three months ended June 30, 2024. Compared to the U.S. statutory rate for the three months ended June 30, 2024, the effective tax rate decreased primarily due to a higher tax benefit from stock compensation vested during the period, a higher benefit from state income taxes, and higher tax benefits from research and development tax credits (R&D). These benefits were partially offset by recognition of uncertain tax positions related to R&D tax credits.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	%	2024	%
Sales	$975,251	100.0%	$858,191	100.0%
Cost of sales	667,173	68.4%	596,516	69.5%
Gross profit	308,078	31.6%	261,675	30.5%
Selling, general and administrative expenses	221,577	22.7%	195,192	22.7%
Income from operations	86,501	8.9%	66,483	7.7%
Interest expense	29,404	3.0%	30,928	3.6%
Other (income) expense, net	(1,672)	(0.2)%	(3,004)	(0.4)%
Income before income taxes	58,769	6.0%	38,559	4.5%
Provision for income taxes	14,568	1.5%	10,534	1.2%
Net income	$44,201	4.5%	$28,025	3.3%

Earnings per share:
Basic	$2.81		$1.75
Diluted	$2.67		$1.66

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Sales	Acquisition Sales	Organic Sales
Six Months Ended June 30, 2025
Service Centers	$666,806	$33,496	$633,310
Innovative Pumping Solutions	179,722	22,221	157,501
Supply Chain Services	128,723	—	128,723
Total Sales	$975,251	$55,717	$919,534

Six Months Ended June 30, 2024
Service Centers	$594,952	$10,219	$584,733
Innovative Pumping Solutions	135,592	24,959	110,633
Supply Chain Services	127,647	—	127,647
Total Sales	$858,191	$35,178	$823,013

$ Change
Service Centers	$71,854	$23,277	$48,577
Innovative Pumping Solutions	44,130	(2,738)	46,868
Supply Chain Services	1,076	—	1,076
Total $ Change	$117,060	$20,539	$96,521

% Change
Service Centers	12.1%	227.8%	8.3%
Innovative Pumping Solutions	32.5%	(11.0)%	42.4%
Supply Chain Services	0.8%	N/A	0.8%
Total % Change	13.6%	58.4%	11.7%

SALES. Sales for the six months ended June 30, 2025 increased $117.1 million, or 13.6 percent, to approximately $975.3 million from $858.2 million for the prior year's corresponding period, of which acquisitions contributed $55.7 million. Additionally, the overall increase in sales was the result of an increase in sales within our SC, IPS, and SCS segments of $71.9 million, $44.1 million, and $1.1 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

GROSS PROFIT. Gross profit margin for the six months ended June 30, 2025 was 31.6 percent compared to 30.5 percent for the prior year's corresponding period. The gross profit margin for the six months ended June 30, 2025 was positively impacted by 110 basis points due to recent acquisitions and continuing margin expansion opportunities.

Service Centers segment. Sales for the SC segment increased by $71.9 million, or 12.1 percent for the six months ended June 30, 2025, compared to the prior year's corresponding period. Sales from acquisitions for the SC segment contributed $33.5 million during the period as compared to $10.2 million during the six months ended June 30, 2024. Total sales for the SC segment excluding acquisitions increased $48.6 million from the prior year's corresponding period. This sales increase was primarily the result of increased business activity within the majority of our regions, offset by a decrease in our North Rockies region compared to the prior year's corresponding period.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $44.1 million, or 32.5 percent for the six months ended June 30, 2025 compared to the prior year's corresponding period. Sales from acquisitions for the IPS segment contributed $22.2 million during the period compared to $25.0 million during the six months ended June 30, 2024. Additionally, organic sales increased within our fabrication and global solutions division, and our water and wastewater end market, partially offset by a decrease due to the timing of project related jobs totaling $46.9 million compared to the prior year's corresponding period.

Supply Chain Services segment. Sales for the SCS segment increased by $1.1 million, or 0.8 percent, for the six months ended June 30, 2025, compared to the prior year's corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the six months ended June 30, 2025 increased by approximately $26.4 million, or 13.5 percent, to $221.6 million from $195.2 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent and IT expense.

OPERATING INCOME. Operating income for the six months ended June 30, 2025 increased by $20.0 million or 30.1 percent to $86.5 million from $66.5 million in the prior year's corresponding period. This increase in operating income was primarily driven by increases in our SC, IPS, and SCS segments.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2025 decreased $1.5 million compared with the prior year's corresponding period. This decrease was primarily due to the Company refinancing its Term Loan during the fourth quarter of 2024.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 24.8 percent for the six months ended June 30, 2025, compared to a tax expense of 27.3 percent for the six months ended June 30, 2024, the effective tax rate decreased primarily due to an increase in changes of income earned by jurisdiction, a higher tax benefit from stock compensation vested during the period, a higher benefit from state income taxes, and higher tax benefits from research and development tax credits (R&D). These benefits were partially offset by recognition of uncertain tax positions related to R&D tax credits.

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
The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales by Business Segment
Service Centers	$339,731	$306,516	$666,806	$594,952
Innovative Pumping Solutions	93,540	73,377	179,722	135,592
Supply Chain Services	65,411	65,663	128,723	127,647
Total DXP Sales	$498,682	$445,556	$975,251	$858,191
Acquisition Sales	$24,605	$23,403	$55,717	35,178
Organic Sales	$474,077	$422,153	$919,534	$823,013

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

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to DXP Enterprises, Inc.	$23,612	$16,693	$44,201	$28,025
Plus: Interest expense	14,744	15,384	29,404	30,928
Plus: Provision for income tax expense	7,984	6,310	14,568	10,534
Plus: Depreciation and amortization	9,490	8,127	18,624	15,665
EBITDA	$55,830	$46,514	$106,797	$85,152
Plus: other non-recurring items(1)	—	500	235	1,342
Plus: stock compensation expense	1,483	1,212	2,800	2,076
Adjusted EBITDA	$57,313	$48,226	$109,832	$88,570

Operating Income Margin	9.2%	8.4%	8.9%	7.7%
Net Income Margin	4.7%	3.7%	4.5%	3.3%
EBITDA Margin	11.2%	10.4%	11.0%	9.9%
Adjusted EBITDA Margin	11.5%	10.8%	11.3%	10.3%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$18,646	$14,735	$21,619	$41,724
Less: purchases of property and equipment	(10,346)	(8,825)	(30,260)	(11,719)
Free Cash Flow	$8,300	$5,910	$(8,641)	$30,005

LIQUIDITY AND CAPITAL RESOURCES

General Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We continue to generate adequate cash from operating activities. We believe that our operating cash flow, cash on hand, and other sources of liquidity including our ABL and Term Loan B, will be sufficient to allow us to continue investing in the business including capital expenditures, strategic acquisitions and investments, paying interest and servicing debt, and repurchasing common stock when deemed appropriate.

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

Cash

As of June 30, 2025, we had available cash of $112.9 million and credit facility availability of $106.3 million. We have a $135.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $28.7 million. We had no borrowings outstanding on our ABL Revolver as of June 30, 2025.

Cash Flows

The following table summarizes our net cash flows provided by and used in operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net Cash Provided by (Used in):
Operating Activities	$21,619	$41,724
Investing Activities	(41,405)	(130,736)
Financing Activities	(16,594)	(35,003)
Effect of Foreign Currency	899	830
Net Change in Cash	$(35,481)	$(123,185)

Operating Activities

The Company generated $21.6 million of cash from operating activities during the six months ended June 30, 2025 compared to $41.7 million of cash generated during the prior year's corresponding period. The decrease of $20.1 million was primarily due to the higher payment of income taxes in 2025 compared to 2024.

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $41.4 million compared to a $130.7 million use of cash during the prior year’s corresponding period. This $89.3 million decrease was primarily driven by lower acquisition activity during the six months ended June 30, 2025. Total cash paid for acquisitions, net of cash acquired, was $13.9 million compared to $119.0 million for the six months ended June 30, 2024.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $16.6 million, compared to net cash used in financing activities of $35.0 million during the prior year’s corresponding period. The decrease was primarily due to share repurchase activity during the six months ended June 30, 2024 with no comparable activity for the six months ended June 30, 2025.

We believe the Company has adequate funding to support its working capital needs within the business.

Debt

At June 30, 2025, our total outstanding debt was $645.6 million, or 58.0 percent of total capitalization (total debt plus shareholders' equity) of $1.1 billion. $644.6 million of this outstanding debt bears interest at various floating rates. For a further discussion of the Company's debt refer to Note 8. Long-Term Debt.

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

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows (in thousands):

	June 30, 2025	December 31, 2024
Total borrowing capacity	$135,000	$135,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	28,692	9,354
Total amount available	$106,308	$125,646

At June 30, 2025, the Company had $219.2 million of liquidity including $112.9 million in cash and $106.3 million in availability under the ABL Revolver.

On July 1, 2025 the Company entered into an Increase Agreement (the “Increase Agreement”) that provided for a $185.0 million asset-backed revolving line of credit (the "ABL Revolver"). The aggregate commitments under the Company’s existing asset-based revolving credit facility (the “ABL Facility”) were increased by $50 million. Following the effectiveness of the Increase Agreement, the total commitments under the ABL Facility increased from $135 million to $185 million.

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

The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$18,646	$14,735	$21,619	$41,724
Less: purchases of property and equipment	(10,346)	(8,825)	(30,260)	(11,719)
Free Cash Flow	$8,300	$5,910	$(8,641)	$30,005

Uses of Liquidity

Internally generated cash flows are the primary source of working capital and growth initiatives, including acquisitions and growth capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases, when appropriate.

Working Capital

Working capital as of June 30, 2025 was $348.9 million, an increase of $58.0 million compared to $291.0 million as of December 31, 2024. The increase was primarily due to sustained sales growth and acquisitions.

Acquisitions

For a discussion of the Company’s acquisitions refer to Note 12. Business Acquisitions. During June 30, 2025 and 2024, the Company invested $13.9 million and $119.0 million, respectively, in acquisitions.

Capital Expenditures

The Company's capital expenditures was $30.3 million and $11.7 million for the six months ended June 30, 2025 and 2024 respectively. This includes a purchase of a facility, continued facility upgrades and enhancements, tools and equipment, software and technology investments and enhancements across the Company.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's unaudited condensed financial statements are prepared in accordance with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the SEC on March 10, 2025. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act identified in the evaluation for the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

A reduction of our federal income tax research activities credits may have a material adverse effect on our business and financial condition.

The Company regularly claims federal income tax credits for the research activities it conducts related to its manufacturing activities. The Company has recognized a total of $38.0 million as of the second quarter of 2025 in federal income tax credits for the research activities from 2015 thru 2025. The Internal Revenue Service (“IRS”) is conducting an examination of the Company’s U.S. federal income tax returns for its 2018 tax year. The Company received Notices of Proposed Adjustment in October 2024, which if sustained, would result in a loss of federal income tax credits for research activities claimed by the Company during that tax year. The Company intends to vigorously defend its reported positions. The Company has currently accrued a reserve relating to the potential tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If the IRS materially reduces or disallows our federal income tax credits for research activities, it may have a material adverse effect on our business and financial condition.

Other than the risk factors noted above, there have been no other material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year end December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended June 30, 2025.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the second quarter of fiscal year 2025 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2025	75	$82.90	—	$85,000
May 1 – May 31, 2025	265	83.60	—	85,000
June 1 – June 30, 2025	—	—	—	85,000
Total	340	$83.45	—	$85,000

(1) There were 340 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended June 30, 2025.
(2) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. As of June 30, 2025, approximately $85.0 million worth of, or approximately 2.5 million, shares remained available under the $85.0 million Share Repurchase Program.

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

10.1
Increase Amendment, dated as of July 1, 2025, by and among the Company and certain subsidiaries of the Company, as borrowers, the guarantors party thereto, Goldman Sachs Bank USA, as lender, and Bank of America, N.A., as agent for lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2025).

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in XBRL.

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

Dated: August 7, 2025