Form 10-Q
period 2025-09-30
DXP ENTERPRISES INC
filed 2025-11-06
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of November 3, 2025: 15,679,290.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales	$513,724	$472,935	$1,488,975	$1,331,126
Cost of sales	352,465	326,825	1,019,638	923,341
Gross profit	161,259	146,110	469,337	407,785
Selling, general and administrative expenses	117,561	106,502	339,138	301,694
Income from operations	43,698	39,608	130,199	106,091
Interest expense	14,894	15,716	44,298	46,644
Other (income) expense, net (Note 15)	(648)	160	(2,320)	(2,844)
Income before income taxes	29,452	23,732	88,221	62,291
Provision for income taxes	7,821	2,631	22,389	13,165
Net income	21,631	21,101	65,832	49,126
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$21,608	$21,078	$65,764	$49,058

Net income	$21,631	$21,101	$65,832	$49,126
Foreign currency translation adjustments	(709)	380	1,940	(141)
Comprehensive income	$20,922	$21,481	$67,772	$48,985

Earnings per share (Note 9):
Basic	$1.38	$1.34	$4.19	$3.08
Diluted	$1.31	$1.27	$3.98	$2.93

Weighted average common shares outstanding:
Basic	15,686	15,750	15,693	15,915
Diluted	16,526	16,590	16,533	16,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$123,829	$148,320
Restricted cash	—	91
Accounts receivable, net of allowance of $4,175 and $5,172, respectively	379,328	339,365
Inventories	109,055	103,113
Costs and estimated profits in excess of billings	57,696	50,735
Prepaid expenses and other current assets	57,020	20,250
Total current assets	726,928	661,874
Property and equipment, net	110,957	81,556
Goodwill	466,710	452,343
Other intangible assets, net	75,419	85,679
Operating lease right of use assets, net	59,936	46,569
Other long-term assets	4,504	21,473
Total assets	$1,444,454	$1,349,494

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$6,595	$6,595
Trade accounts payable	115,216	103,728
Accrued wages and benefits	47,693	41,650
Customer advances	15,864	13,655
Billings in excess of costs and estimated profits	17,060	12,662
Short-term operating lease liabilities	17,163	14,921
Other current liabilities	42,697	50,773
Total current liabilities	262,288	243,984
Long-term debt, net of unamortized debt issuance costs and discounts	619,396	621,684
Long-term operating lease liabilities	44,535	33,159
Other long-term liabilities	29,896	27,879
Total long-term liabilities	693,827	682,722
Total liabilities	956,115	926,706
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,404,367 issued and 15,677,406 outstanding at September 30, 2025 and 20,402,861 issued and 15,695,088 outstanding at December 31, 2024	204	204
Additional paid-in capital	219,329	219,511
Retained earnings	455,434	389,670
Accumulated other comprehensive loss	(31,670)	(33,610)
Treasury stock, at cost 4,726,961 and 4,707,773 shares, respectively	(154,974)	(153,003)
Total DXP Enterprises, Inc. equity	488,339	422,788
Total liabilities and equity	$1,444,454	$1,349,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,832	$49,126
Reconciliation of net income to net cash provided by operating activities:
Depreciation	7,646	6,821
Amortization of intangibles and finance lease assets	20,898	17,564
Amortization of debt issuance costs	2,908	2,678
Gain on sale of property and equipment	(426)	—
Recovery of (provision for) credit losses	74	(783)
Payment of contingent consideration liability in excess of acquisition-date fair value	(459)	(108)
Fair value adjustment on contingent consideration	932	380
Restricted stock compensation expense	4,278	3,398
Deferred income taxes	23,503	(10,376)
Other non-cash items	(8,142)	152
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(33,346)	(12,325)
Costs and estimated profits in excess of billings	(6,914)	(7,392)
Inventories	(1,332)	1,130
Prepaid expenses and other assets	(9,867)	772
Trade accounts payable	6,766	1,323
Accrued expenses	16,947	11,894
Billings in excess of costs and estimated profits	3,989	2,410
Income taxes	(36,782)	3,404
Net cash provided by operating activities	$56,505	$70,068
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,000)	(15,673)
Proceeds from the sale of property and equipment	2,715	—
Acquisition of businesses, net of cash acquired	(24,448)	(149,440)
Net cash used in investing activities	$(58,733)	$(165,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on asset-backed credit facility	—	6,000
Repayments on asset-backed credit facility	—	(6,000)
Principal debt payments	(4,871)	(4,125)
Debt issuance costs	(325)	—
Shares repurchased held in treasury	(1,999)	(28,783)
Payment for acquisition contingent consideration liability	(6,874)	(4,580)
Preferred stock dividends paid	(68)	(68)
Payment for employee taxes withheld from stock awards	(4,460)	(1,818)
Principal payments on finance leases	(4,597)	(3,010)
Net cash used in financing activities	$(23,194)	$(42,384)
Effect of foreign currency on cash	840	(691)
Net change in cash and restricted cash	(24,582)	(138,120)
Cash and restricted cash at beginning of period	148,411	173,211
Cash and restricted cash at end of period	$123,829	$35,091

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2024	$1	$15	$204	$219,511	$389,670	$(33,610)	$(153,003)	$422,788
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,317	—	—	—	1,317
Tax related items for share based awards	—	—	—	(126)	—	—	—	(126)
Currency translation adjustment	—	—	—	—	—	86	—	86
Excise tax on share repurchases	—	—	—	—	—	—	28	28
Net income	—	—	—	—	20,589	—	—	20,589
Balance at March 31, 2025	$1	$15	$204	$220,702	$410,236	$(33,524)	$(152,975)	$444,659
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,483	—	—	—	1,483
Tax related items for share based awards	—	—	—	(4,203)	—	—	—	(4,203)
Currency translation adjustment	—	—	—	—	—	2,563	—	2,563
Net income	—	—	—	—	23,612	—	—	23,612
Balance at June 30, 2025	$1	$15	$204	$217,982	$433,826	$(30,961)	$(152,975)	$468,092
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,478	—	—	—	1,478
Tax related items for share based awards	—	—	—	(131)	—	—	—	(131)
Currency translation adjustment	—	—	—	—	—	(709)	—	(709)
Repurchases of shares	—	—	—	—	—	—	(1,999)	(1,999)
Net income	—	—	—	—	21,631	—	—	21,631
Balance at September 30, 2025	$1	$15	$204	$219,329	$455,434	$(31,670)	$(154,974)	$488,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(31,240)	$(123,995)	$380,879
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	864	—	—	—	864
Tax related items for share based awards	—	—	—	(54)	—	—	—	(54)
Currency translation adjustment	—	—	—	—	—	(614)	—	(614)
Repurchases of shares	—	—	—	—	—	—	(16,805)	(16,805)
Excise tax on share repurchases	—	—	—	—	—	—	(115)	(115)
Net income	—	—	—	—	11,332	—	—	11,332
Balance at March 31, 2024	$1	$15	$345	$217,292	$330,580	$(31,854)	$(140,915)	$375,464
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,212	—	—	—	1,212
Tax related items for share based awards	—	—	—	(1,701)	—	—	—	(1,701)
Currency translation adjustment	—	—	—	—	—	93	—	93
Repurchases of shares	—	—	—	—	—	—	(6,992)	(6,992)
Excise tax on share repurchases	—	—	—	—	—	—	(66)	(66)
Net income	—	—	—	—	16,693	—	—	16,693
Balance at June 30, 2024	$1	$15	$345	$216,803	$347,251	$(31,761)	$(147,973)	$384,681
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Restricted stock compensation expense	—	—	—	1,322	—	—	—	1,322
Tax related items for share based awards	—	—	—	(63)	—	—	—	(63)
Currency translation adjustment	—	—	—	—	—	380	—	380
Repurchases of shares	—	—	—	—	—	—	(4,985)	(4,985)
Excise tax on share repurchases	—	—	—	—	—	—	(45)	(45)
Net income	—	—	—	—	21,101	—	—	21,101
Balance at September 30, 2024	$1	$15	$345	$218,062	$368,329	$(31,381)	$(153,003)	$402,368

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU would result in additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

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

As of September 30, 2025, there was $10.6 million in other current and other long-term liabilities for contingent consideration.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the nine months ended September 30, 2025 (in thousands):

Contingent Consideration
*Beginning balance at December 31, 2024	$16,322
Acquisitions and settlements:
Acquisitions (Note 12)	683
Settlements	(7,333)
Total remeasurement adjustments:
Changes in fair value recorded in other expense (income), net	932
*Ending Balance at September 30, 2025	$10,604
*Amounts included in other current liabilities were $7.7 million and $8.0 million for the periods ending September 30, 2025 and December 31, 2024, respectively. Amounts included in other long-term liabilities were $2.9 million and $8.3 million for the periods ending September 30, 2025 and December 31, 2024, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 9.3 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of September 30, 2025, the maximum amount of contingent consideration payable under these arrangements is $11.8 million over three years.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at September 30, 2025 and December 31, 2024 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments.

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

The carrying values of inventories are as follows (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$94,728	$89,780
Work in process	14,327	13,333
Inventories	$109,055	$103,113

NOTE 6 – CONTRACT ASSETS AND LIABILITIES

Under our customized pump production and water and wastewater project contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets presented as "Costs and estimated profits in excess of billings." However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities that are presented as "Billings in excess of costs and estimated profits" on our unaudited condensed consolidated balance sheets.

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$148,600	$122,951
Estimated profits, thereon	70,927	58,373
Total costs and estimated profits on uncompleted contracts	219,527	181,324
Less: billings to date	178,891	143,251
Net	$40,636	$38,073

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for September 30, 2025 and December 31, 2024 under the following captions (in thousands):

	September 30, 2025	December 31, 2024
Costs and estimated profits in excess of billings	$57,696	$50,735
Billings in excess of costs and estimated profits	(17,060)	(12,662)
Net	$40,636	$38,073

During the nine months ended September 30, 2025 and 2024, $7.9 million and $5.3 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

The following table presents provision for income taxes (in thousands, except for effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before provision for income taxes	$29,452	$23,732	$88,221	$62,291
Provision for income taxes	7,821	2,631	22,389	13,165
Effective tax rate	26.6%	11.1%	25.4%	21.1%

We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. The effective tax rate increased primarily due to a lower tax benefit from research and development tax credits, lower tax benefit from stock compensation vested during the period, partially offset by a higher benefit for state income taxes.

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

On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1, known as the One Big Beautiful Bill Act (“OBBBA”). Key provisions include the repeal of Section 174 R&D capitalization requirements, the extension of 100% bonus depreciation, restoration of the Section 163(j) interest limitation to an EBITDA basis, and the introduction of a 1% charitable contribution deduction floor. As of September 30, 2025, the immediate expensing of R&D costs under Section 174, the continuation of 100% bonus depreciation, and the restoration of the EBITDA-based Section 163(j) limitation are expected to decrease cash taxes in the short term and generate a federal net operating loss. These changes are not expected to have a material impact on the Company’s effective tax rate.

The Organization of Economic Cooperation and Development (“OECD”) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of September 30, 2025, DXP anticipates the impact of Pillar Two to be immaterial to the Company based on current legislation that has been enacted to date.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
ABL Revolver	$—	$—
Amended Senior Secured Term Loan B due October 13, 2030(1)	643,005	647,876
Promissory Note due November 1, 2029	1,000	1,000
Total debt	644,005	648,876
Less: current maturities	(6,595)	(6,595)
Total long-term debt	$637,410	$642,281
Unamortized discount and debt issuance costs	18,014	20,597
Long-term debt, net of unamortized discount and debt issuance costs	$619,396	$621,684
(1) The fair value of the Amended Term Loan B due October 13, 2030 using level 2 input values was $647.8 million and $657.6 million as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 there was $643.0 million outstanding under the Amended Senior Secured Term Loan B.

Interest rate

The interest rate for the Amended Senior Secured Term Loan B was 7.91 percent and 8.32 percent as of September 30, 2025 and December 31, 2024, respectively.

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

Restrictive Covenants

The Company’s primary financial covenant under the Term Loan B is a Secured Leverage Ratio. The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio as of September 30, 2025 to be less than 5.50 to 1.00.

As of September 30, 2025, the Company’s Secured Leverage Ratio was 2.31 to 1.00.

ABL Revolver:

On July 1, 2025, the Company entered into an Increase Agreement (the “Increase Agreement”) to which the aggregate commitments under the Company's existing asset-based revolving credit facility (the "ABL Facility") were increased by $50 million. Following the effectiveness of the Increase Agreement, the total commitments under the ABL Facility increased from $135.0 million to $185.0 million.

On July 19, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (the “ABL Credit Agreement”) that provided for a $135.0 million asset-backed revolving line of credit (the "ABL Revolver"). Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to SOFR plus a margin ranging from 1.25 percent to 1.75 percent per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25 percent to 0.75 percent per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25 percent to 0.375 percent per annum. At September 30, 2025 the unused line fee was 0.375 percent and there were no amounts outstanding under the ABL Revolver.

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

Excess Availability

The borrowing availability under our credit facility was $153.4 million and $125.6 million at September 30, 2025 and December 31, 2024, respectively.

Interest rate

The interest rate for the ABL Revolver was 7.50 percent and 7.75 percent as of September 30, 2025 and December 31, 2024, respectively.

Facility Size Increases

Effective, July 1, 2025, the Company exercised its right to increase the ABL Credit Agreement by an aggregate amount of $50 million.

Financial Covenant

The Company's principal financial covenant under the ABL Credit Agreement include a Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio to be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of September 30, 2025, the Company's Fixed Charge Coverage Ratio was 2.18 to 1.00.

The Company was in compliance with all financial covenants as of September 30, 2025.

As of September 30, 2025, the maturities of long-term debt for the next five years and thereafter were as follows (in thousands):

Amount
2025	$1,724
2026	6,595
2027	6,595
2028	6,595
2029	7,095
Thereafter	615,401
Total	$644,005

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Weighted average shares outstanding	15,686	15,750	15,693	15,915
Net income attributable to DXP Enterprises, Inc.	$21,631	$21,101	$65,832	$49,126
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$21,608	$21,078	$65,764	$49,058
Per share amount	$1.38	$1.34	$4.19	$3.08

Diluted earnings per share:
Weighted average shares outstanding	15,686	15,750	15,693	15,915
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	16,526	16,590	16,533	16,755
Net income attributable to common shareholders	$21,608	$21,078	$65,764	$49,058
Convertible preferred stock dividend	23	23	68	68
Net income attributable to DXP Enterprises, Inc.	$21,631	$21,101	$65,832	$49,126
Per share amount	$1.31	$1.27	$3.98	$2.93

As of September 30, 2025 and 2024, the weighted average of the unvested restricted stock awards were 241,742 and 301,620 shares, respectively. The preferred stock is convertible into 840,000 shares of common stock.

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

The following table sets forth financial information related to the Company's segments (in thousands):

Three Months Ended September 30, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$350,179	$100,551	$62,994	$513,724	$—	$513,724
Operating expenses	296,817	81,147	57,635	435,599	—	435,599
Other expenses
Depreciation	995	774	8	1,777	1,034	2,811
Amortization of finance lease assets	1,021	231	47	1,299	443	1,742
Other(1)	—	—	—	—	29,874	29,874
Operating income (loss)	$51,346	$18,399	$5,304	$75,049	$(31,351)	$43,698
Interest expense	—	—	—	—	14,894	14,894
Other income, net	—	—	—	—	(648)	(648)
Income (loss) before income taxes	$51,346	$18,399	$5,304	$75,049	$(45,597)	$29,452

Capital expenditures	936	$1,082	$—	2,018	$4,722	$6,740
(1). Other primarily includes selling, general and administrative expenses of $24.5 million and amortization of intangible assets of $5.4 million.

Three Months Ended September 30, 2024	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$316,831	$89,825	$66,279	$472,935	$—	$472,935
Operating expenses	269,034	70,614	60,671	400,319	—	400,319
Other expenses
Depreciation	807	848	8	1,663	702	2,365
Amortization of finance lease assets	835	156	32	1,023	87	1,110
Other(1)	—	—	—	—	29,533	29,533
Operating income (loss)	$46,155	$18,207	$5,568	$69,930	$(30,322)	$39,608
Interest expense	—	—	—	—	15,716	15,716
Other income, net	—	—	—	—	160	160
Income (loss) before income taxes	$46,155	$18,207	$5,568	$69,930	$(46,198)	$23,732

Capital expenditures	$1,034	$920	$—	$1,954	$2,000	$3,954
(1). Other primarily includes selling, general and administrative expenses of $24.3 million and amortization of intangible assets of $5.2 million.

Nine Months Ended September 30, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$1,016,985	$280,273	$191,717	$1,488,975	$—	$1,488,975
Operating expenses	862,649	226,832	175,470	1,264,951	—	1,264,951
Other expenses
Depreciation	2,864	2,336	24	5,224	2,423	7,647
Amortization of finance lease assets	2,911	657	127	3,695	1,151	4,846
Other(1)	—	—	—	—	81,332	81,332
Operating income (loss)	$148,561	$50,448	$16,096	$215,105	$(84,906)	$130,199
Interest expense	—	—	—	—	44,298	44,298
Other income, net	—	—	—	—	(2,320)	(2,320)
Income (loss) before income taxes	$148,561	$50,448	$16,096	$215,105	$(126,884)	$88,221

Capital expenditures	$3,434	$2,568	$—	$6,002	$30,998	$37,000
(1). Other primarily includes selling, general and administrative expenses of $65.2 million and amortization of intangible assets of $16.1 million.

Nine Months Ended September 30, 2024	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$911,783	$225,417	$193,926	$1,331,126	$—	$1,331,126
Operating expenses	776,565	183,980	177,155	1,137,700	—	1,137,700
Other Expenses
Depreciation	2,334	2,547	24	4,905	1,916	6,821
Amortization of finance lease assets	2,554	347	94	2,995	236	3,231
Other(1)	—	—	—	—	77,283	77,283
Operating income (loss)	$130,330	$38,543	$16,653	$185,526	$(79,435)	$106,091
Interest expense	—	—	—	—	46,644	46,644
Other income, net	—	—	—	—	(2,844)	(2,844)
Income (loss) before income taxes	$130,330	$38,543	$16,653	$185,526	$(123,235)	$62,291

Capital expenditures	$3,089	$2,564	$13	$5,666	$10,007	$15,673
(1). Other primarily includes selling, general and administrative expenses of $63.0 million and amortization of intangible assets of $14.3 million.

The following table sets forth total assets related to the Company's segments (in thousands):

	September 30, 2025	December 31, 2024
Service Centers	$816,858	$764,533
Innovative Pumping Solutions	322,587	311,429
Supply Chain Services	90,383	62,760
Total Reportable Segments Assets	$1,229,828	$1,138,722
Corporate	214,626	210,772
Total Assets	$1,444,454	$1,349,494

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

During the first quarter of 2025, the Company acquired one business for a total of $13.0 million. The Company acquired this business to expand its platforms and to maintain its leading position as the largest distributor of rotating equipment in North America.

During the second quarter of 2025, the Company acquired one business for a total of $1.0 million. The Company acquired this business to expand its geographic coverage and to maintain its leading position as the largest distributor of rotating equipment in North America.

During the third quarter of 2025, the Company acquired one business for a total of $11.6 million. The Company acquired this business to expand its end markets and enhance a geographic region in order to maintain its leading position as the largest distributor of rotating equipment in North America.

A summary of the preliminary allocation of the total purchase consideration of our business acquisition during the nine months ended September 30, 2025 is presented as follows (in thousands):

	Q1 2025	Q2 2025	Q3 2025	Total
Total Acquisitions	1	1	1	3

Cash payments	$12,981	$1,027	$10,916	$24,924
Contingent Consideration	—	—	683	683
Total purchase price consideration	$12,981	$1,027	$11,599	$25,607
Tangible assets acquired	8,160	927	5,219	14,306
Intangible assets acquired	3,284	203	2,305	5,792
Total assets acquired	$11,444	$1,130	$7,524	$20,098
Total liabilities assumed	(4,983)	(508)	(1,179)	(6,670)
Net assets acquired	6,461	622	6,345	13,428
Goodwill	$6,520	$405	$5,254	$12,179

The total purchase consideration related to our acquisitions for the nine months ended September 30, 2025 consisted primarily of cash consideration. The total cash and cash equivalents acquired for these acquisitions was $1.2 million. Transaction-related costs included within selling, general, and administrative expenses in the consolidated statements of operations was $1.0 million for the nine months ended September 30, 2025.

The goodwill total of approximately $12.2 million for the nine months ended September 30, 2025 assigned to our SC segment was primarily attributable to expected synergies and the assembled workforce of the entities. The total amount of goodwill expected to be deductible for tax purposes is $11.8 million.

The acquisitions' operating results are included within the Company's consolidated statements of operations from the date of acquisition, which were not material for the nine months ended September 30, 2025. Pro forma results of operations information have not been presented, as the effects of the acquisitions were not material to our financial results.

Of the $5.8 million of acquired intangible assets, $0.3 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, and $5.5 million was assigned to customer relationships and will be amortized over a period of 8 years.

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

The following table represents total number of shares purchased, the amount paid, and the average price paid per share under share repurchase programs authorized by our Board of Directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Total number of shares purchased	19.2	100.0	19.2	565.8
Amount paid	$1,999	$4,985	$1,999	$28,783
Average price paid per share	$104.18	$49.85	$104.18	$50.87

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$40,225	$43,966
Cash paid for income taxes	35,095	17,911

Non-cash investing and financing activities:
Treasury shares repurchase accruals	$(28)	$225

NOTE 15 - OTHER INCOME AND EXPENSES

The components of other (income) expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income	(768)	(422)	(2,565)	(3,487)
Change in fair value of contingent consideration	204	685	932	380
Other, net	(84)	(103)	(687)	263
Total	(648)	160	(2,320)	(2,844)

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

Geographical Information
Revenues are presented in geographic area based on location of the facility shipping products or providing services.

The Company’s revenues by geographical location are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues
United States	$495,781	$450,141	$1,431,885	$1,268,641
Canada	17,604	22,403	55,961	60,622
Other	339	391	1,129	1,863
Total	$513,724	$472,935	$1,488,975	$1,331,126

Recent Acquisitions
We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. "Acquisition Sales" are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.
The following tables sets forth the disaggregation of revenue from sales associated with recent acquisitions for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Three Months Ended September 30, 2025
Service Centers	$350,179	$11,658	$338,521
Innovative Pumping Solutions	100,551	6,745	93,806
Supply Chain Services	62,994	—	62,994
Total Sales	$513,724	$18,403	$495,321

Three Months Ended September 30, 2024
Service Centers	$316,831	$12,969	$303,862
Innovative Pumping Solutions	89,825	15,566	74,259
Supply Chain Services	66,279	—	66,279
Total Sales	$472,935	$28,535	$444,400

$ Change
Service Centers	$33,348	$(1,311)	$34,659
Innovative Pumping Solutions	10,726	(8,821)	19,547
Supply Chain Services	(3,285)	—	(3,285)
Total $ Change	$40,789	$(10,132)	$50,921

% Change
Service Centers	10.5%	(10.1)%	11.4%
Innovative Pumping Solutions	11.9%	(56.7)%	26.3%
Supply Chain Services	(5.0)%	N/A	(5.0)%
Total % Change	8.6%	(35.5)%	11.5%

	Sales	Acquisition Sales	Organic Sales
Nine Months Ended September 30, 2025
Service Centers	$1,016,985	$45,154	$971,831
Innovative Pumping Solutions	280,273	28,966	251,307
Supply Chain Services	191,717	—	191,717
Total Sales	$1,488,975	$74,120	$1,414,855

Nine Months Ended September 30, 2024
Service Centers	$911,783	$23,187	$888,596
Innovative Pumping Solutions	225,417	40,526	184,891
Supply Chain Services	193,926	—	193,926
Total Sales	$1,331,126	$63,713	$1,267,413

$ Change
Service Centers	$105,202	$21,967	$83,235
Innovative Pumping Solutions	54,856	(11,560)	66,416
Supply Chain Services	(2,209)	—	(2,209)
Total $ Change	$157,849	$10,407	$147,442

% Change
Service Centers	11.5%	94.7%	9.4%
Innovative Pumping Solutions	24.3%	(28.5)%	35.9%
Supply Chain Services	(1.1)%	N/A	(1.1)%
Total % Change	11.9%	16.3%	11.6%

NOTE 17 - SUBSEQUENT EVENT

On October 1, 2025, the Company completed the acquisition of APSCO, LLC. The acquisition was funded with cash on the balance sheet.

On November 1, 2025, the Company completed the acquisition of Triangle Pump & Equipment, Inc. The acquisition was funded with cash on the balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the nine months ended September 30, 2025 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

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

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2024 Form 10-K.

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. For the nine months ended September 30, 2025, we had approximately $1.3 billion in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 14.1 percent compared to the nine months ended September 30, 2024. Our performance has been strengthened by our ability to maintain strong margins despite price increases from vendors and suppliers. During the nine months ended September 30, 2025, $45.1 million in sales in our Service Centers (SC) segment and $29.0 million in sales in our Innovative Pumping Solutions (IPS) segment were associated with acquisition sales.

Supply Chain Services Segment

For the nine months ended September 30, 2025, we had approximately $191.7 million in sales in our Supply Chain Services (SCS) segment, a decrease of approximately 1.1 percent compared to the nine months ended September 30, 2024.

Matters Affecting Comparability

Our results of operations are not directly comparable on a year-over-year basis due to various prior acquisitions and the varying size and number of acquisitions in any comparable period. Accordingly, the results of acquisitions are included subsequent to their respective acquisition dates and the Company provides detail around Organic and Acquisition Sales as defined in our Key Business Metrics. During the nine months ended September 30, 2025, acquisition sales were $74.1 million compared to $63.7 million for the nine months ended September 30, 2024.

From time to time, typically based upon a leap year, our comparable business days may not equal each other. There were 190 business days during the nine months ended September 30, 2025 and 191 business days during the nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales by Business Segment
Service Centers	$350,179	$316,831	$1,016,985	$911,783
Innovative Pumping Solutions	100,551	89,825	280,273	225,417
Supply Chain Services	62,994	66,279	191,717	193,926
Total DXP Sales	$513,724	$472,935	$1,488,975	$1,331,126
Acquisition Sales	$18,403	$28,535	$74,120	63,713
Organic Sales	$495,321	$444,400	$1,414,855	$1,267,413

Business Days	64	64	190	191
Sales per Business Day	$8,027	$7,390	$7,837	$6,969
Organic Sales per Business Day	$7,739	$6,944	$7,447	$6,636

Gross Profit	$161,259	$146,110	$469,337	$407,785
Gross Profit Margin	31.4%	30.9%	31.5%	30.6%
Income from Operations	$43,698	$39,608	$130,199	$106,091
Income from Operations Margin	8.5%	8.4%	8.7%	8.0%
Net Income	$21,631	$21,101	$65,832	$49,126
Net Income Margin	4.2%	4.5%	4.4%	3.7%
EBITDA	$54,266	$48,168	$161,063	$133,320
EBITDA Margin	10.6%	10.2%	10.8%	10.0%
Adjusted EBITDA	$56,501	$52,440	$166,333	$141,010
Adjusted EBITDA Margin	11.0%	11.1%	11.2%	10.6%
Net cash provided by operating activities	$34,886	$28,344	$56,505	$70,068
Free Cash Flow	$28,146	$24,390	$19,505	$54,395

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

RESULTS OF OPERATIONS

(in thousands, except percentages and per share data)

DXP is organized into three business segments: Service Centers, Innovative Pumping Solutions, and Supply Chain Services. The Service Centers are engaged in providing MRO products, equipment and integrated services, including technical expertise and logistics capabilities, to industrial customers with the ability to provide same day delivery. The Service Centers provide a wide range of MRO products and services in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product and service categories. The IPS segment provides products and services to the water and wastewater market and fabricates and assembles integrated pump system packages custom made to customer specifications, remanufactures pumps, and manufactures branded private label pumps. The SCS segment provides a wide range of MRO products and manages all or part of our customers' supply chain function, and inventory management.

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	%	2024	%
Sales	$513,724	100.0%	$472,935	100.0%
Cost of sales	352,465	68.6%	326,825	69.1%
Gross profit	161,259	31.4%	146,110	30.9%
Selling, general and administrative expenses	117,561	22.9%	106,502	22.5%
Income from operations	43,698	8.5%	39,608	8.4%
Interest expense	14,894	2.9%	15,716	3.3%
Other (income) expense, net	(648)	(0.1)%	160	—%
Income before income taxes	29,452	5.7%	23,732	5.0%
Provision for income tax expense	7,821	1.5%	2,631	0.6%
Net income	$21,631	4.2%	$21,101	4.5%

Earnings per share:
Basic	$1.38		$1.34
Diluted	$1.31		$1.27

The following tables sets forth the disaggregation of revenue from sales associated with acquisitions for the three and nine months ended September 30, 2025 and 2024 (in thousands) :

	Sales	Acquisition Sales	Organic Sales
Three Months Ended September 30, 2025

Service Centers	$350,179	$11,658	$338,521
Innovative Pumping Solutions	100,551	6,745	93,806
Supply Chain Services	62,994	—	62,994
Total Sales	$513,724	$18,403	$495,321

Three Months Ended September 30, 2024

Service Centers	$316,831	$12,969	$303,862
Innovative Pumping Solutions	89,825	15,566	74,259
Supply Chain Services	66,279	—	66,279
Total Sales	$472,935	$28,535	$444,400

$ Change
Service Centers	$33,348	$(1,311)	$34,659
Innovative Pumping Solutions	10,726	(8,821)	19,547
Supply Chain Services	(3,285)	—	(3,285)
Total $ Change	$40,789	$(10,132)	$50,921

% Change
Service Centers	10.5%	(10.1)%	11.4%
Innovative Pumping Solutions	11.9%	(56.7)%	26.3%
Supply Chain Services	(5.0)%	N/A	(5.0)%
Total % Change	8.6%	(35.5)%	11.5%

SALES. Sales for the three months ended September 30, 2025 increased $40.8 million, or 8.6 percent, to approximately $513.7 million from $472.9 million for the prior year's corresponding period, of which acquisitions contributed $18.4 million. Additionally, the overall increase in sales was the result of an increase in sales in our SC and IPS segments of $33.3 million and $10.7 million, slightly offset by a decrease in our SCS segment of $3.3 million. The fluctuations in sales are further explained in our business segment discussions below.

Service Centers segment. Sales for the SC segment increased $33.3 million, or 10.5 percent, for the three months ended September 30, 2025, compared to the prior year's corresponding period. Organic sales grew $34.7 million, this sales increase was the result of increases within our Ohio River Valley, California, South Central, and Rockies regions totaling $24.3 million offset by decreases in sales within Canada of $5.0 million. Sales attributable to recent acquisitions was $11.7 million during the period as compared to $13.0 million in the three months ended September 30, 2024.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $10.7 million, or 11.9 percent, for the three months ended September 30, 2025, compared to the prior year's corresponding period. This sales increase was the result of increases within our fabrication, global solutions division, and our water and wastewater division totaling $19.5 million. Sales attributable to recent acquisitions was $6.7 million during the period as compared to $15.6 million for the three months ended September 30, 2024.

Supply Chain Services segment. Sales for the SCS segment decreased by $3.3 million, or 5.0 percent, for the three months ended September 30, 2025, compared to the prior year's corresponding period primarily due to customer facility closures.

GROSS PROFIT. Gross profit margin for the three months ended September 30, 2025 was 31.4 percent compared to 30.9 percent for the prior year's corresponding period. The gross profit margin for the three months ended September 30, 2025 was positively impacted by 50 basis points due to recent acquisitions and continuing margin expansion efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended September 30, 2025 increased by $11.1 million, or 10.4 percent, to $117.6 million from $106.5 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent and IT expense.

OPERATING INCOME. Operating income for the third quarter of 2025 increased by $4.1 million to $43.7 million, from $39.6 million in the prior year's corresponding period. This increase in operating income was primarily driven by increases in our SC segment.

INTEREST EXPENSE. Interest expense for the third quarter of 2025 decreased $0.8 million compared to the prior year's corresponding period. This decrease was primarily due to the Company refinancing its Term Loan during the fourth quarter of 2024.

INCOME TAXES. Our effective tax rate for continuing operations was 26.6 percent for the three months ended September 30, 2025, compared to 11.1 percent for the three months ended September 30, 2024. Compared to the U.S. statutory rate for the three months ended September 30, 2024, the effective tax rate increased primarily due to a lower tax benefit from research and development tax credits, lower tax benefit from stock compensation vested during the period, partially offset by a higher benefit for state income taxes.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	%	2024	%
Sales	$1,488,975	100.0%	$1,331,126	100.0%
Cost of sales	1,019,638	68.5%	923,341	69.4%
Gross profit	469,337	31.5%	407,785	30.6%
Selling, general and administrative expenses	339,138	22.8%	301,694	22.7%
Income from operations	130,199	8.7%	106,091	8.0%
Interest expense	44,298	3.0%	46,644	3.5%
Other income, net	(2,320)	(0.2)%	(2,844)	(0.2)%
Income before income taxes	88,221	5.9%	62,291	4.7%
Provision for income taxes	22,389	1.5%	13,165	1.0%
Net income	$65,832	4.4%	$49,126	3.7%

Earnings per share:
Basic	$4.19		$3.08
Diluted	$3.98		$2.93

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Sales	Acquisition Sales	Organic Sales
Nine Months Ended September 30, 2025
Service Centers	$1,016,985	$45,154	$971,831
Innovative Pumping Solutions	280,273	28,966	251,307
Supply Chain Services	191,717	—	191,717
Total Sales	$1,488,975	$74,120	$1,414,855

Nine Months Ended September 30, 2024
Service Centers	$911,783	$23,187	$888,596
Innovative Pumping Solutions	225,417	40,526	184,891
Supply Chain Services	193,926	—	193,926
Total Sales	$1,331,126	$63,713	$1,267,413

$ Change
Service Centers	$105,202	$21,967	$83,235
Innovative Pumping Solutions	54,856	(11,560)	66,416
Supply Chain Services	(2,209)	—	(2,209)
Total $ Change	$157,849	$10,407	$147,442

% Change
Service Centers	11.5%	94.7%	9.4%
Innovative Pumping Solutions	24.3%	(28.5)%	35.9%
Supply Chain Services	(1.1)%	N/A	(1.1)%
Total % Change	11.9%	16.3%	11.6%

SALES. Sales for the nine months ended September 30, 2025 increased $157.8 million, or 11.9 percent, to approximately $1.5 billion from $1.3 billion for the prior year's corresponding period, of which acquisitions contributed $74.1 million during the year. Additionally, the overall increase in sales was the result of an increase in sales within our SC and IPS segments of $105.2 million and $54.9 million, offset by decreases of $2.2 million in our SCS segment. The fluctuations in sales are further explained in our business segment discussions below.

Service Centers segment. Sales for the SC segment increased by $105.2 million, or 11.5 percent for the nine months ended September 30, 2025, compared to the prior year's corresponding period. Sales from acquisitions for the SC segment contributed $45.2 million during the period as compared to $23.2 million during the nine months ended September 30, 2024. Total sales for the SC segment excluding acquisitions increased $83.2 million from the prior year's corresponding period. This sales increase was primarily the result of increased business activity within the majority of our regions, offset by a decrease in Canada compared to the prior year's corresponding period.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $54.9 million, or 24.3 percent for the nine months ended September 30, 2025 compared to the prior year's corresponding period. Sales from acquisitions for the IPS segment contributed $29.0 million during the period compared to $40.5 million during the nine months ended September 30, 2024. Additionally, organic sales increased within our fabrication and global solutions division, and our water and wastewater end market, partially offset by a decrease due to the timing of projects compared to the prior year's corresponding period.

Supply Chain Services segment. Sales for the SCS segment decreased by $2.2 million, or 1.1 percent, for the nine months ended September 30, 2025, compared to the prior year's corresponding period.

GROSS PROFIT. Gross profit margin for the nine months ended September 30, 2025 was 31.5 percent compared to 30.6 percent for the prior year's corresponding period. The gross profit margin for the nine months ended September 30, 2025 was positively impacted by 90 basis points due to recent acquisitions and continuing margin expansion efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the nine months ended September 30, 2025 increased by approximately $37.4 million, or 12.4 percent, to $339.1 million from $301.7 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent and IT expense.

OPERATING INCOME. Operating income for the nine months ended September 30, 2025 increased by $24.1 million or 22.7 percent to $130.2 million from $106.1 million in the prior year's corresponding period. This increase in operating income was primarily driven by increases in our SC and IPS segments.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2025 decreased $2.3 million compared with the prior year's corresponding period. This decrease was primarily due to the Company refinancing its Term Loan during the fourth quarter of 2024.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 25.4 percent for the nine months ended September 30, 2025, compared to a tax expense of 21.1 percent for the nine months ended September 30, 2024, the effective tax rate increased primarily due to a lower tax benefit from research and development tax credits, lower tax benefit from stock compensation vested during the period, partially offset by a higher benefit for state income taxes.

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
The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales by Business Segment
Service Centers	$350,179	$316,831	$1,016,985	$911,783
Innovative Pumping Solutions	100,551	89,825	280,273	225,417
Supply Chain Services	62,994	66,279	191,717	193,926
Total DXP Sales	$513,724	$472,935	$1,488,975	$1,331,126
Acquisition Sales	$18,403	$28,535	$74,120	63,713
Organic Sales	$495,321	$444,400	$1,414,855	$1,267,413

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

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to DXP Enterprises, Inc.	$21,631	$21,101	$65,832	$49,126
Plus: Interest expense	14,894	15,716	44,298	46,644
Plus: Provision for income tax expense	7,821	2,631	22,389	13,165
Plus: Depreciation and amortization	9,920	8,720	28,544	24,385
EBITDA	$54,266	$48,168	$161,063	$133,320
Plus: other non-recurring items(1)	757	2,950	992	4,292
Plus: stock compensation expense	1,478	1,322	4,278	3,398
Adjusted EBITDA	$56,501	$52,440	$166,333	$141,010

Operating Income Margin	8.5%	8.4%	8.7%	8.0%
Net Income Margin	4.2%	4.5%	4.4%	3.7%
EBITDA Margin	10.6%	10.2%	10.8%	10.0%
Adjusted EBITDA Margin	11.0%	11.1%	11.2%	10.6%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$34,886	$28,344	$56,505	$70,068
Less: purchases of property and equipment	(6,740)	(3,954)	(37,000)	(15,673)
Free Cash Flow	$28,146	$24,390	$19,505	$54,395

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

Cash

As of September 30, 2025, we had available cash of $123.8 million and credit facility availability of $153.4 million. We have a $185.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $31.6 million. We had no borrowings outstanding on our ABL Revolver as of September 30, 2025.

Cash Flows

The following table summarizes our net cash flows provided by and used in operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net Cash Provided by (Used in):
Operating Activities	$56,505	$70,068
Investing Activities	(58,733)	(165,113)
Financing Activities	(23,194)	(42,384)
Effect of Foreign Currency	840	(691)
Net Change in Cash	$(24,582)	$(138,120)

Operating Activities

The Company generated $56.5 million of cash from operating activities during the nine months ended September 30, 2025 compared to $70.1 million of cash generated during the prior year's corresponding period. The decrease of $13.6 million was primarily due to the higher payment of income taxes in 2025 compared to 2024.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $58.7 million compared to a $165.1 million use of cash during the prior year’s corresponding period. This $106.4 million decrease was primarily driven by lower acquisition activity during the nine months ended September 30, 2025. Total cash paid for acquisitions, net of cash acquired, was $24.4 million compared to $149.4 million for the nine months ended September 30, 2024.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $23.2 million, compared to net cash used in financing activities of $42.4 million during the prior year’s corresponding period. The decrease was primarily due to share repurchase activity of $2.0 million during the nine months ended September 30, 2025 compared to $28.8 million for the nine months ended September 30, 2024.

We believe the Company has adequate funding to support its working capital needs within the business.

Debt

At September 30, 2025, our total outstanding debt was $644.0 million, or 56.9 percent of total capitalization (total debt plus shareholders' equity) of $1.1 billion. $643.0 million of this outstanding debt bears interest at various floating rates. For a further discussion of the Company's debt refer to Note 8. Long-Term Debt.

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

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows (in thousands):

	September 30, 2025	December 31, 2024
Total borrowing capacity	$185,000	$135,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	31,572	9,354
Total amount available	$153,428	$125,646

At September 30, 2025, the Company had $277.3 million of liquidity including $123.8 million in cash and $153.4 million in availability under the ABL Revolver.

On July 1, 2025, the Company entered into an Increase Agreement (the “Increase Agreement”) to which the aggregate commitments under the Company's existing asset-based revolving credit facility (the "ABL Facility") were increased by $50 million. Following the effectiveness of the Increase Agreement, the total commitments under the ABL Facility increased from $135.0 million to $185.0 million.

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

The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$34,886	$28,344	$56,505	$70,068
Less: purchases of property and equipment	(6,740)	(3,954)	(37,000)	(15,673)
Free Cash Flow	$28,146	$24,390	$19,505	$54,395

Uses of Liquidity

Internally generated cash flows are the primary source of working capital and growth initiatives, including acquisitions and growth capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases, when appropriate.

Working Capital

We monitor net working capital, which excludes cash and restricted cash, short-term debt obligations, and short-term operating leases. Net working capital as of September 30, 2025 was $364.6 million, an increase of $73.6 million compared to $291.0 million as of December 31, 2024. The increase was primarily due to sustained sales growth and acquisitions.

Acquisitions

For a discussion of the Company’s acquisitions refer to Note 12. Business Acquisitions. During September 30, 2025 and 2024, the Company invested $24.4 million and $149.4 million, respectively, in acquisitions.

Capital Expenditures

The Company's capital expenditures was $37.0 million and $15.7 million for the nine months ended September 30, 2025 and 2024 respectively. This includes a purchase of a facility, continued facility upgrades and enhancements, tools and equipment, software and technology investments and enhancements across the Company.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's unaudited condensed financial statements are prepared in accordance with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the SEC on March 10, 2025. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act identified in the evaluation for the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The Company regularly claims federal income tax credits for the research activities it conducts related to its manufacturing activities. The Company has recognized a total of $37.0 million as of the third quarter of 2025 in federal income tax credits for the research activities from 2015 thru 2025. The Internal Revenue Service (“IRS”) is conducting an examination of the Company’s U.S. federal income tax returns for its 2018 tax year. The Company received Notices of Proposed Adjustment in October 2024, which if sustained, would result in a loss of federal income tax credits for research activities claimed by the Company during that tax year. The Company intends to vigorously defend its reported positions. The Company has currently accrued a reserve relating to the potential tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If the IRS materially reduces or disallows our federal income tax credits for research activities, it may have a material adverse effect on our business and financial condition.

Other than the risk factors noted above, there have been no other changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year end December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended September 30, 2025.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the third quarter of fiscal year 2025 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2025	—	$—	—	$85,000
August 1 – August 31, 2025	19,188	104.18	19,188	83,001
September 1 – September 30, 2025	1,153	118.50	—	83,001
Total	20,341	$104.99	19,188	$83,001

(1) There were 1,153 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended September 30, 2025.

(2) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. As of September 30, 2025, approximately $83.0 million worth of, or approximately 2.48 million, shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in XBRL.

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

Dated: November 6, 2025