Form 10-K
period 2025-12-31
DXP ENTERPRISES INC
filed 2026-02-26
CIK 1020710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to _________.
Commission file number 0-21513

DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	5301 Hollister, Houston, Texas 77040	76-0509661
(State of incorporation)	(Address of principal executive offices, including zip code)	(I.R.S. Employer Identification Number)

(713) 996-4700
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock par value $0.01	DXPE	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the registrant's Common Stock held by non-affiliates of registrant as of June 30, 2025 was $1.1 billion based on the closing sale price as reported on the NASDAQ Stock Market System.

Number of shares of registrant's Common Stock outstanding as of February 20, 2026: 15,522,213.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2026 annual meeting of shareholders are incorporated by reference into Part III hereof. The 2026 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DXP ENTERPRISES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

PART I

ITEM 1. Business

Company Overview

Founded in 1908, DXP Enterprises, Inc. (together with our subsidiaries, hereinafter referred to as “DXP” or the “Company” or by the terms such as we, our, or us) was incorporated in Texas in 1996 to be the successor to SEPCO Industries, Inc. Since our predecessor company was founded, we have primarily been engaged in the business of distributing maintenance, repair and operating (“MRO”) products, equipment and service to customers in a variety of end markets including the general industrial, energy, food & beverage, chemical, transportation, water and wastewater. The Company is organized into three business segments: Service Centers (“SC”), Innovative Pumping Solutions (“IPS”) and Supply Chain Services (“SCS”). Sales, income from operations, total assets, and other financial information for our business segments are presented in Note 20 – Segment Reporting to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Summary Sales and Income from Operations by Business Segment
______________________________________________________________________________________________________

______________________________________________________________________________________________________

Our total sales have increased from $125 million in 1996 to $2.0 billion in 2025 through a combination of internal growth and business acquisitions. The following table shows, as of the end of the last 10 fiscal years, our consolidated sales; total number of locations; the number of SC facilities, IPS facilities, SCS customer sites; and the corresponding sales and average sales per business segment location:

Ten Year Consolidated and Business Segment Summary

($ in millions)	2025	2024(1)	2023(1)	2022	2021	2020	2019	2018	2017	2016
Sales	$2,016	$1,802	$1,679	$1,481	$1,114	$1,005	$1,265	$1,216	$1,007	$962
Locations	293	279	264	275	252	247	244	249	243	245

SC sales	$1,373	$1,237	$1,215	$1,041	$816	$663	$762	$750	$641	$621
SC facilities	168	161	161	160	152	158	145	155	165	167
Avg. SC sales/facility	$8.2	$7.7	$7.5	$6.5	$5.4	$4.2	$5.3	$4.8	$3.9	$3.7

IPS sales	$390	$309	$204	$199	$140	$188	$304	$292	$204	$187
IPS facilities	36	32	22	20	18	10	10	11	11	11
Avg. IPS sales/facility	$10.8	$9.7	$9.3	$9.9	$7.8	$18.8	$30.4	$26.5	$18.5	$17.0

SCS sales	$253	$256	$260	$240	$158	$155	$201	$174	$161	$154
SCS customer sites	89	86	81	95	82	79	89	83	67	67
Avg. SCS sales/site	$2.8	$3.0	$3.2	$2.5	$1.9	$2.0	$2.3	$2.1	$2.4	$2.3
(1) Certain prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

Geographic Reach

At December 31, 2025, our operations covered 293 locations including 204 facilities within our SC and IPS segment and 89 customer sites in our SCS segment. Our SC and IPS segment operations include 39 states in the United States (“U.S.”), nine provinces in Canada, one city in the United Arab Emirates (“U.A.E”), one city in India, and one city in Saudi Arabia.

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

Industry Overview

The industrial distribution market is highly fragmented. Based on 2024 sales as reported by Industrial Distribution magazine, we were the 17th largest distributor of MRO products in the U.S. Most industrial customers currently purchase their industrial supplies through numerous local distribution and supply companies. These distributors generally provide the customer with repair and maintenance services, technical support and application expertise with respect to one product category. Products typically are purchased by the distributor for resale directly from the manufacturer and warehoused at distribution facilities of the distributor until sold to the customer. Customers may also periodically procure products in advance of anticipated near-term demand and or requirements and maintain such inventory at their industrial site until it is used.

We believe that the distribution system for industrial products, as described in the preceding paragraph, creates inefficiencies at both the customer and the distributor levels through excess inventory requirements and duplicative cost structures. To compete more effectively, our customers and other users of MRO products are seeking ways to enhance efficiencies and lower MRO product and procurement costs. In response to this customer desire, three primary trends have emerged in the industrial supply industry:

•Industry Consolidation. Industrial customers have reduced the number of supplier relationships they maintain to lower total purchasing costs, improve inventory management, ensure consistently high levels of customer service and enhance purchasing power. This focus on fewer suppliers has led to consolidation within the fragmented industrial distribution industry.

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

Business Segments

The Company is organized into three business segments: Service Centers (“SC”), Innovative Pumping Solutions (“IPS”) and Supply Chain Services (“SCS”). Our segments provide our Chief Executive Officer, who is our chief operating decision maker (“CODM”) with a comprehensive financial view of our key businesses. Our segments enable the alignment of strategies and objectives and provide a framework for timely and rational allocation of resources within our businesses. In addition to our three business segments, our consolidated financial results include corporate and other expenses which includes costs related to our centralized support functions.

The following chart and table represent financial information for the last three years and the key end markets we currently serve. See Results of Operations under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for further information on our segments’ financial results.

Consolidated Financial Summary and End Markets
______________________________________________________________________________________________________

($ in millions)	2025	2024	2023

Sales	$2,016	$1,802	$1,679
Income from operations	$177	$145	$139
% Margin	8.8%	8.1%	8.3%
EBITDA	$219	$182	$170
% Margin	10.8%	10.1%	10.1%
DXPeople	3,286	3,028	2,837

______________________________________________________________________________________________________

Service Centers

Our Service Centers (“SC”) are engaged in providing MRO products, equipment and services, including technical expertise and logistics capabilities, to a variety of customers serving varied end markets with the ability to provide same day delivery. The following chart and table represent financial information for the last three years and the key end markets our SC segment currently serves:

Service Centers’ Financial Summary and End Markets
______________________________________________________________________________________________________

($ in millions)	2025	2024(1)	2023(1)

Sales	$1,373	$1,237	$1,215
Income from operations	$198	$180	$177
% Margin	14.4%	14.6%	14.6%
EBITDA	$207	$185	$182
% Margin	15.1%	15.0%	15.0%
SC Employees	1,945	1,843	1,723
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

______________________________________________________________________________________________________

We offer our customers a single source of supply on an efficient and competitive basis by being a first-tier distributor that can purchase products directly from manufacturers. As a first-tier distributor, we are able to reduce our customers' costs and improve efficiencies in the supply chain. We offer a wide range of industrial MRO products, equipment, and services through a continuum of customized and efficient MRO solutions. We also provide services such as field safety supervision, in-house and field repair, and predictive maintenance.

A majority of our SC segment sales are derived from customer purchase orders for products. Sales are directly solicited from customers by our sales force. Our SC facilities are stocked and staffed with knowledgeable sales associates and backed by a centralized customer service team of experienced industry professionals. At December 31, 2025, our SC products and services were distributed from 164 service center facilities and 4 distribution centers.

Our SC segment provide a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply and safety product, and service categories. We currently serve as a first-tier distributor of more than 1,000,000 items of which more than 60,000 are stock keeping units (SKUs) for use primarily by customers engaged in the oil and gas, general industrial, manufacturing, chemical, food and beverage, refining, water & wastewater, fabrication & construction, and other industries.

SC segment’s long-lived assets are primarily located in the U.S. and Canada. Approximately 5.2% of the SC segment’s revenues were in Canada and the remainder was primarily all in the U.S. Our foreign operations are subject to certain unique risks, which are more fully disclosed in Item 1A “Risk Factors,” “Risks Associated with Legal and Regulatory Matters”.

At December 31, 2025, our SC segment had 1,945 employees, all of whom were full-time.

Innovative Pumping Solutions

Our Innovative Pumping Solutions (“IPS”) segment provides integrated custom pump skid packages, pump remanufacturing, and manufactures branded private label pumps to meet the capital equipment needs of our global customer base. Our IPS segment also provides a comprehensive suite of products and services to the water and wastewater treatment market in the United States to meet the capital equipment needs of municipalities, and general contractors. The following chart and table represent financial information for the last three years and the key end markets our IPS segment currently serves:

Innovative Pumping Solutions’ Financial Summary and End Markets
______________________________________________________________________________________________________

($ in millions)	2025	2024(1)	2023(1)

Sales	$390	$309	$204
Income from operations	$70	$51	$32
% Margin	16.6%	16.6%	16.1%
EBITDA	$74	$55	$36
% Margin	19.0%	17.8%	17.6%
IPS Employees	541	462	383
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

______________________________________________________________________________________________________

Our IPS segment provides a single source for design, engineering, project management and systems design, and fabrication for unique customer specifications. Our IPS segment provides project solutions and capital equipment to the water and wastewater treatment markets including potable water, bio-solid and residual management and wastewater treatment.

Our sales of integrated custom pump packages, remanufactured pumps, and branded private label pumps are generally derived from customer purchase orders containing the customers’ unique specifications. Sales are directly solicited from customers by our dedicated sales force.

Our engineering staff can design a complete custom pump package to meet our customers’ project specifications. Drafting programs such as SolidWorks and AutoCAD® allow our engineering team to verify the design and layout of packages with our customers prior to the start of fabrication. Finite Elemental Analysis programs such as Cosmos Professional are used to design the package to meet all normal and future loads and forces. This process helps maximize the pump packages’ life and minimizes any impact to the environment.

With over 100 years of fabrication experience, we have acquired the technical expertise to ensure that our pumps and pump packages are built to meet the highest standards. We utilize manufacturer authorized equipment and manufacturer certified personnel. Pump packages require MRO products and original equipment manufacturers’ (OEM) equipment such as pumps, motors, valves, and consumable products such as welding supplies. We also leverage our MRO product inventories and breadth of authorized products to lower the total cost and maintain the quality of our pump packages.

At December 31, 2025, our IPS segment operated out of 36 facilities, 31 of which are located in the U.S., two in Canada, one in the United Arab Emirates (“U.A.E”), one in India, and one in Saudi Arabia. Primarily all of our IPS segment’s long-lived assets are located in the U.S.

At December 31, 2025, our IPS segment had 541 employees, all of whom were full-time.

Total backlog, representing firm orders for our IPS segment products that have been received and entered into our production systems, was $325.0 million and $292.2 million at December 31, 2025 and 2024, respectively.

Supply Chain Services

Our Supply Chain Services (“SCS”) segment manages all or part of our customers’ supply chains including procurement and inventory management. Our mission is to help our customers become more competitive by reducing their indirect material costs and order cycle time through increased productivity and enterprise-wide inventory and procurement visibility and control. The following chart and table represent financial information for the last three years and the key end markets our SCS segment currently serves:

Supply Chain Services’ Financial Summary and End Markets
______________________________________________________________________________________________________

($ in millions)	2025	2024(1)	2023(1)

Sales	$253	$256	$260
Income from operations	$22	$22	$22
% Margin	8.5%	8.5%	8.3%
EBITDA	$22	$22	$22
% Margin	8.7%	8.6%	8.5%
SCS Employees	465	397	419
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

______________________________________________________________________________________________________

Our SCS segment enters into long-term contracts with customers that can be canceled on little or no notice under certain circumstances. Our SCS segment provides fully outsourced MRO solutions for sourcing MRO products including, but not limited to, the following: inventory optimization and management; store-room management; transaction consolidation and control; vendor oversight and procurement cost optimization; productivity improvement services; and customized reporting.

We have developed assessment tools and master plan templates aimed at taking cost out of supply chain processes, streamlining operations and boosting productivity. This multi-faceted approach allows us to manage the entire MRO products channel for maximum efficiency and optimal control, which ultimately provides our customers with a low-cost solution.

We take a consultative approach to determine the strengths and opportunities for improvement within a customer’s MRO products supply chain. This assessment determines if and how we can best streamline operations, drive value within the procurement process, and increase control in storeroom management.

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

Our SmartSolutions programs listed above help customers to cut product costs, improve supply chain efficiencies and obtain expert technical support. We represent manufacturers of up to 90% of all the maintenance, repair and operating products of our customers. Unlike many other distributors who buy products from second-tier sources, we take customers to the source of the products they need.

At December 31, 2025, our SCS segment operated supply chain installations in 89 of our customers’ sites.

All of our SCS segment’s long-lived assets are in the U.S. and Canada. Approximately 7.1% of SCS segment’s revenues were in Canada and the remainder was primarily all in the U.S.

At December 31, 2025, our SCS segment had 465 employees, all of whom were full-time.

Products

Most industrial customers currently purchase their MRO products through local or national distribution companies that are focused on single or unique product categories. As a first-tier distributor, our network of SC facilities and distribution centers stock more than 60,000 SKUs and provide over 1,000,000 items to our customers. We tailor our assortment of inventory and leverage product experts to meet the needs of our customers.

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

Consolidated Sales by Product Category
______________________________________________________________________________________________________
______________________________________________________________________________________________________

Rotating Equipment.

We offer a comprehensive portfolio of rotating equipment and services to support industrial operations across multiple industries and end markets. Our offerings include pumps, compressors, electric motors, mechanical seals, engineered systems, and other ancillary products from leading manufacturers.

In addition to product and equipment distribution, we provide value added services including repair and remanufacturing, engineered fabrication, condition monitoring, and technical support. These capabilities enable our customers to maintain and optimize the performance reliability of their operations throughout the product lifecycle.

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

We have operations in the U.S., Canada, Mexico, U.A.E., India, and Saudi Arabia. Information regarding financial data by geographic areas is set forth in Note 19 - Revenue of the Notes to Consolidated Financial Statements.

Acquisitions

A key component of our growth strategy includes acquiring businesses with complementary and desirable product lines, locations, or customers in order to maintain our leading position as the largest distributor of rotating equipment in North America. Since 2004, we have completed 64 acquisitions. We continue to evaluate opportunities to acquire businesses and companies that complement and enable further investment in our key priority areas. The risks associated with acquisitions are more fully discussed in “Item 1A. Risk Factors.” including the risk factor entitled “Risks associated with executing our acquisition strategy”.

In 2025, we completed six acquisitions for a combined total consideration of $79.2 million. See Note 16 - Business Acquisitions for additional information.

In early 2026, we have completed 3 acquisitions. See Note 22 - Subsequent Events for additional information.

Competition

Our business is highly competitive. Our SC segment competes with a variety of industrial supply distributors, some of which may have greater financial and other resources than we do. Some of our competitors are small enterprises selling to customers in a limited geographic area. We also compete with catalog distributors, large warehouse stores and, to a lesser extent, manufacturers. While certain catalog distributors provide product offerings as broad as ours, these competitors do not offer the product application, technical expertise and after-the-sale services that we provide.

Our IPS segment competes against a variety of manufacturers, distributors, and fabricators, many of which may have greater financial and other resources than we do.

Our SCS segment competes with larger distributors that provide integrated supply programs and outsourcing services, some of which may be able to supply their products in a more efficient and cost-effective manner than we can provide.

We generally compete on expertise, responsiveness, and pricing in all of our segments.

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

Government Regulation and Environmental Matters

We are subject to various laws and regulations relating to our business and operations and various health and safety regulations including those established by the Occupational Safety and Health Administration and Canadian Centre for Occupational Health and Safety.

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

Human Capital

We employed 3,286 people as of December 31, 2025. We are continually investing in our workforce to further talent development, increase employee safety, drive a strong workplace culture, improve compensation and benefits, support our diversity and inclusion efforts to improve our employees’ well-being, and foster our employees’ growth and development.

Talent Development. Our leaders are expected to make great strategic choices, deliver great results, be great talent managers and provide strong leadership. Leaders who have expertise in our business model are the critical factor in translating the potential of our business model into full performance. Because this expertise develops over time and through specific experiences, we focus on developing and promoting our own talent to ensure our sustained business success over the long term.

Employee Safety. The safety and well-being of our colleagues around the world has been, and always will be, our top priority. Guided by our Safety Service offering, business and the philosophy that every accident is preventable, we strive every day to foster a proactive safety culture. Our safety strategy is based on the following core principles:

1.) a goal of zero accidents,
2.) shared ownership for safety (business and individual);
3.) proactive approach focused on accident prevention; and
4.) continuous improvement philosophy.

Workplace Culture. We operate under a balanced centralized and decentralized entrepreneurial culture that is crucial to our performance and is one of the three unique elements of our business model. We believe our colleagues around the world thrive in this culture, as it allows them to experience significant autonomy, a sense of shared ownership with their colleagues, and a work atmosphere deeply rooted in our core values.

Compensation and Benefits. We are committed to providing market-competitive compensation and benefits to attract and retain great talent across our business segments. Specific compensation and benefits vary and are based on regional practices. In the U.S., we focus on providing a comprehensive, competitive benefits package that supports the health and wellness, educational endeavors, community involvement and financial stability of our colleagues.

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

Diversity and Inclusion. We believe we are at our best when we bring together unique perspectives, experiences and ideas. We are committed to equal employment opportunity, fair treatment and creating diverse and inclusive workplaces where all of our colleagues can perform to their full potential. We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken aimed at stopping such behavior.

Labor Relations. None of our U.S. employees are represented by a labor union, while outside the U.S., employees in certain countries are represented by an employee representative organization, such as a union, works council or employee association.

We believe our employees are key to achieving our business objectives. We consider our employee relations to be excellent. Headcount by segment and country are as follows:

Business Segment	Employees	Country	Employees
Service Centers	1,945	United States	3,038
Innovative Pumping Solutions	541	Canada	224
Supply Chain Services	465	Other(1)	24
Corporate	335	Total Employees	3,286
Total Employees	3,286	(1) Includes employees located in Mexico, U.A.E., India, & Saudi Arabia

Executive Officers

The following is a list of the Company's executive officers, their age, positions, and a description of each officer’s business experience as of February 26, 2026. All of our executive officers hold office at the pleasure of the Company's Board of Directors.

NAME	AGE	TITLE
David R. Little	74	Chairman of the Board, President and Chief Executive Officer
Kent Yee	50	Senior Vice President/Chief Financial Officer/Secretary
Nick Little	44	Senior Vice President/Chief Operating Officer
Chris Gregory	51	Senior Vice President/Chief Information Technology Officer
Paz Maestas	46	Senior Vice President/Chief Marketing & Technology Officer
John J. Jeffery	58	Senior Vice President/Supply Chain Services
David Molero Santos	44	Vice President/Chief Accounting Officer

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

Kent Yee. Mr. Yee was appointed Senior Vice President/Chief Financial Officer/Secretary in June 2017. Currently, Mr. Yee is responsible for acquisitions, finance, accounting, business integrations, and human resources of DXP. From March 2011 to June 2017, Mr. Yee served as Senior Vice President Corporate Development and led DXP's mergers and acquisitions, business integration, and internal strategic project activities. During March 2011, Mr. Yee joined DXP from Stephens Inc.'s Industrial Distribution and Services team where he served in various positions, including Vice President from August 2005 to February 2011. Prior to Stephens, Mr. Yee was a member of The Home Depot’s Strategic Business Development Group with a primary focus on acquisition activity for HD Supply. Mr. Yee was also an Associate in the Global Syndicated Finance Group at JPMorgan Chase. He has executed over 66 transactions including more than $1.9 billion in M&A and $4.6 billion in financing transactions primarily for change of control deals and numerous industrial and distribution acquisition and sale assignments. He holds a Bachelors of Arts in Urban Planning from Morehouse College and an MBA from Harvard University Graduate School of Business.

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

Paz Maestas. Mr. Maestas was appointed Senior Vice President/Chief Marketing and Technology Officer in January 2021. Mr. Maestas has been with DXP since 2002 and leads the Company's e-Commerce and Omni-Channel initiatives. In his over 20 years with DXP, he has served in various roles and most recently as Vice President of Marketing and Operations. He holds a Bachelor of Science from the University of Texas at Austin.

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

David Molero Santos. Mr. Molero is a certified public accountant and has over 25 years of experience in accounting within a public company environment and most recently as a Chief Accounting Officer of another publicly traded company. Prior to DXP, Mr. Molero was the Chief Accounting Officer for AgileThought, Inc., a provider of digital transformation services including organizational transformations, training and certifications, and product management services. He spent over 16 years at PricewaterhouseCoopers serving in various audit and capital markets advisory roles, focused primarily on SEC reporting clients. Mr. Molero is a Certified Public Accountant in Texas and holds a Bachelor’s degree in Business Administration and Management from Loyola University in Cordoba (Spain) and a Master’s degree in Audit from the University of Alcala in Madrid (Spain).

All officers of DXP hold office until the regular meeting of the board of directors following the 2026 Annual Meeting of Shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Available Information

Our internet address is www.dxpe.com and the investor relations section of our website is located at ir.dxpe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are available free of charge through our internet website (www.dxpe.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC at http://www.sec.gov. Additionally, we make the following available free of charge through our internet website ir.dxpe.com:

•DXP Code of Ethics for Senior Financial Officers;
•DXP Code of Conduct;
•DXP Conflict Minerals Policy;
•DXP Anti-Corruption Policy;
•Compensation Committee Charter;
•Nominating and Governance Committee Charter
•Audit Committee Charter
•Cybersecurity Committee Charter; and
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

We face a variety of risks that are substantial and inherent in our businesses. The following is a summary of some of the more important factors that could affect our businesses:

Business and Operations
•Demand for our products could decrease if manufacturers decide to sell them directly to end users.
•Changes in our customer or product mix, could cause our gross margins to fluctuate.
•Material changes in the costs of our products from manufacturers without the ability to pass price increases onto our customers could cause our gross and operating margins to decline.
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
•Our uncertain tax position and effective tax rate may vary from period to period.

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

Material changes in the costs of our products from manufacturers without the ability to pass price increases onto our customers could cause our gross and operating margins to decline.

Product manufacturers may adjust the prices of products we distribute for many reasons, including changes in their costs for raw materials, components, energy, labor, tariffs and taxes on imports. In addition, a portion of our own distribution costs is composed of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. After the cost of the products we sell, labor costs are our largest expense. Our ability to pass along increases in our costs in a timely manner to our customers depends on execution, market conditions, and contractual limitations. Failing to pass along price increases timely in an inflationary environment, or not maintaining sales volume while increasing prices, could significantly reduce our profitability.

Additionally, market variables, such as inflation of product costs, labor rates, fuel, freight and energy costs, as well as geopolitical events, could negatively impact our ability to effectively manage our operating and administrative expenses. For example, geopolitical conflicts and related international responses have and may continue to exacerbate inflationary pressures, including increases in fuel and other energy costs. Additionally, climate-related policies, carbon pricing mechanisms, and regulations aimed at reducing emissions may increase energy and raw material costs, which could put additional pressure on our margins. Inflation may also reduce demand for products, resulting in lower sales volumes. In addition, our inability to pass on increases in costs to customers in a timely manner, or at all, could cause operating and administrative expenses to grow more rapidly than sales, which could result in lower gross margins and net earnings.

Our manufacturers may cancel our oral or written distribution authorizations upon little or no notice, which could adversely impact our revenues and profits from distributing certain manufacturers’ products.

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

The value of our inventory could decline as a result of manufacturer price reductions with respect to products that we sell. Such a decline could have an adverse effect on our revenues. Also, decreases in the market prices of products that we sell could cause customers to demand lower sales prices from us. These price reductions could reduce our margins and profitability on sales with respect to the lower-priced products to the extent that we purchased our inventory of these products at the higher prices prior to the manufacturers’ price reductions. Reductions in our margins and profitability on sales could have a material adverse effect on our business.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Goodwill and intangibles represent a significant amount of our total assets. At December 31, 2025, our combined goodwill and intangible assets amounted to $575.9 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off which would directly impact earnings. We expect to record additional goodwill and other intangible assets as a result of future business acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.

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

If disruptions damage, breach or cause our systems or those of third parties on which we depend to cease to function properly or are otherwise disrupted, we may require a significant investment to repair or replace them and may suffer interim interruptions in our business operations. If critical information systems fail or otherwise become unavailable, our ability to operate our digital platforms, process orders, maintain proper levels of inventories, collect accounts receivable, disburse funds, manage our supply chain, monitor results of operations, and process and store team member or customer data, among other functions, could be adversely affected. Any such interruption of our information systems could have a material adverse effect on our business or results of operations. We have experienced these incidents in the past, which we deemed immaterial to our business and operations individually and in the aggregate, and may be subject to other incidents in the future. We cannot assure you that any future incidents will not be material to our business, operations or financial condition.

Cybersecurity breaches and other disruptions or misuse of our network and information systems could affect our ability to conduct our business effectively.

Through our sales channels and electronic communications with customers generally, we collect and maintain confidential information that customers provide to us in order to purchase products or services. We also acquire and retain information about suppliers and employees in the normal course of business. Computer hackers may attempt to penetrate our information systems or our vendors' information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information. In addition, our employees, contractors or other third party may attempt to circumvent security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of information could expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition and results of operations. We may not be able to adequately insure against cyber risks.

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

Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments, or deferrals may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or may cause the rate at which we perform on our backlog to decrease. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in oil prices, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project or contract performance could also impact our backlog. Such developments could have a material adverse effect on our business and our profits.

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

Our uncertain tax position and effective tax rate may vary from period to period.

The Company's uncertain tax position and effective tax rate may vary from period to period. Currently, these uncertainties primarily relate to an ongoing Internal Revenue Service (“IRS”) examination regarding the realization of federal research and development tax credits.

As of December 31, 2025, the Company recognized a total of $29.8 million in federal income tax credits for research activities from 2015 through 2025, of which $3.8 million is from an ongoing IRS audit of the 2018 tax year. In addition, the Company has also recorded a $5.1 million reserve for uncertain tax positions related to these credits, of which $993,000 is related to the ongoing IRS audit noted above.

In addition to the position noted above, we regularly evaluate the likelihood of adverse outcomes from these examinations to assess whether our income tax reserves are sufficient. We continue to track the progress of ongoing discussions with tax authorities and the potential impact of the expected expiration of the statute of limitations in various taxing jurisdictions.

We believe we have established an adequate reserve for any adjustments resulting from tax examinations. However, the outcome of these examinations cannot be predicted with certainty. If issues addressed in our tax examinations are resolved differently than management expects, given current facts and circumstances, we may need to adjust our income tax reserves and effective tax rate accordingly. Although the timing of resolution, settlement, and closure of examinations remains uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits from certain U.S. federal, state, and non-U.S. tax positions will materially change in the next 12 months.

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

Our credit facilities require the Company to comply with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company’s ability to comply with any of the foregoing restrictions will depend on its future performance, which will be subject to prevailing economic conditions and other factors, including factors beyond the Company’s control. A failure to comply with any of these obligations could result in an event of default under the credit facilities, which could permit acceleration of the Company’s indebtedness under the credit facilities. The Company from time to time has been unable to comply with some of the financial covenants contained in previous credit facilities (relating to, among other things, the maintenance of prescribed financial ratios) and has, when necessary, obtained waivers or amendments to the covenants from its lenders. In the future the Company may not be able to comply with the covenants and, if it is not able to do so, its lenders may not be willing to waive such non-compliance or amend such covenants.

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

Risks Related to Legal and Regulatory Matters

Risks associated with substantial or material claims or lawsuits that are not covered by insurance.

In the ordinary course of business we at times may become the subject of various claims, lawsuits or administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to acquisition. The products we distribute and/or manufacture are subject to inherent risks that could result in personal injury, property damage, pollution, death or loss of production.

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

We conduct a meaningful amount of business outside of the U.S. We could be adversely affected by economic, legal, political and regulatory developments in countries that we conduct business in. We have meaningful operations in Canada in which the functional currency is denominated in Canadian dollars. We also have operations in the U.A.E., India, and Saudi Arabia, where the functional currency is dirham, rupee, and riyal, respectively. As the value of currencies in foreign countries in which we have operations increases or decreases related to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly.

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
•reviewing and assessing our information technology disaster recovery capabilities; and
•reviewing our assessment of cybersecurity threats and risks associated with our supply chain and actions we are taking to address such threats and risks.

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

Management’s Role and Expertise in Assessing and Managing Cybersecurity

Our Cybersecurity and Information Technology organization is led by our CIO, who is responsible for cybersecurity risk management. Our CIO has more than 28 years of experience in the IT industry. Since 2006, he has held multiple roles at the Company and most recently as Vice President of IT Strategic Solutions.

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

ITEM 2. Properties

At December 31, 2025, our Service Centers and Innovative Pumping Solutions segments had 204 facilities which comprised of 164 service center facilities, four distribution centers, 19 fabrication facilities and 17 wastewater locations. We own 17 of our facilities while the remainder of our facilities are leased.

At December 31, 2025, the Service Centers segment operated out of 164 service center facilities. Of these facilities, 137 were located in the U.S. in 39 states, 27 were located in nine Canadian provinces and one was located in the U.A.E. The four distribution centers were located in the U.S., specifically in Texas, Montana and Nebraska. At December 31, 2025, the Innovative Pumping Solutions segment operated out of 19 fabrication facilities located in 13 states in the U.S., two provinces in Canada, one in India and one in Saudi Arabia. Additionally, we had 17 wastewater locations in the U.S.

The location of our Service Centers and Innovative Pumping Solutions segment facilities at the end of December 31, 2025 were as follows:

State/City/Province	Location(s)	State/City/Province	Location(s)
Alaska	1	North Dakota	3
Alabama	5	Ohio	4
Arkansas	1	Oklahoma	3
Arizona	3	Oregon	1
California	11	Pennsylvania	4
Colorado	5	South Dakota	1
Florida	7	Tennessee	1
Georgia	4	Texas	50
Iowa	4	Utah	1
Illinois	2	Washington	6
Indiana	2	West Virginia	1
Kansas	2	Wisconsin	2
Kentucky	1	Wyoming	2
Louisiana	13	Alberta	11
Massachusetts	1	British Columbia	1
Maryland	2	Manitoba	2
Michigan	2	New Brunswick	1
Minnesota	1	Newfoundland	1
Missouri	1	Nova Scotia	3
Montana	2	Ontario	6
Nebraska	10	Quebec	1
Nevada	2	Saskatchewan	3
New Jersey	2	U.A.E.	1
New Mexico	3	India	1
New York	3	Saudi Arabia	1
North Carolina	3	Total Locations	204

At December 31, 2025, the Supply Chain Services segment operated supply chain installations in 89 of our customers’ sites in 31 U.S. states and two Canadian provinces.

At December 31, 2025, our owned facilities ranged from 5,000 square feet to 45,000 square feet in size. We lease facilities for terms generally ranging from one to fifteen years. The leased facilities range from approximately 570 square feet to 225,000 square feet in size. The leases provide for periodic specified rental payments and certain leases are renewable at our option. We believe that our facilities are suitable and adequate for the needs of our existing business. We believe that if the leases for any of our facilities were not renewed, other suitable facilities could be leased with no material adverse effect on our business, financial condition or results of operations. See Note 4 - Leases for additional discussion on our leases.

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

On February 20, 2026, we had approximately 262 holders of record for outstanding shares of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name”. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, lenders, and general financial and business conditions.

Stock Performance

The following performance graph compares the performance of the Company's common stock to the NASDAQ Industrial Index, S&P 400 Index and Dow Jones U.S. Industrial Suppliers Index. The graph assumes that the value of the investment in the Company's common stock and in each index was $100 at December 31, 2020.

Total Return to Shareholder
(Assumes a $100 investment on December 31, 2020)
$500
$400
$300
$200
$100
$0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
DXP Enterprises
Nasdaq Industrial Index
S&P 400 Index
Dow Jones U.S Industrial Suppliers Index

	December 31,
	2020	2021	2022	2023	2024	2025
DXP Enterprises	$100.00	$113.81	$122.15	$149.41	$366.30	$486.77
S & P 400	$100.00	$123.46	$105.58	$120.83	$135.58	$143.58
Nasdaq Industrial	$100.00	$109.03	$70.81	$91.30	$114.74	$120.56
Dow Jones U.S Industrial Suppliers Index	$100.00	$127.16	$115.27	$157.73	$185.43	$206.25

Investors are cautioned against drawing conclusions from the data contained in the graph below as past results are not necessarily indicative of future performance.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered shares of common stock during the years ended December 31, 2025, 2024, and 2023.

We relied on Section 4(a)(2) of the Securities Exchange Act as a basis for exemption from registration. All issuances were as a result of private negotiation, and not pursuant to public solicitation. In addition, we believe the shares were issued to “accredited investors” as defined by Rule 501 of the Securities Act.

Repurchases of Common Stock

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the quarter ended December 31, 2025 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31	—	—	—	83,001
November 1 – November 30	163,629	92.02	163,096	68,006
December 1 – December 31	79	98.15	—	68,006
Total	163,708	92.03	163,096	$68,006

(1) There were 612 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended December 31, 2025.

(2) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. As of December 31, 2025, approximately $68.0 million worth of, or approximately 2.3 million, shares remained available under the $85.0 million Share Repurchase Program.

ITEM 6. [Reserved].

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

Management uses these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management believes that presenting our non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding U.S. GAAP financial measures and the reconciliations to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.

Refer to the Non-GAAP Financial Measures and Reconciliation section below for detailed reconciliations of our non-GAAP financial measures.

Matters Affecting Comparability

Our results of operations are not directly comparable on a year-over-year basis due to various prior acquisitions and the varying size and number of acquisitions in any comparable period. Accordingly, the results of acquisitions are included subsequent to their respective acquisition dates and the Company provides detail around Organic and Acquisition Sales as defined in our Key Business Metrics. During the twelve months ended December 31, 2025, acquisition sales were $96.0 million compared to $98.5 million for the twelve months ended December 31, 2024.

General Overview

The Company is a leading North American distributor of technical products and services. Our comprehensive knowledge, specialized services and leading brands serve MRO, OEM and capital equipment end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, expertise, timely response and an overall ease of doing business.

The Company's products are marketed in the U.S., Canada, Mexico, U.A.E., India, and Saudi Arabia to customers that are engaged in a variety of industries, many of which may be counter cyclical to each other. Demand for our products generally is subject to changes in the U.S. and Canada, and global and macro-economic trends affecting our customers and the industries in which they compete. Certain of these industries, such as the oil and gas industry, are subject to volatility driven by a variety of factors, while others, such as the petrochemical industry and the construction industry, are cyclical and materially affected by changes in the U.S. and global economy. As a result, we may experience changes in demand within particular markets, segments and product categories as changes occur in our customers' respective markets.

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

	Twelve Months Ended December 31,
	2025	2024(1)	2023(1)
Sales by Business Segment	(in thousands, except percentages and days)
Service Centers	$1,373,140	$1,236,775	$1,214,602
Innovative Pumping Solutions	390,291	308,850	203,630
Supply Chain Services	252,934	256,415	260,368
Total DXP Sales	$2,016,365	$1,802,040	$1,678,600
Acquisition Sales	$96,043	$98,500	$33,078
Organic Sales	$1,920,322	$1,703,540	$1,645,522

Business Days	252	253	252
Sales per Business Day	$8,001	$7,123	$6,661
Organic Sales per Business Day	$7,620	$6,733	$6,530

Gross Profit	$635,928	$556,277	$505,291
Gross Profit Margin	31.5%	30.9%	30.1%
Income from Operations	$176,870	$145,382	$138,722
Income from Operations Margin	8.8%	8.1%	8.3%
Net Income	$88,677	$70,489	$68,812
Net Income Margin	4.4%	3.9%	4.1%
EBITDA	$218,602	$182,304	$170,182
EBITDA Margin	10.8%	10.1%	10.1%
Adjusted EBITDA	$225,302	$191,310	$174,305
Adjusted EBITDA Margin	11.2%	10.6%	10.4%
Net cash provided by operating activities	$94,264	$102,211	$106,222
Free Cash Flow	$53,978	$77,143	$93,959
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

EBITDA and Adjusted EBITDA

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, amortization plus stock-based compensation expense and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

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

Below are readings for the fourth quarter versus the full year average:

	Index Reading
Period	MCU	PMI	IP	MBI	Active Drilling Rigs(1)
October	75.8	48.7	101.5	49.2	1,800
November	76.1	48.2	102.0	48.1	1,813
December	76.3	47.9	102.3	48.5	1,783
Fiscal 2025 Q4 average	76.1	48.3	101.9	48.6	1,799

Fiscal 2025 average	76.4	48.9	102.0	48.6	1,819
Fiscal 2024 average	77.6	48.3	102.6	45.7	1,735
Fiscal 2023 average	79.3	47.1	102.8	46.5	1,814
(1) From Baker Hughes’ Worldwide Rig Counts - Current Data

The continued disruption in economic markets due to inflation, changing interest rates, tariffs, trade disputes, business interruptions due to natural disasters and changes in weather patterns, employee shortages, and supply chain issues, all pose challenges which may adversely affect our future performance. The Company continues to execute various strategies previously implemented to help mitigate the impact of these economic disruptors. Sales for the year ended December 31, 2025 increased $214.3 million, or 11.9%, to approximately $2.0 billion from $1.8 billion for the prior corresponding period. Customer demand was generally healthy throughout fiscal 2025, resulting in industry expected volume growth. Some of the 2025 sales increase was the result of our ability to maintain margins and focus on profitability as well as the contribution from accretive acquisitions over time.

However, the Company cannot reasonably estimate whether these strategies will help mitigate the impact of these economic disruptors in the future.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the year have been made. These adjustments are of a normal recurring nature but are complicated by the continued uncertainty surrounding these macroeconomic trends. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.

The extent to which changing interest rates, inflation and other economic trends will continue to impact the Company’s business, financial condition and results of operations is uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.

We have seen growth from our supportive served end-markets and our focus on organic and inorganic sales growth. Our sales volume is expected to deliver sustainable and healthy growth, while our diversification efforts have unlocked gains in margins, cash flow and overall organizational efficiency. With our strong backlog and improved market environment, we expect to continue to see growth in 2026.

Assuming a positive general macroeconomic environment and continued supportive environments in our end markets, we expect fiscal 2026 growth to be comparable to 2025 growth metrics with the continued execution of acquisition activity. We expect our interest expense in 2026 to be relatively higher than the amounts incurred in 2025 due to incremental financing activities, but mitigated by proactively securing favorable terms to reduce overall borrowing costs .

We expect to generate sufficient cash from operations and have sufficient capacity under our ABL credit facility to fund any working capital, capital expenditures, share repurchases, and debt payments in 2026. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable, inventory and cost in excess of billings. In 2026, our cash flows for investing activities will be focused on strategic initiatives, information technology software and infrastructure, general upgrades and cost reduction opportunities.

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

Consolidated Results of Operations

	Twelve Months Ended December 31,
	2025	%	2024	%	2023	%
	(in millions, except percentages and per share amounts)
Sales	$2,016.4	100.0	$1,802.0	100.0	$1,678.6	100.0
Cost of sales	1,380.5	68.5	1,245.8	69.1	1,173.3	69.9
Gross profit	635.9	31.5	556.2	30.9	505.3	30.1
Selling, general and administrative expenses	459.1	22.8	410.9	22.8	366.6	21.8
Income from operations	176.8	8.8	145.3	8.1	138.7	8.3
Interest expense	60.5	3.0	63.9	3.5	53.1	3.2
Other (income) expense, net	(2.9)	(0.1)	(3.5)	(0.2)	(1.4)	(0.1)
Income before income taxes	119.2	5.9	84.9	4.7	87.0	5.2
Provision for income tax expense	30.5	1.5	14.5	0.8	18.1	1.1
Net income	$88.7	4.4	$70.4	3.9	$68.9	4.1

Earning per share:
Basic	$5.65		$4.44		$4.07
Diluted	$5.37		$4.22		$3.89

The following table sets forth the disaggregation of revenue from sales associated with recent acquisitions for the twelve months ended December 31, 2025 and 2024 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Twelve Months Ended December 31, 2025
Service Centers	$1,373,140	$56,164	$1,316,976
Innovative Pumping Solutions	390,291	39,879	350,412
Supply Chain Services	252,934	—	252,934
Total Sales	$2,016,365	$96,043	$1,920,322

Twelve Months Ended December 31, 2024
Service Centers (1)	$1,236,775	$36,944	$1,199,831
Innovative Pumping Solutions (1)	308,850	61,556	247,294
Supply Chain Services	256,415	—	256,415
Total Sales	$1,802,040	$98,500	$1,703,540

$ Change
Service Centers	$136,365	$19,220	$117,145
Innovative Pumping Solutions	81,441	(21,677)	103,118
Supply Chain Services	(3,481)	—	(3,481)
Total $ Change	$214,325	$(2,457)	$216,782

% Change
Service Centers	11.0%	52.0%	9.8%
Innovative Pumping Solutions	26.4%	(35.2)%	41.7%
Supply Chain Services	(1.4)%	N/A	(1.4)%
Total % Change	11.9%	(2.5)%	12.7%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

SALES. Sales for the year ended December 31, 2025 increased $214.3 million, or 11.9%, to approximately $2.0 billion from $1.8 billion for the year ended December 31, 2024. The sales increase was primarily due to increased sales within our SC and IPS segments during the year ended December 31, 2025. Sales in our SC and IPS segments increased $136.4 million and $81.4 million, respectively, offset by a decrease in sales in our SCS segment of $3.5 million. The fluctuations in sales are further explained in our business segment discussions below.

	Years Ended December 31
(in thousands, except percentages)	2025	% Total	2024(1)	% Total	Change	Change %
Sales by Business Segment
Service Centers	$1,373,140	68.1	$1,236,775	68.7	$136,365	11.0%
Innovative Pumping Solutions	390,291	19.4	308,850	17.1	81,441	26.4%
Supply Chain Services	252,934	12.5	256,415	14.2	(3,481)	(1.4)%
Total Sales	$2,016,365	100.0	$1,802,040	100.0	$214,325	11.9%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

Service Centers Segment. Sales for the SC segment increased by $136.4 million, or 11.0% for the year ended December 31, 2025, compared to the year ended December 31, 2024. Sales from recent acquisitions contributed $56.2 million during the twelve months ended December 31, 2025 compared to $36.9 million in the corresponding period. Total sales excluding recent acquisitions increased $117.1 million from the prior year's corresponding period. This sales increase was primarily due to an increase in larger projects with our customers within our Ohio River Valley, Southwest, Texas Gulf Coast, and California regions as well as metal working and air compressors division.

Innovative Pumping Solutions Segment. Sales for the IPS segment increased by $81.4 million, or 26.4% for the year ended December 31, 2025, compared to the year ended December 31, 2024. Sales from recent acquisitions contributed $39.9 million during the twelve months ended December 31, 2025 compared to $61.6 million in the corresponding period. Total sales excluding recent acquisitions increased $103.1 million from the prior year's corresponding period. The sales increase was primarily due to larger projects with customers. Additionally, the sales increase was also due to continuing diversification efforts into the water and wastewater end markets.

Supply Chain Services Segment. Sales for the SCS segment decreased by $3.5 million, or 1.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in sales was primarily due to a decrease in business activity amongst our oil and gas customers.

GROSS PROFIT. Gross profit as a percentage of sales for the twelve months ended December 31, 2025 increased by approximately 67 basis points from the prior year's corresponding period. The increase during the period was primarily attributable to IPS sales, going from 17.1% of consolidated sales in 2024 to 19.4% of sales in 2025. Additionally, the increase in the gross profit percentage during the period was primarily attributable to IPS and SCS segments basis points increasing 166 basis points and 121 basis points, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”). SG&A for the year ended December 31, 2025 increased by approximately $48.2 million, or 11.7%, to $459.1 million from $410.9 million for the prior year's corresponding period. SG&A attributable to acquisitions during the period increased by $4.6 million. Excluding acquisitions, the increase in SG&A is primarily the result of increased payroll, building expenses, depreciation, amortization, and IT expenses.

INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 2025 increased by $31.5 million to $176.9 million from $145.4 million in the prior year's corresponding period. This increase in operating income is primarily related to the aforementioned increased business activity across all segments.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2025 decreased $3.4 million compared to the prior year's corresponding period, primarily due to the Company refinancing its Senior Secured Term Loan B. Both of the Company's facilities are subject to a variable interest rate for the twelve months ended December 31, 2025.

PROVISION FOR INCOME TAX EXPENSE. Our effective tax rate from continuing operations was a tax expense of 25.6% for the twelve months ended December 31, 2025, compared to a tax expense of 17.0% for the twelve months ended December 31, 2024. Compared to the U.S. statutory rate for the twelve months ended December 31, 2025, the effective tax rate increased primarily due to return-to-provision adjustments related to the research and development credit, nondeductible expenses, limitations on executive compensation, and state income taxes, and was partially offset by discrete items, including the release of a reserve related to a historical acquisition method change and a tax-basis balance-sheet adjustment related to intangibles and goodwill.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

For the full year 2024 to 2023 comparative discussion, see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 incorporated by reference in this Annual Report on Form 10-K.

Non-U. S. GAAP Financial Measures and Reconciliations
Organic Sales and Acquisition Sales

We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. “Acquisition Sales” are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most directly comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2025	2024(1)	2023(1)
Service Centers	$1,373,140	$1,236,775	$1,214,602
Innovative Pumping Solutions	390,291	308,850	203,630
Supply Chain Services	252,934	256,415	260,368
Total DXP Sales	$2,016,365	$1,802,040	$1,678,600
Acquisition Sales	$96,043	$98,500	$33,078
Organic Sales	$1,920,322	$1,703,540	$1,645,522
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, amortization plus stock-based compensation expense and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

We define and calculate EBITDA Margin as EBITDA divided by sales. We define and calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Net income attributable to DXP Enterprises, Inc.	$88,677	$70,489	$68,812
Plus: Interest expense	60,530	63,927	53,146
Plus: Provision for income tax expense	30,545	14,483	18,119
Plus: Depreciation and amortization	38,850	33,405	30,105
EBITDA	$218,602	$182,304	$170,182
Plus: stock compensation expense	5,708	4,714	3,072
Plus: other non-recurring items(1)	992	4,292	1,051
Adjusted EBITDA	$225,302	$191,310	$174,305

Operating Income Margin	8.8%	8.1%	8.3%
Net Income Margin	4.4%	3.9%	4.1%
EBITDA Margin	10.8%	10.1%	10.1%
Adjusted EBITDA Margin	11.2%	10.6%	10.4%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow

We define and calculate free cash flow as net cash provided by operating activities less net purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$94,264	$102,211	$106,222
Less: purchases of property and equipment, net	(40,286)	(25,068)	(12,263)
Free Cash Flow	$53,978	$77,143	$93,959
Liquidity and Capital Resources

General Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We continue to generate adequate cash from operating activities. We believe that our operating cash flow, cash on hand, and other sources of liquidity will be sufficient to allow us to continue investing in the business including capital expenditures, strategic acquisitions and investments, paying interest and servicing debt, repurchasing common stock when deemed appropriate, and managing our capital structure on a short-term and long-term basis.

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt and existing cash balances. As a distributor of MRO products and services, we require certain amounts of working capital to primarily fund inventories and accounts receivable. Additional cash is required for capital items for information technology, warehouse equipment, leasehold improvements, pump manufacturing and safety services equipment. We also require cash to pay our lease obligations, fund project work-in-process and to service our debt.

Cash

As of December 31, 2025, we had cash of $303.8 million and credit facility availability of $153.5 million. We have a $185.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $31.5 million. We had no borrowings outstanding on our ABL Revolver as of December 31, 2025.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating activities, investing activities, financing activities for the periods presented (in thousands, except percentages):

	Twelve Months Ended December 31,
	2025	2024	Change	Change %
Net cash provided by (used in):
Operating activities	$94,264	$102,211	$(7,947)	(8)%
Investing activities	(99,246)	(181,692)	82,446	(45)%
Financing activities	158,868	56,803	102,065	180%
Effect of foreign currency	1,486	(2,122)	3,608	(170)%
Net change in cash and restricted cash	$155,372	$(24,800)	$180,172	(727)%

Operating Activities

We generated $94.3 million of cash in operating activities during the year ended December 31, 2025 compared to generating $102.2 million of cash during the prior year's corresponding period.

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $99.2 million compared to $181.7 million used in the corresponding period in 2024. The $82.4 million decrease was primarily driven by less significant acquisitions during the twelve months ended December 31, 2025. Total cash paid for acquisitions, net of cash acquired, was $61.7 million compared to $156.6 million for the twelve months ended December 31, 2024. Additionally, purchases of property and equipment was $15.2 million higher compared to the prior corresponding period.

Financing Activities

For the year ended December 31, 2025, net cash generated in financing activities was $158.9 million, compared to net cash generated in financing activities of $56.8 million for the corresponding period in 2024. The net inflow of cash from financing activities in 2025 was primarily driven by the refinancing of our existing Senior Secured Term Loan B and raising an incremental $205.0 million. Deferred financing costs associated with refinancing activity was $3.2 million for the year ended December 31, 2025.

During the twelve months ended December 31, 2025 we repurchased 0.2 million shares of the Company's common stock for approximately $17.0 million compared to 0.6 million shares of the Company's stock for approximately $28.8 million for the twelve months ended December 31, 2024.

We believe the Company has adequate funding to support its working capital needs within the business.

Debt

At December 31, 2025, our total outstanding debt was $846.8 million, or 62.9% of total capitalization (total debt plus shareholders’ equity) of $1.3 billion. $845.9 million of this outstanding debt bears interest at various floating rates. See Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Liquidity

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

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows (in thousands):

	December 31,
	2025	2024
Total borrowing capacity	$185,000	$135,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	31,472	9,354
Total amount available	$153,528	$125,646
At December 31, 2025, the Company had $457.3 million of liquidity including $303.8 million in cash and $153.5 million in availability under the ABL Revolver.

Credit Ratings

We receive credit ratings from two independent credit rating agencies: Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”). Both credit rating agencies currently rate the Company’s corporate credit as non-investment grade.

The following table summarizes the Company’s credit ratings as of December 31, 2025:

	Corporate	Senior Secured
Moody’s	B1	B2
S&P	B	B

Free Cash Flow

We believe Free Cash Flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to fund acquisitions, make investments, repay debt obligations, repurchase shares of the Company's common stock, and for other activities. Our Free Cash Flow, which is calculated as cash provided by operations less net purchase of property and equipment, was $54.0 million, $77.1 million and $94.0 million for years 2025, 2024 and 2023, respectively.

Free Cash Flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free Cash Flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free Cash Flow reconciles to the most directly comparable U.S. GAAP financial measure of cash flows from operations.

The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$94,264	$102,211	$106,222
Less: Purchase of property and equipment, net	40,286	25,068	12,263
Free Cash Flow	$53,978	$77,143	$93,959

Uses of Liquidity

Internally generated cash flows are the primary source of working capital and growth initiatives, including acquisitions and growth capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases, when appropriate.

Working Capital

We monitor net working capital, which excludes cash and restricted cash, short-term debt obligations, and short-term operating leases. Net working capital as of December 31, 2025 was $361.7 million, an increase of $70.7 million compared to $291.0 million as of December 31, 2024. The increase was primarily due to sustained sales growth and acquisitions.

Acquisitions

For a discussion of the Company’s acquisitions refer to Note 16 - Business Acquisitions. In 2025 and 2024, the Company invested $61.7 million and $156.6 million, respectively, in acquisitions, net of cash acquired.

Capital Expenditures

The Company's capital expenditures were $40.3 million and $25.1 million for the years ended December 31, 2025 and 2024, respectively. This includes continued facility enhancements, tools and equipment, software and technology enhancements across the Company.

Share Repurchases

For the years ended December 31, 2025 and 2024, we repurchased shares of our common stock for $17.0 million and $28.8 million, respectively. Share repurchases are executed at prices the Company determines appropriate subject to various factors, including market conditions and the Company's financial performance and may be affected through accelerated share repurchase programs, open market purchases, or privately negotiated transactions.

Contractual and Other Obligations

On December 16, 2025, the Company amended its Senior Secured Term Loan B.

The Company under our Amended Senior Secured Term Loan B is required to make equal quarterly principal payments of 0.25%, with the remaining balance being payable on October 13, 2030. For Fiscal Year 2025 and 2024, the Company made cash principal payments of $7.1 million and $5.7 million, respectively. Additionally, the Company makes quarterly interest payments that accrue on outstanding borrowings under the Amended Senior Secured Term Loan B at a rate equal to Term SOFR (with a floor of 1.00%) plus 3.25%, or base rate plus 2.25%. The interest rate for the Amended Senior Secured Term Loan B was 7.17% as of December 31, 2025. The interest rate for the Senior Secured Term Loan B was 8.32% as of December 31, 2024.

For Fiscal Year 2025 and 2024, the Company made cash interest payments of $53.7 million and $67.0 million on its outstanding debt, respectively. See Note 9 - Long-Term Debt to the Consolidated Financial Statements.

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

The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts under the aging schedule method, and an individual assessment of each invoice. Under this method, a historical credit loss rate is determined by age bucket or how long a receivable has been outstanding. The historical loss rates for each respective age bucket are then adjusted for current conditions using reasonable and supportable data points. The overall allowance is adjusted accordingly based upon historical experience and economic factors that impact our business and customers. At December 31, 2025, the allowance was approximately 1.0% of the gross accounts receivable. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Valuation of Goodwill

Our methodology for allocating the purchase price relating to business acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred over the fair value of net assets acquired, including contingent consideration. The Company tests goodwill for impairment annually on October 1st and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of these intangible assets to its “reporting units” and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a “component”) if the component is a business and discrete information is prepared and reviewed regularly by segment management.

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

For the periods presented herein, a quantitative assessment was not required based on the qualitative assessment.

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

Purchase Accounting

The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, intangibles and liabilities when allocating the purchase price of an acquisition. The fair value estimates are developed using the best information available. Third party valuation specialists assist in valuing the Company’s significant acquisitions. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including the income approach and the market approach. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We typically engage an independent valuation firm to assist in estimating the fair value of goodwill and other intangible assets. We do not expect that there will be material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for the acquisitions completed in fiscal year 2025. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable rate debt. To reduce our interest rate risk, we may enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate our exposure. As of December 31, 2025, we had no interest rate hedges in place. Based on a sensitivity analysis as of December 31, 2025, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2025 than in 2024, interest expense, would fluctuate by $8.5 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2024, had short-term interest rates averaged 100 basis points higher (lower) in 2024 than in 2023, it was estimated that interest expense would have fluctuated by approximately $6.5 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding each year.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DXP Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DXP Enterprises, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded seven entities from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded these seven entities from our audit of internal control over financial reporting. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting of approximately 2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue Recognized Over Time - Estimated Costs to Complete Open Contracts

As described in Note 2 to the consolidated financial statements, revenue recognized under the percentage-of-completion method was $373.3 million for the year ended December 31, 2025. As disclosed by management, the Company has contracts to assemble, fabricate and or deliver tangible assets to customer specifications that can range from three to eighteen months or more. The Company accounts for these contracts under the percentage-of-completion method of accounting. Under this method, the Company recognizes sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires management to estimate the project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and assumptions relating to items such as cost of materials, labor productivity and cost, and overhead.

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
February 26, 2026
We have served as the Company’s auditor since 2022.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2025	2024	2023

Sales	$2,016,365	$1,802,040	$1,678,600
Cost of sales	1,380,437	1,245,763	1,173,309
Gross profit	635,928	556,277	505,291
Selling, general and administrative expenses	459,058	410,895	366,569
Income from operations	176,870	145,382	138,722
Interest expense	60,530	63,927	53,146
Other income (Note 18)	(2,882)	(3,517)	(1,355)
Income before income taxes	119,222	84,972	86,931
Provision for income taxes (Note 10)	30,545	14,483	18,119
Net income	88,677	70,489	68,812
Preferred stock dividend	90	90	90
Net income attributable to common shareholders	$88,587	$70,399	$68,722

Net income	$88,677	$70,489	$68,812
Foreign currency translation adjustments	3,003	(2,370)	435
Comprehensive income	$91,680	$68,119	$69,247

Earnings per share (Note 12):
Basic	$5.65	$4.44	$4.07
Diluted	$5.37	$4.22	$3.89

Weighted average common shares outstanding:
Basic	15,667	15,861	16,870
Diluted	16,507	16,701	17,710

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$303,783	$148,320
Restricted cash	—	91
Accounts receivable, net of allowance of $3,995 and $5,172, respectively	397,502	339,365
Inventories	108,144	103,113
Costs and estimated profits in excess of billings	53,855	50,735
Prepaid expenses and other current assets	47,033	20,250
Total current assets	910,317	661,874
Property and equipment, net	114,822	81,556
Goodwill	494,561	452,343
Other intangible assets, net	81,351	85,679
Operating lease right of use assets, net	74,709	46,569
Other long-term assets	9,395	21,473
Total assets	$1,685,155	$1,349,494
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$8,580	$6,595
Trade accounts payable	116,765	103,728
Accrued wages and benefits	51,180	41,650
Customer advances	15,460	13,655
Billings in excess of costs and estimated profits	15,689	12,662
Short-term operating lease liabilities	19,038	14,921
Other current liabilities	45,769	50,773
Total current liabilities	272,481	243,984
Long-term debt, net of unamortized debt issuance costs and discounts	818,476	621,684
Long-term operating lease liabilities	57,509	33,159
Other long-term liabilities	38,250	27,879
Total long-term liabilities	914,235	682,722
Total liabilities	1,186,716	926,706
Commitments and Contingencies (Note 17)
Shareholders' Equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,403,647 issued and 15,513,590 outstanding at December 31, 2025 and 20,402,861 issued and 15,695,088 outstanding at December 31, 2024	204	204
Additional paid-in capital	220,681	219,511
Retained earnings	478,257	389,670
Accumulated other comprehensive loss	(30,607)	(33,610)
Treasury stock, at cost 4,890,057 and 4,707,773 shares, respectively	(170,112)	(153,003)
Total DXP Enterprises, Inc. equity	498,439	422,788
Total liabilities and equity	$1,685,155	$1,349,494
The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,677	$70,489	$68,812
Reconciliation of net income to net cash provided by operating activities:
Depreciation	10,372	9,019	8,423
Amortization of intangibles and finance lease assets	28,478	24,386	21,682
Amortization of debt issuance costs	4,041	3,646	2,991
Gain on sale of property and equipment	(491)	—	—
Provision for (recovery of) credit losses	220	(887)	(885)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,228)	(108)	(160)
Fair value adjustment on contingent consideration	1,406	745	1,738
Loss on debt extinguishment	—	494	1,201
Restricted stock compensation expense	5,708	4,714	3,072
Deferred income taxes	27,358	(14,990)	(9,059)
Other non-cash items	(11,390)	3,877	2,342
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(41,502)	(12,552)	13,293
Cost and estimated profits in excess of billings	(3,064)	(8,506)	(18,720)
Inventories	1,037	8,432	(2,026)
Prepaid expenses and other assets	(5,732)	2,643	3,830
Trade accounts payable	532	(3,473)	2,144
Accrued expenses	17,875	2,009	5,649
Billings in excess of costs and estimated profits	2,951	3,263	(916)
Income taxes	(30,984)	9,010	2,811
Net cash provided by operating activities	$94,264	$102,211	$106,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40,286)	(25,068)	(12,263)
Proceeds from the sale of property and equipment	2,715	—	—
Acquisition of businesses, net of cash acquired	(61,675)	(156,624)	(10,384)
Net cash used in investing activities	$(99,246)	$(181,692)	$(22,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on asset-backed credit facility	—	6,000	7,870
Repayments on asset-backed credit facility	—	(6,000)	(7,870)
Borrowings on Senior Secured Term Loan B	848,005	649,500	550,000
Repayments on Senior Secured Term Loan B	(643,005)	(544,500)	(424,856)
Principal payments on debt	(7,091)	(5,749)	(4,652)
Debt issuance costs	(3,173)	(2,309)	(12,061)
Shares repurchased held in treasury	(17,109)	(29,007)	(56,215)
Payment for acquisition contingent consideration liability	(7,538)	(5,000)	(5,673)
Preferred stock dividends paid	(90)	(90)	(90)
Payment for employee taxes withheld from stock awards	(4,539)	(1,826)	(527)
Principal payments on finance leases	(6,592)	(4,216)	(2,347)
Net cash provided by financing activities	$158,868	$56,803	$43,579
Effect of foreign currency on cash	1,486	(2,122)	(60)
Net change in cash and restricted cash	155,372	(24,800)	127,094
Cash and restricted cash at beginning of year	148,411	173,211	46,117
Cash and restricted cash at end of year	$303,783	$148,411	$173,211
Supplemental cash flow information (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Series A preferred Stock	Series B preferred Stock	Common Stock	Paid-in Capital	Retained earnings	Accum Other Comp Loss	Treasury stock	Total equity
Balance at December 31, 2022	$1	$15	$345	$213,937	$250,549	$(31,675)	$(67,780)	$365,392
Preferred dividends paid	—	—	—	—	(90)	—	—	(90)
Compensation expense for restricted stock	—	—	—	3,072	—	—	—	3,072
Tax related items for share based awards	—	—	—	(527)	—	—	—	(527)
Issuance of shares of common stock	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	435	—	435
Repurchases of shares	—	—	—	—	—	—	(55,696)	(55,696)
Excise tax on share repurchases	—	—	—	—	—	—	(519)	(519)
Net income	—	—	—	—	68,812	—	—	68,812
Balance at December 31, 2023	$1	$15	$345	$216,482	$319,271	$(31,240)	$(123,995)	$380,879
Preferred dividends paid	—	—	—	—	(90)	—	—	(90)
Compensation expense for restricted stock	—	—	—	4,714	—	—	—	4,714
Tax related items for share based awards	—	—	—	(1,826)	—	—	—	(1,826)
Other	—	—	(141)	141	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(2,370)	—	(2,370)
Repurchases of shares	—	—	—	—	—	—	(28,783)	(28,783)
Excise tax on share repurchases	—	—	—	—	—	—	(225)	(225)
Net income	—	—	—	—	70,489	—	—	70,489
Balance at December 31, 2024	$1	$15	$204	$219,511	$389,670	$(33,610)	$(153,003)	$422,788
Preferred dividends paid	—	—	—	—	(90)	—	—	(90)
Compensation expense for restricted stock	—	—	—	5,708	—	—	—	5,708
Tax related items for share based awards	—	—	—	(4,538)	—	—	—	(4,538)
Currency translation adjustment	—	—	—	—	—	3,003	—	3,003
Repurchases of shares	—	—	—	—	—	—	(16,994)	(16,994)
Excise tax on share repurchases	—	—	—	—	—	—	(115)	(115)
Net income	—	—	—	—	88,677	—	—	88,677
Balance at December 31, 2025	$1	$15	$204	$220,681	$478,257	$(30,607)	$(170,112)	$498,439

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

All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
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

Changes in this allowance for 2025 and 2024 are as follows (in thousands):

	2025	2024
Beginning balance, January 1	$5,172	$5,584
Charges to (recoveries of) expense	220	(887)
Foreign currency translation	(73)	(42)
Write-offs and other	(1,324)	517
Ending balance, December 31	$3,995	$5,172

Inventories
Inventories are comprised of equipment purchased for resale, and materials utilized in the fabrication of industrial and wastewater equipment stated at lower of cost and net realizable value, primarily determined using the weighted average cost method. The Company regularly reviews inventory and records provisions for the difference between cost and net realizable value arising from excess and obsolete items on hand based upon the aging of the inventories, market trends, and continued demand.

The carrying values of inventories are as follows (in thousands):

	December 31,
	2025	2024
Finished goods	$98,089	$89,780
Work in process	10,055	13,333
Inventories	$108,144	$103,113

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

Impairment of Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis on October 1st and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assigns the carrying value of goodwill to its reporting units and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a “component”) if the component is a business and discrete information is prepared and reviewed regularly by segment management.

The Company’s goodwill impairment assessment first permits evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely than not exceed its fair value, the Company would perform a quantitative test for that reporting unit. Should the reporting unit's carrying amount exceed the fair value, then an impairment charge for the excess would be recognized. The impairment charge is limited to the amount of goodwill allocated to the reporting unit and goodwill will not be reduced below zero. The Company performed qualitative tests and determined no impairment of goodwill was required for the years ended December 31, 2025, 2024 and 2023.

Impairment of Long-Lived Assets, Excluding Goodwill
The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment of long-lived assets was required for the years ended December 31, 2025, 2024 and 2023.

Revenue Recognition
The Company primarily provides purchased products distributed through its local Service Centers and provides services through its local branch network and recognizes revenue at a point in time when control of the product or service performed transfers to the customer, typically upon shipment or completion from a DXP facility or directly from a supplier or completion of the service. Revenue is measured at the amount of consideration expected to be received in exchange for the products and services provided, net of allowances for product returns, and any taxes collected from customers that will be remitted to governmental authorities. The Service Centers segment primarily provides a wide range of maintenance, repair and operating (MRO) products, equipment and integrated services, including logistics capabilities, to industrial customers. The Supply Chain Services segment also provides a wide range of MRO products as well as manages all or part of various customers' supply chain, including warehouse and inventory management services. Revenue is recognized upon the completion of our performance obligation(s) under the sales agreement. The majority of the Service Centers and Supply Chain Services segment revenues originate from the satisfaction of a single performance obligation--the delivery of products. Revenues are recognized when an agreement is in place, the performance obligations under the contract have been satisfied, and the price or consideration to be received is fixed and allocated to the performance obligation(s) in the contract. We believe our performance obligation has been satisfied when title passes to the customer or services have been rendered under the contract. Revenues are recorded net of sales taxes. The Company reserves for potential customer returns based upon historical levels.

The Company also assembles, kits, and fabricates custom-made pump packages, remanufactures pumps, and manufactures branded private label pumps substantially within our Innovative Pumping Solutions segment. For binding agreements to assemble, fabricate and direct tangible assets to customer specifications, the Company recognizes revenues over time when the customer is able to direct the use of and obtain substantially all of the benefits of the work performed. This occurs when the products have no alternative use for us and we have a right to payment for the work completed to date plus a reasonable profit margin. Contracts include cancellation provisions that require the customer to reimburse us for costs incurred through the date of cancellation. We recognize revenue for these contracts using the percentage of completion method, an “input method” as defined by ASC 606, “Revenue from Contracts with Customers”. Under this method, we recognize sales and profit based upon the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the asset. The percentage-of-completion method of accounting requires the Company to estimate the project costs at completion. Revenues are estimated based upon the original contract price and change orders. Contract costs may be incurred over a period of several months, and the estimation of these costs requires judgment based upon the acquired knowledge and experience of program managers, engineers, and finance professionals. Estimated costs are based primarily on purchase contract terms and estimated cost of materials, labor productivity and cost, and overhead. Percentage of completion revenues were $373.3 million, $293.3 million, and $311.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Shipping and Handling Costs
The Company classifies shipping and handling charges billed to customers as sales. Shipping and handling charges paid to others are classified as a component of cost of sales.

Cost of Sales and Selling, General and Administrative Expense
Cost of sales includes product and product-related costs, inbound freight charges, internal transfer costs, and depreciation. Selling, general and administrative expenses include purchasing and receiving costs, inspection costs, warehousing costs, depreciation, and amortization.

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

Comprehensive Income
Comprehensive income includes net income and foreign currency translation adjustments. The Company’s other comprehensive income is from translating balances at foreign subsidiaries to the reporting currency.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis; however, a retrospective basis is permitted for annual periods beginning after December 15, 2024. Early adoption of this standard is permitted. The Company adopted this accounting standard update using a retrospective approach effective December 31, 2025, and included the required income tax disclosures in our notes to the financial statements. This ASU resulted in required additional disclosures with no impact to our consolidated financial statements. See further discussion at Note 10 - Income Taxes.

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

NOTE 4 - LEASES

We lease office space, warehouses, land, automobiles, buildings, and manufacturing equipment. Some of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Our lease agreements may include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

The following table presents components of lease cost (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Operating lease costs	$23,059	$21,210	$21,575
Finance lease costs:
Amortization of assets	6,808	4,559	3,451
Interest on lease liabilities	1,467	1,108	595
Total finance lease costs	8,275	5,667	4,046
Total operating and finance lease costs	$31,334	$26,877	$25,621

The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases (in thousands):

		December 31,
	Balance Sheet Location	2025	2024
Operating	Operating lease right of use assets, net	$74,709	$46,569
Finance	Property and equipment, net	20,106	15,829
Total lease assets		$94,815	$62,398

Current operating	Short-term operating lease liabilities	19,038	14,921
Non-current operating	Long-term operating lease liabilities	57,509	33,159
Current finance	Other current liabilities	7,660	5,321
Non-current finance	Other long-term liabilities	13,223	11,055
Total lease liabilities		$97,430	$64,456

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

As of December 31, 2025 maturities of lease liabilities are as follows (in thousands):

	Finance	Operating
2026	$8,894	$24,481
2027	7,246	20,671
2028	4,839	15,565
2029	2,014	12,112
2030	149	9,502
Thereafter	—	10,569
Total future lease payments	23,142	92,900
Less: imputed interest	2,259	16,353
Total lease liability balance	$20,883	$76,547

The following table presents cash paid for leases, assets exchanged for operating and finance leases, and weighted average remaining lease terms, and discount rates:

	December 31,
	2025	2024
Cash paid for operating leases	$22,658	$20,886
Cash paid for finance leases	$6,592	$4,216
Assets obtained in exchange for operating lease obligations, initial recognition	$23,499	$4,551
Assets obtained in exchange for finance lease obligations	$10,965	$8,441
Weighted-average remaining lease term - operating leases	4.8 years	3.9 years
Weighted-average remaining lease term - finance leases	3.0 years	3.2 years
Weighted average discount rate - operating leases	8.3%	8.1%
Weighted-average discount rate - finance leases	7.5%	8.5%

The Company incurred approximately $2.3 million, $1.9 million, and $1.8 million in lease expenses to entities controlled by the Company's Chief Executive Officer and family for the years ended December 31, 2025, 2024 and 2023, respectively.

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

During the twelve months ended December 31, 2025, we recorded $13.8 million in other current and other long-term liabilities for contingent consideration. See further discussion at Note 16 - Business Acquisitions.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the last three fiscal years (in thousands):

Contingent Consideration
Balance at December 31, 2022	$10,166
Acquisitions and settlements:
Acquisitions	2,682
Settlements	(5,833)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	1,738
Balance at December 31, 2023	8,753
Acquisitions and settlements:
Acquisitions	11,932
Settlements	(5,108)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	745
Balance at December 31, 2024(1)	16,322
Acquisitions and settlements:
Acquisitions (Note 16)	4,813
Settlements	(8,766)
Total remeasurement adjustments:
Changes in fair value recorded in other (income) expense, net	1,406
Balance at December 31, 2025(1)	$13,775
(1) Amounts included in other current liabilities were $9.4 million and $8.0 million for the periods ending December 31, 2025 and December 31, 2024, respectively. Amounts included in other long-term liabilities were $4.4 million and $8.3 million for the periods ending December 31, 2025 and December 31, 2024, respectively.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs
$13,775	Discounted cash flow	Annualized EBITDA and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculation was 8.3%. A decrease in discount rates would increase the contingent consideration liability, whereas an increase or decrease in EBITDA forecasts would increase or decrease the contingent liability. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of December 31, 2025, the maximum amount of contingent consideration payable under these arrangements is $14.9 million over three years.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2025 and December 31, 2024, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at December 31, 2025 and December 31, 2024 approximates their carrying value as reported on the consolidated balance sheets due to the relative short maturity of these instruments.

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	December 31,
	2025	2024	2023
Costs incurred on uncompleted contracts	$147,866	$122,951	$92,363
Estimated profits, thereon	71,260	58,373	37,379
Total costs and estimated profits on uncompleted contracts	219,126	181,324	129,742
Less: billings to date	180,960	143,251	96,925
Total	$38,166	$38,073	$32,817

Such amounts were included in the accompanying Consolidated Balance Sheets for 2025 and 2024 under the following captions (in thousands):

	December 31,
	2025	2024	2023
Costs and estimated profits in excess of billings	$53,855	$50,735	$42,323
Billings in excess of costs and estimated profits	(15,689)	(12,662)	(9,506)
Net contract assets	$38,166	$38,073	$32,817
During the twelve months ended December 31, 2025, 2024 and 2023, $10.4 million, $7.4 million, and $10.4 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized into revenues, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

The carrying values of property and equipment, net are as follows (in thousands):

	December 31,
	2025	2024
Land	$1,704	$1,704
Buildings and leasehold improvements	37,667	32,652
Furniture, fixtures and equipment	177,046	137,058
Finance lease right of use assets	34,577	23,612
Less – Accumulated depreciation and amortization	(136,172)	(113,470)
Property and equipment, net	$114,822	$81,556

Depreciation expense was $10.4 million, $9.0 million, and $8.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Capital expenditures by segment are included in Note 20 - Segment Reporting.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2025 (in thousands):

	Goodwill	Other Intangible Assets, Net	Total
Balances as of December 31, 2024	$452,343	$85,679	$538,022
Translation adjustment	870	—	870
Acquisitions	41,348	17,342	58,690
Amortization	—	(21,670)	(21,670)
Balances as of December 31, 2025	$494,561	$81,351	$575,912

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the year ended December 31, 2024 (in thousands):

	Goodwill	Other Intangible Assets, Net	Total
Balances as of December 31, 2023	$343,991	$63,895	$407,886
Translation adjustment	(1,380)	(10)	(1,390)
Acquisitions	109,732	41,621	151,353
Amortization	—	(19,827)	(19,827)
Balances as of December 31, 2024	$452,343	$85,679	$538,022

The following table presents the goodwill balance by reportable segment as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Service Centers	$349,860	$335,611
Innovative Pumping Solutions	127,562	99,593
Supply Chain Services	17,139	17,139
Total	$494,561	$452,343
Gross carrying amounts as well as accumulated amortization are partially affected by the fluctuation of foreign currency rates.
Other intangible assets are amortized according to estimated economic benefits over their estimated useful lives. Amortization expense was $21.7 million, $19.8 million, and $18.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. The estimated future annual amortization of intangible assets for each of the next five years and thereafter are as follows (in thousands):

Amount
2026	$20,724
2027	18,708
2028	16,412
2029	9,107
2030	6,582
Thereafter	9,818
Total	$81,351
The weighted average remaining estimated life for customer relationships, trade names, and non-compete agreements are 5.4, 8.4, and 3.2 years, respectively.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
ABL Revolver	$—	$—
Senior Secured Term Loan B due October 13, 2030(1)	845,885	647,876
Promissory Note due November 1, 2029	900	1,000
Total debt	846,785	648,876
Less: current maturities	(8,580)	(6,595)
Total long-term debt	838,205	642,281
Unamortized discount and debt issuance costs	19,729	20,597
Long-term debt, net of unamortized discount and debt issuance costs	$818,476	$621,684
(1) The fair value of the Amended Term Loan B due October 13, 2030 using level 2 input values was $854.3 million and $657.6 million as of December 31, 2025 and December 31, 2024, respectively.
Senior Secured Term Loan B:

On December 16, 2025, the Company entered into an amendment (the “Term Loan Amendment”), by and among the Company, certain of the Company’s subsidiaries, as guarantors (the “Guarantors”), the incremental lenders party thereto and Goldman Sachs Bank USA as agent (the “Agent”).

The Term Loan Amendment amends and supplements the Term Loan and Security Agreement, dated as of December 23, 2020, by and among the Company, the Guarantors, the lenders party thereto and the Agent (as amended by Amendment No. 1 and Joinder Agreement to Term Loan and Security Agreement, dated as of November 22, 2022, as further amended by Amendment No. 2 and Joinder Agreement to Term Loan and Security Agreement, dated as of October 13, 2023, and as further amended by Amendment No. 3 and Joinder Agreement to Term Loan and Security Agreement, dated as of October 3, 2024, the “Existing Term Loan Agreement”; the Existing Term Loan Agreement, as further amended by the Term Loan Amendment, the “Term Loan Agreement”).

The Term Loan Amendment provides for, among other things, (i) adjustments to certain financial ratio covenant compliance dates and (ii) $205.0 million in new incremental term loan commitments (the “2025 Incremental Term Loans”) under the Term Loan Agreement, such that after giving effect to the Term Loan Amendment, including the 2025 Incremental Term Loans, the Company has $848.0 million in outstanding borrowings under the Term Loan Agreement.

As of December 31, 2025 there was $845.9 million outstanding under the Senior Secured Term Loan B.

In connection with the Term Loan Amendment the Company expensed third-party fees of $1.2 million. Deferred financing costs associated with the Term Loan Amendment were $2.9 million which were amortized to interest expense using the effective interest method during 2025.

Interest rate

Quarterly interest payments accrue on outstanding borrowings under the Amended Senior Secured Term Loan B at a rate equal to Term SOFR (with a floor of 1.00%) plus 3.25%, or base rate plus 2.25%. The Amended Senior Secured Term Loan B is guaranteed by each of the Company’s direct and indirect material wholly owned subsidiaries, other than any of the Company’s Canadian subsidiaries and certain other excluded subsidiaries.

The interest rate for the Amended Senior Secured Term Loan B was 7.17% and 8.32% as of December 31, 2025 and December 31, 2024.

Facility Size Increases

The Amended Senior Secured Term Loan B allows for incremental increases in facility size up to an aggregate amount of $100 million.

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

Restrictive Covenants

The Company’s primary financial covenant under the Term Loan B is a Secured Leverage Ratio, The Term Loan B Agreement requires that the Company’s Secured Leverage Ratio, defined as the ratio, as of the last day of any fiscal quarter of consolidated secured debt (net of unrestricted cash, not to exceed $330 million) as of such day to EBITDA, beginning with the fiscal quarter ending December 31, 2025, is either equal to or less than as indicated in the table below:

Fiscal Quarter	Secured Leverage Ratio
December 31, 2025	5.75:1.00
March 31, 2026	5.75:1.00
June 30, 2026	5.50:1.00
September 30, 2026	5.50:1.00
December 31, 2026	5.50:1.00
March 31, 2027	5.25:1.00
June 30, 2027	5.25:1.00
September 30, 2027	5.25:1.00
December 31, 2027	5.00:1.00
March 31, 2028	5.00:1.00
June 30, 2028 and thereafter	4.75:1.00

As of December 31, 2025, the Company’s Secured Leverage Ratio was 2.25 to 1.00.

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

ABL Revolver:

On July 1, 2025, the Company entered into an Increase Agreement (the “Increase Agreement”) to which the aggregate commitments under the Company's existing asset-based revolving credit facility (the "ABL Facility") were increased by $50 million. Following the effectiveness of the Increase Agreement, the total commitments under the ABL Facility increased from $135.0 million to $185.0 million. Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to Secured Overnight Financing Rate (“SOFR”) or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25% to 0.375% per annum. At December 31, 2025 the unused line fee was 0.375% and there were no amounts outstanding under the ABL Revolver.

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

Interest rate

The interest rate for the ABL Revolver was 7.00% and 7.75% as of December 31, 2025 and December 31, 2024, respectively.

Facility Size Increases

Effective July 1, 2025, the Company exercised its right to increase the ABL Credit Agreement by an aggregate amount of $50 million.

Excess Availability

As of December 31, 2025, the borrowing availability under our credit facility was $153.5 million compared to $125.6 million at December 31, 2024. Letters of credit issued under the ABL Revolver in the aggregate face amount of $31.5 million and $9.3 million were outstanding on December 31, 2025 and December 31, 2024, respectively.

Financial Covenant

The Company's financial covenant under the ABL Credit Agreement include a Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its Fixed Charge Coverage Ratio to be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement.

As of December 31, 2025, the Company's Fixed Charge Coverage Ratio was 2.12 to 1.00.

Promissory Note:

On November 1, 2024, in connection with an acquisition, the Company signed a promissory note for the loan amount of $1.0 million. The promissory note has a maturity date of November 1, 2029. The promissory note shall be payable in four equal consecutive annual installments of $0.1 million on November 1 of each year commencing on November 1, 2025, provided that all amounts outstanding under this promissory note, including all accrued and unpaid interest and other amounts payable under the promissory note, shall be due and payable in full on November 1, 2029. The Company may prepay the promissory note in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of the prepayment. Interest is payable quarterly, starting with the quarter ending January 31, 2025 on outstanding borrowings at a rate of 5%.

Maturities of Debt

As of December 31, 2025, the maturities of long-term debt for the next five years were as follows (in thousands):

Amount
2026	$8,580
2027	8,580
2028	8,580
2029	9,080
2030	811,965
Total	$846,785

NOTE 10 - INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$110,687	$77,309	$79,785
Foreign	8,535	7,663	7,146
Total income before taxes	$119,222	$84,972	$86,931

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current -
Federal	$(3,254)	$22,066	$22,514
State	4,783	5,217	2,620
Foreign	2,194	2,190	2,044
Total current	3,723	29,473	27,178
Deferred -
Federal	26,306	(13,597)	(7,679)
State	516	(1,347)	(1,133)
Foreign	—	(46)	(247)
Total deferred	26,822	(14,990)	(9,059)
Total current and deferred taxes	$30,545	$14,483	$18,119

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rates	$25,034	21.0%	$17,844	21.0%	$18,392	21.2%
State and local income tax, net of federal (national) income tax effect(1)	4,206	3.5%	3,057	3.6%	1,620	1.9%
Foreign tax effects
Canada	330	0.3%	433	0.5%	280	0.3%
Mexico	38	—%	14	—%	17	—%
Other Foreign Jurisdictions	55	—%	80	0.1%	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws	—	—%	—	—%	—	—%
Tax credits
Research Tax Credit	1,339	1.1%	(7,333)	(8.6)%	(4,718)	(5.4)%
Foreign Tax Credit	—	—%	—	—%	—	—%
Other Tax Credits	(62)	(0.1)%	(118)	(0.1)%	(19)	—%
Changes in valuation allowances	—	—%	—	—%	—	—%
Nontaxable or nondeductible items
162(m) compensation	2,583	2.2%	1,281	1.5%	513	0.6%
Other nondeductible items	1,992	1.7%	(460)	(0.5)%	847	1.0%
Restricted Stock	(275)	(0.2)%	(2,056)	(2.4)%	(3)	—%
Earnout	—	—%	—	—%	1,225	1.4%
Changes in unrecognized tax benefits.	(1,336)	(1.1)%	1,732	2.0%	(33)	(0.2)%
Other Adjustments	(3,359)	(2.8)%	9	(0.1)%	(2)	—%
Effective Tax Rate	$30,545	25.6%	$14,483	17.0%	$18,119	20.8%
(1). State taxes in California, Pennsylvania, and Tennessee made up the majority (greater than 50 percent) of the tax effects in this category.

Deferred tax liabilities and assets were comprised of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$868	$954
Inventory	5,449	3,585
Federal R&D credit carryforward	1,953	—
Texas R&D credit carryforward	2,283	2,232
Louisiana R&D credit carryforward	10	10
Foreign Tax Credit Carryforward	203	64
Charitable Contribution Carryforward	1,225	—
Net operating loss carryforward	15,224	1,258
Capital loss carryforward	4	4
Deferred Compensation	490	2,304
Accruals	10,910	9,814
Business Interest Expense Carryforward	962	—
ROU Lease Liability	17,389	304
Section 174 Addback	—	40,650
Total deferred tax assets	59,672	63,483
Less valuation allowance	(221)	(221)
Total deferred tax asset, net of valuation allowance	59,451	63,262
Deferred tax liabilities:
Goodwill	(26,252)	(24,847)
Intangibles	(6,322)	(7,902)
Property and equipment	(17,933)	(10,204)
ROU Asset	(17,007)	—
Unremitted foreign earnings	(421)	(421)
Method changes	(1,088)	(393)
Other	(802)	(243)
Total deferred tax liability	$(69,825)	$(44,010)
Net deferred tax (liability) asset	$(10,374)	$19,252

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. As of December 31, 2025, the valuation allowance primarily relates to state operating loss and foreign capital loss carryforwards.

The following summarizes changes in the balance of valuation allowances on deferred tax assets (in thousands):

	December 31,
	2025	2024	2023
Balance at January 1	$(221)	$(278)	$(4)
Changes due to state operating loss and foreign capital loss carryforwards	—	57	(274)
Balance at December 31	$(221)	$(221)	$(278)

Expected tax benefit on carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2025, are as follows (in thousands):

	Domestic	Foreign	Expiration
Net operating loss - foreign	$—	$543	2034-2045
Net operating loss - federal (80%)	13,116	—	Indefinite
Net operating loss - state	1,566	—	2035-Indefinite
Capital loss carryforward - foreign	—	4	Indefinite
Foreign tax credits	203	—	2035
Texas research and development tax credits	2,283	—	2038-2045
Louisiana research and development tax credits	10	—	2026

Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions are as follows (in thousands):

	December 31,
	2025	2024	2023
Balance at January 1,	$(8,702)	$(5,755)	$(5,918)
Decreases related to prior year tax positions	2,088	142	1,475
Increases related to current year tax positions	(8)	(3,089)	(1,312)
Balance at December 31,	$(6,622)	$(8,702)	$(5,755)

As of December 31, 2025, the Company had recorded a total tax benefit of $34.9 million related to federal and state research and development tax credits. This benefit is partially offset by $6.1 million uncertain tax position due to the uncertainty related to the realizability of the federal research and development tax credits. The Company is also recording a $0.5 million uncertain tax position resulting from a method change for a historical acquisition and non-deductible auto expense compensation. The total amount of these unrecognized tax benefits, if recognized, would impact the effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax provision (benefit) in the consolidated financial statements consistent with the Company's policy. For the year ended December 31, 2025, the Company recorded $0.3 million tax expense for interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company has significant operations in the U.S. and Canada and to a lesser extent in various other international jurisdictions. Tax years that remain subject to examination vary by legal entity but are generally closed in the U.S. for the tax years prior to 2015 and outside the U.S. for the tax years ended prior to 2019. There is a 4-year statute of limitations for Canadian returns based on the date tax assessment is received, not filing date. Tax assessments are typically received within weeks of filing date.

Income taxes paid net of refunds are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal	$29,620	$11,958	$15,289
State
California (1)	567	1,309	21
Other States	3,784	3,838	3,379
Foreign
Canada	2,174	1,318	1,617
Other Foreign Jurisdictions	254	258	257
Total Income Taxes Paid (net of refunds)	$36,399	$18,681	$20,563
'(1) For 2025 and 2023, California did not exceed the 5% threshold; however, the total has been separately stated for comparability.

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

RSAs are subject to vesting periods between one to ten years. Compensation expense for RSAs is calculated based on the closing price of the Company’s common stock at the date of grant and recognized over the requisite vesting period on a straight-line basis. Unvested RSAs may be forfeited if employees or non-employee directors cease employment or services during the requisite vesting period. Forfeitures reduce expense at the time employment or service cease at the original grant date value. The Company issues new shares of common stock, if available, to settle vested RSAs. At December 31, 2025, 316,163 shares were available for grant.

Changes in RSAs for the twelve months ended December 31, 2025 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2024	302,400	$38.11
Granted	57,275	$89.87
Forfeited	(2,478)	$40.34
Vested	(151,486)	$35.73
Non-vested at December 31, 2025	205,711	$54.25
Changes in RSAs for the twelve months ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2023	304,437	$27.60
Granted	127,860	$52.89
Forfeited	(9,644)	$26.96
Vested	(120,253)	$28.13
Non-vested at December 31, 2024	302,400	$38.11
Changes in RSAs for the twelve months ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested at December 31, 2022	157,767	$28.64
Granted	215,554	$27.36
Forfeited	—	$—
Vested	(68,884)	$29.23
Non-vested at December 31, 2023	304,437	$27.60

The following table sets forth information regarding the vesting and distribution of RSAs for the periods indicated (in thousands):

	December 31,
	2025	2024	2023
Aggregate grant-date fair value of vested shares	$5,412	$3,382	$2,013
Tax benefits realized for tax deductions related to vestings	1,462	803	756
Compensation expense associated with RSAs recognized during the period	5,708	4,714	3,072

Unrecognized compensation expense under the 2016 Plan at December 31, 2025, December 31, 2024 and December 31, 2023 was $6.9 million, $7.7 million and $5.9 million, respectively. As of December 31, 2025, the weighted average period over which the unrecognized compensation expense is expected to be recognized is 1.2 years.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	December 31,
	2025	2024	2023
Basic earnings per share:
Weighted average shares outstanding	15,667	15,861	16,870

Net income attributable to DXP Enterprises, Inc.	$88,677	$70,489	$68,812
Series B convertible preferred stock dividend	(90)	(90)	(90)
Net income attributable to common shareholders	88,587	70,399	68,722
Per share amount	$5.65	$4.44	$4.07

Diluted earnings per share:
Weighted average shares outstanding	15,667	15,861	16,870
Assumed conversion of convertible preferred stock	840	840	840
Total dilutive shares	16,507	16,701	17,710

Net income attributable to common shareholders	$88,587	$70,399	$68,722
Series B convertible preferred stock dividend	90	90	90
Net income attributable to DXP Enterprises, Inc.	88,677	70,489	68,812
Per share amount	$5.37	$4.22	$3.89
Basic earnings per share have been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period and excludes dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if the preferred stock was converted into common stock.

Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. For the years ended December 31, 2025, 2024, and 2023, the weighted average of the unvested RSAs were 232.1 thousand, 302.8 thousand, and 270.2 thousand shares, respectively. The preferred stock is convertible into 840,000 shares of common stock.

NOTE 13 – CAPITAL STOCK

The Company has Series A and Series B preferred stock of 1,222 shares and 15,000 shares issued and outstanding as of December 31, 2025, 2024 and 2023, respectively. The preferred stock did not have any activity during 2025, 2024 and 2023.

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

Common Stock

The activity related to outstanding common stock was as follows (in thousands):

	December 31,
	2025	2024	2023
Common Stock:
Balance, beginning of period	15,695	16,177	17,690
Issuance of shares for compensation net of withholding	98	86	47
Restricted shares	(97)	(2)	147
Purchase of shares held in treasury	(182)	(566)	(1,707)
Balance, end of period	15,514	15,695	16,177

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

The following table represents total number of shares purchased, the amount paid, and the average price paid per share under share repurchase programs authorized by our Board of Directors:

	Twelve Months Ended December 31,
	2025	2024	2023
(in millions, except per share data)
Total number of shares purchased	0.2	0.6	1.7
Amount paid	$17.0	$28.8	$54.7
Average price paid per share	$93.23	$50.87	$32.06

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

	Twelve Months Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest(1)	$53,698	$67,005	$48,954
Cash paid for income taxes	$36,399	$20,433	$21,839
Proceeds from issuance of Senior Secured Term Loan B, net of deferred financing costs	$202,077	$102,716	$113,108

Non-cash investing and financing activities:
Issuance of Promissory Note (Note 9)	$—	$1,000	$—
Treasury shares excise tax accruals	$(115)	$(225)	$(519)
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

The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The Company from time-to-time engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2025 acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations”.

2025 Acquisitions

During the first quarter of 2025, the Company acquired one business for a total of $13.0 million. We acquired this business to expand our platforms and to maintain our leading position as the largest distributor of rotating equipment in North America.

During the second quarter of 2025, the Company acquired one business for a total of $1.0 million. We acquired this business to expand our geographic coverage and to maintain our leading position as the largest distributor of rotating equipment in North America.

During the third quarter of 2025, the Company acquired one business for a total of $11.6 million. We acquired this business to expand our end markets and enhance a geographic region in order to maintain our leading position as the largest distributor of rotating equipment in North America.

During the fourth quarter of 2025, the Company acquired three businesses for a total of $53.6 million. We acquired these three businesses to expand our water & wastewater end-market and our product categories.

The results for the six businesses acquired during the year have been included in our Consolidated Financial Statements beginning on the respective dates of acquisition.

Purchase Price Allocation and Consideration

In aggregate, the acquisition-date fair value of the consideration transferred for the six businesses acquired in 2025 totaled $79.2 million. The six acquisitions contributed $42.7 million in Sales and $4.4 million in Net income attributable to common shareholders for the year ended December 31, 2025. The following table summarizes the total consideration, the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for the 2025 acquisitions:

	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Total
Total Acquisitions	1	1	1	3	6

Cash payments	$12,981	$1,027	$10,916	$49,459	$74,383
Contingent consideration	—	—	683	4,130	4,813
Total purchase price consideration	12,981	1,027	11,599	53,589	79,196
Tangible assets acquired	8,160	927	5,219	26,949	41,255
Intangible assets acquired	3,284	203	2,305	11,550	17,342
Total assets acquired	11,444	1,130	7,524	38,499	58,597
Total liabilities assumed	(4,983)	(508)	(1,179)	(12,485)	(19,155)
Net assets acquired	6,461	622	6,345	26,014	39,442
Goodwill	$6,520	$405	$5,254	$27,575	$39,754

The total cash and cash equivalents acquired for these six acquisitions was $12.7 million. Transaction-related costs included within selling, general, and administrative expenses in the consolidated statements of operations was $1.8 million for the twelve months ended December 31, 2025.

The goodwill total of approximately $39.8 million is attributable primarily to expected synergies and the assembled workforce of each entity of which $33.1 million is deductible for tax purposes and $6.7 million is not deductible for tax purposes. Goodwill assigned to our SC and IPS segments as a result of these transactions was $12.2 million and $27.6 million, respectively.

Of the $17.3 million of acquired intangible assets, $0.9 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years and $16.4 million was assigned to customer relationships and will be amortized over a period of 8 years.

Contingent Consideration

The acquisitions included contingent consideration arrangements that requires additional consideration to be paid based on the achievement of annual EBITDA targets over a one-to-three year period. The range of undiscounted amounts the Company may be required to pay under the contingent consideration agreement is between zero and $5.6 million. The combined fair value of the contingent consideration recognized on each acquisition date of $4.8 million was estimated by using a weighted probability of possible payments. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 8.3%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. The changes in the fair value of the contingent consideration are measured during each reporting period and reflected in our results of operations. The fair value measurement includes earnings forecasts, which are a Level 3 measurement as discussed in Note 5 - Fair Value of Financial Assets and Liabilities. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) achieved to the estimated EBITDA used in our forecasts.

Pro Forma Results of Operations (unaudited)

The following unaudited supplemental pro forma results of operations for the Company which incorporate the acquisitions completed in 2025, 2024 and 2023, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Years Ended December 31,
(in thousands)	2025	2024	2023
Sales	$2,092,146	$1,961,097	$1,794,749
Net income attributable to common shareholders	$98,094	$93,786	$82,738

The pro forma combined results of operations for the years ended December 31, 2025, 2024, and 2023 were prepared by adjusting the historical results of the Company to include the historical results of the businesses acquired in each year as if the business combinations that occurred during each year had occurred as of the beginning of the comparable prior annual reporting period.

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

During the third quarter of 2024, the Company acquired a rotating equipment distribution company for $36.8 million. We acquired this business to expand our water & wastewater end market.

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

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Total
Total Acquisitions	3	1	1	2	7

Cash payments	$40,661	$81,538	$31,564	$8,201	$161,964
Promissory Note due 11/1/2029	—	—	—	1,000	1,000
Contingent consideration	6,132	—	5,197	626	11,955
Total purchase price consideration	46,793	81,538	36,761	9,827	174,919
Tangible assets acquired	18,632	4,485	9,026	4,630	36,773
Intangible assets acquired	8,155	23,400	8,246	1,820	41,621
Total assets acquired	26,787	27,885	17,272	6,450	78,394
Total liabilities assumed	(8,605)	(2,652)	(1,205)	(745)	(13,207)
Net assets acquired	18,182	25,233	16,067	5,705	65,187
Goodwill	$28,611	$56,305	$20,694	$4,122	$109,732

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

NOTE 18 - OTHER INCOME AND EXPENSE, NET

The components of other (income) expense, net were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Interest income	$(3,579)	$(4,766)	$(2,680)
Change in fair value of contingent consideration	1,406	745	1,738
Other, net	(709)	504	(413)
Other income	$(2,882)	$(3,517)	$(1,355)

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

Geographical Information
Revenues are presented in geographic area based on location of the facility shipping products or providing services.

The Company’s revenues by geographical location are as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
United States	$1,939	$1,721	$1,602
Canada	75	79	75
Other	2	2	2
Total	$2,016	$1,802	$1,679
Recent Acquisitions

We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. "Acquisition Sales" are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.

The following tables sets forth the disaggregation of revenue from sales associated with recent acquisitions for the twelve months ended December 31, 2025 and 2024 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Twelve Months Ended December 31, 2025
Service Centers	$1,373,140	$56,164	$1,316,976
Innovative Pumping Solutions	390,291	39,879	350,412
Supply Chain Services	252,934	—	252,934
Total Sales	$2,016,365	$96,043	$1,920,322

Twelve Months Ended December 31, 2024
Service Centers (1)	$1,236,775	$36,944	$1,199,831
Innovative Pumping Solutions (1)	308,850	61,556	247,294
Supply Chain Services	256,415	—	256,415
Total Sales	$1,802,040	$98,500	$1,703,540

$ Change
Service Centers	$136,365	$19,220	$117,145
Innovative Pumping Solutions	81,441	(21,677)	103,118
Supply Chain Services	(3,481)	—	(3,481)
Total $ Change	$214,325	$(2,457)	$216,782

% Change
Service Centers	11.0%	52.0%	9.8%
Innovative Pumping Solutions	26.4%	(35.2)%	41.7%
Supply Chain Services	(1.4)%	N/A	(1.4)%
Total % Change	11.9%	(2.5)%	12.7%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

The following tables sets forth the disaggregation of revenue from sales associated with recent acquisitions for the twelve months ended December 31, 2024 and 2023 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Twelve Months Ended December 31, 2024
Service Centers (1)	$1,236,775	$36,944	$1,199,831
Innovative Pumping Solutions (1)	308,850	61,556	247,294
Supply Chain Services	256,415	—	256,415
Total Sales	$1,802,040	$98,500	$1,703,540

Twelve Months Ended December 31, 2023
Service Centers (1)	$1,214,602	$19,275	$1,195,327
Innovative Pumping Solutions (1)	203,630	13,803	189,827
Supply Chain Services	260,368	—	260,368
Total Sales	$1,678,600	$33,078	$1,645,522

$ Change
Service Centers	$22,173	$17,669	$4,504
Innovative Pumping Solutions	105,220	47,753	57,467
Supply Chain Services	(3,953)	—	(3,953)
Total $ Change	$123,440	$65,422	$58,018

% Change
Service Centers	1.8%	91.7%	0.4%
Innovative Pumping Solutions	51.7%	346.0%	30.3%
Supply Chain Services	(1.5)%	N/A	(1.5)%
Total % Change	7.4%	197.8%	3.5%
(1) Prior period segment disclosures have been recast. For additional information, please refer to Note 20. Segment Reporting.

NOTE 20 – SEGMENT REPORTING

We have three reportable and operating segments: Service Centers, Innovative Pumping Solutions and Supply Chain Services.

The Service Centers segment is engaged in providing MRO products and equipment, including logistics capabilities, to industrial customers. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, fastener, industrial supply, safety products and safety services categories.

The Innovative Pumping Solutions segment fabricates and assembles custom-made pump packages, re-manufactures pumps, manufactures branded private label pumps, and provides products and services for the water and wastewater treatment industries.

The Supply Chain Services segment provides a wide range of MRO products and manages all or part of a customer's supply chain, including warehouse and inventory management.

No customer accounts for 10% or more of our revenues. Sales are shown net of intersegment eliminations.

Corporate primarily includes unallocated overhead costs that are not directly associated with our reportable segments.

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions.

These segments were determined primarily by the distribution channels of the products and services offered and the nature of the customer markets and the primary driver of the customers’ spending. The Company's CODM directs the allocation of resources to these segments based upon historical and current revenue, direct operating expenses, operating income, and capital expenditures of each respective segment. The allocation of resources across these segments is dependent upon, among other factors, the segments' historical or future expected operating margins; the segments' historical or future expected returns on capital; outlook within a specific market; opportunities to grow profitability; new products, services or new customer accounts; confidence in management; and competitive landscape and intensity.

As a part of the Company's annual business planning, the CODM reviews our reportable segment composition and financial performance. As a result of this review, on January 1st, 2025, we moved certain branch locations previously reported under our IPS segment to our SC segment. Historical financial information by segment has been retroactively recast to reflect the results of this review.

The following table sets out financial information related to the Company’s segments (in thousands):

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total	Corporate	Total
2025
Sales	$1,373,140	$390,291	$252,934	$2,016,365	$—	$2,016,365
Operating expenses	1,165,844	316,119	230,796	1,712,759	—	1,712,759
Other expenses
Depreciation	3,865	3,019	32	6,916	3,456	10,372
Amortization of finance lease assets	5,265	930	187	6,382	426	6,808
Other(1)	—	—	—	—	109,556	109,556
Income (loss) from operations	$198,166	$70,223	$21,919	$290,308	$(113,438)	$176,870
Interest expense	—	—	—	—	60,530	60,530
Other income, net	—	—	—	—	(2,882)	(2,882)
Income (loss) before income taxes	$198,166	$70,223	$21,919	$290,308	$(171,086)	$119,222

Capital expenditures	$4,509	$3,580	$—	$8,089	$32,197	$40,286
(1). Other primarily includes selling, general and administrative expenses of $87.9 million and amortization of intangible assets of $21.7 million.

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total	Corporate	Total
2024
Sales	$1,236,775	$308,850	$256,415	$1,802,040	$—	$1,802,040
Operating expenses	1,051,316	253,927	234,508	1,539,751	—	1,539,751
Other expenses
Depreciation	3,125	3,352	32	6,509	2,510	9,019
Amortization of finance lease assets	2,812	508	133	3,453	1,106	4,559
Other(1)	—	—	—	—	103,329	103,329
Income (loss) from operations	$179,522	$51,063	$21,742	$252,327	$(106,945)	$145,382
Interest expense	—	—	—	—	63,927	63,927
Other income, net	—	—	—	—	(3,517)	(3,517)
Income (loss) before income taxes	$179,522	$51,063	$21,742	$252,327	$(167,355)	$84,972

Capital expenditures	$4,144	$2,593	$13	$6,750	$18,318	$25,068
(1). Other primarily includes selling, general and administrative expenses of $83.5 million and amortization of intangible assets of $19.8 million.

Years Ended December 31,	Service Centers	Innovative Pumping Solutions	Supply Chain Services	Total	Corporate	Total
2023
Sales	$1,214,602	$203,630	$260,368	$1,678,600	$—	$1,678,600
Operating expenses	1,032,264	167,333	238,774	1,438,371	—	1,438,371
Other expenses
Depreciation	2,729	3,687	27	6,443	1,980	8,423
Amortization of finance lease assets	3,026	214	45	3,285	166	3,451
Other(1)	—	—	—	—	89,633	89,633
Income (loss) from operations	$176,583	$32,396	$21,522	$230,501	$(91,779)	$138,722
Interest expense	—	—	—	—	53,146	53,146
Other income, net	—	—	—	$—	(1,355)	$(1,355)
Income (loss) before income taxes	$176,583	$32,396	$21,522	$230,501	$(143,570)	$86,931

Capital expenditures	$6,277	$1,965	$—	$8,242	$4,021	$12,263
(1). Other primarily includes selling, general and administrative expenses of $71.4 million and amortization of intangible assets of $18.2 million.

	Years Ended December 31,
	2025	2024
Service Centers	$820,289	$744,966
Innovative Pumping Solutions	383,201	307,818
Supply Chain Services	95,045	85,823
Total Reportable Segments Assets	$1,298,535	$1,138,607
Corporate	386,620	210,887
Total Assets	$1,685,155	$1,349,494

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

The Company incurred approximately $2.3 million, $1.9 million, and $1.8 million in lease expenses to entities controlled by the Company’s Chief Executive Officer and family for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 22 - SUBSEQUENT EVENTS

On January 1, 2026, the Company completed the acquisition of PREMIERflow, LLC. The acquisition was funded with cash on the balance sheet.

On January 1, 2026, the Company completed the acquisition of Mid Atlantic Storage Systems Inc. The acquisition was funded with cash on the balance sheet.

On February 1, 2026, the Company completed the acquisition of Ambiente H2O Inc. The acquisition was funded with cash on the balance sheet.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), which have been designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

We have excluded seven entities from our assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company through six purchase business combinations during 2025. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total sales excluded from our assessment of internal control over financial reporting of approximately 2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 as stated in their report which appears in Item 8 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Shareholders that we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates (the “Proxy Statement”) and is hereby incorporated by reference thereto.

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

10.17
Increase Agreement, dated July 1, 2025, to the Amended and Restated Loan and Security Agreement, dated as of July 19, 2022, among the Company, certain of the Company’s US subsidiaries, a borrowers, certain of the Company’s Canadian Subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 251111887) filed with the Commission on July 1, 2025).

10.18
Amendment No. 3 and Joinder Agreement to Term Loan and Security Agreement, dated as of October 13, 2023, among the Company, certain subsidiaries of the Company, as guarantors, the incremental lenders party thereto and Goldman Sachs Bank USA, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 241361294) filed with the Commission on October 9, 2024).

10.19
Amendment No. 4 and Joinder Agreement to Term Loan and Security Agreement, dated as of October 13, 2023, among the Company, certain subsidiaries of the Company, as guarantors, the incremental lenders party thereto and Goldman Sachs Bank USA, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21513; 221592884) filed with the Commission on December 22, 2025).

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

*101
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.

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

Dated: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/David R. Little	Chairman of the Board, President
David R. Little	Chief Executive Officer and Director	February 26, 2026
(Principal Executive Officer)

/s/Kent Yee	Senior Vice President Corporate Development	February 26, 2026
Kent Yee	Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

/s/David Molero Santos	Vice President and Chief Accounting Officer	February 26, 2026
David Molero Santos	(Principal Accounting Officer)

/s/Timothy P. Halter	Director	February 26, 2026
Timothy P. Halter

/s/David Patton	Director	February 26, 2026
David Patton

/s/Joseph Mannes	Director	February 26, 2026
Joseph Mannes

/s/Karen Hoffman Morris	Director	February 26, 2026
Karen Hoffman Morris