Form 10-Q
period 2026-03-31
DXP ENTERPRISES INC
filed 2026-05-07
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of May 3, 2026: 15,505,312.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2026	2025

Sales	$521,658	$476,569
Cost of sales	353,052	326,304
Gross profit	168,606	150,265
Selling, general and administrative expenses	126,132	109,750
Income from operations	42,474	40,515
Interest expense	16,443	14,660
Other income, net (Note 15)	(594)	(1,318)
Income before income taxes	26,625	27,173
Provision for income taxes (Note 7)	6,647	6,584
Net income	19,978	20,589
Preferred stock dividend	23	23
Net income attributable to common shareholders	$19,955	$20,566

Net income	$19,978	$20,589
Foreign currency translation adjustments	(1,464)	86
Comprehensive income	$18,514	$20,675

Earnings per share (Note 9):
Basic	$1.28	$1.31
Diluted	$1.22	$1.25

Weighted average common shares outstanding:
Basic	15,531	15,698
Diluted	16,371	16,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$213,381	$303,783
Accounts receivable, net of allowance of $4,299 and $3,995, respectively	420,246	397,502
Inventories	117,991	108,144
Costs and estimated profits in excess of billings	58,971	53,855
Prepaid expenses and other current assets	40,064	47,033
Total current assets	850,653	910,317
Property and equipment, net	117,361	114,822
Goodwill	550,758	494,561
Other intangible assets, net	122,818	81,351
Operating lease right of use assets, net	74,180	74,709
Other long-term assets	9,012	9,395
Total assets	$1,724,782	$1,685,155

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$8,580	$8,580
Trade accounts payable	122,997	116,765
Accrued wages and benefits	45,411	51,180
Customer advances	13,110	15,460
Billings in excess of costs and estimated profits	25,325	15,689
Short-term operating lease liabilities	19,398	19,038
Other current liabilities	50,875	45,769
Total current liabilities	285,696	272,481
Long-term debt, net of unamortized debt issuance costs and discounts	817,360	818,476
Long-term operating lease liabilities	56,675	57,509
Other long-term liabilities	52,854	38,250
Total long-term liabilities	926,889	914,235
Total liabilities	1,212,585	1,186,716
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,395,996 issued and 15,505,939 outstanding at March 31, 2026 and 20,403,647 issued and 15,513,590 outstanding at December 31, 2025	204	204
Additional paid-in capital	215,948	220,681
Retained earnings	498,212	478,257
Accumulated other comprehensive loss	(32,071)	(30,607)
Treasury stock, at cost 4,890,057 and 4,890,057 shares, respectively	(170,112)	(170,112)
Total DXP Enterprises, Inc. equity	512,197	498,439
Total liabilities and equity	$1,724,782	$1,685,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,978	$20,589
Reconciliation of net income to net cash provided by operating activities:
Depreciation	2,946	2,316
Amortization of intangibles and finance lease assets	9,105	6,818
Amortization of debt issuance costs	1,129	965
Loss (gain) on sale of property and equipment	455	(325)
Provision for (recovery of) credit losses	279	(1,322)
Fair value adjustment on contingent consideration	239	183
Restricted stock compensation expense	1,802	1,317
Deferred income taxes	2,945	3,943
Other non-cash items	(2,140)	(6,100)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(2,775)	(13,202)
Costs and estimated profits in excess of billings	(1,096)	2,893
Inventories	(7,654)	(3,525)
Prepaid expenses and other assets	4,991	(2,369)
Trade accounts payable	904	6,505
Accrued expenses	(7,864)	(3,569)
Billings in excess of costs and estimated profits	3,531	6,764
Income taxes	2,794	(18,908)
Net cash provided by operating activities	$29,569	$2,973
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,294)	(19,914)
Proceeds from the sale of property and equipment	9	2,699
Acquisition of businesses, net of cash acquired	(102,702)	(12,850)
Net cash used in investing activities	$(105,987)	$(30,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(2,120)	(1,624)
Debt issuance costs	(125)	(125)
Payment for acquisition contingent consideration liability	(2,250)	(3,820)
Preferred stock dividends paid	(23)	(23)
Payment for employee taxes withheld from stock awards	(6,535)	(126)
Principal payments on finance leases	(2,063)	(1,365)
Net cash used in financing activities	$(13,116)	$(7,083)
Effect of foreign currency on cash	(868)	47
Net change in cash and restricted cash	(90,402)	(34,128)
Cash and restricted cash at beginning of period	303,783	148,411
Cash and restricted cash at end of period	$213,381	$114,283

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2025	$1	$15	$204	$220,681	$478,257	$(30,607)	$(170,112)	$498,439
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,802	—	—	—	1,802
Tax related items for share based awards	—	—	—	(6,535)	—	—	—	(6,535)
Currency translation adjustment	—	—	—	—	—	(1,464)	—	(1,464)
Net income	—	—	—	—	19,978	—	—	19,978
Balance at March 31, 2026	$1	$15	$204	$215,948	$498,212	$(32,071)	$(170,112)	$512,197

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2024	$1	$15	$204	$219,511	$389,670	$(33,610)	$(153,003)	$422,788
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,317	—	—	—	1,317
Tax related items for share based awards	—	—	—	(126)	—	—	—	(126)
Currency translation adjustment	—	—	—	—	—	86	—	86
Excise tax on share repurchases	—	—	—	—	—	—	28	28
Net income	—	—	—	—	20,589	—	—	20,589
Balance at March 31, 2025	$1	$15	$204	$220,702	$410,236	$(33,524)	$(152,975)	$444,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DXP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," the "Company," "us," "we," or "our") was incorporated in Texas on July 26, 1996. The Company and its subsidiaries are engaged in the business of distributing maintenance, repair and operating ("MRO") products, and service to customers serving a variety of end markets. Additionally, the Company provides integrated, custom pump skid packages, pump remanufacturing and manufactures branded private label pumps to energy and industrial customers. The Company is organized into three business segments: Service Centers ("SC"), Innovative Pumping Solutions ("IPS"), and Supply Chain Services ("SCS"). See Note 11 - Segment Reporting for discussion of the business segments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). For interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") not all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP are required. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025 that are included in our annual report on Form 10-K filed with the SEC on February 26, 2026 (“Annual Report”).

At times, certain reclassifications may be made to the prior year’s unaudited condensed consolidated financial statements to conform to the current year's presentation. Such reclassifications do not have a material effect on our unaudited condensed consolidated statements of operations and comprehensive income, balance sheets, cash flows or equity.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. We have elected to apply the practical expedient. There was no material impact to our unaudited condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU would result in additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

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

As of March 31, 2026, there was $29.1 million in other current and other long-term liabilities for contingent consideration.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the three months ended March 31, 2026 (in thousands):

Contingent Consideration
Balance at December 31, 2025	$13,775
Acquisitions and settlements:
Acquisitions (Note 12)	17,342
Settlements	(2,250)
Total remeasurement adjustments:
Changes in fair value recorded in other expense (income), net	239
Balance at March 31, 2026	$29,106

*Amounts included in other current liabilities were $13.1 million and $9.4 million for the periods ending March 31, 2026 and December 31, 2025, respectively. Amounts included in other long-term liabilities were $16.0 million and $4.4 million for the periods ending March 31, 2026 and December 31, 2025, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 8.0 percent. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of March 31, 2026, the maximum amount of contingent consideration payable under these arrangements is $32.5 million over three years.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at March 31, 2026 and December 31, 2025 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments.

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

The carrying values of inventories are as follows (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$106,746	$98,089
Work in process	11,245	10,055
Inventories	$117,991	$108,144

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	March 31, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$232,496	$147,866
Estimated profits, thereon	112,709	71,260
Total costs and estimated profits on uncompleted contracts	345,205	219,126
Less: billings to date	311,559	180,960
Net	$33,646	$38,166

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for March 31, 2026 and December 31, 2025 under the following captions (in thousands):

	March 31, 2026	December 31, 2025
Costs and estimated profits in excess of billings	$58,971	$53,855
Billings in excess of costs and estimated profits	(25,325)	(15,689)
Net	$33,646	$38,166

During the three months ended March 31, 2026 and 2025, $0.8 million and $5.1 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

The following table presents provision for income taxes (in thousands, except for effective tax rate):

	Three Months Ended March 31,
	2026	2025
Income before provision for income taxes	$26,625	$27,173
Provision for income taxes	6,647	6,584
Effective tax rate	25.0%	24.2%

We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. The effective tax rate increased slightly, primarily due to discrete items, including a decrease in tax benefits related to stock-based compensation vested during the period, net of amounts limited by Section 162(m), a lower benefit from research and development tax credits, and an increase in non-deductible expenses.

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

The Organization of Economic Cooperation and Development (“OECD”) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of March 31, 2026, DXP anticipates the impact of Pillar Two to be immaterial to the Company based on current legislation that has been enacted to date.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
ABL Revolver	$—	$—
Senior Secured Term Loan B due October 13, 2030(1)	843,765	845,885
Promissory Note due November 1, 2029	900	900
Total debt	844,665	846,785
Less: current maturities	(8,580)	(8,580)
Total long-term debt	$836,085	$838,205
Unamortized discount and debt issuance costs	18,725	19,729
Long-term debt, net of unamortized discount and debt issuance costs	$817,360	$818,476
(1) The fair value of the Amended Term Loan B due October 13, 2030 using level 2 input values was $849.0 million and $854.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026 there was $843.8 million outstanding under the Senior Secured Term Loan B.

Interest rate

Quarterly interest payments accrue on outstanding borrowings under the Senior Secured Term Loan B at a rate equal to Term SOFR (with a floor of 1.00%) plus 3.25%, or base rate plus 2.25%. The Senior Secured Term Loan B is guaranteed by each of the Company’s direct and indirect material wholly owned subsidiaries, other than any of the Company’s Canadian subsidiaries and certain other excluded subsidiaries.

The interest rate for the Senior Secured Term Loan B was 6.92 percent and 7.17 percent as of March 31, 2026 and December 31, 2025, respectively.

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

Restrictive Covenants

The Company’s primary financial covenant under the Senior Secured Term Loan B is a Secured Leverage Ratio. The Senior Secured Term Loan B Agreement requires that the Company’s Secured Leverage Ratio as of March 31, 2026 to be less than 5.75 to 1.00.

As of March 31, 2026, the Company’s Secured Leverage Ratio was 2.59 to 1.00.

ABL Revolver:

On July 1, 2025, the Company entered into an Increase Agreement (the “Increase Agreement”) to which the aggregate commitments under the Company's existing asset-based revolving credit facility (the "ABL Facility") were increased by $50 million. Following the effectiveness of the Increase Agreement, the total commitments under the ABL Facility increased from $135.0 million to $185.0 million. Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to Secured Overnight Financing Rate (“SOFR”) or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.25 percent to 1.75 percent per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25 percent to 0.75 percent per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25 percent to 0.375 percent per annum. At March 31, 2026 the unused line fee was 0.375 percent and there were no amounts outstanding under the ABL Revolver.

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

Excess Availability

The borrowing availability under our credit facility was $153.3 million and $153.5 million at March 31, 2026 and December 31, 2025, respectively.

Interest rate

The interest rate for the ABL Revolver was 7.00 percent and 7.00 percent as of March 31, 2026 and December 31, 2025, respectively.

Financial Covenant

The Company's principal financial covenant under the ABL Credit Agreement include a Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio to be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of March 31, 2026, the Company's Fixed Charge Coverage Ratio was 2.54 to 1.00.

The Company was in compliance with all financial covenants as of March 31, 2026.

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

Maturities of Debt

As of March 31, 2026, the maturities of long-term debt for the next five years were as follows (in thousands):

Amount
2026	$6,460
2027	8,580
2028	8,580
2029	9,080
2030	811,965
Total	$844,665

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Weighted average shares outstanding	15,531	15,698
Net income attributable to DXP Enterprises, Inc.	$19,978	$20,589
Convertible preferred stock dividend	23	23
Net income attributable to common shareholders	$19,955	$20,566
Per share amount	$1.28	$1.31

Diluted earnings per share:
Weighted average shares outstanding	15,531	15,698
Assumed conversion of convertible preferred stock	840	840
Total dilutive shares	16,371	16,538
Net income attributable to common shareholders	$19,955	$20,566
Convertible preferred stock dividend	23	23
Net income attributable to DXP Enterprises, Inc.	$19,978	$20,589
Per share amount	$1.22	$1.25

As of March 31, 2026 and 2025, the weighted average of the unvested restricted stock awards were 219,904 and 302,647 shares, respectively. The preferred stock is convertible into 840,000 shares of common stock.

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

As a part of the Company's annual business planning, the CODM reviews our reportable segment composition and financial performance. As of March 31, 2026, there was no change to our reportable segment composition.

The following table sets forth financial information related to the Company's segments (in thousands):

Three Months Ended March 31, 2026	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$337,976	$118,660	$65,022	$521,658	$—	$521,658
Operating expenses	285,714	95,794	58,529	440,037	—	440,037
Other expenses
Depreciation	1,027	872	7	1,906	1,040	2,946
Amortization of finance lease assets	1,560	322	72	1,954	134	2,088
Other(1)	—	—	—	—	34,113	34,113
Operating income (loss)	$49,675	$21,672	$6,414	$77,761	$(35,287)	$42,474
Interest expense	—	—	—	—	16,443	16,443
Other income, net	—	—	—	—	(594)	(594)
Income (loss) before income taxes	$49,675	$21,672	$6,414	$77,761	$(51,136)	$26,625

Capital expenditures	1,721	$651	$—	2,372	$922	$3,294
(1). Other primarily includes selling, general and administrative expenses of $27.1 million and amortization of intangible assets of $7.0 million.

Three Months Ended March 31, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$327,075	$86,182	$63,312	$476,569	$—	$476,569
Operating expenses	277,956	71,789	57,699	407,444	—	407,444
Other expenses
Depreciation	937	795	8	1,740	576	2,316
Amortization of finance lease assets	1,137	192	41	1,370	93	1,463
Other(1)	—	—	—	—	24,831	24,831
Operating income (loss)	$47,045	$13,406	$5,564	$66,015	$(25,500)	$40,515
Interest expense	—	—	—	—	14,660	14,660
Other income, net	—	—	—	—	(1,318)	(1,318)
Income (loss) before income taxes	$47,045	$13,406	$5,564	$66,015	$(38,842)	$27,173

Capital expenditures	$2,037	$574	$—	$2,611	$17,303	$19,914
(1). Other primarily includes selling, general and administrative expenses of $19.4 million and amortization of intangible assets of $5.4 million.

The following table sets forth total assets related to the Company's segments (in thousands):

	March 31, 2026	December 31, 2025
Service Centers	$832,375	$820,289
Innovative Pumping Solutions	516,902	383,201
Supply Chain Services	101,627	95,045
Total Reportable Segments Assets	$1,450,904	$1,298,535
Corporate	273,878	386,620
Total Assets	$1,724,782	$1,685,155

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

During the first quarter of 2026, the Company acquired three businesses for a total of $126.3 million. The Company acquired these businesses to expand its platforms and to maintain its leading position as the largest distributor of rotating equipment in North America.

A summary of the preliminary allocation of the total purchase consideration of our business acquisition during the three months ended March 31, 2026 is presented as follows (in thousands):

	Acquisition 1	All Other	Total

Cash payments	$86,959	$21,982	$108,941
Contingent consideration	13,843	3,499	17,342
Total purchase price consideration	$100,802	$25,481	$126,283
Tangible assets acquired	29,368	8,528	37,896
Intangible assets acquired	43,361	5,123	48,484
Total assets acquired	$72,729	$13,651	$86,380
Total liabilities assumed	(14,313)	(2,070)	(16,383)
Net assets acquired	58,416	11,581	69,997
Goodwill	$42,386	$13,900	$56,286

The total purchase consideration related to our acquisitions for the three months ended March 31, 2026 consisted primarily of cash consideration. The total cash and cash equivalents acquired for these acquisitions was $6.2 million. Transaction-related costs for acquisitions consummated during the period and included within selling, general, and administrative expenses in the consolidated statements of operations was $0.8 million as of March 31, 2026.

The goodwill total of approximately $56.3 million for the three months ended March 31, 2026 assigned to our IPS segment was primarily attributable to expected synergies and the assembled workforce of the entities. The total amount of goodwill expected to be deductible for tax purposes is $52.5 million.

The acquisitions' operating results are included within the Company's consolidated statements of operations from the date of acquisition, which were not material for the three months ended March 31, 2026. Pro forma results of operations information have not been presented, as the effects of the acquisitions were not material to our financial results.

Of the $48.5 million of acquired intangible assets, $0.3 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, $29.7 million was assigned to customer relationships and will be amortized over a period of 8 years, $6.9 million was assigned to trade names and will be amortized over a period of 10 years, and $11.6 million was assigned to dealer relationships and will be amortized over a period of 9 years.

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

There were no shares repurchased under the new Share Repurchase Program for the three months ended March 31, 2026 and 2025, respectively.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,950	$13,695
Cash paid for income taxes	653	20,334

Non-cash investing and financing activities:
Treasury shares repurchase accruals	$—	$(28)

NOTE 15 - OTHER INCOME AND EXPENSES

The components of other (income) expense were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest income	$(1,258)	$(1,032)
Change in fair value of contingent consideration	239	183
Other, net	425	(469)
Total	$(594)	$(1,318)

NOTE 16 - REVENUE

The Company disaggregates revenue based upon our geography and our reportable segments - Service Centers, Innovative Pumping Solutions and Supply Chain Services. Each of our geographic and reportable business segments are impacted and influenced by varying factors, including the macroeconomic environment, maintenance and capital spending and commodity prices and exploration and production activity. As such, we believe this information is important in depicting the nature, timing and uncertainty of our contracts with customers. The following Geographical Information and Note 11 - Segment Reporting presents our disaggregated revenues.

Geographical Information
Revenues are presented in geographic area based on location of the facility shipping products or providing services.

The Company’s revenues by geographical location are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues
United States	$505,388	$457,240
Canada	15,956	18,988
Other	314	341
Total	$521,658	$476,569

Recent Acquisitions
We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. "Acquisition Sales" are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.
The following tables sets forth the disaggregation of sales associated with Acquisition and Organic sales for the three months ended March 31, 2026 and 2025 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Three Months Ended March 31, 2026
Service Centers	$337,976	$5,711	$332,265
Innovative Pumping Solutions	118,660	35,034	83,626
Supply Chain Services	65,022	—	65,022
Total Sales	$521,658	$40,745	$480,913

Three Months Ended March 31, 2025
Service Centers	$327,075	$17,941	$309,134
Innovative Pumping Solutions	86,182	13,171	73,011
Supply Chain Services	63,312	—	63,312
Total Sales	$476,569	$31,112	$445,457

$ Change
Service Centers	$10,901	$(12,230)	$23,131
Innovative Pumping Solutions	32,478	21,863	10,615
Supply Chain Services	1,710	—	1,710
Total $ Change	$45,089	$9,633	$35,456

% Change
Service Centers	3.3%	(68.2)%	7.5%
Innovative Pumping Solutions	37.7%	166.0%	14.5%
Supply Chain Services	2.7%	N/A	2.7%
Total % Change	9.5%	31.0%	8.0%

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the three months ended March 31, 2026 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include without limitation those about the Company’s expectations regarding the Company’s business, the Company’s future profitability, cash flow, liquidity, and growth. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "might", "estimates", "will", "should", "could", "would", "suspect", "potential", "current", "achieve", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and actual results may vary materially from those discussed in the forward-looking statements or historical performance as a result of various factors. These factors include, but are not limited to, the effectiveness of management's strategies and decisions; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operations; other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service; decreases in oil and natural gas industry capital expenditure levels, which may result from decreased oil and natural gas prices or other factors; our ability to manage changes and the continued health or availability of management personnel; and our ability to obtain financing on favorable terms or amend our credit facilities, as needed. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2026. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the "Company", "DXP", "we" or "our" shall mean DXP Enterprises, Inc., a Texas corporation, together with its subsidiaries.

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

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2025 Form 10-K.

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. For the three months ended March 31, 2026, we had approximately $456.6 million in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 10.5 percent compared to the three months ended March 31, 2025. Our performance has been strengthened by our ability to maintain strong margins despite price increases from vendors and suppliers. During the three months ended March 31, 2026, $5.7 million in sales in our Service Centers (SC) segment and $35.0 million in sales in our Innovative Pumping Solutions (IPS) segment were associated with acquisition sales.

Supply Chain Services Segment

For the three months ended March 31, 2026, we had approximately $65.0 million in sales in our Supply Chain Services (SCS) segment, an increase of approximately 2.7 percent compared to the three months ended March 31, 2025.

Matters Affecting Comparability

Our results of operations are not directly comparable on a year-over-year basis due to various prior acquisitions and the varying size and number of acquisitions in any comparable period. Accordingly, the results of acquisitions are included subsequent to their respective acquisition dates and the Company provides detail around Organic and Acquisition Sales as defined in our Key Business Metrics. During the three months ended March 31, 2026, acquisition sales were $40.7 million compared to $31.1 million for the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Sales by Business Segment
Service Centers	$337,976	$327,075
Innovative Pumping Solutions	118,660	86,182
Supply Chain Services	65,022	63,312
Total DXP Sales	$521,658	$476,569
Acquisition Sales	$40,745	$31,112
Organic Sales	$480,913	$445,457

Business Days	63	63
Sales per Business Day	$8,280	$7,565
Organic Sales per Business Day	$7,634	$7,071

Gross Profit	$168,606	$150,265
Gross Profit Margin	32.3%	31.5%
Income from Operations	$42,474	$40,515
Income from Operations Margin	8.1%	8.5%
Net Income	$19,978	$20,589
Net Income Margin	3.8%	4.3%
EBITDA	$55,119	$50,967
EBITDA Margin	10.6%	10.7%
Adjusted EBITDA	$57,812	$52,519
Adjusted EBITDA Margin	11.1%	11.0%
Net cash provided by operating activities	$29,569	$2,973
Free Cash Flow	$26,275	$(16,941)

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

EBITDA and Adjusted EBITDA

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization plus stock-based compensation expense and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

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

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	%	2025	%
Sales	$521,658	100.0%	$476,569	100.0%
Cost of sales	353,052	67.7%	326,304	68.5%
Gross profit	168,606	32.3%	150,265	31.5%
Selling, general and administrative expenses	126,132	24.2%	109,750	23.0%
Income from operations	42,474	8.1%	40,515	8.5%
Interest expense	16,443	3.2%	14,660	3.1%
Other (income) expense, net	(594)	(0.1)%	(1,318)	(0.3)%
Income before income taxes	26,625	5.1%	27,173	5.7%
Provision for income tax expense	6,647	1.3%	6,584	1.4%
Net income	$19,978	3.8%	$20,589	4.3%

Earnings per share:
Basic	$1.28		$1.31
Diluted	$1.22		$1.25

The following tables sets forth the disaggregation of revenue from sales associated with acquisitions for the three months ended March 31, 2026 and 2025 (in thousands) :

	Sales	Acquisition Sales	Organic Sales
Three Months Ended March 31, 2026

Service Centers	$337,976	$5,711	$332,265
Innovative Pumping Solutions	118,660	35,034	83,626
Supply Chain Services	65,022	—	65,022
Total Sales	$521,658	$40,745	$480,913

Three Months Ended March 31, 2025

Service Centers	$327,075	$17,941	$309,134
Innovative Pumping Solutions	86,182	13,171	73,011
Supply Chain Services	63,312	—	63,312
Total Sales	$476,569	$31,112	$445,457

$ Change
Service Centers	$10,901	$(12,230)	$23,131
Innovative Pumping Solutions	32,478	21,863	10,615
Supply Chain Services	1,710	—	1,710
Total $ Change	$45,089	$9,633	$35,456

% Change
Service Centers	3.3%	(68.2)%	7.5%
Innovative Pumping Solutions	37.7%	166.0%	14.5%
Supply Chain Services	2.7%	N/A	2.7%
Total % Change	9.5%	31.0%	8.0%

SALES. Sales for the three months ended March 31, 2026 increased $45.1 million, or 9.5 percent, to approximately $521.7 million from $476.6 million for the prior year's corresponding period, of which recent acquisitions contributed $40.7 million. Additionally, the overall increase in sales was the result of an increase in sales in our SC, IPS, and SCS segments of $10.9 million, $32.5 million, and $1.7 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

Service Centers segment. Sales for the SC segment increased $10.9 million, or 3.3 percent, for the three months ended March 31, 2026, compared to the prior year's corresponding period. Excluding the impact of recent acquisitions, sales grew $23.1 million, this sales increase was the result of increases within our Ohio River Valley, California, South East, and Rockies regions as well as our metal working division totaling $24.7 million due to an increase in shipped product revenue during the period, offset by decreases in sales within our South West region of $4.1 million. Sales from recent acquisitions contributed $5.7 million during the period compared to $17.9 million for the three months ended March 31, 2025.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $32.5 million, or 37.7 percent, for the three months ended March 31, 2026, compared to the prior year's corresponding period. This sales increase was the result of increases within our water and wastewater division and increased production contracts totaling $10.6 million. Sales from recent acquisitions contributed $35.0 million during the period as compared to $13.2 million for the three months ended March 31, 2025.

Supply Chain Services segment. Sales for the SCS segment increased by $1.7 million, or 2.7 percent, for the three months ended March 31, 2026, compared to the prior year's corresponding period. This was primarily due to the onboarding of new customers and their related facilities, partially offset by decreased activity with existing customers.

GROSS PROFIT. Gross profit margin for the three months ended March 31, 2026 was 32.3 percent compared to 31.5 percent for the prior year's corresponding period. The gross profit margin for the three months ended March 31, 2026 was positively impacted by 79 basis points due to recent acquisitions and continuing margin expansion efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended March 31, 2026 increased by $16.4 million, or 14.9 percent, to $126.1 million from $109.8 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent and professional fees.

OPERATING INCOME. Operating income for the first quarter of 2026 increased by $2.0 million to $42.5 million, from $40.5 million in the prior year's corresponding period. This increase in operating income was primarily driven by increases in our SC segment.

INTEREST EXPENSE. Interest expense for the first quarter of 2026 increased $1.8 million compared to the prior year's corresponding period. This increase was primarily due to the Company refinancing its Term Loan B during the fourth quarter of 2025.

INCOME TAXES. Our effective tax rate for continuing operations was 25.0 percent for the three months ended March 31, 2026, compared to 24.2 percent for the three months ended March 31, 2025. Compared to the U.S. statutory rate for the three months ended March 31, 2025, the effective tax rate increased slightly, primarily due to discrete items, including a decrease in tax benefits related to stock-based compensation vested during the period, net of amounts limited by Section 162(m), a lower benefit from research and development tax credits, and an increase in non-deductible expenses.

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

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales by Business Segment
Service Centers	$337,976	$327,075
Innovative Pumping Solutions	118,660	86,182
Supply Chain Services	65,022	63,312
Total DXP Sales	$521,658	$476,569
Acquisition Sales	$40,745	$31,112
Organic Sales	$480,913	$445,457

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define and calculate EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization. We define and calculate Adjusted EBITDA as Net income attributable to DXP Enterprises, Inc., plus interest, taxes, depreciation, and amortization plus stock-based compensation expense and all other non-cash charges, adjustments, and non-recurring items. We identify the impact of all other non-cash charges, adjustments and non-recurring items because we believe these items do not directly reflect our underlying operations.

We define and calculate EBITDA Margin as EBITDA divided by sales. We define and calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to DXP Enterprises, Inc.	$19,978	$20,589
Plus: Interest expense	16,443	14,660
Plus: Provision for income tax expense	6,647	6,584
Plus: Depreciation and amortization	12,051	9,134
EBITDA	$55,119	$50,967
Plus: stock compensation expense	1,802	1,317
Plus: other non-recurring items(1)	891	235
Adjusted EBITDA	$57,812	$52,519

Operating Income Margin	8.1%	8.5%
Net Income Margin	3.8%	4.3%
EBITDA Margin	10.6%	10.7%
Adjusted EBITDA Margin	11.1%	11.0%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$29,569	$2,973
Less: purchases of property and equipment	(3,294)	(19,914)
Free Cash Flow	$26,275	$(16,941)

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

Cash

As of March 31, 2026, we had available cash of $213.4 million and credit facility availability of $153.3 million. We have a $185.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $31.7 million. We had no borrowings outstanding on our ABL Revolver as of March 31, 2026.

Cash Flows

The following table summarizes our net cash flows provided by and used in operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net Cash Provided by (Used in):
Operating Activities	$29,569	$2,973
Investing Activities	(105,987)	(30,065)
Financing Activities	(13,116)	(7,083)
Effect of Foreign Currency	(868)	47
Net Change in Cash	$(90,402)	$(34,128)

Operating Activities

The Company generated $29.6 million of cash from operating activities during the three months ended March 31, 2026 compared to $3.0 million of cash generated during the prior year's corresponding period. The increase of $26.6 million was primarily due to income tax payments in 2025 compared to 2026.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $106.0 million compared to a $30.1 million use of cash during the prior year’s corresponding period. This $75.9 million increase was primarily driven by increased acquisition activity during the three months ended March 31, 2026. Total consideration, was $102.7 million compared to $12.9 million for the three months ended March 31, 2025.

Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $13.1 million, compared to net cash used in financing activities of $7.1 million during the prior year’s corresponding period. The decrease was primarily due to the timing of shares withheld for taxes relating to shares vesting compared to prior corresponding period.

We believe the Company has adequate funding to support its working capital needs within the business.

Debt

At March 31, 2026, our total outstanding debt was $844.7 million, or 62.3 percent of total capitalization (total debt plus shareholders' equity) of $1.4 billion. $843.8 million of this outstanding debt bears interest at various floating rates. For a further discussion of the Company's debt refer to Note 8. Long-Term Debt.

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

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows (in thousands):

	March 31, 2026	December 31, 2025
Total borrowing capacity	$185,000	$185,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	31,731	31,472
Total amount available	$153,269	$153,528

At March 31, 2026, the Company had $366.7 million of liquidity including $213.4 million in cash and $153.3 million in availability under the ABL Revolver.

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

The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$29,569	$2,973
Less: purchases of property and equipment	(3,294)	(19,914)
Free Cash Flow	$26,275	$(16,941)

Uses of Liquidity

Internally generated cash flows are the primary source of working capital and growth initiatives, including acquisitions and growth capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases, when appropriate.

Working Capital

We monitor net working capital, which excludes cash and restricted cash, short-term debt obligations, and short-term operating leases. Net working capital as of March 31, 2026 was $379.6 million, an increase of $17.9 million compared to $361.7 million as of December 31, 2025. The increase was primarily due to sustained sales growth and acquisitions.

Acquisitions

For a discussion of the Company’s acquisitions refer to Note 12. Business Acquisitions. During March 31, 2026 and 2025, the Company invested $102.7 million and $12.9 million, respectively, in acquisitions.

Capital Expenditures

The Company's capital expenditures was $3.3 million and $19.9 million for the three months ended March 31, 2026 and 2025 respectively. This includes continued facility upgrades and enhancements, tools and equipment, and enhancements across the Company.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's unaudited condensed financial statements are prepared in accordance with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the SEC on February 26, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Recently Issued Accounting Pronouncements to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, 'Quantitative and Qualitative Disclosures About Market Risk' of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act identified in the evaluation for the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factors noted above, there have been no other changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year end December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended March 31, 2026.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the first quarter of fiscal year 2026 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2026	—	$—	—	$68,006
February 1 – February 28, 2026	1,240	136.50	—	68,006
March 1 – March 31, 2026	45,883	139.53	—	68,006
Total	47,123	$139.45	—	$68,006

(1) There were 47,123 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended March 31, 2026.

(2) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. As of March 31, 2026, approximately $68.0 million worth of, or approximately 2.3 million, shares remained available under the $85.0 million Share Repurchase Program.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in XBRL.

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

Dated: May 7, 2026