Form 10-Q
period 2026-06-30
DXP ENTERPRISES INC
filed 2026-08-06
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of August 3, 2026: 15,517,148.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Sales	$576,461	$498,682	$1,098,119	$975,251
Cost of sales	393,394	340,869	746,446	667,173
Gross profit	183,067	157,813	351,673	308,078
Selling, general and administrative expenses	127,574	111,827	253,706	221,577
Income from operations	55,493	45,986	97,967	86,501
Interest expense	16,831	14,744	33,274	29,404
Other income, net (Note 15)	(1,059)	(354)	(1,653)	(1,672)
Income before income taxes	39,721	31,596	66,346	58,769
Provision for income taxes (Note 7)	11,013	7,984	17,660	14,568
Net income	28,708	23,612	48,686	44,201
Preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$28,686	$23,590	$48,641	$44,156

Net income	$28,708	$23,612	$48,686	$44,201
Foreign currency translation adjustments	(1,491)	2,563	(2,955)	2,649
Comprehensive income	$27,217	$26,175	$45,731	$46,850

Earnings per share (Note 9):
Basic	$1.85	$1.50	$3.13	$2.81
Diluted	$1.76	$1.43	$2.98	$2.67

Weighted average common shares outstanding:
Basic	15,505	15,694	15,518	15,696
Diluted	16,345	16,534	16,358	16,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$226,618	$303,783
Accounts receivable, net of allowance of $3,999 and $3,995, respectively	439,938	397,502
Inventories	121,394	108,144
Costs and estimated profits in excess of billings	58,958	53,855
Prepaid expenses and other current assets	41,907	47,033
Total current assets	888,815	910,317
Property and equipment, net	120,193	114,822
Goodwill	560,526	494,561
Other intangible assets, net	116,452	81,351
Operating lease right of use assets, net	72,058	74,709
Other long-term assets	11,466	9,395
Total assets	$1,769,510	$1,685,155

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$8,580	$8,580
Trade accounts payable	133,724	116,765
Accrued wages and benefits	50,855	51,180
Customer advances	12,760	15,460
Billings in excess of costs and estimated profits	21,633	15,689
Short-term operating lease liabilities	19,522	19,038
Other current liabilities	49,875	45,769
Total current liabilities	296,949	272,481
Long-term debt, net of unamortized debt issuance costs and discounts	816,365	818,476
Long-term operating lease liabilities	54,534	57,509
Other long-term liabilities	60,921	38,250
Total long-term liabilities	931,820	914,235
Total liabilities	1,228,769	1,186,716
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,395,157 issued and 15,505,100 outstanding at June 30, 2026 and 20,403,647 issued and 15,513,590 outstanding at December 31, 2025	204	204
Additional paid-in capital	217,297	220,681
Retained earnings	526,898	478,257
Accumulated other comprehensive loss	(33,562)	(30,607)
Treasury stock, at cost 4,890,057 and 4,890,057 shares, respectively	(170,112)	(170,112)
Total DXP Enterprises, Inc. equity	540,741	498,439
Total liabilities and equity	$1,769,510	$1,685,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,686	$44,201
Reconciliation of net income to net cash provided by operating activities:
Depreciation	6,004	4,836
Amortization of intangibles and finance lease assets	18,250	13,788
Amortization of debt issuance costs	2,254	1,927
Loss (gain) on sale of property and equipment	237	(332)
Provision for (recovery of) credit losses	69	(1,085)
Payment of contingent consideration liability in excess of acquisition-date fair value	(32)	(333)
Fair value adjustment on contingent consideration	714	728
Restricted stock compensation expense	3,268	2,800
Deferred income taxes	7,100	7,036
Other non-cash items	(6,184)	(4,999)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(20,767)	(15,972)
Costs and estimated profits in excess of billings	(1,126)	(6,443)
Inventories	(10,702)	(4,336)
Prepaid expenses and other assets	(1,449)	(3,250)
Trade accounts payable	10,702	(3,159)
Accrued expenses	474	3,675
Billings in excess of costs and estimated profits	(127)	9,823
Income taxes	4,584	(27,286)
Net cash provided by operating activities	$61,955	$21,619
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,915)	(30,260)
Proceeds from the sale of property and equipment	567	2,715
Acquisition of businesses, net of cash acquired	(112,945)	(13,860)
Net cash used in investing activities	$(118,293)	$(41,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(4,240)	(3,248)
Debt issuance costs	(125)	(125)
Payment for acquisition contingent consideration liability	(3,468)	(5,145)
Preferred stock dividends paid	(45)	(45)
Payment for employee taxes withheld from stock awards	(6,652)	(4,330)
Principal payments on finance leases	(4,444)	(3,701)
Net cash used in financing activities	$(18,974)	$(16,594)
Effect of foreign currency on cash	(1,853)	899
Net change in cash and restricted cash	(77,165)	(35,481)
Cash and restricted cash at beginning of period	303,783	148,411
Cash and restricted cash at end of period	$226,618	$112,930

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2025	$1	$15	$204	$220,681	$478,257	$(30,607)	$(170,112)	$498,439
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,802	—	—	—	1,802
Tax related items for share based awards	—	—	—	(6,535)	—	—	—	(6,535)
Currency translation adjustment	—	—	—	—	—	(1,464)	—	(1,464)
Net income	—	—	—	—	19,978	—	—	19,978
Balance at March 31, 2026	$1	$15	$204	$215,948	$498,212	$(32,071)	$(170,112)	$512,197
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,466	—	—	—	1,466
Tax related items for share based awards	—	—	—	(117)	—	—	—	(117)
Currency translation adjustment	—	—	—	—	—	(1,491)	—	(1,491)
Net income	—	—	—	—	28,708	—	—	28,708
Balance at June 30, 2026	$1	$15	$204	$217,297	$526,898	$(33,562)	$(170,112)	$540,741

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2024	$1	$15	$204	$219,511	$389,670	$(33,610)	$(153,003)	$422,788
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,317	—	—	—	1,317
Tax related items for share based awards	—	—	—	(126)	—	—	—	(126)
Currency translation adjustment	—	—	—	—	—	86	—	86
Excise tax on share repurchases	—	—	—	—	—	—	28	28
Net income	—	—	—	—	20,589	—	—	20,589
Balance at March 31, 2025	$1	$15	$204	$220,702	$410,236	$(33,524)	$(152,975)	$444,659
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,483	—	—	—	1,483
Tax related items for share based awards	—	—	—	(4,203)	—	—	—	(4,203)
Currency translation adjustment	—	—	—	—	—	2,563	—	2,563
Net income	—	—	—	—	23,612	—	—	23,612
Balance at June 30, 2025	$1	$15	$204	$217,982	$433,826	$(30,961)	$(152,975)	$468,092

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Basis of Presentation
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") not all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP are required for interim reporting periods. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025 that are included in our annual report on Form 10-K filed with the SEC on February 26, 2026 (“Annual Report”).

At times, certain reclassifications may be made to the prior year’s unaudited condensed consolidated financial statements to conform to the current year's presentation. Such reclassifications do not have a material effect on our unaudited condensed consolidated statements of operations and comprehensive income, balance sheets, cash flows or equity.

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. We have elected to apply the practical expedient. There was no material impact to our unaudited condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the provisions of this ASU.

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

NOTE 4 - FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include management's assumptions about the likelihood of payment based on the established benchmarks and discount rates. The fair value measurement includes inputs that are Level 3 inputs as they are not observable in the market. Should actual results increase or decrease as compared to the assumptions used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent consideration are measured each reporting period and reflected in our results of operations.

As of June 30, 2026, there was $29.8 million in other current and other long-term liabilities for contingent consideration.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the six months ended June 30, 2026 (in thousands):

Contingent Consideration
Balance at December 31, 2025*	$13,775
Acquisitions and settlements:
Acquisitions (Note 12)	18,837
Settlements	(3,500)
Total remeasurement adjustments:
Changes in fair value recorded in other income, net	714
Balance at June 30, 2026*	$29,826

*Amounts included in other current liabilities were $12.7 million and $9.4 million for the periods ending June 30, 2026 and December 31, 2025, respectively. Amounts included in other long-term liabilities were $17.1 million and $4.4 million for the periods ending June 30, 2026 and December 31, 2025, respectively.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 8.3 percent as of June 30, 2026. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of June 30, 2026, the maximum amount of contingent consideration payable under these arrangements is $33.0 million over three years.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at June 30, 2026 and December 31, 2025 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments.

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

The carrying values of inventories are as follows (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$107,498	$98,089
Work in process	13,896	10,055
Inventories	$121,394	$108,144

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	June 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$248,513	$147,866
Estimated profits, thereon	123,376	71,260
Total costs and estimated profits on uncompleted contracts	371,889	219,126
Less: billings to date	334,564	180,960
Net	$37,325	$38,166

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for June 30, 2026 and December 31, 2025 under the following captions (in thousands):

	June 30, 2026	December 31, 2025
Costs and estimated profits in excess of billings	$58,958	$53,855
Billings in excess of costs and estimated profits	(21,633)	(15,689)
Net	$37,325	$38,166

During the six months ended June 30, 2026 and 2025, $3.2 million and $3.1 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

The following table presents provision for income taxes (in thousands, except for effective tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before provision for income taxes	$39,721	$31,596	$66,346	$58,769
Provision for income taxes	11,013	7,984	17,660	14,568
Effective tax rate	27.7%	25.3%	26.6%	24.8%

We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. The effective tax rate increased primarily due to discrete items, including updates to the tax reserves, which reflect our ongoing assessment of uncertain tax positions, including research and development tax credits for which we believe our position is supportable and intend to dispute any proposed IRS adjustments, a decrease in tax benefits related to stock-based compensation vested during the period, net of amounts limited by Section 162(m), and an increase in non-deductible expenses.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state, and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities.

The Organization of Economic Cooperation and Development (“OECD”) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of June 30, 2026, the impact of Pillar Two is expected to be immaterial to the Company based on current legislation enacted to date.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
ABL Revolver	$—	$—
Senior Secured Term Loan B due October 13, 2030(1)	841,645	845,885
Promissory Note due November 1, 2029	900	900
Total debt	842,545	846,785
Less: current maturities	(8,580)	(8,580)
Total long-term debt	$833,965	$838,205
Unamortized discount and debt issuance costs	17,600	19,729
Long-term debt, net of unamortized discount and debt issuance costs	$816,365	$818,476
(1) The fair value of the Amended Term Loan B due October 13, 2030 using level 2 input values was $846.4 million and $854.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 there was $841.6 million outstanding under the Senior Secured Term Loan B.

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

The interest rate for the Senior Secured Term Loan B was 6.89 percent and 7.17 percent as of June 30, 2026 and December 31, 2025, respectively.

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

Restrictive Covenants

The Company’s primary financial covenant under the Senior Secured Term Loan B is a Secured Leverage Ratio. The Senior Secured Term Loan B Agreement requires that the Company’s Secured Leverage Ratio as of June 30, 2026 to be less than 5.75 to 1.00.

As of June 30, 2026, the Company’s Secured Leverage Ratio was 2.30 to 1.00.

ABL Revolver:

On July 1, 2025, the Company entered into an Increase Agreement (the “Increase Agreement”) to which the aggregate commitments under the Company's existing asset-based revolving credit facility (the "ABL Facility") were increased by $50 million. Following the effectiveness of the Increase Agreement, the total commitments under the ABL Facility increased from $135.0 million to $185.0 million. Subject to the conditions set forth in the ABL Credit Agreement, the ABL Revolver may be increased in increments of $10.0 million up to an aggregate of $50.0 million. The ABL Revolver matures on July 19, 2027. Interest accrues on outstanding borrowings at a rate equal to Secured Overnight Financing Rate (“SOFR”) or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.25 percent to 1.75 percent per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25 percent to 0.75 percent per annum, in each case, based upon the average daily excess availability under the ABL Revolver for the most recently completed calendar quarter. Fees payable on the unused portion of the facility range from 0.25 percent to 0.375 percent per annum. At June 30, 2026 the unused line fee was 0.375 percent and there were no amounts outstanding under the ABL Revolver.

On July 2, 2026, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”). The ABL Credit Agreement provides for asset-based revolving loans (the “ABL Loans”) in an aggregate principal amount of up to $225.0 million. The ABL Credit Agreement amends and restates the Amended and Restated Loan and Security Agreement dated as of July 19, 2022. The ABL Facility will mature on July 2, 2031. For further discussion refer to Note 17. Subsequent Events.

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

Excess Availability

The borrowing availability under our credit facility was $147.9 million and $153.5 million at June 30, 2026 and December 31, 2025, respectively.

Interest rate

The interest rate for the ABL Revolver was 7.00 percent and 7.00 percent as of June 30, 2026 and December 31, 2025, respectively.

Financial Covenant

The Company's principal financial covenant under the ABL Credit Agreement include a Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio to be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of June 30, 2026, the Company's Fixed Charge Coverage Ratio was 2.97 to 1.00.

The Company was in compliance with all financial covenants as of June 30, 2026.

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

Maturities of Debt

As of June 30, 2026, the maturities of long-term debt for the next five years were as follows (in thousands):

Amount
2026	$4,340
2027	8,580
2028	8,580
2029	9,080
2030	811,965
Total	$842,545

Interest Expense:

During the three and six months ended June 30, 2026, the Company incurred total interest expense of $16.8 million and $33.3 million, respectively, of which $15.2 million and $30.2 million is related to interest on the asset-based credit facilities and the term loans. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $1.1 million and $2.3 million for the three and six months ended June 30, 2026, respectively. The remaining $0.4 million and $0.8 million of interest expense is primarily related to interest attributable to finance leases for the three and six months ended June 30, 2026, respectively.

During the three and six months ended June 30, 2025, the Company incurred total interest expense of $14.7 million and $29.4 million, respectively, of which $13.4 million and $26.8 million related to interest on the ABL Facility and the term loans, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $1.0 million and $1.9 million for the three and six months ended June 30, 2025, respectively. The remaining $0.3 million and $0.7 million of interest expense is primarily related to interest attributable to finance leases for the three and six months ended June 30, 2025, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Weighted average shares outstanding	15,505	15,694	15,518	15,696
Net income attributable to DXP Enterprises, Inc.	$28,708	$23,612	$48,686	$44,201
Convertible preferred stock dividend	22	22	45	45
Net income attributable to common shareholders	$28,686	$23,590	$48,641	$44,156
Per share amount	$1.85	$1.50	$3.13	$2.81

Diluted earnings per share:
Weighted average shares outstanding	15,505	15,694	15,518	15,696
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	16,345	16,534	16,358	16,536
Net income attributable to common shareholders	$28,686	$23,590	$48,641	$44,156
Convertible preferred stock dividend	22	22	45	45
Net income attributable to DXP Enterprises, Inc.	$28,708	$23,612	$48,686	$44,201
Per share amount	$1.76	$1.43	$2.98	$2.67

As of June 30, 2026 and 2025, the weighted average of the unvested restricted stock awards were 170,443 and 258,121 shares, respectively. The preferred stock is convertible into 840,000 shares of common stock.

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

The Innovative Pumping Solutions segment fabricates and assembles custom-made engineered solutions including pump packages, re-manufactured pumps, manufacturing of branded private label pumps, and provides products and process lines for the water and wastewater treatment industries.

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

As a part of the Company's annual business planning, the CODM reviews our reportable segment composition and financial performance. As of June 30, 2026, there was no change to our reportable segment composition.

The following table sets forth financial information related to the Company's segments (in thousands):

Three Months Ended June 30, 2026	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$367,898	$142,739	$65,824	$576,461	$—	$576,461
Operating expenses	310,809	114,859	59,242	484,910	—	484,910
Other expenses
Depreciation	1,040	971	7	2,018	1,040	3,058
Amortization of finance lease assets	1,884	248	91	2,223	124	2,347
Other(1)	—	—	—	—	30,653	30,653
Operating income (loss)	$54,165	$26,661	$6,484	$87,310	$(31,817)	$55,493
Interest expense	—	—	—	—	16,831	16,831
Other income, net	—	—	—	—	(1,059)	(1,059)
Income (loss) before income taxes	$54,165	$26,661	$6,484	$87,310	$(47,589)	$39,721

Capital expenditures	$827	$674	$—	$1,501	$1,120	$2,621
(1). Other primarily includes selling, general and administrative expenses of $23.9 million and amortization of intangible assets of $6.8 million.

Three Months Ended June 30, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$339,731	$93,540	$65,411	$498,682	$—	$498,682
Operating expenses	287,875	73,897	60,135	421,907	—	421,907
Other expenses
Depreciation	932	767	8	1,707	812	2,519
Amortization of finance lease assets	753	234	39	1,026	616	1,642
Other(1)	—	—	—	—	26,628	26,628
Operating income (loss)	$50,171	$18,642	$5,229	$74,042	$(28,056)	$45,986
Interest expense	—	—	—	—	14,744	14,744
Other income, net	—	—	—	—	(354)	(354)
Income (loss) before income taxes	$50,171	$18,642	$5,229	$74,042	$(42,446)	$31,596

Capital expenditures	$461	$912	$—	$1,373	$8,973	$10,346
(1). Other primarily includes selling, general and administrative expenses of $21.3 million and amortization of intangible assets of $5.3 million.

Six Months Ended June 30, 2026	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$705,874	$261,399	$130,846	$1,098,119	$—	$1,098,119
Operating expenses	596,523	210,653	117,771	924,947	—	924,947
Other expenses
Depreciation	2,067	1,843	14	3,924	2,080	6,004
Amortization of finance lease assets	3,444	570	163	4,177	258	4,435
Other(1)	—	—	—	—	64,766	64,766
Operating income (loss)	$103,840	$48,333	$12,898	$165,071	$(67,104)	$97,967
Interest expense	—	—	—	—	33,274	33,274
Other income, net	—	—	—	—	(1,653)	(1,653)
Income (loss) before income taxes	$103,840	$48,333	$12,898	$165,071	$(98,725)	$66,346

Capital expenditures	$2,548	$1,325	$—	$3,873	$2,042	$5,915
(1). Other primarily includes selling, general and administrative expenses of $51.0 million and amortization of intangible assets of $13.8 million.

Six Months Ended June 30, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$666,806	$179,722	$128,723	$975,251	$—	$975,251
Operating expenses	565,832	145,685	117,835	829,352	—	829,352
Other Expenses
Depreciation	1,869	1,562	16	3,447	1,389	4,836
Amortization of finance lease assets	1,890	426	80	2,396	708	3,104
Other(1)	—	—	—	—	51,458	51,458
Operating income (loss)	$97,215	$32,049	$10,792	$140,056	$(53,555)	$86,501
Interest expense	—	—	—	—	29,404	29,404
Other income, net	—	—	—	—	(1,672)	(1,672)
Income (loss) before income taxes	$97,215	$32,049	$10,792	$140,056	$(81,287)	$58,769

Capital expenditures	$2,498	$1,486	$—	$3,984	$26,276	$30,260
(1). Other primarily includes selling, general and administrative expenses of $40.8 million and amortization of intangible assets of $10.7 million.

The following table sets forth total assets related to the Company's segments (in thousands):

	June 30, 2026	December 31, 2025
Service Centers	$848,856	$820,289
Innovative Pumping Solutions	538,504	383,201
Supply Chain Services	99,830	95,045
Total Reportable Segments Assets	$1,487,190	$1,298,535
Corporate	282,320	386,620
Total Assets	$1,769,510	$1,685,155

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

During the first quarter of 2026, the Company acquired three businesses for a total of $126.3 million. The Company acquired these businesses to expand its water and wastewater platform and to maintain its leading position as the largest distributor of rotating equipment in North America.

During the second quarter of 2026, the Company acquired one business for a total of $9.3 million. The Company acquired this business to expand its water and wastewater platform, expand into a new territory, and to maintain its leading position as the largest distributor of rotating equipment in North America.

A summary of the preliminary allocation of the total purchase consideration of our business acquisition during the six months ended June 30, 2026 is presented as follows (in thousands):

	Acquisition 1	All Other Acquisitions Q1 2026	Total for Q1 2026	Q2 2026 Acquisitions	Total

Cash payments	$86,959	$21,982	$108,941	$7,781	$116,722
Contingent consideration	13,843	3,499	17,342	1,495	18,837
Total purchase price consideration	$100,802	$25,481	$126,283	$9,276	$135,559
Tangible assets acquired	29,368	8,528	37,896	3,292	41,188
Intangible assets acquired	43,361	5,123	48,484	432	48,916
Total assets acquired	$72,729	$13,651	$86,380	$3,724	$90,104
Total liabilities assumed	(14,313)	(2,070)	(16,383)	(1,964)	(18,347)
Net assets acquired	58,416	11,581	69,997	1,760	71,757
Goodwill	$42,386	$13,900	$56,286	$7,516	$63,802

The total purchase consideration related to our acquisitions for the six months ended June 30, 2026 consisted primarily of cash consideration. The total cash and cash equivalents acquired for these acquisitions was $6.4 million. Transaction-related costs for acquisitions consummated during the period and included within selling, general, and administrative expenses in the consolidated statements of operations was $1.3 million as of June 30, 2026.

The goodwill total of approximately $63.8 million for the six months ended June 30, 2026 assigned to our IPS segment was primarily attributable to expected synergies and the assembled workforce of the entities. The total amount of goodwill expected to be deductible for tax purposes is $54.5 million.

The acquisitions' operating results are included within the Company's consolidated statements of operations from the date of acquisition, which were not material for the six months ended June 30, 2026. Pro forma results of operations information have not been presented, as the effects of the acquisitions were not material to our financial results.

Of the $48.9 million of acquired intangible assets, $0.4 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, $41.6 million was assigned to customer relationships and vendor relationships and will be amortized over a period of 8 years through 9 years, and $6.9 million was assigned to trade names and will be amortized over a period of 10 years.

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

There were no shares repurchased under the new Share Repurchase Program for the six months ended June 30, 2026 and 2025, respectively.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,097	$26,698
Cash paid for income taxes	4,317	33,948

Non-cash investing and financing activities:
Treasury shares repurchase accruals	$—	$(28)

NOTE 15 - OTHER INCOME AND EXPENSES

The components of other (income) expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income	$(1,268)	$(765)	(2,526)	(1,797)
Change in fair value of contingent consideration	475	545	714	728
Other, net	(266)	(134)	159	(603)
Total	$(1,059)	$(354)	$(1,653)	$(1,672)

NOTE 16 - REVENUE

The Company disaggregates revenue based upon our geography and our reportable segments - Service Centers, Innovative Pumping Solutions, and Supply Chain Services. Each of our geographic and reportable business segments are impacted and influenced by varying factors, including the macroeconomic environment, maintenance and capital spending, commodity prices, and exploration and production activity. As such, we believe this information is important in depicting the nature, timing and uncertainty of our contracts with customers. The following Geographical Information and Note 11 - Segment Reporting presents our disaggregated revenues.

Geographical Information
Revenues are presented in geographic areas based on location of the facility shipping products or providing services.

The Company’s revenues by geographical location are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues
United States	$555,192	$478,864	$1,060,580	$936,104
Canada	20,985	19,369	36,941	38,357
Other	284	449	598	790
Total	$576,461	$498,682	$1,098,119	$975,251

Recent Acquisitions
We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. "Acquisition Sales" are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.
The following tables sets forth the disaggregation of sales associated with Acquisition and Organic sales for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Three Months Ended June 30, 2026
Service Centers	$367,898	$2,870	$365,028
Innovative Pumping Solutions	142,739	46,978	95,761
Supply Chain Services	65,824	—	65,824
Total Sales	$576,461	$49,848	$526,613

Three Months Ended June 30, 2025
Service Centers	$339,731	$15,555	$324,176
Innovative Pumping Solutions	93,540	9,050	84,490
Supply Chain Services	65,411	—	65,411
Total Sales	$498,682	$24,605	$474,077

$ Change
Service Centers	$28,167	$(12,685)	$40,852
Innovative Pumping Solutions	49,199	37,928	11,271
Supply Chain Services	413	—	413
Total $ Change	$77,779	$25,243	$52,536

% Change
Service Centers	8.3%	(81.5)%	12.6%
Innovative Pumping Solutions	52.6%	419.1%	13.3%
Supply Chain Services	0.6%	N/A	0.6%
Total % Change	15.6%	102.6%	11.1%

	Sales	Acquisition Sales	Organic Sales
Six Months Ended June 30, 2026
Service Centers	$705,874	$8,581	$697,293
Innovative Pumping Solutions	261,399	82,012	179,387
Supply Chain Services	130,846	—	130,846
Total Sales	$1,098,119	$90,593	$1,007,526

Six Months Ended June 30, 2025
Service Centers	$666,806	$33,496	$633,310
Innovative Pumping Solutions	179,722	22,221	157,501
Supply Chain Services	128,723	—	128,723
Total Sales	$975,251	$55,717	$919,534

$ Change
Service Centers	$39,068	$(24,915)	$63,983
Innovative Pumping Solutions	81,677	59,791	21,886
Supply Chain Services	2,123	—	2,123
Total $ Change	$122,868	$34,876	$87,992

% Change
Service Centers	5.9%	(74.4)%	10.1%
Innovative Pumping Solutions	45.4%	269.1%	13.9%
Supply Chain Services	1.6%	N/A	1.6%
Total % Change	12.6%	62.6%	9.6%

NOTE 17 - SUBSEQUENT EVENT

On July 2, 2026 the Company entered into a Second Amended and Restated Loan and Security Agreement. The ABL Credit Agreement provides for the ABL Loans in an aggregate principal amount of up to $225.0 million. The ABL Facility may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. The ABL Credit Agreement amends and restates the Amended and Restated Loan and Security Agreement dated as of July 19, 2022. Interest shall accrue on outstanding borrowings at a rate equal to Term SOFR or Term CORRA plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Facility for the most recently completed calendar quarter. The ABL Facility will mature on July 2, 2031.

On August 1, 2026, the Company completed the acquisition of Mequipco Ltd. Mequipco Ltd., provides DXP with a Canadian water and wastewater presence. The acquisition was funded with cash on the balance sheet and shares of DXP common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the six months ended June 30, 2026 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

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

GENERAL BUSINESS OVERVIEW

Overview

DXP Enterprises, Inc. is a business-to-business distributor of MRO products and services to a variety of customers in different end markets with operations primarily in North America. Additionally, we provide engineered solutions including, fabrication, remanufacturing, and assembling of custom pump packages along with manufacturing branded private label pumps.

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

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2025 Form 10-K.

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. For the six months ended June 30, 2026, we had approximately $967.3 million in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 14.3 percent compared to the six months ended June 30, 2025. Our performance has been strengthened by our ability to maintain strong margins despite price increases from vendors and suppliers. During the six months ended June 30, 2026, $8.6 million in sales in our Service Centers (SC) segment and $82.0 million in sales in our Innovative Pumping Solutions (IPS) segment were associated with recent acquisition.

Supply Chain Services Segment

For the six months ended June 30, 2026, we had approximately $130.8 million in sales in our Supply Chain Services (SCS) segment, an increase of approximately 1.6 percent compared to the six months ended June 30, 2025.

Matters Affecting Comparability

Our results of operations are not directly comparable on a year-over-year basis due to various prior acquisitions and the varying size and number of acquisitions in any comparable period. Accordingly, the results of acquisitions are included subsequent to their respective acquisition dates and the Company provides detail around Organic and Acquisition Sales as defined in our Key Business Metrics. During the six months ended June 30, 2026, acquisition sales were $90.6 million compared to $55.7 million for the six months ended June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales by Business Segment
Service Centers	$367,898	$339,731	$705,874	$666,806
Innovative Pumping Solutions	142,739	93,540	261,399	179,722
Supply Chain Services	65,824	65,411	130,846	128,723
Total DXP Sales	$576,461	$498,682	$1,098,119	$975,251
Acquisition Sales	$49,848	$24,605	$90,593	$55,717
Organic Sales	$526,613	$474,077	$1,007,526	$919,534

Business Days	63	63	126	126
Sales per Business Day	$9,150	$7,916	$8,715	$7,740
Organic Sales per Business Day	$8,359	$7,525	$7,996	$7,298

Gross Profit	$183,067	$157,813	$351,673	$308,078
Gross Profit Margin	31.8%	31.6%	32.0%	31.6%
Income from Operations	$55,493	$45,986	$97,967	$86,501
Income from Operations Margin	9.6%	9.2%	8.9%	8.9%
Net Income	$28,708	$23,612	$48,686	$44,201
Net Income Margin	5.0%	4.7%	4.4%	4.5%
EBITDA	$68,755	$55,830	$123,874	$106,797
EBITDA Margin	11.9%	11.2%	11.3%	11.0%
Adjusted EBITDA	$70,376	$57,313	$128,188	$109,832
Adjusted EBITDA Margin	12.2%	11.5%	11.7%	11.3%
Net cash provided by operating activities	$32,386	$18,646	$61,955	$21,619
Free Cash Flow	$29,765	$8,300	$56,040	$(8,641)

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

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	%	2025	%
Sales	$576,461	100.0%	$498,682	100.0%
Cost of sales	393,394	68.2%	340,869	68.4%
Gross profit	183,067	31.8%	157,813	31.6%
Selling, general and administrative expenses	127,574	22.1%	111,827	22.4%
Income from operations	55,493	9.6%	45,986	9.2%
Interest expense	16,831	2.9%	14,744	3.0%
Other (income) expense, net	(1,059)	(0.2)%	(354)	(0.1)%
Income before income taxes	39,721	6.9%	31,596	6.3%
Provision for income tax expense	11,013	1.9%	7,984	1.6%
Net income	$28,708	5.0%	$23,612	4.7%

Earnings per share:
Basic	$1.85		$1.50
Diluted	$1.76		$1.43

The following tables sets forth the disaggregation of revenue from sales associated with acquisitions for the three months ended June 30, 2026 and 2025 (in thousands) :

	Sales	Acquisition Sales	Organic Sales
Three Months Ended June 30, 2026
Service Centers	$367,898	$2,870	$365,028
Innovative Pumping Solutions	142,739	46,978	95,761
Supply Chain Services	65,824	—	65,824
Total Sales	$576,461	$49,848	$526,613

Three Months Ended June 30, 2025
Service Centers	$339,731	$15,555	$324,176
Innovative Pumping Solutions	93,540	9,050	84,490
Supply Chain Services	65,411	—	65,411
Total Sales	$498,682	$24,605	$474,077

$ Change
Service Centers	$28,167	$(12,685)	$40,852
Innovative Pumping Solutions	49,199	37,928	11,271
Supply Chain Services	413	—	413
Total $ Change	$77,779	$25,243	$52,536

% Change
Service Centers	8.3%	(81.5)%	12.6%
Innovative Pumping Solutions	52.6%	419.1%	13.3%
Supply Chain Services	0.6%	N/A	0.6%
Total % Change	15.6%	102.6%	11.1%

SALES. Sales for the three months ended June 30, 2026 increased $77.8 million, or 15.6 percent, to approximately $576.5 million from $498.7 million for the prior year's corresponding period, of which recent acquisitions contributed $49.8 million. Additionally, the overall increase in sales was the result of an increase in sales in our SC, IPS, and SCS segments of $28.2 million, $49.2 million, and $0.4 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

Service Centers segment. Sales for the SC segment increased $28.2 million, or 8.3 percent, for the three months ended June 30, 2026, compared to the prior year's corresponding period. Excluding the impact of recent acquisitions, sales grew $40.9 million, this sales increase was the result of increases within our California, Gulf Coast, Southeast, North Texas, South Central and South Rockies regions totaling $31.9 million, offset by decreases in sales in our Southwest region. Sales from recent acquisitions contributed $2.9 million during the period, compared to $15.6 million for the three months ended June 30, 2025.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $49.2 million, or 52.6 percent, for the three months ended June 30, 2026, compared to the prior year's corresponding period. This sales increase was the result of increases within our water and wastewater division and increased production contracts totaling $11.3 million, as well as strategic acquisitions within the IPS segment. Sales from recent acquisitions contributed $47.0 million during the period, compared to $9.0 million, for the three months ended June 30, 2025.

Supply Chain Services segment. Sales for the SCS segment increased by $0.4 million, or 0.6 percent, for the three months ended June 30, 2026, compared to the prior year's corresponding period. This was primarily due to the onboarding of new customers and their related facilities, partially offset by decreased activity with existing customers.

GROSS PROFIT. Gross profit margin for the three months ended June 30, 2026 was 31.8 percent compared to 31.6 percent for the prior year's corresponding period. The gross profit margin for the three months ended June 30, 2026 was positively impacted by 11 basis points due to recent acquisitions and continuing margin expansion efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended June 30, 2026 increased by $15.7 million, or 14.1 percent, to $127.6 million from $111.8 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent, insurance, and professional fees.

OPERATING INCOME. Operating income for the second quarter of 2026 increased by $9.5 million to $55.5 million, from $46.0 million in the prior year's corresponding period. This increase in operating income was primarily driven by increases in our SC, IPS, and SCS segments.

INTEREST EXPENSE. Interest expense for the second quarter of 2026 increased $2.1 million compared to the prior year's corresponding period. This increase was primarily due to the Company refinancing its Term Loan B during the fourth quarter of 2025.

INCOME TAXES. Our effective tax rate for continuing operations was 27.7 percent for the three months ended June 30, 2026, compared to 25.3 percent for the three months ended June 30, 2025. Compared to the U.S. statutory rate for the three months ended June 30, 2025, the effective tax rate increased primarily due to discrete items, including updates to the tax reserves, which reflect our ongoing assessment of uncertain tax positions, including research and development tax credits for which we believe our position is supportable and intend to dispute any proposed IRS adjustments, a decrease in tax benefits related to stock-based compensation vested during the period, net of amounts limited by Section 162(m), and an increase in non-deductible expenses.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	%	2025	%
Sales	$1,098,119	100.0%	$975,251	100.0%
Cost of sales	746,446	68.0%	667,173	68.4%
Gross profit	351,673	32.0%	308,078	31.6%
Selling, general and administrative expenses	253,706	23.1%	221,577	22.7%
Income from operations	97,967	8.9%	86,501	8.9%
Interest expense	33,274	3.0%	29,404	3.0%
Other income, net	(1,653)	(0.2)%	(1,672)	(0.2)%
Income before income taxes	66,346	6.0%	58,769	6.0%
Provision for income taxes	17,660	1.6%	14,568	1.5%
Net income	$48,686	4.4%	$44,201	4.5%

Earnings per share:
Basic	$3.13		$2.81
Diluted	$2.98		$2.67

The following tables sets forth the disaggregation of revenue from sales associated with acquisitions for the six months ended June 30, 2026 and 2025 (in thousands) :

	Sales	Acquisition Sales	Organic Sales
Six Months Ended June 30, 2026
Service Centers	$705,874	$8,581	$697,293
Innovative Pumping Solutions	261,399	82,012	179,387
Supply Chain Services	130,846	—	130,846
Total Sales	$1,098,119	$90,593	$1,007,526

Six Months Ended June 30, 2025
Service Centers	$666,806	$33,496	$633,310
Innovative Pumping Solutions	179,722	22,221	157,501
Supply Chain Services	128,723	—	128,723
Total Sales	$975,251	$55,717	$919,534

$ Change
Service Centers	$39,068	$(24,915)	$63,983
Innovative Pumping Solutions	81,677	59,791	21,886
Supply Chain Services	2,123	—	2,123
Total $ Change	$122,868	$34,876	$87,992

% Change
Service Centers	5.9%	(74.4)%	10.1%
Innovative Pumping Solutions	45.4%	269.1%	13.9%
Supply Chain Services	1.6%	N/A	1.6%
Total % Change	12.6%	62.6%	9.6%

SALES. Sales for the six months ended June 30, 2026 increased $122.9 million, or 12.6 percent, to approximately $1.1 billion from $1.0 billion for the prior year's corresponding period, of which recent acquisitions contributed $90.6 million during the year. Additionally, the overall increase in sales was the result of an overall increase in sales within our SC, IPS, and SCS segments of $39.1 million, $81.7 million, and $2.1 million. The fluctuations in sales are further explained in our business segment discussions below.

Service Centers segment. Sales for the SC segment increased by $39.1 million, or 5.9 percent for the six months ended June 30, 2026, compared to the prior year's corresponding period. Sales from recent acquisitions for the SC segment contributed $8.6 million during the period as compared to $33.5 million during the six months ended June 30, 2025. Total sales for the SC segment excluding acquisitions increased $64.0 million from the prior year's corresponding period. This sales increase was primarily the result of increased business activity within the majority of our regions, offset by a decrease in project-related work compared to the prior year's corresponding period.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $81.7 million, or 45.4 percent for the six months ended June 30, 2026 compared to the prior year's corresponding period. Sales from acquisitions for the IPS segment contributed $82.0 million during the period compared to $22.2 million during the six months ended June 30, 2025. Excluding the impact of recent acquisitions, sales increased within our water and wastewater end market, due to the increased projects compared to the prior year's corresponding period.

Supply Chain Services segment. Sales for the SCS segment increased by $2.1 million, or 1.6 percent, for the six months ended June 30, 2026, compared to the prior year's corresponding period.

GROSS PROFIT. Gross profit margin for the six months ended June 30, 2026 was 32.0 percent compared to 31.6 percent for the prior year's corresponding period. The gross profit margin for the six months ended June 30, 2026 was positively impacted by 44 basis points due to recent acquisitions and continuing margin expansion efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the six months ended June 30, 2026 increased by approximately $32.1 million, or 14.5 percent, to $253.7 million from $221.6 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent, insurance, and professional fees.

OPERATING INCOME. Operating income for the six months ended June 30, 2026 increased by $11.5 million or 13.3 percent to $98.0 million from $86.5 million in the prior year's corresponding period. This increase in operating income was primarily driven by increases in our SC, IPS, and SCS segments.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2026 increased $3.9 million compared with the prior year's corresponding period. This increase was primarily due to the Company refinancing its Term Loan B during the fourth quarter of 2025.

INCOME TAXES. Our effective tax rate from continuing operations was a tax expense of 26.6 percent for the six months ended June 30, 2026, compared to a tax expense of 24.8 percent for the six months ended June 30, 2025. The effective tax rate increased primarily due to discrete items, including updates to the tax reserves, which reflect our ongoing assessment of uncertain tax positions, including research and development tax credits for which we believe our position is supportable and intend to dispute any proposed IRS adjustments, a decrease in tax benefits related to stock-based compensation vested during the period, net of amounts limited by Section 162(m), and an increase in non-deductible expenses.

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

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales by Business Segment
Service Centers	$367,898	$339,731	$705,874	$666,806
Innovative Pumping Solutions	142,739	93,540	261,399	179,722
Supply Chain Services	65,824	65,411	130,846	128,723
Total DXP Sales	$576,461	$498,682	$1,098,119	$975,251
Acquisition Sales	$49,848	$24,605	$90,593	$55,717
Organic Sales	$526,613	$474,077	$1,007,526	$919,534

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

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to DXP Enterprises, Inc.	$28,708	$23,612	$48,686	$44,201
Plus: Interest expense	16,831	14,744	33,274	29,404
Plus: Provision for income tax expense	11,013	7,984	17,660	14,568
Plus: Depreciation and amortization	12,203	9,490	24,254	18,624
EBITDA	$68,755	$55,830	$123,874	$106,797
Plus: stock compensation expense	1,466	1,483	3,268	2,800
Plus: other non-recurring items(1)	155	—	1,046	235
Adjusted EBITDA	$70,376	$57,313	$128,188	$109,832

Operating Income Margin	9.6%	9.2%	8.9%	8.9%
Net Income Margin	5.0%	4.7%	4.4%	4.5%
EBITDA Margin	11.9%	11.2%	11.3%	11.0%
Adjusted EBITDA Margin	12.2%	11.5%	11.7%	11.3%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$32,386	$18,646	$61,955	$21,619
Less: purchases of property and equipment	(2,621)	(10,346)	(5,915)	(30,260)
Free Cash Flow	$29,765	$8,300	$56,040	$(8,641)

LIQUIDITY AND CAPITAL RESOURCES

General Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We continue to generate adequate cash from operating activities. We believe that our operating cash flow, cash on hand, and other sources of liquidity including our ABL and Term Loan B, will be sufficient to allow us to continue investing in the business including capital expenditures, strategic acquisitions and investments, paying interest and servicing debt, and repurchasing common stock when deemed appropriate.

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

Cash

As of June 30, 2026, we had available cash of $226.6 million and credit facility availability of $147.9 million. We have a $185.0 million asset-backed line of credit (the "ABL Revolver"), partially offset by letters of credit of $37.1 million. We had no borrowings outstanding on our ABL Revolver as of June 30, 2026.

Cash Flows

The following table summarizes our net cash flows provided by and used in operating activities, investing activities, and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net Cash Provided by (Used in):
Operating Activities	$61,955	$21,619
Investing Activities	(118,293)	(41,405)
Financing Activities	(18,974)	(16,594)
Effect of Foreign Currency	(1,853)	899
Net Change in Cash	$(77,165)	$(35,481)

Operating Activities

The Company generated $62.0 million of cash from operating activities during the six months ended June 30, 2026 compared to $21.6 million of cash generated during the prior year's corresponding period. The increase of $40.3 million was primarily due to higher net income during the period and a reduction in tax payments compared to the prior corresponding period.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $118.3 million compared to a $41.4 million use of cash during the prior year’s corresponding period. This $76.9 million increase was primarily driven by increased acquisition activity during the six months ended June 30, 2026. Total consideration, net of cash acquired, was $112.9 million, compared to $13.9 million for the six months ended June 30, 2025.

Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $19.0 million, compared to net cash used in financing activities of $16.6 million during the prior year’s corresponding period. The increase was primarily due to increases in shares withheld for taxes relating to shares vesting compared to prior corresponding period and increased principal debt repayments.

We believe the Company has adequate funding to support its working capital needs within the business.

Debt

At June 30, 2026, our total outstanding debt was $842.5 million, or 60.9 percent of total capitalization (total debt plus shareholders' equity) of $1.4 billion. $841.6 million of this outstanding debt bears interest at various floating rates. For a further discussion of the Company's debt refer to Note 8. Long-Term Debt.

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

The following table summarizes the amount of borrowing capacity under our ABL Revolver as follows (in thousands):

	June 30, 2026	December 31, 2025
Total borrowing capacity	$185,000	$185,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	37,117	31,472
Total amount available	$147,883	$153,528

At June 30, 2026, the Company had $374.5 million of liquidity including $226.6 million in cash and $147.9 million in availability under the ABL Revolver.

On July 2, 2026, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”). The ABL Credit Agreement provides for asset-based revolving loans (the “ABL Loans”) in an aggregate principal amount of up to $225.0 million. The ABL Facility may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. The ABL Credit Agreement amends and restates the Amended and Restated Loan and Security Agreement dated as of July 19, 2022. The ABL Facility will mature on July 2, 2031. For further discussion refer to Note 17. Subsequent Events.

Credit Ratings

On July 20, 2026, we received an updated credit rating from Standard and Poor's ("S&P"), upgrading our issuer credit and issue-level rating from B to B+. This upgrade provides the capital markets with an updated view on our comparative credit risk which can impact future borrowing costs, and our ability to access funding efficiently.

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

The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$32,386	$18,646	$61,955	$21,619
Less: purchases of property and equipment	(2,621)	(10,346)	(5,915)	(30,260)
Free Cash Flow	$29,765	$8,300	$56,040	$(8,641)

Uses of Liquidity

Internally generated cash flows are the primary source of working capital and growth initiatives, including acquisitions and growth capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases, when appropriate.

Working Capital

We monitor net working capital, which excludes cash and restricted cash, short-term debt obligations, and short-term operating leases. Net working capital as of June 30, 2026 was $393.3 million, an increase of $31.7 million, compared to $361.7 million as of December 31, 2025. The increase was primarily due to sustained sales growth and acquisitions.

Acquisitions

For a discussion of the Company’s acquisitions refer to Note 12. Business Acquisitions. During June 30, 2026 and 2025, the Company invested $112.9 million and $13.9 million, respectively, in acquisitions.

Capital Expenditures

The Company's capital expenditures was $5.9 million and $30.3 million for the six months ended June 30, 2026 and 2025 respectively. This includes continued facility upgrades and enhancements, tools and equipment, and enhancements across the Company.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's unaudited condensed financial statements are prepared in accordance with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the SEC on February 26, 2026. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act identified in the evaluation for the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the second quarter of fiscal year 2026 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2026	—	$—	—	$68,006
May 1 – May 31, 2026	206	143.98	—	68,006
June 1 – June 30, 2026	—	—	—	68,006
Total	206	$143.98	—	$68,006

(1) There were 206 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended June 30, 2026.
(2) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. As of June 30, 2026, approximately $68.0 million worth of, or approximately 2.3 million, shares remained available under the $85.0 million Share Repurchase Program.

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

10.14
Second Amended and Restated Loan and Security Agreement, dated as of July 2, 2026, by and among the Company and the other persons party thereto, as borrowers, the other persons party thereto from time to time, as guarantors, Bank of America, N.A., as agent, certain financial institutions, as lenders, Bank of America, N.A., as sole lead arranger and sole bookrunner, and each of U.S. Bank, National Association and PNC Bank, National Association, as documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K File No. 000-21513, filed with the SEC on July 10, 2026).

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in XBRL.

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

Dated: August 6, 2026