Form 10-Q
period 2026-09-30
DXP ENTERPRISES INC
filed 2026-11-05
CIK 1020710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number 0-21513
DXP Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0509661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of registrant's Common Stock, par value $0.01 per share outstanding as of November 2, 2026: 15,516,986.

DXP ENTERPRISES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Sales	$587,180	$513,724	$1,685,299	$1,488,975
Cost of sales	406,672	352,465	1,153,118	1,019,638
Gross profit	180,508	161,259	532,181	469,337
Selling, general and administrative expenses	128,046	117,561	381,752	339,138
Income from operations	52,462	43,698	150,429	130,199
Interest expense	16,949	14,894	50,223	44,298
Other income, net (Note 15)	(950)	(648)	(2,603)	(2,320)
Income before income taxes	36,463	29,452	102,809	88,221
Provision for income taxes (Note 7)	9,593	7,821	27,253	22,389
Net income	26,870	21,631	75,556	65,832
Preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$26,847	$21,608	$75,488	$65,764

Net income	$26,870	$21,631	$75,556	$65,832
Foreign currency translation adjustments	(118)	(709)	(3,073)	1,940
Comprehensive income	$26,752	$20,922	$72,483	$67,772

Earnings per share (Note 9):
Basic	$1.73	$1.38	$4.87	$4.19
Diluted	$1.64	$1.31	$4.62	$3.98

Weighted average common shares outstanding:
Basic	15,513	15,686	15,517	15,693
Diluted	16,353	16,526	16,357	16,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts) (unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$218,834	$303,783
Accounts receivable, net of allowance of $4,163 and $3,995, respectively	472,409	397,502
Inventories	124,100	108,144
Costs and estimated profits in excess of billings	68,504	53,855
Prepaid expenses and other current assets	39,674	47,033
Total current assets	923,521	910,317
Property and equipment, net	122,023	114,822
Goodwill	573,034	494,561
Other intangible assets, net	114,192	81,351
Operating lease right of use assets, net	72,680	74,709
Other long-term assets	12,279	9,395
Total assets	$1,817,729	$1,685,155

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$8,480	$8,580
Trade accounts payable	123,767	116,765
Accrued wages and benefits	62,164	51,180
Customer advances	15,872	15,460
Billings in excess of costs and estimated profits	27,735	15,689
Short-term operating lease liabilities	20,042	19,038
Other current liabilities	54,298	45,769
Total current liabilities	312,358	272,481
Long-term debt, net of unamortized debt issuance costs and discounts	814,736	818,476
Long-term operating lease liabilities	54,682	57,509
Other long-term liabilities	65,539	38,250
Total long-term liabilities	934,957	914,235
Total liabilities	1,247,315	1,186,716
Commitments and Contingencies (Note 10)
Shareholders' equity:
Series A preferred stock, $1.00 par value; 1,000,000 shares authorized	1	1
Series B preferred stock, $1.00 par value; 1,000,000 shares authorized	15	15
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,407,043 issued and 15,516,986 outstanding at September 30, 2026 and 20,403,647 issued and 15,513,590 outstanding at December 31, 2025	204	204
Additional paid-in capital	220,241	220,681
Retained earnings	553,745	478,257
Accumulated other comprehensive loss	(33,680)	(30,607)
Treasury stock, at cost 4,890,057 and 4,890,057 shares, respectively	(170,112)	(170,112)
Total DXP Enterprises, Inc. equity	570,414	498,439
Total liabilities and equity	$1,817,729	$1,685,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,556	$65,832
Reconciliation of net income to net cash provided by operating activities:
Depreciation	8,992	7,646
Amortization of intangibles and finance lease assets	27,617	20,898
Amortization of debt issuance costs	3,388	2,908
Loss (gain) on sale of property and equipment	144	(426)
Provision for (recovery of) credit losses	430	74
Payment of contingent consideration liability in excess of acquisition-date fair value	(165)	(459)
Fair value adjustment on contingent consideration	1,198	932
Restricted stock compensation expense	4,757	4,278
Deferred income taxes	11,087	23,503
Other non-cash items	(10,497)	(8,142)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(52,649)	(33,346)
Costs and estimated profits in excess of billings	(10,641)	(6,914)
Inventories	(13,347)	(1,332)
Prepaid expenses and other assets	(2,507)	(9,867)
Trade accounts payable	442	6,766
Accrued expenses	23,524	16,947
Billings in excess of costs and estimated profits	6,009	3,989
Income taxes	7,303	(36,782)
Net cash provided by operating activities	$80,641	$56,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,153)	(37,000)
Proceeds from the sale of property and equipment	632	2,715
Acquisition of businesses, net of cash acquired	(126,234)	(24,448)
Net cash used in investing activities	$(135,755)	$(58,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(7,260)	(4,871)
Debt issuance costs	(1,179)	(325)
Shares repurchased held in treasury	—	(1,999)
Payment for acquisition contingent consideration liability	(6,085)	(6,874)
Preferred stock dividends paid	(68)	(68)
Payment for employee taxes withheld from stock awards	(6,682)	(4,460)
Principal payments on finance leases	(6,877)	(4,597)
Net cash used in financing activities	$(28,151)	$(23,194)
Effect of foreign currency on cash	(1,684)	840
Net change in cash and restricted cash	(84,949)	(24,582)
Cash and restricted cash at beginning of period	303,783	148,411
Cash and restricted cash at end of period	$218,834	$123,829

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DXP ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2025	$1	$15	$204	$220,681	$478,257	$(30,607)	$(170,112)	$498,439
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,802	—	—	—	1,802
Tax related items for share based awards	—	—	—	(6,535)	—	—	—	(6,535)
Currency translation adjustment	—	—	—	—	—	(1,464)	—	(1,464)
Net income	—	—	—	—	19,978	—	—	19,978
Balance at March 31, 2026	$1	$15	$204	$215,948	$498,212	$(32,071)	$(170,112)	$512,197
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,466	—	—	—	1,466
Tax related items for share based awards	—	—	—	(117)	—	—	—	(117)
Currency translation adjustment	—	—	—	—	—	(1,491)	—	(1,491)
Net income	—	—	—	—	28,708	—	—	28,708
Balance at June 30, 2026	$1	$15	$204	$217,297	$526,898	$(33,562)	$(170,112)	$540,741
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,489	—	—	—	1,489
Tax related items for share based awards	—	—	—	(30)	—	—	—	(30)
Issuance of shares of common stock	—	—	—	1,485	—	—	—	1,485
Currency translation adjustment	—	—	—	—	—	(118)	—	(118)
Net income	—	—	—	—	26,870	—	—	26,870
Balance at September 30, 2026	$1	$15	$204	$220,241	$553,745	$(33,680)	$(170,112)	$570,414

	Series A preferred stock	Series B preferred stock	Common stock	Paid-in capital	Retained earnings	Accum other comp loss	Treasury Stock	Total equity
Balance at December 31, 2024	$1	$15	$204	$219,511	$389,670	$(33,610)	$(153,003)	$422,788
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Compensation expense for restricted stock	—	—	—	1,317	—	—	—	1,317
Tax related items for share based awards	—	—	—	(126)	—	—	—	(126)
Currency translation adjustment	—	—	—	—	—	86	—	86
Excise tax on share repurchases	—	—	—	—	—	—	28	28
Net income	—	—	—	—	20,589	—	—	20,589
Balance at March 31, 2025	$1	$15	$204	$220,702	$410,236	$(33,524)	$(152,975)	$444,659
Preferred dividends paid	—	—	—	—	(22)	—	—	(22)
Compensation expense for restricted stock	—	—	—	1,483	—	—	—	1,483
Tax related items for share based awards	—	—	—	(4,203)	—	—	—	(4,203)
Currency translation adjustment	—	—	—	—	—	2,563	—	2,563
Net income	—	—	—	—	23,612	—	—	23,612
Balance at June 30, 2025	$1	$15	$204	$217,982	$433,826	$(30,961)	$(152,975)	$468,092
Preferred dividends paid	—	—	—	—	(23)	—	—	(23)
Restricted stock compensation expense	—	—	—	1,478	—	—	—	1,478
Tax related items for share based awards	—	—	—	(131)	—	—	—	(131)
Currency translation adjustment	—	—	—	—	—	(709)	—	(709)
Repurchases of shares	—	—	—	—	—	—	(1,999)	(1,999)
Net income	—	—	—	—	21,631	—	—	21,631
Balance at September 30, 2025	$1	$15	$204	$219,329	$455,434	$(31,670)	$(154,974)	$488,339

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The adoption did not have a material impact to our unaudited condensed consolidated financial statements.

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

As of September 30, 2026, there was $30.7 million in other current and other long-term liabilities for contingent consideration.

The following table provides a reconciliation of the beginning and ending balances and gains or losses recognized during the nine months ended September 30, 2026 (in thousands):

Contingent Consideration
Balance at December 31, 2025(1)	$13,775
Acquisitions and settlements:
Acquisitions(2) (Note 12)	21,988
Settlements	(6,250)
Total remeasurement adjustments:
Changes in fair value recorded in other income, net	1,198
Balance at September 30, 2026(1)	$30,711

(1). Amounts included in other current liabilities were $13.4 million and $9.4 million for the periods ending September 30, 2026 and December 31, 2025, respectively. Amounts included in other long-term liabilities were $17.3 million and $4.4 million for the periods ending September 30, 2026 and December 31, 2025, respectively.

(2). Includes immaterial impacts from currency translation adjustments.

Sensitivity to Changes in Significant Unobservable Inputs

The significant Level 3 unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized EBITDA forecasts developed by the Company's management and the probability of achievement of those EBITDA results. The discount rate used in the calculations was 8.6 percent as of September 30, 2026. Changes in our unobservable inputs in isolation would result in a change to our fair value measurement. As of September 30, 2026, the maximum amount of contingent consideration payable under these arrangements is $34.0 million over three years.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, but which require disclosure of their fair values include: cash, restricted cash, accounts receivable, trade accounts payable and accrued expenses. The Company believes that the estimated fair value of such instruments at September 30, 2026 and December 31, 2025 approximates their carrying value as reported on the unaudited condensed consolidated balance sheets due to the relative short maturity of these instruments.

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

The carrying values of inventories are as follows (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$106,865	$98,089
Work in process	17,235	10,055
Inventories	$124,100	$108,144

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

Costs and estimated profits on uncompleted contracts and related amounts billed were as follows (in thousands):

	September 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$257,429	$147,866
Estimated profits, thereon	129,766	71,260
Total costs and estimated profits on uncompleted contracts	387,195	219,126
Less: billings to date	346,426	180,960
Net	$40,769	$38,166

Such amounts were included in the accompanying unaudited condensed consolidated balance sheets for September 30, 2026 and December 31, 2025 under the following captions (in thousands):

	September 30, 2026	December 31, 2025
Costs and estimated profits in excess of billings	$68,504	$53,855
Billings in excess of costs and estimated profits	(27,735)	(15,689)
Net	$40,769	$38,166

During the nine months ended September 30, 2026 and 2025, $4.5 million and $7.9 million of the balances that were previously classified as contract liabilities at the beginning of the period were recognized in revenues, respectively. Contract asset and liability changes were primarily due to normal activity and timing differences between our performance and customer payments.

NOTE 7 – INCOME TAXES

The following table presents provision for income taxes (in thousands, except for effective tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before provision for income taxes	$36,463	$29,452	$102,809	$88,221
Provision for income taxes	9,593	7,821	27,253	22,389
Effective tax rate	26.3%	26.6%	26.5%	25.4%

We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. For the nine months ended September 30, 2026, our effective tax rate increased primarily due to discrete tax items, including an increase in reserves for research and development tax credits and related accrued interest, lower tax benefits from stock-based compensation, net of limitations under Section 162(m), reduced current-year research and development tax credits, and higher nondeductible expenses. For the three months ended September 30, 2026, our effective tax rate decreased compared to the same period in 2025, primarily due to a reduction in reserves for prior-year research and development tax credits and related accrued interest, partially offset by lower tax benefits from stock-based compensation, net of Section 162(m) limitations.

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

The Organization of Economic Cooperation and Development (“OECD”) continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. As of September 30, 2026, the impact of Pillar Two is expected to be immaterial to the Company based on current legislation enacted to date.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
ABL Revolver	$—	$—
Senior Secured Term Loan B due October 13, 2030(1)	839,525	845,885
Promissory Note due November 1, 2029	—	900
Total debt	839,525	846,785
Less: current maturities	(8,480)	(8,580)
Total long-term debt	$831,045	$838,205
Unamortized discount and debt issuance costs	16,309	19,729
Long-term debt, net of unamortized discount and debt issuance costs	$814,736	$818,476
(1) The fair value of the Amended Term Loan B due October 13, 2030 using level 2 input values was $846.9 million and $854.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026, there was $839.5 million outstanding under the Senior Secured Term Loan B.

Interest rate

Quarterly interest payments accrue on outstanding borrowings under the Senior Secured Term Loan B at a rate equal to Term Secured Overnight Financing Rate ("SOFR") (with a floor of 1.00%) plus 3.25%, or base rate plus 2.25%. The Senior Secured Term Loan B is guaranteed by each of the Company’s direct and indirect material wholly owned subsidiaries, other than any of the Company’s Canadian subsidiaries and certain other excluded subsidiaries.

The interest rate for the Senior Secured Term Loan B was 7.15 percent and 7.17 percent as of September 30, 2026 and December 31, 2025, respectively.

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

Restrictive Covenants

The Company’s primary financial covenant under the Senior Secured Term Loan B is a Secured Leverage Ratio. The Senior Secured Term Loan B Agreement requires that the Company’s Secured Leverage Ratio as of September 30, 2026 to be less than 5.75 to 1.00.

As of September 30, 2026, the Company’s Secured Leverage Ratio was 2.30 to 1.00.

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

On July 1, 2025, the Company entered into an Increase Agreement (the “Increase Agreement”) to which the aggregate commitments under the Company's existing asset-based revolving credit facility (the "ABL Facility") were increased by $50 million from $135.0 million to $185.0 million.

On July 2, 2026, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”). The Second A&R Credit Agreement provides for asset-based revolving loans ("ABL Loans") in an aggregate principal amount of up to $225.0 million. The ABL Facility may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. Interest shall accrue on outstanding borrowings at a rate equal to Term Secured SOFR or Term Canadian Overnight Repo Rate Average ("CORRA") plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average daily excess availability under the ABL Facility for the most recently completed calendar quarter. The ABL Facility will mature on July 2, 2031. At September 30, 2026, the unused line fee was 0.375 percent and there were no amounts outstanding under the ABL Revolver.

Guarantees

Each of our current and future wholly owned material U.S. subsidiaries and DXP Enterprises, Inc. guarantees the obligations of our borrower under the ABL Revolver. Additionally, each of our Canadian subsidiaries guarantees the obligations of our Canadian borrower subsidiaries under the ABL Revolver.

Security

Obligations under the U.S. Borrowing Base are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The security interest in accounts receivable, inventory, and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral which secures the Term Loan B. The obligations under the Canadian Borrowing Base are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material Canadian subsidiaries and our wholly owned material U.S. subsidiaries.

Excess Availability

The borrowing availability under our credit facility was $192.2 million and $153.5 million at September 30, 2026 and December 31, 2025, respectively.

Interest rate

The interest rate for the ABL Revolver was 7.25 percent and 7.00 percent as of September 30, 2026 and December 31, 2025, respectively.

Financial Covenant

The Company's principal financial covenant under the ABL Credit Agreement include a Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio under the ABL Credit Agreement is defined as the ratio for the most recently completed four-fiscal quarter period, of (a) EBITDA minus capital expenditures (excluding those financed or funded with debt (other than the ABL Loans), (ii) the portion thereof funded with the net proceeds from asset dispositions of equipment or real property which the Company is permitted to reinvest pursuant to the Term Loan and the portion thereof funded with the net proceeds of casualty insurance or condemnation awards in respect of any equipment and real estate which DXP is not required to use to prepay the ABL Loans pursuant to the Term Loan B Agreement or with the proceeds of casualty insurance or condemnation awards in respect of any other property) minus cash taxes paid (net of cash tax refunds received during such period), to (b) fixed charges. The Company is restricted from allowing its fixed charge coverage ratio to be less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the ABL Revolver falls below a threshold set forth in the ABL Credit Agreement. As of September 30, 2026, the Company's Fixed Charge Coverage Ratio was 2.98 to 1.00.

The Company was in compliance with all financial covenants as of September 30, 2026.

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

As of September 30, 2026, the remaining principal of $0.9 million related to the promissory note was paid in full.

Maturities of Debt

As of September 30, 2026, the maturities of long-term debt for the next five years were as follows (in thousands):

Amount
2026	$2,120
2027	8,480
2028	8,480
2029	8,480
2030	811,965
Total	$839,525

Interest Expense:

During the three and nine months ended September 30, 2026, the Company incurred total interest expense of $16.9 million and $50.2 million, respectively, of which $15.2 million and $45.2 million is related to interest on the asset-based credit facilities and the term loan. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $1.1 million and $3.4 million for the three and nine months ended September 30, 2026, respectively. The remaining $0.6 million and $1.6 million of interest expense is primarily related to interest attributable to finance leases for the three and nine months ended September 30, 2026, respectively.

During the three and nine months ended September 30, 2025, the Company incurred total interest expense of $14.9 million and $44.3 million, respectively, of which $13.5 million and $40.3 million related to interest on the asset-based credit facilities and the term loan, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $1.0 million and $2.9 million for the three and nine months ended September 30, 2025, respectively. The remaining $0.4 million and $1.1 million of interest expense is primarily related to interest attributable to finance leases for the three and nine months ended September 30, 2025, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Weighted average shares outstanding	15,513	15,686	15,517	15,693
Net income attributable to DXP Enterprises, Inc.	$26,870	$21,631	$75,556	$65,832
Convertible preferred stock dividend	23	23	68	68
Net income attributable to common shareholders	$26,847	$21,608	$75,488	$65,764
Per share amount	$1.73	$1.38	$4.87	$4.19

Diluted earnings per share:
Weighted average shares outstanding	15,513	15,686	15,517	15,693
Assumed conversion of convertible preferred stock	840	840	840	840
Total dilutive shares	16,353	16,526	16,357	16,533
Net income attributable to common shareholders	$26,847	$21,608	$75,488	$65,764
Convertible preferred stock dividend	23	23	68	68
Net income attributable to DXP Enterprises, Inc.	$26,870	$21,631	$75,556	$65,832
Per share amount	$1.64	$1.31	$4.62	$3.98

As of September 30, 2026 and 2025, the weighted average of the unvested restricted stock awards were 153,447 and 241,742 shares, respectively. The preferred stock is convertible into 840,000 shares of common stock.

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

NOTE 11 - SEGMENT REPORTING

We have three reportable and operating segments: Service Centers, Innovative Pumping Solutions, and Supply Chain Services.

The Service Centers segment supplies industrial customers with maintenance support, MRO products and equipment, and logistics services. The Service Centers segment provides a wide range of MRO products in the rotating equipment, bearing, power transmission, hose, fluid power, metal working, industrial supply, safety products and safety services categories.

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

As a part of the Company's annual business planning, the CODM reviews our reportable segment composition and financial performance. As of September 30, 2026, there was no change to our reportable segment composition.

The following table sets forth financial information related to the Company's segments (in thousands):

Three Months Ended September 30, 2026	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$376,637	$144,115	$66,428	$587,180	$—	$587,180
Operating expenses	318,148	119,357	60,332	497,837	—	497,837
Other expenses
Depreciation	1,003	938	7	1,948	1,040	2,988
Amortization of finance lease assets	1,872	376	91	2,339	129	2,468
Other(1)	—	—	—	—	31,425	31,425
Operating income (loss)	$55,614	$23,444	$5,998	$85,056	$(32,594)	$52,462
Interest expense	—	—	—	—	16,949	16,949
Other income, net	—	—	—	—	(950)	(950)
Income (loss) before income taxes	$55,614	$23,444	$5,998	$85,056	$(48,593)	$36,463

Capital expenditures	$1,900	$541	$—	$2,441	$1,797	$4,238
(1). Other primarily includes selling, general and administrative expenses of $24.5 million and amortization of intangible assets of $6.9 million.

Three Months Ended September 30, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$350,179	$100,551	$62,994	$513,724	$—	$513,724
Operating expenses	296,817	81,147	57,635	435,599	—	435,599
Other expenses
Depreciation	995	774	8	1,777	1,034	2,811
Amortization of finance lease assets	1,021	231	47	1,299	443	1,742
Other(1)	—	—	—	—	29,874	29,874
Operating income (loss)	$51,346	$18,399	$5,304	$75,049	$(31,351)	$43,698
Interest expense	—	—	—	—	14,894	14,894
Other income, net	—	—	—	—	(648)	(648)
Income (loss) before income taxes	$51,346	$18,399	$5,304	$75,049	$(45,597)	$29,452

Capital expenditures	$936	$1,082	$—	$2,018	$4,722	$6,740
(1). Other primarily includes selling, general and administrative expenses of $24.5 million and amortization of intangible assets of $5.4 million.

Nine Months Ended September 30, 2026	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$1,082,511	$405,514	$197,274	$1,685,299	$—	$1,685,299
Operating expenses	914,671	330,010	178,103	1,422,784	—	1,422,784
Other expenses
Depreciation	3,070	2,781	21	5,872	3,120	8,992
Amortization of finance lease assets	5,316	946	254	6,516	387	6,903
Other(1)	—	—	—	—	96,191	96,191
Operating income (loss)	$159,454	$71,777	$18,896	$250,127	$(99,698)	$150,429
Interest expense	—	—	—	—	50,223	50,223
Other income, net	—	—	—	—	(2,603)	(2,603)
Income (loss) before income taxes	$159,454	$71,777	$18,896	$250,127	$(147,318)	$102,809

Capital expenditures	$4,448	$1,866	$—	$6,314	$3,839	$10,153
(1). Other primarily includes selling, general and administrative expenses of $75.5 million and amortization of intangible assets of $20.7 million.

Nine Months Ended September 30, 2025	Service Center	Innovative Pumping Solutions	Supply Chain Services	Total Reportable Segments	Corporate	Total
Sales	$1,016,985	$280,273	$191,717	$1,488,975	$—	$1,488,975
Operating expenses	862,649	226,832	175,470	1,264,951	—	1,264,951
Other Expenses
Depreciation	2,864	2,336	24	5,224	2,423	7,647
Amortization of finance lease assets	2,911	657	127	3,695	1,151	4,846
Other(1)	—	—	—	—	81,332	81,332
Operating income (loss)	$148,561	$50,448	$16,096	$215,105	$(84,906)	$130,199
Interest expense	—	—	—	—	44,298	44,298
Other income, net	—	—	—	—	(2,320)	(2,320)
Income (loss) before income taxes	$148,561	$50,448	$16,096	$215,105	$(126,884)	$88,221

Capital expenditures	$3,434	$2,568	$—	$6,002	$30,998	$37,000
(1). Other primarily includes selling, general and administrative expenses of $65.2 million and amortization of intangible assets of $16.1 million.

The following table sets forth total assets related to the Company's segments (in thousands):

	September 30, 2026	December 31, 2025
Service Centers	$861,084	$820,289
Innovative Pumping Solutions	579,535	383,201
Supply Chain Services	107,370	95,045
Total Reportable Segments Assets	$1,547,989	$1,298,535
Corporate	269,740	386,620
Total Assets	$1,817,729	$1,685,155

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

A summary of the preliminary allocation of the total purchase consideration of our business acquisitions during the nine months ended September 30, 2026 is presented as follows (in thousands):

	Acquisition 1	All Other Acquisitions Q1 2026	Total for Q1 2026	Q2 2026 Acquisition	Q3 2026 Acquisition	Total
Total Acquisitions	1	2	3	1	1	5

Cash payments	$86,959	$21,982	$108,941	$7,781	$13,399	$130,121
Stock consideration	—	—	—	—	1,485	1,485
Contingent consideration	13,843	3,499	17,342	1,495	3,190	22,027
Total purchase price consideration	$100,802	$25,481	$126,283	$9,276	$18,074	$153,633
Tangible assets acquired	29,368	8,528	37,896	3,292	1,109	42,297
Intangible assets acquired	43,361	5,123	48,484	432	4,691	53,607
Total assets acquired	$72,729	$13,651	$86,380	$3,724	$5,800	$95,904
Total liabilities assumed	(14,313)	(2,070)	(16,383)	(1,964)	(363)	(18,710)
Net assets acquired	58,416	11,581	69,997	1,760	5,437	77,194
Goodwill	$42,386	$13,900	$56,286	$7,516	$12,637	$76,439

The Company acquired these businesses to expand its water and wastewater platform, expand into new territories, and to maintain its leading position as the largest distributor of rotating equipment in North America.

The total purchase consideration related to our acquisitions for the nine months ended September 30, 2026 consisted primarily of cash and contingent consideration. The total cash and cash equivalents acquired for these acquisitions was $6.7 million. Transaction-related costs for acquisitions consummated during the period and included within selling, general, and administrative expenses in the consolidated statements of operations was $1.6 million as of September 30, 2026.

The goodwill total of approximately $76.4 million for the nine months ended September 30, 2026 assigned to our IPS segment was primarily attributable to expected synergies and the assembled workforce of the entities. The total amount of goodwill expected to be deductible for tax purposes is $54.5 million.

The acquisitions' operating results are included within the Company's consolidated statements of operations from the date of acquisition, which were not material for the nine months ended September 30, 2026.

Of the $53.6 million of acquired intangible assets, $0.6 million was provisionally assigned to non-compete agreements that are subject to amortization over 5 years, $46.1 million was assigned to customer relationships and vendor relationships and will be amortized over a period of 8 years through 9 years, and $6.9 million was assigned to trade names and will be amortized over a period of 10 years.

Pro Forma Results of Operations (unaudited)

The following unaudited supplemental pro forma results of operations for the Company incorporate the acquisitions completed during 2025 and through September 30, 2026. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Sales	$587,858	$554,247	$1,699,906	$1,662,740
Net income attributable to common shareholders	$27,001	$29,960	$77,003	$89,880

The pro forma combined results of operations for the three and nine months ended September 30, 2026 and 2025 were prepared by adjusting the historical results of the Company to include the historical results of the acquired businesses before their respective acquisitions dates.

NOTE 13 - SHARE REPURCHASES

On December 15, 2022, the Company announced a Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.8 million shares, of the Company's outstanding common stock over the next 24 months from the date of the announcement. The Company completed the program in August 2024.

On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which we may repurchase up to $85.0 million worth, or 2.5 million shares of the Company's outstanding common stock over the next 24 months. Total consideration paid to repurchase the shares was recorded in shareholders’ equity as treasury stock. The Company completed the program in August 2026.

The following table represents total number of shares purchased, the amount paid, and the average price paid per share under share repurchase programs authorized by our Board of Directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Total number of shares purchased	—	19.2	—	19.2
Amount paid	$—	$1,999	$—	$1,999
Average price paid per share	$—	$104.18	$—	$104.18

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$45,330	$40,225
Cash paid for income taxes	6,579	35,095

Non-cash investing and financing activities:
Shares issued for acquisitions	$1,485	$—
Treasury shares repurchase accruals	$—	$(28)

NOTE 15 - OTHER INCOME AND EXPENSES

The components of other (income) expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income	$(1,293)	$(768)	(3,819)	(2,565)
Change in fair value of contingent consideration	484	204	1,198	932
Other, net	(141)	(84)	18	(687)
Total	$(950)	$(648)	$(2,603)	$(2,320)

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

Geographical Information
Revenues are presented in geographic areas based on location of the facility shipping products or providing services.

The Company’s revenues by geographical location are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues
United States	$567,269	$495,781	$1,627,849	$1,431,885
Canada	19,536	17,604	56,477	55,961
Other	375	339	973	1,129
Total	$587,180	$513,724	$1,685,299	$1,488,975

Recent Acquisitions
We define and calculate organic sales to include locations and acquisitions under our ownership for at least twelve months. "Acquisition Sales" are sales from acquisitions that have been under our ownership for less than twelve months and are excluded in our calculation of Organic Sales.
The following tables set forth the disaggregation of sales associated with Acquisition and Organic sales for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Three Months Ended September 30, 2026
Service Centers	$376,637	$—	$376,637
Innovative Pumping Solutions	144,115	48,832	95,283
Supply Chain Services	66,428	—	66,428
Total Sales	$587,180	$48,832	$538,348

Three Months Ended September 30, 2025
Service Centers	$350,179	$11,658	$338,521
Innovative Pumping Solutions	100,551	6,745	93,806
Supply Chain Services	62,994	—	62,994
Total Sales	$513,724	$18,403	$495,321

$ Change
Service Centers	$26,458	$(11,658)	$38,116
Innovative Pumping Solutions	43,564	42,087	1,477
Supply Chain Services	3,434	—	3,434
Total $ Change	$73,456	$30,429	$43,027

% Change
Service Centers	7.6%	(100.0)%	11.3%
Innovative Pumping Solutions	43.3%	624.0%	1.6%
Supply Chain Services	5.5%	N/A	5.5%
Total % Change	14.3%	165.3%	8.7%

	Sales	Acquisition Sales	Organic Sales
Nine Months Ended September 30, 2026
Service Centers	$1,082,511	$8,581	$1,073,930
Innovative Pumping Solutions	405,514	130,844	274,670
Supply Chain Services	197,274	—	197,274
Total Sales	$1,685,299	$139,425	$1,545,874

Nine Months Ended September 30, 2025
Service Centers	$1,016,985	$45,154	$971,831
Innovative Pumping Solutions	280,273	28,966	251,307
Supply Chain Services	191,717	—	191,717
Total Sales	$1,488,975	$74,120	$1,414,855

$ Change
Service Centers	$65,526	$(36,573)	$102,099
Innovative Pumping Solutions	125,241	101,878	23,363
Supply Chain Services	5,557	—	5,557
Total $ Change	$196,324	$65,305	$131,019

% Change
Service Centers	6.4%	(81.0)%	10.5%
Innovative Pumping Solutions	44.7%	351.7%	9.3%
Supply Chain Services	2.9%	N/A	2.9%
Total % Change	13.2%	88.1%	9.3%

NOTE 17 - SUBSEQUENT EVENT

On October 28, 2026, the Company entered into a new stock repurchase program under which up to $150.0 million or 1.0 million shares of its outstanding common stock may be acquired in the open market over the next 24 months at the discretion of management. The previous stock repurchase program, which authorized the repurchase of up to $85.0 million or 2.5 million shares of common stock, concluded in August 2026.

On November 1, 2026, the Company entered into a purchase agreement to acquire the issued and outstanding equity interests of MDS of Michigan, LLC. The acquisition was funded with cash on the balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of DXP Enterprises, Inc. together with its subsidiaries (collectively "DXP," "Company," "us," "we," or "our") for the nine months ended September 30, 2026 should be read in conjunction with our previous Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and the consolidated financial statements and notes thereto included in such reports. The Company's consolidated financial statements are prepared in accordance with U.S. GAAP.

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

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2025 Form 10-K.

Service Centers and Innovative Pumping Solutions Segments

The replacement and mission-critical nature of our products and services within the Company's Service Centers and Innovative Pumping Solutions business segments and industrial and manufacturing environments and processes drives a demand and outlook that are correlated with global, national and regional industrial production, capacity utilization and long-term GDP growth. For the nine months ended September 30, 2026, we had approximately $1.5 billion in sales in our Service Centers and Innovative Pumping Solutions segments, an increase of approximately 14.7 percent compared to the nine months ended September 30, 2025. Our performance has been strengthened by our ability to maintain strong margins despite price increases from vendors and suppliers. During the nine months ended September 30, 2026, $8.6 million in sales in our Service Centers (SC) segment and $130.8 million in sales in our Innovative Pumping Solutions (IPS) segment were associated with recent acquisitions.

Supply Chain Services Segment

For the nine months ended September 30, 2026, we had approximately $197.3 million in sales in our Supply Chain Services (SCS) segment, an increase of approximately 2.9 percent compared to the nine months ended September 30, 2025.

Matters Affecting Comparability

Our results of operations are not directly comparable on a year-over-year basis due to various prior acquisitions and the varying size and number of acquisitions in any comparable period. Accordingly, the results of acquisitions are included subsequent to their respective acquisition dates and the Company provides detail around Organic and Acquisition Sales as defined in our Key Business Metrics. During the nine months ended September 30, 2026, acquisition sales were $139.4 million compared to $74.1 million for the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales by Business Segment
Service Centers	$376,637	$350,179	$1,082,511	$1,016,985
Innovative Pumping Solutions	144,115	100,551	405,514	280,273
Supply Chain Services	66,428	62,994	197,274	191,717
Total DXP Sales	$587,180	$513,724	$1,685,299	$1,488,975
Acquisition Sales	$48,832	$18,403	$139,425	$74,120
Organic Sales	$538,348	$495,321	$1,545,874	$1,414,855

Business Days	64	64	190	190
Sales per Business Day	$9,175	$8,027	$8,870	$7,837
Organic Sales per Business Day	$8,412	$7,739	$8,136	$7,447

Gross Profit	$180,508	$161,259	$532,181	$469,337
Gross Profit Margin	30.7%	31.4%	31.6%	31.5%
Income from Operations	$52,462	$43,698	$150,429	$130,199
Income from Operations Margin	8.9%	8.5%	8.9%	8.7%
Net Income	$26,870	$21,631	$75,556	$65,832
Net Income Margin	4.6%	4.2%	4.5%	4.4%
EBITDA	$65,767	$54,266	$189,641	$161,063
EBITDA Margin	11.2%	10.6%	11.3%	10.8%
Adjusted EBITDA	$67,256	$56,501	$195,444	$166,333
Adjusted EBITDA Margin	11.5%	11.0%	11.6%	11.2%
Net cash provided by operating activities	$18,686	$34,886	$80,641	$56,505
Free Cash Flow	$14,448	$28,146	$70,488	$19,505

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

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	%	2025	%
Sales	$587,180	100.0%	$513,724	100.0%
Cost of sales	406,672	69.3%	352,465	68.6%
Gross profit	180,508	30.7%	161,259	31.4%
Selling, general and administrative expenses	128,046	21.8%	117,561	22.9%
Income from operations	52,462	8.9%	43,698	8.5%
Interest expense	16,949	2.9%	14,894	2.9%
Other (income) expense, net	(950)	(0.2)%	(648)	(0.1)%
Income before income taxes	36,463	6.2%	29,452	5.7%
Provision for income tax expense	9,593	1.6%	7,821	1.5%
Net income	$26,870	4.6%	$21,631	4.2%

Earnings per share:
Basic	$1.73		$1.38
Diluted	$1.64		$1.31

The following table sets forth the disaggregation of revenue from sales associated with acquisitions for the three months ended September 30, 2026 and 2025 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Three Months Ended September 30, 2026
Service Centers	$376,637	$—	$376,637
Innovative Pumping Solutions	144,115	48,832	95,283
Supply Chain Services	66,428	—	66,428
Total Sales	$587,180	$48,832	$538,348

Three Months Ended September 30, 2025
Service Centers	$350,179	$11,658	$338,521
Innovative Pumping Solutions	100,551	6,745	93,806
Supply Chain Services	62,994	—	62,994
Total Sales	$513,724	$18,403	$495,321

$ Change
Service Centers	$26,458	$(11,658)	$38,116
Innovative Pumping Solutions	43,564	42,087	1,477
Supply Chain Services	3,434	—	3,434
Total $ Change	$73,456	$30,429	$43,027

% Change
Service Centers	7.6%	(100.0)%	11.3%
Innovative Pumping Solutions	43.3%	624.0%	1.6%
Supply Chain Services	5.5%	N/A	5.5%
Total % Change	14.3%	165.3%	8.7%

SALES. Sales for the three months ended September 30, 2026 increased $73.5 million, or 14.3 percent, to approximately $587.2 million from $513.7 million for the prior year's corresponding period, of which recent acquisitions contributed $48.8 million. Additionally, the overall increase in sales was the result of an increase in sales in our SC, IPS, and SCS segments of $26.5 million, $43.6 million, and $3.4 million, respectively. The fluctuations in sales are further explained in our business segment discussions below.

Service Centers segment. Sales for the SC segment increased $26.5 million, or 7.6 percent, for the three months ended September 30, 2026, compared to the prior year's corresponding period. Excluding the impact of recent acquisitions, sales grew $38.1 million. The current period included no acquisition sales, compared with $11.7 million for the three months ended September 30, 2025. Additionally, sales increased due to increased volume within our California, Gulf Coast, Alaska, and North Texas regions, offset by decreases in sales in our Ohio River Valley, South Central, and Southwest regions.

Innovative Pumping Solutions segment. Sales for the IPS segment increased $43.6 million, or 43.3 percent, for the three months ended September 30, 2026, compared to the prior year's corresponding period. This sales increase was the result of increases within our water and wastewater platform as well as strategic acquisitions within the IPS segment. Sales from recent acquisitions contributed $48.8 million during the period, compared to $6.7 million, for the three months ended September 30, 2025.

Supply Chain Services segment. Sales for the SCS segment increased by $3.4 million, or 5.5 percent, for the three months ended September 30, 2026, compared to the prior year's corresponding period. This was primarily due to the onboarding of new customers and their related facilities as well as increased net activity with existing customers.

GROSS PROFIT. Gross profit margin for the three months ended September 30, 2026 was 30.7 percent compared to 31.4 percent for the prior year's corresponding period. The gross profit margin for the three months ended September 30, 2026 was negatively impacted by 65 basis points primarily due to increased input costs compared to the last quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the three months ended September 30, 2026 increased by $10.5 million, or 8.9 percent, to $128.0 million from $117.6 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent, insurance, and professional fees.

OPERATING INCOME. Operating income for the third quarter of 2026 increased by $8.8 million to $52.5 million, from $43.7 million in the prior year's corresponding period primarily due to improved SG&A leverage on higher sales.

INTEREST EXPENSE. Interest expense for the third quarter of 2026 increased $2.1 million compared to the prior year's corresponding period. This increase was primarily due to the Company refinancing its Term Loan B during the fourth quarter of 2025.

INCOME TAXES. Our effective tax rate for continuing operations was 26.3 percent for the three months ended September 30, 2026, compared to 26.6 percent for the three months ended September 30, 2025. Compared to the U.S. statutory rate for the three months ended September 30, 2025, The effective tax rate for the three months ended September 30, 2026, decreased compared to the same period in 2025, primarily due to discrete tax benefits associated with a reduction in the reserve for prior-year research and development tax credits and related accrued interest, partially offset by lower tax benefits from stock-based compensation vesting during the period, net of limitations under Section 162(m).

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	%	2025	%
Sales	$1,685,299	100.0%	$1,488,975	100.0%
Cost of sales	1,153,118	68.4%	1,019,638	68.5%
Gross profit	532,181	31.6%	469,337	31.5%
Selling, general and administrative expenses	381,752	22.7%	339,138	22.8%
Income from operations	150,429	8.9%	130,199	8.7%
Interest expense	50,223	3.0%	44,298	3.0%
Other income, net	(2,603)	(0.2)%	(2,320)	(0.2)%
Income before income taxes	102,809	6.1%	88,221	5.9%
Provision for income taxes	27,253	1.6%	22,389	1.5%
Net income	$75,556	4.5%	$65,832	4.4%

Earnings per share:
Basic	$4.87		$4.19
Diluted	$4.62		$3.98

The following table sets forth the disaggregation of revenue from sales associated with acquisitions for the nine months ended September 30, 2026 and 2025 (in thousands):

	Sales	Acquisition Sales	Organic Sales
Nine Months Ended September 30, 2026
Service Centers	$1,082,511	$8,581	$1,073,930
Innovative Pumping Solutions	405,514	130,844	274,670
Supply Chain Services	197,274	—	197,274
Total Sales	$1,685,299	$139,425	$1,545,874

Nine Months Ended September 30, 2025
Service Centers	$1,016,985	$45,154	$971,831
Innovative Pumping Solutions	280,273	28,966	251,307
Supply Chain Services	191,717	—	191,717
Total Sales	$1,488,975	$74,120	$1,414,855

$ Change
Service Centers	$65,526	$(36,573)	$102,099
Innovative Pumping Solutions	125,241	101,878	23,363
Supply Chain Services	5,557	—	5,557
Total $ Change	$196,324	$65,305	$131,019

% Change
Service Centers	6.4%	(81.0)%	10.5%
Innovative Pumping Solutions	44.7%	351.7%	9.3%
Supply Chain Services	2.9%	N/A	2.9%
Total % Change	13.2%	88.1%	9.3%

SALES. Sales for the nine months ended September 30, 2026 increased $196.3 million, or 13.2 percent, to approximately $1.7 billion from $1.5 billion for the prior year's corresponding period, of which recent acquisitions contributed $139.4 million during the year. Additionally, the overall increase in sales was the result of an overall increase in sales within our SC, IPS, and SCS segments of $65.5 million, $125.2 million, and $5.6 million. The fluctuations in sales are further explained in our business segment discussions below.

Service Centers segment. Sales for the SC segment increased by $65.5 million, or 6.4 percent for the nine months ended September 30, 2026, compared to the prior year's corresponding period. Sales from recent acquisitions for the SC segment contributed $8.6 million during the period as compared to $45.2 million during the nine months ended September 30, 2025. Total sales for the SC segment excluding acquisitions increased $102.1 million from the prior year's corresponding period. This sales increase was primarily the result of increased business activity within the majority of our regions.

Innovative Pumping Solutions segment. Sales for the IPS segment increased by $125.2 million, or 44.7 percent for the nine months ended September 30, 2026 compared to the prior year's corresponding period. Sales from recent acquisitions for the IPS segment contributed $130.8 million during the period compared to $29.0 million during the nine months ended September 30, 2025. Excluding the impact of recent acquisitions, sales increased within our water and wastewater end market, due to the increased projects compared to the prior year's corresponding period.

Supply Chain Services segment. Sales for the SCS segment increased by $5.6 million, or 2.9 percent, for the nine months ended September 30, 2026, compared to the prior year's corresponding period. This was primarily due to the onboarding of new customers and their related facilities as well as increased net activity with existing customers.

GROSS PROFIT. Gross profit margin for the nine months ended September 30, 2026 was 31.6 percent compared to 31.5 percent for the prior year's corresponding period. The gross profit margin for the nine months ended September 30, 2026 was positively impacted by 6 basis points due to recent acquisitions and continuing margin expansion efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A for the nine months ended September 30, 2026 increased by approximately $42.6 million, or 12.6 percent, to $381.8 million from $339.1 million for the prior year's corresponding period. The increase in SG&A is primarily the result of increased payroll related costs, depreciation and amortization, rent, insurance, and professional fees.

OPERATING INCOME. Operating income for the nine months ended September 30, 2026 increased by $20.2 million or 15.5 percent to $150.4 million from $130.2 million in the prior year's corresponding period.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2026 increased $5.9 million compared with the prior year's corresponding period. This increase was primarily due to the Company refinancing its Term Loan B during the fourth quarter of 2025.

INCOME TAXES. Our effective tax rate for continuing operations was 26.5 percent for the nine months ended September 30, 2026, compared to 25.4 percent for the nine months ended September 30, 2025. Compared to the U.S. statutory rate for the nine months ended September 30, 2025, the effective tax rate was higher than the U.S. statutory tax rate primarily due to an increase in the reserve for research and development tax credits and related accrued interest, lower tax benefits from stock-based compensation vesting during the period, net of limitations under Section 162(m), a reduced benefit from current-year research and development tax credits, and an increase in nondeductible expenses.

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

The following table sets forth the reconciliation of Acquisition Sales and Organic Sales to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales by Business Segment
Service Centers	$376,637	$350,179	$1,082,511	$1,016,985
Innovative Pumping Solutions	144,115	100,551	405,514	280,273
Supply Chain Services	66,428	62,994	197,274	191,717
Total DXP Sales	$587,180	$513,724	$1,685,299	$1,488,975
Acquisition Sales	$48,832	$18,403	$139,425	$74,120
Organic Sales	$538,348	$495,321	$1,545,874	$1,414,855

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

The following table sets forth the reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to DXP Enterprises, Inc.	$26,870	$21,631	$75,556	$65,832
Plus: Interest expense	16,949	14,894	50,223	44,298
Plus: Provision for income tax expense	9,593	7,821	27,253	22,389
Plus: Depreciation and amortization	12,355	9,920	36,609	28,544
EBITDA	$65,767	$54,266	$189,641	$161,063
Plus: stock compensation expense	1,489	1,478	4,757	4,278
Plus: other non-recurring items(1)	—	757	1,046	992
Adjusted EBITDA	$67,256	$56,501	$195,444	$166,333

Operating Income Margin	8.9%	8.5%	8.9%	8.7%
Net Income Margin	4.6%	4.2%	4.5%	4.4%
EBITDA Margin	11.2%	10.6%	11.3%	10.8%
Adjusted EBITDA Margin	11.5%	11.0%	11.6%	11.2%
(1) Other non-recurring items includes unique acquisition integration costs and other non-cash, non-recurring costs.

Free Cash Flow
We define and calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment.

The following table sets forth the reconciliation of Free Cash Flow to the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$18,686	$34,886	$80,641	$56,505
Less: purchases of property and equipment	(4,238)	(6,740)	(10,153)	(37,000)
Free Cash Flow	$14,448	$28,146	$70,488	$19,505

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

Cash

As of September 30, 2026, we had available cash of $218.8 million and credit facility availability of $192.2 million. We have a $225.0 million asset-backed line of credit (the "ABL Revolver"), offset by letters of credit of $32.8 million. We had no borrowings outstanding on our ABL Revolver as of September 30, 2026.

Cash Flows

The following table summarizes our net cash flows provided by and used in operating activities, investing activities, and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net Cash Provided by (Used in):
Operating Activities	$80,641	$56,505
Investing Activities	(135,755)	(58,733)
Financing Activities	(28,151)	(23,194)
Effect of Foreign Currency	(1,684)	840
Net Change in Cash	$(84,949)	$(24,582)

Operating Activities

The Company generated $80.6 million of cash from operating activities during the nine months ended September 30, 2026 compared to $56.5 million of cash generated during the prior year's corresponding period. The increase of $24.1 million was primarily due to higher net income during the period and a reduction in tax payments compared to the prior corresponding period.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $135.8 million compared to a $58.7 million use of cash during the prior year’s corresponding period. This $77.0 million increase was primarily driven by increased acquisition activity during the nine months ended September 30, 2026. Total consideration, net of cash acquired, was $126.2 million, compared to $24.4 million for the nine months ended September 30, 2025.

Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities was $28.2 million, compared to net cash used in financing activities of $23.2 million during the prior year’s corresponding period. The increase was primarily due to increased principal debt payments during the year.

We believe the Company has adequate funding to support its working capital needs within the business.

Debt

At September 30, 2026, our total outstanding debt was $839.5 million, or 59.5 percent of total capitalization (total debt plus shareholders' equity) of $1.4 billion. This debt bears interest at various floating rates. For a further discussion of the Company's debt refer to Note 8. Long-Term Debt.

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

The following table summarizes the amount of borrowing capacity under our ABL Revolver (in thousands):

	September 30, 2026	December 31, 2025
Total borrowing capacity	$225,000	$185,000
Less: Amount drawn	—	—
Less: Outstanding letters of credit	32,829	31,472
Total amount available	$192,171	$153,528

At September 30, 2026, the Company had $411.0 million of liquidity including $218.8 million in cash and $192.2 million in availability under the ABL Revolver.

On July 2, 2026, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”). The Second A&R Credit Agreement provides for asset-based revolving loans (the “ABL Loans”) in an aggregate principal amount of up to $225.0 million. The ABL Facility may be increased by up to an aggregate of $50.0 million, in minimum increments of $10.0 million. The Second A&R Credit Agreement amends and restates the Amended and Restated Loan and Security Agreement dated as of July 19, 2022. The ABL Facility will mature on July 2, 2031.

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

The following table sets forth the reconciliation of net cash provided by operating activities to Free Cash Flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$18,686	$34,886	$80,641	$56,505
Less: purchases of property and equipment	(4,238)	(6,740)	(10,153)	(37,000)
Free Cash Flow	$14,448	$28,146	$70,488	$19,505

Uses of Liquidity

Internally generated cash flows are the primary source of working capital and growth initiatives, including acquisitions and growth capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases, when appropriate.

Working Capital

We monitor net working capital, which excludes cash and restricted cash, short-term debt obligations, and short-term operating leases. Net working capital as of September 30, 2026 was $420.9 million, an increase of $59.2 million, compared to $361.7 million as of December 31, 2025. The increase was primarily due to sustained sales growth and acquisitions.

Acquisitions

For a discussion of the Company’s acquisitions refer to Note 12. Business Acquisitions. During the nine months ended September 30, 2026 and 2025, the Company invested $126.2 million and $24.4 million, respectively, in acquisitions.

Capital Expenditures

The Company's capital expenditures was $10.2 million and $37.0 million for the nine months ended September 30, 2026 and 2025 respectively. This includes continued facility upgrades and enhancements, tools and equipment, and enhancements across the Company.

DISCUSSION OF SIGNIFICANT ACCOUNTING AND BUSINESS POLICIES

Critical accounting and business policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. These policies have been discussed with the Audit Committee of the Board of Directors of DXP.

The Company's unaudited condensed financial statements are prepared in accordance with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on substantially the same basis as our annual Consolidated Financial Statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. For a more complete discussion of our significant accounting policies and business practices, refer to the consolidated Annual Report on Form 10-K filed with the SEC on February 26, 2026. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of results expected for the full fiscal year.

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

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act identified in the evaluation for the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

In August 2026, in connection with the acquisition of Mequipco Ltd., the Company issued 9,456 shares of its common stock to the sellers of Mequipco Ltd. as a portion of consideration transferred.

These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities

A summary of our repurchases of DXP Enterprises, Inc. common stock under our current share repurchase program and employee stock awards withheld for certain tax obligations during the third quarter of fiscal year 2026 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2026	—	$—	—	$68,006
August 1 – August 31, 2026	—	—	—	—
September 1 – September 30, 2026	162	183.10	—	—
Total	162	$183.10	—	$—

(1) There were 162 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the three months ended September 30, 2026.

(2) On August 28, 2024, the Company announced a new Share Repurchase Program pursuant to which it may repurchase up to $85.0 million worth, or 2.5 million shares, of the Company's outstanding common stock over the next 24 months at the discretion of management. The Company completed the program in August 2026.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL), (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Equity, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in XBRL.

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

Dated: November 5, 2026